Form 10-Q
period 2011-03-31
PRIVATEBANCORP, INC
filed 2011-05-09
CIK 889936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 4, 2011, there were 71,811,134 shares of the issuer’s voting and non-voting common stock, without par value, outstanding.

PRIVATEBANCORP, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$181,738	$112,772
Federal funds sold and other short-term investments	621,206	541,316
Loans held for sale	22,611	30,758
Securities available-for-sale, at fair value	1,892,304	1,881,786
Non-marketable equity investments	23,490	23,537
Loans – excluding covered assets, net of unearned fees	9,037,067	9,114,357
Allowance for loan losses	(218,237)	(222,821)

Loans, net of allowance for loan losses and unearned fees	8,818,830	8,891,536
Covered assets	364,372	397,210
Allowance for covered loan losses	(19,738)	(15,334)

Covered assets, net of allowance for covered loan losses	344,634	381,876
Other real estate owned, excluding covered assets	93,770	88,728
Premises, furniture, and equipment, net	39,019	40,975
Accrued interest receivable	33,960	33,854
Investment in bank owned life insurance	49,799	49,408
Goodwill	94,609	94,621
Other intangible assets	16,464	16,840
Derivative assets	87,273	100,250
Other assets	177,735	177,364

Total assets	$12,497,442	$12,465,621

Liabilities
Demand deposits:
Non-interest-bearing	$2,438,709	$2,253,661
Interest-bearing	540,215	616,761
Savings deposits and money market accounts	4,831,253	4,821,823
Brokered deposits	1,467,196	1,450,827
Time deposits	1,348,603	1,392,357

Total deposits	10,625,976	10,535,429
Short-term borrowings	88,468	118,561
Long-term debt	409,793	414,793
Accrued interest payable	5,529	5,968
Derivative liabilities	88,351	102,018
Other liabilities	41,193	60,942

Total liabilities	11,259,310	11,237,711

Equity
Preferred stock – Series B	239,270	238,903
Common stock:
Voting	67,500	67,436
Nonvoting	3,536	3,536
Treasury stock	(20,312)	(20,054)
Additional paid-in capital	959,135	954,977
Accumulated deficit	(30,223)	(36,999)
Accumulated other comprehensive income, net of tax	19,121	20,078

Total stockholders’ equity	1,238,027	1,227,877

Noncontrolling interests	105	33

Total equity	1,238,132	1,227,910

Total liabilities and equity	$12,497,442	$12,465,621

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – (Continued)

(Amounts in thousands, except per share data)

	March 31, 2011			December 31, 2010
	Preferred Stock-Series B	Common Stock		Preferred Stock-Series B	Common Stock
		Voting	Nonvoting		Voting	Nonvoting
Per Share Data
Par value	None	None	None	None	None	None
Liquidation value	$1,000	n/a	n/a	$1,000	n/a	n/a
Stated value	None	$1.00	$1.00	None	$1.00	$1.00
Share Balances
Shares authorized	1,000	174,000	5,000	1,000	174,000	5,000
Shares issued	244	68,560	3,536	244	68,443	3,536
Shares outstanding	244	67,892	3,536	244	67,791	3,536
Treasury shares	—	668	—	—	652	—

n/a Not applicable

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest Income
Loans, including fees	$105,647	$111,062
Federal funds sold and other short-term investments	336	544
Securities:
Taxable	15,390	15,450
Exempt from Federal income taxes	1,486	1,718

Total interest income	122,859	128,774

Interest Expense
Interest-bearing demand deposits	642	966
Savings deposits and money market accounts	6,662	9,114
Brokered and time deposits	6,692	11,424
Short-term borrowings	827	1,446
Long-term debt	5,483	7,505

Total interest expense	20,306	30,455

Net interest income	102,553	98,319
Provision for loan and covered loan losses	37,578	72,548

Net interest income after provision for loan and covered loan losses	64,975	25,771

Non-interest Income
Trust and investments	4,662	4,424
Mortgage banking	1,402	2,121
Capital markets products	4,489	278
Treasury management	4,751	3,608
Loan and credit related fees	5,898	3,453
Other income, service charges, and fees	2,058	1,155
Net securities gains	367	29

Total non-interest income	23,627	15,068

Non-interest Expense
Salaries and employee benefits	38,557	39,389
Net occupancy expense	7,532	7,295
Technology and related costs	2,661	3,043
Marketing	1,943	2,102
Professional services	2,334	4,203
Outsourced servicing costs	2,154	1,521
Net foreclosed property expenses	6,306	1,403
Postage, telephone, and delivery	888	965
Insurance	7,340	5,419
Loan and collection expense	2,553	2,579
Other expenses	3,081	5,452

Total non-interest expense	75,349	73,371

Income (loss) before income taxes	13,253	(32,532)
Income tax provision (benefit)	2,279	(11,676)

Net income (loss)	10,974	(20,856)
Net income attributable to noncontrolling interests	72	70

Net income (loss) attributable to controlling interests	10,902	(20,926)
Preferred stock dividends and discount accretion	3,415	3,394

Net income (loss) available to common stockholders	$7,487	$(24,320)

Per Common Share Data
Basic	$0.10	$(0.35)
Diluted	$0.10	$(0.35)
Common dividends per share	$0.01	$0.01
Weighted-average common shares outstanding	70,347	69,933
Weighted-average diluted common shares outstanding	70,396	69,933

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income	Non- controlling Interests	Total
Balance at January 1, 2010	$237,487	$70,444	$(18,489)	$940,338	$(22,093)	$27,896	$33	$1,235,616
Comprehensive Income:
Net (loss) income	—	—	—	—	(20,926)	—	70	(20,856)
Other comprehensive income (1)	—	—	—	—	—	5,507	—	5,507

Total comprehensive loss								(15,349)
Cash dividends:
Common stock ($0.01 per share)	—	—	—	—	(699)	—	—	(699)
Preferred stock	—	—	—	—	(3,048)	—	—	(3,048)
Issuance of common stock	—	—	—	(2)	—	—	—	(2)
Accretion of preferred stock discount	346	—	—	—	(346)	—	—	—
Common stock issued under benefit plans	—	56	—	(23)	—	—	—	33
Shortfall tax benefit from share-based compensation	—	—	—	(491)	—	—	—	(491)
Stock repurchased in connection with benefit plans	—	—	(106)	—	—	—	—	(106)
Share-based compensation expense	—	—	—	4,273	—	—	—	4,273

Balance at March 31, 2010	$237,833	$70,500	$(18,595)	$944,095	$(47,112)	$33,403	$103	$1,220,227

Balance at January 1, 2011	$238,903	$70,972	$(20,054)	$954,977	$(36,999)	$20,078	$33	$1,227,910
Comprehensive Income:
Net income	—	—	—	—	10,902	—	72	10,974
Other comprehensive income (1)	—	—	—	—	—	(957)	—	(957)

Total comprehensive income								10,017
Cash dividends:
Common stock ($0.01 per share)	—	—	—	—	(711)	—	—	(711)
Preferred stock	—	—	—	—	(3,048)	—	—	(3,048)
Accretion of preferred stock discount	367	—	—	—	(367)	—	—	—
Common stock issued under benefit plans	—	60	—	811	—	—	—	871
Shortfall tax benefit from share-based compensation	—	—	—	(163)	—	—	—	(163)
Stock repurchased in connection with benefit plans	—	—	(258)	—	—	—	—	(258)
Share-based compensation expense	—	4	—	3,510	—	—	—	3,514

Balance at March 31, 2011	$239,270	$71,036	$(20,312)	$959,135	$(30,223)	$19,121	$105	$1,238,132

(1)	Net of taxes and reclassification adjustments.

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income (loss)	$10,902	$(20,926)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and covered loan losses	37,578	72,548
Depreciation of premises, furniture, and equipment	2,142	1,909
Net amortization of premium on securities	2,261	864
Net gains on sale of securities	(367)	(29)
Net losses (gains) on sale of other real estate owned	1,580	(166)
Net accretion of discount on covered assets	(1,445)	(13,977)
Bank owned life insurance income	(391)	(435)
Net decrease in deferred loan fees	(148)	(1,652)
Share-based compensation expense	3,581	4,375
Net decrease (increase) in deferred income taxes	138	(5,599)
Net amortization of other intangibles	376	415
Change in loans held for sale	8,147	12,139
Fair market value adjustments on derivatives	(690)	1,303
Net (increase) decrease in accrued interest receivable	(106)	796
Net (decrease) increase in accrued interest payable	(439)	684
Net decrease (increase) in other assets	4,385	(8,599)
Net (decrease) increase in other liabilities	(19,900)	25,085

Net cash provided by operating activities	47,604	68,735

Investing Activities
Securities:
Proceeds from maturities, repayments, and calls	106,819	82,867
Proceeds from sales	26,770	3,822
Purchases	(147,532)	(278,251)
Net decrease in loans	12,988	77,346
Net decrease in covered assets	37,815	49,002
Proceeds from sale of other real estate owned	12,277	3,942
Net purchases of premises, furniture, and equipment	(186)	(1,915)

Net cash provided by (used in) investing activities	48,951	(63,187)

Financing Activities
Net increase in deposit accounts	90,547	721,788
Net (decrease) increase in short-term borrowings	(941)	318
Repayment of FHLB advances	(34,000)	(8,000)
Payments for the issuance of common stock	—	(2)
Stock repurchased in connection with benefit plans	(258)	(106)
Cash dividends paid	(3,755)	(3,751)
Exercise of stock options and restricted share activity	871	33
Shortfall tax benefit from exercise of stock options and release of restricted share activity	(163)	(491)

Net cash provided by financing activities	52,301	709,789

Net increase in cash and cash equivalents	148,856	715,337
Cash and cash equivalents at beginning of year	654,088	539,095

Cash and cash equivalents at end of period	$802,944	$1,254,432

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,745	$29,771
Cash paid for income taxes	9,600	6,250
Non-cash transfers of loans to other real estate	23,661	23,995

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to March 31, 2011 for potential recognition or disclosure.

2.	NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

Disclosures on Loan Credit Quality and Allowance for Credit Losses – On December 31, 2010, we adopted new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) related to improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans. The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses. This guidance was effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements beginning on January 1, 2011. Since the new guidance only affects disclosures, it did not impact our financial position, consolidated results of operations or liquidity position upon adoption.

In January 2011, the FASB temporarily delayed the effective date for the troubled debt restructuring (“TDRs”) disclosures that are required in this guidance until the effective date of the recently issued guidance for identifying TDRs (as more fully discussed below). The disclosures will be required for the Company’s financial statements that include periods beginning on or after July 1, 2011.

Fair Value Measurement Disclosures – On January 1, 2011, we adopted the additional disclosure requirements that had a delayed effective date under the new accounting guidance issued by the FASB in January 2010 regarding separate presentation of information about purchases, sales, issuances and settlements for Level 3 fair value measurements. As this guidance only affects disclosures, the adoption of this guidance did not impact our financial position, consolidated results of operations or liquidity position.

Accounting Pronouncements Pending Adoption

Troubled Debt Restructurings – On April 5, 2011, the FASB issued guidance on creditor accounting for trouble debt restructurings (“TDRs”). The guidance is intended to result in a more consistent identification of TDRs by clarifying whether a modification of a loan receivable constitutes a concession to a borrower that is experiencing financial difficulty. The guidance will be effective for the Company’s financial statements that include periods beginning on or after July 1, 2011, with retrospective application to the Company’s annual period beginning on January 1, 2011. The adoption of this guidance is not expected to have a material impact on our financial position, consolidated results of operations or liquidity position, as the guidance is largely consistent with our existing policies on the identification of troubled debt restructurings.

3.	SECURITIES

Securities Portfolio

(Amounts in thousands)

	March 31, 2011				December 31, 2010
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$9,958	$—	$(7)	$9,951	$—	$—	$—	$—
U.S. Agencies	10,120	211	—	10,331	10,155	271	—	10,426
Collateralized mortgage obligations	445,647	8,446	(5,575)	448,518	450,251	9,400	(7,930)	451,721
Residential mortgage-backed securities	1,247,750	29,600	(8,597)	1,268,753	1,222,642	31,701	(7,312)	1,247,031
State and municipal	147,878	6,470	(97)	154,251	166,209	6,433	(534)	172,108
Foreign sovereign debt	500	—	—	500	500	—	—	500

Total	$1,861,853	$44,727	$(14,276)	$1,892,304	$1,849,757	$47,805	$(15,776)	$1,881,786

Non-marketable Equity Securities
FHLB stock	$20,516	$—	$—	$20,516	$20,694	$—	$—	$20,694
Other	2,974	—	—	2,974	2,843	—	—	2,843

Total	$23,490	$—	$—	$23,490	$23,537	$—	$—	$23,537

Non-marketable equity securities primarily consists of Federal Home Loan Bank (“FHLB”) stock and represents amounts required to be held by the FHLB. This equity security is “restricted” in that it can only be sold back to the FHLB or another member institution at par. Therefore, it is less liquid than other tradable equity securities. The fair value is estimated to be cost, and no other-than-temporary impairments have been recorded on this security during 2011 and 2010.

The carrying value of securities available-for-sale, which were pledged to secure public deposits, trust deposits and for other purposes as permitted or required by law, totaled $562.9 million at March 31, 2011 and $656.3 million at December 31, 2010.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity on March 31, 2011 or December 31, 2010.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of March 31, 2011 and December 31, 2010. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities In Unrealized Loss Position

(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2011
U.S. Treasury	$9,951	$(7)	$—	$—	$9,951	$(7)
Collateralized mortgage obligations	147,368	(5,575)	—	—	147,368	(5,575)
Residential mortgage-backed securities	450,501	(8,597)	—	—	450,501	(8,597)
State and municipal	9,743	(97)	—	—	9,743	(97)

Total	$617,563	$(14,276)	$—	$—	$617,563	$(14,276)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2010
Collateralized mortgage obligations	$148,643	$(7,930)	$—	$—	$148,643	$(7,930)
Residential mortgage-backed securities	378,211	(7,312)	—	—	378,211	(7,312)
State and municipal	33,710	(534)	—	—	33,710	(534)

Total	$560,564	$(15,776)	$—	$—	$560,564	$(15,776)

There were no securities in an unrealized loss position for greater than 12 months at March 31, 2011 and December 31, 2010. The unrealized losses reported for collateralized mortgage obligations and residential mortgage-backed securities were caused primarily by changes in interest rates with the contractual cash flows of these investments guaranteed by either U.S. Government agencies or by U.S. Government-sponsored enterprises.

Since the declines in fair value on these securities are attributable to changes in interest rates, and because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Remaining Contractual Maturity of Securities

(Amounts in thousands)

	March 31, 2011
	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipals and foreign sovereign debt securities
One year or less	$2,053	$2,084
One year to five years	39,443	40,686
Five years to ten years	93,532	97,234
After ten years	33,428	35,029
All other securities
Collateralized mortgage obligations	445,647	448,518
Residential mortgage-backed securities	1,247,750	1,268,753
Non-marketable equity securities	23,490	23,490

Total	$1,885,343	$1,915,794

Securities Gains (Losses)

(Amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Proceeds from sales	$26,770	$3,822
Gross realized gains	$424	$157
Gross realized losses	(57)	(128)

Net realized gains	$367	$29

Income tax provision on net realized gains	$144	$11

Refer to Note 11 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) thereon.

4.	LOANS

The following loan portfolio and credit quality disclosures exclude covered loans. Covered loans represent loans acquired through an FDIC-assisted transaction that are subject to a loss share agreement and are presented separately in the Consolidated Statement of Condition. Refer to Note 6 for a detailed discussion regarding covered loans.

Loan Portfolio

(Amounts in thousands)

	March 31, 2011	December 31, 2010
Commercial and industrial	$4,079,874	$4,015,257
Commercial - owner-occupied commercial real estate	990,342	897,620

Total commercial	5,070,216	4,912,877
Commercial real estate	2,289,259	2,400,923
Commercial real estate – multi-family	451,685	457,246

Total commercial real estate	2,740,944	2,858,169
Construction	464,253	530,733
Residential real estate	314,082	319,146
Home equity	188,900	197,179
Personal	258,672	296,253

Total loans	$9,037,067	$9,114,357

Deferred loan fees included as a reduction in total loans	$33,575	$33,722
Overdrawn demand deposits included in total loans	$2,545	$3,197

We primarily lend to businesses and consumers in the market areas in which we operate. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Carrying Value of Loans Pledged

(Amounts in thousands)

	March 31, 2011	December 31, 2010
Loans pledged to secure:
Federal Reserve Bank discount window borrowings	$1,433,224	$913,599
Federal Loan Home Bank advances	219,895	184,026

Total	$1,653,119	$1,097,625

Loan Portfolio Aging

Loan Portfolio Aging

(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of March 31, 2011
Commercial	$4,988,049	$3,997	$139	$—	$4,992,185	$78,031	$5,070,216
Commercial real estate	2,519,419	23,409	6,782	—	2,549,610	191,334	2,740,944
Construction	417,775	4,835	—	—	422,610	41,643	464,253
Residential real estate	296,064	753	396	—	297,213	16,869	314,082
Home equity	172,655	1,913	2,935	—	177,503	11,397	188,900
Personal	241,006	8	—	—	241,014	17,658	258,672

Total loans	$8,634,968	$34,915	$10,252	$—	$8,680,135	$356,932	$9,037,067

Restructured loans accruing interest included in total accruing loans					$100,895

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of December 31, 2010
Commercial	$4,828,948	$1,024	$759	$—	$4,830,731	$82,146	$4,912,877
Commercial real estate	2,632,835	10,264	12,346	—	2,655,445	202,724	2,858,169
Construction	495,435	—	1,895	—	497,330	33,403	530,733
Residential real estate	300,027	180	4,098	—	304,305	14,841	319,146
Home equity	185,675	976	2,333	—	188,984	8,195	197,179
Personal	256,860	13,122	1,700	—	271,682	24,571	296,253

Total loans	$8,699,780	$25,566	$23,131	$—	$8,748,477	$365,880	$9,114,357

Restructured loans accruing interest included in total accruing loans					$87,576

At March 31, 2011 and December 31, 2010, commitments to lend additional funds to debtors whose loan terms have been modified in a troubled debt restructuring (both accruing and nonaccruing) totaled $7.2 million and $3.7 million, respectively.

Impaired Loans

Impaired Loans

(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve (1)	Total Recorded Investment	Specific Reserve	Average Recorded Investment	Interest Income Recognized
For the Three Months Ended March 31, 2011
Commercial	$97,957	$37,648	$55,433	$93,081	$14,445	$85,542	$140
Commercial real estate	282,802	121,341	137,413	258,754	38,686	281,677	814
Construction	56,811	10,493	34,244	44,737	11,198	35,269	35
Residential real estate	18,907	5,102	12,563	17,665	1,548	18,225	9
Home equity	12,852	3,416	8,158	11,574	1,408	10,345	1
Personal	43,525	22,718	9,298	32,016	1,127	36,974	130

Total impaired loans	$512,854	$200,718	$257,109	$457,827	$68,412	$468,032	$1,129

For the Year Ended December 31, 2010
Commercial	$98,246	$33,879	$56,284	$90,163	$18,015
Commercial real estate	292,138	118,190	144,553	262,743	38,003
Construction	52,055	11,437	26,314	37,751	3,778
Residential real estate	17,186	4,413	11,226	15,639	1,046
Home equity	8,575	—	8,195	8,195	2,614
Personal	48,911	21,227	17,738	38,965	7,515

Total impaired loans	$517,111	$189,146	$264,310	$453,456	$70,971	$423,527

(1)	These impaired loans require a specific valuation reserve because the estimated fair value of the loans or underlying collateral is less than the recorded investment in the loans.

Credit Quality Indicators

The Company has adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that exhibit acceptable financial performance, cash flow, and leverage. For all transactions, we attempt to mitigate inherent credit risk by structure, collateral, monitoring, or other meaningful controls. Credits rated 6 are considered special mention as these credits demonstrate potential weakness and that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Potential problem loans have a risk rating of 7 that are not otherwise classified as nonaccrual and are considered inadequately protected by the current net worth and paying capacity of the obligor, the collateral pledged, or guarantors. These loans generally have a well-defined weakness or weaknesses that may jeopardize full collection of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not resolved. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7 rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at minimum on a quarterly basis, while all other rated credits are reviewed annually or as the situation warrants.

Credit Quality Indicators

(Dollars in thousands)

Product Segment	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of March 31, 2011
Commercial	$58,098	1.1	$185,171	3.7	$78,031	1.5	$5,070,216
Commercial real estate	166,017	6.1	273,628	10.0	191,334	7.0	2,740,944
Construction	37,064	8.0	32,152	6.9	41,643	9.0	464,253
Residential real estate	10,136	3.2	15,192	4.8	16,869	5.4	314,082
Home equity	3,121	1.7	8,756	4.6	11,397	6.0	188,900
Personal	1,083	0.4	3,245	1.3	17,658	6.8	258,672

Total	$275,519	3.0	$518,144	5.7	$356,932	3.9	$9,037,067

As of December 31, 2010
Commercial	$111,929	2.3	$173,829	3.5	$82,146	1.7	$4,912,877
Commercial real estate	203,073	7.1	260,042	9.1	202,724	7.1	2,858,169
Construction	67,915	12.8	45,119	8.5	33,403	6.3	530,733
Residential real estate	9,962	3.1	15,101	4.7	14,841	4.7	319,146
Home equity	3,757	1.9	11,272	5.7	8,195	4.2	197,179
Personal	2,198	0.7	2,227	0.8	24,571	8.3	296,253

Total	$398,834	4.4	$507,590	5.6	$365,880	4.0	$9,114,357

5.	ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

Allowance for Loan Losses (excluding covered assets) (1)

(Amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Allowance for Loan Losses
Balance at beginning of period	$222,821	$221,688
Loans charged-off	(42,291)	(57,447)
Recoveries on loans previously charged-off	1,001	544

Net charge-offs	(41,290)	(56,903)
Provision for loan losses	36,706	72,066

Balance at end of period	$218,237	$236,851

Ending balance, individually evaluated for impairment (2)	$68,412	$73,119
Ending balance, collectively evaluated for impairment	$149,825	$163,732
Recorded investment in Loans
Ending balance, individually evaluated for impairment (2)	$457,827	$385,047
Ending balance, collectively evaluated for impairment	8,579,240	8,513,181

Total recorded investment in loans	$9,037,067	$8,898,228

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.
(2)	Refer to Note 4 for additional information regarding impaired loans.

Additional detail of the allowance for loan losses and recorded investment in loans, by product segment, as of March 31, 2011 was as follows:

Allowance for Loan Losses and Recorded investment in Loans (excluding covered assets) (1)

(Amounts in thousands)

	For the Three Months Ended March 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$70,115	$110,853	$19,778	$5,321	$5,764	$10,990	$222,821
Loans charged-off	(4,200)	(29,409)	(62)	(386)	(1,447)	(6,787)	(42,291)
Recoveries on loans previously charged-off	465	272	97	2	10	155	1,001

Net charge-offs	(3,735)	(29,137)	35	(384)	(1,437)	(6,632)	(41,290)
Provision for loan losses	(1,685)	32,470	4,285	1,036	506	94	36,706

Balance at end of period	$64,695	$114,186	$24,098	$5,973	$4,833	$4,452	$218,237

Ending balance, individually evaluated for impairment (2)	$14,445	$38,686	$11,198	$1,548	$1,408	$1,127	$68,412
Ending balance, collectively evaluated for impairment	$50,250	$75,500	$12,900	$4,425	$3,425	$3,325	$149,825
Recorded Investment in Loans:
Ending balance, individually evaluated for impairment (2)	$93,081	$258,754	$44,737	$17,665	$11,574	$32,016	$457,827
Ending balance, collectively evaluated for impairment	4,977,135	2,482,190	419,516	296,417	177,326	226,656	8,579,240

Total recorded investment in loans	$5,070,216	$2,740,944	$464,253	$314,082	$188,900	$258,672	$9,037,067

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.
(2)	Refer to Note 4 for additional information regarding impaired loans.

Reserve for Unfunded Commitments

(Amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$8,119	$1,452
Provision for unfunded commitments	—	2,000

Balance at end of period	$8,119	$3,452

Unfunded commitments, excluding covered assets, at period end	$4,044,217	$3,898,956

6.	COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) and include an indemnification receivable that represents the present value of the expected reimbursement from the FDIC related to expected losses on the acquired loans and foreclosed real estate under such agreements.

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

Covered Assets

(Amounts in thousands)

	March 31, 2011				December 31, 2010
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$12,900	$30,552	$—	$43,452	$12,824	$31,988	$—	$44,812
Commercial real estate loans	54,536	127,125	—	181,661	57,979	131,215	—	189,194
Residential mortgage loans	259	54,885	—	55,144	258	56,490	—	56,748
Consumer installment and other	282	7,812	341	8,435	197	8,624	308	9,129
Foreclosed real estate	—	—	26,590	26,590	—	—	32,155	32,155
Asset in lieu	—	—	—	—	—	—	469	469
Estimated loss reimbursement by the FDIC	—	—	49,090	49,090	—	—	64,703	64,703

Total covered assets	67,977	220,374	76,021	364,372	71,258	228,317	97,635	397,210
Allowance for covered loan losses	(11,690)	(8,048)	—	(19,738)	(8,601)	(6,733)	—	(15,334)

Net covered assets	$56,287	$212,326	$76,021	$344,634	$62,657	$221,584	$97,635	$381,876

Nonperforming covered loans (1)				$15,769				$16,357

(1)

Excludes purchased impaired loans which are accounted for on a pool basis based on common risk characteristics as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Because we are recognizing interest income on each pool of loans, they are all considered to be performing.

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

Allowance for Covered Loan Losses

(Amounts in thousands)

	Three Months Ended March 31,
	2011			2010
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
Balance at beginning of year	$8,601	$6,733	$15,334	$755	$2,009	$2,764
Loans charged-off	—	(1)	(1)	—	—	—
Recoveries on loans previously charged-off	2	43	45	—	—	—

Net recoveries	2	42	44	—	—	—
Provision for covered loan losses (1)	3,087	1,273	4,360	50	2,362	2,412

Balance at end of period	$11,690	$8,048	$19,738	$805	$4,371	$5,176

(1)

Includes $872,000 and $482,000 provision for credit losses recorded in the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, respectively, representing the Company’s 20% non-reimbursable portion under the loss share agreement.

Disposals of loans or foreclosed property, which may include sales of such, result in removal of the asset from the covered asset portfolio at its carrying amount.

Changes in the carrying amount and accretable yield for purchased impaired loans that evidenced deterioration at the acquisition date are set forth in the following table.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount

(Amounts in thousands)

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$13,253	$71,258	$34,790	$94,140
Payments received	—	(3,472)	—	(3,844)
Charge-offs/disposals(1)	(1,269)	(1,269)	(1,568)	(1,497)
Reclassifications from nonaccretable difference, net	5,404	—	552	—
Accretion	(1,460)	1,460	(2,634)	2,634

Balance at end of period	$15,928	$67,977	$31,140	$91,433

Contractual amount outstanding at period end		$108,856		$180,468

(1)	Includes transfers to covered foreclosed real estate.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment

(Amounts in thousands)

	March 31, 2011	December 31, 2010
Banking	$81,755	$81,755
Trust and Investments	12,854	12,866
Holding Company Activities	—	—

Total goodwill	$94,609	$94,621

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances indicate that there may be impairment. Our annual goodwill test was performed as of October 31, 2010, and it was determined that no impairment existed as of that date. During first quarter 2011, there were no events or circumstances to indicate there may be impairment of goodwill.

Goodwill decreased by $12,000 during the first quarter 2011 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar Investment Counsel, LLC (“Lodestar”), an investment management firm and partially-owned subsidiary of the Company.

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

Other Intangible Assets

(Amounts in thousands)

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Core deposit intangible	$18,093	$18,093	$4,344	$4,098	$13,749	$13,995
Client relationships	4,900	4,900	2,267	2,168	2,633	2,732
Assembled workforce	736	736	654	623	82	113

Total	$23,729	$23,729	$7,265	$6,889	$16,464	$16,840

Additional Information - Other Intangible Assets

(Dollars in thousands)

March 31 2011
Weighted average remaining life at period-end (in years):
Core deposit intangible	6
Client relationships	8
Assembled workforce	1

Amortization expense for other intangible assets for the three months ended March 31, 2011 was $376,000 compared to $415,000 for the three months ended March 31, 2010.

Scheduled Amortization of Other Intangible Assets

(Amounts in thousands)

Total
Year ending December 31,
2011:
Remaining nine months	$1,111
2012	2,673
2013	3,101
2014	3,190
2015	2,639
2016 and thereafter	3,750

Total	$16,464

8.	SHORT-TERM BORROWINGS

Summary of Short-Term Borrowings

(Dollars in thousands)

	March 31, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Federal Home Loan Bank (“FHLB”) advances	$88,468	3.89%	$117,620	2.40%
Other	—	—	941	—

Total short-term borrowings	$88,468		$118,561

Unused overnight federal funds availability (1)	$95,000		$95,000
Borrowing capacity through the Federal Reserve Bank (“FRB”) discount window’s primary credit program (2)	$1,111,232		$536,836
Weighted average remaining maturity of FHLB advances at period-end (in months)	5.2		3.9

(1)	Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability.
(2)	Includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

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

9.	LONG-TERM DEBT

Long-Term Debt

(Dollars in thousands)

	March 31, 2011	December 31, 2010
Parent Company:
2.96% junior subordinated debentures due 2034 (1)(a)	$8,248	$8,248
2.02% junior subordinated debentures due 2035 (2)(a)	51,547	51,547
1.81% junior subordinated debentures due 2035 (3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068 (a)	143,760	143,760

Subtotal	244,793	244,793
Subsidiaries:
Federal Home Loan Bank advances	45,000	50,000
3.81% subordinated debt facility due 2015 (4)(b)	120,000	120,000

Subtotal	165,000	170,000

Total long-term debt	$409,793	$414,793

Weighted average interest rate of FHLB long-term advances at period-end	1.72%	4.39%
Weighted average remaining maturity of FHLB long-term advances at period-end (in months).	31.2	37.5

(1)	Variable rate in effect at March 31, 2011, based on three-month LIBOR + 2.65%.
(2)	Variable rate in effect at March 31, 2011, based on three-month LIBOR + 1.71%.
(3)	Variable rate in effect at March 31, 2011, based on three-month LIBOR + 1.50%.
(4)	Variable rate in effect at March 31, 2011, based on three-month LIBOR + 3.50%.
(a)	Qualifies as Tier I capital for regulatory capital purposes; the capital qualification is grandfathered under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
(b)

Currently, 80% of the balance qualifies as Tier II capital for regulatory capital purposes. Effective in the third quarter 2011 and annually thereafter, Tier II capital qualification will be reduced by 20% of the total balance outstanding.

We have $244.8 million in junior subordinated debentures issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable preferred securities. Refer to Note 10 for further information on the nature and terms of these and previously issued debentures.

FHLB long-term advances, which had a combination of fixed and floating interest rates, were secured by qualifying residential and multi-family mortgages and state and municipal bonds and mortgage-related securities.

The PrivateBank has $120.0 million outstanding under a 7-year subordinated debt facility due September 2015. The debt facility has a variable rate of interest based on LIBOR plus 3.50%, per annum, payable quarterly and re-prices quarterly. The debt may be prepaid at any time prior to maturity without penalty and is subordinate to any future senior indebtedness.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt

(Amounts in thousands)

Total
Year ending December 31,
2012	$30,000
2013	5,000
2014	2,000
2015	123,000
2016 and thereafter	249,793

Total	$409,793

10.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of March 31, 2011, we sponsored, and wholly owned, 100% of the common equity of four trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (“Debentures”). The Debentures held by the trusts, which totaled $244.8 million, are the sole assets of each trust. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. We have the right to redeem the Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. We used the proceeds from the sales of the Debentures for general corporate purposes.

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

Common Stock, Preferred Securities, and Related Debentures

(Amounts and number of shares in thousands)

		Common Shares Issued	Trust Preferred Securities Issued (1)	Coupon Rate (2)	Earliest Redemption Date (on or after) (3)	Maturity	Principal Amount of Debentures (3)
	Issuance Date						March 31, 2011	December 31, 2010
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.96%	Jun. 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	2.02%	Sep. 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.81%	Dec. 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun. 13, 2013	Jun. 2068	143,760	143,760

Total		$3,043	$241,750				$244,793	$244,793

(1)

The trust preferred securities accrue distributions at a rate equal to the interest rate and maturity identical to that of the related debentures. The trust preferred securities will be redeemed upon maturity of the related debentures.

(2)

Reflects the coupon rate in effect at March 31, 2011. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three month LIBOR plus 2.65% with distributions payable quarterly. The coupon rates for the PrivateBancorp Statutory Trusts II and III were fixed for the initial five years from issuance and thereafter at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions for Trusts II, III and IV are payable quarterly. We have the right to defer payment of interest on the debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would be restricted.

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

Comprehensive Income

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of equity that are not considered part of net income. Currently, our accumulated other comprehensive income consists of the unrealized (losses) on securities available-for-sale.

Components of Other Comprehensive Income

(Amounts in thousands)

	Three Months Ended March 31,
	2011			2010
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding (losses) gains	$(1,185)	$(467)	$(718)	$8,932	$3,425	$5,507
Less: Reclassification of net gains included in net income	393	154	239	—	—	—

Net unrealized holding (losses) gains	$(1,578)	$(621)	$(957)	$8,932	$3,425	$5,507

Change in Accumulated Other Comprehensive Income

(Amounts in thousands)

Total Accumulated Other Comprehensive Income
Balance, December 31, 2009	$27,896
Three months 2010 other comprehensive income	5,507

Balance, March 31, 2010	$33,403

Balance, December 31, 2010	$20,078
Three months 2011 other comprehensive income	(957)

Balance, March 31, 2011	$19,121

12.	EARNINGS PER COMMON SHARE

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

Basic and Diluted Earnings per Common Share

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Basic earnings per common share
Net income (loss) attributable to controlling interests	$10,902	$(20,926)
Preferred dividends and discount accretion of preferred stock	3,415	3,394

Net income (loss) available to common stockholders	7,487	(24,320)
Less: Earnings allocated to participating stockholders	132	—

Earnings allocated to common stockholders	$7,355	$(24,320)

Weighted-average common shares outstanding	70,347	69,933
Basic earnings per common share	$0.10	$(0.35)
Diluted earnings per common share
Earnings allocated to common stockholders (1)	$7,356	$(24,320)
Weighted-average common shares outstanding (2):
Weighted-average common shares outstanding	70,347	69,933
Dilutive effect of stock awards	49	—
Dilutive effect of convertible preferred stock	—	—

Weighted-average diluted common shares outstanding	70,396	69,933

Diluted earnings per common share	$0.10	$(0.35)
Antidilutive common stock equivalents not included in diluted earnings per common share computation (2):
Stock options	3,162	3,859
Unvested stock/unit awards	605	1,582
Warrants related to the U.S. Treasury Capital Purchase Program	645	645

Total antidilutive common stock equivalents	4,412	6,086

(1)

Earnings allocated to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

(2)

Due to the net loss available to common stockholders reported for the three months ended March 31, 2010, all potentially dilutive common stock equivalents were excluded from the diluted net loss per share computation as their inclusion would have been antidilutive.

13.	INCOME TAXES

Income Tax Provision Analysis

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Income (loss) before income taxes	$13,253	$(32,532)
Income tax provision (benefit):
Current income tax provision (benefit)	$2,141	$(6,077)
Deferred income tax benefit	138	(5,599)

Total income tax provision (benefit)	$2,279	$(11,676)

Effective tax rate	17.2%	–35.9%

Illinois Tax Legislation

In January 2011, the state of Illinois passed legislation that increases the corporate income tax rate from 7.3% to 9.5% (which includes a personal property replacement tax of 2.5%). The change is effective for tax years 2011 through 2014 with the rate declining to 7.75% in 2015 and returning to the pre-2011 rate of 7.3% in 2025. As a result of this change, the Company recorded a one-time adjustment to reduce income tax expense in the first quarter of 2011 by $2.8 million. The one-time adjustment relates to the revaluation of the Company’s deferred tax asset.

Deferred Tax Assets

Net deferred tax assets totaled $126.6 million at March 31, 2011 and $126.3 million at December 31, 2010. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition and no valuation allowance is recorded.

We are in a cumulative pre-tax loss position for financial statement purposes for the trailing three-year period ended March 31, 2011. Under current accounting guidance, this represents significant negative evidence in the assessment of whether the deferred tax assets will be realized. However, we have concluded that based on the weight provided by the positive evidence, it is more likely than not that the deferred tax assets will be realized.

Taxable income in prior years and reversing deferred taxable income amounts provide sources from which deferred tax assets may be absorbed. Most significantly, however, we have relied on our ability to generate future federal taxable income, exclusive of reversing temporary differences, as the primary source from which deferred tax assets at March 31, 2011 will be absorbed.

In making the determination that it was more likely than not the deferred tax assets will be realized, we considered negative evidence associated with the cumulative book loss position, our past performance in forecasting credit costs as well as continued challenging conditions in the commercial real estate sector.

We also considered the positive evidence associated with (a) taxable income generated in 2010 and the first quarter of 2011; (b) reversing taxable temporary differences in future periods; (c) the decline in the cumulative book loss during the past several quarters and our expectations regarding the remainder of 2011; (d) our success in achieving increasing levels of pre-tax, pre-loan loss provision earnings during 2009, 2010 and year-to-date 2011, a core source for future taxable income; (e) our reporting of pre-tax profits in each of the past four quarters and six of the past nine quarters; (f) the concentration of credit losses in certain segments and vintages of our loan portfolio during the past three years and the relative stability of credit trends in recent quarters; (g) our excess capital position relative to “well capitalized” regulatory standards and other industry benchmarks; and (h) no history of federal net operating loss carryforwards and the availability of the 20-year federal net operating loss carryforward period.

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

As of March 31, 2011, there was $647,000 of unrecognized tax benefits relating to uncertain tax positions that would favorably impact the effective tax rate if recognized in future periods.

14.	DERIVATIVE INSTRUMENTS

We are an end-user of certain derivative financial instruments which we use to manage our exposure to interest rate and foreign exchange risks. We also use these instruments for client accommodation as we make a market in derivatives for our clients.

None of the end-user and client related derivatives have been designated as hedging instruments. Both end-user and client related derivatives are recorded at fair value in the Consolidated Statements of Financial Condition as either derivative assets or derivative liabilities, with changes in their fair value recorded in current earnings. Refer to Table A below for the fair values of our derivative instruments on a gross basis as of March 31, 2011 and December 31, 2010, and where they are recorded in the Consolidated Statements of Financial Condition and Table B for the related net gains/(losses) recognized during the three months ended March 31, 2011 and 2010, and where they are recorded in the Consolidated Statements of Income.

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

End-User Derivatives – We enter into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of fixed rate residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At March 31, 2011, we had approximately $18.5 million of interest rate lock commitments and $41.1 million of forward commitments for the future delivery of residential mortgage loans with rate locks at rates consistent with the lock commitment.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than U.S. dollars. Currently our exposure is to the British pound and Euro on $11.8 million of loans and we manage this risk by using currency forward derivatives.

Client Related Derivatives – We offer, through our capital markets group, an extensive range of over-the-counter interest rate and foreign exchange derivatives to our clients, including but not limited to, interest rate swaps, options on interest rate swaps, interest rate options (also referred to as caps, floors, collars, etc.), foreign exchange forwards, and options as well as cash products such as foreign exchange spot transactions. When our clients enter into an interest rate or foreign exchange derivative transaction with us, we will generally mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties. This permits the capital markets group to offer customized risk management solutions to our clients. Although transactions originated by capital markets do not expose us to overnight market risk, they do expose us to other risks including counterparty credit, settlement, and operational risk.

To accommodate our loan clients, we occasionally enter into risk participation agreements (“RPA”) with counterparty banks to either accept or transfer a portion of the credit risk related to their interest rate derivatives. This allows clients to execute an interest rate derivative with one bank while allowing for distribution of the credit risk among participating members. We have entered into written RPAs in which our counterparty bank accepts a portion of the credit risk associated with a loan client’s interest rate derivative in exchange for a fee. We manage this credit risk through our loan underwriting process, and when appropriate, the RPA is backed by collateral provided by our clients under their loan agreement.

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

Risk Participation Agreements

(Dollars in thousands)

	March 31, 2011	December 31, 2010
Fair value of written RPAs	$(10)	$(9)
Range of remaining terms to maturity (in years)	Less than 1 to 4	Less than 1 to 4
Range of assigned internal risk ratings	3 to 5	3 to 5
Maximum potential amount of future undiscounted payments	$2,075	$2,413
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	76%	80%

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as capital or credit ratios. Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features

(Amounts in thousands)

	March 31,	December 31,
	2011	2010
Fair value of derivatives with credit contingency features in a net liability position	$57,041	$66,649
Collateral posted for those transactions in a net liability position	$59,645	$70,334
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$871	$347
Outstanding derivative instruments that would be immediately settled	$44,849	$52,354

Table A

Consolidated Statement of Financial Condition Location of and

Fair Value of Derivative Instruments Not Designated in Hedging Relationship

(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
	Notional/ Contract Amount(1)	Fair Value	Notional/ Contract Amount(1)	Fair Value	Notional/ Contract Amount(1)	Fair Value	Notional/ Contract Amount(1)	Fair Value
Capital markets group derivatives (2):
Interest rate contracts	$2,926,406	$87,500	$3,028,827	$102,386	$2,926,406	$89,109	$3,028,827	$104,799
Foreign exchange contracts	125,980	5,425	109,956	4,069	125,980	4,888	109,956	3,416
Credit contracts(1)	21,708	4	4,523	1	67,945	10	68,945	9

Subtotal		92,929		106,456		94,007		108,224
Netting adjustments(3)		(5,656)		(6,206)		(5,656)		(6,206)

Total		$87,273		$100,250		$88,351		$102,018

Other derivatives(4):
Foreign exchange contracts	$2,270	$13	$4,425	$29	$9,522	$122	$—	$—
Mortgage banking derivatives		43		221		36		280

Total		56		250		158		280

Grand total derivatives		$87,329		$100,500		$88,509		$102,298

(1)	The weighted average notional amounts are shown for credit contracts.
(2)	Capital markets group asset and liability derivatives are reported as derivative assets and derivative liabilities on the Consolidated Statement of Financial Condition, respectively.
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

(Amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Gain (loss) on derivatives recognized in capital markets products income:
Interest rate contracts	$3,456	$(753)
Foreign exchange contracts	1,000	1,021
Credit contracts	33	10

Total capital markets group derivatives	$4,489	$278

(Loss) gain on other derivatives recognized in other income, service charges and fees:
Foreign exchange derivatives	$(138)	$(2)
Mortgage banking derivatives	68	(69)

Total other derivatives	(70)	(71)

Total derivatives	$4,419	$207

15.	COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

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

Contractual or Notional Amounts of Financial Instruments

(Amounts in thousands)

	March 31, 2011	December 31, 2010
Commitments to extend credit:
Home equity lines	$180,759	$175,365
Residential 1-4 family construction - secured	18,692	15,600
Commercial real estate - secured	73,890	64,388
Commercial and industrial	2,862,702	2,929,215
All other commitments	625,390	686,469

Total commitments to extend credit	$3,761,433	$3,871,037

Letters of credit:
Financial standby	$290,430	$265,675
Performance standby	31,281	32,425
Commercial letters of credit	3	115

Total letters of credit	$321,714	$298,215

Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements. As of March 31, 2011, we had recorded a reserve for unfunded commitments of $8.1 million in other liabilities in the Consolidated Statements of Financial Condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $1.3 million as of March 31, 2011. We amortize these amounts into income over the commitment period. As of March 31, 2011, standby letters of credit had a remaining weighted-average term of approximately 15 months, with remaining actual lives ranging from less than 1 year to 18 years.

Credit Card Settlement Guarantees

Our third party vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third party vendor to us in the event that the licensee fails to meet its financial payment obligation. In these circumstances, a total exposure amount is established for our corporate client. The maximum potential future payments guaranteed by us under this third party settlement guarantee is $1.7 million at March 31, 2011.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third party settlement guarantee. As of March 31, 2011, we have not recorded any contingent liability in the consolidated financial statements for this settlement guarantee, and management believes that the probability of any payments under this arrangement is low.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. The losses for the three months ended March 31, 2011 arising from limited recourse provisions were not material. In addition, the Company has not established any liability for potential future payments relating to mortgage loans sold in prior periods.

Legal Proceedings

On October 22, 2010, a lawsuit was filed in federal court in the Northern District of Illinois against the Company on behalf of a purported class of purchasers of our common stock between November 2, 2007 and October 23, 2009. Certain of our current and former executive officers and directors and firms that participated in the underwriting of our June 2008 and May 2009 public offerings of common stock are also named as defendants in the litigation. On January 25, 2011, the City of New Orleans Employees’ Retirement System and State-Boston Retirement System were together named as the lead plaintiff, and an amended complaint was filed on February 18, 2011. The amended complaint alleges various claims of securities law violations against certain of the named defendants relating to disclosures we made during the class period in filings under the Securities Act of 1933 and the Securities Exchange Act of 1934. The plaintiffs seek class certification, compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees, and rescission. We filed a motion to dismiss seeking dismissal of all counts in the amended complaint on March 25, 2011. The plaintiffs filed opposition to the motion to dismiss on April 29, 2011. The motion is expected to be fully briefed by May 19, 2011 and the court will undertake consideration of this motion thereafter. At this stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on the Company.

As of March 31, 2011, there were also various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

16.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

We measure, monitor, and disclose certain of our assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for securities available-for-sale, derivative assets, derivative liabilities, other assets, and other liabilities. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to foreclosed real estate and loans held for sale, evaluate assets or liabilities for impairment, including collateral-dependent impaired loans, and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, we use various valuation techniques and input assumptions when estimating fair value.

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

Valuation Methodology

We believe our valuation methods are appropriate and consistent with other market participants. However, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value. Additionally, the methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

The following describes the valuation methodologies we use for assets and liabilities measured at fair value, including the general classification of the assets and liabilities pursuant to the valuation hierarchy.

Securities Available-for-Sale – Securities available-for-sale include U.S. Treasury, collateralized mortgage obligations, residential mortgage-backed securities, state and municipal securities, and foreign sovereign debt. Substantially all available-for-sale securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services or dealer market participants where trading in an active market exists. In obtaining such data from external pricing services, we have evaluated the methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in our principal markets. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. U.S. Treasury securities have been classified in level 1 of the valuation hierarchy. Virtually all other remaining securities are classified in level 2 of the valuation hierarchy.

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

Collateral-Dependent Impaired Loans – We do not record loans at fair value on a recurring basis. However, periodically, we record nonrecurring adjustments to the carrying value of loans based on fair value measurement. Loans for which it is probable that payment of interest or principal will not be made in accordance with the contractual terms of the original loan agreement are considered impaired. Impaired loans for which repayment of the loan is expected to be provided solely by the underlying collateral requires classification in the fair value hierarchy. We measure the fair value of collateral dependent impaired loans based on the fair value of the collateral securing these loans. Substantially all collateral dependent impaired loans are secured by real estate with the fair value generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates and comparables. We also consider other factors or recent developments that could result in adjustments to the collateral value estimates indicated in the appraisals. Accordingly, fair value estimates for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy. The carrying value of impaired loans and the related valuation allowance are disclosed in Note 4.

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

Derivative Assets and Derivative Liabilities – Client-related derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities and after taking into account the effects of master netting agreements. The fair value of client-related derivative assets and liabilities are determined based on the fair market value as quoted by broker-dealers using standardized industry models, third-party advisors using standardized industry models, or internally-generated models. Many factors affect derivative values, including the level of interest rates, our credit performance, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Client-related derivative assets and liabilities are valued based on primarily observable inputs and generally classified in level 2 of the valuation hierarchy. Level 3 derivatives include risk participation agreements and interest rate derivatives, for which nonperformance risk is based on our evaluation of credit risk and the nonperformance risk is significant to the overall fair value of the derivative.

Other Assets and Other Liabilities – Included in other assets and other liabilities are end-user derivative instruments that we use to manage our foreign exchange and interest rate risk. End-user derivative instruments with positive fair value are reported as an asset and end-user derivative instruments with a negative fair value are reported as liabilities and after taking into account the effects of master netting agreements. The fair value of end-user derivative assets and liabilities are determined based on the fair market value as quoted by broker-dealers using standardized industry models, third-party advisors using standardized industry models, or internally generated models based primarily on observable inputs. End-user derivative assets and liabilities are classified in level 2 of the valuation hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table provides the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at March 31, 2011 and December 31, 2010 on a recurring basis.

Fair Value Measurements on a Recurring Basis

(Amounts in thousands)

	March 31, 2011				December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)	Total
Assets:
Securities available-for-sale
U.S. Treasury	$9,951	$—	$—	$9,951	$—	$—	$—	$—
U.S. Agencies	—	10,331	—	10,331	—	10,426	—	10,426
Collateralized mortgage obligations	—	448,518	—	448,518	—	451,721	—	451,721
Residential mortgage-backed securities	—	1,268,753	—	1,268,753	—	1,247,031	—	1,247,031
State and municipal	—	154,251	—	154,251	—	172,108	—	172,108
Foreign sovereign debt	—	500	—	500	—	500	—	500

Total securities available-for-sale	9,951	1,882,353	—	1,892,304	—	1,881,786	—	1,881,786
Derivative assets	—	84,038	3,235	87,273	—	95,596	4,654	100,250
Other assets (1)	—	56	—	56	—	250	—	250

Total assets	$9,951	$1,966,447	$3,235	$1,979,633	$—	$1,977,632	$4,654	$1,982,286

Liabilities:
Derivative liabilities	$—	$88,341	$10	$88,351	$—	$102,009	$9	$102,018
Other liabilities (2)	—	158	—	158	—	280	—	280

Total liabilities	$—	$88,499	$10	$88,509	$—	$102,289	$9	$102,298

(1)	Other assets and other liabilities include derivatives for commitments to fund certain mortgage loans and end-user foreign exchange derivatives.

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no significant transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2010 and March 31, 2011. In addition, there have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a recurring basis during the period.

Reconciliation of Beginning and Ending Fair Value For Those

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(Amounts in thousands)

	Three Months Ending March 31, 2011			Three Months Ending March 31, 2010
	State and Municipal Securities Available- For-Sale	Derivative Assets	Derivative (Liabilities)	State and Municipal Securities Available- For-Sale	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$—	$4,654	$(9)	$3,615	$1,468	$(101)
Total gains (losses):
Included in earnings (1)	—	(276)	29	—	389	10
Included in other comprehensive income	—	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—
Issuances	—	21	(30)	—	—	—
Sales	—	—	—	(3,615)	—	—
Settlements	—	(1,354)	—	—	(408)	—
Transfers in (out) of level 3	—	190	—	—	3,856	—

Balance at end of period	$—	$3,235	$(10)	$—	$5,305	$(91)

Change in unrealized losses in earnings relating to assets and liabilities still held at end of period	$—	$68	$(29)	$—	$389	$(10)

(1)	Amounts disclosed in this line are included in capital markets products income in the Consolidated Statements of Income.

At March 31, 2011 and March 31, 2010, $500,000 and $3.9 million, respectively, of derivative assets were transferred from level 2 to level 3 of the valuation hierarchy due to a lack of observable market data, as there was deterioration in the credit risk of the derivative counterparty. We recognize transfers in and transfers out at the end of the reporting period.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the hierarchy level and fair value for each major category of assets measured at fair value at March 31, 2011 and December 31, 2010 on a nonrecurring basis.

Fair Value Measurements on a Nonrecurring Basis

(Amounts in thousands)

	March 31, 2011				December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Loans held for sale	$—	$—	$22,611	$22,611	$—	$—	$30,758	$30,758
Collateral-dependent impaired loans net of reserve for loan losses	—	—	327,939	327,939	—	—	328,492	328,492
Covered assets- foreclosed real estate	—	—	26,590	26,590	—	—	32,155	32,155
OREO	—	—	93,770	93,770	—	—	88,728	88,728

Total assets	$—	$—	$470,910	$470,910	$—	$—	$480,133	$480,133

Collateral-Dependent Impaired Loans

(Amounts in thousands)

	March 31, 2011	December 31, 2010
Carrying value	$393,961	$398,015
Specific reserves	(66,022)	(69,523)

Fair value	$327,939	$328,492

There have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2010 to March 31, 2011.

Estimated Fair Value of Certain Financial Instruments

U.S. GAAP requires disclosure of the estimated fair values of certain financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practical to estimate the fair value. Because the estimated fair values provided herein exclude disclosure of the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent total underlying value. Examples of non-financial instruments having significant value include the future earnings potential of significant customer relationships and the value of Trust and Investments’ operations and other fee-generating businesses. In addition, other significant assets including property, plant, and equipment and goodwill are not considered financial instruments and, therefore, have not been valued.

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

Long-term debt – The fair value of subordinated debt, FHLB advances with remaining maturities greater than one year, and the junior subordinated debentures are estimated by discounting future cash flows using current interest rates for similar financial instruments.

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

Financial Instruments

(Amounts in thousands)

	As of
	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$181,738	$181,738	$112,772	$112,772
Federal funds sold and other short-term investments	621,206	621,206	541,316	541,316
Loans held for sale	22,611	22,611	30,758	30,758
Securities available-for-sale	1,892,304	1,892,304	1,881,786	1,881,786
Non-marketable equity investments	23,490	23,490	23,537	23,537
Loans, net of unearned fees	9,037,067	8,541,197	9,114,357	8,535,266
Covered assets	364,372	364,884	397,210	400,783
Accrued interest receivable	33,960	33,960	33,854	33,854
Investment in bank owned life insurance	49,799	49,799	49,408	49,408
Derivative assets	87,273	87,273	100,250	100,250
Financial Liabilities:
Deposits	$10,625,976	$10,637,940	$10,535,429	$10,549,930
Short-term borrowings	88,468	89,881	118,561	120,522
Long-term debt	409,793	413,622	414,793	414,340
Accrued interest payable	5,529	5,529	5,968	5,968
Derivative liabilities	88,351	88,351	102,018	102,018

17.	OPERATING SEGMENTS

We have three primary operating segments: Banking and Trust and Investments, each of which are delineated by the products and services that each segment offers, and the Holding Company. The Banking operating segment includes commercial and personal banking services, which includes the services of The PrivateBank Mortgage Company. Commercial banking services are primarily provided to corporations and other business clients and include a wide array of lending and cash management products. Personal banking services offered to individuals, professionals, and entrepreneurs include direct lending and depository services. The Trust and Investments segment includes certain activities of our PrivateWealth group, including investment management, investment advisory, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. The activities of the third operating segment, the Holding Company, include the direct and indirect ownership of our banking and nonbanking subsidiaries, the issuance of debt and intersegment eliminations.

The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated from consolidated results of operations. Financial results for each segment are presented below. For segment reporting purposes, the statement of condition of Trust and Investments is included with the Banking segment.

	Three Months Ended March 31,
	Banking		Trust and Investments		Holding Company and Other Adjustments		Consolidated Company
	2011	2010	2011	2010	2011	2010	2011	2010
Net interest income	$106,677	$103,397	$602	$631	$(4,726)	$(5,709)	$102,553	$98,319
Provision for loan and covered loan losses	37,578	72,548	—	—	—	—	37,578	72,548
Non-interest income	18,979	10,600	4,659	4,424	(11)	44	23,627	15,068
Non-interest expense	65,308	60,761	4,186	4,245	5,855	8,365	75,349	73,371

Income (loss) before taxes	22,770	(19,312)	1,075	810	(10,592)	(14,030)	13,253	(32,532)
Income tax provision (benefit)	5,938	(6,758)	428	314	(4,087)	(5,232)	2,279	(11,676)

Net income (loss)	16,832	(12,554)	647	496	(6,505)	(8,798)	10,974	(20,856)
Noncontrolling interest expense	—	—	72	70	—	—	72	70

Net income (loss) attributable to controlling interests	$16,832	$(12,554)	$575	$426	$(6,505)	$(8,798)	$10,902	$(20,926)

Selected Balances	Banking		Holding Company and Other Adjustments (1)		Consolidated Company
	3/31/11	12/31/10	3/31/11	12/31/10	3/31/11	12/31/10
Assets	$11,174,254	$11,180,923	$1,323,188	$1,284,698	$12,497,442	$12,465,621
Total loans	9,037,067	9,114,357	—	—	9,037,067	9,114,357
Deposits	10,790,597	10,720,500	(164,621)	(185,071)	10,625,976	10,535,429

(1)	Deposit amounts represent the elimination of Holding Company cash accounts held as deposits by the Banking segment.

18.	VARIABLE INTEREST ENTITIES

A variable interest entity (“VIE”) is a partnership, limited liability company, trust, or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties, or whose investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are: (i) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (ii) the obligation to absorb the expected losses of an entity if they occur; and (iii) the right to receive the expected residual returns of the entity, if they occur.

U.S. GAAP requires VIEs to be consolidated by the party that has those characteristics associated with owning a controlling financial interest (i.e., the primary beneficiary). The following summarizes the VIEs in which we have a significant interest and discusses the accounting treatment applied for the consolidation of the VIEs.

As discussed in Note 10, we sponsor and wholly own 100% of the common equity of four trusts that were formed for the purpose of issuing trust preferred securities to third-party investors and investing the proceeds from the sale of the trust preferred securities solely in debentures issued by the Company. The trusts’ only assets as of March 31, 2011 were the $244.8 million principal balance of the debentures and the related interest receivable. The trusts meet the definition of a VIE, but the Company is not the primary beneficiary of the trusts and accordingly, the trusts are not consolidated in our financial statements.

We hold certain investments in funds that make investments in accordance with the provisions of the Community Reinvestment Act. Such investments have a carrying amount of $2.9 million at March 31, 2011 and are included within non-marketable equity investments in our Consolidated Statements of Financial Condition. The investments meet the definition of a VIE, but the Company is not the primary beneficiary as we are a limited investor in those investment funds and do not have the power over their investment activities. Accordingly, we will continue to account for our interest in these investments using the cost method. Our maximum exposure to loss is limited to the carrying amount plus additional required future capital contributions of $1.7 million as of March 31, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”), was incorporated in Delaware in 1989 and became a holding company registered under the Bank Holding Company Act of 1956, as amended. The PrivateBank and Trust Company (the “Bank” or the “PrivateBank”), the sole bank subsidiary of PrivateBancorp, was opened in Chicago in 1991. The Bank provides customized business and personal financial services to middle-market companies and business owners, executives, entrepreneurs and families in all the markets and communities it serves.

Beginning in late 2007, we hired a team of experienced middle market bankers and, under the leadership of our current chief executive officer, initiated a strategic plan to transform the organization into a leading middle market commercial bank. Since December 2007, we shifted the composition of our loan portfolio from 19% commercial and industrial and 51% commercial real estate at December 31, 2007 to 56% commercial and industrial and 30% commercial real estate at March 31, 2011 and more than doubled our total assets from $5.0 billion at December 31, 2007 to $12.5 billion at March 31, 2011. During this period, we increased total loans from $4.2 billion at December 31, 2007 to $9.0 billion at March 31, 2011 and increased total deposits from $3.8 billion at December 31, 2007 to $10.6 billion at March 31, 2011. To support the growth and capital requirements of the organization, since December 31, 2007, we have raised approximately $560.1 million of voting and nonvoting common stock, $143.8 million of trust preferred securities, and $243.8 million of preferred stock issued to the U.S. Treasury under the Troubled Asset Relief Program Capital Purchase Program.

Since the opening of our Chicago headquarters in 1990, we have expanded into multiple geographic markets through the creation of new banks and banking offices and the acquisition of existing banks. Today, through the Bank, we serve seven geographic markets in the Midwest, as well as Denver and Atlanta. The majority of our business is conducted in the greater Chicago market. Effective October 31, 2010, we consolidated our banking operations into a single bank subsidiary when we merged The PrivateBank, N.A., a former bank subsidiary, with and into the Bank with the Bank continuing as our sole remaining bank subsidiary. We offer a full range of lending, treasury management, investment, and capital markets products and trust and investments services to meet our clients’ commercial and personal needs. We also originate residential mortgage loans, through the Bank or our mortgage subsidiary, The PrivateBank Mortgage Company, and sell them into the secondary market with servicing released.

Management’s discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our 2010 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a fully diluted basis.

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include, but are not limited to: unforeseen credit quality problems or further deterioration in asset quality that could result in charge-offs greater than we have anticipated in our allowance for loan losses; adverse developments impacting one or more large credits; the extent of further deterioration in commercial real estate values in our market areas, particularly in Chicago; difficulties in resolving problem credits or slower than anticipated dispositions of OREO which may result in increased losses or significantly higher credit costs; slower than anticipated economic recovery or further deterioration in economic conditions; weakness in the commercial and industrial sector; unanticipated withdrawals of significant client deposits; lack of sufficient or cost-effective sources of liquidity or funding; the terms and availability of capital when and to the extent necessary or required to repay TARP or otherwise; loss of key personnel or an inability to recruit and retain appropriate talent; potential for significant charges if our deferred tax or goodwill assets suffer impairment; unanticipated changes in interest rates or significant tightening of credit spreads; competitive pricing pressures; uncertainty regarding implications of the Dodd-Frank Act and the rules and regulations to be adopted in connection with implementation of the legislation, including evolving regulatory capital standards; other legislative, regulatory or accounting changes affecting financial services companies and/or the products and services offered by financial services companies; uncertainties related to potential costs associated with pending litigation; or failures or disruptions to our data processing or other information or operational systems.

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

Our most significant accounting policies are presented in Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements of our 2010 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

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

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than a year old, a new appraisal is obtained on the underlying collateral. Appraisals on impaired collateral-dependent loans are reviewed as received and again at each succeeding six-month interval. If during the course of the six-month review period there are indications of the possibility of a significant decline in the value of collateral, a new appraisal is usually obtained to update the value of the collateral and, if necessary, any related reserve.

To determine the general allocated component of the allowance for loan losses, we aggregate loans by originating line of business for reserve purposes because of observable similarities in the performance experience of loans underwritten by these business units.

The methodology produces an estimated range of potential loss exposure for the product types within each originating line of business. We consider the appropriate balance of the general allocated component of the reserve within or outside these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model as well as market and economic data and management judgment. We also assess the general allocated component estimate in total and consider whether, based on management’s judgment, any upwards or downwards adjustment is appropriate based on general and industry specific economic data and other qualitative factors.

Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change.

Credit exposures deemed to be uncollectible are charged-off against the allowance, while recoveries of amounts previously charged-off are credited to the allowance. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to absorb probable losses in the loan portfolio as of the balance sheet date.

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

Income Taxes

The determination of income tax expense or benefit, and the amounts of current and deferred income tax assets and liabilities are based on complex analyses of many factors, including interpretation of federal and state income tax laws, current financial accounting standards, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), assessments of the likelihood that the reversals of deferred deductible temporary differences will yield tax benefits, and estimates of reserves required for tax uncertainties. In addition, for interim reporting purposes, management generally determines its income tax provision, exclusive of any discrete items, based on its current best estimate of pre-tax income, permanent differences and the resulting effective tax rate expected for the full year.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of “more likely” than not. In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at March 31, 2011. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of March 31, 2011, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At March 31, 2011, we had $647,000 of tax reserves established relating to uncertain tax positions that would favorably affect the Company’s effective tax rate if recognized in future periods.

For additional discussion of income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 13 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q, and Notes 1 and 15 of “Notes to Consolidated Financial Statements” in 2010 Annual Report on Form 10-K.

USE OF NON-U.S. GAAP MEASURES

This report contains both U.S. GAAP and non-U.S. GAAP financial measures. We believe that these non-U.S. GAAP financial measures provide information useful to investors in understanding our underlying operational performance, business, and performance trends and facilitate comparisons with the performance of others in the banking industry. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measure, as well as the reconcilement to the comparable U.S. GAAP financial measure, can be found in Table 28. These disclosures should not be viewed as a substitute for operating results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-U.S. GAAP performance measures that may be presented by other companies.

FIRST QUARTER OVERVIEW

The following table presents selected quarterly financial data highlighting operating performance trends over the past year.

Table 1

Consolidated Financial Highlights

(Amounts in thousands, except per share data)

	Quarters Ended
	2011	2010
	March 31	December 31	September 30	June 30	March 31
Selected Operating Statistics
Net income (loss) available to common stockholders	$7,487	$8,503	$4,545	$(818)	$(24,320)
Net interest income	102,553	100,347	98,959	103,332	98,319
Fee revenue (1)	23,260	25,556	20,331	20,138	15,039
Net revenue (2)	126,970	136,088	123,210	124,209	114,273
Operating profit (2)	51,621	53,940	55,133	48,207	40,902
Provision for loan losses (3)	36,706	34,535	40,031	45,392	72,066
Per Share Data
Basic earnings (loss) per share	$0.10	$0.12	$0.06	$(0.01)	$(0.35)
Diluted earnings (loss) per share	$0.10	$0.12	$0.06	$(0.01)	$(0.35)
Tangible book value at period end (2)(4)	$12.43	$12.30	$12.53	$12.40	$12.19
Dividend payout ratio	10.00%	8.33%	16.67%	n/m	n/m
Performance Ratios
Return on average common equity	3.03%	3.31%	1.77%	-0.33%	-9.86%
Return on average assets	0.35%	0.38%	0.25%	0.08%	-0.68%
Net interest margin (2)	3.46%	3.33%	3.28%	3.39%	3.33%
Efficiency ratio (2)(5)	59.34%	60.36%	55.25%	61.19%	64.21%
Credit Quality(3)
Net charge-offs	$(41,290)	$(35,106)	$(49,050)	$(49,832)	$(56,903)
Nonaccrual loans at period end	$356,932	$365,880	$371,156	$370,179	$381,207
OREO at period end	93,770	88,728	90,944	68,693	60,755

Total nonperforming assets at period end	$450,702	$454,608	$462,100	$438,872	$441,962

Restructured loans accruing interest	$100,895	$87,576	$53,397	$4,030	$3,840
Total nonperforming loans to total loans	3.95%	4.01%	4.13%	4.18%	4.28%
Total nonperforming assets to total assets	3.61%	3.65%	3.67%	3.48%	3.46%
Allowance for loan losses to total loans	2.41%	2.44%	2.48%	2.63%	2.66%

Balance Sheet Highlights

	As of
	2011	2010
	March 31	December 31	September 30	June 30	March 31
Total assets	$12,497,442	$12,465,621	$12,583,965	$12,611,040	$12,780,236
Average earning assets (for the quarter)	11,930,751	11,918,849	11,938,905	12,182,872	11,889,538
Loans(3)	9,037,067	9,114,357	8,992,129	8,851,439	8,898,228
Allowance for loan losses(3)	(218,237)	(222,821)	(223,392)	(232,411)	(236,851)
Deposits	10,625,976	10,535,429	10,530,472	10,569,299	10,621,925
Client deposits (6)	10,047,456	9,937,060	10,117,614	10,345,825	9,920,090
Capital Ratios
Total risk-based capital	14.55%	14.18%	14.40%	14.83%	14.91%
Tier 1 risk-based capital	12.41%	12.06%	12.25%	12.43%	12.49%
Tier 1 common capital	7.97%	7.69%	7.79%	7.86%	7.86%
Tangible common equity to tangible assets (2)(7)	7.17%	7.10%	7.17%	7.09%	6.87%
Average equity to average assets	9.92%	10.06%	10.04%	9.66%	9.95%

n/m	Not meaningful.

(1)	Computed as total non-interest income less net securities (losses) gains and early extinguishment of debt.
(2)

This is a non-U.S. GAAP financial measure. Refer to Table 28 of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q for a reconciliation from non-U.S. GAAP to U.S. GAAP.

(3)	Excludes covered assets.
(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.
(5)

Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(6)	Total deposits net of traditional brokered deposits and non-client CDARS®.
(7)

Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets. This is a non-U.S. GAAP financial measure.

Note	Prior period net interest margin computations were modified to conform with the current period presentation.

The ongoing transformation to serve the commercial middle market has driven improved revenue and operating profit compared to the prior year period as the Company has attracted new clients, expanded relationships with existing clients through cross-sell and exited credits that are no longer consistent with our commercial banking relationship strategy.

Net income for the quarter ended March 31, 2011 was $11.0 million, up $31.8 million from a net loss of $20.9 million for the quarter ended March 31, 2010. We reported net income available to common stockholders for the quarter ended March 31, 2011 of $7.5 million, or $0.10 per diluted share, compared to net losses available to common stockholders of $24.3 million, or a loss of $0.35 per diluted share, for the first quarter 2010.

Net revenue increased 11% to $127.0 million, compared to $114.3 million for the first quarter of 2010. Operating profit increased 26% to $51.6 million, compared to $40.9 million for the first quarter of 2010. The increases are due to growth in both net interest income and non-interest income.

Higher net revenue in the 2011 first quarter compared to first quarter 2010 drove an improvement in the efficiency ratio to 59.34% compared to 64.21% for first quarter 2010 as total non-interest expense increased less than 3% year over year.

The net interest margin increased 13 basis points to 3.46% compared to 3.33% for the first quarter of 2010, benefiting from the effect of lower cost of funds and our changing loan mix. The margin expansion year over year was largely driven by the effect of lower cost of funds, which decreased throughout 2010 and into 2011 due to a favorable shift in our deposit mix and deposit pricing initiatives. With the continued low rate environment, further opportunities to materially reduce cost of funds will likely be limited in 2011.

Provision for loan losses decreased 49% in the first quarter 2011 compared to first quarter 2010. Our allowance for loan losses declined from year end levels by 2%, respectively as a result of charge-offs exceeding provisions. The allowance for loan losses as a percentage of total loans was 2.41% at March 31, 2011, compared to 2.44% at December 31, 2010.

At March 31, 2011, nonperforming assets were down slightly from the fourth quarter 2010. Nonperforming loan inflows, while still elevated, declined from fourth quarter levels. The nonperforming loan inflows in first quarter 2011 were concentrated in commercial real estate-related loans, the portion of our loan portfolio that continues to experience the most stress. OREO balances increased as nonperforming loans moved through the credit management process. We expect our nonperforming asset levels are likely to remain elevated until there is broader economic recovery and increased activity in the commercial real estate market. As we continue to work through the credit cycle, nonperforming asset levels may fluctuate depending on timing of dispositions or other remediation actions. These actions may include loan and OREO sale transactions to resolve problem assets. Despite ongoing workout efforts, our ability to meaningfully reduce nonperforming assets primarily depends on the broader economic recovery and increased activity in the commercial real estate market.

While loan balances were relatively flat from the fourth quarter 2010, we generated $210.5 million in new relationships and had $415.5 million in draws on existing lines, with this growth offset by $190.4 million in payoffs, $452.3 million in paydowns and $60.6 million in net charge-offs and loan sales in the first quarter. Our strategy has been to reshape our portfolio toward a greater concentration of generally higher-yielding commercial and industrial loans as we work to reduce commercial real estate and construction exposure. The commercial loan portfolio totaled 56% of total loans at March 31, 2011 compared to 54% and 48% at year-end and March 31, 2010, respectively, while commercial real estate and construction loans combined declined to 35% of total loans at March 31, 2011 compared to 37% and 43% at year-end and March 31, 2010, respectively.

Total deposits as well as client deposits at March 31, 2011 were up slightly from year end levels totaling $10.6 billion and $10.0 billion, respectively, with non-interest bearing deposits increasing to 23% of total deposits from 21% at year end.

First Quarter 2011 Compared to Fourth Quarter 2010

First quarter 2011 net income was down $1.0 million, or 8%, from the quarter ended December 31, 2010. The fourth quarter 2010 results included net securities gains of $9.3 million, compared to $367,000 in the first quarter of 2011. Excluding securities gains, net revenues for the first quarter 2011 were in line with the fourth quarter 2010 and operating profit in the first quarter 2011 increased 15 % compared to fourth quarter 2010.

The net interest margin increased 13 basis points to 3.46% compared to 3.33% for the fourth quarter 2010 primarily due to the further declines in cost of funds. An increase in higher yielding commercial loans more than offset the impact from a lower average yield on the investment portfolio resulting from reinvesting the securities sales proceeds at lower yields.

First quarter 2011 non-interest income was lower than the prior quarter due to the $9.3 million in securities gains in the fourth quarter 2010 as well as lower fee revenue primarily due to declines in mortgage banking and capital markets activity.

Non-interest expense for the quarter declined 8% from fourth quarter 2010. The current period decline was attributable to lower non-provision credit expense and collection costs, as well as lower FDIC insurance and professional fees. These expense reductions positively impacted the efficiency ratio which was 59.34% for first quarter 2011 compared to 60.36% for fourth quarter 2010.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income equals the difference between interest income (including discount accretion on covered loans) plus fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income.

Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average interest-earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds, principally noninterest-bearing demand deposits and stockholders’ equity, also support interest-earning assets. Net interest income and net interest margin are impacted by the level of discount accretion recognized during the period on our covered loan portfolio.

The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in the “Notes to Consolidated Financial Statements” contained in our 2010 Annual Report on Form 10-K.

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

Table 2

Effect of Tax-Equivalent Adjustment

(Amounts in thousands)

	Three Months Ended March 31,		% Change
	2011	2010
Net interest income (U.S. GAAP)	$102,553	$98,319	4.3
Tax-equivalent adjustment	790	886	-10.8

Tax-equivalent net interest income	$103,343	$99,205	4.2

Table 3 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the three months ended March 31, 2011 and 2010. The table also details increases and decreases in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and analyzes the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 2 above.

Net interest income on a tax-equivalent basis increased 4% to $103.3 million in the first quarter 2011, compared to $99.2 million in the first quarter 2010 largely due to reduced funding costs outpacing lower income earned on total interest-earning assets. Of the $10.1 million in lower interest expense, $6.9 million was attributable to an overall decrease in the average rate paid on interest-bearing deposits, due to higher-cost term deposits shifting to lower-cost money market accounts and deposit repricing initiatives. A reduction in the balances of short-term borrowings and long-term debt decreased interest expense by $3.0 million. The reduction in interest income on total interest-earning assets is principally due to $5.8 million in lower accretion on the covered asset portfolio reflecting changes in pre-payment speeds and changes in anticipated credit performance in covered loans. Covered asset income also declined due to increased amortization of the FDIC indemnification asset. Net interest income continued to be impacted by the negative effect of nonaccrual loans. Interest foregone on nonaccrual loans was estimated to be approximately $4.0 million for the quarter ended March 31, 2011, compared to the estimated $4.5 million for the same period in 2010.

Net interest margin was 3.46% for the first quarter 2011, an increase of 13 basis points from 3.33% for the first quarter 2010. The net interest margin increase was primarily due to the average rate on interest-bearing liabilities decreasing by 41 basis points as deposits and funding sources significantly repriced downward over the past year. A favorable shift in the mix of loans toward higher yielding commercial loans has kept average yields on the loan portfolio relatively flat to the prior year despite a decline in longer term market interest rates over the past year period that resulted in a lower yield on the commercial real estate portfolio. First quarter 2011 net interest margin also benefited from the shift in deposit mix, including the $361.4 million increase in average non-interest bearing deposits compared to levels a year ago. These improvements were offset by lower average yields on investment securities and a reduction, as anticipated, in accretion from covered assets. The covered asset accretion contributed 5 basis points to the current quarter’s net interest margin compared to 25 basis points for first quarter 2010.

Average interest-earning assets grew $41.2 million compared to the first quarter of 2010 with average securities increasing $265.9 million and average loans increasing $143.3 million as we extended over $1.5 billion of new loans in new credit relationships over the past year. These increases were partially offset by paydowns, payoffs and charge-offs on existing clients as well as a reduction of $128.2 million in average covered assets. The yield on interest-earning assets decreased by 22 basis points to 4.15% for the quarter ended March 31, 2011, compared to 4.37% for the quarter ended March 31, 2010. While loan yields remained relatively flat, the majority of the decrease in the yields on earning assets was attributable to reduced accretion on the covered asset portfolio.

Average interest-bearing liabilities decreased $303.5 million with $239.4 million in lower average short-term borrowing and long-term debt as FHLB borrowing matured and we utilized client deposits to support asset growth. Over the past year, we have reduced brokered deposits through success in attracting a higher level of client deposits. Brokered deposits, excluding client CDARS®, represented 5% of total deposits at March 31, 2011, compared to 7% of total deposits at March 31, 2010. Refer to the section entitled “Deposits” included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q for additional discussion on client deposits.

Net interest margin has been impacted by our decision to hold higher liquidity on the balance sheet which we have invested primarily in low-yielding cash deposits at the Federal Reserve. We anticipate net interest margin may continue to be impacted by high liquidity levels in the foreseeable future. In addition, we do not anticipate net interest margin will have meaningful continued benefit from downward repricing of deposits. We have plans to use interest rate derivatives as part of our asset liability management strategy to hedge interest rate risk in our primarily floating-rate loan portfolio when deemed appropriate. Depending on market conditions, we may enter into interest rate swaps in the second or third quarter. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Table 3

Net Interest Income and Margin Analysis

(Dollars in thousands)

	Three Months Ended March 31,						Attribution of Change in Net Interest Income (1)
	2011			2010
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$517,641	$336	0.26%	$757,463	$544	0.29%	$(160)	$(48)	$(208)
Securities:
Taxable	1,734,347	15,390	3.55%	1,456,165	15,450	4.24%	2,691	(2,751)	(60)
Tax-exempt (3)	149,260	2,276	6.10%	161,507	2,604	6.45%	(191)	(137)	(328)

Total securities	1,883,607	17,666	3.75%	1,617,672	18,054	4.46%	2,500	(2,888)	(388)

Loans, excluding covered assets:
Commercial	5,021,733	57,746	4.60%	4,327,508	49,813	4.60%	7,983	(50)	7,933
Commercial real estate	2,842,014	29,929	4.21%	3,089,518	33,558	4.34%	(2,629)	(1,000)	(3,629)
Construction	516,609	4,885	3.78%	760,782	5,887	3.10%	(2,137)	1,135	(1,002)
Residential	329,050	3,785	4.60%	334,000	4,250	5.09%	(62)	(403)	(465)
Personal and home equity	466,719	4,065	3.53%	521,029	4,822	3.75%	(484)	(273)	(757)

Total loans, excluding covered assets(4)	9,176,125	100,410	4.38%	9,032,837	98,330	4.36%	2,671	(591)	2,080

Total interest-earning assets before covered assets (3)	11,577,373	118,412	4.09%	11,407,972	116,928	4.10%	5,011	(3,527)	1,484

Covered assets (5)	353,378	5,237	5.94%	481,566	12,732	10.60%	(2,827)	(4,668)	(7,495)

Total interest-earning assets (3)	11,930,751	123,649	4.15%	11,889,538	129,660	4.37%	2,184	(8,195)	(6,011)

Cash and due from banks	171,007			181,539
Allowance for loan and covered assets losses	(250,067)			(241,814)
Other assets	656,053			614,154

Total assets	$12,507,744			$12,443,417

Liabilities and Equity:
Interest-bearing demand deposits	$599,357	$642	0.43%	$720,381	$966	0.54%	$(147)	$(177)	$(324)
Savings deposits	197,501	200	0.41%	150,357	286	0.77%	73	(159)	(86)
Money market accounts	4,664,227	6,462	0.56%	4,228,146	8,828	0.85%	838	(3,204)	(2,366)
Time deposits	1,379,197	4,518	1.33%	1,645,788	6,221	1.53%	(934)	(769)	(1,703)
Brokered deposits	1,478,171	2,174	0.66%	1,637,891	5,203	1.29%	(465)	(2,564)	(3,029)

Total interest-bearing deposits	8,318,453	13,996	0.68%	8,382,563	21,504	1.04%	(635)	(6,873)	(7,508)
Short-term borrowings	114,957	827	2.88%	240,926	1,446	2.40%	(865)	246	(619)
Long-term debt	411,960	5,483	5.32%	525,342	7,505	5.71%	(1,536)	(486)	(2,022)

Total interest-bearing liabilities	8,845,370	20,306	0.93%	9,148,831	30,455	1.34%	(3,036)	(7,113)	(10,149)

Non-interest bearing demand deposits	2,264,100			1,902,720
Other liabilities	157,634			153,550
Equity	1,240,640			1,238,316

Total liabilities and equity	$12,507,744			$12,443,417

Net interest spread			3.22%			3.02%
Effect of non-interest bearing funds			0.24%			0.31%

Net interest income/margin (3)		$103,343	3.46%		$99,205	3.33%	$5,220	$(1,082)	$4,138

Quarterly Net Interest Margin Trend

	2011	2010
	First	Fourth	Third	Second	First
Yield on interest-earning assets	4.15%	4.08%	4.13%	4.32%	4.37%
Yield on interest-earning assets, before covered assets	4.09%	4.03%	4.10%	4.02%	4.10%
Rates paid on interest-bearing liabilities	0.93%	1.01%	1.14%	1.21%	1.34%
Net interest margin (3)	3.46%	3.33%	3.28%	3.39%	3.33%
Covered asset accretion contribution to net interest margin	0.05%	0.05%	0.03%	0.28%	0.25%
Net interest margin, excluding impact of covered asset accretion (3)	3.41%	3.28%	3.25%	3.11%	3.08%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(2)	Interest income includes $6.9 million and $6.2 million in loan fees for the three months ended March 31, 2011 and 2010, respectively.
(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 2 for a reconciliation of the effect of the tax-equivalent adjustment.
(4)

Average loans on a nonaccrual basis for the recognition of interest income totaled $377.3 million for the three months ended March 31, 2011 and $409.3 million for the three months ended March 31, 2010 and are included in loans for purposes of this analysis. Interest foregone on impaired loans is estimated to be approximately $4.0 million and $4.5 million for the three months ended March 31, 2011 and 2010, respectively, and is based on the average loan portfolio yield for the respective period.

(5)

Covered interest-earning assets consist of loans acquired through an FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled “Covered Assets” for a detail discussion.

Note	Prior period net interest margin computations were modified to conform with the current period presentation.

Provision for loan losses

The provision for loan losses, excluding the provision for covered loans, totaled $36.7 million for the three months ended March 31, 2011 compared to $72.1 million for the same period in 2010. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. Net charge-offs were $41.3 million in the first quarter 2011 compared to $56.9 million in net charge-offs for the same period in 2010. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies” and “Credit Quality Management and Allowance for Loan Losses.”

Provision for covered loan losses

For the three months ended March 31, 2011, we recognized $872,000 in provision for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement reflecting a decline in expected cash flows subsequent to the date of acquisition on such loans. The provision for covered loan losses represents the change in the value of the 20% non-reimbursable portion of expected losses.

Non-interest Income

Non-interest income is derived from a number of sources related to our banking, capital markets, treasury management and trust and investments businesses. The following table presents these multiple sources of revenue.

Table 4

Non-interest Income Analysis

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010	% Change
Trust and Investments	$4,662	$4,424	5.4
Mortgage banking	1,402	2,121	-33.9
Capital markets products	4,489	278	n/m
Treasury management	4,751	3,608	31.7
Loan and credit-related fees	5,898	3,453	70.8
Other income, service charges, and fees	2,058	1,155	78.2

Subtotal fee revenue	23,260	15,039	54.7
Net securities gains	367	29	n/m

Total non-interest income	$23,627	$15,068	56.8

n/m	Not meaningful.

Total non-interest income for first quarter 2011 was $23.6 million, an increase of $8.6 million, or 57%, from $15.1 million in the first quarter 2010 with all major categories, excluding mortgage banking, contributing to the year over year growth. Our total fee revenue for the first quarter 2011 was $23.3 million, an increase of $8.2 million, or 55%, from $15.0 million in the first quarter 2010.

Trust and investments income increased $238,000, or 5%, from the first quarter 2010. The increase is due to improved markets, new custody assets and client acquisition as the majority of our trust and investment fees are asset based. Total assets under management and administration (“AUMA”) increased by $330.7 million to $4.3 billion at March 31, 2011, compared to $4.0 billion at March 31, 2010. AUMA are assets held in trust where we serve as trustee or in accounts where we make investment decisions on behalf of clients. AUMA also includes non-managed assets we hold in custody for clients or for which we receive fees for advisory or brokerage services. We do not include these assets on our Consolidated Statements of Condition.

Revenue from our mortgage business decreased $719,000, or 34%, from the first quarter 2010, reflecting the broader industry trend of lower volume due to increasing mortgage interest rates following an extended period in 2010 of lower mortgage interest rates and higher refinancing activity.

Capital markets income increased $4.2 million from the first quarter 2010 and included an $817,000 credit valuation adjustment (“CVA”) compared to a negative CVA of $1.3 million for the first quarter 2010. The CVA represents the credit component of fair value with regard to both client-based trades and the related matched trades with interbank dealer counterparties. Exclusive of CVA adjustments, year-over-year capital markets income increased to $3.7 million in the current period compared to $1.6 million in the first quarter 2010. The current quarter improvement is attributable to higher revenue from increased client interest rate swap fees on higher transaction volumes compared to the prior year quarter as interest rate volatility influenced client demand for hedging products. Interest rate hedging activity is sensitive to the pace of loan growth, the shape of the LIBOR curve, and our clients’ interest rate expectations.

Our treasury management group offers a full range of receivables and payables services in addition to online banking and reporting. These products and services include remote capture, liquidity management, and lockbox services which are often linked to non-interest and interest-bearing deposits. Treasury management income increased $1.1 million, or 32%, from the first quarter 2010. This increase is attributable to the continued product penetration of our existing client base.

Loan and credit related fees include income generated from letters of credit, unused commitments, loan syndications and various non-yield loan fees. Loan and credit related fees increased $2.4 million, or 71%, from the first quarter 2010 and is principally due to a higher volume of syndication deals led by us, coupled with greater unused commitment fees resulting from improved pricing on our commercial client base.

Other income, service charges, and fees increased $903,000, or 78%, from the first quarter 2010. The increase was primarily due to $300,000 gain on sale of our land trust accounts, and $372,000 in gains on sale on Small Business Administration loans during the period.

Net securities gains totaled $367,000 for the first quarter 2011 compared to $29,000 net securities gains for the first quarter 2010. During the first quarter 2011, we sold $15.3 million of collateralized mortgage obligations and $11.4 million of state and municipal securities, resulting in the recognition of net securities gains of $394,000, which was partially offset by $27,000 in losses on our other non-marketable securities.

Various provisions of the Dodd Frank Act have not yet been fully implemented and many of the rules and regulations called for by the legislation are yet to be finalized. Among other things, depending on the outcome of pending rulemaking, we could be impacted by limits on debit card interchange fees we earn in our community banking line of business, risk retention requirements that may cause us to modify our mortgage banking activity, additional compliance burdens and potential clearing requirements that may affect pricing and demand for interest rate swap transactions that we offer to clients in our capital markets business, and the repeal of the prohibition on payment of interest on commercial demand deposits that could affect our funding costs and may alter the pricing structure of our treasury management business.

Non-interest Expense

Table 5

Non-interest Expense Analysis

(Dollar amounts in thousands)

	Three Months Ended March 31,		% Change
	2011	2010
Compensation expense:
Salaries and wages	$23,328	$22,739	2.6
Share-based costs	3,514	4,273	-17.8
Incentive compensation, retirement costs and other employee benefits	11,715	12,377	-5.3

Total compensation expense	38,557	39,389	-2.1
Net occupancy expense	7,532	7,295	3.2
Technology and related costs	2,661	3,043	-12.6
Marketing	1,943	2,102	-7.6
Professional services	2,334	4,203	-44.5
Outsourced servicing costs	2,154	1,521	41.6
Net foreclosed property expense	6,306	1,403	349.5
Postage, telephone, and delivery	888	965	-8.0
Insurance	7,340	5,419	35.4
Loan and collection	2,553	2,579	-1.0
Other expenses	3,081	5,452	-43.5

Total non-interest expense	$75,349	$73,371	2.7

Operating efficiency ratios
Non-interest expense to average assets	2.44%	2.39%
Net overhead ratio (1)	1.68%	1.90%
Efficiency ratio (2)	59.34%	64.21%

(1)	Computed as the total of non-interest expense less non-interest income, annualized, divided by average total assets.
(2)

Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 28, “Non-U.S. GAAP Measures” for a reconciliation of the effect of the tax-equivalent adjustment.

Non-interest expense increased for the first quarter 2011 by $2.0 million, or 3%, from the first quarter 2010. The increase was primarily due to elevated net foreclosed property expense and FDIC insurance costs partially offset by lower provisions for unfunded credit commitments, compensation costs and professional services. The expense moderation reflects management’s focus on containing costs.

Compensation expense declined overall by $832,000, or 2%, from the first quarter 2010. Salary and wages were up 3% due to annual merit increases effective March 1 and were offset by lower mortgage commissions, which correlate with lower mortgage banking revenue. Share-based costs were down $759,000 from first quarter 2010 and is directly associated with an adjustment in forfeiture levels on expense recognition of the value of awards issued. Incentive compensation, retirement costs and other employee benefits were down by $662,000 from first quarter 2010 due to a lower bonus accrual amount in part due to a new plan feature providing for a portion of any 2011 bonuses for certain employees to be deferred over a defined service period. This reduction was partially offset by higher payroll taxes and 401K match contribution associated with bonuses paid in the first quarter 2011 compared to the absence of bonuses paid in the prior year period.

Technology costs decreased $382,000 from first the first quarter 2010 as the prior year comparative period included one-time system conversion costs of the former Founders Bank into our main core data systems.

The $633,000 increase in outsourced servicing costs related primarily to higher volume of lockbox services provided to clients as part of a Treasury Management offering where ongoing cross-sell activity has led to continued increases in business levels.

Professional services, which include fees paid for legal, accounting, and consulting services, decreased $1.9 million, from the first quarter 2010. The decrease is primarily due to higher costs in the prior year period including consulting engagements associated with credit and risk management and the integration of the former Founders Bank, as well as higher legal and audit fees in the prior year period.

Net foreclosed property expenses, which include write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, and other expenses associated with the foreclosure process and maintenance of OREO, increased $4.9 million from the first quarter 2010. The increase in net foreclosed property expense is primarily due to higher valuation write-downs resulting from a change in values from lower updated appraisals obtained on selected properties coupled with higher loss on sale of OREO. Of the $4.8 million in write-downs during the first quarter 2011, $3.5 million related to seven properties. While the majority of valuations of our OREO properties remained relatively stable, we expect net foreclosed property expense to remain at elevated levels with continued inflows of foreclosed property into OREO as we work out nonperforming loans. In evaluating opportunities to sell OREO, we seek to maximize our recovery and the timing of dispositions will depend on a number of factors, including the pace and timing of the overall recovery of the economy, instability or lack of meaningful activity in the real estate market and/or higher levels of real estate coming into the market for sale.

First quarter 2011 insurance costs increased $1.9 million from the first quarter 2010. In February 2011, the FDIC adopted final rules amending the deposit insurance assessment regulations, modifying, among other provisions, the assessment base from one based on domestic deposits to one based on total assets less average tangible equity. The final rules took effect April 1, 2011, impacting assessments beginning in the second quarter 2011 and may result in lower deposit insurance costs going forward, based on the Company’s current asset and tangible equity levels.

Other expense decreased $2.4 million compared to first quarter 2010 primarily due to a $2.0 million provision for unfunded credit commitments in the prior year period. Costs associated with the CDARS® product offering, education-related costs, and office supplies were also lower in the 2011 period.

Growth in revenue outpaced the growth in total non-interest expense and as a result, our first quarter 2011 efficiency ratio improved to 59.34%, compared to 64.21% in the first quarter 2010.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. For the quarter ended March 31, 2011, we recorded an income tax provision of $2.3 million on pre-tax income of $13.3 million (equal to a 17.2% effective tax rate) compared to an income tax benefit of $11.7 million on a pre-tax loss of $32.5 million for the quarter ended March 31, 2010 (equal to a 35.9% effective tax benefit rate).

Generally, the Company’s effective income tax rate varies from the statutory federal income tax rate of 35% (federal income tax benefit rate of 35% for the quarter ended March 31, 2010) principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance, non-deductible compensation and business expenses, and tax credits. For the three months ended March 31, 2011, the effective tax rate was also impacted by a $2.8 million tax benefit associated with the repricing of the Company’s deferred tax asset due to a change in the Illinois corporate income tax rate that became effective during the quarter. Exclusive of this one-time adjustment, the Company’s effective tax rate would have been 38.6% in the current quarter. The Company expects that the impact of this Illinois tax rate increase for 2011 will be to increase its normal effective tax rate by approximately one percentage point from pre-change levels.

Future changes in federal corporate income tax rates, if any, would also impact tax expense in the period of enactment. There have been recent legislative proposals to reduce federal corporate tax rates, which, if adopted as proposed, would result in a charge relating to the carrying value of any deferred tax asset at that time, and the Company would benefit from a reduction in its effective tax rate in later periods. It is unknown whether such proposals will ultimately be enacted or if enacted, what, if any, other changes could affect the Company’s financial statements.

In determining that realization of the deferred tax assets is more likely than not and no valuation allowance is needed at March 31, 2011, we considered negative evidence, including our cumulative pre-tax loss for financial statement purposes for the trailing three-year period, our past performance in forecasting credit costs, and the continuing challenging conditions in the commercial real estate sector.

We also considered a number of positive factors, including (a) taxable income generated in 2010 and year-to-date 2011, (b) reversing taxable temporary differences in future periods, (c) the decline in the cumulative book loss during the past several quarters and our expectations for the balance of 2011, (d) our success in generating increasing levels of pre-tax, pre-provision earnings during 2009, 2010 and year-to-date 2011, (e) our reporting of pre-tax profits in each of the past four quarters and six of the past nine quarters; (f) the concentration of credit losses in certain segments and vintages of our loan portfolio during the past three years and the relative stability of credit trends in recent quarters; (g) our excess capital position relative to “well capitalized” regulatory standards and other industry benchmarks; and (h) no history of federal net operating loss carryforwards and the availability of the 20-year federal net operating loss carryforward period.

At March 31, 2011, the Company had approximately $14 million of deferred tax assets that relate to equity compensation awards that may not be fully realized, primarily due to a decline in the Company’s stock price since certain of the awards were granted. In such circumstances a valuation allowance is not recorded but when such awards vest, are exercised or expire, the Company incurs tax charges if there is a stock price “shortfall.” Such shortfall amounts are charged to stockholders’ equity if there is a sufficient level of “excess” tax benefits accumulated from prior years. The Company expects that the balance of cumulative prior year “excess” tax benefits may be reduced to $0 in the future due to additional “shortfall” charges, in which case any future charges may need to be recorded to income tax expense, resulting in an increase in the Company’s effective tax rate. The amount of such “shortfall” charges in future periods, the amount that may be charged to income tax expense and the timing of such charges cannot be reasonably estimated because it is largely dependent on changes in the Company’s stock price and other factors.

Operating Segments Results

We have three primary business segments: Banking, Trust and Investments, and Holding Company Activities. The PrivateBank Mortgage Company results are included in the Banking segment.

Banking

The profitability of our Banking segment is primarily dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. The net income for the Banking segment for the three months ended March 31, 2011 was $16.8 million, an increase of $29.4 million from net loss of $12.6 million for the prior year period. The increase in net income resulted primarily from improvement in credit-related conditions, which was reflected in a $35.0 million decrease in the provision for loan losses. Results also benefited from a $3.3 million increase in net interest income as margins improved from lower funding costs and broad-based fee income growth, which translated into an $8.4 million increase in non-interest income. These improvements were offset by a $4.5 million increase in non-interest expense. Total loans for the Banking segment decreased slightly to $9.0 billion at March 31, 2011 compared to $9.1 billion at December 31, 2010. Total deposits were $10.8 billion at March 31, 2011 increasing slightly from December 31, 2010 levels of $10.7 billion.

Trust and Investments

The Trust and Investments segment includes investment management, investment advisory, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. Lodestar Investment Counsel, LLC (“Lodestar”), an investment management firm and partially-owned subsidiary, is included in our Trust and Investments segment. We own a controlling interest in Lodestar and certain members of management of Lodestar owns the remaining interest.

Net income attributable to controlling interests for Trust and Investments increased to $575,000 for the three months ended March 31, 2011 from $426,000 in the prior year period due to increases in fee revenue and decreases in non-interest expense. The Trust and Investments fee revenue was $4.7 million for the three months ended March 31, 2011, a 5% increase year-over-year from $4.4 million for the three months ended March 31, 2010 and was attributable to larger AUMA as of March 31, 2011 of $4.3 billion compared to $4.0 billion as of March 31, 2010.

We engage third party investment managers, as well as Lodestar, for a number of our Trust and Investments relationships. Fees paid to third party investment managers declined 10% to $568,000 for the three months ended March 31, 2011 compared to $635,000 for the 2010 quarter.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only matters and intersegment eliminations. The Holding Company’s most significant asset is its net investment in its bank subsidiary. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of share-based compensation and professional fees. The Holding Company Activities segment reported a net loss of $6.5 million for the three months ended March 31, 2011, compared to a net loss of $8.8 million for the prior year period. The year over year reduction in loss is due to lower interest expense on junior subordinated debt securities which have repriced downward from a year ago as well as lower compensation costs associated with stock-based compensation and reduced professional fees.

FINANCIAL CONDITION

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

Investments are comprised of debt securities and non-marketable equity investments. Our debt securities portfolio is primarily comprised of residential mortgage-backed pools, collateralized mortgage obligations, U.S. Treasury and Agency securities, and state and municipal bonds.

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

Non-marketable equity investments include Federal Home Loan Bank (“FHLB”) stock and other various equity securities. At March 31, 2011, our investment in FHLB stock was $20.5 million, compared to $20.7 million at December 31, 2010. Our FHLB stock holdings are necessary to maintain the FHLB advances. In order to increase our liquidity, we are in the process of becoming a member of the FHLB Chicago and in connection with, and subject to approval, of our membership application by the FHLB Chicago, we expect to purchase approximately $25.0 million of FHLB Chicago stock during the second or third quarter 2011. Also included in non-marketable equity investments are certain investments in funds that make investments in accordance with the provisions of the Community Reinvestment Act. Such investments had a carrying amount of $3.0 million at March 31, 2011.

We do not own any Freddie Mac or Fannie Mae preferred stock or subordinated debt obligations, bank trust preferred securities, or any sub-prime mortgage-backed securities.

Table 6

Investment Securities Portfolio Valuation Summary

(Dollars in thousands)

	As of March 31, 2011			As of December 31, 2010
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$9,951	$9,958	0.5	$—	$—	—
U.S. Agency securities	10,331	10,120	0.5	10,426	10,155	0.6
Collateralized mortgage obligations	448,518	445,647	23.4	451,721	450,251	23.7
Residential mortgage-backed securities	1,268,753	1,247,750	66.2	1,247,031	1,222,642	65.5
State and municipal securities	154,251	147,878	8.1	172,108	166,209	9.0
Foreign sovereign debt	500	500	*	500	500	*

Total available-for-sale	1,892,304	1,861,853	98.7	1,881,786	1,849,757	98.8

Non-marketable Equity Investments
FHLB stock	20,516	20,516	1.1	20,694	20,694	1.1
Other	2,974	2,974	0.2	2,843	2,843	0.1

Total non-marketable equity investments	23,490	23,490	1.3	23,537	23,537	1.2

Total securities	$1,915,794	$1,885,343	100.0	$1,905,323	$1,873,294	100.0

*	Less than 0.1%

As of March 31, 2011, our securities portfolio totaled $1.9 billion and was comparative to December 31, 2010. During the three months ended March 31, 2011, we added $14.4 million to the available-for-sale investment portfolio, net of payoffs and sales, predominantly reflected in increased balances of residential mortgage-backed securities and U.S. Treasury securities.

Due to the changes in market conditions during the first quarter 2011, we repositioned a portion of our investment portfolio, selling $15.3 million of collateralized mortgage obligations and $11.4 million of state and municipal securities, resulting in a net securities gain of $394,000, which was partially offset by $27,000 in losses on our other non-marketable equity investments.

Investments in collateralized mortgage obligations and residential mortgage-backed securities comprise over 90% of the available-for-sale securities portfolio at March 31, 2011. All of the mortgage securities are backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises. All mortgage securities are composed of fixed rate, fully amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 8% of the total available-for-sale securities portfolio at March 31, 2011. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit rating when evaluating a purchase or sale decision.

At March 31, 2011, our reported equity reflected unrealized securities gains, net of tax, of $19.1 million and was down slightly from $20.1 million at December 31, 2010.

The following table presents the maturities of the different types of investments that we owned at March 31, 2011, and the corresponding interest rates that the investments will yield if they are held to their respective maturity date. The amounts are based on amortized cost.

Table 7

Repricing Distribution and Portfolio Yields

(Dollars in thousands)

	As of March 31, 2011
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$—	—%	$9,958	1.15%	$—	—%	$—	—%
U.S. Agency securities	—	—%	10,120	2.51%	—	—%	—	—%
Collateralized mortgage obligations (1)	80,223	3.09%	217,018	3.29%	121,523	3.43%	26,883	3.43%
Residential mortgage-backed securities (1)	254,294	3.72%	624,306	3.64%	290,939	3.53%	78,211	3.33%
State and municipal securities (2)	4,968	6.13%	63,163	6.61%	72,437	5.34%	7,310	6.49%
Foreign sovereign debt	—	—%	500	1.30%	—	—%	—	—%

Total available-for-sale	339,485	3.61%	925,065	3.72%	484,899	3.77%	112,404	3.56%

Non-marketable Equity investments (3)
FHLB stock	20,516	1.90%	—	—%	—	—%	—	—%
Other	2,974	n/m	—	—	—	—	—	—

Total non-marketable equity investments	23,490	1.66%	—	—%	—	—%	—	—%

Total securities	$362,975	3.48%	$925,065	3.72%	$484,899	3.77%	$112,404	3.56%

(1)

The repricing distributions and yields to maturity of mortgage-backed securities are based on estimated future cash flows and prepayments. Actual repricings and yields of the securities may differ from those reflected in the table depending upon actual interest rates and prepayment speeds.

(2)

Yields on state and municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%. The maturity date of state and municipal bonds is based on contractual maturity, unless the bond, based on current market prices, is deemed to have a high probability that the call will be exercised, in which case the call date is used as the maturity date.

(3)	The yield on FHLB stock is based on dividend announcements.

LOAN PORTFOLIO AND CREDIT QUALITY (excluding covered assets)

Portfolio Composition

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

Total loans, excluding covered assets, were $9.0 billion as of March 31, 2011, compared to $9.1 billion at December 31, 2010. Despite relatively low market demand for credit during the first quarter, we were successful in adding $210.5 million in new credit relationships and had $415.5 million in draws on existing lines. This growth was offset by $190.4 million in payoffs, $452.3 million in paydowns and $60.6 million in charge-offs and loan sales. We continue to focus on larger commercial loan originations to build our portfolio as we work to reduce the concentration of commercial real estate and construction loans. As a result of these ongoing reshaping efforts, commercial loans increased by $157.3 million, or 3.2%, during the quarter and represented 56% of total loans at March 31, 2011, compared to 54% at December 31, 2010. Commercial real estate and construction loans decreased by $183.7 million, or 5.4%, and represented 35% of total loans at March 31, 2011 compared to 37% at December 31, 2010. We are also actively managing accounts that no longer align strategically or do not meet return or other performance hurdles in an effort to exit these relationships where appropriate. Legacy loans, which now represent less than one-third of our total loan portfolio, decreased by approximately $900 million in the past 12 months with $232 million reduction in first quarter 2011.

The following table provides an analysis of the composition of our loan portfolio at the dates shown.

Table 8

Loan Portfolio

(Dollars in thousands)

	March 31, 2011	% of Total	December 31, 2010	% of Total	% Change
Commercial and industrial	$4,079,874	45.1	$4,015,257	44.1	1.6
Owner-occupied commercial real estate	990,342	11.0	897,620	9.8	10.3

Total commercial	5,070,216	56.1	4,912,877	53.9	3.2
Commercial real estate	2,289,259	25.3	2,400,923	26.3	-4.7
Commercial real estate – multi-family	451,685	5.0	457,246	5.0	-1.2

Total commercial real estate	2,740,944	30.3	2,858,169	31.3	-4.1
Construction	464,253	5.1	530,733	5.8	-12.5

Total commercial real estate and construction	3,205,197	35.4	3,388,902	37.1	-5.4

Residential real estate	314,082	3.5	319,146	3.5	-1.6
Home equity	188,900	2.1	197,179	2.2	-4.2
Personal	258,672	2.9	296,253	3.3	-12.7

Total loans	$9,037,067	100.0	$9,114,357	100.0	-0.8

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at March 31, 2011 and December 31, 2010. The composition of our commercial real estate portfolio is principally located in and around our core markets and is significantly concentrated in the Chicago metropolitan area. The single largest category of commercial real estate at March 31, 2011 was office real estate, which represented 19% of the portfolio. Our strategy is to reduce our exposure to land loans, which comprised 11% of the total commercial real estate and construction portfolio at March 31, 2011 and at year end. We expect this goal may be challenging in the near term due to the current illiquidity of this asset class. The first quarter decline in the commercial real estate portfolio is partially attributable to $29.4 million in charge-offs during the first quarter 2011 and declines in the construction portfolio are partially due to projects reaching completion at which point they are reclassified into the commercial real estate category.

Table 9

Commercial Real Estate and Construction Loan Portfolios

by Collateral Type

(Dollars in thousands)

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Land	$297,373	11	$311,464	11
Residential 1-4 family	136,632	5	139,689	5
Multi-family	451,685	16	457,246	16
Industrial/warehouse	384,127	14	391,694	14
Office	525,013	19	531,193	18
Retail	420,766	15	450,135	16
Health care	79,854	3	114,545	4
Mixed use/other	445,494	17	462,203	16

Total commercial real estate	$2,740,944	100	$2,858,169	100

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Construction
Land	$51,681	11	$46,036	9
Residential 1-4 family	24,588	5	30,698	6
Multi-family	77,117	17	77,685	15
Industrial/warehouse	34,505	7	34,703	7
Office	83,629	18	92,369	17
Retail	78,155	17	92,268	17
Mixed use/other	114,578	25	156,974	29

Total construction	$464,253	100	$530,733	100

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of March 31, 2011, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 10

Maturities and Sensitivities of Loans

to Changes in Interest Rates

(Dollars in thousands)

	As of March 31, 2011
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$1,324,991	$3,665,215	$80,010	$5,070,216
Commercial real estate	1,096,795	1,548,081	96,068	2,740,944
Construction	281,179	181,997	1,077	464,253
Residential real estate	12,494	38,174	263,414	314,082
Home equity	49,589	127,440	11,871	188,900
Personal	151,274	104,944	2,454	258,672

Total	$2,916,322	$5,665,851	$454,894	$9,037,067

Loans maturing after one year:
Predetermined (fixed) interest rates		$834,657	$66,587
Floating interest rates		4,831,194	388,307

Total		$5,665,851	$454,894

Of the $5.2 billion in loans maturing after one year with a floating interest rate, $1.5 billion are subject to interest rate floors in accordance with the loan agreement with $1.2 billion that have such floor in effect at March 31, 2011.

Delinquent Loans, Nonperforming Assets and Potential Problem Loans

Loans are considered delinquent if the required principal and interest payments have not been received as of the date such payment is due, generally 30 days or more past due. All loans greater than 90 days past due are classified as nonperforming. Delinquency can be driven by either failure of the borrower to make payments within the term of the loan or failure to make the final payment at maturity. The majority of our loans are not fully amortizing over the term of the loan and may become delinquent at maturity if the borrower is unable to obtain refinancing when, for example, the appraised value of the underlying collateral no longer supports the credit of total commercial real estate and construction loans outstanding at March 31, 2011, $451.0 million are scheduled to mature in the second quarter of 2011, the majority of which were performing at March 31, 2011. In recent quarters, the amount of in-flows to nonperforming loans has exceeded delinquent loan levels, particularly in the commercial real estate category, reflecting, in part, that loans which cannot be renewed or repaid at maturity may become nonperforming before 90 days past due.

Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure proceedings and are awaiting disposition (“OREO”). Nonperforming loans consist of nonaccrual loans and restructured loans that remain on nonaccrual. We specifically exclude certain restructured loans that accrue interest from our definition of nonperforming loans if the borrower has demonstrated the ability to meet the new terms of the restructuring as evidenced by a minimum of six months of performance in compliance with the restructured terms or if the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. All loans are placed on nonaccrual status when principal or interest payments become 90 days past due or earlier when management deems the collectability of the principal or interest to be in question rather than waiting until the loans become 90 days past due. When interest accruals are discontinued, accrued but uncollected interest is reversed reducing interest income. Subsequent receipts on nonaccrual loans are recorded in the financial statements as a reduction of principal, and interest income is only recorded on a cash basis after principal recovery is reasonably assured. Classification of a loan as nonaccrual does not necessarily preclude the ultimate collection of loan principal and/or interest.

Foreclosed assets represent property acquired as the result of borrower defaults on loans secured by a mortgage on real property. Foreclosed assets are recorded at the lesser of current carrying value or estimated fair value, less estimated selling costs at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On a periodic basis, the carrying values of these properties are adjusted based upon new appraisals and/or market indications. Write-downs are recorded for subsequent declines in net realizable value and are included in non-interest expense along with other expenses related to maintaining the properties. Nonperforming assets, including nonperforming loans, are presented in Tables 12 through 14. Additional information on our OREO is presented in Tables 17 through 19.

As part of our ongoing risk management practices and in certain circumstances, we may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties. Extensions and modifications to loans are made in accordance with internal policies and guidelines. In most cases, the modification is either a concessionary reduction in interest rate, extension of the maturity date, reduction in the principal balance, or other action intended to minimize potential losses that would otherwise not be considered in order to improve our ultimate recovery on the loan. Concessionary modifications are accounted for as troubled debt restructurings. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. We may utilize a multiple note structure as a workout alternative for certain loans. The multiple note typically structures a troubled loan into two notes, where the first note is reasonably assured of repayment and performance according to the prudently modified terms and the portion of the troubled loan that is not reasonably assured of repayment is charged-off. Troubled debt restructurings accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms, otherwise the restructured loan will remain on nonaccrual. The composition of our restructured loans accruing interest is presented in Tables 12 and 15.

Total nonperforming assets decreased by $3.9 million from $454.6 million at December 31, 2010 to $450.7 million at March 31, 2011. During the quarter, total nonperforming loans decreased by $8.9 million, while total OREO increased $5.0 million. Inflows to nonperforming loans, which were more than offset by problem loan resolutions and charge-offs, declined to $95.3 million for the first quarter 2011, down by $13.3 million from the fourth quarter. Nonperforming assets were 3.61% of total assets at March 31, 2011, compared to 3.65% at December 31, 2010.

We executed a number of transactions to reduce problem assets during the first quarter of 2011; we closed nonperforming loan and OREO sales totaling $11.3 million and $12.3 million, respectively. As we look to dispose of nonperforming assets, our efforts and strategies may be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, instability or lack of meaningful activity in the real estate market, or higher levels of real estate coming into the market for sale. OREO is likely to remain elevated as nonperforming commercial real estate loans continue to move through the collection process.

Nonperforming loans were $356.9 million at March 31, 2011, down from $365.9 million at December 31, 2010. As shown in Table 14 providing nonperforming loan stratification by size, 17 nonperforming loans in excess of $5 million comprised 44% of our total nonperforming loans at March 31, 2011. The majority of our total nonperforming loans are commercial real estate and construction loans.

The $8.2 million, or 25%, increase in construction nonperforming loans from December 31, 2010 was primarily due to inflow of a single relationship approximating $15.0 million, partially offset by $3.6 million of previous nonperforming loans moving to OREO during the period.

Restructured loans accruing interest were $100.9 million at March 31, 2011, compared to $87.6 million at December 31, 2010. Of the restructured loans added during the quarter, 52% were from commercial loan relationships.

The following table breaks down our loan portfolio at March 31, 2011 between performing, delinquent and nonperforming status.

Table 11

Delinquency Analysis

(Dollars in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Nonaccrual	Total Loans
Loan Balances:
Commercial	$4,988,049	$3,997	$139	$—	$78,031	$5,070,216
Commercial real estate	2,519,419	23,409	6,782	—	191,334	2,740,944
Construction	417,775	4,835	—	—	41,643	464,253
Residential real estate	296,064	753	396	—	16,869	314,082
Personal and home equity	413,661	1,921	2,935	—	29,055	447,572

Total loans	$8,634,968	$34,915	$10,252	$—	$356,932	$9,037,067

% of Loan Balance:
Commercial	98.38%	0.08%	—%	—%	1.54%	100.00%
Commercial real estate	91.92%	0.85%	0.25%	—%	6.98%	100.00%
Construction	89.99%	1.04%	—%	—%	8.97%	100.00%
Residential real estate	94.26%	0.24%	0.13%	—%	5.37%	100.00%
Personal and home equity	92.42%	0.43%	0.66%	—%	6.49%	100.00%

Total loans	95.55%	0.39%	0.11%	—%	3.95%	100.00%

The following provides a comparison of our nonperforming assets, restructured loans still accruing interest and past due loans for the past five periods.

Table 12

Nonperforming Assets, Restructured and Past Due Loans

(Dollars in thousands)

	2011	2010
	March 31	December 31	September 30	June 30	March 31
Nonaccrual loans:
Commercial	$78,031	$82,146	$87,800	$90,364	$68,509
Commercial real estate	191,334	202,724	213,975	214,365	212,758
Construction	41,643	33,403	33,589	37,859	59,335
Residential real estate	16,869	14,841	9,101	9,717	16,776
Personal and home equity	29,055	32,766	26,691	17,874	23,829

Total nonaccrual loans	356,932	365,880	371,156	370,179	381,207

90 days past due loans (still accruing interest)	—	—	—	—	—

Total nonperforming loans	356,932	365,880	371,156	370,179	381,207
Foreclosed real estate (“OREO”)	93,770	88,728	90,944	68,693	60,755

Total nonperforming assets	$450,702	$454,608	$462,100	$438,872	$441,962

Restructured loans accruing interest:
Commercial	$15,050	$8,017	$2,422	$500	$489
Commercial real estate	67,420	60,019	27,601	3,530	3,351
Construction	3,094	4,348	—	—	—
Residential real estate	796	798	—	—	—
Personal and home equity	14,535	14,394	23,374	—	—

Total restructured loans accruing interest	$100,895	$87,576	$53,397	$4,030	$3,840

30-89 days past due loans	$45,167	$48,697	$47,700	$52,135	$108,859
Nonperforming loans to total loans (excluding covered assets)	3.95%	4.01%	4.13%	4.18%	4.28%
Nonperforming loans to total assets	2.86%	2.94%	2.95%	2.94%	2.98%
Nonperforming assets to total assets	3.61%	3.65%	3.67%	3.48%	3.46%
Allowance for loan losses as a percent of nonperforming loans	61%	61%	60%	63%	62%

The following table presents changes in our nonperforming loans and loans classified as restructured loans accruing interest portfolio during the quarter ending March 31, 2011.

Table 13

Nonperforming Loans and

Restructured Loans Accruing Interest Rollforward

(Dollars in thousands)

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2011
Nonperforming loans rollforward:		Restructured loans accruing interest rollforward:
Balance at beginning of year	$365,880	Balance at beginning of year	$87,576
Additions:		Additions:
New nonaccrual loans	95,275	New restructured loans accruing interest	19,328
Reductions:		Advances	—
Return to performing status	(11,059)	Reductions:
Paydowns and payoffs, net	(16,301)	Paydowns and payoffs	(1,535)
Net sales	(11,288)	Move to nonperforming loans	(4,474)

Transfer to OREO	(23,655)	Balance at end of year	$100,895

Charge-offs, net	(41,920)

Total reductions	(104,223)

Balance at end of year	$356,932

The following table presents the stratification of our nonperforming loans as of March 31, 2011 and December 31, 2010.

Table 14

Nonperforming Loans Stratification

(Dollars in thousands)

	Stratification
	$5.0 Million or More	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of March 31, 2011
Amount:
Commercial	$51,468	$7,950	$5,113	$13,500	$78,031
Commercial real estate	75,416	28,384	38,306	49,228	191,334
Construction	20,397	4,551	8,654	8,041	41,643
Residential real estate	—	7,789	—	9,080	16,869
Personal and home equity	11,049	—	3,766	14,240	29,055

Total nonaccrual loans	$158,330	$48,674	$55,839	$94,089	$356,932

Number of Borrowers:
Commercial	4	2	2	43	51
Commercial real estate	10	7	18	85	120
Construction	2	1	4	13	20
Residential real estate	—	2	—	16	18
Personal and home equity	1	—	2	35	38

Total	17	12	26	192	247

	Stratification
	$5.0 Million or More	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2010
Amount:
Commercial	$50,300	$8,420	$7,861	$15,565	$82,146
Commercial real estate	61,718	52,856	33,912	54,238	202,724
Construction	11,733	4,434	8,383	8,853	33,403
Residential real estate	—	4,790	—	10,051	14,841
Personal and home equity	15,491	4,419	1,932	10,924	32,766

Total nonaccrual loans	$139,242	$74,919	$52,088	$99,631	$365,880

Number of Borrowers:
Commercial	4	2	3	50	59
Commercial real estate	9	13	16	92	130
Construction	2	1	4	14	21
Residential real estate	—	1	—	17	18
Personal and home equity	1	1	1	28	31

Total	16	18	24	201	259

The following table presents the stratification of our restructured loans accruing interest as of March 31, 2011 and December 31, 2010.

Table 15

Restructured Loans Accruing Interest Stratification

(Dollars in thousands)

	Stratification
	$5.0 Million or More	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of March 31, 2011
Amount:
Commercial	$5,265	$3,342	$1,774	$4,669	$15,050
Commercial real estate	41,479	10,048	8,724	7,169	67,420
Construction	—	3,094	—	—	3,094
Residential real estate	—	—	—	796	796
Personal and home equity	12,984	—	—	1,551	14,535

Total	$59,728	$16,484	$10,498	$14,185	$100,895

Number of Borrowers:
Commercial	1	1	1	10	13
Commercial real estate	3	3	4	10	20
Construction	—	1	—	—	1
Residential real estate	—	—	—	1	1
Personal and home equity	1	—	—	4	5

Total	5	5	5	25	40

	Stratification
	$5.0 Million or More	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2010
Amount:
Commercial	$—	$—	$4,553	$3,464	$8,017
Commercial real estate	41,659	7,064	4,662	6,634	60,019
Construction	—	3,112	—	1,236	4,348
Residential real estate	—	—	—	798	798
Personal and home equity	13,114	—	—	1,280	14,394

Total	$54,773	$10,176	$9,215	$13,412	$87,576

Number of Borrowers:
Commercial	—	—	2	7	9
Commercial real estate	3	2	2	9	16
Construction	—	1	—	1	2
Residential real estate	—	—	—	1	1
Personal and home equity	1	—	—	1	2

Total	4	3	4	19	30

The Company has adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that exhibit acceptable financial performance, cash flow, and leverage. If any risk exists, we attempt to mitigate that risk by structure, collateral, monitoring, or other meaningful controls.

Credits rated 6 are considered special mention as these credits demonstrate potential weakness that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity, or other credit concerns.

Potential problem loans are loans that we have identified as performing in accordance with contractual terms, but for which management has varying levels of concern about the ability of the borrowers to meet existing repayment terms in future periods. These loans have a risk rating of 7 that are not otherwise classified as nonaccrual and are considered inadequately protected by the current net worth and paying capacity of the obligor, the collateral pledged, or guarantors. These loans generally have a well-defined weakness or weaknesses that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Because many of the potential problem loans are commercial real estate-related, a highly-stressed loan sector, and because the potential problem loan population contains some larger-sized credits, our total nonperforming loans may fluctuate over the next several quarters as we continue to execute remediation plans and work through the credit cycle. Potential problem loans as of March 31, 2011 are included in Table 16.

Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7 rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem, and nonperforming loans are reviewed at minimum on a quarterly basis, while all other rated credits are reviewed annually or as the situation warrants.

The following table presents the credit quality of our loan portfolio as of March 31, 2011, segmented by our transformational and legacy portfolios. We aggregate loans by originating line of business for reserve purposes because of observable similarities in the performance experience of loans underwritten by the business units. Loans originated by the business units that existed prior to the strategic changes in 2007 are considered “legacy” loans. Loans originated by a business unit that was established in connection with or following the business transformation plan are considered “transformational” loans. Renewals or restructurings of legacy loans may continue to be evaluated as legacy loans depending on the structure or defining characteristics of the new transaction. The Company has implemented a line of business model that has reorganized the legacy business units so that after 2009, all new loan originations are considered transformational.

Table 16

Credit Quality

(Dollars in thousands)

	As of March 31, 2011
	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of March 31, 2011
Transformational
Commercial	$29,991	0.7	$150,452	3.4	$58,013	1.3	$4,471,032
Commercial real estate	84,403	6.7	121,080	9.7	7,272	0.6	1,253,286
Construction	21,611	6.8	21,774	6.9	15,308	4.8	317,317
Residential real estate	1,219	1.2	5,723	5.7	272	0.3	100,137
Home equity	—	—	346	1.1	—	—	31,390
Personal	—	—	934	0.7	—	—	125,599

Total transformational	$137,224	2.2	$300,309	4.8	$80,865	1.3	$6,298,761
Legacy
Commercial	$28,107	4.7	$34,719	5.8	$20,018	3.3	$599,184
Commercial real estate	81,614	5.5	152,548	10.3	184,062	12.4	1,487,658
Construction	15,453	10.5	10,378	7.1	26,335	17.9	146,936
Residential real estate	8,917	4.2	9,469	4.4	16,597	7.8	213,945
Home equity	3,121	2.0	8,410	5.3	11,397	7.2	157,510
Personal	1,083	0.8	2,311	1.7	17,658	13.3	133,073

Total legacy	$138,295	5.1	$217,835	8.0	$276,067	10.1	$2,738,306

Total	$275,519	3.0	$518,144	5.7	$356,932	3.9	$9,037,067

As of December 31, 2010
Transformational
Commercial	$85,039	2.0	$121,816	2.8	$51,097	1.2	$4,280,467
Commercial real estate	87,495	6.8	125,497	9.7	10,309	0.8	1,295,380
Construction	37,590	11.7	21,774	6.8	105	*	320,151
Residential real estate	1,214	1.4	5,888	6.8	35	*	86,473
Home equity	—	—	346	1.2	—	—	28,356
Personal	—	—	1,280	1.0	—	—	132,813

Total transformational	$211,338	3.4	$276,601	4.5	$61,546	1.0	$6,143,640
Legacy
Commercial	$26,891	4.3	$52,013	8.2	$31,049	4.9	$632,410
Commercial real estate	115,577	7.4	134,545	8.6	192,415	12.3	1,562,789
Construction	30,325	14.4	23,345	11.1	33,298	15.8	210,582
Residential real estate	8,748	3.8	9,213	4.0	14,806	6.4	232,673
Home equity	3,757	2.2	10,926	6.5	8,195	4.9	168,823
Personal	2,198	1.3	947	0.6	24,571	15.0	163,440

Total legacy	$187,496	6.3	$230,989	7.8	$304,334	10.2	$2,970,717

Total	$398,834	4.4	$507,590	5.6	$365,880	4.0	$9,114,357

*	Less than 0.1%

Foreclosed real estate

Foreclosed real estate (“OREO”) totaled $93.8 million at March 31, 2011, compared to $88.7 million at December 31, 2010, and is comprised of 387 properties. The increase in OREO properties during the first quarter 2011 reflects the movement of defaulted loans through the credit management process and disposals slowed. OREO is likely to remain elevated as nonperforming commercial real estate loans continue to move through the collection process. Given current economic conditions and the real estate market, the time required to sell these properties in an orderly fashion has increased. Table 17 presents a rollforward of OREO for the three months ended March 31, 2011 and 2010. Table 18 presents the composition of OREO properties at March 31, 2011 and December 31, 2010 and Table 19 presents OREO property by geographic location at March 31, 2011 and December 31, 2010.

Table 17

OREO Rollforward

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Beginning balance	$88,728	$41,497
New foreclosed properties	23,661	24,135
Valuation adjustments	(4,762)	(1,101)
Disposals:
Sale proceeds	(12,277)	(3,942)
Net (loss) gain on sale	(1,580)	166

Ending balance	$93,770	$60,755

Table 18

OREO Properties by Type

(Dollars in thousands)

	March 31, 2011		December 31, 2010
	Number of Properties	Amount	Number of Properties	Amount
Single family home	24	$18,219	24	$21,534
Land parcels	322	37,079	320	34,122
Multi-family units	13	8,464	14	6,061
Office/industrial	24	25,544	20	26,511
Retail	4	4,464	1	500

Total OREO properties	387	$93,770	379	$88,728

Table 19

OREO Property Type by Location

(Dollars in thousands)

	Illinois	Georgia	Michigan	South Eastern(1)	Other	Total
As of March 31, 2011
Single family homes	$16,054	$139	$1,954	$—	$72	$18,219
Land parcels	12,325	5,706	4,531	10,396	4,121	37,079
Multi-family	5,854	—	2,610	—	—	8,464
Office/industrial	14,613	1,044	2,193	3,864	3,830	25,544
Retail	1,259	892	2,313	—	—	4,464

Total OREO properties	$50,105	$7,781	$13,601	$14,260	$8,023	$93,770

	Illinois	Georgia	Michigan	South Eastern(1)	Other	Total
As of December 31, 2010
Single family homes	$14,943	$139	$6,194	$—	$258	$21,534
Land parcels	10,874	4,772	3,626	10,396	4,454	34,122
Multi-family	5,166	—	895	—	—	6,061
Office/industrial	13,505	1,104	3,787	4,573	3,542	26,511
Retail	500	—	—	—	—	500

Total OREO properties	$44,988	$6,015	$14,502	$14,969	$8,254	$88,728

(1)	Represents the southeastern states of Arkansas and Florida.

At March 31, 2011, land parcels, currently a fairly illiquid asset class, consisting of 322 properties, represented the largest portion of OREO at 40% of the total OREO carrying value with a single property located in Arkansas, valued at $10.4 million, representing 28% of this category. Office/industrial properties represented 27% of the total OREO carrying value and consisted of 24 properties. Single family homes represented 19% of the total OREO carrying value and consisting of 24 properties. Of the total OREO properties at March 31, 2011, 53% were located in Illinois, 8% in Georgia, 15% in Michigan, 11% in Arkansas, and 13% in other states.

Credit Quality Management and Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. The allowance is not a prediction of our actual credit losses going forward based on current and available information. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships that are considered to be impaired (the “specific component” of the allowance), as well as probable losses inherent in the loan portfolio that are not specifically identified (the “general allocated component” of the allowance), which is determined using a methodology that is a function of quantitative and qualitative factors and management judgment applied to defined segments of our loan portfolio.

The specific component of the allowance relates to impaired loans. A loan is considered impaired when, based on current information and events, management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Impaired loans include nonaccrual loans and loans classified as a troubled debt restructuring. All loans that are over 90 days past due in principal or interest are by definition considered “impaired” and placed on nonaccrual status. Management may also place some loans on nonaccrual status before they are 90 days past due if they meet the above definition of “impaired.” Once a loan is determined to be impaired, the amount of impairment is measured based on, as applicable, the fair value of the underlying collateral less selling costs if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable fair value. Impaired loans exceeding $500,000 are evaluated individually while smaller loans are evaluated as pools using historical loss experience for the respective product type. If the estimated fair value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific reserve as a component of the allowance for loan losses. The recognition of any reserve required on new impaired loans is recorded in the same quarter in which the transfer of the loan to nonaccrual status occurred. Impaired loans with specific reserves are reviewed quarterly for any changes that would affect the specific reserve. Any impaired loan in which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination has been made.

When collateral-dependent real estate loans are determined to be impaired, updated appraisals are typically obtained every twelve months and evaluated internally every six months. In addition, both borrower and market-specific factors are taken into consideration, which may result in obtaining more frequent appraisal updates or broker-price opinions. Appraisals are typically conducted by third party independent appraisers under internal direction and engagement. Any appraisal with a value in excess of $250,000 is internally reviewed. Appraisals received with a value in excess of $1.0 million may be sent to an outside technical review firm if appropriate. Both levels of review involve a scope appropriate for the complexity and risk associated with the loan and its collateral. We consider other factors or recent developments which could adjust the valuations indicated in the appraisals or internal reviews. As of March 31, 2011, the average appraisal age used in the impaired loan valuation process was approximately 150 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at year-end is not material to the overall reserve. In situations such as this, we establish a probable impairment reserve for the account based on our experience in the related asset class and type.

The general component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. The methodology takes into account at a product level the originating line of business (i.e., the transformational or legacy status of the loan), the origination year, the risk rating migration of the note, and historical default and loss history of similar products. Using this information, the methodology produces a range of possible reserve amounts by product. We consider the appropriate place within or outside these model ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model that includes market and economic data and management judgment. We also assess the general allocated component estimate in total and consider whether, based on management’s judgment, any upwards or downwards adjustment is appropriate based on general and industry specific economic data, credit trends, information outside the model and other relevant indicators. In our evaluation of the adequacy of the allowance at March 31, 2011, we considered a number of factors for each product that included, but were not limited to, the following: for the commercial portfolio, the pace of growth in the commercial loan sector, the growth of manufacturing activity, the existence of larger individual credits and the more unseasoned nature of this growing transformational product type; for the commercial real estate portfolio, the potential impact of general commercial real estate trends, occupancy and leasing rate trends, the higher frequency of default in more recent years, charge-off severity and collateral value deterioration; for the construction portfolio, delinquency rates, industry experience on construction loan losses, construction spending rates, and for the residential, home equity, and personal portfolios, home price indices, sales volume, unemployment rates, vacancy rates, foreclosure rates, loan to value ratios, and delinquency rates.

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

At least quarterly, management with the Audit Committee of the Board of Directors reviews the allowance for loan losses and the underlying methodology. As of March 31, 2011, management deemed the allowance for loan losses to be adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including those not yet identifiable).

As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

The accounting policies underlying the establishment and maintenance of the allowance for loan losses through provisions charged to operating expense are discussed in Note 1 to the Consolidated Financial Statements of our 2010 Annual Report on Form 10-K.

Table 20

Quarterly Allowance for Loan Losses

and Summary of Loan Loss Experience

(Dollars in thousands)

	Quarters ended
	2011	2010
	March 31	December 31	September 30	June 30	March 31
Change in allowance for loan losses:
Balance at beginning of period	$222,821	$223,392	$232,411	$236,851	$221,688
Loans charged-off:
Commercial	(4,200)	(3,050)	(2,541)	(8,440)	(18,129)
Commercial real estate	(29,409)	(21,909)	(31,809)	(24,956)	(21,793)
Construction	(62)	(1,709)	(4,882)	(10,644)	(10,264)
Residential real estate	(386)	(544)	(1,715)	(886)	(1,590)
Home equity	(1,447)	(1,234)	(736)	(651)	(1,087)
Personal	(6,787)	(8,602)	(8,939)	(6,346)	(4,584)

Total charge-offs	(42,291)	(37,048)	(50,622)	(51,923)	(57,447)

Recoveries on loans previously charged-off:
Commercial	465	1,243	730	664	330
Commercial real estate	272	75	304	896	53
Construction	97	274	131	444	134
Residential real estate	2	12	4	11	6
Home equity	10	79	9	3	4
Personal	155	259	394	73	17

Total recoveries	1,001	1,942	1,572	2,091	544

Net charge-offs	(41,290)	(35,106)	(49,050)	(49,832)	(56,903)
Provisions charged to operating expense	36,706	34,535	40,031	45,392	72,066

Balance at end of period	$218,237	$222,821	$223,392	$232,411	$236,851

Total loans, excluding covered assets at period-end	$9,037,067	$9,114,357	$8,992,129	$8,851,439	$8,898,228
Allowance as a percent of loans at period-end	2.41%	2.44%	2.48%	2.63%	2.66%
Average loans, excluding covered assets	$9,162,389	$9,037,538	$8,923,922	$8,934,421	$9,026,049
Ratio of net charge-offs (annualized) to average loans outstanding for the period	1.83%	1.54%	2.17%	2.24%	2.55%

We recorded a slight decrease in our allowance for loan losses to $218.2 million at March 31, 2011 by $4.6 million from $222.8 million at December 31, 2010. The decrease in the allowance is the result of an improved credit risk profile for the performing portfolio and a reduction in our specific reserve requirements on the nonperforming loans. The ratio of the allowance for loan losses to total loans (excluding covered assets) was 2.41% at March 31, 2011, down slightly from 2.44% as of December 31, 2010. The loan loss allowance as a percentage of nonperforming loans did not change from the December 31, 2010 level of 61%. The provision for loan losses was $36.7 million for the three months ended March 31, 2011, compared to $34.5 million for the three months ended December 31, 2010 and $72.1 million in the prior year period.

For the first quarter 2011, net charge-offs totaled $41.2 million as compared to $35.1 million in the fourth quarter 2010 and $56.9 million in the first quarter 2010. Continued high levels of charge-offs reflect real estate collateral values, particularly land values which have remained low. Commercial real estate comprised 71% of net charge-offs in the first quarter, reflecting the challenging market conditions associated with these loan types.

The following table presents our allocation of the allowance for loan losses by specific category at the dates shown.

Table 21

Allocation of Allowance for Loan Losses

(Dollars in thousands)

	As of March 31, 2011			As of December 31, 2010
	Amount	% of Total Allowance	% of Loan Balance	Amount	% of Total Allowance	% of Loan Balance
General allocated reserve:
Commercial	$50,250	23	1.0	$52,100	23	1.1
Commercial real estate	75,500	35	2.8	72,850	33	2.5
Construction	12,900	6	2.8	16,000	7	3.0
Residential real estate	4,425	2	1.4	4,275	2	1.3
Home equity	3,425	2	1.8	3,150	1	1.6
Personal	3,325	2	1.3	3,475	2	1.2

Total allocated	149,825	70	1.7	151,850	68	1.7
Specific reserve	68,412	30	n/m	70,971	32	n/m

Total	$218,237	100	2.4	$222,821	100	2.4

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance decreased by $2.0 million during first quarter 2011, from $151.9 million at December 31, 2010 to $149.8 million at March 31, 2011. The reduction in the general allocated reserve was primarily influenced by the improved risk profile of the performing portfolio during the year, which is becoming more weighted in transformational and commercial loans and less weighted in legacy and commercial real estate loans. This changing mix positively impacts reserve requirements.

The allocated reserve for our construction portfolio declined $3.1 million, or 19%, to $12.9 million at March 31, 2011 from $16.0 million at December 31, 2010. The decrease in this allocation is primarily due to a lower balance of loans in the construction sector at the end of the first quarter. The allocated reserve for our commercial real estate portfolio has increased $2.7 million to $75.5 million at March 31, 2011 from $72.9 million at December 31, 2010. The commercial real estate allocated reserve has increased slightly which reflects the movement of completed construction loans into the commercial real estate category and continued weakness in this particular portfolio.

Specific Component of the Allowance

At March 31, 2011, the specific component of the allowance decreased by $2.6 million to $68.4 million from $71.0 million at December 31, 2010. The specific reserve requirements are primarily influenced by new loan additions to nonperforming status, as well as changes to collateral values. Our impaired loans are primarily collateral-dependent with such loans totaling $394.0 million of the total $457.8 million in impaired loans at March 31, 2011.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. At March 31, 2011, our reserve for unfunded commitments remained at December 31, 2010 levels of $8.1 million with no additional reserve necessary for the first quarter 2011. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. During 2010, we refined our methodology to calculate our unfunded commitment reserves on unfunded commitments to more closely align with the method we use to calculate our general component of our allowance. Unfunded commitments, excluding covered assets, totaled $4.0 billion and $3.9 billion at March 31, 2011 and 2010, respectively.

COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under loss sharing agreements with the FDIC as a result of the 2009 FDIC-assisted acquisition of the former Founders Bank from the FDIC. Under the loss share agreements, the FDIC generally will assume 80% of the first $173 million of credit losses and 95% of the credit losses in excess of $173 million, in both cases relating to assets existing at the date of acquisition.

The carrying amounts of covered assets are presented in the following table:

Table 22

Covered Assets

(Amounts in thousands)

	March 31, 2011	December 31, 2010
Commercial loans	$43,452	$44,812
Commercial real estate loans	181,661	189,194
Residential mortgage loans	55,144	56,748
Consumer installment and other loans	8,435	9,129
Foreclosed real estate	26,590	32,155
Assets in lieu	—	469
Estimated loss reimbursement by the FDIC	49,090	64,703

Total covered assets	364,372	397,210
Allowance for covered asset losses	(19,738)	(15,334)

Net covered assets	$344,634	$381,876

Total covered assets decreased by $32.8 million, or 8%, from $397.2 million at December 31, 2010 to $364.4 million at March 31, 2011. The reduction is primarily attributable to $15.4 million in principal paydowns, net of advances, as well as the resulting impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, the estimated loss reimbursement by the FDIC (“the FDIC indemnification receivable”) further contributed to the reduction as a result of loss claims paid by the FDIC. The allowance for covered loan losses increased by $4.4 million to $19.7 million at March 31, 2011 from $15.3 million at December 31, 2010, reflecting a further credit deterioration in expected cash flows on certain pools of covered loans since the date of acquisition. Of the total increase in the allowance for covered loan losses, 80% was offset through the FDIC indemnification receivable and the remaining 20% representing the non-reimbursable portion of the loss share agreement recognized as a charge to provision for loan and covered loan losses on the Consolidated Statements of Income. As of March 31, 2011, the FDIC had reimbursed the Company $78.4 million in losses under the loss share agreements.

The following table presents covered loan delinquencies and nonperforming covered assets as of March 31, 2011 and December 31, 2010 and excludes purchased impaired loans which are accounted for on a pool basis. Since each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because we are recognizing interest income on each pool of loans, they are all considered to be performing. Covered assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

Table 23

Past Due Covered Loans and Nonperforming Covered Assets

(Amounts in thousands)

	March 31, 2011	December 31, 2010
30-59 days past due	$2,520	$5,885
60-89 days past due	1,472	2,853
90 days or more past due and still accruing	—	—
Nonaccrual	15,769	16,357

Total past due and nonperforming covered loans	19,761	25,095
Foreclosed real estate	26,590	32,155

Total past due and nonperforming covered assets	$46,351	$57,250

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

We consider client deposits our core funding source. At March 31, 2011, 80% of our total assets were funded by client deposits, consistent with levels at December 31, 2010. We define client deposits as all deposits other than traditional brokered deposits and non-client CDARS®. Time deposits are included as client deposits since these deposits have historically not been volatile deposits for us. The level of client deposits may fluctuate based on client needs, seasonality and other economic or market factors. We have benefited in recent quarters from relatively high client liquidity levels. In addition, our client deposits are relatively concentrated given the nature of our business model. We take deposit concentration risk into account in managing our liquid asset levels. Liquid assets refer to cash on hand, federal funds sold, as well as available-for-sale securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and certain deposits that require collateral. Net liquid assets at the Bank were $1.9 billion and $1.8 billion at March 31, 2011 and December 31, 2010, respectively. We maintain liquidity sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, selectively purchase securities and investments and opportunistically pay down wholesale funds.

While we first look toward internally generated deposits as our funding source, we utilize wholesale funding, including brokered deposits, as needed to enhance liquidity and to fund asset growth. Brokered deposits are deposits that are sourced from external and unrelated financial institutions by a third party. This funding requires advance notification to structure the type of deposit desired by the Bank. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of long-term funding. Our asset/liability management policy currently limits our use of brokered deposits, excluding reciprocal CDARS®, to levels no more than 25% of total deposits, and total brokered deposits to levels no more than 40% of total deposits. We do not expect these threshold limitations to limit our ability to grow.

Net cash provided by operating activities was $47.6 million for the three months ended March 31, 2011, compared to $68.7 million for the three months ended March 31, 2010. Net cash provided by investing activities was $49.0 million for the three months ended March 31, 2011, compared to net cash used in investing activities of $63.2 million for prior year period. Net cash provided by financing activities for the three months ended March 31, 2011 was $52.3 million, compared to $709.8 million for the prior year period.

For additional information regarding our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Securities Portfolio.”

Deposits

The following table provides a comparison of deposits by category for the periods presented.

Table 24

Deposits

(Dollars in thousands)

	As of
	March 31, 2011	% of Total	December 31, 2010	% of Total	% Change
Non-interest bearing deposits	$2,438,709	23.0	$2,253,661	21.4	8.2
Interest-bearing deposits	540,215	5.1	616,761	5.9	-12.4
Savings deposits	203,550	1.9	190,685	1.8	6.7
Money market accounts	4,627,703	43.5	4,631,138	43.9	-0.1
Brokered deposits:
Traditional	455,473	4.3	329,107	3.1	38.4
Client CDARS® (1)	888,676	8.4	852,458	8.1	4.2
Non-client CDARS® (1)	123,047	1.1	269,262	2.6	-54.3

Total brokered deposits	1,467,196	13.8	1,450,827	13.8	1.1
Time deposits	1,348,603	12.7	1,392,357	13.2	-3.1

Total deposits	$10,625,976	100.0	$10,535,429	100.0	0.9

Client deposits (2)	$10,047,456		$9,937,060		1.1

(1)

The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships. These deposits are classified as brokered deposits for regulatory deposit purposes; however, we classify certain of these deposits as client CDARS® due to the source being our existing and new client relationships and are, therefore, not traditional ‘brokered’ deposits. We also participate in a non-client CDARS® program that is more like a traditional brokered deposit program.

(2)	Total deposits, net of traditional brokered deposits and non-client CDARS®.

Total deposits at March 31, 2011 increased by $90.5 million from year-end 2010 primarily due to growth in non-interest bearing deposits (“DDA”) as a result of new client deposit relationships coupled with a shift of existing balances from money-market accounts, offset by reductions in non-client CDARS® and time deposits. Client deposits increased by $110.4 million to $10.0 billion at March 31, 2011 compared to $9.9 billion at December 31, 2010. During the first three months of 2010, we have continued to facilitate our deposit growth by pursuing deposits from existing and new clients, increasing institutional and municipal deposits, and attracting additional business DDA account balances through our enhanced treasury management services. Total non-interest bearing deposits increased $185.0 million, or 8.2%, at March 31, 2011 from December 31, 2010. Deposit levels have benefited from higher liquidity levels businesses are maintaining generally, as well as our clients’ rotation into more liquid products.

Middle-market commercial client relationships with a diversified industry base in our markets are the primary source of our deposit base. Due to our middle-market commercial banking focused business model, our client deposit base provides access to larger deposit balances that result in a concentrated deposit base. The deposits are held in different deposit products such as interest-bearing and non-interest bearing demand deposits, CDARS®, savings and money market accounts.

Brokered deposits totaled $1.5 billion at March 31, 2011, increasing $16.4 million from December 31, 2010 due to increases in both traditional brokered deposits and client CDARS® deposits. Brokered deposits include $1.0 billion in CDARS®, of which $888.7 million are client-related CDARS®. Brokered deposits, excluding client CDARS®, were 5% of total deposits at March 31, 2011 compared to 6% at December 31, 2010.

The following tables present our brokered and time deposits as of March 31, 2011, which are expected to mature during the period specified.

Table 25

Scheduled Maturities of Brokered and Time Deposits

(Dollars in thousands)

	Brokered	Time	Total
Year ending December 31,
2011:
Second quarter	$553,732	$359,567	$913,299
Third quarter	354,326	274,068	628,394
Fourth quarter	225,198	231,891	457,089
2012	308,661	288,781	597,442
2013	19,314	58,292	77,606
2014	4,406	27,635	32,041
2015	1,559	104,586	106,145
2016 and thereafter	—	3,783	3,783

Total	$1,467,196	$1,348,603	$2,815,799

Table 26

Maturities of Time Deposits of $100,000 or More (1)

(Dollars in thousands)

March 31, 2011
Maturing within 3 months	$810,713
After 3 but within 6 months	571,394
After 6 but within 12 months	734,680
After 12 months	354,220

Total	$2,471,007

(1)	Includes brokered deposits.

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

Short-term Borrowings and Long-term Debt

Short-term borrowings, which at March 31, 2011 consisted solely of Federal Home Loan Bank (“FHLB”) advances that mature in one year or less, decreased by $30.1 million to $88.5 million at March 31, 2011 from $118.6 million at December 31, 2010. We replaced this funding source with increased levels of client deposits. Scheduled maturities of short-term borrowings during second quarter 2011 total $25 million.

Long-term debt which is comprised of junior subordinated debentures, a subordinated debt facility and the long-term portion of FHLB advances, decreased by $5.0 million to $409.8 million at March 31, 2011 from $414.8 million at December 31, 2010. Of the $409.8 million in long-term debt, $45.0 million represents the long-term portion in FHLB advances.

The reduction in both borrowing categories was attributable to FHLB advance activity with $34.0 million in maturities offset by movement of $5.0 million of the current portion of FHLB advances from long-term classification to short-term.

In addition to on-balance sheet liquidity and funding, the Bank maintains access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day while others require advance notice. Funds that are immediately accessible include Federal Fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Federal Fund lines fluctuate based on availability in the market place and counterparty relationship strength. Repurchase agreements (“Repos”) are also an immediate source of funding in which the Bank pledges assets to a counterparty against which the Bank can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer but are regarded as short-term in nature. An additional source of overnight funding is the discount window at the Federal Reserve Bank (“FRB”). The Bank maintains access to the discount window by pledging loans as collateral to the FRB. Funding availability is primarily dictated by the amount of loans pledged by the Bank, but also impacted by the margin applied to the loans by the FRB. The amount of loans pledged to the FRB can fluctuate due to the availability of loans eligible under the FRB’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria.

The Bank had unused overnight Fed Funds borrowings available for use of $95.0 million at March 31, 2011 and December 31, 2010. Our total availability of overnight Fed Fund borrowings is not a committed line of credit and is dependent upon lender availability. At March 31, 2011, we also had $1.1 billion in borrowing capacity through the FRB discount window’s primary credit program, which includes federal term auction facilities, compared to $536.8 million at December 31, 2010. At April 30, 2011, borrowing capacity declined to $874.3 million. Our borrowing capacity under this program, which we regard as a contingent funding source, changes each month subject to pledged collateral availability and FRB discount factors.

Over the past three years, we merged former bank subsidiaries that were member banks of the FHLB into The PrivateBank. The PrivateBank is currently not a member bank and until it becomes a member, does not have access to additional FHLB borrowings. Advances prior to the bank mergers remain outstanding until maturity. In order to continue to increase our access to liquidity, we are in the process of becoming a member of the FHLB Chicago.

CAPITAL

Equity totaled $1.2 billion at March 31, 2011, increasing by $10.2 million from December 31, 2010 and was largely attributable to current year net income.

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

To satisfy safety and soundness standards, banking institutions are expected to maintain capital levels in excess of the regulatory minimums depending on the risk inherent in the balance sheet, regulatory expectations and the changing risk profile of business activities and plans. Under our capital planning policy, we target capital ratios at levels we believe are appropriate based on such risk considerations, taking into account the current operating and economic environment, internal risk guidelines, and our strategic objectives as well as regulatory expectations. At the Bank, primarily due to our recent credit loss experience and levels of nonperforming loans, our current minimum capital ratios are 8.25% Tier 1 leverage and 12.0% total risk-based capital. Our current plans are to continue to manage growth within our existing capital base and we do not currently have plans to raise additional capital in the near term.

The following table presents information about our capital measures and the related regulatory capital guidelines.

Table 27

Capital Measurements

(Dollar in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For “Well Capitalized” under FDICIA
	March 31, 2011	December 31, 2010	Ratio	Excess Over Regulatory Minimum at 3/31/11	Ratio	Excess Over Well Capitalized under FDICIA at 3/31/11
Regulatory capital ratios:
Total risk-based capital:
Consolidated	14.55%	14.18%	8.00%	$714,092	na	na
The PrivateBank	12.67	12.32	na	na	10.00%	$290,749
Tier 1 risk-based capital:
Consolidated	12.41	12.06	4.00	916,586	na	na
The PrivateBank	10.53	10.19	na	na	6.00	492,388
Tier 1 leverage:
Consolidated	10.91	10.78	4.00	856,864	na	na
The PrivateBank	9.26	9.11	na	na	5.00	526,714
Other capital ratios (consolidated) (1):
Tier 1 common equity to risk-weighted assets (2)	7.97	7.69
Tangible common equity to tangible assets (2)	7.17	7.10
Tangible equity to tangible assets (2)	9.10	9.04
Tangible equity to risk-weighted assets (2)	10.34	10.08
Total equity to total assets	9.91	9.85

(1)	Ratios are not subject to formal FRB regulatory guidance.
(2)	Ratios are non-U.S. GAAP financial measures. Refer to Table 28, “Non-U.S. GAAP Measures” for a reconciliation from non-U.S. GAAP to U.S. GAAP.

As of March 31, 2011, all of our $244.8 million of outstanding junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities (“Debentures”) are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under FRB regulations. For a full description of our Debentures and contingent convertible senior notes, refer to Notes 9 and 10 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Dividends

We declared dividends of $0.01 per common share during the first quarter of 2011, unchanged from the prior eight quarters. The dividend payout ratio for the quarter ended March 31, 2011 was 10.00% compared to 8.33% for the fourth quarter of 2010. Although we currently intend to continue to pay dividends on our common stock and our preferred stock at the current levels, there can be no assurance that we will continue to do so.

As a result of our participation in the Troubled Asset Relief Program’s Capital Purchase Program (“TARP CPP”), we are subject to various restrictions on our ability to increase the cash dividends we pay on our common stock above the quarterly rate of $0.075 per share, the rate in effect when our participation in TARP CPP began. In light of the recent losses we have incurred, we provide notice to and obtain approval from the FRB before declaring or paying any dividends. For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the “Supervision and Regulation” and “Risk Factors” sections of our 2010 Annual Report on Form 10-K.

NON-U.S. GAAP MEASURES

This report contains both U.S. GAAP and non-U.S. GAAP based financial measures. These non-U.S. GAAP measures include net interest income, net interest margin, net revenue, operating profit, and efficiency ratio all on a fully taxable-equivalent basis, Tier 1 common equity to risk-weighted assets, tangible common equity to tangible assets, tangible equity to tangible assets, and tangible equity to risk-weighted assets. We believe that presenting these non-U.S. GAAP financial measures will provide information useful to investors in understanding our underlying operational performance, our business, and performance trends and facilitates comparisons with the performance of others in the banking industry.

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

We also consider various measures when evaluating capital utilization and adequacy, including Tier 1 common equity to risk-weighted assets, tangible common equity to tangible assets, tangible equity to tangible assets, and tangible equity to risk-weighted assets, in addition to capital ratios defined by banking regulators. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. All of these measures exclude the ending balances of goodwill and other intangibles while certain of these ratios exclude preferred capital components. Because U.S. GAAP does not include capital ratio measures, we believe there are no comparable U.S. GAAP financial measures to these ratios. We believe these non-U.S. GAAP measures are relevant because they provide information that is helpful in assessing the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of our capitalization to other companies. However, because there are no standardized definitions for these ratios, our calculations may not be comparable with other companies, and the usefulness of these measures to investors may be limited.

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

Table 28

Non-U.S. GAAP Measures

(Amounts in thousands except per share data)

(Unaudited)

	Quarters ended
	2011	2010
	March 31	December 31	September 30	June 30	March 31
Taxable-equivalent interest income
U.S. GAAP net interest income	$102,553	$100,347	$98,959	$103,332	$98,319
Taxable-equivalent adjustment	790	876	891	924	886

Taxable-equivalent net interest income (a)	$103,343	$101,223	$99,850	$104,256	$99,205

Average Earnings Assets (b)	$11,930,751	$11,918,849	$11,938,905	$12,182,872	$11,889,538

Net Interest Margin ((a)annualized) / (b)	3.46%	3.33%	3.28%	3.39%	3.33%

Net Revenue
Taxable-equivalent net interest income (a)	$103,343	$101,223	$99,850	$104,256	$99,205
U.S. GAAP non-interest income	23,627	34,865	23,360	19,953	15,068

Net revenue	$126,970	$136,088	$123,210	$124,209	$114,273

Operating Profit
Taxable-equivalent net interest income (a)	$103,343	$101,223	$99,850	$104,256	$99,205
U.S. GAAP non-interest income	23,627	34,865	23,360	19,953	15,068
Less: U.S. GAAP non-interest expense	75,349	82,148	68,077	76,002	73,371

Operating profit	$51,621	$53,940	$55,133	$48,207	$40,902

Efficiency Ratio
U.S. GAAP non-interest expense (c)	$75,349	$82,148	$68,077	$76,002	$73,371

Taxable-equivalent net interest income (a)	$103,343	$101,223	$99,850	$104,256	$99,205
U.S. GAAP non-interest income	23,627	34,865	23,360	19,953	15,068

Net revenue (d)	$126,970	$136,088	$123,210	$124,209	$114,273

Efficiency ratio (c) / (d)	59.34%	60.36%	55.25%	61.19%	64.21%

Non-U.S. GAAP Measures (cont.)

	2011	2010
	March 31	December 31	September 30	June 30	March 31
Tier 1 Common Capital
U.S. GAAP total equity	$1,238,132	$1,227,910	$1,245,139	$1,236,092	$1,220,227
Trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: unrealized gains on available for sale securities	19,121	20,078	48,776	47,758	33,403
Less: disallowed deferred tax assets	—	5,377	—	6,360	17,267
Less: goodwill	94,609	94,621	94,633	94,646	94,658
Less: other intangibles	16,464	16,840	17,242	17,655	18,070

Tier 1 risk-based capital	1,352,731	1,335,787	1,329,281	1,314,466	1,301,622
Less: preferred stock	239,270	238,903	238,542	238,185	237,833
Less: trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: noncontrolling interests	105	33	250	179	103

Tier 1 common capital (e)	$868,563	$852,058	$845,696	$831,309	$818,893

Tangible Common Equity
U.S. GAAP total equity	$1,238,132	$1,227,910	$1,245,139	$1,236,092	$1,220,227
Less: goodwill	94,609	94,621	94,633	94,646	94,658
Less: other intangibles	16,464	16,840	17,242	17,655	18,070

Tangible equity (f)	1,127,059	1,116,449	1,133,264	1,123,791	1,107,499
Less: preferred stock	239,270	238,903	238,542	238,185	237,833

Tangible common equity (g)	$887,789	$877,546	$894,722	$885,606	$869,666

Tangible Assets
U.S. GAAP total assets	$12,497,442	$12,465,621	$12,583,965	$12,611,040	$12,780,236
Less: goodwill	94,609	94,621	94,633	94,646	94,658
Less: other intangibles	16,464	16,840	17,242	17,655	18,070

Tangible assets (h)	$12,386,369	$12,354,160	$12,472,090	$12,498,739	$12,667,508

Risk-weighted Assets (i)	$10,903,625	$11,080,051	$10,850,399	$10,571,135	$10,417,704
Period-end Common Shares Outstanding (j)	71,428	71,327	71,386	71,403	71,333
Ratios:
Tier 1 common equity to risk-weighted assets (e) / (i)	7.97%	7.69%	7.79%	7.86%	7.86%
Tangible equity to tangible assets (f) / (h)	9.10%	9.04%	9.09%	8.99%	8.74%
Tangible equity to risk-weighted assets (f) / (i)	10.34%	10.08%	10.44%	10.74%	10.63%
Tangible common equity to tangible assets (g) / (h)	7.17%	7.10%	7.17%	7.09%	6.87%
Tangible book value (g) / (j)	$12.43	$12.30	$12.53	$12.40	$12.19

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

As a continuing part of our financial strategy and in accordance with our asset/liability management policies, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our asset/liability management policies also authorize us to enter into derivative instruments as a tool to further manage the interest rate exposure of the Bank’s balance sheet. We may manage interest rate risk by structuring the asset and liability characteristics of our balance sheet and/or by executing derivatives designated as accounting hedges. Although we have not used hedging activities as part of our asset/liability management in recent years, depending on market conditions, we may pursue hedging strategies during the second or third quarter 2011.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our Consolidated Statements of Income.

The majority of our interest-earning assets are floating rate instruments. To manage the interest rate mix of our balance sheet and related cash flows, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and, to a lesser extent, interest rate swaps. Approximately 57% of the total loan portfolio is indexed to LIBOR, 24% of the total loan portfolio is indexed to the prime rate, and another 6% of the total loan portfolio otherwise adjusts with other interest rates. The remaining loan portfolio is fixed rate loans. Changes in market rates and the shape of the yield curve may give us the opportunity to make changes to our investment securities portfolio as part of our asset/liability management strategy.

We use a simulation model to estimate the potential impact of interest rate changes on our income statement is through the use of a simulation model based on our interest-earning asset and interest-bearing liability portfolios, assuming the size of these portfolios remains constant throughout the twelve month measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then re-price based on current terms and remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred. The following table shows the estimated impact of an immediate change in interest rates as of March 31, 2011 and December 31, 2010.

Analysis of Net Interest Income Sensitivity

(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
March 31, 2011:
Dollar change	$(8,723)	$14,154	$29,139	$60,886	$96,300
Percent change	-2.3%	3.7%	7.5%	15.7%	24.8%
December 31, 2010:
Dollar change	$(8,800)	$12,245	$25,144	$53,152	$84,492
Percent change	-2.3%	3.1%	6.5%	13.7%	21.7%

The estimated impact to our net interest income over a one year period is reflected in dollar terms and percentage change. As an example, this table illustrates that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on March 31, 2011, net interest income would increase by $29.1 million or 7.5% over a twelve-month period, as compared to a net interest income increase of $25.1 million or 6.5% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2010.

Changes in the effect on net interest income at March 31, 2011 compared to December 31, 2010 are due to the timing and nature of the repricing of interest rate sensitive assets relative to rate sensitive liabilities within the one year time frame. Interest rate sensitivity increased during the first quarter 2011 due to several factors, including both asset and liability compositional changes. On the asset side of the balance sheet, the proportion of rate sensitive assets increased due to the increase of Fed Funds sold and was partially offset by a decrease in loans. On the liability side of the balance sheet, non-interest sensitive liabilities increased and rate sensitive deposits, such as money market deposits, decreased. Rate sensitive liabilities mitigate rate sensitive assets. Accordingly, as rate sensitive liabilities decrease, less asset sensitivity is offset by the liabilities as a whole. Taken together, the asset composition was more rate sensitive than prior quarters, and less of the asset sensitivity was mitigated by rate sensitive liabilities, producing an overall increase in asset sensitivity.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 22, 2010, a lawsuit was filed in federal court in the Northern District of Illinois against the Company on behalf of a purported class of purchasers of our common stock between November 2, 2007 and October 23, 2009. Certain of our current and former executive officers and directors and firms that participated in the underwriting of our June 2008 and May 2009 public offerings of common stock are also named as defendants in the litigation. On January 25, 2011, the City of New Orleans Employees’ Retirement System and State-Boston Retirement System were together named as the lead plaintiff, and an amended complaint was filed on February 18, 2011. The amended complaint alleges various claims of securities law violations against certain of the named defendants relating to disclosures we made during the class period in filings under the Securities Act of 1933 and the Securities Exchange Act of 1934. The plaintiffs seek class certification, compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees, and rescission. We filed a motion to dismiss seeking dismissal of all counts in the amended complaint on March 25, 2011. The plaintiffs filed opposition to the motion to dismiss on April 29, 2011. The motion to dismiss is expected to be fully briefed by May 19, 2011 and the court will undertake consideration of this motion thereafter. At this stage of the litigation, we are unable to assess the probability of a material adverse outcome or reasonably estimate potential financial impact of the lawsuit on the Company.

As of March 31, 2011, there were also various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

You should carefully consider the information discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, regarding our business, financial condition or future results, together with the information set forth in this report. There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The following table summarizes purchases we made during the three months ended March 31, 2011 in the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1 – January 31, 2011	10,763	$15.37	—	—
February 1 – February 28, 2011	5,182	15.30	—	—
March 1 – March 31, 2011	917	14.26	—	—

Total	16,862	$15.29	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

3.1	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., dated June 24, 1999, as amended, is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 000-25887) filed on May 14, 2003.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 15, 2010, is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 9, 2010.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, amending and restating the Certificate of Designations of the Series A Junior Non-Voting Preferred Stock of PrivateBancorp, Inc., is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.5	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated January 28, 2009 is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

3.6	Amended and Restated By-laws of PrivateBancorp, Inc. are incorporated herein by reference to Exhibit 3.5 to the Annual Report on Form 10-K (File No. 001-34066) filed on March 1, 2010.

4.1	Certain instruments defining the rights of the holders of certain securities of PrivateBancorp, Inc. and certain of its subsidiaries, none of which authorize a total amount of securities in excess of 10% of the total assets of PrivateBancorp, Inc. and its subsidiaries on a consolidated basis, have not been filed as exhibits. PrivateBancorp, Inc. hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

4.2	Form of Preemptive and Registration Rights Agreement dated as of November 26, 2007 is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34066) filed on November 27, 2007.

4.3	Amendment No. 1 to Preemptive and Registration Rights Agreement dated as of June 17, 2009 by and among PrivateBancorp, Inc., GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P., and GTCR Co-Invest III, L.P., is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

4.4	Warrant dated January 30, 2009, as amended, issued by PrivateBancorp, Inc. to the United States Department of the Treasury to purchase shares of common stock of PrivateBancorp, Inc. is herein incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

10.1 (a)	TARP Compensation Agreement, dated as of March 31, 2011, by and between PrivateBancorp, Inc. and the Chief Executive Officer.

10.2 (a)	TARP Compensation Agreement, dated as of March 31, 2011, by and between PrivateBancorp, Inc. and Bruce R. Hague.

11	Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 12 of the Company’s Notes to Consolidated Financial Statements included in “Item 7. Financial Statements” of this report on Form 10-Q.

15.1 (a)	Acknowledgment of Independent Registered Public Accounting Firm.

31.1 (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1) (a) (b)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (a)	Report of Independent Registered Public Accounting Firm.

101 (a) (c)	The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.

(a)	Filed herewith.
(b)

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Date: May 9, 2011