Form 10-Q
period 2011-06-30
PRIVATEBANCORP, INC
filed 2011-08-09
CIK 889936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 3, 2011, there were 71,804,969 shares of the issuer’s voting and non-voting common stock, without par value, outstanding.

PRIVATEBANCORP, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$160,289	$112,772
Federal funds sold and other short-term investments	457,422	541,316
Loans held for sale	13,503	30,758
Securities available-for-sale, at fair value	2,057,290	1,881,786
Non-marketable equity investments	20,406	23,537
Loans – excluding covered assets, net of unearned fees	8,672,642	9,114,357
Allowance for loan losses	(206,286)	(222,821)

Loans, net of allowance for loan losses and unearned fees	8,466,356	8,891,536
Covered assets	346,452	397,210
Allowance for covered loan losses	(16,904)	(15,334)

Covered assets, net of allowance for covered loan losses	329,548	381,876
Other real estate owned, excluding covered assets	123,997	88,728
Premises, furniture, and equipment, net	38,171	40,975
Accrued interest receivable	32,128	33,854
Investment in bank owned life insurance	50,183	49,408
Goodwill	94,596	94,621
Other intangible assets	16,089	16,840
Derivative assets	93,453	100,250
Other assets	161,946	177,364

Total assets	$12,115,377	$12,465,621

Liabilities
Demand deposits:
Non-interest-bearing	$2,527,230	$2,253,661
Interest-bearing	531,107	616,761
Savings deposits and money market accounts	4,497,297	4,821,823
Brokered deposits	1,342,422	1,450,827
Time deposits	1,336,212	1,392,357

Total deposits	10,234,268	10,535,429
Short-term borrowings	63,311	118,561
Long-term debt	409,793	414,793
Accrued interest payable	5,767	5,968
Derivative liabilities	95,043	102,018
Other liabilities	46,547	60,942

Total liabilities	10,854,729	11,237,711

Equity
Preferred stock – Series B	239,642	238,903
Common stock:
Voting	67,619	67,436
Nonvoting	3,536	3,536
Treasury stock	(20,615)	(20,054)
Additional paid-in capital	963,156	954,977
Accumulated deficit	(25,388)	(36,999)
Accumulated other comprehensive income, net of tax	32,535	20,078

Total stockholders’ equity	1,260,485	1,227,877

Noncontrolling interests	163	33

Total equity	1,260,648	1,227,910

Total liabilities and equity	$12,115,377	$12,465,621

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – (Continued)

(Amounts in thousands, except per share data)

	June 30, 2011			December 31, 2010
	Preferred Stock- Series B	Common Stock		Preferred Stock- Series B	Common Stock
		Voting	Nonvoting		Voting	Nonvoting
Per Share Data
Par value	None	None	None	None	None	None
Liquidation value	$1,000	n/a	n/a	$1,000	n/a	n/a
Stated value	None	$1.00	$1.00	None	$1.00	$1.00
Share Balances
Shares authorized	1,000	174,000	5,000	1,000	174,000	5,000
Shares issued	244	68,961	3,536	244	68,443	3,536
Shares outstanding	244	68,272	3,536	244	67,791	3,536
Treasury shares	—	689	—	—	652	—

n/a Not applicable

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest Income
Loans, including fees	$102,391	$112,839	$208,038	$223,901
Federal funds sold and other short-term investments	399	664	735	1,208
Securities:
Taxable	15,568	16,417	30,958	31,867
Exempt from Federal income taxes	1,387	1,752	2,873	3,470

Total interest income	119,745	131,672	242,604	260,446

Interest Expense
Interest-bearing demand deposits	587	805	1,229	1,771
Savings deposits and money market accounts	6,082	9,368	12,744	18,482
Brokered and time deposits	6,528	9,537	13,220	20,961
Short-term borrowings	566	1,383	1,393	2,829
Long-term debt	5,479	7,247	10,962	14,752

Total interest expense	19,242	28,340	39,548	58,795

Net interest income	100,503	103,332	203,056	201,651
Provision for loan and covered loan losses	31,093	45,392	68,671	117,940

Net interest income after provision for loan and covered loan losses	69,410	57,940	134,385	83,711

Non-interest Income
Trust and investments	4,720	4,836	9,382	9,260
Mortgage banking	704	1,797	2,106	3,918
Capital markets products	3,871	4,113	8,360	4,391
Treasury management	4,873	4,281	9,624	7,889
Loan and credit related fees	5,290	4,128	11,188	7,581
Other income, service charges, and fees	1,464	983	3,522	2,138
Net securities gains (losses)	670	(185)	1,037	(156)

Total non-interest income	21,592	19,953	45,219	35,021

Non-interest Expense
Salaries and employee benefits	38,636	37,485	77,193	76,874
Net occupancy expense	7,545	7,747	15,077	15,042
Technology and related costs	2,729	2,424	5,390	5,467
Marketing	2,500	2,363	4,443	4,465
Professional services	2,312	3,000	4,646	7,203
Outsourced servicing costs	1,852	2,298	4,006	3,819
Net foreclosed property expenses	7,485	3,686	13,791	5,089
Postage, telephone, and delivery	931	866	1,819	1,831
Insurance	5,092	5,654	12,432	11,073
Loan and collection expense	4,247	4,610	6,800	7,189
Other expenses	2,335	5,869	5,416	11,321

Total non-interest expense	75,664	76,002	151,013	149,373

Income (loss) before income taxes	15,338	1,891	28,591	(30,641)
Income tax provision (benefit)	6,320	(766)	8,599	(12,442)

Net income (loss)	9,018	2,657	19,992	(18,199)
Net income attributable to noncontrolling interests	58	76	130	146

Net income (loss) attributable to controlling interests	8,960	2,581	19,862	(18,345)
Preferred stock dividends and discount accretion	3,419	3,399	6,834	6,793

Net income (loss) available to common stockholders	$5,541	$(818)	$13,028	$(25,138)

Per Common Share Data
Basic	$0.08	$(0.01)	$0.18	$(0.36)
Diluted	$0.08	$(0.01)	$0.18	$(0.36)
Common dividends per share	$0.01	$0.01	$0.02	$0.02
Weighted-average common shares outstanding	70,428	69,995	70,388	69,964
Weighted-average diluted common shares outstanding	70,663	69,995	70,602	69,964

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income	Non- Controlling Interests	Total
Balance at January 1, 2010	$237,487	$70,444	$(18,489)	$940,338	$(22,093)	$27,896	$33	$1,235,616
Comprehensive Income:
Net (loss) income	—	—	—	—	(18,345)	—	146	(18,199)
Other comprehensive income (1)	—	—	—	—	—	19,862	—	19,862

Total comprehensive income								1,663
Cash dividends:
Common stock ($0.02 per share)	—	—	—	—	(1,407)	—	—	(1,407)
Preferred stock	—	—	—	—	(6,095)	—	—	(6,095)
Issuance of common stock	—	—	—	(2)	—	—	—	(2)
Accretion of preferred stock discount	698	—	—	—	(698)	—	—	—
Common stock issued under benefit plans	—	183	—	(63)	—	—	—	120
Shortfall tax benefit from share-based compensation	—	—	—	(1,645)	—	—	—	(1,645)
Stock repurchased in connection with benefit plans	—	—	(514)	—	—	—	—	(514)
Share-based compensation expense	—	3	—	8,353	—	—	—	8,356

Balance at June 30, 2010	$238,185	$70,630	$(19,003)	$946,981	$(48,638)	$47,758	$179	$1,236,092

Balance at January 1, 2011	$238,903	$70,972	$(20,054)	$954,977	$(36,999)	$20,078	$33	$1,227,910
Comprehensive Income:
Net income	—	—	—	—	19,862	—	130	19,992
Other comprehensive income (1)	—	—	—	—	—	12,457	—	12,457

Total comprehensive income								32,449
Cash dividends:
Common stock ($0.02 per share)	—	—	—	—	(1,417)	—	—	(1,417)
Preferred stock	—	—	—	—	(6,095)	—	—	(6,095)
Issuance of common stock	—	—	—	(9)	—	—	—	(9)
Accretion of preferred stock discount	739	—	—	—	(739)	—	—	—
Common stock issued under benefit plans	—	166	—	846	—	—	—	1,012
Shortfall tax benefit from share-based compensation	—	—	—	(405)	—	—	—	(405)
Stock repurchased in connection with benefit plans	—	—	(561)	—	—	—	—	(561)
Share-based compensation expense	—	17	—	7,747	—	—	—	7,764

Balance at June 30, 2011	$239,642	$71,155	$(20,615)	$963,156	$(25,388)	$32,535	$163	$1,260,648

(1)	Net of taxes and reclassification adjustments.

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income (loss)	$19,862	$(18,345)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and covered loan losses	68,671	117,940
Depreciation of premises, furniture, and equipment	4,257	3,865
Net amortization of premium on securities	5,154	2,602
Net (gains) losses on sale of securities	(1,037)	156
Net losses (gains) on sale of other real estate owned	1,922	(38)
Net accretion of discount on covered assets	(2,298)	(15,875)
Bank owned life insurance income	(775)	(855)
Net decrease in deferred loan fees	(1,095)	(2,153)
Share-based compensation expense	5,817	8,608
Net decrease (increase) in deferred income taxes	2,579	(7,282)
Net amortization of other intangibles	751	830
Change in loans held for sale	17,255	7,601
Fair market value adjustments on derivatives	(178)	2,688
Net decrease in accrued interest receivable	1,726	284
Net decrease in accrued interest payable	(201)	(1,946)
Net decrease in other assets	14,366	11,872
Net decrease in other liabilities	(12,624)	(32,299)

Net cash provided by operating activities	124,152	77,653

Investing Activities
Securities:
Proceeds from maturities, repayments, and calls	188,209	188,028
Proceeds from sales	60,493	29,895
Purchases	(404,493)	(653,255)
Net decrease in loans	285,017	35,102
Net decrease in covered assets	54,386	85,011
Proceeds from sale of other real estate owned	25,892	25,456
Net purchases of premises, furniture, and equipment	(1,453)	(3,120)

Net cash provided by (used in) investing activities	208,051	(292,883)

Financing Activities
Net (decrease) increase in deposit accounts	(301,161)	677,385
Net (decrease) increase in short-term borrowings	(941)	2,094
Repayment of FHLB advances	(59,000)	(112,000)
Payments for the issuance of common stock	(9)	(2)
Stock repurchased in connection with benefit plans	(561)	(323)
Cash dividends paid	(7,515)	(7,503)
Exercise of stock options and restricted share activity	1,012	(71)
Shortfall tax benefit from exercise of stock options and release of restricted share activity	(405)	(1,645)

Net cash (used in) provided by financing activities	(368,580)	557,935

Net (decrease) increase in cash and cash equivalents	(36,377)	342,705
Cash and cash equivalents at beginning of year	654,088	539,095

Cash and cash equivalents at end of period	$617,711	$881,800

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$39,749	$60,741
Cash paid for income taxes	13,317	6,352
Non-cash transfers of loans to other real estate	73,328	55,474

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to June 30, 2011 for potential recognition or disclosure.

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

Accounting Pronouncements Pending Adoption

Statement of Comprehensive Income – On June 16, 2011, the FASB issued guidance on the presentation of the statement of comprehensive income. This guidance provides the Company the option of presenting net income and other comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change what items are reported in other comprehensive income or the U.S. GAAP requirement to report reclassification of items from other comprehensive income to net income. The guidance will be effective for the Company’s financial statements that include periods beginning on or after January 1, 2012 and must be retrospectively applied. As this guidance affects only our presentation of the statement of comprehensive income, the adoption of this guidance will not have a material impact on our financial position, consolidated results of operations or liquidity position.

Fair Value Measurement – On May 12, 2011, the FASB issued amendments to its fair value measurement guidance. The amendments substantially converge the principles for measuring fair value and the requirements for related disclosures under U.S. GAAP and International Financial Reporting Standards. The amendments include clarifications and/or new guidance related to the highest and best use and valuation premise, measuring the fair value of an instrument classified in shareholders’ equity, measuring the fair value of financial instruments that are managed within a portfolio, and the application of block discounts and other premiums and discounts in a fair value measurement. Additionally, the amendments require additional disclosures about fair value measurements. The guidance will be effective for the Company’s financial statements that include periods beginning on or after January 1, 2012. The adoption of this guidance is not expected to have a material impact on our financial position, consolidated results of operations or liquidity position.

Transfers and Servicing – On April 29, 2011, the FASB issued amendments to its accounting guidance on the effective control assessment for repurchase agreements that in part determines whether a transaction is accounted for as a sale or a secured borrowing. The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. In effect, these amendments will cause more repurchase agreements to be accounted for as secured borrowings rather than as sales. The guidance will be effective for the Company’s financial statements that include periods beginning on or after January 1, 2012. The adoption of this guidance is not expected to have a material impact on our financial position, consolidated results of operations or liquidity position.

Troubled Debt Restructurings – On April 5, 2011, the FASB issued guidance on creditor accounting for TDRs. The guidance is intended to result in a more consistent identification of TDRs by clarifying whether a modification of a loan receivable constitutes a concession to a borrower that is experiencing financial difficulty. The guidance will be effective for the Company’s financial statements that include periods beginning on or after July 1, 2011, with retrospective application to the Company’s annual period beginning on January 1, 2011. The adoption of this guidance is not expected to have a material impact on our financial position, consolidated results of operations or liquidity position.

3. SECURITIES

Securities Portfolio

(Amounts in thousands)

	June 30, 2011				December 31, 2010
		Gross Unrealized				Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Securities Available-for-Sale
U.S. Treasury	$35,946	$393	$—	$36,339	$—	$—	$—	$—
U.S. Agencies	10,085	147	—	10,232	10,155	271	—	10,426
Collateralized mortgage obligations	499,326	10,265	(2,554)	507,037	450,251	9,400	(7,930)	451,721
Residential mortgage -backed securities	1,322,169	39,627	(3,097)	1,358,699	1,222,642	31,701	(7,312)	1,247,031
State and municipal	136,536	7,958	(11)	144,483	166,209	6,433	(534)	172,108
Foreign sovereign debt	500	—	—	500	500	—	—	500

Total	$2,004,562	$58,390	$(5,662)	$2,057,290	$1,849,757	$47,805	$(15,776)	$1,881,786

Non-marketable Equity Securities
FHLB stock	$17,428	$—	$—	$17,428	$20,694	$—	$—	$20,694
Other	2,978	—	—	2,978	2,843	—	—	2,843

Total	$20,406	$—	$—	$20,406	$23,537	$—	$—	$23,537

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

The carrying value of securities available-for-sale, which were pledged to secure public deposits, trust deposits and for other purposes as permitted or required by law, totaled $606.7 million at June 30, 2011 and $656.3 million at December 31, 2010.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity on June 30, 2011 or December 31, 2010.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of June 30, 2011 and December 31, 2010. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities In Unrealized Loss Position

(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2011
Collateralized mortgage obligations	$177,951	$(2,554)	$—	$—	$177,951	$(2,554)
Residential mortgage-backed securities	361,537	(3,097)	—	—	361,537	(3,097)
State and municipal	868	(11)	—	—	868	(11)

Total	$540,356	$(5,662)	$—	$—	$540,356	$(5,662)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2010
Collateralized mortgage obligations	$148,643	$(7,930)	$—	$—	$148,643	$(7,930)
Residential mortgage-backed securities	378,211	(7,312)	—	—	378,211	(7,312)
State and municipal	33,710	(534)	—	—	33,710	(534)

Total	$560,564	$(15,776)	$—	$—	$560,564	$(15,776)

There were no securities in an unrealized loss position for greater than 12 months at June 30, 2011 or December 31, 2010. The unrealized losses reported for collateralized mortgage obligations and residential mortgage-backed securities were caused primarily by changes in interest rates with the contractual cash flows of these investments guaranteed by either U.S. Government agencies or by U.S. Government-sponsored enterprises.

Since the declines in fair value on these securities are attributable to changes in interest rates, and because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2011.

Remaining Contractual Maturity of Securities

(Amounts in thousands)

	June 30, 2011
	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipals and foreign sovereign debt securities
One year or less	$2,001	$2,022
One year to five years	64,014	65,714
Five years to ten years	88,569	93,798
After ten years	28,483	30,020
All other securities
Collateralized mortgage obligations	499,326	507,037
Residential mortgage-backed securities	1,322,169	1,358,699
Non-marketable equity securities	20,406	20,406

Total	$2,024,968	$2,077,696

Securities Gains (Losses)

(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds from sales	$33,723	$26,073	$60,493	$29,895
Gross realized gains	848	782	1,272	939
Gross realized losses	(178)	(967)	(235)	(1,095)

Net realized gains (losses)	$670	$(185)	$1,037	$(156)

Income tax provision (benefit) on net realized gains (losses)	$266	$(75)	$410	$(64)

Refer to Note 11 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) on other comprehensive income.

4. LOANS

The following loan portfolio and credit quality disclosures exclude covered loans. Covered loans represent loans acquired through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction that are subject to a loss share agreement and are presented separately in the Consolidated Statement of Condition. Refer to Note 6 for a detailed discussion regarding covered loans.

Loan Portfolio

(Amounts in thousands)

	June 30, 2011	December 31, 2010
Commercial and industrial	$3,993,619	$4,015,257
Commercial – owner-occupied commercial real estate	988,540	897,620

Total commercial	4,982,159	4,912,877
Commercial real estate	2,191,127	2,400,923
Commercial real estate – multi-family	397,291	457,246

Total commercial real estate	2,588,418	2,858,169
Construction	366,061	530,733
Residential real estate	301,250	319,146
Home equity	190,691	197,179
Personal	244,063	296,253

Total loans	$8,672,642	$9,114,357

Deferred loan fees included as a reduction in total loans	$32,440	$33,535
Overdrawn demand deposits included in total loans	$1,043	$3,197

We primarily lend to businesses and consumers in the market areas in which we operate. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Carrying Value of Loans Pledged

(Amounts in thousands)

	June 30, 2011	December 31, 2010
Loans pledged to secure:
Federal Reserve Bank discount window borrowings	$1,402,575	$913,599
Federal Loan Home Bank advances	201,275	184,026

Total	$1,603,850	$1,097,625

Loan Portfolio Aging

Loan Portfolio Aging

(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of June 30, 2011
Commercial	$4,915,061	$1,723	$3,978	$—	$4,920,762	$61,397	$4,982,159
Commercial real estate	2,391,727	3,384	10,292	—	2,405,403	183,015	2,588,418
Construction	328,921	—	—	—	328,921	37,140	366,061
Residential real estate	281,362	392	1,000	—	282,754	18,496	301,250
Home equity	173,931	2,766	1,288	—	177,985	12,706	190,691
Personal	226,332	37	—	—	226,369	17,694	244,063

Total loans	$8,317,334	$8,302	$16,558	$—	$8,342,194	$330,448	$8,672,642

Restructured loans accruing interest included in total accruing loans					$124,614

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of December 31, 2010
Commercial	$4,828,948	$1,024	$759	$—	$4,830,731	$82,146	$4,912,877
Commercial real estate	2,632,835	10,264	12,346	—	2,655,445	202,724	2,858,169
Construction	495,435	—	1,895	—	497,330	33,403	530,733
Residential real estate	300,027	180	4,098	—	304,305	14,841	319,146
Home equity	185,675	976	2,333	—	188,984	8,195	197,179
Personal	256,860	13,122	1,700	—	271,682	24,571	296,253

Total loans	$8,699,780	$25,566	$23,131	$—	$8,748,477	$365,880	$9,114,357

Restructured loans accruing interest included in total accruing loans					$87,576

At June 30, 2011 and December 31, 2010, commitments to lend additional funds to debtors whose loan terms have been modified in a troubled debt restructuring (both accruing and nonaccruing) totaled $6.7 million and $3.7 million, respectively.

Impaired Loans

A loan is considered impaired when, based on current information and events, management believes that it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Impaired loans include nonaccrual loans and loans classified as troubled debt restructurings (both accruing and nonaccrual). Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value, fair value of the underlying collateral less selling costs if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized in the specific valuation reserve component of the allowance for loan losses. Impaired loans exceeding a fixed dollar amount are evaluated individually, while smaller loans are evaluated as pools using historical loss experience for the respective asset class and product type.

Impaired Loans

(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve (1)	Total Recorded Investment	Specific Reserve
As of June 30, 2011
Commercial	$125,327	$89,280	$30,150	$119,430	$10,352
Commercial real estate	244,733	80,773	144,258	225,031	44,535
Construction	54,798	14,318	31,834	46,152	8,131
Residential real estate	20,678	9,650	10,013	19,663	1,665
Home equity	14,187	1,055	11,856	12,911	3,126
Personal	43,134	15,180	16,695	31,875	3,877

Total impaired loans	$502,857	$210,256	$244,806	$455,062	$71,686

As of December 31,2010
Commercial	$98,246	$33,879	$56,284	$90,163	$18,015
Commercial real estate	292,138	118,190	144,553	262,743	38,003
Construction	52,055	11,437	26,314	37,751	3,778
Residential real estate	17,186	4,413	11,226	15,639	1,046
Home equity	8,575	—	8,195	8,195	2,614
Personal	48,911	21,227	17,738	38,965	7,515

Total impaired loans	$517,111	$189,146	$264,310	$453,456	$70,971

(1)	These impaired loans require a specific valuation reserve because the estimated fair value of the loans or underlying collateral is less than the recorded investment in the loans.

Average Recorded Investment and Interest Income Recognized on Impaired Loans

(Amounts in thousands)

	Quarter Ended		Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2011
Commercial	$101,875	$574	$93,836	$669
Commercial real estate	253,823	682	269,082	1,497
Construction	46,046	46	40,027	74
Residential real estate	17,799	9	18,061	19
Home equity	12,414	2	11,352	3
Personal	31,865	124	34,763	253

Total	$463,822	$1,437	$467,121	$2,515

June 30, 2010
Total	$406,913		$411,969

Credit Quality Indicators

The Company has adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that exhibit acceptable financial performance, cash flow, and leverage. For all transactions, we attempt to mitigate inherent credit risk by structure, collateral, monitoring, and other meaningful controls. Credits rated 6 are considered special mention as these credits demonstrate potential weakness that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Potential problem loans have a risk rating of 7 but are not classified as nonaccrual. The ultimate collection of these loans is questionable due to the same conditions that characterize a 6 rated credit. These credits may also be considered inadequately protected by the current net worth and paying capacity of the obligor or guarantor, or the collateral pledged. These loans generally have a well-defined weakness or weaknesses that may jeopardize full collection of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not resolved. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7 rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at minimum on a quarterly basis, while all other rated credits are reviewed annually or more frequently if the situation warrants.

Credit Quality Indicators

(Dollars in thousands)

Product Segment	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of June 30, 2011
Commercial	$34,131	0.7	$171,782	3.4	$61,397	1.2	$4,982,159
Commercial real estate	168,254	6.5	172,474	6.7	183,015	7.1	2,588,418
Construction	14,171	3.9	18,319	5.0	37,140	10.1	366,061
Residential real estate	8,274	2.7	16,738	5.6	18,496	6.1	301,250
Home equity	1,536	0.8	10,847	5.7	12,706	6.7	190,691
Personal	1,047	0.4	1,859	0.8	17,694	7.2	244,063

Total	$227,413	2.6	$392,019	4.5	$330,448	3.8	$8,672,642

Product Segment	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of December 31, 2010
Commercial	$111,929	2.3	$173,829	3.5	$82,146	1.7	$4,912,877
Commercial real estate	203,073	7.1	260,042	9.1	202,724	7.1	2,858,169
Construction	67,915	12.8	45,119	8.5	33,403	6.3	530,733
Residential real estate	9,962	3.1	15,101	4.7	14,841	4.7	319,146
Home equity	3,757	1.9	11,272	5.7	8,195	4.2	197,179
Personal	2,198	0.7	2,227	0.8	24,571	8.3	296,253

Total	$398,834	4.4	$507,590	5.6	$365,880	4.0	$9,114,357

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

Allowance for Loan Losses (excluding covered assets) (1)

(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Allowance for Loan Losses
Balance at beginning of period	$218,237	$236,851	$222,821	$221,688
Loans charged-off	(45,317)	(51,923)	(87,608)	(109,370)
Recoveries on loans previously charged-off	1,641	2,091	2,642	2,635

Net charge-offs	(43,676)	(49,832)	(84,966)	(106,735)
Provision for loan losses	31,725	45,392	68,431	117,458

Balance at end of period	$206,286	$232,411	$206,286	$232,411

Ending balance, individually evaluated for impairment (2)	$71,686	$70,788
Ending balance, collectively evaluated for impairment	$134,600	$161,623

Recorded investment in Loans
Ending balance, individually evaluated for impairment (2)	$455,062	$374,209
Ending balance, collectively evaluated for impairment	8,217,580	8,477,230

Total recorded investment in loans	$8,672,642	$8,851,439

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.
(2)	Refer to Note 4 for additional information regarding impaired loans.

Additional detail of the allowance for loan losses and recorded investment in loans, by product segment, for the three and six months ended June 30, 2011 is presented in the following table.

Allowance for Loan Losses and Recorded Investment in Loans (excluding covered assets) (1)

(Amounts in thousands)

	For the Three Months Ended June 30, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$64,695	$114,186	$24,098	$5,973	$4,833	$4,452	$218,237
Loans charged-off	(10,512)	(25,402)	(8,275)	(186)	(508)	(434)	(45,317)
Recoveries on loans previously charged-off	707	511	56	40	15	312	1,641

Net charge-offs	(9,805)	(24,891)	(8,219)	(146)	(493)	(122)	(43,676)
Provision for loan losses	1,462	22,240	1,852	1,238	2,286	2,647	31,725

Balance at end of period	$56,352	$111,535	$17,731	$7,065	$6,626	$6,977	$206,286

	For the Six Months Ended June 30, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$70,115	$110,853	$19,778	$5,321	$5,764	$10,990	$222,821
Loans charged-off	(14,712)	(54,811)	(8,337)	(572)	(1,955)	(7,221)	(87,608)
Recoveries on loans previously charged-off	1,172	783	153	42	25	467	2,642

Net charge-offs	(13,540)	(54,028)	(8,184)	(530)	(1,930)	(6,754)	(84,966)
Provision for loan losses	(223)	54,710	6,137	2,274	2,792	2,741	68,431

Balance at end of period	$56,352	$111,535	$17,731	$7,065	$6,626	$6,977	$206,286

Ending balance, individually evaluated for impairment (2)	$10,352	$44,535	$8,131	$1,665	$3,126	$3,877	$71,686
Ending balance, collectively evaluated for impairment	$46,000	$67,000	$9,600	$5,400	$3,500	$3,100	$134,600

Recorded Investment in Loans:
Ending balance, individually evaluated for impairment (2)	$119,430	$225,031	$46,152	$19,663	$12,911	$31,875	$455,062
Ending balance, collectively evaluated for impairment	4,862,729	2,363,387	319,909	281,587	177,780	212,188	8,217,580

Total recorded investment in loans	$4,982,159	$2,588,418	$366,061	$301,250	$190,691	$244,063	$8,672,642

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.

(2)	Refer to Note 4 for additional information regarding impaired loans.

Reserve for Unfunded Commitments (1)

(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$8,119	$3,452	$8,119	$1,452
(Release) provision for unfunded commitments	(1,133)	2,365	(1,133)	4,365

Balance at end of period	$6,986	$5,817	$6,986	$5,817

Unfunded commitments, excluding covered assets, at period end (1)	$3,810,271	$3,890,485

(1)	Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit.

Refer to Note 15 for additional details of commitments to extend credit, standby letters of credit and commercial letters of credit.

6. COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under loss sharing agreements with the FDIC and include an indemnification receivable that represents the present value of the expected reimbursement from the FDIC related to expected losses on the acquired loans and foreclosed real estate under such agreements.

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

Covered Assets

(Amounts in thousands)

	June 30, 2011				December 31, 2010
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$10,721	$27,553	$—	$38,274	$12,824	$31,988	$—	$44,812
Commercial real estate loans	51,261	125,441	—	176,702	57,979	131,215	—	189,194
Residential mortgage loans	279	53,350	—	53,629	258	56,490	—	56,748
Consumer installment and other	280	7,117	365	7,762	197	8,624	308	9,129
Foreclosed real estate	—	—	25,561	25,561	—	—	32,155	32,155
Asset in lieu	—	—	—	—	—	—	469	469
Estimated loss reimbursement by the FDIC	—	—	44,524	44,524	—	—	64,703	64,703

Total covered assets	62,541	213,461	70,450	346,452	71,258	228,317	97,635	397,210
Allowance for covered loan losses	(8,817)	(8,087)	—	(16,904)	(8,601)	(6,733)	—	(15,334)

Net covered assets	$53,724	$205,374	$70,450	$329,548	$62,657	$221,584	$97,635	$381,876

Nonperforming covered loans (1)				$17,247				$16,357

(1)

Excludes purchased impaired loans which are accounted for on a pool basis based on common risk characteristics as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Because we are recognizing interest income on each pool of loans, all purchased impaired loans are considered to be performing.

All purchased loans and the related indemnification asset were recorded at fair value at date of purchase. The initial valuation of these loans and the related indemnification asset required management to make subjective judgments concerning estimates about how the acquired loans would perform in the future using valuation methods including discounted cash flow analysis and independent third party appraisals. Factors that may significantly affect the initial valuation include, among others, market-based and industry data related to expected changes in interest rates, assumptions related to probability and severity of credit losses, estimated timing of credit losses including the foreclosure and liquidation of collateral, expected prepayment rates, required or anticipated loan modifications, unfunded loan commitments, the specific terms and provisions of any loss share agreements, and specific industry and market conditions that may impact independent third party appraisals.

On an ongoing basis, the accounting for purchased loans and the related indemnification asset follows applicable authoritative accounting guidance for purchased nonimpaired loans and purchased impaired loans. The amounts that we realize on these loans and the related indemnification asset could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. Our losses on these assets may be mitigated to the extent covered under the specific terms and provisions of any loss share agreements.

For purchased impaired loans, the excess of cash flows expected at the acquisition date over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using the constant effective yield method when there is a reasonable expectation about amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses, resulting in an increase to the allowance for covered loan losses, and a reclassification from accretable yield to nonaccretable differences. Subsequent increases in cash flows result in a recovery of any previously recorded allowance for covered loans, to the extent applicable, and a reclassification of the difference from nonaccretable yield to accretable with a positive impact on interest income prospectively.

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

Allowance for Covered Loan Losses

(Amounts in thousands)

	Quarters Ended June 30,
	2011			2010
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
Balance at beginning of period	$11,690	$8,048	$19,738	$805	$4,371	$5,176
Loans charged-off	—	—	—	—	—	—
Recoveries on loans previously charged-off	326	1	327	—	—	—

Net recoveries	326	1	327	—	—	—
Provision for covered loan losses (1)	(3,199)	38	(3,161)	—	—	—

Balance at end of period	$8,817	$8,087	$16,904	$805	$4,371	$5,176

(1)

Includes a provision for credit losses of $(632,000) and $0 recorded in the Consolidated Statements of Income for the quarters ended June 30, 2011 and 2010, respectively, representing the Company’s 20% non-reimbursable portion under the loss share agreement.

	Six Months Ended June 30,
	2011			2010
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
Balance at beginning of period	$8,601	$6,733	$15,334	$755	$2,009	$2,764
Loans charged-off	—	(1)	(1)	—	—	—
Recoveries on loans previously charged-off	329	44	373	—	—	—

Net recoveries	329	43	372	—	—	—
Provision for covered loan losses (1)	(113)	1,311	1,198	50	2,362	2,412

Balance at end of period	$8,817	$8,087	$16,904	$805	$4,371	$5,176

(1)

Includes a provision for credit losses of $240,000 and $482,000 recorded in the Consolidated Statements of Income for the six months ended June 30, 2011 and 2010, respectively, representing the Company’s 20% non-reimbursable portion under the loss share agreement.

Disposals (including sales) of loans or foreclosed property result in removal of the asset from the covered asset portfolio at its carrying amount.

Changes in the carrying amount and accretable yield for purchased impaired loans that evidenced deterioration at the acquisition date are set forth in the following table.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount

(Amounts in thousands)

	2011		2010
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Quarters Ended June 30
Balance at beginning of period	$15,928	$67,977	$31,140	$91,433
Payments received	—	(4,915)	—	(2,110)
Charge-offs/disposals(1)	(1,845)	(1,845)	(959)	(959)
Reclassifications (to) from nonaccretable difference, net	(3,144)	—	11,554	—
Accretion	(1,324)	1,324	(2,938)	2,938

Balance at end of period	$9,615	$62,541	$38,797	$91,302

Six Months Ended June 30
Balance at beginning of period	$13,253	$71,258	$34,790	$94,140
Payments received	—	(8,387)	—	(5,954)
Charge-offs/disposals(1)	(3,114)	(3,114)	(2,527)	(2,456)
Reclassifications from nonaccretable difference, net	2,260	—	12,106	—
Accretion	(2,784)	2,784	(5,572)	5,572

Balance at end of period	$9,615	$62,541	$38,797	$91,302

Contractual amount outstanding at period end		$97,547		$176,119

(1)	Includes transfers to covered foreclosed real estate.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment

(Amounts in thousands)

	June 30, 2011	December 31, 2010
Banking	$81,755	$81,755
Trust and Investments	12,841	12,866
Holding Company Activities	—	—

Total goodwill	$94,596	$94,621

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances indicate that there may be impairment. Our annual goodwill test was performed as of October 31, 2010, and it was determined that no impairment existed as of that date. During second quarter 2011, there were no events or circumstances to indicate there may be impairment of goodwill.

Goodwill decreased by $25,000 during the first six months of 2011 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar Investment Counsel, LLC (“Lodestar”), an investment management firm and majority-owned subsidiary of the Company.

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

Other Intangible Assets

(Amounts in thousands)

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Core deposit intangible.	$18,093	$18,093	$4,590	$4,098	$13,503	$13,995
Client relationships	4,900	4,900	2,365	2,168	2,535	2,732
Assembled workforce	736	736	685	623	51	113

Total	$23,729	$23,729	$7,640	$6,889	$16,089	$16,840

Additional Information – Other Intangible Assets

(Dollars in thousands)

June 30, 2011
Weighted average remaining life at period-end (in years):
Core deposit intangible	6
Client relationships	8
Assembled workforce	Less than 1

Amortization expense for other intangible assets totaled $375,000 and $415,000 for the quarters ended June 30, 2011 and June 30, 2010, respectively. For the six months ended June 30, 2011 and June 30, 2010, amortization expense totaled $751,000 and $830,000, respectively.

Scheduled Amortization of Other Intangible Assets

(Amounts in thousands)

Total
Year ending December 31,
2011:
Remaining six months	$736
2012	2,673
2013	3,101
2014	3,190
2015	2,639
2016 and thereafter	3,750

Total	$16,089

8. SHORT-TERM BORROWINGS

Summary of Short-Term Borrowings

(Dollars in thousands)

	June 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Federal Home Loan Bank (“FHLB”) advances	$63,311	4.25%	$117,620	2.40%
Other	—	—	941	—

Total short-term borrowings	$63,311		$118,561

Unused overnight federal funds availability (1)	$115,000		$95,000
Borrowing capacity through the Federal Reserve Bank (“FRB”) discount window’s primary credit program (2)	$1,071,093		$536,836
Weighted average remaining maturity of FHLB advances at period-end (in months)	3.9		3.9

(1)	Our total availability of overnight fed fund borrowings are not committed lines of credit and are dependent upon lender availability.

(2)	Includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

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

9. LONG-TERM DEBT

Long-Term Debt

(Dollars in thousands)

	June 30, 2011	December 31, 2010
Parent Company:
2.90% junior subordinated debentures due 2034 (1)(a)	$8,248	$8,248
1.96% junior subordinated debentures due 2035 (2)(a)	51,547	51,547
1.75% junior subordinated debentures due 2035 (3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068 (a)	143,760	143,760

Subtotal	244,793	244,793
Subsidiaries:
Federal Home Loan Bank advances	45,000	50,000
3.75% subordinated debt facility due 2015 (4)(b)	120,000	120,000

Subtotal	165,000	170,000

Total long-term debt	$409,793	$414,793

Weighted average interest rate of FHLB long-term advances at period-end	1.73%	4.39%
Weighted average remaining maturity of FHLB long-term advances at period-end (in months).	28.2	37.5

(1)	Variable rate in effect at June 30, 2011, based on three-month LIBOR + 2.65%.
(2)	Variable rate in effect at June 30, 2011, based on three-month LIBOR + 1.71%.
(3)	Variable rate in effect at June 30, 2011, based on three-month LIBOR + 1.50%.
(4)	Variable rate in effect at June 30, 2011, based on three-month LIBOR + 3.50%.
(a)	Qualifies as Tier I capital for regulatory capital purposes; the capital qualification is grandfathered under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
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

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of June 30, 2011, we sponsored, and wholly owned, 100% of the common equity of four trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (“Debentures”). The Debentures held by the trusts, which totaled $244.8 million, are the sole assets of each trust. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. We have the right to redeem the Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. We may also have the right to redeem the Debentures at an earlier time, if future legislative or regulatory changes impact our capital treatment of the Trust Preferred Securities. We used the proceeds from the sales of the Debentures for general corporate purposes.

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

Common Securities, Preferred Securities, and Related Debentures

(Amounts and number of shares in thousands)

							Principal Amount of Debentures (3)
	Issuance Date	Common Securities Issued	Trust Preferred Securities Issued (1)	Coupon Rate (2)	Earliest Redemption Date (on or after) (3)	Maturity	June 30, 2011	December 31, 2010
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.90%	Jun. 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	1.96%	Sep. 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.75%	Dec. 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun. 13, 2013	Jun. 2068	143,760	143,760

Total		$3,043	$241,750				$244,793	$244,793

(1)

The trust preferred securities accrue distributions at a rate equal to the interest rate and maturity identical to that of the related Debentures. The trust preferred securities will be redeemed upon maturity of the related Debentures.

(2)

Reflects the coupon rate in effect at June 30, 2011. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three month LIBOR plus 2.65% with distributions payable quarterly. The coupon rates for the PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions for Trusts II, III and IV are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would be restricted.

(3)

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. Subject to restrictions relating to our participation in the U.S. Treasury’s Troubled Asset Relief Program’s Capital Purchase Program (“TARP CPP”), the Debentures are redeemable in whole or in part prior to maturity at any time after the dates shown in the table, and earlier at our discretion if certain conditions are met, and, in any event, only after we have obtained Federal Reserve approval, if then required under applicable guidelines or regulations. The Federal Reserve has the ability to prevent interest payments on Debentures.

11. EQUITY

Comprehensive Income

Comprehensive income includes net income as well as certain items that are reported directly within a separate component of equity that are not considered part of net income. Currently, our accumulated other comprehensive income consists of the unrealized gains (losses) on securities available-for-sale.

Components of Other Comprehensive Income

(Amounts in thousands)

	Six Months Ended June 30,
	2011			2010
	Before Tax	Tax Effect	Net of Tax	Before Tax	Tax Effect	Net of Tax
Securities available-for-sale:
Unrealized holding gains	$21,652	$8,619	$13,033	$32,870	$12,631	$20,239
Less: Reclassification of net gains included in net income	953	377	576	611	234	377

Net unrealized holding gains	$20,699	$8,242	$12,457	$32,259	$12,397	$19,862

Change in Accumulated Other Comprehensive Income

(Amounts in thousands)

Total Accumulated Other Comprehensive Income
Balance, December 31, 2009	$27,896
Six months 2010 other comprehensive income	19,862

Balance, June 30, 2010	$47,758

Balance, December 31, 2010	$20,078
Six months 2011 other comprehensive income	12,457

Balance, June 30, 2011	$32,535

12. EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated using the two-class method to determine income applicable to common stockholders. The two-class method requires undistributed earnings for the period, which represents net income less common and participating securities dividends (if applicable) declared or paid, to be allocated between the holders of common and participating securities based upon their respective rights to receive dividends. Participating securities include unvested restricted stock/units that contain nonforfeitable rights to dividends. Undistributed net losses are not allocated to unvested restricted stock/units, as these holders do not have a contractual obligation to fund losses incurred by the Company. Income applicable to common stockholders is then divided by the weighted-average common shares outstanding for the period.

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

Basic and Diluted Earnings per Common Share

(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic earnings per common share
Net income (loss) attributable to controlling interests	$8,960	$2,581	$19,862	$(18,345)
Preferred dividends and discount accretion of preferred stock	3,419	3,399	6,834	6,793

Net income (loss) available to common stockholders	5,541	(818)	13,028	(25,138)
Less: Earnings allocated to participating stockholders	75	—	144	—

Earnings allocated to common stockholders	$5,466	$(818)	$12,884	$(25,138)

Weighted-average common shares outstanding	70,428	69,995	70,388	69,964
Basic earnings per common share	$0.08	$(0.01)	$0.18	$(0.36)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Diluted earnings per common share
Earnings allocated to common stockholders (1)	$5,466	$(818)	$12,883	$(25,138)
Weighted-average common shares outstanding (2):
Weighted-average common shares outstanding	70,428	69,995	70,388	69,964
Dilutive effect of stock awards	235	—	214	—

Weighted-average diluted common shares outstanding	70,663	69,995	70,602	69,964

Diluted earnings per common share	$0.08	$(0.01)	$0.18	$(0.36)
Antidilutive shares not included in diluted earnings per common share computation(2)(3):
Stock options	3,626	3,650	3,620	3,650
Unvested stock/unit awards	175	1,587	216	1,587
Warrants related to the U.S. Treasury Capital Purchase Program	645	645	645	645

Total antidilutive shares	4,446	5,882	4,481	5,882

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

(3)

For the three and six months ended June 30, 2011, represents potentially dilutive common stock securities for which the exercise price for the stock options and warrants and fair value of non-vested restricted stock/units was greater than the average market price of our common stock during the period.

13. INCOME TAXES

Income Tax Provision Analysis

(Dollars in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income (loss) before income taxes	$15,338	$1,891	$28,591	$(30,641)

Income tax provision (benefit):
Current income tax provision (benefit)	$3,879	$917	$6,020	$(5,160)
Deferred income tax provision (benefit)	2,441	(1,683)	2,579	(7,282)

Total income tax provision (benefit)	$6,320	$(766)	$8,599	$(12,442)

Effective tax rate	41.2%	n/m	30.1%	-40.6%

Illinois Tax Legislation

In January 2011, the state of Illinois passed legislation that increases the corporate income tax rate from 7.3% to 9.5% (which includes a personal property replacement tax of 2.5%). The change is effective for tax years 2011 through 2014 with the rate declining to 7.75% in 2015 and returning to the pre-2011 rate of 7.3% in 2025. As a result of this change, income tax expense for the six months ended June 30, 2011 was reduced $2.8 million for a one-time adjustment to the valuation of the Company’s deferred tax asset.

Deferred Tax Assets

Net deferred tax assets totaled $115.2 million at June 30, 2011 and $126.3 million at December 31, 2010. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition and no valuation allowance is recorded.

We are in a cumulative pre-tax loss position for financial statement purposes for the trailing three-year period ended June 30, 2011. Under current accounting guidance, this represents significant negative evidence in the assessment of whether the deferred tax assets will be realized. However, we have concluded that based on the weight provided by the positive evidence, it is more likely than not that the deferred tax assets will be realized.

Taxable income in prior years and reversing deferred taxable income amounts provide sources from which deferred tax assets may be absorbed. Most significantly, however, we have relied on our ability to generate future federal taxable income, exclusive of reversing temporary differences, as the primary source from which deferred tax assets at June 30, 2011 will be absorbed.

In making the determination that it was more likely than not the deferred tax assets will be realized, we considered negative evidence associated with the cumulative book loss position, our past performance in forecasting credit costs as well as continued challenging conditions in the commercial real estate sector.

We also considered the positive evidence associated with (a) taxable income generated in 2010 and the first six months of 2011; (b) reversing taxable temporary differences in future periods; (c) the decline in the cumulative book loss during the past several quarters and our expectations regarding the remainder of 2011; (d) our pre-tax, pre-loan loss provision earnings results during 2009, 2010 and year-to-date 2011, a core source for future taxable income; (e) our reporting of pre-tax profits in each of the past five quarters; (f) the concentration of credit losses in certain segments and vintages of our loan portfolio during the past three years and the relative stability of credit trends in recent quarters; (g) our excess capital position relative to “well capitalized” regulatory standards and other industry benchmarks; and (h) no history of federal net operating loss carryforwards and the availability of the 20-year federal net operating loss carryforward period.

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

As of June 30, 2011, there was $617,000 of unrecognized tax benefits relating to uncertain tax positions that would favorably impact the effective tax rate if recognized in future periods.

14. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce certain risks related to interest rate risk, as it relates to mortgage loan commitments and planned sales, and foreign currency volatility. We also use these instruments for client accommodation as we provide derivatives risk management solutions for our clients. At June 30, 2011 and December 31, 2010, none of the end-user and client-related derivatives have been designated as hedging instruments.

Derivative assets and liabilities are recorded at fair value in the Consolidated Statements of Financial Condition, after taking into account the effects of master netting agreements as allowed under authoritative accounting guidance with changes in the fair value recorded in current earnings.

Derivatives expose us to counterparty credit risk measured as replacement cost (current positive mark-to-market value plus potential future exposure from positive movements in mark to market). Credit risk is managed through our standard underwriting process. Actual exposures are monitored against various types of credit limits established to contain risk within parameters. Additionally, credit risk is managed through the use of collateral and netting agreements.

Consolidated Statement of Financial Condition Location of and

Fair Value of Derivative Instruments Not Designated in Hedging Relationship

(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
	Notional/ Contract Amount(1)	Fair Value	Notional/ Contract Amount(1)	Fair Value	Notional/ Contract Amount(1)	Fair Value	Notional/ Contract Amount(1)	Fair Value
Capital markets group derivatives (2):
Interest rate contracts	$2,837,175	$99,734	$3,028,827	$102,386	$2,837,175	$101,913	$3,028,827	$104,799
Foreign exchange contracts	165,863	4,613	109,956	4,069	165,863	4,016	109,956	3,416
Credit contracts(1)	16,413	3	4,523	1	47,584	11	68,945	9

Subtotal		104,350		106,456		105,940		108,224
Netting adjustments(3)		(10,897)		(6,206)		(10,897)		(6,206)

Total		$93,453		$100,250		$95,043		$102,018

Other derivatives(4):
Foreign exchange contracts	$5,421	$115	$4,425	$29	$—	$—	$—	$—
Mortgage banking derivatives		197		221		131		280

Total		312		250		131		280

Grand total derivatives		$93,765		$100,500		$95,174		$102,298

(1)	The weighted average notional amounts are shown for credit contracts.

(2)	Capital markets group asset and liability derivatives are reported as derivative assets and derivative liabilities on the Consolidated Statement of Financial Condition, respectively.

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

Derivatives Subject to Credit Risk Contingency Features

(Amounts in thousands)

	June 30,	December 31,
	2011	2010
Fair value of derivatives with credit contingency features in a net liability position	$57,037	$66,649
Collateral posted for those transactions in a net liability position	$64,454	$70,334
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$2	$347
Outstanding derivative instruments that would be immediately settled	$46,310	$52,354

End-User Derivatives – We enter into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of fixed-rate residential mortgage loans when customer interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At June 30, 2011, we had approximately $38.1 million of interest rate lock commitments and $51.6 million of forward commitments for the future delivery of residential mortgage loans with rate locks at rates consistent with the lock commitment.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than U.S. dollars. Currently our exposure is to the British pound and Euro on $5.4 million of loans and we manage this risk by using currency forward derivatives.

Client Related Derivatives – We offer, through our capital markets group, over-the-counter interest rate and foreign exchange derivatives to our clients, including but not limited to, interest rate swaps, options on interest rate swaps, interest rate options (also referred to as caps, floors, collars, etc.), foreign exchange forwards, and options as well as cash products such as foreign exchange spot transactions. When our clients enter into an interest rate or foreign exchange derivative transaction with us, we will generally mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties. Although the off-setting nature of transactions originated by our capital markets group limit our expose to overnight market risk, they do expose us to other risks including counterparty credit, settlement, and operational risk.

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

The maximum potential amount of future undiscounted payments that we could be required to make under our written RPAs assumes that the underlying derivative counterparty defaults and that the floating interest rate index of the underlying derivative remains at zero percent. In the event that we would have to pay out any amounts under our RPAs, we will seek to recover these from assets that our clients pledged as collateral for the derivative and the related loan.

Risk Participation Agreements

(Dollars in thousands)

	June 30, 2011	December 31, 2010
Fair value of written RPAs	$(11)	$(9)
Range of remaining terms to maturity (in years)	Less than 1 to 4	Less than 1 to 4
Range of assigned internal risk ratings	3 to 5	3 to 5
Maximum potential amount of future undiscounted payments	$1,660	$2,413
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	68%	80%

Gain (Loss) Recognized on Derivative Instruments

Not Designated in Hedging Relationship

(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gain (loss) on derivatives recognized in capital markets products income:
Interest rate contracts	$2,339	$2,905	$5,795	$2,151
Foreign exchange contracts	1,535	1,182	2,535	2,203
Credit contracts	(3)	26	30	37

Total capital markets group derivatives	$3,871	$4,113	$8,360	$4,391

Gain (loss) on other derivatives recognized in other income, service charges and fees:
Foreign exchange derivatives	$224	$30	$86	$227
Mortgage banking derivatives	59	(81)	128	(151)

Total other derivatives	283	(51)	214	76

Total derivatives	$4,154	$4,062	$8,574	$4,467

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

Contractual or Notional Amounts of Financial Instruments

(Amounts in thousands)

	June 30, 2011	December 31, 2010
Commitments to extend credit:
Home equity lines	$170,847	$175,365
Residential 1-4 family construction - secured	16,669	15,600
Commercial real estate - secured	77,299	64,388
Commercial and industrial	2,737,989	2,929,215
All other commitments	511,791	686,469

Total commitments to extend credit	$3,514,595	$3,871,037

	June 30, 2011	December 31, 2010
Letters of credit:
Financial standby	$285,663	$265,675
Performance standby	31,176	32,425
Commercial letters of credit	512	115

Total letters of credit	$317,351	$298,215

Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements. As of June 30, 2011, we had a reserve for unfunded commitments of $7.0 million, which reflects our estimate of inherent losses associated with these commitment obligations. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $1.6 million as of June 30, 2011. We amortize these amounts into income over the commitment period. As of June 30, 2011, standby letters of credit had a remaining weighted-average term of approximately 14 months, with remaining actual lives ranging from less than 1 year to 18 years.

Credit Card Settlement Guarantees

Our third party vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third party vendor to us in the event that the licensee fails to meet its financial payment obligation. In these circumstances, a total exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third party settlement guarantee is $2.7 million at June 30, 2011.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third party settlement guarantee. As of June 30, 2011, we have not recorded any contingent liability in the consolidated financial statements for this settlement guarantee, and management believes that the probability of any payments under this arrangement is low.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. We recorded no losses for the quarter and six months ended June 30, 2011 arising from limited recourse provisions. The losses for the quarter and six months ended June 30, 2010 arising from limited recourse provisions were not material. In addition, the Company has not established any liability for potential future payments relating to mortgage loans sold in prior periods.

Legal Proceedings

On October 22, 2010, a lawsuit was filed in federal court in the Northern District of Illinois against the Company on behalf of a purported class of purchasers of our common stock between November 2, 2007 and October 23, 2009. Certain of our current and former executive officers and directors and firms that participated in the underwriting of our June 2008 and May 2009 public offerings of common stock are also named as defendants in the litigation. On January 25, 2011, the City of New Orleans Employees’ Retirement System and State-Boston Retirement System were together named as the lead plaintiff, and an amended complaint was filed on February 18, 2011. The amended complaint alleges various claims of securities law violations against certain of the named defendants relating to disclosures we made during the class period in filings under the Securities Act of 1933 and the Securities Exchange Act of 1934. The plaintiffs seek class certification, compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees, and rescission. The defendants filed a joint motion to dismiss seeking dismissal of all counts and the motion has been fully briefed. We are awaiting the court’s ruling on the motion. At this stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on the Company.

As of June 30, 2011, there were also various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Other Real Estate Owned (“OREO”) – OREO is valued on a nonrecurring basis using third party appraisals of each property and our judgment of other relevant market conditions and is classified in level 3 of the valuation hierarchy.

Covered Assets-Foreclosed Real Estate – Covered assets-foreclosed real estate is valued on a nonrecurring basis using third party appraisals of each property and our judgment of other relevant market conditions and is classified in level 3 of the valuation hierarchy.

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

Other Assets and Other Liabilities – Included in other assets and other liabilities are end-user derivative instruments that we use to manage our foreign exchange and interest rate risk. End-user derivative instruments with positive fair value are reported as an asset and end-user derivative instruments with a negative fair value are reported as liabilities. The fair value of end-user derivative assets and liabilities are determined based on the fair market value as quoted by broker-dealers using standardized industry models, third party advisors using standardized industry models, or internally generated models based primarily on observable inputs. End-user derivative assets and liabilities are classified in level 2 of the valuation hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at June 30, 2011 and December 31, 2010 on a recurring basis.

Fair Value Measurements on a Recurring Basis

(Amounts in thousands)

	June 30, 2011				December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)	Total
Assets:
Securities available-for-sale
U.S. Treasury	$36,339	$—	$—	$36,339	$—	$—	$—	$—
U.S. Agencies	—	10,232	—	10,232	—	10,426	—	10,426
Collateralized mortgage obligations	—	507,037	—	507,037	—	451,721	—	451,721
Residential mortgage- backed securities	—	1,358,699	—	1,358,699	—	1,247,031	—	1,247,031
State and municipal	—	144,483	—	144,483	—	172,108	—	172,108
Foreign sovereign debt	—	500	—	500	—	500	—	500

Total securities available-for-sale	36,339	2,020,951	—	2,057,290	—	1,881,786	—	1,881,786
Derivative assets	—	91,084	2,369	93,453	—	95,596	4,654	100,250
Other assets (1)	—	312	—	312	—	250	—	250

Total assets	$36,339	$2,112,347	$2,369	$2,151,055	$—	$1,977,632	$4,654	$1,982,286

Liabilities:
Derivative liabilities	$—	$95,032	$11	$95,043	$—	$102,009	$9	$102,018
Other liabilities (1)	—	131	—	131	—	280	—	280

Total liabilities	$—	$95,163	$11	$95,174	$—	$102,289	$9	$102,298

(1)	Other assets and other liabilities include derivatives for commitments to fund certain mortgage loans held for sale and end-user foreign exchange derivatives.

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no significant transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2010 and June 30, 2011. In addition, there have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a recurring basis during the period.

Reconciliation of Beginning and Ending Fair Value For Those

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(Amounts in thousands)

	Quarters Ended June 30,
	2011		2010
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$3,235	$(10)	$5,305	$(91)
Total gains (losses):
Included in earnings (1)	139	(1)	1,197	27
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	21	—	—	(12)
Sales	—	—	—	—
Settlements	(1,157)	—	(1,189)	—
Transfers in (out) of level 3	131	—	(1,808)	—

Balance at end of period	$2,369	$(11)	$3,505	$(76)

Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$249	$1	$1,172	$(27)

	Six Months Ended June 30,
	2011		2010
	Derivative Assets	Derivative (Liabilities)	State and Municipal Securities Available- For-Sale	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$4,654	$(9)	$3,615	$1,468	$(101)
Total gains (losses):
Included in earnings (1)	(137)	28	—	1,586	37
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	42	(30)	—	—	(12)
Sales	—	—	(3,615)	—	—
Settlements	(2,511)	—	—	(1,597)	—
Transfers in (out) of level 3	321	—	—	2,048	—

Balance at end of period	$2,369	$(11)	$—	$3,505	$(76)

Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$296	$(27)	$—	$1,561	$(37)

(1)	Amounts disclosed in this line are included in capital markets products income in the Consolidated Statements of Income.

At June 30, 2011 and June 30, 2010, respectively, $131,000 and $1.4 million, of derivative assets were transferred from level 2 to level 3 of the valuation hierarchy due to a lack of observable market data, as there was deterioration in the credit risk of the derivative counterparty. Also, at June 30, 2010, $3.3 million of derivative assets were transferred from level 3 to level 2 of the valuation hierarchy due to an improvement in the credit risk of the counterparty. We recognize transfers in and transfers out at the end of the reporting period.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the hierarchy level and fair value for each major category of assets measured at fair value at June 30, 2011 and December 31, 2010 on a nonrecurring basis.

Fair Value Measurements on a Nonrecurring Basis

(Amounts in thousands)

	June 30, 2011				December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Loans held for sale	$—	$—	$13,503	$13,503	$—	$—	$30,758	$30,758
Collateral-dependent impaired loans net of reserve for loan losses	—	—	318,428	318,428	—	—	328,492	328,492
Covered assets- foreclosed real estate	—	—	25,561	25,561	—	—	32,155	32,155
OREO	—	—	123,997	123,997	—	—	88,728	88,728

Total assets	$—	$—	$481,489	$481,489	$—	$—	$480,133	$480,133

Collateral-Dependent Impaired Loans

(Amounts in thousands)

	June 30, 2011	December 31, 2010
Carrying value	$390,114	$398,015
Specific reserves	(71,686)	(69,523)

Fair value	$318,428	$328,492

There have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2010 to June 30, 2011.

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

Covered assets – Covered assets include the acquired loans and foreclosed loan collateral (including the fair value of expected reimbursements from the FDIC). The fair value of covered assets is calculated by discounting expected cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the asset. The estimate of maturity is based on our and the industry’s historical experience with repayments for each asset classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

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

Commitments – Given the limited interest rate exposure posed by the commitments outstanding at period-end due to their variable rate structure, combined with the short-term nature of the average commitment period, termination clauses provided in the agreements, and the market rate of fees charged, we have deemed the fair value of commitments outstanding to be immaterial.

Financial Instruments

(Amounts in thousands)

	As of
	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$160,289	$160,289	$112,772	$112,772
Federal funds sold and other short-term investments	457,422	457,422	541,316	541,316
Loans held for sale	13,503	13,503	30,758	30,758
Securities available-for-sale	2,057,290	2,057,290	1,881,786	1,881,786
Non-marketable equity investments	20,406	20,406	23,537	23,537
Loans, net of unearned fees	8,672,642	8,210,359	9,114,357	8,535,266
Covered assets	346,452	347,102	397,210	400,783
Accrued interest receivable	32,128	32,128	33,854	33,854
Investment in bank owned life insurance	50,183	50,183	49,408	49,408
Derivative assets	93,453	93,453	100,250	100,250
Financial Liabilities:
Deposits	$10,234,268	$10,249,792	$10,535,429	$10,549,930
Short-term borrowings	63,311	64,048	118,561	120,522
Long-term debt	409,793	411,936	414,793	414,340
Accrued interest payable	5,767	5,767	5,968	5,968
Derivative liabilities	95,043	95,043	102,018	102,018

17. OPERATING SEGMENTS

We have three primary operating segments: Banking and Trust and Investments, each of which are delineated by the products and services that each segment offers, and the Holding Company. The Banking operating segment includes commercial and personal banking services, which includes mortgage originations. Commercial banking services are primarily provided to corporations and other business clients and include a wide array of lending and cash management products. Personal banking services offered to individuals, professionals, and entrepreneurs include direct lending and depository services. The Trust and Investments segment includes certain activities of our PrivateWealth group, including investment management, investment advisory, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. The activities of the third operating segment, the Holding Company, include the direct and indirect ownership of our banking and nonbanking subsidiaries, the issuance of debt and intersegment eliminations.

The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated from consolidated results of operations. Financial results for each segment are presented below. For segment reporting purposes, the statement of financial condition of Trust and Investments is included with the Banking segment.

	Quarters Ended June 30,
	Banking		Trust and Investments		Holding Company and Other Adjustments		Consolidated Company
	2011	2010	2011	2010	2011	2010	2011	2010
Net interest income	$104,631	$108,411	$661	$690	$(4,789)	$(5,769)	$100,503	$103,332
Provision for loan and covered loan losses	31,093	45,392	—	—	—	—	31,093	45,392
Non-interest income	16,856	15,068	4,720	4,841	16	44	21,592	19,953
Non-interest expense	65,186	64,352	3,965	4,509	6,513	7,141	75,664	76,002

Income (loss) before taxes	25,208	13,735	1,416	1,022	(11,286)	(12,866)	15,338	1,891
Income tax provision (benefit)	9,925	3,699	564	398	(4,169)	(4,863)	6,320	(766)

Net income (loss)	15,283	10,036	852	624	(7,117)	(8,003)	9,018	2,657
Noncontrolling interest expense	—	—	58	76	—	—	58	76

Net income (loss) attributable to controlling interests	$15,283	$10,036	$794	$548	$(7,117)	$(8,003)	$8,960	$2,581

	Six Months Ended June 30,
	Banking		Trust and Investments		Holding Company and Other Adjustments		Consolidated Company
	2011	2010	2011	2010	2011	2010	2011	2010
Net interest income	$211,308	$211,808	$1,263	$1,321	$(9,515)	$(11,478)	$203,056	$201,651
Provision for loan and covered loan losses	68,671	117,940	—	—	—	—	68,671	117,940
Non-interest income	35,832	25,668	9,382	9,265	5	88	45,219	35,021
Non-interest expense	130,514	125,113	8,131	8,754	12,368	15,506	151,013	149,373

Income (loss) before taxes	47,955	(5,577)	2,514	1,832	(21,878)	(26,896)	28,591	(30,641)
Income tax provision (benefit)	15,853	(3,058)	1,002	711	(8,256)	(10,095)	8,599	(12,442)

Net income (loss)	32,102	(2,519)	1,512	1,121	(13,622)	(16,801)	19,992	(18,199)
Noncontrolling interest expense	—	—	130	146	—	—	130	146

Net income (loss) attributable to controlling interests	$32,102	$(2,519)	$1,382	$975	$(13,622)	$(16,801)	$19,862	$(18,345)

Selected Balances	Banking		Holding Company and Other Adjustments (1)		Consolidated Company
	6/30/11	12/31/10	6/30/11	12/31/10	6/30/11	12/31/10
Assets	$10,780,126	$11,180,923	$1,335,251	$1,284,698	$12,115,377	$12,465,621
Total loans	8,672,642	9,114,357	—	—	8,672,642	9,114,357
Deposits	10,409,032	10,720,500	(174,764)	(185,071)	10,234,268	10,535,429

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

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

As discussed in Note 10, we sponsor and wholly own 100% of the common equity of four trusts that were formed for the purpose of issuing trust preferred securities to third party investors and investing the proceeds from the sale of the trust preferred securities solely in debentures issued by the Company. The trusts’ only assets as of June 30, 2011 were the $244.8 million principal balance of the debentures and the related interest receivable. The trusts meet the definition of a VIE, but the Company is not the primary beneficiary of the trusts and accordingly, the trusts are not consolidated in our financial statements.

We hold certain investments in funds that make investments in accordance with the provisions of the Community Reinvestment Act. Such investments have a carrying amount of $2.9 million at June 30, 2011 and are included within non-marketable equity investments in our Consolidated Statements of Financial Condition. The investments meet the definition of a VIE, but the Company is not the primary beneficiary as we are a limited investor in those investment funds and do not have the power over their investment activities. Accordingly, we will continue to account for our interest in these investments using the cost method. Our maximum exposure to loss is limited to the carrying amount plus additional required future capital contributions of $1.7 million as of June 30, 2011.

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

Beginning in late 2007, we hired a team of experienced middle market commercial bankers and, under the leadership of our current chief executive officer, initiated a strategic plan to transform the organization into a leading middle market commercial bank. We have shifted the composition of our loan portfolio from 19% commercial and industrial and 51% commercial real estate at December 31, 2007, to 57% commercial and industrial and 30% commercial real estate at June 30, 2011, while more than doubling our total assets from $5.0 billion at December 31, 2007 to $12.1 billion at June 30, 2011. During this period, we increased total loans from $4.2 billion at December 31, 2007 to $8.7 billion at June 30, 2011 and increased total deposits from $3.8 billion at December 31, 2007 to $10.2 billion at June 30, 2011. To support the growth and capital requirements of the organization, since December 31, 2007, we have raised approximately $560.1 million of voting and nonvoting common stock, $143.8 million of trust preferred securities, and $243.8 million of preferred stock issued to the U.S. Treasury under the Troubled Asset Relief Program Capital Purchase Program.

Since the opening of our Chicago headquarters in 1991, we have expanded into multiple geographic markets through the creation of new banks and banking offices and the acquisition of existing banks. Today, we serve seven geographic markets in the Midwest, as well as Denver and Atlanta. The majority of our business is conducted in the greater Chicago market. Effective October 31, 2010, we completed the consolidation of our banking operations into a single bank subsidiary when we merged The PrivateBank, N.A., a former bank subsidiary, with and into the Bank with the Bank continuing as our sole remaining bank subsidiary. We offer a wide range of lending, treasury management, investment, and capital markets products and trust and investments services to meet our clients’ commercial and personal needs. We also originate residential mortgage loans for sale into the secondary market with servicing released.

Management’s discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our 2010 Annual Report on Form 10-K. Results of operations for the six months ended June 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a fully-diluted basis.

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include, but are not limited to: unforeseen credit quality problems or further deterioration in asset quality that could result in charge-offs greater than we have anticipated in our allowance for loan losses; adverse developments impacting one or more large credits; the extent of further deterioration in real estate values in our market areas, particularly in Chicago; difficulties in resolving problem credits or slower than anticipated dispositions of OREO which may result in increased losses or higher credit costs; further slowdown or setbacks in the global economic recovery or changes in economic outlook or market conditions that may impact asset quality or prolong weakness in demand for loans or other banking products or services; weakness in the commercial and industrial sector; unanticipated withdrawals of significant client deposits; lack of sufficient or cost-effective sources of liquidity or funding; the terms and availability of capital when and to the extent necessary or required to repay TARP or otherwise; loss of key personnel or an inability to recruit and retain appropriate talent; potential for significant charges if our deferred tax or goodwill assets suffer impairment; unanticipated changes in interest rates or significant tightening of credit spreads; competitive pricing pressures; uncertainty regarding implications of the Dodd-Frank Act and the rules and regulations to be adopted in connection with implementation of the legislation, including evolving regulatory capital standards; other legislative, regulatory or accounting changes affecting financial services companies and/or the products and services offered by financial services companies; uncertainties related to potential costs associated with pending litigation; or failures or disruptions to our data processing or other information or operational systems.

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

Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. The allowance consists of provisions for probable losses that have been identified relating to specific borrowing relationships that are individually evaluated for impairment (“the specific component”), as well as probable losses inherent in our loan portfolio that are not specifically identified (“the general allocated component”), which is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio as well as management’s judgment.

The specific component relates to impaired loans. A loan is considered impaired when, based on current information and events, management believes that it is probable that it will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Impaired loans include nonaccrual loans and loans classified as troubled debt restructurings. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value, fair value of the underlying collateral less selling costs if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses. Impaired loans exceeding a fixed dollar amount are evaluated individually, while smaller loans are evaluated as pools using historical loss experience for the respective class of asset and product type.

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

To determine the general allocated component of the allowance for loan losses, we segregate loans by originating line of business and vintage (“transformational” and “legacy”) for reserve purposes because of observable similarities in the performance experience of loans underwritten by these business units. In general, loans originated by the business units that existed prior to the strategic changes in 2007 are considered “legacy” loans. Loans originated by a business unit that was established in connection with or following the business transformation plan are considered “transformational” loans. Renewals or restructurings of legacy loans may continue to be evaluated as legacy loans depending on the structure or defining characteristics of the new transaction. The Company has implemented a line of business model that has reorganized the legacy business units so that after 2009, all new loan originations are considered transformational.

The methodology produces an estimated range of potential loss exposure for the product types within each originating line of business. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model as well as market and economic data and management judgment. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve is outside the range determined through the model.

Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, risk ratings, product type, and vintage, as well as consideration of current economic trends and portfolio attributes, all of which may be susceptible to significant change.

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

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. All of the other intangible assets have finite lives which are amortized over varying periods not exceeding 15 years and include core deposit premiums and client relationship intangibles and assembled workforce which are amortized on a straight line basis.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of “more likely” than not. In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at June 30, 2011. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of June 30, 2011, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At June 30, 2011, we had $617,000 of tax reserves established relating to uncertain tax positions that would favorably affect the Company’s effective tax rate if recognized in future periods.

For additional discussion of income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 13 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q, and Notes 1 and 15 of “Notes to Consolidated Financial Statements” in our 2010 Annual Report on Form 10-K.

USE OF NON-U.S. GAAP MEASURES

This report contains both U.S. GAAP and non-U.S. GAAP financial measures. We believe that these non-U.S. GAAP financial measures provide information useful to investors in understanding our underlying operational performance, business, and performance trends and facilitate comparisons with the performance of others in the banking industry. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measure, as well as the reconcilement to the comparable U.S. GAAP financial measure, can be found in Table 30. These disclosures should not be viewed as a substitute for operating results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-U.S. GAAP performance measures that may be presented by other companies.

SECOND QUARTER OVERVIEW

The following table presents selected quarterly financial data highlighting operating performance trends over the past year.

Table 1

Consolidated Financial Highlights

(Amounts in thousands, except per share data)

	Quarters Ended
	2011		2010
	June 30	March 31	December 31	September 30	June 30
Selected Operating Statistics
Net income (loss) available to common stockholders	$5,541	$7,487	$8,503	$4,545	$(818)
Net interest income	100,503	102,553	100,347	98,959	103,332
Fee revenue (1)	20,922	23,260	25,556	20,331	20,138
Net revenue (2)	122,811	126,970	136,088	123,210	124,209
Operating profit (2)	47,147	51,621	53,940	55,133	48,207
Provision for loan losses (3)	31,725	36,706	34,535	40,031	45,392

Per Share Data
Basic earnings (loss) per share	$0.08	$0.10	$0.12	$0.06	$(0.01)
Diluted earnings (loss) per share	$0.08	$0.10	$0.12	$0.06	$(0.01)
Tangible book value at period end (2)(4)	$12.68	$12.43	$12.30	$12.53	$12.40
Dividend payout ratio	12.50%	10.00%	8.33%	16.67%	n/m

Performance Ratios
Return on average common equity	2.18%	3.03%	3.31%	1.77%	-0.33%
Return on average assets	0.29%	0.35%	0.38%	0.25%	0.08%
Net interest margin (2)	3.36%	3.46%	3.33%	3.28%	3.39%
Efficiency ratio (2)(5)	61.61%	59.34%	60.36%	55.25%	61.19%

Credit Quality(3)
Net charge-offs	$(43,676)	$(41,290)	$(35,106)	$(49,050)	$(49,832)
Nonaccrual loans at period end	$330,448	$356,932	$365,880	$371,156	$370,179
OREO at period end	123,997	93,770	88,728	90,944	68,693

Total nonperforming assets at period end	$454,445	$450,702	$454,608	$462,100	$438,872

Restructured loans accruing interest	$124,614	$100,895	$87,576	$53,397	$4,030
Total nonperforming loans to total loans	3.81%	3.95%	4.01%	4.13%	4.18%
Total nonperforming assets to total assets	3.75%	3.61%	3.65%	3.67%	3.48%
Allowance for loan losses to total loans	2.38%	2.41%	2.44%	2.48%	2.63%

Balance Sheet Highlights	As of
	2011		2010
	June 30	March 31	December 31	September 30	June 30
Total assets	$12,115,377	$12,497,442	$12,465,621	$12,583,965	$12,611,040
Average earning assets (for the quarter)	11,916,038	11,930,751	11,918,849	11,938,905	12,182,872
Loans(3)	8,672,642	9,037,067	9,114,357	8,992,129	8,851,439
Allowance for loan losses(3)	(206,286)	(218,237)	(222,821)	(223,392)	(232,411)
Deposits	10,234,268	10,625,976	10,535,429	10,530,472	10,569,299
Client deposits (6)	9,847,940	10,047,456	9,937,060	10,117,614	10,345,825

	As of
	2011		2010
	June 30	March 31	December 31	September 30	June 30
Capital Ratios
Total risk-based capital	15.12%	14.55%	14.18%	14.40%	14.83%
Tier 1 risk-based capital	12.95%	12.41%	12.06%	12.25%	12.43%
Tier 1 common capital (2)	8.34%	7.97%	7.69%	7.79%	7.86%
Tangible common equity to tangible assets (2)(7)	7.58%	7.17%	7.10%	7.17%	7.09%
Average equity to average assets	10.07%	9.92%	10.06%	10.04%	9.66%

n/m Not meaningful.

(1)	Computed as total non-interest income less net securities gains (losses).
(2)	This is a non-U.S. GAAP financial measure. Refer to Table 30 for a reconciliation from non-U.S. GAAP to U.S. GAAP.
(3)	Excludes covered assets.
(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.
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

Net income for the quarter ended June 30, 2011 was $9.0 million, up $6.3 million from $2.7 million for the quarter ended June 30, 2010. We reported net income available to common stockholders for the quarter ended June 30, 2011 of $5.5 million, or $0.08 per diluted share, compared to a net loss available to common stockholders of $818,000, or a loss of $0.1 per diluted share, for the second quarter 2010. The increase in net income was driven by a lower provision for loan and covered loan losses which decreased $14.3 million, or 32%, compared to the second quarter 2010.

Net revenue decreased 1% to $122.8 million for the second quarter 2011, compared to $124.2 million for the second quarter 2010. Operating profit decreased 2% to $47.1 million for the second quarter 2011, compared to $48.2 million for the second quarter 2010. Net revenue and operating profit trends were negatively impacted by the low rate environment and weak borrowing demand in the uncertain economic climate.

Net interest margin decreased 3 basis points to 3.36% for the quarter ended June 30, 2011, compared to 3.39% for the quarter ended June 30, 2010, due primarily to the reduction in covered asset accretion. Covered asset accretion contributed $854,000 to net interest income for the second quarter 2011 compared to $8.6 million in the second quarter 2010. The low interest rate environment reduced asset yields on a comparative quarter basis, but we were able to largely mitigate this impact with lower funding costs. We do not currently anticipate much continued benefit to net interest margin in coming quarters from downward repricing of deposits or from covered asset accretion. Heightened competition, in the face of limited middle market loan demand, could also pressure loan pricing and loan growth in the near term.

During the second quarter of 2011, we completed loan and OREO dispositions totaling $121.5 million and $14.0 million, respectively. Of the loans sold, $63.0 million were nonperforming loans and $58.5 million were performing but identified as early stage problem loans at March 31, 2011. These asset dispositions were achieved with incremental charges during the second quarter in an amount equal to 8% of carrying value, net of previously recorded charge-offs and specific reserves at March 31, 2011. Based on the unpaid principal balance of the underlying loans at the end of the first quarter of 2011, net proceeds from the asset dispositions represented write-offs of approximately 23% of original value.

At June 30, 2011, nonperforming assets were up slightly from March 31, 2011, with nonperforming loans declining by $26.5 million, or 7%, and OREO up $30.2 million to $124.0 million as nonperforming loans moved through the collection process. We recorded nonperforming loan inflows of $110.4 million during the second quarter 2011 consisting primarily of previously identified problem loans moving through the workout process to nonaccrual. As in prior periods, nonperforming loan inflows were concentrated in commercial real estate-related loans, the portion of our loan portfolio that continues to experience the most stress. Special mention and potential problem loans continued to trend lower decreasing 22% during the second quarter, an indication of improving overall credit quality despite nonperforming assets still at elevated levels. As we continue to work through the credit cycle, nonperforming asset levels may fluctuate depending on timing of dispositions or other remediation actions. Credit quality trends may also be impacted by the recent uncertainty in global economic conditions and market turmoil that could disrupt workout plans, adversely affect clients, or negatively impact collateral valuations.

The allowance for loan losses as a percentage of total loans was 2.38% at June 30, 2011, compared to 2.44% at December 31, 2010. Our allowance for loan losses at June 30, 2011 declined from year end levels by 7% as provisions required to maintain the adequacy of the allowance were less than charge offs recorded during the first half of 2011.

Loan balances decreased $364.4 million during the second quarter of 2011. Despite relatively low market demand for credit during the second quarter, we were successful in adding $222.8 million of loans from new client relationships. Offsetting the new loans were balance reductions from: dispositions of problem loans; refinancings of certain maturing real estate loans as expected in the secondary market for long-term permanent financing; decisions to exit relationships that we view as inconsistent with our strategy due to less favorable profit opportunities, risk considerations or other factors; and weaker borrowing demand that resulted in lower existing client usage. As we continue to execute our problem asset remediation plans and strategic reshaping of the portfolio, net loan growth may be impacted depending on economic conditions and overall commercial loan demand.

Our strategy has been to reshape our portfolio toward a greater concentration of generally higher-yielding commercial and industrial loans as we work to reduce commercial real estate and construction exposure. The commercial loan portfolio totaled 57% of total loans at June 30, 2011, compared to 54% and 49% at year-end and June 30, 2010, respectively, while commercial real estate and construction loans combined declined to 34% of total loans at June 30, 2011, compared to 37% and 43% at year-end and June 30, 2010, respectively.

Total deposits declined slightly from year-end levels, totaling $10.2 billion and $10.5 billion at June 30, 2011 and December 31, 2010, respectively, due to a decline in money market accounts and brokered deposits. However, client deposits as a percentage of total deposits increased from 94% at year-end to 96% at June 30, 2011. Non-interest bearing deposits also increased to 25% of total deposits at June 30, 2011 from 21% at year end.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income equals the excess of interest income (including discount accretion on covered loans) plus fees earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income.

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

Table 2

Effect of Tax-Equivalent Adjustment

(Dollars in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Net interest income (U.S. GAAP)	$100,503	$103,332	(2.7)	$203,056	$201,651	0.7

Tax-equivalent adjustment	716	924	(22.5)	1,507	1,809	(16.7)

Tax-equivalent net interest income	$101,219	$104,256	(2.9)	$204,563	$203,460	0.5

Table 3 and 4 summarize the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters and six months ended June 30, 2011 and 2010. The tables also detail increases and decreases in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, which includes the tax-equivalent adjustment as presented in Table 2 above.

Second quarter 2011 compared to second quarter 2010

Table 3

Net Interest Income and Margin Analysis

(Dollars in thousands)

	Quarters Ended June 30,						Attribution of Change in
	2011			2010			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$631,725	$399	0.25%	$1,016,907	$664	0.26%	$(244)	$(21)	$(265)
Securities:
Taxable	1,826,537	15,568	3.41%	1,630,482	16,417	4.03%	1,841	(2,690)	(849)
Tax-exempt (3)	139,620	2,103	6.02%	170,103	2,676	6.29%	(463)	(110)	(573)

Total securities	1,966,157	17,671	3.59%	1,800,585	19,093	4.24%	1,378	(2,800)	(1,422)

Loans, excluding covered assets:
Commercial	5,098,199	58,667	4.55%	4,334,786	50,442	4.60%	8,791	(566)	8,225
Commercial real estate	2,719,370	28,348	4.12%	3,169,320	34,608	4.32%	(4,744)	(1,516)	(6,260)
Construction	413,049	3,640	3.49%	590,151	5,348	3.58%	(1,565)	(143)	(1,708)
Residential	314,362	3,424	4.36%	330,428	3,852	4.66%	(182)	(246)	(428)
Personal and home equity	441,100	4,023	3.66%	510,215	5,009	3.94%	(647)	(339)	(986)

Total loans, excluding covered assets(4)	8,986,080	98,102	4.32%	8,934,900	99,259	4.40%	1,653	(2,810)	(1,157)

Total interest-earning assets before covered assets (3)	11,583,962	116,172	3.98%	11,752,392	119,016	4.02%	2,787	(5,631)	(2,844)

Covered assets (5)	332,076	4,289	5.12%	430,480	13,580	12.52%	(2,593)	(6,698)	(9,291)

Total interest-earning assets (3)	11,916,038	120,461	4.01%	12,182,872	132,596	4.32%	194	(12,329)	(12,135)

Cash and due from banks	156,678			152,495
Allowance for loan and covered assets losses	(245,608)			(250,202)
Other assets	672,575			684,659

Total assets	$12,499,683			$12,769,824

Liabilities and Equity:
Interest-bearing demand deposits	$553,328	$587	0.42%	$726,855	$805	0.44%	$(185)	$(33)	$(218)
Savings deposits	204,794	209	0.41%	169,258	240	0.57%	44	(75)	(31)
Money market accounts	4,560,816	5,873	0.52%	4,820,973	9,128	0.76%	(470)	(2,785)	(3,255)
Time deposits	1,333,194	4,289	1.29%	1,464,450	5,730	1.57%	(483)	(958)	(1,441)
Brokered deposits	1,393,661	2,239	0.64%	1,473,876	3,807	1.04%	(197)	(1,371)	(1,568)

Total interest-bearing deposits	8,045,793	13,197	0.66%	8,655,412	19,710	0.91%	(1,291)	(5,222)	(6,513)
Short-term borrowings	70,045	566	3.20%	193,949	1,383	2.82%	(981)	164	(817)
Long-term debt	409,793	5,479	5.33%	480,678	7,247	6.00%	(1,001)	(767)	(1,768)

Total interest-bearing liabilities	8,525,631	19,242	0.90%	9,330,039	28,340	1.21%	(3,273)	(5,825)	(9,098)

Non-interest bearing demand deposits	2,556,527			2,039,396
Other liabilities	158,773			167,144
Equity	1,258,752			1,233,245

Total liabilities and equity	$12,499,683			$12,769,824

Net interest spread			3.11%			3.11%
Effect of non-interest bearing funds			0.25%			0.28%

Net interest income/margin (3)		$101,219	3.36%		$104,256	3.39%	$3,467	$(6,504)	$(3,037)

Quarterly Net Interest Margin Trend
	2011		2010
	Second	First	Fourth	Third	Second	First

Yield on interest-earning assets	4.01%	4.15%	4.08%	4.13%	4.32%	4.37%
Yield on interest-earning assets, before covered assets	3.98%	4.09%	4.03%	4.10%	4.02%	4.10%
Rates paid on interest-bearing liabilities	0.90%	0.93%	1.01%	1.14%	1.21%	1.34%
Net interest margin (3)	3.36%	3.46%	3.33%	3.28%	3.39%	3.33%
Covered asset accretion contribution to net interest margin	0.03%	0.05%	0.05%	0.03%	0.28%	0.25%
Net interest margin, excluding impact of covered asset accretion (3)	3.33%	3.41%	3.28%	3.25%	3.11%	3.08%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(2)	Interest income includes $5.5 million and $5.6 million in loan fees for the quarters ended June 30, 2011 and 2010, respectively.
(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 2 for a reconciliation of the effect of the tax-equivalent adjustment.
(4)

Average loans on a nonaccrual basis for the recognition of interest income totaled $357.2 million and $403.0 million for the quarters ended June 30, 2011 and 2010, respectively, and are included in loans for purposes of this analysis. Interest foregone on impaired loans is estimated to be approximately $3.7 million and $4.4 million for the quarters ended June 30, 2011 and 2010, respectively, and is based on the average loan portfolio yield for the respective period.

(5)

Covered interest-earning assets consist of loans acquired through an FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled “Covered Assets” for a detailed discussion.

Note Prior period net interest margin computations were modified to conform with the current period presentation.

Net interest income on a tax-equivalent basis decreased 2.9% to $101.2 million in the second quarter 2011 compared to second quarter 2010 and was largely due to reduced income on total interest-earning assets. The reduction in interest income on total interest-earning assets is principally due to $7.7 million in lower accretion on the covered asset portfolio reflecting changes in pre-payment speeds and favorable changes in anticipated credit performance of covered loans. Lower interest rates led to lower asset yields and funding costs although the latter fell at a faster pace, benefiting overall results. Of the $9.1 million in lower interest expense, $5.2 million was attributable to an overall decrease in the average rate paid on interest-bearing deposits, due to higher-cost term deposits shifting to lower-cost money market accounts and opportunities to reprice deposits. A reduction in the balances of average short-term borrowings and long-term debt as result of maturing Federal Loan Home Bank (“FHLB”) advances, decreased interest expense by $2.6 million. Net interest income continued to be impacted by the negative effect of nonaccrual loans. Interest foregone on nonaccrual loans was estimated to be approximately $3.7 million for the quarter ended June 30, 2011, compared to the estimated $4.4 million for the same period in 2010.

Net interest margin was 3.36% for the second quarter 2011, a decrease of three basis points from 3.39% for the second quarter 2010. The net interest margin decrease was primarily due to the average rate on interest-bearing assets decreasing by 31 basis points as investments and loans repriced downward over the past year and yields on covered assets declined considerably due to reduced accretion. We have favorably shifted the mix of loans towards commercial loans; however, a decline in shorter term market interest rates over the past year has resulted in lower yields on the loan portfolio. Second quarter 2011 net interest margin also benefited from lower funding costs and a shift in deposit mix, including the $517.1 million increase in average non-interest bearing deposits compared to levels a year ago.

While average interest-earning assets were $266.8 million lower in the second quarter of 2011 compared to the prior year period, the change in volume did not have significant impact on net interest income due to the favorable shift in the mix of earning assets that offset the reduction in interest income from the decline in volume of covered assets. Year over year, we reduced low-yielding average fed funds sold and other short-term investments by $385.2 million and increased average securities and average total loans by $165.6 million and $51.2 million, respectively.

Average interest-bearing liabilities decreased $804.4 million compared to the prior year second quarter. Year over year, there was a $194.8 million decline in average short-term borrowings and long-term debt as FHLB borrowings matured and a $609.6 million decline in interest-bearing deposits. Average non-interest bearing deposits were $517.1 million higher compared to the prior year quarter. Non-interest bearing deposits were 25% of total deposits at June 30, 2011, an increase from 20% at June 30, 2010. Refer to the section entitled “Deposits” included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q for additional discussion on client deposits.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Table 4

Net Interest Income and Margin Analysis

(Dollars in thousands)

	Six Months Ended June 30,						Attribution of Change in
	2011			2010			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$574,998	$735	0.25%	$887,902	$1,208	0.27%	$(404)	$(69)	$(473)
Securities:
Taxable	1,780,697	30,958	3.48%	1,543,805	31,867	4.13%	4,509	(5,418)	(909)
Tax-exempt (3)	144,413	4,380	6.07%	165,829	5,279	6.37%	(659)	(240)	(899)

Total securities	1,925,110	35,338	3.67%	1,709,634	37,146	4.35%	3,850	(5,658)	(1,808)

Loans, excluding covered assets:
Commercial	5,060,294	116,412	4.58%	4,330,364	100,256	4.60%	16,796	(640)	16,156
Commercial real estate	2,780,249	58,277	4.17%	3,129,613	68,166	4.33%	(7,395)	(2,494)	(9,889)
Construction	464,498	8,525	3.65%	675,535	11,235	3.31%	(3,783)	1,073	(2,710)
Residential	321,562	7,209	4.48%	332,451	8,102	4.87%	(259)	(634)	(893)
Personal and home equity	453,866	8,089	3.59%	515,613	9,831	3.85%	(1,127)	(615)	(1,742)

Total loans, excluding covered assets(4)	9,080,469	198,512	4.35%	8,983,576	197,590	4.38%	4,232	(3,310)	922

Total interest-earning assets before covered assets (3)	11,580,577	234,585	4.03%	11,581,112	235,944	4.06%	7,678	(9,037)	(1,359)

Covered assets (5)	342,668	9,526	5.54%	447,536	26,311	11.72%	(5,165)	(11,620)	(16,785)

Total interest-earning assets (3)	11,923,245	244,111	4.08%	12,028,648	262,255	4.34%	2,513	(20,657)	(18,144)

Cash and due from banks	163,802			166,722
Allowance for loan and covered assets losses	(247,825)			(246,031)
Other assets	663,580			657,948

Total assets	$12,502,802			$12,607,287

Liabilities and Equity:
Interest-bearing demand deposits	$576,216	$1,229	0.43%	$723,636	$1,771	0.49%	$(332)	$(210)	$(542)
Savings deposits	201,168	408	0.41%	159,860	526	0.66%	115	(233)	(118)
Money market accounts	4,612,237	12,336	0.54%	4,526,198	17,956	0.80%	335	(5,955)	(5,620)
Time deposits	1,356,068	8,807	1.31%	1,554,618	11,952	1.55%	(1,419)	(1,726)	(3,145)
Brokered deposits	1,435,683	4,413	0.62%	1,555,430	9,009	1.17%	(649)	(3,947)	(4,596)

Total interest-bearing deposits	8,181,372	27,193	0.67%	8,519,742	41,214	0.98%	(1,950)	(12,071)	(14,021)
Short-term borrowings	92,377	1,393	3.00%	217,285	2,829	2.59%	(1,828)	392	(1,436)
Long-term debt	410,870	10,962	5.32%	502,887	14,752	5.84%	(2,536)	(1,254)	(3,790)

Total interest-bearing liabilities	8,684,619	39,548	0.91%	9,239,914	58,795	1.28%	(6,314)	(12,933)	(19,247)

Non-interest bearing demand deposits	2,411,118			1,971,436
Other liabilities	157,315			160,170
Equity	1,249,750			1,235,767

Total liabilities and equity	$12,502,802			$12,607,287

Net interest spread			3.17%			3.06%
Effect of non-interest bearing funds			0.24%			0.30%

Net interest income/margin (3)		$204,563	3.41%		$203,460	3.36%	$8,827	$(7,724)	$1,103

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(2)	Interest income includes $11.5 million and $10.9 million in loan fees for the six months ended June 30, 2011 and 2010, respectively.
(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 2 for a reconciliation of the effect of the tax-equivalent adjustment.

(4)

Average loans on a nonaccrual basis for the recognition of interest income totaled $368.7 million and $409.7 million for the six months ended June 30, 2011 and 2010, respectively, and are included in loans for purposes of this analysis. Interest foregone on impaired loans is estimated to be approximately $7.7 million and $8.9 million for the six months ended June 30, 2011 and 2010, respectively, and is based on the average loan portfolio yield for the respective period.

(5)

Covered interest-earning assets consist of loans acquired through an FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled “Covered Assets” for a detailed discussion.

Note Prior period net interest margin computations were modified to conform with the current period presentation.

As shown in Table 4, for the six months ended June 30, 2011, net interest margin was 3.41%, an increase of five basis points from 3.36% for the prior year period. Tax-equivalent net interest income increased to $204.6 million for the six months ended June 30, 2011, compared to $203.5 million in the prior period. The increase in interest-earning assets increased interest income by $2.5 million, while a decline in the average rate earned on interest-earning assets reduced interest income by $20.7 million. Interest expense for the six months ended June 30, 2011 declined $19.2 million. An overall decrease in the average rate paid on money market, time, and brokered deposits, as well as decreases in short-term and long-term borrowings were the primary factors giving rise to the reduction in interest expense.

We anticipate net interest margin may continue to be negatively impacted by high liquidity levels in the foreseeable future, although we held lower average balances in the second quarter compared to a year ago. We do not currently anticipate much continued benefit to net interest margin in coming quarters from downward repricing of deposits or from covered asset accretion. In July 2011, we initiated the use of interest rate derivatives as part of our asset liability management strategy to hedge interest rate risk in our primarily floating-rate loan portfolio and, depending on market conditions, we may enter into additional interest rate swaps through the remainder of the year. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Provision for loan losses

The provision for loan losses, excluding the provision for covered loans, totaled $31.7 million for the quarter ended June 30, 2011 compared to $45.4 million for the same period in 2010. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The provision for loan losses totaled $68.4 million for the six months ended June 30, 2011 compared to $117.5 million for the same period in 2010. Net charge-offs were $43.7 million in the second quarter 2011 compared to $49.8 million in net charge-offs for the same period in 2010. Net charge-offs were $85.0 million for the six months ended June 30, 2011 compared to $106.7 million for the same period in 2010. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies” and “Credit Quality Management and Allowance for Loan Losses.”

Provision for covered loan losses

For the quarter ended June 30, 2011, we reduced our provision for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement by $632,000, compared to no provision recorded in the prior year period. The reduction of the provision during the current quarter is related to better than originally anticipated performance in expected cash flows on certain pools of covered loans. For the six months ended June 30, 2011, we recognized $240,000 in provision for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement, compared to $482,000 in the prior year period. The provision for covered loan losses represents the change in the value of the 20% non-reimbursable portion of expected losses.

Non-interest Income

Non-interest income is derived from a number of sources related to our banking activities, including capital markets and treasury management services, and our trust and investments business. The following table presents a break-out of these multiple sources of revenue.

Table 5

Non-interest Income Analysis

(Dollars in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Trust and Investments	$4,720	$4,836	-2.4	$9,382	$9,260	1.3
Mortgage banking	704	1,797	-60.8	2,106	3,918	-46.2
Capital markets products	3,871	4,113	-5.9	8,360	4,391	90.4
Treasury management	4,873	4,281	13.8	9,624	7,889	22.0
Loan and credit-related fees	5,290	4,128	28.1	11,188	7,581	47.6
Other income, service charges and fees	1,464	983	48.9	3,522	2,138	64.7

Subtotal fee revenue	20,922	20,138	3.9	44,182	35,177	25.6
Net securities gains (losses)	670	(185)	n/m	1,037	(156)	n/m

Total non-interest income	$21,592	$19,953	8.2	$45,219	$35,021	29.1

n/m Not meaningful.

Second quarter 2011 compared to second quarter 2010

Total non-interest income for second quarter 2011 was $21.6 million, an increase of $1.6 million, or 8%, from $20.0 million in the second quarter 2010 with increases in loan and credit-related fees, treasury management, other income, service charges and fees, and net securities gains contributing to the year over year growth. Our total fee revenue for the second quarter 2011 was $20.9 million, an increase of $784,000, or 4%, from $20.1 million in the second quarter 2010.

Trust and investments income decreased $116,000, or 2%, from the second quarter 2010, primarily attributable to lower retail tax preparation fees and the inclusion of land trust fees in the year ago period, a business we sold in first quarter 2011. Assets under management and administration (“AUMA”) were $4.4 billion at June 30, 2011 compared to $3.7 billion at June 30, 2010. We added several large fixed-income accounts late in the second quarter 2011. AUMA includes assets held in trust where we serve as trustee or in accounts where we make investment decisions on behalf of clients. AUMA also includes non-managed assets we hold in custody for clients or for which we receive fees for advisory or brokerage services. Fees earned on AUMA are generally asset-based fees charged quarterly in arrears and average rates are impacted by the mix and size of accounts. Other than $308.7 million on deposit in money market accounts at the Bank at June 30, 2011, we do not include AUMA on our Consolidated Statements of Financial Condition.

Revenue from our mortgage business declined $1.1 million, or 61%, from the second quarter 2010, reflecting the broader industry trend of lower mortgage origination volume following an extended period in 2010 of lower mortgage interest rates and higher refinancing activity.

Capital markets income decreased $242,000 from the second quarter 2010 and included a $573,000 negative credit valuation adjustment (“CVA”) compared to a negative CVA of $1.3 million for the second quarter 2010. The CVA represents the credit component of fair value with regard to both client-based trades and the related matched trades with interbank dealer counterparties. Exclusive of CVA adjustments, year-over-year capital markets income decreased to $4.4 million in the current period compared to $5.4 million in the second quarter 2010. The current quarter decline is primarily attributable to lower revenue from interest rate swap transactions in the current period. Interest rate hedging activity is sensitive to the pace of loan growth, the shape of the LIBOR curve, and our clients’ interest rate expectations.

Our treasury management group offers a full range of receivables and payables services in addition to online banking and reporting. These products and services include remote capture, liquidity management, and lockbox services which are often linked to non-interest and interest-bearing deposits. Treasury management income increased $592,000, or 14%, from the second quarter 2010, reflecting continued success in cross-selling this service to new and existing clients.

Loan and credit related fees include income generated from letters of credit, unused commitments, loan syndications and various other loan fees. Loan and credit related fees increased $1.2 million, or 28%, from the second quarter 2010 and is principally due to greater letter of credit and unused commitment fees.

Other income, service charges and fees included approximately $410,000 related to debit card interchange fees in the second quarter of 2011 compared to $428,000 in the prior year quarter. We expect anticipated changes in retail account service charges that we plan to introduce before the end of 2011 will largely offset fee reductions from implementation of the Dodd Frank Act provision limiting interchange fee revenue that becomes effective in October 2011.

Net securities gains totaled $670,000 for the second quarter 2011, compared to net securities losses of $185,000 for the second quarter 2010. During the second quarter 2011, we sold $25.0 million of collateralized mortgage obligations and $8.7 million of state and municipal securities, resulting in the recognition of net securities gains of $560,000. In addition, we recognized $110,000 in gains on other non-marketable securities during the second quarter 2011.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

For the six months ended June 30, 2011, non-interest income was $45.2 million, an increase of $10.2 million, or 29%, compared to $35.0 million in the prior year period, with all major categories, excluding mortgage banking, contributing to the year-over-year growth.

Revenue from our mortgage business decreased $1.8 million, or 46%, from the six months ended June 30, 2010, reflecting the broader industry trend of lower mortgage origination volumes following an extended period in 2010 of lower mortgage interest rates and higher refinancing activity.

Capital markets income increased $4.0 million from the first six months of 2010 and included a $244,000 negative CVA compared to a negative CVA of $2.6 million for the six months ended June 30, 2010. Exclusive of CVA adjustments, year-over-year capital markets income increased to $8.6 million in the current six-month period compared to $7.0 million in the first half of 2010. The current period increase is attributable to increased client interest rate swap fees on higher transaction volumes compared to the prior year period as interest rate volatility influenced client demand for hedging products. Interest rate hedging activity is sensitive to the pace of loan growth, the shape of the LIBOR curve, and our clients’ interest rate expectations.

Treasury management income from the first half of 2011 increased $1.7 million, or 22%, from the first six months of 2010. This increase reflects continued success in cross-selling treasury management services to new and existing clients.

Loan and credit related fees for the first half of 2011 increased $3.6 million, or 48%, from the first six months of 2010 and is principally due to a higher volume of syndication deals, which we lead. Letter of credit and unused commitment fees were also higher, resulting from improved pricing.

Other income, service charges, and fees for the first half of 2011 increased $1.4 million, or 65%, from the six months ended June 30, 2010. The increase was primarily due to the $300,000 gain on the first quarter 2011 sale of our land trust accounts and a $461,000 increase in Small Business Administration loan servicing fees during the first six months of 2011.

Net securities gains totaled $1.0 million for the six months ended June 30, 2011, compared to net securities losses of $156,000 for the prior year period. During the first six months of 2011, we sold $40.3 million of collateralized mortgage obligations and $20.2 million of state and municipal securities, resulting in the recognition of net securities gains of $954,000. In addition, we recognized $83,000 in gains on other non-marketable securities during the first six months of 2011.

Non-interest Expense

Table 6

Non-interest Expense Analysis

(Dollar amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Compensation expense:
Salaries and wages	$23,644	$22,384	5.6	$46,972	$45,124	4.1
Share-based costs	4,250	4,082	4.1	7,764	8,355	-7.1
Incentive compensation, retirement costs and other employee benefits	10,742	11,019	-2.5	22,457	23,395	-4.0

Total compensation expense	38,636	37,485	3.1	77,193	76,874	0.4

Net occupancy expense	7,545	7,747	-2.6	15,077	15,042	0.2
Technology and related costs	2,729	2,424	12.6	5,390	5,467	-1.4
Marketing	2,500	2,363	5.8	4,443	4,465	-0.5
Professional services	2,312	3,000	-22.9	4,646	7,203	-35.5
Outsourced servicing costs	1,852	2,298	-19.4	4,006	3,819	4.9
Net foreclosed property expense	7,485	3,686	103.1	13,791	5,089	171.0
Postage, telephone, and delivery	931	866	7.5	1,819	1,831	-0.7
Insurance	5,092	5,654	-9.9	12,432	11,073	12.3
Loan and collection	4,247	4,610	-7.9	6,800	7,189	-5.4
Other expenses	2,335	5,869	-60.2	5,416	11,321	-52.2

Total non-interest expense	75,664	76,002	-0.4	$151,013	$149,373	1.1

Operating efficiency ratios:
Non-interest expense to average assets	2.43%	2.39%		2.44%	2.39%
Net overhead ratio (1)	1.74%	1.76%		1.71%	1.83%
Efficiency ratio (2)	61.61%	61.19%		60.46%	62.64%

(1)	Computed as the total of non-interest expense less non-interest income, annualized, divided by average total assets.
(2)

Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 30, “Non-U.S. GAAP Measures” for a reconciliation of the effect of the tax-equivalent adjustment.

Second quarter 2011 compared to second quarter 2010

Non-interest expense decreased for the second quarter 2011 by $338,000 from the second quarter of 2010, while the efficiency ratio was relatively flat. We continue to closely manage expense levels, but credit costs negatively impacted total expenses as loan resolution efforts moved forward.

Compensation expense increased overall by $1.2 million, or 3%, from the second quarter 2010. Salary and wages were up 6% largely due to annual compensation adjustments effective March 1, partially offset by lower mortgage commissions resulting from lower mortgage banking volume. Share-based payment costs were up $168,000 from the second quarter 2010. As part of our broad-based compensation programs to incentivize and retain key employees, we granted annual equity awards in the second quarter 2011. Incentive compensation, retirement costs and other employee benefits were down by $277,000 compared to second quarter 2010, reflecting a lower bonus accrual in part due to a new plan feature requiring a portion of any 2011 bonuses for certain employees to be deferred over a defined service period. Also, payroll taxes and the 401K match contribution were lower in the second quarter 2011 as compared to the prior year period because in 2011 these expenses for certain employees were fully satisfied in the first quarter due to the timing of payment of 2010 bonuses.

Professional services, which include fees paid for legal, accounting, and consulting services, decreased $688,000 from the second quarter 2010. The decrease is primarily due to higher costs relating to risk management and higher audit fees in the prior year period.

Second quarter 2011 net foreclosed property expenses, which include write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, taxes, and other expenses associated with the maintenance of OREO, increased $3.8 million from the second quarter 2010. The increase in net foreclosed property expense is primarily due to greater valuation write-downs resulting from updated appraisals. Market value declines impacted certain properties in the land, single family residential, and retail property sectors during the second quarter 2011. Of the $5.5 million in write-downs during the second quarter 2011, $3.3 million related to five properties. We expect net foreclosed property expense to remain at elevated levels as we work out nonperforming loans and likely experience continued inflows of OREO. In evaluating opportunities to sell OREO, we seek to maximize our ultimate net recovery. The timing of dispositions will depend on a number of factors, including the pace and timing of the overall recovery of the economy, activity levels in the real estate market and real estate inventory coming into the market for sale.

Second quarter 2011 insurance costs decreased $562,000 from second quarter 2010, primarily due to the expiration of the TAG Program at the end of 2010 and the change in FDIC insurance assessment methodology. In February 2011, the FDIC adopted final rules amending the deposit insurance assessment regulations, modifying, among other provisions, the assessment base from one based on domestic deposits to one based on total assets less average tangible equity. The final rules took effect April 1, 2011, impacting assessments beginning in the second quarter 2011.

Loan and collection expense for the second quarter 2011 decreased 8% compared to second quarter 2010, but is likely to remain elevated as we continue to address problem credits.

Other expense for the second quarter 2011 decreased $3.5 million compared to second quarter 2010 primarily due to a $1.1 million reduction in the reserve for unfunded commitments in the current year period, compared to a provision for unfunded commitments of $2.4 million recorded in the second quarter 2010.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Non-interest expense was $151.0 million for the six months ended June 30, 2011, an increase of $1.6 million, or 1%, from $149.4 million in the prior year period. The increase was primarily due to higher net foreclosed property expenses, salary expense, and insurance costs, which were partially offset by decreases in other expenses and professional services costs.

Professional fees were $4.6 million for the six months ended June 30, 2011, a decrease of $2.6 million, or 36%, from $7.2 million for the prior year period. The decrease is primarily due to higher costs related to consulting engagements associated with risk management, as well as higher audit and legal fees in the prior year period.

For the six months ended June 30, 2011, insurance costs were $12.4 million compared to $11.1 million for the prior year period. FDIC deposit insurance costs are expected to be lower in the second half of 2011 primarily based on the new assessment methodology that became effective in the second quarter 2011.

Net foreclosed property expenses were $13.8 million, an increase of $8.7 million compared to the six months ended June 30, 2010. The increase in net foreclosed property expenses is primarily due to greater valuation write-downs from updated appraisals and, to a lesser extent, higher net losses on the sale of OREO during the current year period as compared to the prior year period. Market value declines appeared in the land, single family residential, and retail property sectors during the second quarter 2011. OREO writedowns totaled $10.0 million for the first six months of 2011 compared to $3.2 million for the prior year period. Also, we incurred $1.9 million in net losses on sale of OREO for the first six months of 2011 compared to $38,000 in net gains in the prior year period.

Loan and collection expense was $6.8 million for the six months ended June 30, 2011, a 5% decrease compared to the prior year period due to lower appraisal and legal costs in connection with credit remediation efforts.

Other expense was $5.4 million for the six months ended June 30, 2011, a decrease of $5.9 million, or 52%, from $11.3 million for the prior year period primarily due to a $1.1 million reduction of the reserve for unfunded commitments in the current year period, compared to a provision for unfunded commitments of $4.4 million recorded for the prior year period.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. For the quarter ended June 30, 2011, we recorded an income tax provision of $6.3 million on pre-tax income of $15.3 million (equal to a 41.2% effective tax rate) compared to an income tax benefit of $766,000 on pre-tax income of $1.9 million for the quarter ended June 30, 2010.

For the six months ended June 30, 2011, income tax expense totaled $8.6 million, (effective tax rate of 30.1%) compared to an income tax benefit of $12.4 million, or an effective income tax rate of (40.6%) for the six months ended June 30, 2010.

Generally, our effective income tax rate varies from the statutory federal income tax rate of 35% (federal income tax benefit rate for the quarter and six months ended June 30, 2010) principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance, non-deductible compensation and business expenses, and tax credits. For the quarter ended June 30, 2011, the effective tax rate was also impacted by higher net expense from changes in state apportionment percentages and filing obligations, and the dissolution of the Bank’s investment subsidiary. Exclusive of these adjustments, which generally had the effect of reducing our net deferred tax asset, the effective tax rate for the quarter ended June 30, 2011 would have been approximately 39.2%.

For the six months ended June 30, 2011, the effective tax rate was also impacted by a $2.8 million tax benefit associated with the repricing of our deferred tax asset due to a change in the Illinois corporate income tax rate that became effective during the first quarter. Exclusive of this one-time adjustment and the second quarter adjustments referenced above, our effective tax rate would have been 38.8% in the first six months of 2011. We expect the impact of this Illinois tax rate increase for 2011 will be to increase our normal effective tax rate by approximately one percentage point from pre-change levels.

In determining that realization of the deferred tax assets is more likely than not and no valuation allowance is needed at June 30, 2011, we considered negative evidence, including our cumulative pre-tax loss for financial statement purposes for the trailing three-year period, our past performance in forecasting credit costs, and the continuing challenging conditions in the commercial real estate sector.

We also considered a number of positive factors, including (a) taxable income generated in 2010 and year-to-date 2011, (b) reversing taxable temporary differences in future periods, (c) the decline in the cumulative book loss during the past several quarters and our expectations for the balance of 2011, (d) our pre-tax, pre-provision earnings results during 2009, 2010 and year-to-date 2011, a core source for future taxable income, (e) our reporting of pre-tax profits in each of the past five quarters, (f) the concentration of credit losses in certain segments and vintages of our loan portfolio during the past three years and the relative stability of credit trends in recent quarters, (g) our excess capital position relative to “well capitalized” regulatory standards and other industry benchmarks, and (h) no history of federal net operating loss carryforwards and the availability of the 20-year federal net operating loss carryforward period.

At June 30, 2011, we had approximately $15 million of deferred tax assets that relate to equity compensation awards that may not be fully realized, primarily due to a decline in our stock price since certain of the awards were granted. In such circumstances a valuation allowance is not recorded but when such awards vest, are exercised or expire, tax charges are incurred if there is a stock price “shortfall.” Such shortfall amounts are charged to stockholders’ equity if there is a sufficient level of “excess” tax benefits accumulated from prior years. We expect that the balance of cumulative prior year “excess” tax benefits may be reduced to $0 in the future due to additional “shortfall” charges, in which case any future charges may need to be recorded to income tax expense, resulting in an increase in the effective tax rate. The amount of such “shortfall” charges in future periods, the amount that may be charged to income tax expense and the timing of such charges cannot be reasonably estimated because it is largely dependent on changes in our stock price and other factors.

Operating Segments Results

We have three primary business segments: Banking, Trust and Investments, and Holding Company Activities.

Banking

The profitability of our Banking segment is dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. The net income for the Banking segment for the quarter ended June 30, 2011 was $15.3 million, an increase of $5.2 million from net income of $10.0 million for the prior year period. The increase in net income resulted primarily from a $14.3 million decrease in the provision for loan losses. Net interest income decreased $3.8 million as the Banking segment was negatively impacted primarily by a reduction in covered asset accretion compared to the prior year period. This was slightly offset by a $1.8 million improvement in non-interest income, due to increases in loan and credit related fees, treasury management, other income, service charges and fees, and net securities gains contributing to the year-over-year growth.

Total loans for the Banking segment decreased to $8.7 billion at June 30, 2011 compared to $9.1 billion at December 31, 2010. Total deposits decreased from December 31, 2010 levels of $10.7 billion to $10.4 billion at June 30, 2011.

Trust and Investments

The Trust and Investments segment includes investment management, investment advisory, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. Lodestar Investment Counsel, LLC (“Lodestar”), an investment management firm and majority-owned subsidiary, is included in our Trust and Investments segment. We own a controlling interest in Lodestar, which increased during 2011, and certain members of management of Lodestar own the remaining interest.

Net income attributable to controlling interests from Trust and Investments increased to $794,000 for the quarter ended June 30, 2011 from $548,000 in the prior year period due to decreases in non-interest expense. For the six months ended June 30, 2011, net income attributable to controlling interests from Trusts and Investments increased to $1.4 million for the six months ended June 30, 2011 from $975,000 in the prior year period. The Trust and Investments non-interest expense was $8.1 million for the six months ended June 30, 2011, a 7% decrease year-over-year from $8.8 million for the six months ended June 30, 2010. AUMA was $4.4 billion as of June 30, 2011 compared to $3.7 billion as of June 30, 2010.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in its bank subsidiary. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of share-based compensation and professional fees. The Holding Company Activities segment reported a net loss of $7.1 million for the quarter ended June 30, 2011, compared to a net loss of $8.0 million for the prior year period. The year-over-year reduction in loss is due to lower interest expense on certain junior subordinated debt securities which have repriced downward from a year ago, as well as reduced professional fees.

FINANCIAL CONDITION

Investment Portfolio Management

We manage our investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to attempt to serve as some protection of net interest income levels against the impact of changes in interest rates.

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

All debt securities are classified as available-for-sale and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available-for-sale are carried at fair value. Unrealized gains and losses on the securities available-for-sale represent the difference between the aggregated cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of equity in accumulated other comprehensive income. This balance sheet component will fluctuate as current market interest rates and conditions change, which changes affect the aggregate fair value of the portfolio. In periods of significant market volatility, such as the developments in late July and early August 2011, we may experience significant changes in accumulated other comprehensive income. Accumulated other comprehensive income is not included in the calculation of regulatory capital.

Non-marketable equity investments include Federal Home Loan Bank (“FHLB”) stock and various other equity securities. At June 30, 2011, our investment in FHLB stock was $17.4 million, compared to $20.7 million at December 31, 2010. Our FHLB stock holdings are necessary to maintain the FHLB advances. In order to increase our sources of liquidity, we are in the process of becoming a member of the FHLB Chicago, and we expect to purchase approximately $25.0 million of FHLB Chicago stock during the third quarter 2011. Also included in non-marketable equity investments are certain interests we have in investment funds that make qualifying investments for purposes of our compliance with the Community Reinvestment Act. Such investments had a carrying amount of $3.0 million at June 30, 2011.

We do not own any Freddie Mac or Fannie Mae preferred stock or subordinated debt obligations, bank trust preferred securities, or any sub-prime mortgage-backed securities.

Table 7

Investment Securities Portfolio Valuation Summary

(Dollars in thousands)

	As of June 30, 2011			As of December 31, 2010
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total

Available-for-Sale
U.S. Treasury securities	$36,339	$35,946	1.7	$—	$—	—
U.S. Agency securities	10,232	10,085	0.5	10,426	10,155	0.6
Collateralized mortgage obligations	507,037	499,326	24.4	451,721	450,251	23.7
Residential mortgage-backed securities	1,358,699	1,322,169	65.4	1,247,031	1,222,642	65.5
State and municipal securities	144,483	136,536	7.0	172,108	166,209	9.0
Foreign sovereign debt	500	500	*	500	500	*

Total available-for-sale	2,057,290	2,004,562	99.0	1,881,786	1,849,757	98.8

Non-marketable Equity Investments
FHLB stock	17,428	17,428	0.9	20,694	20,694	1.1
Other	2,978	2,978	0.1	2,843	2,843	0.1

Total non-marketable equity investments	20,406	20,406	1.0	23,537	23,537	1.2

Total securities	$2,077,696	$2,024,968	100.0	$1,905,323	$1,873,294	100.0

*	Less than 0.1%

As of June 30, 2011, our securities portfolio totaled $2.1 billion, an increase from $1.9 billion at December 31, 2010. During the six months ended June 30, 2011, we added $160.0 million to the available-for-sale investment portfolio, net of payoffs and sales, predominantly reflected in increased balances of residential mortgage-backed securities and U.S. Treasury securities.

During the second quarter 2011, we sold $25.0 million of collateralized mortgage obligations and $8.7 million of state and municipal securities, resulting in a net securities gain of $560,000. In addition, we recognized $110,000 in gains on other non-marketable securities during the second quarter 2011.

Investments in collateralized mortgage obligations and residential mortgage-backed securities comprise 90% of the available-for-sale securities portfolio at June 30, 2011. All of the mortgage securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All mortgage securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 7% of the total available-for-sale securities portfolio at June 30, 2011. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit rating when evaluating a purchase or sale decision.

At June 30, 2011, our reported equity reflected unrealized securities gains, net of tax, of $32.5 million, an increase of $12.5 million from December 31, 2010.

The following table presents the maturities of the different types of investments that we owned at June 30, 2011, and the corresponding interest rates.

Table 8

Repricing Distribution and Portfolio Yields

(Dollars in thousands)

	As of June 30, 2011
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$—	—%	$35,946	1.07%	$—	—%	$—	—%
U.S. Agency securities	—	—%	10,085	2.51%	—	—%	—	—%
Collateralized mortgage obligations (1)	103,434	2.79%	274,561	3.01%	107,736	3.27%	13,595	3.40%
Residential mortgage-backed securities (1)	305,151	3.50%	694,360	3.46%	269,255	3.40%	53,403	3.28%
State and municipal securities (2)	15,184	6.95%	53,285	6.22%	64,463	5.35%	3,604	6.97%
Foreign sovereign debt	500	1.30%	—	—%	—	—%	—	—%

Total available-for-sale	424,269	3.45%	1,068,237	3.39%	441,454	3.65%	70,602	3.49%

Non-marketable Equity investments
FHLB stock (3)	17,428	1.87%	—	—%	—	—%	—	—%
Other	2,978	n/a	—	—%	—	—%	—	—%

Total non-marketable equity investments	20,406	1.60%	—	—%	—	—%	—	—%

Total securities	$444,675	3.36%	$1,068,237	3.39%	$441,454	3.65%	$70,602	3.49%

(1)

The repricing distributions and yields to maturity of collateralized mortgage obligations and mortgage-backed securities are based on estimated future cash flows and prepayments. Actual repricings and yields of the securities may differ from those reflected in the table depending upon actual interest rates and prepayment speeds.

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

Total loans, excluding covered assets, were $8.7 billion as of June 30, 2011, compared to $9.1 billion at December 31, 2010. We continue to strategically reshape our mix of loan products, focusing on commercial loan originations to build our portfolio while simultaneously reducing the concentration of commercial real estate and construction loans. As a result of these ongoing efforts, commercial loans increased by $69.3 million during the six-month period and increased as a proportion of total loans to 57% at June 30, 2011, compared to 54% at December 31, 2010. Commercial real estate and construction loans decreased by $434.4 million, or 13%, and represented 34% of total loans at June 30, 2011 compared to 37% at December 31, 2010. We continue to actively manage accounts that no longer align strategically or do not meet return or other performance hurdles.

Within our commercial lending business, we have a specialized niche serving the nursing and residential care segment of the healthcare industry. At June 30, 2011, approximately 19% of the commercial loan portfolio has been extended to this segment to finance the working capital needs and cost of facilities providing such services. To date, this portfolio segment has experienced minimal defaults and losses.

The following table provides an analysis of the composition of our loan portfolio at the dates shown.

Table 9

Loan Portfolio

(Dollars in thousands)

	June 30, 2011	% of Total	December 31, 2010	% of Total	% Change
Commercial and industrial	$3,993,619	46.0	$4,015,257	44.1	-0.5
Owner-occupied commercial real estate	988,540	11.4	897,620	9.8	10.1

Total commercial	4,982,159	57.4	4,912,877	53.9	1.4

Commercial real estate	2,191,127	25.3	2,400,923	26.3	-8.7
Commercial real estate – multi-family	397,291	4.6	457,246	5.0	-13.1

Total commercial real estate	2,588,418	29.9	2,858,169	31.3	-9.4

Construction	366,061	4.2	530,733	5.8	-31.0

Total commercial real estate and construction	2,954,479	34.1	3,388,902	37.1	-12.8
Residential real estate	301,250	3.5	319,146	3.5	-5.6
Home equity	190,691	2.2	197,179	2.2	-3.3
Personal	244,063	2.8	296,253	3.3	-17.6

Total loans	$8,672,642	100.0	$9,114,357	100.0	-4.8

Declines in the construction portfolio are partially due to projects reaching completion at which point they are reclassified into the commercial real estate category. Commercial real estate decreased $269.8 million from year-end due to a combination of problem loan disposition, fewer new originations, and transitional financing being repaid or refinanced as expected in the secondary market for long-term permanent financing or by other external sources. The collateral underlying our commercial real estate portfolio is principally located in and around our core markets and is significantly concentrated in the Chicago metropolitan area.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at June 30, 2011 and December 31, 2010. The single largest category at June 30, 2011 was office real estate, which represented 19% of the combined portfolios. Our total exposure to land loans in the commercial real estate and construction loan portfolios declined to $295.6 million at June 30, 2011 from $357.5 million at December 31, 2011. Our longer-term goal is to reduce land loans as a percentage of the loan portfolio, although further meaningful reduction of our land loan exposure may be challenging in the near term due to the current illiquidity of this asset class. As a percentage of the total commercial real estate and construction portfolios, land loans declined from 11% at December 31, 2010 to 10% at June 30, 2011.

Table 10

Commercial Real Estate and Construction Loan Portfolios

by Collateral Type

(Dollars in thousands)

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Land	$247,580	10	$311,464	11
Residential 1-4 family	126,554	5	139,689	5
Multi-family	397,291	15	457,246	16
Industrial/warehouse	351,836	14	391,694	14
Office	509,758	20	531,193	18
Retail	427,397	16	450,135	16
Health care	79,651	3	114,545	4
Mixed use/other	448,351	17	462,203	16

Total commercial real estate	$2,588,418	100	$2,858,169	100

Construction
Land	$48,035	13	$46,036	9
Residential 1-4 family	27,475	8	30,698	6
Multi-family	59,825	16	77,685	15
Industrial/warehouse	26,322	7	34,703	7
Office	55,544	15	92,369	17
Retail	64,985	18	92,268	17
Mixed use/other	83,875	23	156,974	29

Total construction	$366,061	100	$530,733	100

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of June 30, 2011, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 11

Maturities and Sensitivities of Loans

to Changes in Interest Rates

(Dollars in thousands)

	As of June 30, 2011
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$862,063	$3,792,528	$327,568	$4,982,159
Commercial real estate	909,144	1,561,951	117,323	2,588,418
Construction	163,861	201,055	1,145	366,061
Residential real estate	12,160	39,286	249,804	301,250
Home equity	46,749	123,283	20,659	190,691
Personal	92,224	146,288	5,551	244,063

Total	$2,086,201	$5,864,391	$722,050	$8,672,642

Loans maturing after one year:
Predetermined (fixed) interest rates		$775,385	$74,551
Floating interest rates		5,089,006	647,499

Total		$5,864,391	$722,050

Of the $5.7 billion in loans maturing after one year with a floating interest rate, $1.6 billion are subject to interest rate floors under the loan agreement with $1.3 billion that have such floors in effect at June 30, 2011. On a number of occasions we have eliminated customers’ interest rate floors in consideration of their entering into interest rate swap transactions with us.

Delinquent Loans, Nonperforming Assets and Potential Problem Loans

Loans are considered delinquent if the required principal and interest payments have not been received as of the date such payment is due, generally 30 days or more past due. Delinquency can be driven by either failure of the borrower to make payments within the term of the loan or failure to make the final payment at maturity. The majority of our loans are not fully amortizing over the term. As a result, a sizeable final repayment is often required at maturity. If a borrower lacks refinancing options or the ability to pay, the loan may become delinquent at maturity. Of total commercial real estate and construction loans outstanding at June 30, 2011, $407.0 million are scheduled to mature in the third quarter of 2011, 94% of which were performing at June 30, 2011. In recent quarters, the amount of inflows to nonperforming loans has exceeded delinquent loan levels, particularly in the commercial real estate category, reflecting, in part, loans which cannot be renewed or repaid at maturity may become nonperforming before 90 days past due.

Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure proceedings and are awaiting disposition (“OREO”). Nonperforming loans consist of nonaccrual loans and restructured loans that remain on nonaccrual. We specifically exclude certain restructured loans that accrue interest from our definition of nonperforming loans if the borrower has demonstrated the ability to meet the new terms of the restructuring as evidenced by a minimum of six months of performance in compliance with the restructured terms or if the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. All loans are placed on nonaccrual status when principal or interest payments become 90 days past due or earlier if management deems the collectability of the principal or interest to be in question rather than waiting until the loans become 90 days past due. When interest accruals are discontinued, accrued but uncollected interest is reversed reducing interest income. Subsequent receipts on nonaccrual loans are recorded in the financial statements as a reduction of principal, and interest income is only recorded on a cash basis after principal recovery is reasonably assured. Classification of a loan as nonaccrual does not necessarily preclude the ultimate collection of loan principal and/or interest.

Foreclosed assets represent property acquired as the result of borrower defaults on loans secured by a mortgage on real property. Foreclosed assets are recorded at the lesser of current carrying value or estimated fair value, less estimated selling costs at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On a periodic basis, the carrying values of these properties are adjusted based upon new appraisals and/or market indications. Write-downs are recorded for subsequent declines in net realizable value and are included in non-interest expense along with other expenses related to maintaining the properties. Nonperforming assets, including nonperforming loans, are presented in Tables 13 through 15. Additional information on our OREO is presented in Tables 18 through 20.

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of concessionary reduction in interest rate, extension of the maturity date, reduction in the principal balance, or other action intended to minimize potential losses that would otherwise not be considered in order to improve our ultimate recovery on the loan. Concessionary modifications are accounted for as troubled debt restructurings. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. We may utilize a multiple note structure as a workout alternative for certain loans. The multiple note typically bifurcates a troubled loan into two notes, where the first note is reasonably assured of repayment and performance according to the prudently modified terms and the portion of the troubled loan that is not reasonably assured of repayment is charged-off. Troubled debt restructurings accrue interest as long as the borrower complies with the revised terms and conditions and has historically demonstrated repayment performance at a level commensurate with the modified terms; otherwise, the restructured loan will be classified as nonaccrual. In general, troubled debt restructurings that are accruing interest are loans that were modified to extend the maturity date. Restructured loans accruing interest were $124.6 million at June 30, 2011, compared to $87.6 million at December 31, 2010. Of the restructured loans added during the second quarter of 2011, 80% were from commercial loan relationships. The composition of our restructured loans accruing interest by loan category and our recorded investment is presented in Tables 13 and 16.

Total nonperforming assets decreased by $163,000 from $454.6 million at December 31, 2010 to $454.4 million at June 30, 2011. During the six-month period, total nonperforming loans decreased by $35.4 million, while total OREO increased $35.3 million. Inflows to nonperforming loans were more than offset by problem loan resolutions and charge-offs during the first six months of the year. Nonperforming assets were 3.75% of total assets at June 30, 2011, compared to 3.65% at December 31, 2010.

Our efforts to dispose of nonperforming and problem assets may be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, activity levels in the real estate market and real estate inventory coming into the market for sale. OREO is likely to remain elevated as nonperforming commercial real estate loans continue to move through the collection process.

Nonperforming loans were $330.4 million at June 30, 2011, down 10% from $365.9 million at December 31, 2010. As shown in Table 15 providing nonperforming loan stratification by size, seven nonperforming loans in excess of $10.0 million comprised 29% of our total nonperforming loans at June 30, 2011. Two-thirds of our total nonperforming loans are commercial real estate and construction loans.

The following table breaks down our loan portfolio at June 30, 2011 between performing, delinquent and nonperforming status.

Table 12

Delinquency Analysis

(Dollars in thousands)

	Current	Delinquent			Nonaccrual	Total Loans
		30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing

Loan Balances:
Commercial	$4,915,061	$1,723	$3,978	$—	$61,397	$4,982,159
Commercial real estate	2,391,727	3,384	10,292	—	183,015	2,588,418
Construction	328,921	—	—	—	37,140	366,061
Residential real estate	281,362	392	1,000	—	18,496	301,250
Personal and home equity	400,263	2,803	1,288	—	30,400	434,754

Total loans	$8,317,334	$8,302	$16,558	$—	$330,448	$8,672,642

% of Loan Balance:
Commercial	98.66%	0.03%	0.08%	—%	1.23%	100.00%
Commercial real estate	92.40%	0.13%	0.40%	—%	7.07%	100.00%
Construction	89.85%	—%	—%	—%	10.15%	100.00%
Residential real estate	93.40%	0.13%	0.33%	—%	6.14%	100.00%
Personal and home equity	92.07%	0.64%	0.30%	—%	6.99%	100.00%

Total loans	95.90%	0.10%	0.19%	—%	3.81%	100.00%

The following provides a comparison of our nonperforming assets, restructured loans still accruing interest and past due loans for the past five periods.

Table 13

Nonperforming Assets, Restructured and Past Due Loans

(Dollars in thousands)

	2011		2010
	June 30	March 31	December 31	September 30	June 30
Nonaccrual loans:
Commercial	$61,397	$78,031	$82,146	$87,800	$90,364
Commercial real estate	183,015	191,334	202,724	213,975	214,365
Construction	37,140	41,643	33,403	33,589	37,859
Residential real estate	18,496	16,869	14,841	9,101	9,717
Personal and home equity	30,400	29,055	32,766	26,691	17,874

Total nonaccrual loans	330,448	356,932	365,880	371,156	370,179

90 days past due loans (still accruing interest)	—	—	—	—	—

Total nonperforming loans	330,448	356,932	365,880	371,156	370,179
Foreclosed real estate (“OREO”)	123,997	93,770	88,728	90,944	68,693

Total nonperforming assets	$454,445	$450,702	$454,608	$462,100	$438,872

Restructured loans accruing interest:
Commercial	$58,033	$15,050	$8,017	$2,422	$500
Commercial real estate	42,016	67,420	60,019	27,601	3,530
Construction	9,012	3,094	4,348	—	—
Residential real estate	1,167	796	798	—	—
Personal and home equity	14,386	14,535	14,394	23,374	—

Total restructured loans accruing interest	$124,614	$100,895	$87,576	$53,397	$4,030

30-89 days past due loans	$24,860	$45,167	$48,697	$47,700	$52,135
Nonperforming loans to total loans (excluding covered assets)	3.81%	3.95%	4.01%	4.13%	4.18%
Nonperforming loans to total assets	2.73%	2.86%	2.94%	2.95%	2.94%
Nonperforming assets to total assets	3.75%	3.61%	3.65%	3.67%	3.48%
Allowance for loan losses as a percent of nonperforming loans	62%	61%	61%	60%	63%

The following two tables present changes in our nonperforming loans and loans classified as restructured loans accruing interest portfolio for the past five periods.

Table 14

Nonperforming Loans Rollforward

(Dollars in thousands)

	2011		2010
	June 30	March 31	December 31	September 30	June 30
Balance at beginning of year	$356,932	$365,880	$371,156	$370,179	$381,207
Additions:
New nonaccrual loans	110,438	95,275	108,526	123,557	130,400
Reductions:
Return to performing status	(2,781)	(11,059)	(6,564)	(5,969)	(17,984)
Paydowns and payoffs, net	(7,941)	(16,301)	(18,852)	(18,208)	(33,733)
Net sales	(38,129)	(11,288)	(10,595)	(3,200)	(8,043)
Transfer to OREO	(49,667)	(23,655)	(39,795)	(44,979)	(31,480)
Charge-offs, net	(38,404)	(41,920)	(37,996)	(50,224)	(50,188)

Total reductions	(136,922)	(104,223)	(113,802)	(122,580)	(141,428)

Balance at end of period	$330,448	$365,932	$365,880	$371,156	$370,179

Table 14.1

Restructured Loans Accruing Interest Rollforward

(Dollars in thousands)

	2011		2010
	June 30	March 31	December 31	September 30	June 30
Balance at beginning of year	$100,895	$87,576	$53,397	$4,030	$3,840
Additions:
New restructured loans accruing interest	54,656	19,328	45,582	49,404	—
Advances	—	—	1,215	—	190
Reductions:
Paydowns and payoffs	(21,007)	(1,535)	(181)	(37)	—
Move to nonperforming loans	(9,930)	(4,474)	(12,437)	—	—

Balance at end of period	$124,614	$100,895	$87,576	$53,397	$4,030

The following table presents the stratification of our nonperforming loans as of June 30, 2011 and December 31, 2010.

Table 15

Nonperforming Loans Stratification

(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of June 30, 2011

Amount:
Commercial	$35,062	$9,763	$3,201	$2,260	$11,111	$61,397
Commercial real estate	36,600	33,966	35,122	29,486	47,841	183,015
Construction	12,490	5,351	4,808	5,226	9,265	37,140
Residential real estate	—	—	7,789	—	10,707	18,496
Personal and home equity	11,040	—	—	2,165	17,195	30,400

Total nonaccrual loans	$95,192	$49,080	$50,920	$39,137	$96,119	$330,448

Number of Borrowers:
Commercial	3	1	1	1	38	44
Commercial real estate	2	6	9	14	83	114
Construction	1	1	1	2	14	19
Residential real estate	—	—	2	—	19	21
Personal and home equity	1	—	—	1	40	42

Total	7	8	13	18	194	240

As of December 31, 2010

Amount:
Commercial	$44,249	$6,051	$8,420	$7,861	$15,565	$82,146
Commercial real estate	—	61,718	52,856	33,912	54,238	202,724
Construction	—	11,733	4,434	8,383	8,853	33,403
Residential real estate	—	—	4,790	—	10,051	14,841
Personal and home equity	15,491	—	4,419	1,932	10,924	32,766

Total nonaccrual loans	$59,740	$79,502	$74,919	$52,088	$99,631	$365,880

Number of Borrowers:
Commercial	3	1	2	3	50	59
Commercial real estate	—	9	13	16	92	130
Construction	—	2	1	4	14	21
Residential real estate	—	—	1	—	17	18
Personal and home equity	1	—	1	1	28	31

Total	4	12	18	24	201	259

The following table presents the stratification of our restructured loans accruing interest as of June 30, 2011 and December 31, 2010.

Table 16

Restructured Loans Accruing Interest Stratification

(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of June 30, 2011

Amount:
Commercial	$32,780	$14,313	$3,462	$1,734	$5,744	$58,033
Commercial real estate	21,435	5,207	8,152	1,985	5,237	42,016
Construction	—	5,936	3,076	—	—	9,012
Residential real estate	—	—	—	—	1,167	1,167
Personal and home equity	12,886	—	—	—	1,500	14,386

Total nonaccrual loans	$67,101	$25,456	$14,690	$3,719	$13,648	$124,614

Number of Borrowers:
Commercial	2	2	1	1	13	19
Commercial real estate	1	1	3	1	9	15
Construction	—	1	1	—	—	2
Residential real estate	—	—	—	—	3	3
Personal and home equity	1	—	—	—	5	6

Total	4	4	5	2	30	45

As of December 31, 2010

Amount:
Commercial	$—	$—	$—	$4,553	$3,464	$8,017
Commercial real estate	36,409	5,250	7,064	4,662	6,634	60,019
Construction	—	—	3,112	—	1,236	4,348
Residential real estate	—	—	—	—	798	798
Personal and home equity	13,114	—	—	—	1,280	14,394

Total nonaccrual loans	$49,523	$5,250	$10,176	$9,215	$13,412	$87,576

Number of Borrowers:
Commercial	—	—	—	2	7	9
Commercial real estate	2	1	2	2	9	16
Construction	—	—	1	—	1	2
Residential real estate	—	—	—	—	1	1
Personal and home equity	1	—	—	—	1	2

Total	3	1	3	4	19	30

The Company has adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that exhibit acceptable financial performance, cash flow, and leverage. We attempt to mitigate risk by structure, collateral, monitoring, or other meaningful controls.

Credits rated 6 are considered special mention as these credits demonstrate potential weakness that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity, or other credit concerns.

Potential problem loans are loans that we have identified as performing in accordance with contractual terms, but for which management has some level of concern about the ability of the borrowers to meet existing repayment terms in future periods. These loans have a risk rating of 7 but are not classified as nonaccrual. The ultimate collection of these loans is questionable due to the same conditions that characterize a 6 rated credit. These credits may also be considered inadequately protected by the current net worth and/or paying capacity of the obligor or guarantors or the collateral pledged. These loans generally have a well-defined weakness or weaknesses that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Because many of the potential problem loans are commercial real estate-related, a highly-stressed loan sector, and because the potential problem loan population contains some larger-sized credits, our total nonperforming loans may fluctuate over the next several quarters as we continue to execute remediation plans and work through the credit cycle. Potential problem loans as of June 30, 2011 are included in Table 17.

Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem, and nonperforming loans are reviewed at minimum on a quarterly basis, while all other rated credits are reviewed annually or as the situation warrants.

The following table presents the credit quality of our loan portfolio as of June 30, 2011 and December 31, 2010, segmented by our transformational and legacy portfolios. We have reduced the level of problem assets in every category, with an overall reduction of 25% from December 31, 2010. Legacy loans, which now represent less than one-third of our total loan portfolio, decreased by $534.5 from December 31, 2010, with a $302.1 million reduction in second quarter 2011.

Table 17

Credit Quality

(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of June 30, 2011
Transformational
Commercial	$23,805	0.5	$141,998	3.2	$48,429	1.1	$4,459,172
Commercial real estate	73,216	5.7	71,531	5.6	38,208	3.0	1,274,904
Construction	14,171	6.2	15,243	6.7	12,580	5.5	229,184
Residential real estate	1,205	1.1	6,055	5.7	306	0.3	105,406
Home equity	—	—	346	0.9	—	—	39,110
Personal	—	—	810	0.6	365	0.3	128,648

Total transformational	$112,397	1.8	$235,983	3.8	$99,888	1.6	$6,236,424

Legacy
Commercial	$10,326	2.0	$29,784	5.7	$12,968	2.5	$522,987
Commercial real estate	95,038	7.2	100,943	7.7	144,807	11.0	1,313,514
Construction	—	—	3,076	2.2	24,560	17.9	136,877
Residential real estate	7,069	3.6	10,683	5.5	18,190	9.3	195,844
Home equity	1,536	1.0	10,501	6.9	12,706	8.4	151,581
Personal	1,047	0.9	1,049	0.9	17,329	15.0	115,415

Total legacy	$115,016	4.7	$156,036	6.4	$230,560	9.5	$2,436,218

Total	$227,413	2.6	$392,019	4.5	$330,448	3.8	$8,672,642

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of December 31, 2010
Transformational
Commercial	$85,039	2.0	$121,816	2.8	$51,097	1.2	$4,280,467
Commercial real estate	87,495	6.8	125,497	9.7	10,309	0.8	1,295,380
Construction	37,590	11.7	21,774	6.8	105	*	320,151
Residential real estate	1,214	1.4	5,888	6.8	35	*	86,473
Home equity	—	—	346	1.2	—	—	28,356
Personal	—	—	1,280	1.0	—	—	132,813

Total transformational	$211,338	3.4	$276,601	4.5	$61,546	1.0	$6,143,640

Legacy
Commercial	$26,891	4.3	$52,013	8.2	$31,049	4.9	$632,410
Commercial real estate	115,577	7.4	134,545	8.6	192,415	12.3	1,562,789
Construction	30,325	14.4	23,345	11.1	33,298	15.8	210,582
Residential real estate	8,748	3.8	9,213	4.0	14,806	6.4	232,673
Home equity	3,757	2.2	10,926	6.5	8,195	4.9	168,823
Personal	2,198	1.3	947	0.6	24,571	15.0	163,440

Total legacy	$187,496	6.3	$230,989	7.8	$304,334	10.2	$2,970,717

Total	$398,834	4.4	$507,590	5.6	$365,880	4.0	$9,114,357

*	Less than 0.1%

Foreclosed real estate

Foreclosed real estate (“OREO”) totaled $124.0 million at June 30, 2011, compared to $88.7 million at December 31, 2010, and is comprised of 385 properties. The increase in OREO properties reflects our efforts to move problem loans through the credit management collection process by means of foreclosure or other resolution strategy to gain control of the real estate collateral for ultimate sale. Given current economic conditions and the difficult real estate market, the time required to sell these properties in an orderly fashion has increased, and OREO is likely to remain elevated as nonperforming commercial real estate loans continue to move through the collection process. Table 18 presents a rollforward of OREO for the quarters and six months ended June 30, 2011 and 2010. Table 19 presents the composition of OREO properties at June 30, 2011 and December 31, 2010 and Table 20 presents OREO property by geographic location at June 30, 2011 and December 31, 2010.

Table 18

OREO Rollforward

(Dollars in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$93,770	$60,755	$88,728	$41,497
New foreclosed properties	49,667	31,688	73,328	55,823
Valuation adjustments	(5,483)	(2,108)	(10,245)	(3,209)

Disposals:
Sale proceeds	(13,615)	(21,514)	(25,892)	(25,456)
Net (loss) gain on sale	(342)	(128)	(1,922)	38

Ending balance	$123,997	$68,693	$123,997	$68,693

Table 19

OREO Properties by Type

(Dollars in thousands)

	June 30, 2011		December 31, 2010
	Number of Properties	Amount	Number of Properties	Amount
Single family home	61	$24,081	24	$21,534
Land parcels	285	58,403	320	34,122
Multi-family units	14	14,393	14	6,061
Office/industrial	21	18,938	20	26,511
Retail	4	8,182	1	500

Total OREO properties	385	$123,997	379	$88,728

Table 20

OREO Property Type by Location

(Dollars in thousands)

	Illinois	Georgia	Michigan	South Eastern(1)	Other	Total
As of June 30, 2011
Single family homes	$19,628	$1,259	$2,504	$690	$—	$24,081
Land parcels	36,846	3,496	3,188	8,837	6,036	58,403
Multi-family	12,116	—	2,277	—	—	14,393
Office/industrial	9,099	1,044	1,483	3,772	3,540	18,938
Retail	7,290	892	—	—	—	8,182

Total OREO properties	$84,979	$6,691	$9,452	$13,299	$9,576	$123,997

As of December 31, 2010
Single family homes	$14,943	$139	$6,194	$—	$258	$21,534
Land parcels	10,874	4,772	3,626	10,396	4,454	34,122
Multi-family	5,166	—	895	—	—	6,061
Office/industrial	13,505	1,104	3,787	4,573	3,542	26,511
Retail	500	—	—	—	—	500

Total OREO properties	$44,988	$6,015	$14,502	$14,969	$8,254	$88,728

(1)	Represents the southeastern states of Arkansas and Florida.

At June 30, 2011, OREO land parcels, currently a fairly illiquid asset class, consisted of 285 properties and represented the largest portion of OREO at 47% of the total OREO carrying value with a single property located in Arkansas, valued at $8.8 million. Office/industrial properties represented 15% of the total OREO carrying value and consisted of 21 properties. Single family homes represented 19% of the total OREO carrying value and consisted of 61 properties. Of the total OREO properties at June 30, 2011, 69% were located in Illinois, 5% in Georgia, 8% in Michigan, 7% in Arkansas and 11% in other states.

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

When collateral-dependent real estate loans are determined to be impaired, updated appraisals are typically obtained every twelve months and evaluated internally at least every six months. In addition, both borrower and market-specific factors are taken into consideration, which may result in obtaining more frequent appraisal updates or broker-price opinions. Appraisals are typically conducted by third party independent appraisers under internal direction and engagement. Any appraisal with a value in excess of $250,000 is internally reviewed. Appraisals received with a value in excess of $1.0 million may be sent to an outside technical review firm if appropriate. Both levels of review involve a scope appropriate for the complexity and risk associated with the loan and its collateral. We consider other factors or recent developments which could adjust the valuations indicated in the appraisals or internal reviews. As of June 30, 2011, the average appraisal age used in the impaired loan valuation process was approximately 150 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at year-end is not material to the overall reserve. In situations such as this, we establish a probable impairment reserve for the account based on our experience in the related asset class and type.

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. The methodology takes into account at a product level the originating line of business and vintage (transformational or legacy), the origination year, the risk rating migration of the note, and historical default and loss history of similar products. Using this information, the methodology produces a range of possible reserve amounts by product type. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model as well as market and economic data and management judgment. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve is outside the range determined through the framework. In our evaluation of the adequacy of the allowance at June 30, 2011, we considered a number of factors for each product that included, but were not limited to, the following: for the commercial portfolio, the pace of growth in the commercial loan sector, the existence of larger individual credits and specialized industry concentrations, the more unseasoned nature of this growing transformational portfolio and general macroeconomic indicators such as GDP and employment trends; for the commercial real estate portfolio, the potential impact of general commercial real estate trends, occupancy and leasing rate trends, the frequency of default in more recent years, and charge-off severity and collateral value changes; for the construction portfolio, delinquency rates, industry experience on construction loan losses, construction spending rates, and for the residential, home equity, and personal portfolios, home price indices and sales volume, vacancy rates, delinquency rates and general economic conditions which impact these products.

The establishment of the allowance for loan losses involves a high degree of judgment and includes an inherent level of imprecision given the difficulty of identifying all the factors impacting loan repayment and the timing of when losses actually occur. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including, but not limited to, client performance, the economy, changes in interest rates and property values, and the interpretation by regulatory authorities of loan classifications.

Although we determine the amount of each element of the allowance separately and consider this process to be an important credit management tool, the entire allowance for loan losses is available for the entire loan portfolio.

Management evaluates the adequacy of the allowance for loan losses and reviews the allowance for loan losses and the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of June 30, 2011, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including those not yet identifiable).

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

Table 21

Quarterly Allowance for Loan Losses

and Summary of Loan Loss Experience

(Dollars in thousands)

	Quarters ended
	2011		2010
	June 30	March 31	December 31	September 30	June 30
Change in allowance for loan losses:
Balance at beginning of period	$218,237	$222,821	$223,392	$232,411	$236,851
Loans charged-off:
Commercial	(10,512)	(4,200)	(3,050)	(2,541)	(8,440)
Commercial real estate	(25,402)	(29,409)	(21,909)	(31,809)	(24,956)
Construction	(8,275)	(62)	(1,709)	(4,882)	(10,644)
Residential real estate	(186)	(386)	(544)	(1,715)	(886)
Home equity	(508)	(1,447)	(1,234)	(736)	(651)
Personal	(434)	(6,787)	(8,602)	(8,939)	(6,346)

Total charge-offs	(45,317)	(42,291)	(37,048)	(50,622)	(51,923)

Recoveries on loans previously charged-off:
Commercial	707	465	1,243	730	664
Commercial real estate	511	272	75	304	896
Construction	56	97	274	131	444
Residential real estate	40	2	12	4	11
Home equity	15	10	79	9	3
Personal	312	155	259	394	73

Total recoveries	1,641	1,001	1,942	1,572	2,091

Net charge-offs	(43,676)	(41,290)	(35,106)	(49,050)	(49,832)
Provisions charged to operating expense	31,725	36,706	34,535	40,031	45,392

Balance at end of period	$206,286	$218,237	$222,821	$223,392	$232,411

Total loans, excluding covered assets at period-end	$8,672,642	$9,037,067	$9,114,357	$8,992,129	$8,851,439

Allowance as a percent of loans at period-end	2.38%	2.41%	2.44%	2.48%	2.63%

Average loans, excluding covered assets	$8,981,987	$9,162,389	$9,037,538	$8,923,922	$8,934,421
Ratio of net charge-offs (annualized) to average loans outstanding for the period	1.95%	1.83%	1.54%	2.17%	2.24%

Our allowance for loan losses declined $16.5 million from $222.8 million at December 31, 2010 to $206.3 million at June 30, 2011. The decrease in the allowance is primarily the result of an improved credit risk profile for the performing portfolio as reflected in the decreased levels of special mention and potential problem loans at June 30, 2011 and trending lower over the past several quarters. The ratio of the allowance for loan losses to total loans (excluding covered assets) was 2.38% at June 30, 2011, down slightly from 2.44% as of December 31, 2010. The loan loss allowance as a percentage of nonperforming loans was 62% compared to the December 31, 2010 level of 61%. The provision for loan losses was $68.4 million for the six months ended June 30, 2011, compared to $117.5 million in the prior year period.

For the second quarter 2011, net charge-offs totaled $43.7 million as compared to $41.3 million in the first quarter 2011 and $49.8 million in the second quarter 2010. Continued high levels of charge-offs reflect real estate collateral values, particularly land values, which have remained low. Commercial real estate comprised 57% of net charge-offs in the second quarter, reflecting the challenging market conditions associated with these loan types.

The following table presents our allocation of the allowance for loan losses by specific category at the dates shown.

Table 22

Allocation of Allowance for Loan Losses

(Dollars in thousands)

	As of June 30, 2011			As of December 31, 2010
	Amount	% of Total Allowance	% of Loan Balance	Amount	% of Total Allowance	% of Loan Balance
General allocated reserve:
Commercial	$46,000	22	0.9	$52,100	23	1.1
Commercial real estate	67,000	32	2.6	72,850	33	2.5
Construction	9,600	5	2.6	16,000	7	3.0
Residential real estate	5,400	3	1.8	4,275	2	1.3
Home equity	3,500	2	1.8	3,150	1	1.6
Personal	3,100	2	1.3	3,475	2	1.2

Total allocated	134,600	66	1.6	151,850	68	1.7
Specific reserve	71,686	34	n/m	70,971	32	n/m

Total	$206,286	100	2.4	$222,821	100	2.4

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance decreased by $17.3 million during first six months of 2011, from $151.9 million at December 31, 2010 to $134.6 million at June 30, 2011. The reduction in the general allocated reserve was primarily influenced by the improved risk profile of the performing portfolio during the year, as exposure in special mention and potential problem loans declined. Also, the portfolio is becoming more weighted in transformational and commercial loans, where our historical credit performance has been significantly better, and less weighted in legacy and commercial real estate loans, where historical performance has been weaker. This changing mix positively impacts reserve requirements, based on our historical loss experience.

The allocated reserve for our commercial real estate and construction portfolios, which represented 57% of our total allocated reserve at June 30, 2011, declined $12.3 million, or 14%, from December 31, 2010. The decrease in this allocation is primarily due to a lower balance of loans in the commercial real estate and construction sectors at the end of the second quarter as compared to December 31, 2010. The combined coverage ratio of the allocated reserve for these portfolios was 2.6% at June 30, 2011 and December 31, 2010.

Specific Component of the Allowance

At June 30, 2011, the specific component of the allowance slightly increased by $715,000 to $71.7 million from $71.0 million at December 31, 2010. The specific reserve requirements are primarily influenced by new loan additions to nonperforming status, as well as changes to collateral values. Our impaired loans are primarily collateral-dependent with such loans totaling $390.1 million of the total $455.1 million in impaired loans at June 30, 2011.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. At June 30, 2011, our reserve for unfunded commitments declined $1.1 million from December 31, 2010 to $7.0 million as a result of an improved risk profile of the portfolio. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $3.8 billion and $3.9 billion at June 30, 2011 and 2010, respectively.

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

The carrying amounts of covered assets are presented in the following table:

Table 23

Covered Assets

(Amounts in thousands)

	June 30, 2011	December 31, 2010
Commercial loans	$38,274	$44,812
Commercial real estate loans	176,702	189,194
Residential mortgage loans	53,629	56,748
Consumer installment and other loans	7,762	9,129
Foreclosed real estate	25,561	32,155
Assets in lieu	—	469
Estimated loss reimbursement by the FDIC	44,524	64,703

Total covered assets	346,452	397,210
Allowance for covered asset losses	(16,904)	(15,334)

Net covered assets	$329,548	$381,876

Total covered assets decreased by $50.8 million, or 9%, from $397.2 million at December 31, 2010 to $346.4 million at June 30, 2011. The reduction is primarily attributable to $29.5 million in principal paydowns, net of advances, as well as the resulting impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, the estimated loss reimbursement by the FDIC (“the FDIC indemnification receivable”) further contributed to the reduction as a result of loss claims paid by the FDIC. The allowance for covered loan losses increased by $1.6 million to $16.9 million at June 30, 2011 from $15.3 million at December 31, 2010, reflecting a further credit deterioration in expected cash flows on certain pools of covered loans since the date of acquisition. Of the total increase in the allowance for covered loan losses, 80% was offset through the FDIC indemnification receivable and the remaining 20% representing the non-reimbursable portion of the loss share agreement recognized as a charge to provision for loan and covered loan losses on the Consolidated Statements of Income. As of June 30, 2011, the FDIC had reimbursed the Company $78.4 million in losses under the loss share agreements.

The following table presents covered loan delinquencies and nonperforming covered assets as of June 30, 2011 and December 31, 2010 and excludes purchased impaired loans which are accounted for on a pool basis. Since each purchased impaired pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because we are recognizing interest income on each pool of such loans, they are all considered to be performing. Covered assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

Table 24

Past Due Covered Loans and Nonperforming Covered Assets

(Amounts in thousands)

	June 30, 2011	December 31, 2010
30-59 days past due	$7,143	$5,885
60-89 days past due	566	2,853
90 days or more past due and still accruing	—	—
Nonaccrual	17,247	16,357

Total past due and nonperforming covered loans	24,956	25,095
Foreclosed real estate	25,561	32,155

Total past due and nonperforming covered assets	$50,517	$57,250

FUNDING AND LIQUIDITY MANAGEMENT

We have implemented various policies to manage our liquidity position in order to meet our cash flow requirements and maintain sufficient capacity to meet our clients’ needs and accommodate fluctuations in asset and liability levels due to changes in our business operations as well as unanticipated events. We also have in place contingency funding plans designed to allow us to operate through a period of stress when access to normal sources of funding may be constrained. As part of our asset/liability management strategy, we utilize a variety of funding sources in an effort to optimize the balance of duration risk, cost, liquidity risk and contingency planning.

The Bank’s principal sources of funds are client deposits, including large institutional deposits, wholesale market-based borrowings, capital contributions by the parent company, and cash from operations. The Bank’s principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage interest rate and liquidity risk. The primary sources of funding for the holding company include dividends when received from its bank subsidiary, and proceeds from the issuance of senior, subordinated and convertible debt, as well as equity. Primary uses of funds for the parent company include repayment of maturing debt, interest paid to our debt holders, dividends paid to stockholders, and capital contributions to the Bank.

We consider client deposits our core funding source. At June 30, 2011, 81% of our total assets were funded by client deposits, compared to 80% at December 31, 2010. We define client deposits as all deposits other than traditional brokered deposits and non-client CDARS®. Time deposits are included as client deposits since these deposits have historically not been volatile deposits for us. The level of client deposits may fluctuate based on client needs, seasonality and other economic or market factors. We have benefited in recent quarters from relatively high client liquidity levels. We expect overall liquidity in the banking system to remain high until economic recovery and market factors improve.

Our client deposits are relatively concentrated given the nature of our business model. We take deposit concentration risk into account in managing our liquid asset levels. Liquid assets refer to cash on hand, federal funds sold, as well as available-for-sale securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and certain deposits that require collateral. Net liquid assets at the Bank were $2.0 billion and $1.8 billion at June 30, 2011 and December 31, 2010, respectively. We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, selectively purchase securities and investments and opportunistically pay down wholesale funds.

While we first look toward internally generated deposits as our funding source, we utilize wholesale funding, including brokered deposits, as needed to enhance liquidity and to fund asset growth. Brokered deposits are deposits that are sourced from external and unrelated financial institutions by a third party. This funding requires advance notification to structure the type of deposit desired by the Bank. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. Our asset/liability management policy currently limits our use of brokered deposits, excluding reciprocal CDARS®, to levels no more than 25% of total deposits, and total brokered deposits to levels no more than 40% of total deposits.

Net cash provided by operating activities was $124.2 million for the six months ended June 30, 2011, compared to $77.7 million for the six months ended June 30, 2010. Net cash provided by investing activities was $208.1 million for the six months ended June 30, 2011, compared to net cash used in investing activities of $292.9 million for the prior year period. Net cash used in financing activities for the six months ended June 30, 2011 was $368.6 million, compared to net cash provided by financing activities of $557.9 million for the prior year period.

For information regarding our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Securities Portfolio.”

Deposits

Middle-market commercial client relationships from a diversified industry base in our markets are the primary source of our deposit base. Due to our middle-market commercial banking focused business model, our client deposit base provides access to larger deposit balances that result in a concentrated deposit base. The deposits are held in different deposit products such as interest-bearing and non-interest bearing demand deposits, CDARS®, savings and money market accounts. The following table provides a comparison of deposits by category for the periods presented.

Table 25

Deposits

(Dollars in thousands)

	As of
	June 30, 2011	% of Total	December 31, 2010	% of Total	% Change

Non-interest bearing deposits	$2,527,230	24.7	$2,253,661	21.4	12.1
Interest-bearing deposits	531,107	5.2	616,761	5.9	-13.9
Savings deposits	202,427	2.0	190,685	1.8	6.2
Money market accounts	4,294,870	41.9	4,631,138	43.9	-7.3
Brokered deposits:
Traditional	277,628	2.7	329,107	3.1	-15.6
Client CDARS® (1)	956,094	9.3	852,458	8.1	12.2
Non-client CDARS® (1)	108,700	1.1	269,262	2.6	-59.6

Total brokered deposits	1,342,422	13.1	1,450,827	13.8	-7.5
Time deposits	1,336,212	13.1	1,392,357	13.2	-4.0

Total deposits	$10,234,268	100.0	$10,535,429	100.0	-2.9

Client deposits (2)	$9,847,940		$9,937,060		-0.9

(1)

The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships. These deposits are classified as brokered deposits for regulatory deposit purposes; however, we classify certain of these deposits as client CDARS® due to the source being our client relationships and are, therefore, not traditional ‘brokered’ deposits. We also participate in a non-client CDARS® program that is more like a traditional brokered deposit program.

(2)	Total deposits, net of traditional brokered deposits and non-client CDARS®.

Total deposits at June 30, 2011 decreased by $301.2 million from year-end 2010 as non-client CDARS® and money markets declined, partially offset by increased balances in non-interest bearing deposits. Client deposits decreased by $89.1 million to $9.8 billion at June 30, 2011 compared to $9.9 billion at December 31, 2010. Non-interest bearing deposits at June 30, 2011 were 25% of total deposits, an increase from 21% at December 31, 2010.

In response to the provision of the Dodd-Frank Act requiring repeal of the regulatory prohibition on payment of interest on commercial demand deposits effective in July 2011, we plan to begin offering an interest bearing checking account for business customers in the third quarter of 2011. However, we do not expect this change will have a material effect on our deposit mix, or our cost of funds, in a low rate environment.

Brokered deposits totaled $1.3 billion at June 30, 2011, decreasing $108.4 million from December 31, 2010 due to decreases in both traditional brokered deposits and non-client CDARS® deposits. Brokered deposits include $1.1 billion in CDARS®, of which $956.1 million are client-related CDARS®. Brokered deposits, excluding client CDARS®, declined by $212.0 million during the first half of 2011 and were 4% of total deposits at June 30, 2011 compared to 6% at December 31, 2010. Consistent with our funding needs, during the second quarter 2011, we elected not to replace certain maturing non-client CDARS® and brokered deposits in light of declines in loan balances during the quarter.

The following tables present our brokered and time deposits as of June 30, 2011, which are expected to mature during the period specified.

Table 26

Scheduled Maturities of Brokered and Time Deposits

(Dollars in thousands)

	Brokered Deposits	Time Deposits	Total
Year ending December 31, 2011:
Third quarter	573,629	346,517	920,146
Fourth quarter	353,727	282,319	636,046
2012	380,002	497,688	877,690
2013	28,970	68,242	97,212
2014	4,534	29,489	34,023
2015	1,560	105,304	106,864
2016 and thereafter	—	6,653	6,653

Total	$1,342,422	$1,336,212	$2,678,634

Table 27

Maturities of Time Deposits of $100,000 or More (1)

(Dollars in thousands)

June 30, 2011
Maturing within 3 months	$838,678
After 3 but within 6 months	567,792
After 6 but within 12 months	558,719
After 12 months	377,929

Total	$2,343,118

(1)	Includes brokered deposits.

Over the past several years in the generally low interest rate environment, our clients have tended to keep the maturities of their deposits short and short-term certificates of deposit have generally been renewed on terms and with maturities of similar duration. In the event that time deposits are not renewed, we expect to replace those deposits with traditional deposits, brokered deposits, or borrowed money sufficient to meet our funding needs.

Short-term Borrowings and Long-term Debt

Short-term borrowings, which at June 30, 2011 consisted solely of FHLB advances that mature in one year or less, decreased by $55.3 million to $63.3 million at June 30, 2011 from $118.6 million at December 31, 2010, as maturities were repaid. Scheduled maturities of short-term borrowings during third quarter 2011 total $34.0 million. Over the past three years, we merged into The PrivateBank former bank subsidiaries that were member banks of the FHLB system. The PrivateBank is currently not a member bank and until it becomes a member, does not have access to additional FHLB borrowings. Advances prior to the bank mergers remain outstanding until maturity. In order to increase our access to liquidity, we are in the process of becoming a member of the FHLB Chicago and expect to establish availability of additional FHLB borrowings as a potential funding source in the second half of 2011. We may also liquidate investment securities and redeploy funds as needed.

The following table provides a comparison of short-term borrowings by category for the periods presented.

Table 28

Summary of Short-term Borrowings

(Dollars in thousands)

	June 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Federal Home Loan Bank (“FHLB”) advances	63,311	4.25%	117,620	2.40%
Other	—	—	941	—

Total short-term borrowings	$63,311		$118,561

Unused overnight fed funds availability (1)	115,000		95,000
Borrowing capacity through the FRB discount window’s primary credit program (2)	1,071,093		536,836
Weighted average remaining maturity of FHLB advances at quarter-end (in months)	3.9		3.9

(1)	Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability.
(2)	Includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

Long-term debt which is comprised of junior subordinated debentures, a subordinated debt facility and the long-term portion of FHLB advances, decreased by $5.0 million to $409.8 million at June 30, 2011 from $414.8 million at December 31, 2010. Of the $409.8 million in long-term debt, $45.0 million represents the long-term portion in FHLB advances. The reduction in long-term debt was attributable to FHLB advance activity with $5.0 million of FHLB advances reclassified from long-term to short-term during the six month period.

In addition to on-balance sheet funding and other liquid assets such as cash and investment securities, the Bank maintains access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day while others require advance notice. Funds that are immediately accessible include Federal Fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Availability of Federal Fund lines fluctuate based on market conditions and counterparty relationship strength. Repurchase agreements (“Repos”) are also an immediate source of funding in which we pledge assets to a counterparty against which we can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer but are regarded as short-term in nature. An additional source of overnight funding is the discount window at the Federal Reserve Bank (“FRB”). We maintain access to the discount window by pledging loans as collateral to the FRB. Funding availability is primarily dictated by the amount of loans pledged, but also impacted by the margin applied to the loans by the FRB. The amount of loans pledged to the FRB can fluctuate due to the availability of loans eligible under the FRB’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria.

Unused overnight Fed Funds borrowings available for use totaled $115.0 million and $95.0 million, respectively, at June 30, 2011 and December 31, 2010. Our total availability of overnight Fed Fund borrowings is not a committed line of credit and is dependent upon lender availability. At June 30, 2011, we also had $1.1 billion in borrowing capacity through the FRB discount window’s primary credit program, which includes federal term auction facilities, compared to $536.8 million at December 31, 2010. Our borrowing capacity under this program, which we regard as a contingent funding source, changes each month subject to pledged collateral availability and FRB discount factors.

CAPITAL

Equity totaled $1.3 billion at June 30, 2011, increasing by $32.7 million from December 31, 2010 and was largely attributable to current year net income.

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

To satisfy safety and soundness standards, banking institutions are expected to maintain capital levels in excess of the regulatory minimums depending on the risk inherent in the balance sheet, regulatory expectations and the changing risk profile of business activities and plans. Under our capital planning policy, we target capital ratios at levels we believe are appropriate based on such risk considerations, taking into account the current operating and economic environment, internal risk guidelines, and our strategic objectives as well as regulatory expectations. At the Bank, primarily due to our credit loss experience and levels of nonperforming loans, our policy currently calls for minimum capital ratios of 8.25% Tier 1 leverage and 12.0% total risk-based capital. We do not currently have plans to raise additional capital in the near term and have not set a timetable for repaying TARP funds.

The following table presents information about our capital measures and the related regulatory capital guidelines.

Table 29

Capital Measurements

(Dollars in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For “Well Capitalized” under FDICIA
	June 30, 2011	December 31, 2010	Ratio	Excess Over Regulatory Minimum at 6/30/11	Ratio	Excess Over Well Capitalized under FDICIA at 6/30/11
Regulatory capital ratios:
Total risk-based capital:
Consolidated	15.12%	14.18%	8.00%	$749,417	na
The PrivateBank	13.26	12.32	na		10.00%	$341,704

Tier 1 risk-based capital:
Consolidated	12.95	12.06	4.00	941,467	na
The PrivateBank	11.08	10.19	na		6.00	532,915

Tier 1 leverage:
Consolidated	11.00	10.78	4.00	866,661	na
The PrivateBank	9.41	9.11	na		5.00	544,717

Other capital ratios (consolidated) (1):
Tier 1 common equity to risk- weighted assets (2)	8.34	7.69
Tangible common equity to tangible assets (2)	7.58	7.10
Tangible equity to tangible assets (2)	9.58	9.04
Tangible equity to risk- weighted assets (2)	10.93	10.08

Total equity to total assets	10.41	9.85

(1)	Ratios are not subject to formal FRB regulatory guidance.

(2)	Ratios are non-U.S. GAAP financial measures. Refer to Table 30, “Non-U.S. GAAP Measures” for a reconciliation to U.S. GAAP presentation.

As of June 30, 2011, all of our $244.8 million of outstanding junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities (“Debentures”) are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under FRB regulations. For a full description of our Debentures and subordinated debt, refer to Notes 9 and 10 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Dividends

We declared dividends of $0.01 per common share during the second quarter of 2011, unchanged from the prior nine quarters. The dividend payout ratio for the quarter ended June 30, 2011 was 12.5%. Although we currently intend to continue to pay dividends on our common stock and our preferred stock at the current levels, there can be no assurance that we will continue to do so.

As a result of our participation in the Troubled Asset Relief Program’s Capital Purchase Program (“TARP CPP”), we are subject to various restrictions on our ability to increase the cash dividends we pay on our common stock above the quarterly rate of $0.075 per share, the rate in effect when our participation in TARP CPP began. We currently provide notice to and obtain approval from the FRB before declaring or paying any dividends. For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the “Supervision and Regulation” and “Risk Factors” sections of our 2010 Annual Report on Form 10-K.

NON-U.S. GAAP MEASURES

This report contains both U.S. GAAP and non-U.S. GAAP based financial measures. These non-U.S. GAAP measures include net interest income, net interest margin, net revenue, operating profit, and efficiency ratio all on a fully taxable-equivalent basis, Tier 1 common equity to risk-weighted assets, tangible common equity to tangible assets, tangible equity to risk-weighted assets, tangible equity to tangible assets, and tangible book value. We believe that presenting these non-U.S. GAAP financial measures will provide information useful to investors in understanding our underlying operational performance, our business, and performance trends and facilitates comparisons with the performance of others in the banking industry.

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

The following table reconciles Non-U.S. GAAP financial measures to U.S. GAAP:

Table 30

Non-U.S. GAAP Measures

(Amounts in thousands except per share data)

(Unaudited)

	Quarters ended
	2011		2010
	June 30	March 31	December 31	September 30	June 30

Taxable-equivalent interest income
U.S. GAAP net interest income	$100,503	$102,553	$100,347	$98,959	$103,332
Taxable-equivalent adjustment	716	790	876	891	924

Taxable-equivalent net interest income (a)	$101,219	$103,343	$101,223	$99,850	$104,256

Average Earnings Assets (b)	$11,916,038	$11,930,751	$11,918,849	$11,938,905	$12,182,872

Net Interest Margin ((a)annualized) / (b)	3.36%	3.46%	3.33%	3.28%	3.39%

Net Revenue
Taxable-equivalent net interest income (a)	$101,219	$103,343	$101,223	$99,850	$104,256
U.S. GAAP non-interest income	21,592	23,627	34,865	23,360	19,953

Net revenue	$122,811	$126,970	$136,088	$123,210	$124,209

Operating Profit
Taxable-equivalent net interest income (a)	$101,219	$103,343	$101,223	$99,850	$104,256
U.S. GAAP non-interest income	21,592	23,627	34,865	23,360	19,953
Less: U.S. GAAP non-interest expense	75,664	75,349	82,148	68,077	76,002

Operating profit	$47,147	$51,621	$53,940	$55,133	$48,207

Efficiency Ratio
U.S. GAAP non-interest expense (c)	$75,664	$75,349	$82,148	$68,077	$76,002
Taxable-equivalent net interest income (a)	$101,219	$103,343	$101,223	$99,850	$104,256
U.S. GAAP non-interest income	21,592	23,627	34,865	23,360	19,953

Net revenue (d)	$122,811	$126,970	$136,088	$123,210	$124,209

Efficiency ratio (c) / (d)	61.61%	59.34%	60.36%	55.25%	61.19%

Non-U.S. GAAP Measures (cont.)

	Six Months Ended June 30,
	2011	2010

Taxable-equivalent interest income
U.S. GAAP net interest income	$203,056	$201,651
Taxable-equivalent adjustment	1,507	1,809

Taxable-equivalent net interest income (a)	$204,563	$203,460

Average Earnings Assets (b)	$11,923,245	$12,028,648

Net Interest Margin ((a) annualized) / (b)	3.41%	3.36%

Net Revenue
Taxable-equivalent net interest income (a)	$204,563	$203,460
U.S. GAAP non-interest income	45,219	35,021

Net revenue	$249,782	$238,481

Operating Profit
Taxable-equivalent net interest income (a)	$204,563	$203,460
U.S. GAAP non-interest income	45,219	35,021
Less: U.S. GAAP non-interest expense	151,013	149,373

Operating profit	$98,769	$89,108

Efficiency Ratio
U.S. GAAP non-interest expense (c)	$151,013	$149,373

Taxable-equivalent net interest income (a)	$204,563	$203,460
U.S. GAAP non-interest income	45,219	35,021

Net revenue (d)	$249,782	$238,481

Efficiency ratio (c) / (d)	60.46%	62.64%

Non-U.S. GAAP Measures (cont.)

	2011		2010
	June 30	March 31	December 31	September 30	June 30

Tier 1 Common Capital
U.S. GAAP total equity	$1,260,648	$1,238,132	$1,227,910	$1,245,139	$1,236,092
Trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: unrealized gains on available for sale securities	32,535	19,121	20,078	48,776	47,758
Less: disallowed deferred tax assets	—	—	5,377	—	6,360
Less: goodwill	94,596	94,609	94,621	94,633	94,646
Less: other intangibles	16,089	16,464	16,840	17,242	17,655

Tier 1 risk-based capital	1,362,221	1,352,731	1,335,787	1,329,281	1,314,466
Less: preferred stock	239,642	239,270	238,903	238,542	238,185
Less: trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: noncontrolling interests	163	105	33	250	179

Tier 1 common capital (e)	$877,623	$868,563	$852,058	$845,696	$831,309

Tangible Common Equity
U.S. GAAP total equity	$1,260,648	$1,238,132	$1,227,910	$1,245,139	$1,236,092
Less: goodwill	94,596	94,609	94,621	94,633	94,646
Less: other intangibles	16,089	16,464	16,840	17,242	17,655

Tangible equity (f)	1,149,963	1,127,059	1,116,449	1,133,264	1,123,791
Less: preferred stock	239,642	239,270	238,903	238,542	238,185

Tangible common equity (g)	$910,321	$887,789	$877,546	$894,722	$885,606

Tangible Assets
U.S. GAAP total assets	$12,115,377	$12,497,442	$12,465,621	$12,583,965	$12,611,040
Less: goodwill	94,596	94,609	94,621	94,633	94,646
Less: other intangibles	16,089	16,464	16,840	17,242	17,655

Tangible assets (h)	$12,004,692	$12,386,369	$12,354,160	$12,472,090	$12,498,739

Risk-weighted Assets (i)	$10,518,850	$10,903,625	$11,080,051	$10,850,399	$10,571,135

Period-end Common Shares Outstanding (j)	71,808	71,428	71,327	71,386	71,403

Ratios:
Tier 1 common equity to risk-weighted assets (e) / (i)	8.34%	7.97%	7.69%	7.79%	7.86%
Tangible equity to tangible assets (f) / (h)	9.58%	9.10%	9.04%	9.09%	8.99%
Tangible equity to risk-weighted assets (f) / (i)	10.93%	10.34%	10.08%	10.44%	10.63%
Tangible common equity to tangible assets (g) / (h)	7.58%	7.17%	7.10%	7.17%	7.09%
Tangible book value (g) / (j)	$12.68	$12.43	$12.30	$12.53	$12.40

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

As a continuing part of our financial strategy and in accordance with our asset/liability management policies, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our asset/liability management policies also authorize us to enter into derivative instruments as a tool to further manage the interest rate exposure of the Bank’s balance sheet. We may manage interest rate risk by structuring the asset and liability characteristics of our balance sheet and/or by executing derivatives designated as accounting hedges. In July 2011, we initiated the use of interest rate derivatives as part of our asset liability management strategy to hedge interest rate risk in our primarily floating-rate loan portfolio and, depending on market conditions, we may enter into additional interest rate swaps through the remainder of the year.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our Consolidated Statements of Income.

The majority of our interest-earning assets are floating rate instruments. To manage the interest rate mix of our balance sheet and related cash flows, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and interest rate swaps. Approximately 57% of the total loan portfolio is indexed to LIBOR, 23% of the total loan portfolio is indexed to the prime rate, and another 7% of the total loan portfolio otherwise adjusts with other reference interest rates. Of our floating-rate loans, 28% are subject to interest rate floors under the terms of the loan agreements, the majority of which floors are in effect at June 30, 2011 and are reflected in the interest sensitivity analysis below. Changes in market rates and the shape of the yield curve may give us the opportunity to make changes to our investment securities portfolio as part of our asset/liability management strategy.

We use a simulation model to estimate the potential impact of various interest rate changes on our income statement and our interest-earning asset and interest-bearing liability portfolios, assuming the size and nature of these portfolios remain constant throughout the twelve month measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then re-price based on current terms and assuming instantaneous parallel shifts in the applicable yield curves, remain at that interest rate through the end of the measurement period. The model attempts to illustrate the potential change in net interest income if the foregoing occurred. The following table shows the estimated impact of an immediate change in interest rates as of June 30, 2011 and December 31, 2010.

Analysis of Net Interest Income Sensitivity

(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
June 30, 2011:
Dollar change	$(8,052)	$14,068	$28,735	$58,874	$92,608
Percent change	-2.2%	3.8%	7.8%	16.0%	25.1%

December 31, 2010:
Dollar change	$(8,800)	$12,245	$25,144	$53,152	$84,492
Percent change	-2.3%	3.1%	6.5%	13.7%	21.7%

The estimated impact to our net interest income over a one year period is reflected in dollar terms and percentage change. As an example, this table illustrates that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on June 30, 2011, net interest income would increase by $28.7 million or 7.8% over a twelve-month period, as compared to a net interest income increase of $25.1 million or 6.5% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2010.

Changes in the effect on net interest income at June 30, 2011 compared to December 31, 2010 are due changes in the composition and nature of the repricing of interest rate-sensitive assets relative to rate-sensitive liabilities since year end. Interest rate sensitivity increased during the first half 2011 due to several factors, including both asset and liability compositional changes. On the asset side of the balance sheet, the asset sensitivity increased due to the increase of investments and decreases in loans and fed funds sold. On the liability side of the balance sheet, non-interest sensitive liabilities increased while rate sensitive deposits, such as money market deposits, decreased. Rate-sensitive liabilities mitigate rate-sensitive assets. Accordingly, as rate-sensitive liabilities decrease, less asset sensitivity is offset by the liabilities as a whole. Taken together, the asset composition was more rate sensitive than prior quarters, and less of the asset sensitivity was mitigated by rate-sensitive liabilities, producing an overall increase in asset sensitivity.

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

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 22, 2010, a lawsuit was filed in federal court in the Northern District of Illinois against the Company on behalf of a purported class of purchasers of our common stock between November 2, 2007 and October 23, 2009. Certain of our current and former executive officers and directors and firms that participated in the underwriting of our June 2008 and May 2009 public offerings of common stock are also named as defendants in the litigation. On January 25, 2011, the City of New Orleans Employees’ Retirement System and State-Boston Retirement System were together named as the lead plaintiff, and an amended complaint was filed on February 18, 2011. The amended complaint alleges various claims of securities law violations against certain of the named defendants relating to disclosures we made during the class period in filings under the Securities Act of 1933 and the Securities Exchange Act of 1934. The plaintiffs seek class certification, compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees, and rescission. The defendants filed a joint motion to dismiss seeking dismissal of all counts and the motion has been fully briefed. We are awaiting the court’s ruling on the motion. At this stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on the Company.

As of June 30, 2011, there were also various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Downgrade of U.S. long-term credit rating and the recent uncertainty in global economic and political conditions and monetary and fiscal policy reactions may adversely affect the financial services industry and could negatively impact our results of operations and financial condition.

On August 5, 2011, Standard and Poor’s (“S&P”) downgraded the United States long-term credit rating from its AAA rating to AA+, with a negative outlook indicating that a further rating downgrade is possible. This downgrade, or further downgrades if they were to occur, could affect the market for securities issued or guaranteed by the federal government, and we could suffer a loss in the fair value of our investment portfolio that we record through accumulated other comprehensive income on our balance sheet. At June 30, 2011, we had approximately $1.9 billion invested in U.S. Treasury securities, U.S. government agency securities and residential mortgage-backed securities issued or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises. Deterioration in the valuation or liquidity of our investment securities could lead counterparties to require additional collateral for our borrowings or derivative obligations. Continuing uncertainty in the economic, political and financial markets and the ongoing sovereign debt crisis in Europe could also impact our borrowers and could negatively affect our credit portfolio.

Following the ratings downgrade by S&P, various federal banking agencies issued a joint release indicating that for regulatory purposes the downgrade does not affect the risk weightings assigned to securities issued or guaranteed by the U.S. Government, its agencies and U.S. Government-sponsored enterprises. At this time, we cannot assess the likelihood or severity of any further downgrade or the potential consequences these factors may have on our capital position, financial condition or future earnings of the Company.

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

The following table summarizes purchases we made during the three months ended June 30, 2011 in the administration of our share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

April 1 – April 30, 2011	14,098	$14.44	—	—
May 1 – May 31, 2011	6,121	16.20	—	—
June 1 – June 30, 2011	40	12.12	—	—

Total	20,259	$14.97	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

3.1	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., dated June 24, 1999, as amended, is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 000-25887) filed on May 14, 2003.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 15, 2010, is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 9, 2010.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, amending and restating the Certificate of Designations of the Series A Junior Non-Voting Preferred Stock of PrivateBancorp, Inc., is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.5	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated January 28, 2009 is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

3.6	Amended and Restated By-laws of PrivateBancorp, Inc. are incorporated herein by reference to Exhibit 3.5 to the Annual Report on Form 10-K (File No. 001-34066) filed on March 1, 2010.

4.1	Certain instruments defining the rights of the holders of certain securities of PrivateBancorp, Inc. and certain of its subsidiaries, none of which authorize a total amount of securities in excess of 10% of the total assets of PrivateBancorp, Inc. and its subsidiaries on a consolidated basis, have not been filed as exhibits. PrivateBancorp, Inc. hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

4.2	Form of Preemptive and Registration Rights Agreement dated as of November 26, 2007 is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34066) filed on November 27, 2007.

4.3	Amendment No. 1 to Preemptive and Registration Rights Agreement dated as of June 17, 2009 by and among PrivateBancorp, Inc., GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P., and GTCR Co-Invest III, L.P., is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

4.4	Warrant dated January 30, 2009, as amended, issued by PrivateBancorp, Inc. to the United States Department of the Treasury to purchase shares of common stock of PrivateBancorp, Inc. is herein incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

10.1	PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Appendix A to the Proxy Statement for its 2011 Annual Meeting of Stockholders (File No. 001-34066) filed on April 14, 2011.

10.2 (a)	Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan.

10.3 (a)	Form of Stock Option Agreement pursuant to the PrivateBancorp, Inc. 2011 Compensation Plan.

10.4 (a)	Consulting Agreement by and between PrivateBancorp, Inc. and Ralph B. Mandell, dated June 1, 2011.

10.5 (a)	LDR TARP Deferred Payment Trust by and between PrivateBancorp, Inc. and GreatBanc Trust Company, dated June 17, 2011.

10.6 (a)	BRH TARP Deferred Payment Trust by and between PrivateBancorp, Inc. and GreatBanc Trust Company, dated June 17, 2011.

11	Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 12 of the Company’s Notes to Consolidated Financial Statements included in “Item 7. Financial Statements” of this report on Form 10-Q.

12 (a)	Statement re: Computation of Ratio of Earnings to Fixed Charges.

15.1 (a)	Acknowledgment of Independent Registered Public Accounting Firm.

31.1 (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1) (a) (b)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (b)	Report of Independent Registered Public Accounting Firm.

101 (a) (c)	The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.

(a)	Filed herewith.
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

Date: August 9, 2011