Form 10-Q
period 2011-09-30
PRIVATEBANCORP, INC
filed 2011-11-09
CIK 889936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 2, 2011, there were 71,799,558 shares of the issuer’s voting and non-voting common stock, without par value, outstanding.

PRIVATEBANCORP, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands)

	September 30, 2011	December 31, 2010
Assets	(Unaudited )	(Audited )
Cash and due from banks	$171,268	$112,772
Federal funds sold and other short-term investments	248,559	541,316
Loans held for sale	24,126	30,758
Securities available-for-sale, at fair value	1,872,587	1,881,786
Securities held-to-maturity, at amortized cost (fair value: $272.9 million – 2011)	273,200	—
Non-marketable equity investments	43,894	23,537
Loans – excluding covered assets, net of unearned fees	8,674,955	9,114,357
Allowance for loan losses	(200,041)	(222,821)

Loans, net of allowance for loan losses and unearned fees	8,474,914	8,891,536
Covered assets	318,973	397,210
Allowance for covered loan losses	(16,689)	(15,334)

Covered assets, net of allowance for covered loan losses	302,284	381,876
Other real estate owned, excluding covered assets	116,364	88,728
Premises, furniture, and equipment, net	39,069	40,975
Accrued interest receivable	32,686	33,854
Investment in bank owned life insurance	50,565	49,408
Goodwill	94,584	94,621
Other intangible assets	15,715	16,840
Capital markets derivative assets	111,248	100,250
Other assets	148,798	177,364

Total assets	$12,019,861	$12,465,621

Liabilities
Demand deposits:
Noninterest-bearing	$2,832,481	$2,253,661
Interest-bearing	611,293	616,761
Savings deposits and money market accounts	4,392,697	4,821,823
Brokered deposits	902,002	1,450,827
Time deposits	1,370,190	1,392,357

Total deposits	10,108,663	10,535,429
Short-term borrowings	59,154	118,561
Long-term debt	379,793	414,793
Accrued interest payable	5,841	5,968
Capital markets derivative liabilities	113,968	102,018
Other liabilities	66,266	60,942

Total liabilities	10,733,685	11,237,711

Equity
Preferred stock – Series B	240,020	238,903
Common stock:
Voting	67,684	67,436
Nonvoting	3,536	3,536
Treasury stock	(20,680)	(20,054)
Additional paid-in capital	965,640	954,977
Accumulated deficit	(16,075)	(36,999)
Accumulated other comprehensive income, net of tax	46,051	20,078

Total stockholders’ equity	1,286,176	1,227,877

Noncontrolling interests	—	33

Total equity	1,286,176	1,227,910

Total liabilities and equity	$12,019,861	$12,465,621

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – (Continued)

(Amounts in thousands, except per share data)

	September 30, 2011			December 31, 2010
	Preferred	Common Stock		Preferred	Common Stock
	Stock-Series B	Voting	Nonvoting	Stock-Series B	Voting	Nonvoting
Per Share Data
Par value	None	None	None	None	None	None
Liquidation value	$1,000	n/a	n/a	$1,000	n/a	n/a
Stated value	None	$1.00	$1.00	None	$1.00	$1.00
Share Balances
Shares authorized	1,000	174,000	5,000	1,000	174,000	5,000
Shares issued	244	68,955	3,536	244	68,443	3,536
Shares outstanding	244	68,253	3,536	244	67,791	3,536
Treasury shares	—	702	—	—	652	—

n/a Not applicable

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Income
Loans, including fees	$102,174	$105,608	$310,212	$329,509
Federal funds sold and other short-term investments	231	376	966	1,584
Securities:
Taxable	15,196	16,996	46,154	48,863
Exempt from Federal income taxes	1,293	1,661	4,166	5,131

Total interest income	118,894	124,641	361,498	385,087

Interest Expense
Interest-bearing demand deposits	625	675	1,854	2,446
Savings deposits and money market accounts	5,356	8,512	18,100	26,994
Brokered and time deposits	5,895	8,130	19,115	29,091
Short-term borrowings	466	1,297	1,859	4,126
Long-term debt	5,463	7,068	16,425	21,820

Total interest expense	17,805	25,682	57,353	84,477

Net interest income	101,089	98,959	304,145	300,610
Provision for loan and covered loan losses	32,615	41,435	101,286	159,375

Net interest income after provision for loan and covered loan losses	68,474	57,524	202,859	141,235

Non-interest Income
Trust and Investments	4,452	4,306	13,834	13,566
Mortgage banking	1,565	2,790	3,671	6,708
Capital markets products	5,510	3,104	13,870	7,495
Treasury management	5,016	4,406	14,640	12,295
Loan and credit related fees	5,413	4,236	16,601	11,817
Other income, service charges, and fees	1,309	1,489	4,831	3,627
Net securities gains	4,370	3,029	5,407	2,873

Total non-interest income	27,635	23,360	72,854	58,381

Non-interest Expense
Salaries and employee benefits	38,841	34,412	116,034	111,286
Net occupancy expense	7,515	7,508	22,592	22,550
Technology and related costs	2,856	2,310	8,246	7,777
Marketing	2,218	2,039	6,661	6,504
Professional services	2,434	2,708	7,080	9,911
Outsourced servicing costs	1,918	2,038	5,924	5,857
Net foreclosed property expenses	7,129	3,075	20,920	8,164
Postage, telephone, and delivery	944	779	2,763	2,610
Insurance	5,393	7,113	17,825	18,186
Loan and collection expense	2,931	3,405	9,731	10,594
Other expenses	2,855	2,690	8,271	14,011

Total non-interest expense	75,034	68,077	226,047	217,450

Income (loss) before income taxes	21,075	12,807	49,666	(17,834)
Income tax provision (benefit)	7,593	4,786	16,192	(7,656)

Net income (loss)	13,482	8,021	33,474	(10,178)
Net income attributable to noncontrolling interests	33	71	163	217

Net income (loss) attributable to controlling interests	13,449	7,950	33,311	(10,395)
Preferred stock dividends and discount accretion	3,426	3,405	10,260	10,198

Net income (loss) available to common stockholders	$10,023	$4,545	$23,051	$(20,593)

Per Common Share Data
Basic	$0.14	$0.06	$0.32	$(0.29)
Diluted	$0.14	$0.06	$0.32	$(0.29)
Common dividends per share	$0.01	$0.01	$0.03	$0.03
Weighted-average common shares outstanding	70,479	70,067	70,418	69,999
Weighted-average diluted common shares outstanding	70,621	70,097	70,682	69,999

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income	Non- controlling Interests	Total
Balance at January 1, 2010	$237,487	$70,444	$(18,489)	$940,338	$(22,093)	$27,896	$33	$1,235,616
Comprehensive Income:
Net (loss) income	—	—	—	—	(10,395)	—	217	(10,178)
Other comprehensive income (1)	—	—	—	—	—	20,880	—	20,880

Total comprehensive income								10,702
Cash dividends:
Common stock ($0.03 per share)	—	—	—	—	(2,098)	—	—	(2,098)
Preferred stock	—	—	—	—	(9,143)	—	—	(9,143)
Issuance of common stock	—	—	—	(5)	—	—	—	(5)
Accretion of preferred stock discount	1,055	—	—	—	(1,055)	—	—	—
Common stock issued under benefit plans	—	208	—	2	—	—	—	210
Shortfall tax benefit from share-based compensation	—	—	—	(2,076)	—	—	—	(2,076)
Stock repurchased in connection with benefit plans	—	—	(534)	—	—	—	—	(534)
Share-based compensation expense	—	5	—	12,462	—	—	—	12,467

Balance at September 30, 2010	$238,542	$70,657	$(19,023)	$950,721	$(44,784)	$48,776	$250	$1,245,139

Balance at January 1, 2011	$238,903	$70,972	$(20,054)	$954,977	$(36,999)	$20,078	$33	$1,227,910
Comprehensive Income:
Net income	—	—	—	—	33,311	—	163	33,474
Other comprehensive income (1)	—	—	—	—	—	25,973	—	25,973

Total comprehensive income								59,447
Cash dividends:
Common stock ($0.03 per share)	—	—	—	—	(2,127)	—	—	(2,127)
Preferred stock	—	—	—	—	(9,143)	—	—	(9,143)
Issuance of common stock	—	—	—	32	—	—	—	32
Accretion of preferred stock discount	1,117	—	—	—	(1,117)	—	—	—
Common stock issued under benefit plans	—	213	—	872	—	—	—	1,085
Shortfall tax benefit from share-based compensation	—	—	—	(1,428)	—	—	—	(1,428)
Stock repurchased in connection with benefit plans	—	—	(626)	—	—	—	—	(626)
Share-based compensation expense	—	35	—	10,991	—	—	—	11,026
Noncontrolling interest activities	—	—	—	196	—	—	(196)	—

Balance at September 30, 2011	$240,020	$71,220	$(20,680)	$965,640	$(16,075)	$46,051	$—	$1,286,176

(1)	Net of taxes and reclassification adjustments.

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income (loss)	$33,311	$(10,395)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and covered loan losses	101,286	159,375
Depreciation of premises, furniture, and equipment	6,437	5,795
Net amortization of premium on securities	9,176	5,114
Net gains on sale of securities	(5,407)	(2,873)
Net losses on sale of other real estate owned	6,832	1,028
Net accretion of discount on covered assets	(2,919)	(17,410)
Bank owned life insurance income	(1,157)	(1,283)
Net increase (decrease) in deferred loan fees	1,358	(730)
Share-based compensation expense	11,223	12,793
Provision for deferred income tax expense (benefit)	5,731	(12,419)
Net amortization of other intangibles	1,125	1,243
Change in loans held for sale	6,632	(15,908)
Fair market value adjustments on derivatives	952	3,285
Net decrease in accrued interest receivable	1,168	865
Net decrease in accrued interest payable	(127)	(2,070)
Net decrease in other assets	17,611	23,773
Net increase (decrease) in other liabilities	4,829	(27,050)

Net cash provided by operating activities	198,061	123,133

Investing Activities
Available-for-sale securities and non-marketable equity investments:
Proceeds from maturities, repayments, and calls	287,206	295,497
Proceeds from sales	280,082	197,841
Purchases	(540,047)	(929,725)
Held-to-maturity securities:
Proceeds from maturities, repayments, and calls	202	—
Purchases	(273,417)	—
Net decrease (increase) in loans	217,292	(191,531)
Net decrease in covered assets	81,997	107,103
Proceeds from sale of other real estate owned	51,813	45,733
Net purchases of premises, furniture, and equipment	(4,531)	(6,798)

Net cash provided by (used in) investing activities	100,597	(481,880)

Financing Activities
Net (decrease) increase in deposit accounts	(426,766)	638,558
Net decrease in short-term borrowings	(941)	(2,324)
Repayment of FHLB advances	(93,000)	(126,000)
Proceeds from (payments for) the issuance of common stock	32	(5)
Stock repurchased in connection with benefit plans	(626)	(534)
Cash dividends paid	(11,275)	(11,242)
Exercise of stock options and restricted share activity	1,085	210
Shortfall tax benefit from exercise of stock options and release of restricted share activity	(1,428)	(2,076)

Net cash (used in) provided by financing activities	(532,919)	496,587

Net (decrease) increase in cash and cash equivalents	(234,261)	137,840
Cash and cash equivalents at beginning of year	654,088	539,095

Cash and cash equivalents at end of period	$419,827	$676,935

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$57,480	$86,547
Cash paid for income taxes	18,272	6,552
Non-cash transfers of loans to other real estate	97,701	100,453

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to September 30, 2011 for potential recognition or disclosure.

2.	NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

Disclosures on Loan Credit Quality and Allowance for Credit Losses – On December 31, 2010, we adopted new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) related to improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans. The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses. This guidance was effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements beginning on January 1, 2011. Since the new guidance only affects disclosures, it did not impact our financial position and consolidated results of operations upon adoption.

Fair Value Measurement Disclosures – On January 1, 2011, we adopted the additional disclosure requirements that had a delayed effective date under the new accounting guidance issued by the FASB in January 2010 regarding separate presentation of information about purchases, sales, issuances and settlements for Level 3 fair value measurements. As this guidance only affects disclosures, the adoption of this guidance did not impact our financial position and consolidated results of operations.

Troubled Debt Restructurings – On July 1, 2011, we adopted new guidance related to a creditor’s accounting for troubled debt restructurings (“TDRs”), as well as new disclosure requirements related to TDRs. The guidance clarifies whether a modification of a loan receivable constitutes a concession to a borrower that is experiencing financial difficulty. The guidance and disclosures were effective for the Company’s financial statements that include periods beginning on or after July 1, 2011, with retrospective application to the Company’s annual reporting period beginning on January 1, 2011. The adoption of this guidance did not have a material impact on our financial position and consolidated results of operations.

Accounting Pronouncements Pending Adoption

Transfers and Servicing – On April 29, 2011, the FASB issued amendments to its accounting guidance on the effective control assessment for repurchase agreements that in part determines whether a transaction is accounted for as a sale or a secured borrowing. The amendments remove from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. In effect, these amendments will cause more repurchase agreements to be accounted for as secured borrowings rather than as sales. The guidance will be effective for the Company’s financial statements that include periods beginning on or after January 1, 2012. The adoption of this guidance is not expected to have a material impact on our financial position and consolidated results of operations.

Fair Value Measurement – On May 12, 2011, the FASB issued amendments to its fair value measurement guidance. The amendments substantially converge the principles for measuring fair value and the requirements for related disclosures under U.S. GAAP and International Financial Reporting Standards. The amendments include clarifications and/or new guidance related to the highest and best use and valuation premise, measuring the fair value of an instrument classified in shareholders’ equity, measuring the fair value of financial instruments that are managed within a portfolio, and the application of block discounts and other premiums and discounts in a fair value measurement. Additionally, the amendments require additional disclosures about fair value measurements. The guidance will be effective for the Company’s financial statements that include periods beginning on or after January 1, 2012. The adoption of this guidance is not expected to have a material impact on our financial position and consolidated results of operations.

Statement of Comprehensive Income – On June 16, 2011, the FASB issued guidance on the presentation of the statement of comprehensive income. This guidance provides the Company the option of presenting net income and other comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change what items are reported in other comprehensive income or the U.S. GAAP requirement to report reclassification of items from other comprehensive income to net income. The guidance will be effective for the Company’s financial statements that include periods beginning on or after January 1, 2012 and must be retrospectively applied. As this guidance affects only our presentation of the statement of comprehensive income, the adoption of this guidance will not have a material impact on our financial position and consolidated results of operations.

Testing Goodwill for Impairment – On September 15, 2011, the FASB issued guidance that permits the Company to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before applying the existing two-step goodwill impairment test. If the Company concludes that this is the case, the Company would proceed with the existing two-step test, whereby the Company would quantitatively determine whether the fair value of a reporting unit is less than its carrying value, and if so, measure the amount of any goodwill impairment. Otherwise, the Company would be able to bypass the two-step test and conclude that goodwill is not impaired from a qualitative perspective. The guidance will be effective for the Company’s financial statements that include periods beginning on or after January 1, 2012. The adoption of this guidance will not have a material impact on our financial position and consolidated results of operations.

3.	SECURITIES

Securities Portfolio

(Amounts in thousands)

	September 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$35,844	$562	$—	$36,406	$—	$—	$—	$—
U.S. Agencies	10,049	79	—	10,128	10,155	271	—	10,426
Collateralized mortgage obligations	369,081	14,656	(52)	383,685	450,251	9,400	(7,930)	451,721
Residential mortgage-backed securities	1,242,968	49,203	(3)	1,292,168	1,222,642	31,701	(7,312)	1,247,031
State and municipal	139,963	9,779	(42)	149,700	166,209	6,433	(534)	172,108
Foreign sovereign debt	500	—	—	500	500	—	—	500

Total	$1,798,405	$74,279	$(97)	$1,872,587	$1,849,757	$47,805	$(15,776)	$1,881,786

Securities Held-to-Maturity
Residential mortgage-backed securities	$273,200	$652	$(988)	$272,864	$—	$—	$—	$—
Non-marketable Equity Securities
FHLB stock	$40,909	$—	$—	$40,909	$20,694	$—	$—	$20,694
Other	2,985	—	—	2,985	2,843	—	—	2,843

Total	$43,894	$—	$—	$43,894	$23,537	$—	$—	$23,537

Non-marketable equity securities primarily consist of Federal Home Loan Bank (“FHLB”) stock and represent amounts required to be invested in the common stock of the FHLB. This equity security is “restricted” in that it can only be sold to the FHLB or another member institution at par. Therefore, it is less liquid than other equity securities. The fair value is estimated to be cost, and no other-than-temporary impairments have been recorded on these securities during 2011 and 2010.

The carrying value of securities pledged to secure public deposits, trust deposits, derivative transactions with counterparty banks, standby letters of credit with counterparty banks and for other purposes as permitted or required by law, totaled $609.3 million at September 30, 2011 and $656.3 million at December 31, 2010.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity on September 30, 2011 or December 31, 2010.

The following table presents the aggregate amount of unrealized losses and the aggregate related fair values of securities with unrealized losses as of September 30, 2011 and December 31, 2010. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities In Unrealized Loss Position

(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2011
Securities Available-for-Sale
Collateralized mortgage obligations	$12,794	$(52)	$—	$—	$12,794	$(52)
Residential mortgage-backed securities	185	(3)	—	—	185	(3)
State and municipal	13,229	(42)	—	—	13,229	(42)

Total	$26,208	$(97)	$—	$—	$26,208	$(97)

Securities Held-to-Maturity
Residential mortgage-backed securities	$183,409	$(988)	$—	$—	$183,409	$(988)

As of December 31, 2010
Securities Available-for-Sale
Collateralized mortgage obligations	$148,643	$(7,930)	$—	$—	$148,643	$(7,930)
Residential mortgage-backed securities	378,211	(7,312)	—	—	378,211	(7,312)
State and municipal	33,710	(534)	—	—	33,710	(534)

Total	$560,564	$(15,776)	$—	$—	$560,564	$(15,776)

There were no securities in an unrealized loss position for greater than 12 months at September 30, 2011 or December 31, 2010. The unrealized losses reported for collateralized mortgage obligations and residential mortgage-backed securities were caused primarily by changes in interest rates with the value of such securities also being affected by the guarantee of such investments’ contractual cash flows by either U.S. Government agencies or by U.S. Government-sponsored enterprises. The unrealized losses reported for state and municipal securities were caused primarily by changes in interest rates and spreads.

Since the declines in fair value on these securities are attributable to changes in interest rates, and because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2011.

Remaining Contractual Maturity of Securities

(Amounts in thousands)

	September 30, 2011
	Available-For Sale		Held-To-Maturity and Non-Marketable Equity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipals and foreign sovereign debt securities
One year or less	$2,298	$2,320	$—	$—
One year to five years	65,768	67,834	—	—
Five years to ten years	93,367	100,388	—	—
After ten years	24,923	26,192	—	—
All other securities
Collateralized mortgage obligations	369,081	383,685	—	—
Residential mortgage-backed securities	1,242,968	1,292,168	273,200	272,864
Non-marketable equity securities	—	—	43,894	43,894

Total	$1,798,405	$1,872,587	$317,094	$316,758

Securities Gains (Losses)

(Amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds from sales	$219,589	$167,946	$280,082	$197,841

Gross realized gains	4,658	3,215	5,930	4,154
Gross realized losses	(288)	(186)	(523)	(1,281)

Net realized gains	$4,370	$3,029	$5,407	$2,873

Income tax provision on net realized gains	$1,740	$1,161	$2,150	$1,097

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

Loan Portfolio

(Amounts in thousands)

	September 30, 2011	December 31, 2010
Commercial and industrial	$4,071,840	$4,015,257
Commercial – owner-occupied commercial real estate	1,084,212	897,620

Total commercial	5,156,052	4,912,877
Commercial real estate	2,054,925	2,400,923
Commercial real estate – multi-family	421,045	457,246

Total commercial real estate	2,475,970	2,858,169
Construction	315,858	530,733
Residential real estate	307,705	319,146
Home equity	186,914	197,179
Personal	232,456	296,253

Total loans	$8,674,955	$9,114,357

Deferred loan fees included as a reduction in total loans	$34,893	$33,535
Overdrawn demand deposits included in total loans	$1,151	$3,197

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Carrying Value of Loans Pledged

(Amounts in thousands)

	September 30, 2011	December 31, 2010
Loans pledged to secure:
Federal Reserve Bank discount window borrowings	$1,419,662	$913,599
Federal Home Loan Bank advances	43,400	184,026

Total	$1,463,062	$1,097,625

Loan Portfolio Aging

Loan Portfolio Aging

(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of September 30, 2011
Commercial	$5,083,733	$3,529	$101	$—	$5,087,363	$68,689	$5,156,052
Commercial real estate	2,300,497	5,884	8,801	—	2,315,182	160,788	2,475,970
Construction	285,519	342	—	—	285,861	29,997	315,858
Residential real estate	286,827	7	2,864	—	289,698	18,007	307,705
Home equity	171,788	761	925	—	173,474	13,440	186,914
Personal	218,524	15	91	—	218,630	13,826	232,456

Total loans	$8,346,888	$10,538	$12,782	$—	$8,370,208	$304,747	$8,674,955

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of December 31, 2010
Commercial	$4,828,948	$1,024	$759	$—	$4,830,731	$82,146	$4,912,877
Commercial real estate	2,632,835	10,264	12,346	—	2,655,445	202,724	2,858,169
Construction	495,435	—	1,895	—	497,330	33,403	530,733
Residential real estate	300,027	180	4,098	—	304,305	14,841	319,146
Home equity	185,675	976	2,333	—	188,984	8,195	197,179
Personal	256,860	13,122	1,700	—	271,682	24,571	296,253

Total loans	$8,699,780	$25,566	$23,131	$—	$8,748,477	$365,880	$9,114,357

Impaired Loans

Impaired loans consist of nonaccrual loans (which include nonaccrual TDRs) and loans classified as accruing TDRs. A loan is considered nonaccrual when, based on current information and events, management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value, fair value of the underlying collateral less selling costs if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses. Impaired loans exceeding $500,000 are evaluated individually, while smaller loans are evaluated as pools using historical loss experience, as well as management’s loss expectations, for the respective asset class and product type.

Impaired Loans

(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of September 30, 2011
Commercial	$127,933	$85,084	$33,758	$118,842	$17,842
Commercial real estate	229,360	85,012	116,859	201,871	38,091
Construction	39,639	—	29,997	29,997	7,647
Residential real estate	20,153	12,296	6,774	19,070	1,316
Home equity	15,133	1,814	11,802	13,616	2,345
Personal	39,978	16,896	10,785	27,681	4,950

Total impaired loans	$472,196	$201,102	$209,975	$411,077	$72,191

As of December 31, 2010
Commercial	$98,246	$33,879	$56,284	$90,163	$18,015
Commercial real estate	292,138	118,190	144,553	262,743	38,003
Construction	52,055	11,437	26,314	37,751	3,778
Residential real estate	17,186	4,413	11,226	15,639	1,046
Home equity	8,575	—	8,195	8,195	2,614
Personal	48,911	21,227	17,738	38,965	7,515

Total impaired loans	$517,111	$189,146	$264,310	$453,456	$70,971

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)

(Amounts in thousands)

	Quarter Ended		Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2011
Commercial	$124,933	$1,054	$103,678	$1,723
Commercial real estate	220,484	708	254,048	2,205
Construction	37,409	49	38,368	123
Residential real estate	19,923	14	18,646	33
Home equity	13,791	17	12,172	20
Personal	30,584	122	33,380	375

Total	$447,124	$1,964	$460,292	$4,479

September 30, 2010	$400,237		$411,052

(1)	Represents amounts while classified as impaired for the periods presented.

Credit Quality Indicators

The Company has adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that exhibit acceptable financial performance, cash flow, and leverage. We attempt to mitigate risk by structure, collateral, monitoring, or other meaningful controls. Credits rated 6 are considered special mention as these credits demonstrate potential weakness that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Potential problem loans are loans that we have identified as performing in accordance with contractual terms, but for which management has some level of concern about the ability of the borrowers to meet existing repayment terms in future periods. These loans have a risk rating of 7 but are not classified as nonaccrual. The ultimate collection of these loans is questionable due to the same conditions that characterize a 6-rated credit. These credits may also be considered inadequately protected by the current net worth and/or paying capacity of the obligor or guarantors or the collateral pledged. These loans generally have a well-defined weakness or weaknesses that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at minimum on a quarterly basis, while all other rated credits over a certain dollar threshold, depending on product segment, are reviewed annually or as the situation warrants.

Credit Quality Indicators

(Dollars in thousands)

Product Segment	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of September 30, 2011
Commercial	$54,804	1.1	$128,018	2.5	$68,689	1.3	$5,156,052
Commercial real estate	141,465	5.7	108,919	4.4	160,788	6.5	2,475,970
Construction	10,129	3.2	9,625	3.0	29,997	9.5	315,858
Residential real estate	5,427	1.8	20,375	6.6	18,007	5.9	307,705
Home equity	1,595	0.9	8,569	4.6	13,440	7.2	186,914
Personal	5,141	2.2	1,619	0.7	13,826	5.9	232,456

Total	$218,561	2.5	$277,125	3.2	$304,747	3.5	$8,674,955

Product Segment	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of December 31, 2010
Commercial	$111,929	2.3	$173,829	3.5	$82,146	1.7	$4,912,877
Commercial real estate	203,073	7.1	260,042	9.1	202,724	7.1	2,858,169
Construction	67,915	12.8	45,119	8.5	33,403	6.3	530,733
Residential real estate	9,962	3.1	15,101	4.7	14,841	4.7	319,146
Home equity	3,757	1.9	11,272	5.7	8,195	4.2	197,179
Personal	2,198	0.7	2,227	0.8	24,571	8.3	296,253

Total	$398,834	4.4	$507,590	5.6	$365,880	4.0	$9,114,357

Troubled Debt Restructured Loans

A loan is accounted for as a TDR when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include extensions of maturity dates beyond an insignificant delay, rate reductions, principal forgiveness, and other actions intended to minimize potential losses. We may also utilize a multiple note structure as a workout alternative for certain loans. The multiple note structure typically bifurcates a troubled loan into two separate notes, where the first note is reasonably assured of repayment and performance according to the modified terms, and the portion of the troubled loan that is not reasonably assured of repayment is charged-off. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower.

Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of at least six months to ensure that the borrower performs in accordance with the restructured terms including consistent and timely loan payments. However, the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period or concurrent with the restructuring. In such situations, the loan will be reported as a “restructured loan accruing interest.” If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.

Troubled Debt Restructured Loans Outstanding

(Amounts in thousands)

	September 30,	December 31,
	2011	2010
Accruing interest:
Commercial	$50,153	$8,017
Commercial real estate	41,083	60,019
Construction	—	4,348
Residential real estate	1,063	798
Personal	14,031	14,394

Total accruing	$106,330	$87,576

Nonaccrual:
Commercial	$33,548	$13,152
Commercial real estate	39,423	33,123
Construction	4,018	—
Residential real estate	3,613	1,350
Home equity	1,849	16,427
Personal	8,718	1,229

Total nonaccrual	$91,169	$65,281

At September 30, 2011 and December 31, 2010, commitments to lend additional funds to debtors whose loan terms have been modified in a troubled debt restructuring (both accruing and nonaccruing) totaled $18.2 million and $3.7 million, respectively.

Additions to Troubled Debt Restructurings During the Period

(Amounts in thousands)

	Quarter Ended September 30, 2011			Nine Months Ended September 30, 2011
		Outstanding Recorded Investment (1)			Outstanding Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Accruing interest:

Commercial
Extension of maturity date (2)	2	$294	$191	15	$45,280	$45,177
Other concession (3)	1	7,237	7,951	5	19,402	20,115
Multiple note structuring	—	—	—	1	8,837	5,265

Total commercial	3	7,531	8,142	21	73,519	70,557

Commercial real estate
Extension of maturity date (2)	1	492	492	11	6,988	6,988
Multiple note structuring	—	—	—	2	9,990	5,344

Total commercial real estate	1	492	492	13	16,978	12,332

Residential real estate
Extension of maturity date (2)	—	—	—	2	374	374

Home equity
Extension of maturity date (2)	—	—	—	2	203	203

Personal
Extension of maturity date (2)	—	—	—	1	265	265
Other concession (3)	—	—	—	1	252	252

Total personal	—	—	—	2	517	517

Total accruing	4	$8,023	$8,634	40	$91,591	$83,983

Change in balance due to principal paydown at time of modification			$103			$103

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.
(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.
(3)	Other concessions primarily include interest rate reductions, loan increases, and deferral of principal.

	Quarter Ended September 30, 2011			Nine Months Ended September 30, 2011
		Outstanding Recorded Investment (1)			Outstanding Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Nonaccrual:

Commercial
Extension of maturity date (2)	3	$30,251	$28,762	4	$30,370	$28,881
Other concession (3)	1	—	200	2	128	328

Total commercial	4	30,251	28,962	6	30,498	29,209

Commercial real estate
Extension of maturity date (2)	2	2,690	2,690	5	6,706	6,706
Other concession (3)	—	—	—	2	6,208	6,208

Total commercial real estate	2	2,690	2,690	7	12,914	12,914

Construction
Extension of maturity date (2)	—	—	—	1	179	179

Residential real estate
Extension of maturity date (2)	—	—	—	3	1,446	1,446
Other concession (3)	—	—	—	1	696	696

Total residential real estate	—	—	—	4	2,142	2,142
Home equity
Extension of maturity date (2)	—	—	—	1	147	147
Other concession (3)	—	—	—	1	490	490

Total home equity	—	—	—	2	637	637

Personal
Extension of maturity date (2)	1	362	362	3	487	473

Total nonaccrual	7	$33,303	$32,014	23	$46,857	$45,554

Change in balance due to principal paydown at time of modification			$1,489			$1,504

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.
(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.
(3)	Other concessions primarily include interest rate reductions, loan increases, and deferral of principal.

At the time an accruing loan becomes modified as a TDR, it is considered impaired and no longer included as part of the general loan loss reserve determination. However, our general reserve methodology may consider the amount and/or characteristics of the TDRs removed as one of many credit or portfolio considerations in establishing final reserve requirements.

Modified loans which meet the definition of a TDR (both accruing and nonaccruing), including those that have payment defaults, are considered impaired and, accordingly, the loans are specifically evaluated for impairment at the end of each accounting period with a specific valuation reserve created, if necessary, as a component of the allowance for loan losses. Refer to the “Impaired Loan” section of this note for additional information regarding the Company’s policy for assessing potential impairment on such loans. At September 30, 2011, our allowance for loan losses included $26.5 million for nonaccrual TDRs. There were no specific reserves for accruing TDRs at September 30, 2011.

The following table presents the recorded investment and number of loans modified as a TDR during the previous 12 months which subsequently became nonperforming during the three- and nine-month periods ended September 30, 2011. A loan becomes nonperforming and placed on nonaccrual status typically when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than when the loan becomes 90 days past due.

Troubled Debt Restructurings

That Became Nonperforming Within 12 Months of Restructuring

(Amounts in thousands)

	Quarter Ended September 30, 2011 (1)		Nine Months Ended September 30, 2011 (1)
	Number of Borrowers	Recorded Investment	Number of Borrowers	Recorded Investment
Commercial	1	$1,281	4	$4,419
Commercial real estate	—	—	10	10,030
Construction	1	3,058	3	4,294
Residential real estate	1	99	1	99
Home equity	1	26	1	26
Personal	1	252	1	252

Total	5	$4,716	20	$19,120

(1)	Represents amounts as of the balance sheet date from the quarter the default was first reported.

5.	ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

Allowance for Loan Losses (excluding covered assets) (1)

(Amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Allowance for Loan Losses
Balance at beginning of period	$206,286	$232,411	$222,821	$221,688
Loans charged-off	(41,986)	(50,622)	(129,594)	(159,992)
Recoveries on loans previously charged-off	3,400	1,572	6,042	4,207

Net charge-offs	(38,586)	(49,050)	(123,552)	(155,785)
Provision for loan losses	32,341	40,031	100,772	157,489

Balance at end of period	$200,041	$223,392	$200,041	$223,392

Ending balance, individually evaluated for impairment (2)	$72,191	$68,716
Ending balance, collectively evaluated for impairment	$127,850	$154,676

Recorded investment in Loans
Ending balance, individually evaluated for impairment (2)	$411,077	$431,815
Ending balance, collectively evaluated for impairment	8,263,878	8,560,314

Total recorded investment in loans	$8,674,955	$8,992,129

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.
(2)	Refer to Note 4 for additional information regarding impaired loans.

Additional detail on the allowance for loan losses and recorded investment in loans, by product segment, for the quarter and nine months ended September 30, 2011 is presented in the following table.

Allowance for Loan Losses and Recorded Investment in Loans (excluding covered assets) (1)

(Amounts in thousands)

	For the Quarter Ended September 30, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:

Balance at beginning of period	$56,352	$111,535	$17,731	$7,065	$6,626	$6,977	$206,286
Loans charged-off	(5,039)	(29,920)	(1,419)	(234)	(3,291)	(2,083)	(41,986)
Recoveries on loans previously charged-off	2,278	969	29	9	12	103	3,400

Net charge-offs	(2,761)	(28,951)	(1,390)	(225)	(3,279)	(1,980)	(38,586)
Provision for loan losses	9,251	15,507	1,756	276	2,498	3,053	32,341

Balance at end of period	$62,842	$98,091	$18,097	$7,116	$5,845	$8,050	$200,041

	For the Nine Months Ended September 30, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:

Balance at beginning of year	$70,115	$110,853	$19,778	$5,321	$5,764	$10,990	$222,821
Loans charged-off	(19,751)	(84,731)	(9,756)	(806)	(5,246)	(9,304)	(129,594)
Recoveries on loans previously charged-off	3,450	1,752	182	51	37	570	6,042

Net charge-offs	(16,301)	(82,979)	(9,574)	(755)	(5,209)	(8,734)	(123,552)
Provision for loan losses	9,028	70,217	7,893	2,550	5,290	5,794	100,772

Balance at end of period	$62,842	$98,091	$18,097	$7,116	$5,845	$8,050	$200,041

Ending balance, individually evaluated for impairment (2)	$17,842	$38,091	$7,647	$1,316	$2,345	$4,950	$72,191
Ending balance, collectively evaluated for impairment	$45,000	$60,000	$10,450	$5,800	$3,500	$3,100	$127,850

Recorded Investment in Loans:

Ending balance, individually evaluated for impairment (2)	$118,842	$201,871	$29,997	$19,070	$13,616	$27,681	$411,077
Ending balance, collectively evaluated for impairment	5,037,210	2,274,099	285,861	288,635	173,298	204,775	8,263,878

Total recorded investment in loans	$5,156,052	$2,475,970	$315,858	$307,705	$186,914	$232,456	$8,674,955

(1)	Refer to Note 6 for a detailed discussion regarding covered assets.
(2)	Refer to Note 4 for additional information regarding impaired loans.

Reserve for Unfunded Commitments (1)

(Amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$6,986	$5,817	$8,119	$1,452
(Release) provision for unfunded commitments	—	(550)	(1,133)	3,815

Balance at end of period	$6,986	$5,267	$6,986	$5,267

Unfunded commitments, excluding covered assets, at period end (1)	$4,083,779	$3,891,922

(1)	Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit.

Refer to Note 15 for additional details of commitments to extend credit, standby letters of credit and commercial letters of credit.

6.	COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under loss sharing agreements with the FDIC and include an indemnification receivable that represents the present value of the expected reimbursement from the FDIC related to expected losses on the acquired loans and foreclosed real estate under such agreements.

In accordance with applicable authoritative accounting guidance, the purchased loans and related indemnification receivable are recorded at fair value at the date of purchase, and “carrying over” or creating a valuation allowance in the initial accounting for such loans acquired in a transfer is prohibited. At acquisition, we evaluated purchased loans for impairment in accordance with the applicable authoritative guidance and our internal policies. Purchased loans with evidence of credit deterioration at the time of acquisition for which it is probable that all contractually required payments will not be collected are considered impaired (“purchased impaired loans”). All other purchased loans are considered nonimpaired (“purchased nonimpaired loans”). The carrying amount of the covered assets consisting of purchased impaired loans, purchased nonimpaired loans and other assets is presented in the following table.

Covered Assets

(Amounts in thousands)

	September 30, 2011				December 31, 2010
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$10,559	$23,227	$—	$33,786	$12,824	$31,988	$—	$44,812
Commercial real estate loans	42,395	122,186	—	164,581	57,979	131,215	—	189,194
Residential mortgage loans	287	51,889	—	52,176	258	56,490	—	56,748
Consumer installment and other	281	5,661	306	6,248	197	8,624	308	9,129
Foreclosed real estate	—	—	28,344	28,344	—	—	32,155	32,155
Asset in lieu	—	—	—	—	—	—	469	469
Estimated loss reimbursement by the FDIC	—	—	33,838	33,838	—	—	64,703	64,703

Total covered assets	53,522	202,963	62,488	318,973	71,258	228,317	97,635	397,210
Allowance for covered loan losses	(7,548)	(9,141)	—	(16,689)	(8,601)	(6,733)	—	(15,334)

Net covered assets	$45,974	$193,822	$62,488	$302,284	$62,657	$221,584	$97,635	$381,876

Nonperforming covered loans (1)				$21,677				$16,357

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

For purchased impaired loans, the excess of cash flows expected at the acquisition date over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using the constant effective yield method when there is a reasonable expectation about amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses, resulting in an increase to the allowance for covered loan losses, and a reclassification from accretable yield to nonaccretable differences. Subsequent increases in cash flows result in a recovery of any previously recorded allowance for covered loans, to the extent applicable, and a reclassification of the difference from nonaccretable to accretable yield with a positive impact on interest income prospectively.

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

Allowance for Covered Loan Losses

(Amounts in thousands)

	Quarters Ended September 30,
	2011			2010
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
Balance at beginning of period	$8,817	$8,087	$16,904	$805	$4,371	$5,176
Loans charged-off	(264)	(66)	(330)	—	—	—
Recoveries on loans previously charged-off	24	27	51	—	—	—

Net (charge-offs) recoveries	(240)	(39)	(279)	—	—	—
Provision (release) for covered loan losses (1)	(1,029)	1,093	64	7,124	(126)	6,998

Balance at end of period	$7,548	$9,141	$16,689	$7,929	$4,245	$12,174

(1)

Includes a provision for credit losses of $274,000 and $1.4 million recorded in the Consolidated Statements of Income for the quarters ended September 30, 2011 and 2010, respectively, representing the Company’s 20% non-reimbursable portion under the loss share agreement.

	Nine Months Ended September 30,
	2011			2010
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
Balance at beginning of year	$8,601	$6,733	$15,334	$755	$2,009	$2,764
Loans charged-off	(264)	(67)	(331)	—	—	—
Recoveries on loans previously charged-off	352	72	424	—	—	—

Net recoveries	88	5	93	—	—	—
Provision (release) for covered loan losses (1)	(1,141)	2,403	1,262	7,174	2,236	9,410

Balance at end of period	$7,548	$9,141	$16,689	$7,929	$4,245	$12,174

(1)

Includes a provision for credit losses of $514,000 and $1.9 million recorded in the Consolidated Statements of Income for the nine months ended September 30, 2011 and 2010, respectively, representing the Company’s 20% non-reimbursable portion under the loss share agreement.

Disposals (including sales) of loans or foreclosed property result in removal of the asset from the covered asset portfolio at its carrying amount.

Changes in the carrying amount and accretable yield for purchased impaired loans that evidenced deterioration at the acquisition date are set forth in the following table.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount

(Amounts in thousands)

	2011		2010
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Quarters Ended September 30
Balance at beginning of period	$9,615	$62,541	$38,797	$91,302
Payments received	—	(3,461)	—	(2,626)
Charge-offs/disposals(1)	(6,357)	(6,357)	(2,990)	(2,990)
Reclassifications from (to) nonaccretable difference, net	4,261	—	(10,850)	—
Accretion	(799)	799	(2,201)	2,201

Balance at end of period	$6,720	$53,522	$22,756	$87,887

Nine Months Ended September 30
Balance at beginning of period	$13,253	$71,258	$34,790	$94,140
Payments received	—	(11,848)	—	(8,580)
Charge-offs/disposals(1)	(9,471)	(9,471)	(5,517)	(5,446)
Reclassifications from nonaccretable difference, net	6,521	—	1,256	—
Accretion	(3,583)	3,583	(7,773)	7,773

Balance at end of period	$6,720	$53,522	$22,756	$87,887

Contractual amount outstanding at period end		$81,985		$170,942

(1)	Includes transfers to covered foreclosed real estate.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment

(Amounts in thousands)

	September 30,	December 31,
	2011	2010
Banking	$81,755	$81,755
Trust and Investments	12,829	12,866
Holding Company Activities	—	—

Total goodwill	$94,584	$94,621

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. Our annual goodwill test was performed as of October 31, 2010, and it was determined that no impairment existed as of that date.

Our annual goodwill impairment test will be completed during the fourth quarter 2011. During third quarter 2011, no events or circumstances occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Goodwill decreased by $37,000 during the first nine months of 2011 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar Investment Counsel, LLC (“Lodestar”), an investment management firm and wholly-owned subsidiary of the Company.

We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums, client relationships and assembled workforce. These intangible assets are being amortized over their estimated useful lives, which range from 3 years to 15 years. We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During third quarter 2011, there were no events or circumstances to indicate there may be impairment of intangible assets.

Other Intangible Assets

(Amounts in thousands)

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Core deposit intangible	$18,093	$18,093	$4,835	$4,098	$13,258	$13,995
Client relationships	4,900	4,900	2,463	2,168	2,437	2,732
Assembled workforce	736	736	716	623	20	113

Total	$23,729	$23,729	$8,014	$6,889	$15,715	$16,840

Additional Information – Other Intangible Assets

(Dollars in thousands)

September 30, 2011
Weighted average remaining life at period-end (in years):
Core deposit intangible	5
Client relationships	8
Assembled workforce	Less than 1

Amortization expense for other intangible assets totaled $374,000 and $413,000 for the quarters ended September 30, 2011 and September 30, 2010, respectively. For the nine months ended September 30, 2011 and September 30, 2010, amortization expense totaled $1.1 million and $1.2 million, respectively.

Scheduled Amortization of Other Intangible Assets

(Amounts in thousands)

Total
Year ending December 31,
2011:
Remaining three months	$362
2012	2,673
2013	3,101
2014	3,190
2015	2,639
2016 and thereafter	3,750

Total	$15,715

8.	SHORT-TERM BORROWINGS

Summary of Short-Term Borrowings

(Dollars in thousands)

	September 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Federal Home Loan Bank (“FHLB”) advances	$59,154	2.60%	$117,620	2.40%
Other	—	—	941	—

Total short-term borrowings	$59,154		$118,561

Unused overnight federal funds availability (1)	$200,000		$95,000
Borrowing capacity through the Federal Reserve Bank’s (“FRB”) discount window primary credit program (2)	$1,038,348		$536,836
FHLB advances availability	$427,842		$—
Weighted average remaining maturity of FHLB advances at period-end (in months)	7.2		3.9

(1)	Our total availability of overnight fed fund borrowings are not committed lines of credit and are dependent upon lender availability.
(2)	Includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

The amounts above include any unamortized premium or discount and fair value adjustments recognized in connection with debt acquired through acquisitions.

During the third quarter 2011, we became a member of the FHLB Chicago, establishing access to additional FHLB borrowings of $427.8 million at September 30, 2011. Prior to becoming a member of the FHLB Chicago, we merged into The PrivateBank and Trust Company (the “Bank”) former bank subsidiaries that were member banks of the FHLB system. Advances prior to the bank mergers, which as of September 30, 2011 comprise short-term and long-term advances of $59.2 million and $15.0 million, respectively, remain outstanding until maturity.

FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less. FHLB advances are secured by qualifying residential and multi-family mortgages, state and municipal bonds and mortgage-related securities.

9.	LONG-TERM DEBT

Long-Term Debt

(Dollars in thousands)

	September 30, 2011	December 31, 2010
Parent Company:
3.00% junior subordinated debentures due 2034 (1)(a)	$8,248	$8,248
2.06% junior subordinated debentures due 2035 (2)(a)	51,547	51,547
1.85% junior subordinated debentures due 2035 (3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068 (a)	143,760	143,760

Subtotal	244,793	244,793
Subsidiaries:
Federal Home Loan Bank advances	15,000	50,000
3.87% subordinated debt facility due 2015 (4)(b)	120,000	120,000

Subtotal	135,000	170,000

Total long-term debt	$379,793	$414,793

Weighted average interest rate of FHLB long-term advances at period-end	4.42%	4.39%
Weighted average remaining maturity of FHLB long-term advances at period-end (in months)	52.2	37.5

(1)	Variable rate in effect at September 30, 2011, based on three-month LIBOR + 2.65%.
(2)	Variable rate in effect at September 30, 2011, based on three-month LIBOR + 1.71%.
(3)	Variable rate in effect at September 30, 2011, based on three-month LIBOR + 1.50%.
(4)	Variable rate in effect at September 30, 2011, based on three-month LIBOR + 3.50%.
(a)	Qualifies as Tier I capital for regulatory capital purposes; the capital qualification is grandfathered under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
(b)

Effective in the third quarter 2010, Tier II capital qualification was reduced by 20% of the total balance outstanding and annually thereafter will be reduced by an additional 20%. As of September 30, 2011, 60% of the balance qualified as Tier II capital for regulatory capital purposes.

We have $244.8 million in junior subordinated debentures issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable preferred securities. Refer to Note 10 for further information on the nature and terms of these and previously issued debentures.

FHLB long-term advances, which had a combination of fixed and floating interest rates, were secured by qualifying residential and multi-family mortgages, state and municipal bonds and mortgage-related securities.

We have $120.0 million outstanding under a 7-year subordinated debt facility due September 2015. The debt facility has a variable rate of interest based on LIBOR plus 3.50%, per annum, payable quarterly and re-prices quarterly. The debt may be prepaid at any time prior to maturity without penalty and is subordinate to any future senior indebtedness.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt

(Amounts in thousands)

Total
Year ending December 31,
2012	$—
2013	5,000
2014	2,000
2015	123,000
2016 and thereafter	249,793

Total	$379,793

10.	JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of September 30, 2011, we sponsored, and wholly owned, 100% of the common equity of four trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (“Debentures”). The Debentures held by the trusts, which totaled $244.8 million, are the sole assets of each trust. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. We have the right to redeem the Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. We may also have the right to redeem the Debentures at an earlier time, if future legislative or regulatory changes impact our capital treatment of the Trust Preferred Securities. We used the proceeds from the sales of the Debentures for general corporate purposes.

Under current accounting rules, the trusts qualify as variable interest entities for which we are not the primary beneficiary and therefore ineligible for consolidation. Accordingly, the trusts are not consolidated in our financial statements. The subordinated Debentures issued by us to the trusts are included in our Consolidated Statements of Financial Condition as “long-term debt” with the corresponding interest distributions recorded as interest expense. The common shares issued by the trusts are included in other assets in our Consolidated Statements of Financial Condition with the related dividend distributions recorded in other non-interest income.

Common Securities, Preferred Securities, and Related Debentures

(Amounts and number of shares in thousands)

							Principal Amount of Debentures (3)
	Issuance Date	Common Securities Issued	Trust Preferred Securities Issued (1)	Coupon Rate (2)	Earliest Redemption Date (on or after) (3)	Maturity	September 30, 2011	December 31, 2010
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	3.00%	Jun. 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	2.06%	Sep. 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.85%	Dec. 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun. 13, 2013	Jun. 2068	143,760	143,760

Total		$3,043	$241,750				$244,793	$244,793

(1)

The trust preferred securities accrue distributions at a rate equal to the interest rate and maturity identical to that of the related Debentures. The trust preferred securities will be redeemed upon maturity of the related Debentures.

(2)

Reflects the coupon rate in effect at September 30, 2011. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three-month LIBOR plus 2.65%. The coupon rates for the PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions for all of the Trusts are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would be restricted. The Federal Reserve has the ability to prevent interest payments on the Debentures.

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

11.	EQUITY

Comprehensive Income

Accumulated other comprehensive income (“AOCI”) includes net income as well as certain other items that are reported directly within a separate component of equity that are not considered part of net income. Other comprehensive income consists of the unrealized gains (losses) on securities available-for-sale and changes in fair value of derivative instruments designated under cash flow hedges.

Components of Accumulated Other Comprehensive Income

(Amounts in thousands)

	Nine Months Ended September 30,
	2011			2010
	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Gain (Loss) on Effective Cash Flow Hedges	Total	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Gain (Loss) on Effective Cash Flow Hedges	Total
Balance at beginning of period	$20,078	$—	$20,078	$27,896	$—	$27,896
Unrealized gains on securities	47,601	—	47,601	37,719	—	37,719
Unrealized gains on cash flow hedges	—	1,162	1,162	—	—	—
Tax expense on unrealized gains	(18,953)	(462)	(19,415)	(14,496)	—	(14,496)
Reclassification adjustment of net gains included in net income	(5,448)	(156)	(5,604)	(3,801)	—	(3,801)
Reclassification adjustments for tax expense on realized net gains	2,167	62	2,229	1,458	—	1,458

Balance at end of period	$45,445	$606	$46,051	$48,776	$—	$48,776

12.	EARNINGS PER COMMON SHARE

Basic income (loss) per common share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings are allocated between common and participating security stockholders based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities (i.e., the Company’s deferred stock units and nonvested restricted stock awards and restricted stock units, excluding certain awards with forfeitable rights to dividends). Undistributed net losses are not allocated to holders of participating securities, as they do not have a contractual obligation to fund the losses incurred by the Company. Net income (loss) attributable to common shares is then divided by the weighted-average number of common shares outstanding during the period, net of participating securities.

Diluted income (loss) per common share considers common stock issuable under the assumed release of nonvested restricted stock awards and units with forfeitable dividend rights and the assumed exercise of stock options granted under the Company’s stock plans as well as the assumed exercise of warrants related to the U.S. Treasury Capital Purchase Program (potentially dilutive common stock equivalents). Diluted income (loss) attributable to common shares is then divided by the total of weighted-average number of common shares and common stock equivalents outstanding during the period, net of participating securities. Potentially dilutive common stock equivalents are excluded from the computation of diluted earnings per common share in periods in which the effect would reduce the loss per share or increase the income per share (i.e. antidilutive). Diluted earnings per common share is calculated under the more dilutive of either the treasury method or the two-class method.

Basic and Diluted Earnings per Common Share

(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic earnings per common share
Net income (loss) attributable to controlling interests	$13,449	$7,950	$33,311	$(10,395)
Preferred dividends and discount accretion of preferred stock	3,426	3,405	10,260	10,198

Net income (loss) available to common stockholders	10,023	4,545	23,051	(20,593)
Less: Earnings allocated to participating stockholders	127	99	268	47

Earnings allocated to common stockholders	$9,896	$4,446	$22,783	$(20,640)

Weighted-average common shares outstanding	70,479	70,067	70,418	69,999
Basic earnings per common share	$0.14	$0.06	$0.32	$(0.29)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Diluted earnings per common share
Earnings allocated to common stockholders (1)	$9,896	$4,446	$22,782	$(20,640)
Weighted-average common shares outstanding (2):
Weighted-average common shares outstanding	70,479	70,067	70,418	69,999
Dilutive effect of stock awards	142	30	264	—

Weighted-average diluted common shares outstanding	70,621	70,097	70,682	69,999

Diluted earnings per common share	$0.14	$0.06	$0.32	$(0.29)
Antidilutive shares not included in diluted earnings per common share computation(2)(3):
Stock options	3,579	3,342	3,514	3,481
Unvested stock/unit awards	272	757	156	1,548
Warrants related to the U.S. Treasury Capital Purchase Program	645	645	645	645

Total antidilutive shares	4,496	4,744	4,315	5,674

(1)

Earnings allocated to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

(2)

Due to the net loss available to common stockholders reported for the nine months ended September 30, 2010, all potentially dilutive common stock equivalents were excluded from the diluted net loss per share computation as their inclusion would have been antidilutive.

(3)

For the quarter and nine months ended September 30, 2011 and quarter ended September 30, 2010, represents potentially dilutive common stock securities for which the exercise price for the stock options and warrants and fair value of non-vested restricted stock/units was greater than the average market price of our common stock during the period.

13.	INCOME TAXES

Income Tax Provision Analysis

(Dollars in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income (loss) before income taxes	$21,075	$12,807	$49,666	$(17,834)

Income tax provision (benefit):
Current income tax provision	$4,441	$9,923	$10,461	$4,763
Deferred income tax provision (benefit)	3,152	(5,137)	5,731	(12,419)

Total income tax provision (benefit)	$7,593	$4,786	$16,192	$(7,656)

Effective tax rate	36.0%	37.4%	32.6%	-42.9%

Illinois Tax Legislation

In January 2011, the state of Illinois passed legislation that increases the corporate income tax rate from 7.3% to 9.5% (which includes a personal property replacement tax of 2.5%). The change is effective for tax years 2011 through 2014 with the rate declining to 7.75% in 2015 and returning to the pre-2011 rate of 7.3% in 2025. As a result of this change, income tax expense for the nine months ended September 30, 2011 was reduced by $2.8 million for a one-time adjustment to the valuation of the Company’s deferred tax asset.

Deferred Tax Assets

Net deferred tax assets totaled $103.2 million at September 30, 2011 and $126.3 million at December 31, 2010. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition and no valuation allowance is recorded.

We are in a cumulative pre-tax loss position for financial statement purposes for the trailing three-year period ended September 30, 2011. Under current accounting guidance, this represents significant negative evidence in the assessment of whether the deferred tax assets will be realized. However, we have concluded that based on the weight provided by the positive evidence, it is more likely than not that the deferred tax assets will be realized.

Taxable income in prior years and reversing deferred taxable income amounts provide sources from which deferred tax assets may be absorbed. Most significantly, however, we have relied on our ability to generate future federal taxable income, exclusive of reversing temporary differences, as the primary source from which deferred tax assets at September 30, 2011 will be absorbed.

In making the determination that it was more likely than not the deferred tax assets will be realized, we considered negative evidence associated with the cumulative book loss position, as well as continued challenging economic conditions.

We also considered the positive evidence associated with: (a) taxable income generated in 2010 and the first nine months of 2011; (b) reversing taxable temporary differences in future periods; (c) the decline in the cumulative book loss during the past several quarters and our expectations regarding the remainder of 2011; (d) our pre-tax, pre-loan loss provision earnings results during 2009, 2010 and year-to-date 2011, a core source for future taxable income; (e) our reporting of pre-tax profits in each of the past six quarters; (f) the concentration of credit losses in certain segments and vintages of our loan portfolio during the past three years and the relative stability of credit trends in recent quarters; (g) our excess capital position relative to “well capitalized” regulatory standards and other industry benchmarks; and (h) no history of federal net operating loss carryforwards and the availability of the 20-year federal net operating loss carryforward period.

In addition, we also considered both positive and negative evidence associated with: (a) our accuracy in forecasting operating income and credit costs; and (b) the estimated timing of reversals of deferred deductible and deferred taxable items and the level of such net reversal amounts relative to earnings run rate assumptions in future periods.

Certain of the factors noted above support our expectation of generating future pre-tax book earnings in future periods. We believe this in turn should give rise to taxable income levels (exclusive of reversing temporary differences) that more likely than not would be sufficient to absorb the deferred tax assets.

As of September 30, 2011, there was $458,000 of unrecognized tax benefits relating to uncertain tax positions that would favorably impact the effective tax rate if recognized in future periods.

14.	DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce certain risks related to interest rate risk, as it relates to mortgage loan commitments and planned sales, and foreign currency volatility. We also use these instruments for client accommodation as we provide derivatives risk management solutions for our clients. None of these end-user and client-related derivatives were designated as hedging instruments at September 30, 2011 and December 31, 2010.

In July 2011, we initiated the use of interest rate derivatives as part of our asset strategy to hedge interest rate risk in our loan portfolio which is comprised primarily of floating rate loans. These derivatives were designated as cash flow hedges.

Derivative assets and liabilities are recorded at fair value in the Consolidated Statements of Financial Condition, after taking into account the effects of master netting agreements as allowed under authoritative accounting guidance. Changes in the fair value of derivative instruments are either recorded in current earnings or in shareholders’ equity as a component of AOCI depending on whether the derivative instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge.

Derivatives expose us to counterparty credit risk measured as replacement cost (current positive mark-to-market value plus potential future exposure from positive movements in mark-to-market). Credit risk is managed through our standard underwriting process. Actual exposures are monitored against various types of credit limits established to contain risk within parameters. Additionally, credit risk is managed through the use of collateral and netting agreements.

Composition of Derivative Instruments

and Fair Value

(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
	Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount(1)	Value	Amount(1)	Value	Amount(1)	Value	Amount(1)	Value
Derivatives designated as hedging instruments(2):
Interest rate contracts	$75,000	$1,061	$—	$—	$25,000	$55	$—	$—
Less: netting adjustments(3)		(55)		—		(55)		—

Total		$1,006		$—		$—		$—

Derivatives not designated as hedging instruments:
Capital markets group derivatives(4):
Interest rate contracts	$2,954,304	$113,417	$3,028,827	$102,386	$2,954,304	$116,844	$3,028,827	$104,799
Foreign exchange contracts	155,262	7,300	109,956	4,069	155,262	6,600	109,956	3,416
Credit contracts(1)	43,249	12	4,523	1	62,698	15	68,945	9

Subtotal		120,729		106,456		123,459		108,224
Less: netting adjustments(3)		(9,481)		(6,206)		(9,491)		(6,206)

Total		$111,248		$100,250		$113,968		$102,018

Other derivatives(2):
Foreign exchange contracts	$3,935	$156	$4,425	$29	$—	$—	$—	$—
Mortgage banking derivatives		229		221		245		280

Subtotal		385		250		245		280

Total derivatives not designated as hedging instruments		$111,633		$100,500		$114,213		$102,298

Grand total derivatives		$112,639		$100,500		$114,213		$102,298

(1)	The remaining average notional amounts are shown for credit contracts.
(2)

Derivative assets and liabilities designated as hedging instruments and other derivative assets and liabilities not designated as hedging instruments are reported in other assets and other liabilities on the Consolidated Statement of Financial Condition, respectively.

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

(4)	Capital markets group asset and liability derivatives are reported separately on the Consolidated Statement of Financial Condition.

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features

(Amounts in thousands)

	September 30, 2011	December 31, 2010
Fair value of derivatives with credit contingency features in a net liability position	$68,634	$66,649
Collateral posted for those transactions in a net liability position	$72,845	$70,334
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$85	$347
Outstanding derivative instruments that would be immediately settled	$58,853	$52,354

Derivatives Designated in Hedge Relationships

Our objectives in using interest rate derivatives are to add stability to interest income and to manage our exposure to interest rate movements.

Cash flow hedges – During the third quarter 2011, we entered into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loans to fixed rate in order to substantially reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Measured ineffectiveness is recognized directly in other non-interest income in the Consolidated Statements of Income. The effective portion of the gains or losses on cash flow hedges are recorded in AOCI and are subsequently reclassified to interest income on loans in the period that the hedged interest receipts affect earnings. As of September 30, 2011 the maximum length of time over which forecasted interest cash flows are hedged is five years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income

Related to Interest Rate Swaps Designated as Cash Flow Hedge

(Dollars in thousands)

	September 30, 2011
	Quarter Ended	Nine Months Ended
Unrealized gain at beginning of period	$—	$—
Amount of gain recognized in AOCI	1,162	1,162
Amount reclassified from AOCI to interest income on loans	(156)	(156)

Unrealized gain at end of period	$1,006	$1,006

As of September 30, 2011, $573,000 in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2011.

Gain Recorded in Consolidated Statements of Income

and Accumulated Other Comprehensive Income Related to

Interest Rate Swaps Designated as Cash Flow Hedge

(Amounts in thousands)

	September 30, 2011
	Quarter Ended	Nine Months Ended
Amount of gain, net of tax, recognized in AOCI (effective portion)	$700	$700
Amount of gain, pre-tax, reclassified from AOCI to interest income on loans	156	156
Amount of gain, pre-tax, recognized in other non-interest income (ineffective portion)	—	—

During the first nine months of 2011, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. We are required to reclassify such gains or losses related to ineffectiveness in circumstances where the original forecasted transaction was no longer probable of occurring.

Derivatives Not Designated in Hedge Relationships

End-User Derivatives – We enter into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of fixed-rate residential mortgage loans when customer interest rate lock commitments are entered into to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At September 30, 2011, we had approximately $75.0 million of interest rate lock commitments and $99.2 million of forward commitments for the future delivery of residential mortgage loans with rate locks at rates consistent with the lock commitment.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than U.S. dollars. Currently our exposure is to the British pound on $3.9 million of loans and we manage this risk by using currency forward derivatives.

Client Related Derivatives – We offer, through our capital markets group, over-the-counter interest rate and foreign exchange derivatives to our clients, including but not limited to, interest rate swaps, options on interest rate swaps, interest rate options (also referred to as caps, floors, collars, etc.), foreign exchange forwards, and options as well as cash products such as foreign exchange spot transactions. When our clients enter into an interest rate or foreign exchange derivative transaction with us, we will generally mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties. Although the off-setting nature of transactions originated by our capital markets group limit our market risk exposure, they do expose us to other risks including counterparty credit, settlement, and operational risk.

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

Risk Participation Agreements

(Dollars in thousands)

	September 30, 2011	December 31, 2010
Fair value of written RPAs	$(15)	$(9)
Range of remaining terms to maturity (in years)	Less than 1 to 4	Less than 1 to 4
Range of assigned internal risk ratings	3 to 5	3 to 5
Maximum potential amount of future undiscounted payments	$1,914	$2,413
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	66%	80%

Gain (Loss) Recognized on Derivative Instruments

Not Designated in Hedging Relationship

(Amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gain on derivatives recognized in capital markets products income:
Interest rate contracts	$3,577	$1,924	$9,372	$4,075
Foreign exchange contracts	1,685	1,134	4,220	3,337
Credit contracts	248	46	278	83

Total capital markets group derivatives	5,510	3,104	13,870	7,495

Gain (loss) on other derivatives recognized in other income, service charges and fees:
Foreign exchange derivatives	42	(233)	128	(6)
Mortgage banking derivatives	(80)	36	48	(3)

Total other derivatives	(38)	(197)	176	(9)

Total derivatives	$5,472	$2,907	$14,046	$7,486

15.	COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

Credit Extension Commitments and Guarantees

In the normal course of business, we enter into a variety of financial instruments with off-balance sheet risk to meet the financing needs of our clients and to conduct lending activities. These instruments principally include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the Consolidated Statements of Financial Condition.

Contractual or Notional Amounts of Financial Instruments

(Amounts in thousands)

	September 30, 2011	December 31, 2010
Commitments to extend credit:
Home equity lines	$161,721	$175,365
Residential 1-4 family construction - secured	24,909	15,600
Commercial real estate - secured	84,278	64,388
Commercial and industrial	3,001,902	2,929,215
All other commitments	520,472	686,469

Total commitments to extend credit	$3,793,282	$3,871,037

	September 30, 2011	December 31, 2010
Letters of credit:
Financial standby	$292,124	$265,675
Performance standby	24,646	32,425
Commercial letters of credit	3,496	115

Total letters of credit	$320,266	$298,215

Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements. As of September 30, 2011, we had a reserve for unfunded commitments of $7.0 million, which reflects our estimate of inherent losses associated with these commitment obligations. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. Standby letters of credit include performance and financial guarantees for clients in connection with contracts between our clients and third parties. Standby letters of credit are agreements where we are obligated to make payment to a third party on behalf of a client in the event the client fails to meet their contractual obligations. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the client and third party.

In the event of a client’s nonperformance, our credit loss exposure is equal to the contractual amount of those commitments. We manage this credit risk in a similar manner to evaluating credit risk in extending loans to clients under our credit policies. We use the same credit policies in making credit commitments as for on-balance sheet instruments, mitigating exposure to credit loss through various collateral requirements, if deemed necessary. In the event of nonperformance by the clients, we have rights to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $1.0 million as of September 30, 2011. We amortize these amounts into income over the commitment period. As of September 30, 2011, standby letters of credit had a remaining weighted-average term of approximately 14 months, with remaining actual lives ranging from less than 1 year to 18 years.

Credit Card Settlement Guarantees

Our third party vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third party vendor to us in the event that the licensee fails to meet its financial payment obligation. In these circumstances, a total exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third party settlement guarantee is $2.6 million at September 30, 2011.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third party settlement guarantee program. As of September 30, 2011, we have not recorded any contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any payments under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. We recorded no losses for the quarter and nine months ended September 30, 2011 arising from limited recourse provisions. The losses for the quarter and nine months ended September 30, 2010 arising from limited recourse provisions were not material. In addition, the Company has not established any liability for potential future payments relating to mortgage loans sold in prior periods.

Legal Proceedings

On October 22, 2010, a lawsuit was filed in federal court in the Northern District of Illinois against the Company on behalf of a purported class of purchasers of our common stock between November 2, 2007 and October 23, 2009. Certain of our current and former executive officers and directors and firms that participated in the underwriting of our June 2008 and May 2009 public offerings of common stock were also named as defendants in the litigation. On January 25, 2011, the City of New Orleans Employees’ Retirement System and State-Boston Retirement System were together named as the lead plaintiff, and an amended complaint was filed on February 18, 2011. The amended complaint alleged various claims of securities law violations against certain of the named defendants relating to disclosures we made during the class period in filings under the Securities Act of 1933 and the Securities Exchange Act of 1934. The plaintiffs sought class certification, compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees, and rescission. The defendants filed a joint motion to dismiss seeking dismissal of all counts. On November 7, 2011, the court released its decision on defendants’ motion and dismissed all counts of the complaint with prejudice. The plaintiffs have 30 days from the date of this decision to file a notice of appeal, if any.

As of September 30, 2011, there were also various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

16.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

We measure, monitor, and disclose certain of our assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for securities available-for-sale, mortgage loans held for sale, derivative assets, derivative liabilities, other assets, and other liabilities. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to foreclosed real estate and other loans held for sale, evaluate assets or liabilities for impairment, including collateral-dependent impaired loans, and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, we use various valuation techniques and input assumptions when estimating fair value.

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

Mortgage Loans Held for Sale – Mortgage loans held for sale represent mortgage loan originations intended to be sold in the secondary market. On August 1, 2011, we elected the fair value option for mortgage loans originated with the intention of selling to a third party bank that are originated as of or subsequent to this date. The election of the fair value option aligns the accounting for these loans with the related mortgage banking derivatives used to economically hedge them. These mortgage loans are measured at fair value as of each reporting date, with changes in fair value recognized through mortgage banking non-interest income. The fair value for mortgage loans held for sale is determined based on a variety of factors, including quoted market rates and our judgment of other relevant market conditions. Mortgage loans originated with the intention of selling to a third party bank prior to August 1, 2011 were accounted for at the lower of cost or fair value. Mortgage loans held for sale are classified in level 3 of the valuation hierarchy.

Other Loans Held for Sale – Other loans held for sale represent other loans that management has an active plan to sell. Other loans held for sale are accounted for at the lower of cost or fair value, which is determined based on a variety of factors, including quoted market rates and our judgment of other relevant market conditions. Other loans held for sale are classified in level 3 of the valuation hierarchy.

Collateral-Dependent Impaired Loans – We do not record loans at fair value on a recurring basis. However, periodically, we record nonrecurring adjustments to reduce the carrying value of loans based on fair value measurement. Loans for which it is probable that payment of interest or principal will not be made in accordance with the contractual terms of the original loan agreement are considered impaired. Impaired loans for which repayment of the loan is expected to be provided solely by the underlying collateral requires classification in the fair value hierarchy. We measure the fair value of collateral-dependent impaired loans based on the fair value of the collateral securing these loans. Substantially all collateral-dependent impaired loans are secured by real estate with the fair value generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates and comparables. We also consider other factors or recent developments that could result in adjustments to the collateral value estimates indicated in the appraisals. Accordingly, fair value estimates for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy. The carrying value of impaired loans and the related valuation allowance are disclosed in Note 4.

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

Capital Market Derivative Assets and Derivative Liabilities – Client-related derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. The fair value of client-related derivative assets and liabilities is determined based on the fair market value as quoted by broker-dealers using standardized industry models or internally-generated models. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of client-related derivative assets and liabilities are based on primarily observable inputs and are generally classified in level 2 of the valuation hierarchy. Level 3 derivatives include risk participation agreements and derivatives associated with clients whose loans are risk rated 6 or higher. Refer to “Credit Quality Indicators” above for further discussion on risk ratings.

Other Assets and Other Liabilities – Included in other assets and other liabilities are cash flow hedges designated in a hedging relationship and end-user derivative instruments that we use to manage our foreign exchange and interest rate risk. Those derivative instruments with positive fair value are reported as an asset and those with a negative fair value are reported as liabilities. The fair value is determined based on the fair market value as quoted by broker-dealers using standardized industry models, third party advisors using standardized industry models, or internally generated models based primarily on observable inputs. These derivative assets and liabilities are classified in level 2 of the valuation hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at September 30, 2011 and December 31, 2010 on a recurring basis.

Fair Value Measurements on a Recurring Basis

(Amounts in thousands)

	September 30, 2011				December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)	Total
Assets:
Securities available-for-sale
U.S. Treasury	$36,406	$—	$—	$36,406	$—	$—	$—	$—
U.S. Agencies	—	10,128	—	10,128	—	10,426	—	10,426
Collateralized mortgage obligations	—	383,685	—	383,685	—	451,721	—	451,721
Residential mortgage- backed securities	—	1,292,168	—	1,292,168	—	1,247,031	—	1,247,031
State and municipal	—	149,700	—	149,700	—	172,108	—	172,108
Foreign sovereign debt	—	500	—	500	—	500	—	500

Total securities available-for-sale	36,406	1,836,181	—	1,872,587	—	1,881,786	—	1,881,786
Mortgage loans held for sale	—	—	24,126	24,126	—	—	—	—

Capital market derivative assets(1)	—	110,203	1,002	111,205	—	95,596	4,654	100,250
Other assets(2)	—	385	—	385	—	250	—	250

Total assets	$36,406	$1,946,769	$25,128	$2,008,303	$—	$1,977,632	$4,654	$1,982,286

Liabilities:
Capital market derivative liabilities(1)	$—	$113,919	$15	$113,934	$—	$102,009	$9	$102,018
Other liabilities(2)	—	245	—	245	—	280	—	280

Total liabilities	$—	$114,164	$15	$114,179	$—	$102,289	$9	$102,298

(1)	Capital market derivative assets and derivative liabilities include client-related derivatives.
(2)

Other assets and other liabilities include derivatives designated in hedging relationships, derivatives for commitments to fund certain mortgage loans held for sale and end-user foreign exchange derivatives.

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no significant transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2010 and September 30, 2011.

Other than electing the fair value option for mortgage loans held for sale, there have been no other changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2010 to September 30, 2011.

Reconciliation of Beginning and Ending Fair Value For Those

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(Amounts in thousands)

	Quarters Ended September 30,
	2011			2010
	Mortgage Loans Held For Sale	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$—	$2,369	$(11)	$3,505	$(76)
Total gains (losses):
Included in earnings (1)	16	(38)	238	822	46
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	67,402	—	—	—	—
Sales	(43,292)	—	—	—	—
Settlements	—	(705)	(242)	(901)	—
Transfers in (out) of level 3	—	(624)	—	2,583	—

Balance at end of period	$24,126	$1,002	$(15)	$6,009	$(30)

Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$16	$(73)	$238	$823	$(41)

	Nine Months Ended September 30,
	2011			2010
	Mortgage Loans Held For Sale	Derivative Assets	Derivative (Liabilities)	State and Municipal Securities Available- For-Sale	Derivative Assets	Derivative (Liabilities)
Balance at beginning of year	$—	$4,654	$(9)	$3,615	$1,468	$(101)
Total gains (losses):
Included in earnings (1)	16	(175)	266	—	2,408	83
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—
Issuances	67,402	42	(30)	—	—	(12)
Sales	(43,292)	—	—	(3,615)	—	—
Settlements	—	(3,216)	(242)	—	(2,498)	—
Transfers in (out) of level 3	—	(303)	—	—	4,631	—

Balance at end of period	$24,126	$1,002	$(15)	$—	$6,009	$(30)

Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$16	$(42)	$(266)	$—	$1,192	$(70)

(1)	Amounts disclosed in this line are included in capital markets products income in the Consolidated Statements of Income.

At September 30, 2010, $2.8 million of derivative assets were transferred from level 2 to level 3 of the valuation hierarchy due to a lack of observable market data, as there was deterioration in the credit risk of the derivative counterparty. No derivative assets were transferred from level 2 to level 3 of the valuation hierarchy at September 30, 2011. Also, at September 30, 2011 and 2010, respectively, $624,000 and $251,000 of derivative assets were transferred from level 3 to level 2 of the valuation hierarchy due to an improvement in the credit risk of the counterparty. We recognize transfers in and transfers out at the end of the reporting period.

Financial Instruments Recorded Using the Fair Value Option

Difference Between Aggregate Fair Value and Aggregate Remaining Principal Balance

for Mortgage Loans Held For Sale Elected to be Carried at Fair Value

(Amounts in thousands)

	September 30, 2011
	Aggregate Fair Value		Difference	Aggregate Unpaid Principal Balance
Mortgage loans held for sale
Total (1)	$	24,126	$16	$24,110

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of September 30, 2011, none of the mortgage loans held for sale were nonaccrual loans or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the quarter and nine months ended September 30, 2011 were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the hierarchy level and fair value for each major category of assets measured at fair value at September 30, 2011 and December 31, 2010 on a nonrecurring basis.

Fair Value Measurements on a Nonrecurring Basis

(Amounts in thousands)

	September 30, 2011				December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Loans held for sale	$—	$—	$—	$—	$—	$—	$30,758	$30,758
Collateral-dependent impaired loans net of reserve for loan losses	—	—	283,452	283,452	—	—	328,492	328,492
Covered assets- foreclosed real estate	—	—	28,344	28,344	—	—	32,155	32,155
OREO	—	—	116,364	116,364	—	—	88,728	88,728

Total assets	$—	$—	$428,160	$428,160	$—	$—	$480,133	$480,133

Collateral-Dependent Impaired Loans

(Amounts in thousands)

	September 30, 2011	December 31, 2010
Carrying value	$353,343	$398,015
Specific reserves	(69,891)	(69,523)

Fair value	$283,452	$328,492

There have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2010 to September 30, 2011 other than the previously discussed election of the fair value option for mortgage loans held for sale effective August 1, 2011. Accordingly, mortgage loans held for sale are reported in the fair value measurements on a recurring basis tables.

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

In addition to the valuation methodology explained above for financial instruments recorded at fair value, the following methods and assumptions were used in estimating the fair value of financial instruments that are carried at cost in the Consolidated Statements of Financial Condition.

Short-term financial assets and liabilities – For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, federal funds sold and other short-term investments, accrued interest receivable, and accrued interest payable.

Securities Held-to-Maturity – The fair value of securities held-to-maturity is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Non-marketable equity investments – Non-marketable equity investments include FHLB stock and other various equity securities. The carrying value of FHLB stock approximates fair value as the stock is non-marketable, but can only be sold to the FHLB or another member institution at par. The carrying value of all other equity investments approximates fair value.

Loans – The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on contractual terms and includes assumptions that reflect our and the industry’s historical experience with repayments for each loan classification. The estimation is modified, as required, by the effect of current economic and lending conditions, collateral, and other factors.

Covered assets – Covered assets include the acquired loans and foreclosed loan collateral (including the fair value of expected reimbursements from the FDIC). The fair value of covered assets is calculated by discounting expected cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the asset. The estimate of maturity is based on contractual terms and includes assumptions that reflect our and the industry’s historical experience with repayments for each asset classification. The estimate is modified, as required, by the effect of current economic and lending conditions, collateral, and other factors.

Investment in Bank Owned Life Insurance – The fair value of our investment in bank owned life insurance is equal to its cash surrender value.

Deposit liabilities – The fair values disclosed for noninterest-bearing demand deposits, savings deposits, interest-bearing deposits, and money market deposits are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair value for certificate of deposits and brokered deposits were estimated using present value techniques by discounting the future cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings – The fair value of repurchase agreements and FHLB advances with the remaining maturities of one year or less is estimated by discounting the obligations using the rates currently offered for repurchase agreements or borrowings of similar remaining maturities. The carrying amounts of funds purchased and other borrowed funds approximate their fair value due to their short-term nature.

Long-term debt – The fair value of subordinated debt, FHLB advances with remaining maturities greater than one year, and the junior subordinated debentures are estimated by discounting future cash flows using current interest rates for similar financial instruments.

Commitments – Given the limited interest rate exposure posed by the commitments outstanding at period-end due to their variable rate structure, termination clauses provided in the agreements, and the market rate of fees charged, we have deemed the fair value of commitments outstanding to be immaterial.

Financial Instruments

(Amounts in thousands)

	As of
	September 30, 2011			December 31, 2010
	Carrying Amount		Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$	171,268	$171,268	$112,772	$112,772
Federal funds sold and other short-term investments		248,559	248,559	541,316	541,316
Loans held for sale		24,126	24,126	30,758	30,758
Securities available-for-sale		1,872,587	1,872,587	1,881,786	1,881,786
Securities held-to-maturity		273,200	272,864	—	—
Non-marketable equity investments		43,894	43,894	23,537	23,537
Loans, net of allowance for loan losses and unearned fees		8,474,913	8,051,212	8,891,536	8,535,266
Covered assets, net of allowance for covered loan losses		302,284	319,714	381,875	400,783
Accrued interest receivable		32,686	32,686	33,854	33,854
Investment in bank owned life insurance		50,565	50,565	49,408	49,408
Capital markets derivative assets		111,248	111,248	100,250	100,250
Financial Liabilities:
Deposits	$	10,108,663	$10,124,413	$10,535,429	$10,549,930
Short-term borrowings		59,154	59,423	118,561	120,522
Long-term debt		379,793	355,110	414,793	414,340
Accrued interest payable		5,841	5,841	5,968	5,968
Capital markets derivative liabilities		113,968	113,968	102,018	102,018

17.	OPERATING SEGMENTS

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

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Quarters Ended September 30,
	Banking		Trust and Investments		Holding Company and Other Adjustments		Consolidated Company
	2011	2010	2011	2010	2011	2010	2011	2010
Net interest income	$105,213	$103,957	$635	$657	$(4,759)	$(5,655)	$101,089	$98,959
Provision for loan and covered loan losses	32,615	41,435	—	—	—	—	32,615	41,435
Non-interest income	23,162	19,023	4,457	4,295	16	42	27,635	23,360
Non-interest expense	65,157	56,481	4,680	4,844	5,197	6,752	75,034	68,077

Income (loss) before taxes	30,603	25,064	412	108	(9,940)	(12,365)	21,075	12,807
Income tax provision (benefit)	11,156	9,450	164	42	(3,727)	(4,706)	7,593	4,786

Net income (loss)	19,447	15,614	248	66	(6,213)	(7,659)	13,482	8,021
Noncontrolling interest expense	—	—	33	71	—	—	33	71

Net income (loss) attributable to controlling interests	$19,447	$15,614	$215	$(5)	$(6,213)	$(7,659)	$13,449	$7,950

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Nine Months Ended September 30,
	Banking		Trust and Investments		Holding Company and Other Adjustments		Consolidated Company
	2011	2010	2011	2010	2011	2010	2011	2010
Net interest income	$316,521	$315,765	$1,899	$1,976	$(14,275)	$(17,131)	$304,145	$300,610
Provision for loan and covered loan losses	101,286	159,375	—	—	—	—	101,286	159,375
Non-interest income	58,695	44,696	14,138	13,555	21	130	72,854	58,381
Non-interest expense	193,938	180,005	14,544	15,187	17,565	22,258	226,047	217,450

Income (loss) before taxes	79,992	21,081	1,493	344	(31,819)	(39,259)	49,666	(17,834)
Income tax provision (benefit)	27,580	7,010	595	134	(11,983)	(14,800)	16,192	(7,656)

Net income (loss)	52,412	14,071	898	210	(19,836)	(24,459)	33,474	(10,178)
Noncontrolling interest expense	—	—	163	217	—	—	163	217

Net income (loss) attributable to controlling interests	$52,412	$14,071	$735	$(7)	$(19,836)	$(24,459)	$33,311	$(10,395)

Selected Balances	Banking			Holding Company and Other Adjustments (1)		Consolidated Company
	9/30/11		12/31/10	9/30/11	12/31/10	9/30/11	12/31/10
Assets	$	10,650,944	$11,180,923	$1,368,917	$1,284,698	$12,019,861	$12,465,621
Total loans		8,674,955	9,114,357	—	—	8,674,955	9,114,357
Deposits		10,276,112	10,720,500	(167,449)	(185,071)	10,108,663	10,535,429

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

18.	VARIABLE INTEREST ENTITIES

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

As discussed in Note 10, we sponsor and wholly own 100% of the common equity of four trusts that were formed for the purpose of issuing trust preferred securities to third party investors and investing the proceeds from the sale of the trust preferred securities solely in debentures issued by the Company. The trusts’ only assets as of September 30, 2011 were the $244.8 million principal balance of the debentures and the related interest receivable. The trusts meet the definition of a VIE, but the Company is not the primary beneficiary of the trusts and accordingly, the trusts are not consolidated in our financial statements.

We hold certain investments in funds that make investments in accordance with the provisions of the Community Reinvestment Act. Such investments have a carrying amount of $2.7 million at September 30, 2011 and are included within non-marketable equity investments in our Consolidated Statements of Financial Condition. The investments meet the definition of a VIE, but the Company is not the primary beneficiary as we are a limited investor in those investment funds and do not have the power over their investment activities. Accordingly, we will continue to account for our interests in these investments using the cost method. Our maximum exposure to loss is limited to the carrying amount plus additional required future capital contributions of $1.6 million as of September 30, 2011.

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

Beginning in late 2007, we hired a team of experienced middle market commercial bankers and, under the leadership of our current chief executive officer, initiated a strategic plan to transform the organization into a leading middle market commercial bank. We have more than doubled our total assets from $5.0 billion at December 31, 2007 to $12.5 billion at December 31, 2010. We also increased total loans from $4.2 billion at December 31, 2007 to $9.1 billion at December 31, 2010. Total assets and total loans declined slightly from year end levels to $12.0 billion and $8.7 billion, respectively, at September 30, 2011, as new loan funding was offset by a disposition of problem assets and the exit from relationships no longer consistent with our strategy, primarily commercial real estate and construction loans, as we focus on building commercial loan balances consistent with our commercial middle market expertise.

Since the opening of our Chicago headquarters in 1991, we have expanded into multiple geographic markets through the creation of new banks and banking offices and the acquisition of existing banks. Today, we serve seven geographic markets in the Midwest, as well as Denver and Atlanta, although the majority of our business is conducted in the greater Chicago market. Effective October 31, 2010, we completed the consolidation of our banking operations into a single bank subsidiary. We offer a wide range of lending, treasury management, investment, capital markets products and trust and investments services to meet our clients’ commercial and personal needs. We also originate residential mortgage loans for sale into the secondary market with servicing released.

Management’s discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our 2010 Annual Report on Form 10-K. Results of operations for the nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a fully-diluted basis.

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include, but are not limited to: unforeseen credit quality problems or further deterioration in asset quality that could result in charge-offs greater than we have anticipated in our allowance for loan losses; adverse developments impacting one or more large credits; the extent of further deterioration in real estate values in our market areas, particularly in Chicago; difficulties in resolving problem credits or slower than anticipated dispositions of OREO which may result in increased losses or higher credit costs; continued uncertainty regarding global economic recovery and economic outlook and ongoing volatility in market conditions that may impact asset quality or prolong weakness in demand for loans or other banking products and services; weakness in the commercial and industrial sector; unanticipated withdrawals of significant client deposits; lack of sufficient or cost-effective sources of liquidity or funding; the terms and availability of capital when and to the extent necessary or required to repay TARP or otherwise; loss of key personnel or an inability to recruit and retain appropriate talent; potential for significant charges if our deferred tax or goodwill assets suffer impairment; unanticipated changes in interest rates or significant tightening of credit spreads; competitive pricing pressures; uncertainty regarding implications of the Dodd-Frank Act and the rules and regulations to be adopted in connection with implementation of the legislation, including evolving regulatory capital standards; other legislative, regulatory or accounting changes affecting financial services companies and/or the products and services offered by financial services companies; uncertainties related to potential costs associated with pending litigation; or failures or disruptions to our data processing or other information or operational systems.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors including those set forth in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2010, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Form 10-Q as well as those set forth in our subsequent periodic and current reports filed with the SEC. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any of these statements in public filings in light of future events unless required under the federal securities laws.

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

The specific component relates to impaired loans. Impaired loans consist of nonaccrual loans (which include nonaccrual TDRs) and loans classified as accruing troubled debt restructurings. A loan is considered nonaccrual when, based on current information and events, management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value, fair value of the underlying collateral less selling costs if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses. Impaired loans exceeding $500,000 are evaluated individually, while smaller loans are evaluated as pools using historical loss experience, as well as management’s loss expectations, for the respective asset class and product type.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired using the acquisition method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.

Goodwill is allocated to reporting units at acquisition. Subsequently, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. In the event that we conclude that all or a portion of our goodwill may be impaired, a noncash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible or regulatory capital.

The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. In “step one,” the fair value of each reporting unit is compared to the recorded book value. Our step one calculation of each reporting unit’s fair value is based upon a simple average of two metrics: (1) a primary market approach, which measures fair value based upon trading multiples of independent publicly traded financial institutions of comparable size and character to the reporting units, and (2) an income approach, which estimates fair value based upon discounted cash flows (“DCF”) and terminal value (using the perpetuity growth method). If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value of goodwill is determined using the residual approach, where the fair value of a reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, calculated in step one, is the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment charge is recognized to the extent the carrying value of goodwill exceeds the implied fair value of goodwill. We will complete our annual goodwill impairment test during the fourth quarter 2011.

Goodwill impairment testing is considered a “critical accounting estimate” as estimates and assumptions are made about future performance and cash flows, as well as other prevailing market factors. For our annual impairment testing, we engage an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its impairment assessment. In connection with obtaining an independent third party valuation, management provides certain information and assumptions that are utilized in the DCF and implied fair value calculations. Assumptions critical to the process include: forecasted cash flows, which are developed for each segment by considering several key business drivers such as historical performance, forward interest rates (using forward interest rate curves to forecast future expected interest rates), anticipated loan and deposit growth, and industry and economic trends; discount rates; and credit quality assessments, among other considerations. We provide the best information available at the time to be used in these estimates and calculations.

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the third quarter 2011, there were no events or circumstances to indicate that there may be impairment of intangible assets. All of the other intangible assets have finite lives which are amortized over varying periods not exceeding 15 years and include core deposit premiums, client relationship, and assembled workforce intangibles, which are amortized on a straight line basis.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of “more likely” than not. In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at September 30, 2011. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of September 30, 2011, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At September 30, 2011, we had $458,000 of tax reserves established relating to uncertain tax positions that would favorably affect the Company’s effective tax rate if recognized in future periods.

For additional discussion of income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 13 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q, and Notes 1 and 15 of “Notes to Consolidated Financial Statements” in our 2010 Annual Report on Form 10-K.

USE OF NON-U.S. GAAP FINANCIAL MEASURES

This report contains both U.S. GAAP and non-U.S. GAAP financial measures. We believe that these non-U.S. GAAP financial measures provide information useful to investors in understanding our underlying operational performance, business, and performance trends and facilitate comparisons with the performance of others in the banking industry. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measure, as well as the reconciliation to the comparable U.S. GAAP financial measure, can be found in Table 31. These disclosures should not be viewed as a substitute for operating results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-U.S. GAAP performance measures that may be presented by other companies.

THIRD QUARTER OVERVIEW

The following table presents selected quarterly financial data highlighting operating performance trends over the past year.

Table 1

Consolidated Financial Highlights

(Amounts in thousands, except per share data)

	Quarters Ended
	2011			2010
	September 30	June 30	March 31	December 31	September 30
Selected Operating Statistics
Net income	$13,482	$9,018	$10,974	$11,979	$8,021
Net income available to common stockholders	10,023	5,541	7,487	8,503	4,545
Net interest income	101,089	100,503	102,553	100,347	98,959
Fee revenue (1)	23,265	20,922	23,260	25,556	20,331
Net revenue (2)	129,404	122,811	126,970	136,088	123,210
Operating profit (2)	54,370	47,147	51,621	53,940	55,133
Provision for loan losses (3)	32,341	31,725	36,706	34,535	40,031
Per Share Data
Basic earnings (loss) per share	$0.14	$0.08	$0.10	$0.12	$0.06
Diluted earnings (loss) per share	$0.14	$0.08	$0.10	$0.12	$0.06
Tangible book value at period end (2)(4)	$13.04	$12.68	$12.43	$12.30	$12.53
Dividend payout ratio	7.14%	12.50%	10.00%	8.33%	16.67%
Performance Ratios
Return on average common equity	3.80%	2.18%	3.03%	3.31%	1.77%
Return on average assets	0.44%	0.29%	0.35%	0.38%	0.25%
Net interest margin (2)	3.49%	3.36%	3.46%	3.33%	3.28%
Efficiency ratio (2)(5)	57.98%	61.61%	59.34%	60.36%	55.25%
Credit Quality(3)
Nonperforming loans at period end	$304,747	$330,448	$356,932	$365,880	$371,156
OREO at period end	116,364	123,997	93,770	88,728	90,944

Total nonperforming assets at period end	$421,111	$454,445	$450,702	$454,608	$462,100

Restructured loans accruing interest	$106,330	$124,614	$100,895	$87,576	$53,397
Special mention loans (6)	$218,561	$227,413	$275,519	$398,834	$558,757
Potential problem loans (6)	$277,125	$392,019	$518,144	$507,590	$448,766
Net charge-offs	$(38,586)	$(43,676)	$(41,290)	$(35,106)	$(49,050)
Total nonperforming loans to total loans	3.51%	3.81%	3.95%	4.01%	4.13%
Total nonperforming assets to total assets	3.50%	3.75%	3.61%	3.65%	3.67%
Allowance for loan losses to total loans	2.31%	2.38%	2.41%	2.44%	2.48%

Balance Sheet Highlights

	As of
	2011			2010
	September 30	June 30	March 31	December 31	September 30
Total assets	$12,019,861	$12,115,377	$12,497,442	$12,465,621	$12,583,965
Average earning assets (for the quarter)	11,446,323	11,916,038	11,930,751	11,918,849	11,938,905
Loans (3)	8,674,955	8,672,642	9,037,067	9,114,357	8,992,129
Allowance for loan losses (3)	(200,041)	(206,286)	(218,237)	(222,821)	(223,392)
Deposits	10,108,663	10,234,268	10,625,976	10,535,429	10,530,472
Client deposits (7)	10,047,998	9,847,940	10,047,456	9,937,060	10,117,614

	As of
	2011			2010
	September 30	June 30	March 31	December 31	September 30
Capital Ratios
Total risk-based capital (2)	14.89%	15.12%	14.55%	14.18%	14.40%
Tier 1 risk-based capital (2)	12.95%	12.95%	12.41%	12.06%	12.25%
Tier 1 leverage ratio (2)	11.48%	11.00%	10.91%	10.78%	10.71%
Tier 1 common capital (2)	8.38%	8.34%	7.97%	7.69%	7.79%
Tangible common equity to tangible assets (2)(8)	7.86%	7.58%	7.17%	7.10%	7.17%
Average equity to average assets	10.64%	10.07%	9.92%	10.06%	10.04%

n/m    Not meaningful.

(1)	Computed as total non-interest income less net securities gains (losses).
(2)	This is a non-U.S. GAAP financial measure. Refer to Table 31 for a reconciliation from non-U.S. GAAP to U.S. GAAP.
(3)	Excludes covered assets.
(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.
(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.
(6)

Refer to the section entitled “Delinquent Loans, Special Mention and Potential Problem Loans and Nonperforming Assets” included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q for additional discussion.

(7)	Total deposits net of traditional brokered deposits and non-client CDARS®.
(8)

Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets.

During the third quarter 2011, we continued to attract new middle market commercial clients and reshape our loan portfolio mix, growing commercial and industrial loans to 59% of the total portfolio at quarter end, up from 54% at December 31, 2010. Commercial real estate and construction loans were 32% of total loans at quarter end, compared to 37% at the prior year end. We were successful in adding over $500 million in funded new loan relationships in the third quarter despite overall low demand for credit in the slow-growth economy. Of total loans outstanding at September 30, 2011, more than $950 million were loans to new relationships added since the beginning of the year. However, due to paydowns and payoffs of loans in the normal course of business as well as asset quality management activities, total loans remained relatively flat compared to the prior quarter end. In addition, we are continuing to exit relationships no longer viewed as consistent with our middle market strategy as we focus on optimizing capital utilization and driving cross-sell opportunities to enhance revenue. Total loans were $8.7 billion at September 30, 2011, a decrease of 5% from December 31, 2010.

This reshaping of our loan portfolio coupled with our ongoing problem asset dispositions is strengthening the overall quality of our balance sheet. We disposed of $115 million of problem assets during the third quarter of 2011 and approximately $300 million since the beginning of the year. Special mention and potential problem loans have declined by 45% during the first nine months of the year, while total nonperforming loans decreased 17% to $304.7 million, or 3.51% of total loans, at September 30, 2011, from $365.9 million, or 4.01% of total loans, at December 31, 2010. We experienced a meaningful decline in new nonperforming loans during the quarter and expect that nonperforming loan inflows should continue to moderate with the decline in special mention and potential problem loans (i.e., early stage problem loans). Nonperforming asset levels may fluctuate depending on the timing of dispositions or other remediation actions.

Net income for the quarter ended September 30, 2011 was $13.5 million, up 68% from $8.0 million for the quarter ended September 30, 2010. The increase in net income was primarily due to a lower provision for loan and covered loan losses resulting from asset quality improvements. Net interest income was up despite lower loan balances due to significant reductions in interest expense and non-interest income increased mostly due to a higher level of securities gains compared to the year-ago quarter. The increased net revenue was more than offset by increases in non-interest expense, mostly from losses incurred in connection with the sale of OREO and higher salary and benefit costs in the third quarter of 2011 compared to the year ago quarter, which had lower incentive compensation expense.

For the nine months ended September 30, 2011, net income was $33.5 million, compared to a net loss of $10.2 million for the comparable 2010 year to date period. The increase in net income for the year to date period was significantly driven by a $58.1 million reduction in the provision for loan and covered loan losses, partially offset by a $12.8 million increase in the net foreclosed property expenses, resulting from asset quality improvements and significant dispositions of problem assets, compared to the same period in the prior year.

Net revenue and operating profit were favorably impacted by an increase in non-interest income of 18% from the prior year quarter and 25% from the prior year to date period, with higher net securities gains, capital markets revenue and greater loan and credit-related fees. Compared to the third quarter 2010, net revenue increased 5% to $129.4 million for the third quarter 2011, while operating profit for the quarter was relatively flat compared to a year ago due to low incentive compensation expense in third quarter 2010. Operating profit increased 6% to $153.1 million for the nine months ended September 30, 2011 compared to the year ago period.

Comparing both the third quarters ended September 30, 2011 and 2010, as well as the nine month periods then ended, net interest margin benefitted from the favorable shift in portfolio mix toward higher-yielding commercial loans as well as from decreases in interest expense due to an increase in noninterest-bearing deposits and deposits pricing downward in the record low interest rate environment. Noninterest-bearing demand deposits increased steadily over the last six quarters and were 28% of total deposits at September 30, 2011. We have allowed maturing brokered deposits to continue to run off in 2011, as loan balances declined approximately 5% during the year. Net interest margin increased 21 basis points to 3.49% for the quarter ended September 30, 2011, compared to the year ago quarter of 3.28%. The current quarter’s net interest margin included seven basis points from one-time items recorded through interest income during the quarter relating to two transactions. Net interest margin increased ten basis points to 3.44% for the nine months ended September 30, 2011, compared to the prior year period of 3.34%. Refer to the section entitled “Net Interest Margin and Margin Analysis” included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q for additional discussion of net interest margin.

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

Table 2

Effect of Tax-Equivalent Adjustment

(Dollars in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Net interest income (U.S. GAAP)	$101,089	$98,959	2.2	$304,145	$300,610	1.2
Tax-equivalent adjustment	680	891	(23.7)	2,187	2,700	(19.0)

Tax-equivalent net interest income	$101,769	$99,850	1.9	$306,332	$303,310	1.0

Table 3 and 4 summarize the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters and nine months ended September 30, 2011 and 2010. The tables also detail increases and decreases in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicate the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis (assuming a federal income tax rate of 35%), through inclusion of the tax-equivalent adjustment presented in Table 2 above.

Third quarter 2011 compared to third quarter 2010

Table 3

Net Interest Income and Margin Analysis

(Dollars in thousands)

	Quarters Ended September 30,						Attribution of Change in
	2011			2010			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$373,705	$231	0.24%	$594,319	$376	0.25%	$(136)	$(9)	$(145)
Securities:
Taxable	1,935,653	15,196	3.14%	1,809,969	16,996	3.76%	1,123	(2,923)	(1,800)
Tax-exempt (3)	132,716	1,973	5.95%	166,252	2,552	6.14%	(501)	(78)	(579)

Total securities	2,068,369	17,169	3.32%	1,976,221	19,548	3.96%	622	(3,001)	(2,379)

Loans, excluding covered assets:
Commercial	5,079,470	60,936	4.69%	4,426,851	51,836	4.58%	7,802	1,298	9,100
Commercial real estate	2,511,749	26,590	4.14%	3,096,387	33,777	4.27%	(6,215)	(972)	(7,187)
Construction	361,764	3,492	3.78%	580,692	5,551	3.74%	(2,112)	53	(2,059)
Residential	315,244	3,411	4.33%	352,179	4,205	4.78%	(419)	(375)	(794)
Personal and home equity	429,632	3,879	3.58%	501,825	4,849	3.83%	(666)	(304)	(970)

Total loans, excluding covered assets(4)	8,697,859	98,308	4.43%	8,957,934	100,218	4.38%	(1,610)	(300)	(1,910)

Total interest-earning assets before covered assets (3)	11,139,933	115,708	4.08%	11,528,474	120,142	4.10%	(1,124)	(3,310)	(4,434)

Covered assets (5)	306,390	3,866	4.95%	410,431	5,390	5.15%	(1,320)	(204)	(1,524)

Total interest-earning assets (3)	11,446,323	119,574	4.11%	11,938,905	125,532	4.13%	(2,444)	(3,514)	(5,958)

Cash and due from banks	153,020			133,126
Allowance for loan and covered assets losses	(232,501)			(245,204)
Other assets	718,891			694,956

Total assets	$12,085,733			$12,521,783

Liabilities and Equity:
Interest-bearing demand deposits	$597,741	$625	0.42%	$655,028	$675	0.41%	$(60)	$10	$(50)
Savings deposits	210,191	210	0.40%	176,308	216	0.49%	38	(44)	(6)
Money market accounts	4,183,937	5,146	0.49%	4,889,762	8,296	0.67%	(1,084)	(2,066)	(3,150)
Time deposits	1,335,757	4,087	1.21%	1,463,500	5,482	1.49%	(451)	(944)	(1,395)
Brokered deposits	1,083,815	1,808	0.66%	1,095,932	2,648	0.96%	(29)	(811)	(840)

Total interest-bearing deposits	7,411,441	11,876	0.64%	8,280,530	17,317	0.83%	(1,586)	(3,855)	(5,441)
Short-term borrowings	60,283	466	3.02%	163,626	1,297	3.10%	(800)	(31)	(831)
Long-term debt	405,880	5,463	5.34%	468,425	7,068	5.97%	(888)	(717)	(1,605)

Total interest-bearing liabilities	7,877,604	17,805	0.90%	8,912,581	25,682	1.14%	(3,274)	(4,603)	(7,877)

Noninterest-bearing demand deposits	2,747,760			2,164,147
Other liabilities	174,937			187,570
Equity	1,285,432			1,257,485

Total liabilities and equity	$12,085,733			$12,521,783

Net interest spread			3.21%			2.99%
Effect of noninterest-bearing funds			0.28%			0.29%

Net interest income/margin (3)		$101,769	3.49%		$99,850	3.28%	$830	$1,089	$1,919

Quarterly Net Interest Margin Trend
	2011			2010
	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	4.11%	4.01%	4.15%	4.08%	4.13%	4.32%	4.37%
Yield on interest-earning assets, before covered assets (3)	4.08%	3.98%	4.09%	4.03%	4.10%	4.02%	4.10%
Cost of interest-bearing liabilities	0.90%	0.90%	0.93%	1.01%	1.14%	1.21%	1.34%
Net interest margin (3)	3.49%	3.36%	3.46%	3.33%	3.28%	3.39%	3.33%
Covered asset accretion contribution to net interest margin	0.03%	0.03%	0.05%	0.05%	0.03%	0.28%	0.25%
Net interest margin, excluding impact of covered asset accretion (3)	3.46%	3.33%	3.41%	3.28%	3.25%	3.11%	3.08%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(2)	Interest income includes $6.4 million and $5.4 million in loan fees for the quarters ended September 30, 2011 and 2010, respectively.
(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 2 for a reconciliation of the effect of the tax-equivalent adjustment.
(4)

Average loans on a nonaccrual basis for the recognition of interest income totaled $329.7 million and $379.4 million for the quarters ended September 30, 2011 and 2010, respectively, and are included in loans for purposes of this analysis. Interest foregone on nonaccrual loans is estimated to be approximately $3.5 million and $4.2 million for the quarters ended September 30, 2011 and 2010, respectively, and is based on the average loan portfolio yield for the respective period.

(5)

Covered interest-earning assets consist of loans acquired through an FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled “Covered Assets” for a detailed discussion.

Note Prior period net interest margin computations were modified to conform with the current period presentation.

Net interest income on a tax-equivalent basis increased 2% to $101.8 million in the third quarter 2011 compared to third quarter 2010 and was largely due to lower cost of funds. Of the $7.9 million in lower interest expense, $3.9 million was attributable to an overall decrease in the average rate paid on interest-bearing deposits. Average interest-bearing deposits decreased $869.1 million and average noninterest-bearing liabilities increased $583.6 million from the third quarter 2010. Also, a reduction in the balances of average short-term borrowings and long-term debt due to maturing FHLB advances, along with a reduction in the average cost of these borrowings, decreased interest expense by $2.4 million. Net interest income continued to be impacted by the negative effect of nonaccrual loans.

Net interest margin was 3.49% for the third quarter 2011, an increase of 21 basis points from 3.28% for the third quarter 2010. The net interest margin increase was primarily due to the average rate on interest-bearing liabilities decreasing by 24 basis points as deposits and short and long-term borrowings repriced downward over the past year, as well as a $583.6 million, or 27% increase in noninterest-bearing deposits. Net interest margin also benefitted from an increase in the loan portfolio yield as a favorable shift in the portfolio mix with an increase in commercial loans over the year ago quarter led to an 11 basis point increase in the average interest received on such loans. A lower level of nonperforming loans compared to a year ago also contributed four basis points to the higher loan portfolio yield. In addition, third quarter 2011 net interest margin was positively impacted by a seven basis point increase due to one-time items on two transactions, resulting in higher loan revenue recorded through interest income, and a $705.8 million year-over-year decrease in average balances of money market accounts, along with an 18 basis point decrease in the average interest paid on such accounts. The lower interest rate environment negatively impacted the yield on the investment portfolio, however, resulting in a year-over-year reduction in interest income of $3.0 million despite a larger securities portfolio.

During the third quarter 2011, we entered into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loans to fixed rate in order to substantially reduce the variability in forecasted interest cash flows due to market interest rate changes. The notional value of these cash flow hedges at September 30, 2011 was $100.0 million with a positive impact on quarterly net interest income of $156,000.

Average interest-earning assets declined $492.6 million compared to the prior year period, due to declines in average loan balances and fed funds sold and other short term investments from the quarter ended September 30, 2010. We have favorably shifted the mix of loans toward commercial loans, increasing average commercial loan balances by $652.6 million from the prior year quarter. This shift in the loan mix accompanied decreases in CRE and construction average loan balances of $803.6 million from the prior year period. Also, year-over-year, we reduced low-yielding average fed funds sold and other short term investments by $220.6 million and increased average securities by $92.1 million.

Average interest-bearing liabilities decreased $1.0 billion compared to the prior year third quarter, primarily due to the decline in average interest-bearing deposits, as the deposit mix shifted from money market accounts and term deposits to noninterest-bearing deposits. Noninterest-bearing deposits were 28% of total deposits at September 30, 2011, an increase from 20% at September 30, 2010. Refer to the section entitled “Deposits” included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q for additional discussion on client deposits.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Table 4

Net Interest Income and Margin Analysis

(Dollars in thousands)

	Nine Months Ended September 30,						Attribution of Change in
	2011			2010			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$507,210	$966	0.25%	$788,965	$1,584	0.26%	$(541)	$(77)	$(618)
Securities:
Taxable	1,832,916	46,154	3.36%	1,633,502	48,863	3.99%	5,554	(8,263)	(2,709)
Tax-exempt (3)	140,471	6,353	6.03%	165,972	7,831	6.29%	(1,164)	(314)	(1,478)

Total securities	1,973,387	52,507	3.55%	1,799,474	56,694	4.20%	4,390	(8,577)	(4,187)

Loans, excluding covered assets:
Commercial	5,066,733	177,349	4.62%	4,355,099	152,091	4.61%	24,908	350	25,258
Commercial real estate	2,689,833	84,868	4.16%	3,118,299	101,943	4.31%	(13,618)	(3,457)	(17,075)
Construction	429,968	12,017	3.69%	645,183	16,785	3.43%	(5,939)	1,171	(4,768)
Residential	319,377	10,619	4.43%	343,879	12,307	4.77%	(846)	(842)	(1,688)
Personal and home equity	445,691	11,967	3.59%	512,489	14,681	3.83%	(1,833)	(881)	(2,714)

Total loans, excluding covered assets(4)	8,951,602	296,820	4.38%	8,974,949	297,807	4.38%	2,672	(3,659)	(987)

Total interest-earning assets before covered assets (3)	11,432,199	350,293	4.05%	11,563,388	356,085	4.07%	6,521	(12,313)	(5,792)

Covered assets (5)	330,443	13,392	5.36%	435,032	31,702	9.63%	(6,433)	(11,877)	(18,310)

Total interest-earning assets (3)	11,762,642	363,685	4.09%	11,998,420	387,787	4.27%	88	(24,190)	(24,102)

Cash and due from banks	160,169			155,119
Allowance for loan and covered assets losses	(242,659)			(245,752)
Other assets	681,592			670,419

Total assets	$12,361,744			$12,578,206

Liabilities and Equity:
Interest-bearing demand deposits	$583,470	$1,854	0.42%	$700,515	$2,446	0.47%	$(385)	$(207)	$(592)
Savings deposits	204,208	618	0.40%	165,403	742	0.60%	150	(274)	(124)
Money market accounts	4,467,903	17,482	0.52%	4,648,720	26,252	0.76%	(986)	(7,784)	(8,770)
Time deposits	1,349,224	12,893	1.28%	1,523,912	17,433	1.53%	(1,863)	(2,677)	(4,540)
Brokered deposits	1,317,105	6,222	0.63%	1,400,581	11,658	1.11%	(660)	(4,778)	(5,438)

Total interest-bearing deposits	7,921,910	39,069	0.66%	8,439,131	58,531	0.93%	(3,744)	(15,720)	(19,464)
Short-term borrowings	81,561	1,859	3.01%	199,217	4,126	2.73%	(2,646)	379	(2,267)
Long-term debt	409,189	16,425	5.31%	491,273	21,820	5.87%	(3,423)	(1,972)	(5,395)

Total interest-bearing liabilities	8,412,660	57,353	0.91%	9,129,621	84,477	1.23%	(9,813)	(17,313)	(27,126)

Noninterest-bearing demand deposits	2,524,607			2,036,380
Other liabilities	162,697			169,121
Equity	1,261,780			1,243,084

Total liabilities and equity	$12,361,744			$12,578,206

Net interest spread			3.18%			3.04%
Effect of noninterest-bearing funds			0.26%			0.30%

Net interest income/margin (3)		$306,332	3.44%		$303,310	3.34%	$9,901	$(6,877)	$3,024

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(2)	Interest income includes $17.9 million and $16.3 million in loan fees for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 2 for a reconciliation of the effect of the tax-equivalent adjustment.

(4)

Average loans on a nonaccrual basis for the recognition of interest income totaled $356.9 million and $401.6 million for the nine months ended September 30, 2011 and 2010, respectively, and are included in loans for purposes of this analysis. Interest foregone on nonaccrual loans is estimated to be approximately $11.3 million and $13.0 million for the nine months ended September 30, 2011 and 2010, respectively, and is based on the average loan portfolio yield for the respective period.

(5)

Covered interest-earning assets consist of loans acquired through an FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled “Covered Assets” for a detailed discussion.

Note Prior period net interest margin computations were modified to conform with the current period presentation.

As shown in Table 4, for the nine months ended September 30, 2011, net interest margin was 3.44%, an increase of ten basis points from 3.34% for the prior year period. The improvement results from the overall decrease in the average rate paid on interest-bearing deposits, as well as an increase in noninterest-bearing deposits and the shift in the mix of the loan portfolio toward higher-yielding commercial loans which had an increase in average interest rate. Along with the shift in the mix of the loan portfolio, the reduced level of nonperforming loans year-over-year has mitigated any pricing compression seen within the commercial loan portfolio. The lower interest rate environment negatively impacted the yield on the investment portfolio, however, resulting in a year-over-year reduction in interest income of $8.6 million despite the $173.9 million increase in the average balance of total securities.

We do not anticipate significant continued benefit to net interest margin in coming quarters from downward repricing of deposits. Heightened competition, in the face of limited middle market loan demand, could also pressure loan pricing and loan growth in the near term, although year to date we have been successful in maintaining overall yield on our commercial loan portfolio. This reflects higher lending yields in specialized areas that we have pursued. The continued reshaping of our loan mix and further reduction in nonperforming loans may help to mitigate the impact of loan pricing compression on net interest margin in future periods.

In July 2011, we initiated the use of interest rate derivatives as part of our asset liability management strategy to hedge interest rate risk in our primarily floating-rate loan portfolio and, depending on market conditions including the slope of the yield curve, we intend to enter into additional interest rate swaps through the remainder of the year. A description and analysis of our market risk and interest rate sensitivity profile and management policies is included in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Provision for loan losses

The provision for loan losses, excluding the provision for covered loans, totaled $32.3 million for the quarter ended September 30, 2011 compared to $40.0 million for the same period in 2010. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The provision for loan losses totaled $100.8 million for the nine months ended September 30, 2011 compared to $157.5 million for the same period in 2010. Net charge-offs were $38.6 million in the third quarter 2011 compared to $49.1 million for the same period in 2010. Net charge-offs were $123.6 million for the nine months ended September 30, 2011 compared to $155.8 million for the same period in 2010. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies” and “Credit Quality Management and Allowance for Loan Losses.”

Provision for covered loan losses

For the quarter ended September 30, 2011, we recognized $274,000 in provision for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement, compared to an addition to our provision of $1.4 million in the prior year period. For the nine months ended September 30, 2011, we recognized $514,000 in provision for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement, compared to $1.9 million in the prior year period. The provision for covered loan losses represents the 20% portion of expected losses on covered loans not reimbursed by the FDIC.

Non-interest Income

Non-interest income is derived from a number of sources related to our banking activities, including loan-related fees, the sale of derivative products to clients through our capital markets division, treasury management services, and fees from our trust and investments business. The following table presents a break-out of these multiple sources of revenue.

Table 5

Non-interest Income Analysis

(Dollars in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Trust and Investments	$4,452	$4,306	3.4	$13,834	$13,566	2.0
Mortgage banking	1,565	2,790	-43.9	3,671	6,708	-45.3
Capital markets products	5,510	3,104	77.5	13,870	7,495	85.1
Treasury management	5,016	4,406	13.8	14,640	12,295	19.1
Loan and credit-related fees	5,413	4,236	27.8	16,601	11,817	40.5
Other income, service charges and fees	1,309	1,489	-12.1	4,831	3,627	33.2

Subtotal fee revenue	23,265	20,331	14.4	67,447	55,508	21.5
Net securities gains	4,370	3,029	44.3	5,407	2,873	88.2

Total non-interest income	$27,635	$23,360	18.3	$72,854	$58,381	24.8

Third quarter 2011 compared to third quarter 2010

Total non-interest income for third quarter 2011 was $27.6 million, an increase of 18% from the $23.4 million in the third quarter 2010 with increases in capital markets products, treasury management, loan and credit-related fees, and net securities gains contributing to the year-over-year growth. These items more than offset a 44% decrease in mortgage banking income as well as a 12% decrease in other income, service charges and fees.

Trust and Investments income increased 3% from the third quarter 2010 due to progress in penetrating existing banking relationships via cross-sell that has increased assets under management and administration (“AUMA”) compared to a year ago. Growth was partially muted by decreases in value of AUMA due to market performance volatility.

Revenue from our mortgage banking business declined $1.2 million, or 44%, from the third quarter 2010. Both periods experienced increased refinancing activity as a result of low interest rate environments; however, the third quarter 2011 does not reflect a full quarter of refinance activity, unlike the prior period, as significant application volume did not begin until the drop in rates in August. We believe this positive trend will continue into the fourth quarter.

Capital markets income increased $2.4 million from the third quarter 2010 and included a $1.2 million negative credit valuation adjustment (“CVA”) compared to a negative CVA of $830,000 for the third quarter 2010. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA adjustments, year-over-year capital markets income increased to $6.7 million in the current period compared to $3.9 million in the third quarter 2010. Client interest rate derivative activity is sensitive to the pace of loan growth, the shape of the LIBOR curve, and our clients’ interest rate expectations. Origination and renewal activity, along with larger margin transactions, benefited the interest rate swap business during the current quarter. Capital markets revenues were also favorably impacted by a higher volume of foreign exchange activity, driven in part by volatility in the foreign exchange markets during third quarter 2011.

Our treasury management group offers a full range of receivables and payables services in addition to online banking and reporting. These products and services include remote capture, liquidity management, and lockbox services which are often linked to non-interest and interest-bearing deposits. Treasury management income increased $610,000, or 14%, from the third quarter 2010, reflecting ongoing cross-selling of these services to our new and existing commercial client base and a fee change that went into effect in the third quarter 2011.

Loan and credit-related fees include income generated from letters of credit, unused commitments, loan syndications and various other loan fees. Loan and credit related fees increased $1.2 million, or 28%, from the third quarter 2010 and is principally due to greater letter of credit, unused commitment and syndication fees.

Net securities gains totaled $4.4 million for the third quarter 2011, compared to $3.0 million for the third quarter 2010. During the third quarter 2011, we sold $148.8 million of collateralized mortgage obligations and $66.3 million of residential mortgage-backed securities, resulting in the recognition of net securities gains of $4.5 million. In addition, we recognized $124,000 in losses on other non-marketable securities during the third quarter 2011. The sales assisted in managing prepayment risk and provided a measure of benefit to our capital position.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

For the nine months ended September 30, 2011, non-interest income was $72.9 million, an increase of $14.5 million, or 25%, compared to the prior year period, with all major categories, excluding mortgage banking, contributing to the year-over-year growth.

Trust and Investments income increased 2% from the nine months ended September 30, 2010 as we continue to make progress in our strategic efforts to retool and enhance our wealth management business.

Revenue from our mortgage business was lower by $3.0 million, or 45%, from the nine months ended September 30, 2010, as the prior year period experienced an extended period of lower mortgage interest rates and higher refinancing activity as compared to the current year period.

Capital markets income increased $6.4 million from the first nine months of 2010 and included a $963,000 negative CVA compared to a negative CVA of $3.4 million for the nine months ended September 30, 2010. Exclusive of CVA adjustments, year-over-year capital markets income increased to $14.8 million in the current nine-month period compared to $10.9 million in the prior year comparative period. The current period increase is primarily attributable to increased client interest rate swap fees resulting from loan origination and renewal and larger margin transactions in the current year period.

Treasury management income from the first nine months of 2011 increased $2.3 million, or 19%, from the first nine months of 2010. This increase reflects ongoing success in cross-selling treasury management services to new and existing commercial clients.

Loan and credit related fees for the nine months ended September 30, 2011 increased $4.8 million, or 41%, from the prior year comparative period and is principally due to a higher volume of syndication deals, which we lead. Letter of credit and unused commitment fees were also higher in the current year period.

Other income, service charges, and fees for the first nine months of 2011 increased $1.2 million, or 33%, from the nine months ended September 30, 2010. The increase was primarily due to $564,000 in losses in the prior year period on loans held for sale, a $453,000 increase in Small Business Administration loan servicing fees in the current nine-month period, and a $300,000 gain on the first quarter 2011 sale of our land trust accounts.

Net securities gains totaled $5.4 million for the nine months ended September 30, 2011, compared to $2.9 million for the prior year period. During the first nine months of 2011, we sold $188.8 million of collateralized mortgage obligations, $66.3 million of residential mortgage-backed securities, and $19.5 million of state and municipal securities.

Non-interest Expense

Table 6

Non-interest Expense Analysis

(Dollar amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Compensation expense:
Salaries and wages	$23,901	$22,667	5.4	$70,874	$67,791	4.5
Share-based costs	3,262	4,112	-20.7	11,026	12,467	-11.6
Incentive compensation, retirement costs and other employee benefits	11,678	7,633	53.0	34,134	31,028	10.0

Total compensation expense	38,841	34,412	12.9	116,034	111,286	4.3
Net occupancy expense	7,515	7,508	0.1	22,592	22,550	0.2
Technology and related costs	2,856	2,310	23.6	8,246	7,777	6.0
Marketing	2,218	2,039	8.8	6,661	6,504	2.4
Professional services	2,434	2,708	-10.1	7,080	9,911	-28.6
Outsourced servicing costs	1,918	2,038	-5.9	5,924	5,857	1.1
Net foreclosed property expense	7,129	3,075	131.8	20,920	8,164	156.2
Postage, telephone, and delivery	944	779	21.2	2,763	2,610	5.9
Insurance	5,393	7,113	-24.2	17,825	18,186	-2.0
Loan and collection	2,931	3,405	-13.9	9,731	10,594	-8.1
Other expenses	2,855	2,690	6.1	8,271	14,011	-41.0

Total non-interest expense	75,034	68,077	10.2	$226,047	$217,450	4.0

Operating efficiency ratios:
Non-interest expense to average assets	2.46%	2.16%		2.45%	2.31%
Net overhead ratio (1)	1.56%	1.42%		1.66%	1.69%
Efficiency ratio (2)	58.0%	55.3%		59.6%	60.1%

(1)	Computed as the total of non-interest expense less non-interest income, annualized, divided by average total assets.
(2)

Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 31, “Non-U.S. GAAP Measures” for a reconciliation of the effect of the tax-equivalent adjustment.

Third quarter 2011 compared to third quarter 2010

Non-interest expense increased for the third quarter 2011 by $7.0 million from the third quarter of 2010, primarily due to increases in compensation expense and net foreclosed property expense from the prior year period. The efficiency ratio was 58.0% compared to 55.3% for the prior year period.

Compensation expense increased overall by $4.4 million, or 12.9%, from the third quarter 2010. Salary and wages were up 5.4% largely due to annual compensation adjustments and lower deferred salary costs related to loan origination expenses on a comparative basis. Share-based payment costs were down $850,000 primarily due to a higher level of forfeitures on departed plan participants during the current period. Incentive compensation, retirement costs and other employee benefits were up by $4.0 million compared to third quarter 2010, reflecting higher incentive compensation expense as the prior interim period included the impact of a $2.7 million prior period reversal.

Technology and related costs were up $546,000 from the third quarter 2010, which is largely due to an upgrade in an items processing platform.

Professional services, which include fees paid for legal, accounting, and consulting services, decreased $274,000 from the third quarter 2010. The decrease is primarily due to lower audit fees and consultancy costs in the current period.

Third quarter 2011 net foreclosed property expenses, which include write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, taxes, and other expenses associated with the maintenance of OREO, increased $4.1 million from the third quarter 2010. The increase in net foreclosed property expense is primarily due to higher net losses on sale of OREO which totaled $4.9 million for the third quarter of 2011 compared to $1.1 million in the prior year period. OREO writedown expense declined slightly at $1.2 million in the current quarter, compared to $1.4 million in the third quarter 2010. Over the next several quarters, we expect net foreclosed property expense to remain at elevated levels as we work out nonperforming loans and likely experience continued inflows of OREO. In evaluating opportunities to sell OREO, we seek to maximize our ultimate net recovery. The timing of dispositions will depend on a number of factors, including the pace and timing of the overall recovery of the economy, activity and pricing levels in the real estate market and real estate inventory coming into the market for sale.

Third quarter 2011 insurance costs decreased $1.7 million from third quarter 2010, primarily due to the expiration of the Transaction Account Guarantee (“TAG”) Program at the end of 2010 and the change in FDIC insurance assessment methodology. In February 2011, the FDIC adopted final rules amending the deposit insurance assessment regulations, modifying, among other provisions, the assessment base from one based on domestic deposits to one based on total assets less average tangible equity. The final rules took effect April 1, 2011, impacting assessments beginning in the second quarter 2011.

Loan and collection expense, which consists of certain non-reimbursable costs associated with performing loan activities and loan remediation costs of problem and nonperforming loans, decreased 14% for the third quarter 2011 compared to third quarter 2010. The current period reduction is due in part to lower mortgage refinance volumes in the current period. Although loan remediation costs were flat on a comparative basis, they are likely to remain elevated as we continue to address problem credits.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Non-interest expense was $226.0 million for the nine months ended September 30, 2011, an increase of $8.6 million, or 4%, from $217.5 million in the prior year period. The increase was primarily due to higher net foreclosed property expense and compensation expense, which were partially offset by decreases in other expenses and professional services costs.

Compensation expense increased overall by $4.7 million, or 4%, from the prior year period. Salary and wages were up 5% largely due to annual compensation adjustments and lower deferred salary costs related to origination expenses on a comparative basis. Share-based payment costs were down $1.4 million primarily due to a higher level of forfeiture-related expense reversals on departed plan participants during the period. Incentive compensation, retirement costs and other employee benefits were up by $3.1 million compared to third quarter 2010, reflecting higher incentive compensation expense.

Professional fees decreased $2.8 million, or 29%, from the nine months ended September 30, 2010. The decrease is primarily due to higher prior year period costs relating to risk management consultants, system conversion fees related to the FDIC-assisted acquisition of the former Founders Bank, and audit fees.

Net foreclosed property expenses increased $12.8 million, to $20.9 million, an increase of 156% compared to the prior year period. The increase in net foreclosed property expenses is primarily due to higher net losses on the sale of OREO resulting from the accelerated pace of sales, as well as higher valuation write-downs during the current year period as compared to the prior year period. We incurred $6.8 million in net losses on sale of OREO for the first nine months of 2011 compared to $1.0 million in net losses in the prior year period. Also, OREO writedowns totaled $11.4 million for the first nine months of 2011 compared to $4.6 million for the prior year period.

Loan and collection expense decreased $863,000, or 8%, compared to the prior year period largely due to lower refinance volumes. Overall levels remain elevated given the magnitude of problem asset remediation expense.

Other expenses decreased $5.7 million, or 41%, from the nine months ended September 30, 2010 in part due to a $1.1 million reduction of the reserve for unfunded commitments in the current year period, compared to a provision for unfunded commitments of $3.8 million recorded for the prior year period.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. For the quarter ended September 30, 2011, we recorded an income tax provision of $7.6 million on pre-tax income of $21.1 million (equal to a 36.0% effective tax rate) compared to an income tax provision of $4.8 million on pre-tax income of $12.8 million for the quarter ended September 30, 2010 (equal to a 37.4% effective tax rate).

For the nine months ended September 30, 2011, income tax expense totaled $16.2 million (equal to a 32.6% effective tax rate), compared to an income tax benefit of $7.7 million (equal to an effective tax benefit rate of 42.9%) for the nine months ended September 30, 2010.

Generally, our effective income tax rate varies from the statutory federal income tax rate of 35% (federal income tax benefit rate for the nine months ended September 30, 2010) principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance, non-deductible compensation and business expenses, and tax credits.

For the nine months ended September 30, 2011, the effective tax rate was also impacted by a $2.8 million tax benefit associated with the repricing of our deferred tax asset due to a change in the Illinois corporate income tax rate that became effective during the first quarter. We expect the impact of this Illinois tax rate increase for 2011 will be to increase our normal effective tax rate by approximately one percentage point from pre-change levels.

In determining that realization of the deferred tax assets is more likely than not and no valuation allowance is needed at September 30, 2011, we considered negative evidence, including our cumulative pre-tax loss for financial statement purposes for the trailing three-year period, and the continuing challenging economic conditions.

We also considered a number of positive factors, including (a) taxable income generated in 2010 and year-to-date 2011, (b) reversing taxable temporary differences in future periods, (c) the decline in the cumulative book loss during the past several quarters and our expectations for the balance of 2011, (d) our pre-tax, pre-loan loss provision earnings results during 2009, 2010 and year-to-date 2011, a core source for future taxable income, (e) our reporting of pre-tax profits in each of the past six quarters, (f) the concentration of credit losses in certain segments and vintages of our loan portfolio during the past three years and the relative stability of credit trends in recent quarters, (g) our excess capital position relative to “well capitalized” regulatory standards and other industry benchmarks, and (h) no history of federal net operating loss carryforwards and the availability of the 20-year federal net operating loss carryforward period.

At September 30, 2011, we had approximately $15 million of deferred tax assets that relate to equity compensation awards that may not be fully realized, primarily due to a decline in our stock price since certain of the awards were granted. In such circumstances a valuation allowance is not recorded but when such awards vest, are exercised or expire, tax charges are incurred if there is a stock price “shortfall.” Such shortfall amounts are charged to stockholders’ equity if there is a sufficient level of “excess” tax benefits accumulated from prior years. We expect that the balance of cumulative prior year “excess” tax benefits will likely be reduced to $0 in the future due to additional “shortfall” charges, in which case any future charges may need to be recorded to income tax expense, resulting in an increase in the effective tax rate. The amount of such “shortfall” charges in future periods, the amount that may be charged to income tax expense and the timing of such charges cannot be reasonably estimated because it is largely dependent on changes in our stock price and other factors.

Operating Segments Results

We have three primary business segments: Banking, Trust and Investments, and Holding Company Activities.

Banking

The profitability of our Banking segment is dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. The net income for the Banking segment for the quarter ended September 30, 2011 was $19.4 million, an increase of $3.8 million from net income of $15.6 million for the prior year period. The increase in net income resulted primarily from a $8.8 million decrease in the provision for loan losses. Non-interest income improved by $4.1 million, with increases in capital markets product income, loan and credit-related fees, treasury management, and net securities gains contributing to the year-over-year growth. For the nine months ended September 30, 2011, net income from our Banking segment increased $38.3 million to $52.4 million primarily due to a $58.1 million lower provision for loan losses offset by $13.9 million higher non-interest expense.

Total loans for the Banking segment decreased to $8.7 billion at September 30, 2011 compared to $9.1 billion at December 31, 2010. Total deposits decreased from December 31, 2010 levels of $10.7 billion to $10.3 billion at September 30, 2011.

Trust and Investments

The Trust and Investments segment includes investment management, investment advisory, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. Lodestar Investment Counsel, LLC (“Lodestar”), an investment management firm and wholly-owned subsidiary of the Bank, is included in our Trust and Investments segment. During the third quarter 2011, we purchased the remaining minority ownership interests of Lodestar held by certain members of Lodestar management, who remain with the Company in management roles.

Net income attributable to controlling interests from Trust and Investments increased to $215,000 for the quarter ended September 30, 2011 from a net loss of $5,000 in the prior year period due to a decrease in non-interest expense and an increase in non-interest income. Net income attributable to controlling interests from Trusts and Investments increased to $735,000 for the nine months ended September 30, 2011 from a net loss of $7,000 in the prior year period. The Trust and Investments non-interest expense was $14.5 million for the nine months ended September 30, 2011, a 4% decrease year-over-year from $15.2 million for the nine months ended September 30, 2010. AUMA was $4.2 billion as of September 30, 2011 compared to $4.0 billion as of September 30, 2010.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in its bank subsidiary. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of share-based compensation and professional fees. The Holding Company Activities segment reported a net loss of $6.2 million for the quarter ended September 30, 2011, compared to a net loss of $7.3 million for the prior year period. The year-over-year reduction in loss is due to lower interest expense on certain junior subordinated debt securities which have repriced downward from a year ago, as well as reduced professional fees.

FINANCIAL CONDITION

Investment Portfolio Management

We manage our investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to attempt to serve as some protection of net interest income levels against the impact of changes in interest rates.

We may adjust the size and composition of our securities portfolio according to a number of factors, including expected liquidity needs, the current and forecasted interest rate environment, our actual and anticipated balance sheet growth rate, the relative value of various segments of the securities markets, and the broader economic and regulatory environment.

Investments are comprised of debt securities and non-marketable equity investments. Our debt securities portfolio is primarily comprised of residential mortgage-backed pools, collateralized mortgage obligations, U.S. Treasury and Agency securities, and state and municipal bonds.

Debt securities that are classified as available-for-sale are carried at fair value and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Unrealized gains and losses on available-for-sale securities represent the difference between the aggregated cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of equity in accumulated other comprehensive income. This balance sheet component will fluctuate as current market interest rates and conditions change, which changes affect the aggregate fair value of the portfolio. In periods of significant market volatility we may experience significant changes in accumulated other comprehensive income. Accumulated other comprehensive income is not included in the calculation of regulatory capital.

Debt securities that are classified as held-to-maturity are securities we have the ability and intent to hold until maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts.

Non-marketable equity investments include FHLB stock and various other equity securities. At September 30, 2011, our investment in FHLB stock was $40.9 million, compared to $20.7 million at December 31, 2010. To increase our sources of liquidity, during the third quarter 2011, we became a member of the FHLB Chicago and purchased $23.7 million of FHLB Chicago stock. FHLB stock holdings are necessary to maintain FHLB advances and availability. Also included in non-marketable equity investments are certain interests we have in investment funds that make qualifying investments for purposes of our compliance with the Community Reinvestment Act. Such investments had a carrying amount of $2.7 million at September 30, 2011.

We do not own any Freddie Mac or Fannie Mae preferred stock or subordinated debt obligations, bank trust preferred securities, or any sub-prime mortgage-backed securities.

Table 7

Investment Securities Portfolio Valuation Summary

(Dollars in thousands)

	As of September 30, 2011			As of December 31, 2010
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$36,406	$35,844	1.7	$—	$—	—
U.S. Agency securities	10,128	10,049	0.5	10,426	10,155	0.6
Collateralized mortgage obligations	383,685	369,081	17.5	451,721	450,251	23.7
Residential mortgage-backed securities	1,292,168	1,242,968	59.0	1,247,031	1,222,642	65.5
State and municipal securities	149,700	139,963	6.8	172,108	166,209	9.0
Foreign sovereign debt	500	500	*	500	500	*

Total available-for-sale	1,872,587	1,798,405	85.5	1,881,786	1,849,757	98.8

Held-to-Maturity
Residential mortgage-backed securities	272,864	273,200	12.5	—	—	—
Non-marketable Equity Investments
FHLB stock	40,909	40,909	1.9	20,694	20,694	1.1
Other	2,985	2,985	0.1	2,843	2,843	0.1

Total non-marketable equity investments	43,894	43,894	2.0	23,537	23,537	1.2

Total securities	$2,189,345	$2,115,499	100.0	$1,905,323	$1,873,294	100.0

*	Less than 0.1%

As of September 30, 2011, our securities portfolio totaled $2.2 billion, an increase from $1.9 billion at December 31, 2010. Since year end 2010, purchases in securities totaled $813.5 million with $515.9 million in the available for sale portfolio, $273.4 million in the held-to-maturity portfolio and the remaining $24.2 million in nonmarketable equity securities, primarily FHLB stock. The current year purchases in the available for sale portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar residential mortgage-backed securities and collateralized mortgage obligations with shorter durations.

During third quarter 2011, to mitigate the asymmetric risk/reward of adding bonds to the available-for-sale portfolio in a low interest rate environment, we established a held-to-maturity portfolio with the purchase of $273.4 million in residential mortgage-backed securities. We anticipate continuing to add opportunistically to the held-to-maturity portfolio.

Also, during the third quarter 2011, we sold $148.8 million of collateralized mortgage obligations and $66.3 million of residential mortgage-backed securities, resulting in a net securities gain of $4.5 million. The sales assisted in managing prepayment risk and provided a measure of benefit to our capital position. In addition, we recognized $124,000 in losses on other non-marketable securities during the third quarter 2011.

Investments in collateralized mortgage obligations and residential mortgage-backed securities comprise 89% of the securities portfolio at September 30, 2011. All of the mortgage securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All mortgage securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 7% of the total available-for-sale securities portfolio at September 30, 2011. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit rating when evaluating a purchase or sale decision.

At September 30, 2011, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $45.4 million, an increase of $25.4 million from December 31, 2010.

The following table presents the maturities of the different types of investments that we owned at September 30, 2011, and the corresponding interest rates.

Table 8

Repricing Distribution and Portfolio Yields

(Dollars in thousands)

	As of September 30, 2011
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$—	—%	$35,844	1.07%	$—	—%	$—	—%
U.S. Agency securities	—	—%	10,049	2.51%	—	—%	—	—%
Collateralized mortgage obligations (1)	85,010	3.15%	218,942	3.28%	60,769	3.17%	4,360	3.31%
Residential mortgage-backed securities (1)	344,953	3.23%	669,211	3.25%	197,991	3.25%	30,813	3.19%
State and municipal securities (2)	15,654	6.85%	53,988	6.11%	67,327	5.16%	2,994	6.97%
Foreign sovereign debt	500	1.30%	—	—%	—	—%	—	—%

Total available-for-sale	446,117	3.34%	988,034	3.32%	326,087	3.63%	38,167	3.50%

Held-to-Maturity
Residential mortgage-backed securities (1)	64,474	1.94%	145,450	1.95%	52,146	1.97%	11,130	1.99%
Non-marketable Equity investments
FHLB stock (3)	40,909	0.87%	—	—%	—	—%	—	—%
Other	2,985	n/a	—	—%	—	—%	—	—%

Total non-marketable equity investments	43,894	0.81%	—	—%	—	—%	—	—%

Total securities	$554,485	2.98%	$1,133,484	3.15%	$378,233	3.40%	$49,297	3.16%

(1)

The repricing distributions and yields to maturity of collateralized mortgage obligations and mortgage-backed securities are based on estimated future cash flows and prepayments. Actual repricings and yields of the securities may differ from those reflected in the table depending upon actual interest rates and prepayment speeds.

(2)

Yields on state and municipal securities are reflected on a tax-equivalent basis, assuming a federal income tax rate of 35%. The maturity date of state and municipal bonds is based on contractual maturity, unless the bond, based on current market prices, is deemed to have a high probability that a call right will be exercised, in which case the call date is used as the maturity date.

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

Total loans, excluding covered assets, were $8.7 billion as of September 30, 2011, compared to $9.1 billion at December 31, 2010. We continue to strategically reshape our mix of loan products, focusing on commercial loan originations to build our portfolio (funding approximately $970 million in new client relationships since year end 2010) while simultaneously reducing the concentration of commercial real estate and construction loans. As a result of these ongoing efforts, commercial loans increased by $243.2 million during the nine-month period and increased as a proportion of total loans to 59% at September 30, 2011, compared to 54% at December 31, 2010. Commercial real estate and construction loans decreased by $597.1 million, or 18%, and represented 32% of total loans at September 30, 2011 compared to 37% at December 31, 2010. We may continue to actively seek to exit accounts that no longer align strategically or do not meet return or other performance hurdles.

Within our commercial lending business, we have a specialized niche in the nursing and residential care segment of the healthcare industry. At September 30, 2011, approximately 20% of the commercial loan portfolio has been extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. These loans tend to be larger extensions of credit. To date, this portfolio segment has experienced minimal defaults and losses.

The following table provides an analysis of the composition of our loan portfolio at the dates shown.

Table 9

Loan Portfolio

(Dollars in thousands)

	September 30, 2011	% of Total	December 31, 2010	% of Total	% Change
Commercial and industrial	$4,071,840	46.9	$4,015,257	44.1	1.4
Owner-occupied commercial real estate	1,084,212	12.5	897,620	9.8	20.8

Total commercial	5,156,052	59.4	4,912,877	53.9	4.9
Commercial real estate	2,054,925	23.7	2,400,923	26.3	-14.4
Commercial real estate – multi-family	421,045	4.9	457,246	5.0	-7.9

Total commercial real estate	2,475,970	28.6	2,858,169	31.3	-13.4
Construction	315,858	3.6	530,733	5.8	-40.5

Total commercial real estate and construction	2,791,828	32.2	3,388,902	37.1	-17.6
Residential real estate	307,705	3.5	319,146	3.5	-3.6
Home equity	186,914	2.2	197,179	2.2	-5.2
Personal	232,456	2.7	296,253	3.3	-21.5

Total loans	$8,674,955	100.0	$9,114,357	100.0	-4.8

Commercial real estate decreased $382.2 million from year-end due to a combination of problem loan dispositions, fewer new originations, and transitional financing being repaid or refinanced as expected in the secondary market for long-term permanent financing or by other external sources. The collateral underlying our commercial real estate portfolio is principally located in and around our core markets and is significantly concentrated in the Chicago metropolitan area. Declines in the construction portfolio are partially due to projects reaching completion at which point they are reclassified into the commercial real estate category, as well as problem loan dispositions, payoffs or paydowns, and movements to OREO.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at September 30, 2011 and December 31, 2010. The single largest category at September 30, 2011 was office real estate, which represented 20% of the combined portfolios. Our total exposure to land loans in the commercial real estate and construction loan portfolios declined to $291.2 million at September 30, 2011 from $357.5 million at December 31, 2010. Our longer-term goal is to reduce land loans as a percentage of the loan portfolio, although further meaningful reduction of our land loan exposure may be challenging in the near term due to the current illiquidity of this asset class. As a percentage of the total commercial real estate and construction portfolios, land loans declined from 11% at December 31, 2010 to 10% at September 30, 2011.

Table 10

Commercial Real Estate and Construction Loan Portfolios

by Collateral Type

(Dollars in thousands)

	September 30, 2011			December 31, 2010
	Amount	% of Total	% Non- performing (1)	Amount	% of Total	% Non- performing (1)
Commercial Real Estate
Land	$239,778	10	9	$311,464	11	17
Residential 1-4 family	116,007	5	23	139,689	5	20
Multi-family	421,045	17	1	457,246	16	7
Industrial/warehouse	340,968	14	6	391,694	14	2
Office	515,442	21	2	531,193	18	4
Retail	395,001	16	11	450,135	16	5
Health care	87,377	3	—	114,545	4	—
Mixed use/other	360,352	14	10	462,203	16	8

Total commercial real estate	$2,475,970	100	6	$2,858,169	100	7

Construction
Land	$51,394	16	1	$46,036	9	19
Residential 1-4 family	24,812	8	27	30,698	6	15
Multi-family	50,064	16	—	77,685	15	—
Industrial/warehouse	26,488	8	—	34,703	7	5
Office	41,253	13	1	92,369	17	2
Retail	60,035	19	26	92,268	17	10
Mixed use/other	61,812	20	11	156,974	29	5

Total construction	$315,858	100	9	$530,733	100	6

(1)	Calculated as nonperforming loans in the respective collateral type divided by total loans of the corresponding collateral type presented above.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of September 30, 2011, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 11

Maturities and Sensitivities of Loans

to Changes in Interest Rates

(Dollars in thousands)

	As of September 30, 2011
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$500,947	$4,078,756	$576,349	$5,156,052
Commercial real estate	584,107	1,742,644	149,219	2,475,970
Construction	112,916	202,892	50	315,858
Residential real estate	11,044	39,984	256,677	307,705
Home equity	33,233	122,748	30,933	186,914
Personal	70,783	152,345	9,328	232,456

Total	$1,313,030	$6,339,369	$1,022,556	$8,674,955

Loans maturing after one year:
Predetermined (fixed) interest rates		$787,949	$78,636
Floating interest rates		5,551,420	943,920

Total		$6,339,369	$1,022,556

Of the $6.5 billion in loans maturing after one year with a floating interest rate, $1.8 billion are subject to interest rate floors under the loan agreement with $1.6 billion that have such floors in effect at September 30, 2011. On a number of occasions we have eliminated customers’ interest rate floors in consideration of their entering into interest rate swap transactions with us.

Delinquent Loans, Special Mention and Potential Problem Loans and Nonperforming Assets

Loans are reported delinquent if the required principal and interest payments have not been received as of the date such payment is due, generally 30 days or more past due. Delinquency can be driven by either failure of the borrower to make payments within the term of the loan or failure to make the final payment at maturity. The majority of our loans are not fully amortizing over the term. As a result, a sizeable final repayment is often required at maturity. If a borrower lacks refinancing options or the ability to pay, the loan may become delinquent at maturity. Of total commercial real estate and construction loans outstanding at September 30, 2011, $263 million are scheduled to mature in the fourth quarter of 2011, 92% of which were performing at September 30, 2011.

Loans considered special mention are performing in accordance with the contractual terms but demonstrate potential weakness that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity, or other credit concerns.

Potential problem loans are loans that we have identified as performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest but the ultimate collection of these loans is questionable due to the same conditions that characterize a special mention credit. These credits may also be considered inadequately protected by the current net worth and/or paying capacity of the obligor or guarantors or the collateral pledged. These loans generally have a well-defined weakness or weaknesses that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming.

Special mention and potential problem loans as of September 30, 2011 and December 31, 2010 are presented in Table 18.

Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure proceedings and are awaiting disposition (“OREO”). Nonperforming loans consist of nonaccrual loans, including restructured loans that remain on nonaccrual. We specifically exclude certain restructured loans that accrue interest from our definition of nonperforming loans if the borrower has demonstrated the ability to meet the new terms of the restructuring as evidenced by a minimum of at least six months of performance in compliance with the restructured terms or if the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. All loans are placed on nonaccrual status when principal or interest payments become 90 days past due or earlier if management deems the collectability of the principal or interest to be in question rather than waiting until the loans become 90 days past due. When interest accruals are discontinued, accrued but uncollected interest is reversed reducing interest income. Subsequent receipts on nonaccrual loans are recorded in the financial statements as a reduction of principal, and interest income is only recorded on a cash basis after principal recovery is reasonably assured. Classification of a loan as nonaccrual does not necessarily preclude the ultimate collection of loan principal and/or interest.

Foreclosed assets represent property acquired as the result of borrower defaults on loans secured by a mortgage on real property. Foreclosed assets are recorded at the lesser of current carrying value or estimated fair value, less estimated selling costs at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On a periodic basis, the carrying values of these properties are adjusted based upon new appraisals and/or market indications. Write-downs are recorded for subsequent declines in net realizable value and are included in non-interest expense along with other expenses related to maintaining the properties. Nonperforming assets, including nonperforming loans, are presented in Tables 13, 14, and 16. Additional information on our OREO is presented in Tables 19 through 21.

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of concessionary reduction in interest rate, extension of the maturity date, reduction in the principal balance, or other action intended to minimize potential losses that would otherwise not be considered in order to improve our ultimate recovery on the loan. Such concessions as part of a modification are accounted for as troubled debt restructurings. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. We may utilize a multiple note structure as a workout alternative for certain loans. The multiple note structure typically bifurcates a troubled loan into two separate notes, where the first note is reasonably assured of repayment and performance according to the prudently modified terms and the portion of the troubled loan that is not reasonably assured of repayment is charged-off. Troubled debt restructurings accrue interest as long as the borrower complies with the revised terms and conditions and has historically demonstrated repayment performance at a level commensurate with the modified terms; otherwise, the restructured loan will be classified as nonaccrual. The majority of troubled debt restructurings that are accruing interest modified during the nine months ended September 30, 2011 were modified to extend the maturity date. Restructured loans accruing interest were $106.3 million at September 30, 2011, compared to $87.6 million at December 31, 2010. Of the restructured loans accruing interest added during the third quarter of 2011, 94% were from commercial loan relationships. The composition of our restructured loans accruing interest by loan category and our recorded investment is presented in Tables 13 and 17.

Total nonperforming assets decreased by 7% to $421.1 million, from $454.4 million at June 30, 2011 and decreased by $33.5 million from $454.6 million at December 31, 2010, reflecting ongoing progress in resolution activity. Nonperforming loans declined 8% and OREO declined 6% from levels at June 30, 2011. During the nine-month period, total nonperforming loans decreased by $61.1 million, while total OREO increased $27.6 million. Nonperforming assets were 3.50% of total assets at September 30, 2011, compared to 3.65% at December 31, 2010.

Disposition activity and ongoing workout efforts drove a reduction in special mention and potential problem loans. Loans in these early stage problem loan categories were down 20% from the end of the second quarter 2011 and 45% from December 31, 2010. The third quarter 2011 disposition activity included the sale of $83.8 million in problem loans and $30.8 million in OREO at an 18% net incremental charge. Included in these amounts were $20.4 million related to nonperforming loans. On a year to date basis, we disposed of approximately $300 million in problem assets with a net incremental charge of 14%.

The amount of nonperforming loan inflows, which is primarily composed of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status), were $68.3 million for the third quarter 2011 compared to inflows averaging over $100.0 million for the last four quarters. Inflows to nonperforming loans were more than offset by problem loan resolutions and charge-offs during the first nine months of the year. Nonperforming loans were $304.7 million at September 30, 2011, down 17% from $365.9 million at December 31, 2010. As shown in Table 16 providing nonperforming loan stratification by size, six nonperforming loans in excess of $10.0 million comprised 28% of our total nonperforming loans at September 30, 2011. Commercial real estate and construction loans are 63% of our total nonperforming loans and are generally consistent with December 31, 2010.

As discussed above, our focused asset management activities have led to declines in special mention and potential problem loans over recent quarters as we have worked to improve overall credit quality. Since the majority of inflows to nonperforming loans have been migrating from the special mention or potential problem loan categories, we expect that future nonperforming loan inflows will likely continue to moderate. However, because many of our potential problem loans are commercial real estate-related, a highly-stressed loan sector, and because the potential problem loan population contains some larger-sized credits, our total nonperforming loans may fluctuate over the next several quarters as we continue to execute remediation plans and work through the credit cycle. In addition, credit quality trends may also be impacted by the uncertainty in global economic conditions and market turmoil that could disrupt workout plans, adversely affect clients, or negatively impact collateral valuations. Further, net nonperforming asset levels could fluctuate depending on the timing of dispositions or other remediation actions. Our efforts to continue to dispose of nonperforming and problem assets in future quarters may be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, activity levels in the real estate market and real estate inventory coming into the market for sale. OREO is likely to remain elevated as nonperforming commercial real estate loans continue to move through the collection process.

Nonperforming loans were $304.7 million at September 30, 2011, down 17% from $365.9 million at December 31, 2010. As shown in Table 16 providing nonperforming loan stratification by size, six nonperforming loans in excess of $10.0 million comprised 28% of our total nonperforming loans at September 30, 2011. Commercial real estate and construction loans are 63% of our total nonperforming loans generally consistent with December 31, 2010.

The following table breaks down our loan portfolio at September 30, 2011 between performing, delinquent and nonperforming status.

Table 12

Delinquency Analysis

(Dollars in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Nonaccrual	Total Loans
Loan Balances:
Commercial	$5,083,733	$3,529	$101	$—	$68,689	$5,156,052
Commercial real estate	2,300,497	5,884	8,801	—	160,788	2,475,970
Construction	285,519	342	—	—	29,997	315,858
Residential real estate	286,827	7	2,864	—	18,007	307,705
Personal and home equity	390,312	776	1,016	—	27,266	419,370

Total loans	$8,346,888	$10,538	$12,782	$—	$304,747	$8,674,955

% of Loan Balance:
Commercial	98.60%	0.07%	—	—	1.33%	100.00%
Commercial real estate	92.91%	0.24%	0.36%	—	6.49%	100.00%
Construction	90.39%	0.11%	—	—	9.50%	100.00%
Residential real estate	93.22%	—	0.93%	—	5.85%	100.00%
Personal and home equity	93.07%	0.19%	0.24%	—	6.50%	100.00%

Total loans	96.22%	0.12%	0.15%	—	3.51%	100.00%

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, special mention, potential problem and past due loans for the past five periods.

Table 13

Nonperforming Assets, Restructured, Special Mention, Potential Problem and Past Due Loans

(Dollars in thousands)

	2011			2010
	September 30	June 30	March 31	December 31	September 30
Nonaccrual loans:
Commercial	$68,689	$61,397	$78,031	$82,146	$87,800
Commercial real estate	160,788	183,015	191,334	202,724	213,975
Construction	29,997	37,140	41,643	33,403	33,589
Residential real estate	18,007	18,496	16,869	14,841	9,101
Personal and home equity	27,266	30,400	29,055	32,766	26,691

Total nonaccrual loans	304,747	330,448	356,932	365,880	371,156

90 days past due loans (still accruing interest)	—	—	—	—	—

Total nonperforming loans	304,747	330,448	356,932	365,880	371,156
Foreclosed real estate (“OREO”)	116,364	123,997	93,770	88,728	90,944

Total nonperforming assets	$421,111	$454,445	$450,702	$454,608	$462,100

Restructured loans accruing interest:
Commercial	$50,153	$58,033	$15,050	$8,017	$2,422
Commercial real estate	41,083	42,016	67,420	60,019	27,601
Construction	—	9,012	3,094	4,348	—
Residential real estate	1,063	1,167	796	798	—
Personal and home equity	14,031	14,386	14,535	14,394	23,374

Total restructured loans accruing interest	$106,330	$124,614	$100,895	$87,576	$53,397

Special mention loans	$218,561	$227,413	$275,519	$398,834	$558,757
Potential problem loans	$277,125	$392,019	$518,144	$507,590	$448,766
30-89 days past due loans	$23,320	$24,860	$45,167	$48,697	$47,700
Nonperforming loans to total loans (excluding covered assets)	3.51%	3.81%	3.95%	4.01%	4.13%
Nonperforming loans to total assets	2.54%	2.73%	2.86%	2.94%	2.95%
Nonperforming assets to total assets	3.50%	3.75%	3.61%	3.65%	3.67%
Allowance for loan losses as a percent of nonperforming loans	66%	62%	61%	61%	60%

The following two tables present changes in our nonperforming loans and loans classified as restructured loans accruing interest portfolio for the past five periods.

Table 14

Nonperforming Loans Rollforward

(Dollars in thousands)

	2011			2010
	September 30	June 30	March 31	December 31	September 30
Balance at beginning of year	$330,448	$356,932	$365,880	$371,156	$370,179
Additions:
New nonaccrual loans (1)	68,298	110,438	95,275	108,526	123,557
Reductions:
Return to performing status	(1,608)	(2,781)	(11,059)	(6,564)	(5,969)
Paydowns and payoffs, net of advances	(13,166)	(7,941)	(16,301)	(18,852)	(18,208)
Net sales	(20,432)	(38,129)	(11,288)	(10,595)	(3,200)
Transfer to OREO	(24,373)	(49,667)	(23,655)	(39,795)	(44,979)
Charge-offs, net	(34,420)	(38,404)	(41,920)	(37,996)	(50,224)

Total reductions	(93,999)	(136,922)	(104,223)	(113,802)	(122,580)

Balance at end of period	$304,747	$330,448	$365,932	$365,880	$371,156

(1)	Amounts represent loan balances at period end.

Table 15

Restructured Loans Accruing Interest Rollforward

(Dollars in thousands)

	2011			2010
	September 30	June 30	March 31	December 31	September 30
Balance at beginning of year	$124,614	$100,895	$87,576	$53,397	$4,030
Additions:
New restructured loans accruing interest	8,592	54,663	19,328	45,582	49,404
Restructured loans returned to accruing status	1,029	—	—	—	—
Reductions:
Paydowns and payoffs, net	(20,545)	(7,915)	(1,535)	1,034	(37)
Transferred to nonperforming loans	(4,716)	(9,930)	(4,474)	(12,437)	—
Net sales	(2,260)	(9,600)	—	—	—
Removal of restructured loan status (1)	(340)	—	—	—	—
Charge-offs, net	(44)	(3,499)	—	—	—

Balance at end of period	$106,330	$124,614	$100,895	$87,576	$53,397

(1)

Loan was previously classified as a troubled debt restructuring (“TDR”) and subsequently re-underwritten as a pass rated credit (i.e., risk rated 5 or better). Per our TDR policy, the TDR classification is removed.

The following table presents the stratification of our nonperforming loans as of September 30, 2011 and December 31, 2010.

Table 16

Nonperforming Loans Stratification

(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of September 30, 2011
Amount:
Commercial	$24,511	$28,173	$—	$1,793	$14,212	$68,689
Commercial real estate	47,643	26,941	19,031	31,557	35,616	160,788
Construction	12,490	—	7,866	5,183	4,458	29,997
Residential real estate	—	—	7,789	—	10,218	18,007
Personal and home equity	—	7,869	—	2,165	17,232	27,266

Total nonperforming loans	$84,644	$62,983	$34,686	$40,698	$81,736	$304,747

Number of Borrowers:
Commercial	2	4	—	1	40	47
Commercial real estate	3	5	5	15	64	92
Construction	1	—	2	2	8	13
Residential real estate	—	—	2	—	21	23
Personal and home equity	—	1	—	1	37	39

Total	6	10	9	19	170	214

As of December 31, 2010
Amount:
Commercial	$44,249	$6,051	$8,420	$7,861	$15,565	$82,146
Commercial real estate	—	61,718	52,856	33,912	54,238	202,724
Construction	—	11,733	4,434	8,383	8,853	33,403
Residential real estate	—	—	4,790	—	10,051	14,841
Personal and home equity	15,491	—	4,419	1,932	10,924	32,766

Total nonperforming loans	$59,740	$79,502	$74,919	$52,088	$99,631	$365,880

Number of Borrowers:
Commercial	3	1	2	3	50	59
Commercial real estate	—	9	13	16	92	130
Construction	—	2	1	4	14	21
Residential real estate	—	—	1	—	17	18
Personal and home equity	1	—	1	1	28	31

Total	4	12	18	24	201	259

The following table presents the stratification of our restructured loans accruing interest as of September 30, 2011 and December 31, 2010.

Table 17

Restructured Loans Accruing Interest Stratification

(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of September 30, 2011
Amount:
Commercial	$15,540	$24,650	$3,563	$1,692	$4,708	$50,153
Commercial real estate	21,415	5,187	—	7,778	6,703	41,083
Construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	1,063	1,063
Personal and home equity	12,788	—	—	—	1,243	14,031

Total restructured loans accruing interest	$49,743	$29,837	$3,563	$9,470	$13,717	$106,330

Number of Borrowers:
Commercial	1	4	1	1	14	21
Commercial real estate	1	1	—	3	11	16
Construction	—	—	—	—	—	—
Residential real estate	—	—	—	—	2	2
Personal and home equity	1	—	—	—	3	4

Total	3	5	1	4	30	43

As of December 31, 2010
Amount:
Commercial	$—	$—	$—	$4,553	$3,464	$8,017
Commercial real estate	36,409	5,250	7,064	4,662	6,634	60,019
Construction	—	—	3,112	—	1,236	4,348
Residential real estate	—	—	—	—	798	798
Personal and home equity	13,114	—	—	—	1,280	14,394

Total restructured loans accruing interest	$49,523	$5,250	$10,176	$9,215	$13,412	$87,576

Number of Borrowers:
Commercial	—	—	—	2	7	9
Commercial real estate	2	1	2	2	9	16
Construction	—	—	1	—	1	2
Residential real estate	—	—	—	—	1	1
Personal and home equity	1	—	—	—	1	2

Total	3	1	3	4	19	30

The following table presents the credit quality of our loan portfolio as of September 30, 2011 and December 31, 2010, segmented by our transformational and legacy portfolios. We have reduced the level of problem assets in every category, with an overall reduction of 37% from December 31, 2010. Legacy loans, which now represent approximately 25% of our total loan portfolio, decreased by $741.5 million from December 31, 2010, with a $207.0 million reduction in third quarter 2011.

Table 18

Credit Quality

(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of September 30, 2011
Transformational
Commercial	$44,086	0.9	$102,460	2.2	$52,865	1.1	$4,659,930
Commercial real estate	53,069	4.1	38,808	3.0	36,316	2.8	1,281,591
Construction	10,129	4.8	9,283	4.4	12,579	6.0	210,904
Residential real estate	—	—	8,212	6.7	403	0.3	121,913
Home equity	—	—	424	1.0	—	—	43,965
Personal	3,934	3.1	810	0.6	346	0.3	127,483

Total transformational	$111,218	1.7	$159,997	2.5	$102,509	1.6	$6,445,786
Legacy
Commercial	$10,718	2.2	$25,558	5.2	$15,824	3.2	$496,122
Commercial real estate	88,396	7.4	70,111	5.9	124,472	10.4	1,194,379
Construction	—	—	342	0.3	17,418	16.6	104,954
Residential real estate	5,427	2.9	12,163	6.5	17,604	9.5	185,792
Home equity	1,595	1.1	8,145	5.7	13,440	9.4	142,949
Personal	1,207	1.1	809	0.8	13,480	12.8	104,973

Total legacy	$107,343	4.8	$117,128	5.3	$202,238	9.1	$2,229,169

Total	$218,561	2.5	$277,125	3.2	$304,747	3.5	$8,674,955

As of December 31, 2010
Transformational
Commercial	$85,039	2.0	$121,816	2.8	$51,097	1.2	$4,280,467
Commercial real estate	87,495	6.8	125,497	9.7	10,309	0.8	1,295,380
Construction	37,590	11.7	21,774	6.8	105	*	320,151
Residential real estate	1,214	1.4	5,888	6.8	35	*	86,473
Home equity	—	—	346	1.2	—	—	28,356
Personal	—	—	1,280	1.0	—	—	132,813

Total transformational	$211,338	3.4	$276,601	4.5	$61,546	1.0	$6,143,640
Legacy
Commercial	$26,891	4.3	$52,013	8.2	$31,049	4.9	$632,410
Commercial real estate	115,577	7.4	134,545	8.6	192,415	12.3	1,562,789
Construction	30,325	14.4	23,345	11.1	33,298	15.8	210,582
Residential real estate	8,748	3.8	9,213	4.0	14,806	6.4	232,673
Home equity	3,757	2.2	10,926	6.5	8,195	4.9	168,823
Personal	2,198	1.3	947	0.6	24,571	15.0	163,440

Total legacy	$187,496	6.3	$230,989	7.8	$304,334	10.2	$2,970,717

Total	$398,834	4.4	$507,590	5.6	$365,880	4.0	$9,114,357

*	Less than 0.1%

Foreclosed real estate

Foreclosed real estate (“OREO”) totaled $116.4 million at September 30, 2011, compared to $88.7 million at December 31, 2010, and is comprised of 364 properties. The increase in OREO properties from year end 2010 reflects our efforts to move problem loans through the credit management collection process by means of foreclosure or other resolution strategy to gain control of the real estate collateral for ultimate sale. Given current economic conditions and the difficult real estate market, the time required to sell these properties in an orderly fashion has increased, and OREO is likely to remain elevated as nonperforming commercial real estate loans continue to move through the collection process. Table 19 presents a rollforward of OREO for the quarters and nine months ended September 30, 2011 and 2010. Table 20 presents the composition of OREO properties at September 30, 2011 and December 31, 2010 and Table 21 presents OREO property by geographic location at September 30, 2011 and December 31, 2010.

Table 19

OREO Rollforward

(Dollars in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$123,997	$68,693	$88,728	$41,497
New foreclosed properties	24,373	44,979	97,701	100,802
Valuation adjustments	(1,175)	(1,385)	(11,420)	(4,594)
Disposals:
Sale proceeds	(25,921)	(20,277)	(51,813)	(45,733)
Net loss on sale	(4,910)	(1,066)	(6,832)	(1,028)

Ending balance	$116,364	$90,944	$116,364	$90,944

Table 20

OREO Properties by Type

(Dollars in thousands)

	September 30, 2011			December 31, 2010
	Number of Properties	Amount	% of Total	Number of Properties	Amount	% of Total
Single family home	75	$22,821	19	24	$21,534	24
Land parcels	243	55,998	48	320	34,122	38
Multi-family units	11	5,476	5	14	6,061	7
Office/industrial	28	24,243	21	20	26,511	30
Retail	7	7,826	7	1	500	1

Total OREO properties	364	$116,364	100	379	$88,728	100

Table 21

OREO Property Type by Location

(Dollars in thousands)

	Illinois	Georgia	Michigan	South Eastern(1)	Other(2)	Total
As of September 30, 2011
Single family homes	$19,240	$1,259	$1,408	$—	$914	$22,821
Land parcels	35,409	2,951	2,874	9,568	5,196	55,998
Multi-family	3,202	—	1,702	—	572	5,476
Office/industrial	14,864	1,012	548	3,762	4,057	24,243
Retail	5,807	892	1,127	—	—	7,826

Total OREO properties	$78,522	$6,114	$7,659	$13,330	$10,739	$116,364

% of Total	68	5	7	11	9	100

As of December 31, 2010
Single family homes	$14,943	$139	$6,194	$—	$258	$21,534
Land parcels	10,874	4,772	3,626	10,396	4,454	34,122
Multi-family	5,166	—	895	—	—	6,061
Office/industrial	13,505	1,104	3,787	4,573	3,542	26,511
Retail	500	—	—	—	—	500

Total OREO properties	$44,988	$6,015	$14,502	$14,969	$8,254	$88,728

% of Total	51	7	16	17	9	100

(1)	Represents the southeastern states of Arkansas and Florida.
(2)	Represents the midwestern states of Ohio, Indiana, Wisconsin and Missouri.

At September 30, 2011, OREO land parcels, currently a fairly illiquid asset class, consisted of 243 properties and represented the largest portion of OREO at 48% of the total OREO carrying value with two properties with a total value of $18.1 million. Office/industrial properties represented 21% of the total OREO carrying value and consisted of 28 properties. Single family homes represented 19% of the total OREO carrying value and consisted of 75 properties.

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

The specific component of the allowance relates to impaired loans. Impaired loans consist of nonaccrual loans (which include nonaccrual TDRs) and loans classified as accruing TDRs. A loan is considered nonaccrual when, based on current information and events, management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. All loans that are over 90 days past due in principal or interest are by definition considered “impaired” and placed on nonaccrual status. Management may also place some loans on nonaccrual status before they are 90 days past due if they meet the above definition of “impaired.” Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value, the fair value of the underlying collateral less selling costs if the loan is collateral dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans exceeding $500,000 are evaluated individually while smaller loans are evaluated as pools using historical loss experience as well as management’s loss expectations for the respective asset class and product type. If the estimated fair value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific reserve as a component of the allowance for loan losses. The recognition of any reserve required on new impaired loans is recorded in the same quarter in which the transfer of the loan to nonaccrual status occurred. All impaired loans are reviewed quarterly for any changes that would affect the specific reserve. Any impaired loan in which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination has been made.

When collateral-dependent real estate loans are determined to be impaired, updated appraisals are typically obtained every twelve months and evaluated internally at least every six months. In addition, both borrower and market-specific factors are taken into consideration, which may result in obtaining more frequent appraisal updates or internal assessments. Appraisals are conducted by third party independent appraisers under internal direction and engagement. Any appraisal with a value in excess of $250,000 is subject to a compliance review. Appraisals received with a value in excess of $1.0 million are subject to a technical review. Appraisals are either reviewed internally or sent to an outside technical firm if appropriate. Both levels of review involve a scope appropriate for the complexity and risk associated with the loan and its collateral. We consider other factors or recent developments which could adjust the valuations indicated in the appraisals or internal reviews. As of September 30, 2011, the average appraisal age used in the impaired loan valuation process was approximately 174 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at year-end due to the timing of the receipt of the appraisal is not material to the overall reserve. In situations such as this, we establish a probable impairment reserve for the account based on our experience in the related asset class and type.

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. The methodology takes into account at a product level the originating line of business and vintage (transformational or legacy), the origination year, the risk rating migration of the note, and historical default and loss history of similar products. Using this information, the methodology produces a range of possible reserve amounts by product type. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model as well as market and economic data and management judgment. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve is outside the range determined through the framework. In our evaluation of the adequacy of the allowance at September 30, 2011, we considered a number of factors for each product that included, but were not limited to, the following: for the commercial portfolio, the pace of growth in the commercial loan sector, the existence of larger individual credits and specialized industry concentrations, and general macroeconomic indicators such as GDP employment trends, and manufacturing activity which, overall indicates a somewhat less optimistic economic outlook quarter over quarter; for the commercial real estate portfolio, the potential impact of general commercial real estate trends, particularly occupancy and leasing rate trends, charge-off severity and collateral value changes; for the construction portfolio, construction employment, industry experience on construction loan losses, construction spending rates, and for the residential, home equity, and personal portfolios, home price indices and sales volume, vacancy rates, delinquency rates and general economic conditions and interest rate trends which impact these products.

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

Management evaluates the adequacy of the allowance for loan losses and reviews the allowance for loan losses and the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of September 30, 2011, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including those not yet identifiable).

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

Table 22

Quarterly Allowance for Loan Losses

and Summary of Loan Loss Experience

(Dollars in thousands)

	Quarters ended
	2011			2010
	September 30	June 30	March 31	December 31	September 30
Change in allowance for loan losses:
Balance at beginning of period	$206,286	$218,237	$222,821	$223,392	$232,411
Loans charged-off:
Commercial	(5,039)	(10,512)	(4,200)	(3,050)	(2,541)
Commercial real estate	(29,920)	(25,402)	(29,409)	(21,909)	(31,809)
Construction	(1,419)	(8,275)	(62)	(1,709)	(4,882)
Residential real estate	(234)	(186)	(386)	(544)	(1,715)
Home equity	(3,291)	(508)	(1,447)	(1,234)	(736)
Personal	(2,083)	(434)	(6,787)	(8,602)	(8,939)

Total charge-offs	(41,986)	(45,317)	(42,291)	(37,048)	(50,622)

Recoveries on loans previously charged-off:
Commercial	2,278	707	465	1,243	730
Commercial real estate	969	511	272	75	304
Construction	29	56	97	274	131
Residential real estate	9	40	2	12	4
Home equity	12	15	10	79	9
Personal	103	312	155	259	394

Total recoveries	3,400	1,641	1,001	1,942	1,572

Net charge-offs	(38,586)	(43,676)	(41,290)	(35,106)	(49,050)
Provisions charged to operating expense	32,341	31,725	36,706	34,535	40,031

Balance at end of period	$200,041	$206,286	$218,237	$222,821	$223,392

Total loans, excluding covered assets at period-end	$8,674,955	$8,672,642	$9,037,067	$9,114,357	$8,992,129
Allowance as a percent of loans at period-end	2.31%	2.38%	2.41%	2.44%	2.48%
Average loans, excluding covered assets	$8,686,201	$8,981,987	$9,162,389	$9,037,538	$8,923,922
Ratio of net charge-offs (annualized) to average loans outstanding for the period	1.76%	1.95%	1.83%	1.54%	2.17%

Our allowance for loan losses declined $22.8 million from $222.8 million at December 31, 2010 to $200.0 million at September 30, 2011. The decrease in the allowance is primarily the result of an improved credit risk profile for the performing portfolio as reflected in the reduced levels of special mention and potential problem loans and improving loan portfolio mix due to the reshaping activities previously discussed. The ratio of the allowance for loan losses to total loans (excluding covered assets) was 2.31% at September 30, 2011, down from 2.44% as of December 31, 2010. The loan loss allowance as a percentage of nonperforming loans was 66% compared to the December 31, 2010 level of 61%. The provision for loan losses was $100.8 million for the nine months ended September 30, 2011, compared to $157.5 million in the prior year period.

For the third quarter 2011, net charge-offs totaled $38.6 million as compared to $43.7 million in the second quarter 2011 and $49.1 million in the third quarter 2010. Continued high levels of charge-offs reflect real estate collateral values, particularly land values, which have remained low. Commercial real estate comprised 75% of net charge-offs in the third quarter, reflecting the challenging market conditions associated with these loan types.

The following table presents our allocation of the allowance for loan losses by specific category at the dates shown.

Table 23

Allocation of Allowance for Loan Losses

(Dollars in thousands)

	As of September 30, 2011			As of December 31, 2010
	Amount	% of Total Allowance	% of Loan Balance	Amount	% of Total Allowance	% of Loan Balance
General allocated reserve:
Commercial	$45,000	22	0.9	$52,100	23	1.1
Commercial real estate	60,000	30	2.4	72,850	33	2.5
Construction	10,450	5	3.3	16,000	7	3.0
Residential real estate	5,800	3	1.9	4,275	2	1.3
Home equity	3,500	2	1.9	3,150	1	1.6
Personal	3,100	2	1.3	3,475	2	1.2

Total allocated	127,850	64	1.5	151,850	68	1.7
Specific reserve	72,191	36	n/m	70,971	32	n/m

Total	$200,041	100	2.3	$222,821	100	2.4

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance decreased by $24.0 million during the first nine months of 2011, from $151.9 million at December 31, 2010 to $127.9 million at September 30, 2011. The reduction in the general allocated reserve was primarily influenced by the improved risk profile of the performing portfolio during the year, as exposure in special mention and potential problem loans declined, due in part to the sale of these problem credits. Also, the portfolio is becoming more weighted in transformational and commercial loans, where our historical credit performance has been better, and less weighted in legacy and commercial real estate loans, where historical performance has been weaker. This changing mix positively impacts reserve requirements, based on our historical loss experience.

The allocated reserve for our commercial real estate and construction portfolios, which represented 55% of our total allocated reserve at September 30, 2011, declined $18.4 million, or 21%, from December 31, 2010. The decrease in this allocation is primarily due to a lower balance of loans in the commercial real estate and construction sectors at the end of the third quarter as compared to December 31, 2010. The combined coverage ratio of the allocated reserve for these portfolios was 2.5% at September 30, 2011 and 2.6% at December 31, 2010.

Specific Component of the Allowance

At September 30, 2011, the specific component of the allowance increased slightly by $1.2 million to $72.2 million from $71.0 million at December 31, 2010. The specific reserve requirements are primarily influenced by new loan additions to nonperforming status, as well as changes to collateral values. Our impaired loans are primarily collateral-dependent with such loans totaling $353.3 million of the total $411.1 million in impaired loans at September 30, 2011.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. At September 30, 2011, our reserve for unfunded commitments declined $1.1 million from December 31, 2010 to $7.0 million as a result of an improved risk profile of the portfolio. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $4.1 billion and $3.9 billion at September 30, 2011 and 2010, respectively.

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

The carrying amounts of covered assets are presented in the following table:

Table 24

Covered Assets

(Amounts in thousands)

	September 30, 2011	December 31, 2010
Commercial loans	$33,786	$44,812
Commercial real estate loans	164,581	189,194
Residential mortgage loans	52,176	56,748
Consumer installment and other loans	6,248	9,129
Foreclosed real estate	28,344	32,155
Assets in lieu	—	469
Estimated loss reimbursement by the FDIC	33,838	64,703

Total covered assets	318,973	397,210
Allowance for covered asset losses	(16,689)	(15,334)

Net covered assets	$302,284	$381,876

Total covered assets decreased by $78.2 million, or 20%, from $397.2 million at December 31, 2010 to $319.0 million at September 30, 2011. The reduction is primarily attributable to $44.7 million in principal paydowns, net of advances, as well as the resulting impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, the estimated loss reimbursement by the FDIC (“the FDIC indemnification receivable”) further contributed to the reduction as a result of loss claims paid by the FDIC. The allowance for covered loan losses increased by $1.4 million to $16.7 million at September 30, 2011 from $15.3 million at December 31, 2010, reflecting a further credit deterioration in expected cash flows on certain pools of covered loans since the date of acquisition. Of the total increase in the allowance for covered loan losses, 80% was offset through the FDIC indemnification receivable and the remaining 20% representing the non-reimbursable portion of the loss share agreement recognized as a charge to provision for loan and covered loan losses on the Consolidated Statements of Income. As of September 30, 2011, the FDIC had reimbursed the Company $88.6 million in losses under the loss share agreements.

The following table presents covered loan delinquencies and nonperforming covered assets as of September 30, 2011 and December 31, 2010 and excludes purchased impaired loans which are accounted for on a pool basis. Since each purchased impaired pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because we are recognizing interest income on each pool of such loans, they are all considered to be performing. Covered assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

Table 25

Past Due Covered Loans and Nonperforming Covered Assets

(Amounts in thousands)

	September 30, 2011	December 31, 2010
30-59 days past due	$5,424	$5,885
60-89 days past due	2,305	2,853
90 days or more past due and still accruing	—	—
Nonaccrual	21,677	16,357

Total past due and nonperforming covered loans	29,406	25,095
Foreclosed real estate	28,344	32,155

Total past due and nonperforming covered assets	$57,750	$57,250

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

The Bank’s principal sources of funds are client deposits, including large institutional deposits, capital contributions by the parent company, and cash from operations. The Bank’s principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage interest rate and liquidity risk. The primary sources of funding for the holding company include dividends when received from its bank subsidiary, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior, subordinated and convertible debt, as well as equity. Primary uses of funds for the parent company include repayment of maturing debt, interest paid to our debt holders, dividends paid to stockholders, and capital contributions to the Bank.

We consider client deposits our core funding source. At September 30, 2011, 84% of our total assets were funded by client deposits, compared to 80% at December 31, 2010. We define client deposits as all deposits other than traditional brokered deposits and non-client CDARS® (as described in the footnotes to Table 26 below). Time deposits are included as client deposits since these deposits have historically not been volatile deposits for us. We have benefited in recent quarters from relatively high client liquidity levels. While we expect overall liquidity in the banking system to remain high until economic recovery and market factors improve, the level of our client deposits may fluctuate based on client needs, seasonality and other economic or market factors.

Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts which are typically larger than retail accounts. We have built a suite of deposit and cash management products and services that support our efforts to attract and retain corporate client accounts. Client relationships with greater than $75 million in deposits represented more than 20% of our total deposits at September 30, 2011. A majority of the deposits greater than $75 million are from financial services and insurance related corporate clients. We take deposit concentration risk into account in managing our liquid asset levels. Liquid assets refer to cash on hand, federal funds sold, as well as unpledged securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and certain deposits that require collateral. Net liquid assets at the Bank were $1.6 billion and $1.8 billion at September 30, 2011 and December 31, 2010, respectively. We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, selectively purchase securities and investments and opportunistically pay down wholesale funds.

While we first look toward internally generated deposits as our funding source, we utilize wholesale funding, including brokered deposits, as needed to enhance liquidity and to fund asset growth. Brokered deposits are deposits that are sourced from external and unrelated financial institutions by a third party. This funding requires advance notification to structure the type of deposit desired by the Bank. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. Our asset/liability management policy currently limits our use of brokered deposits, excluding reciprocal CDARS®, to levels no more than 25% of total deposits, and total brokered deposits to levels no more than 40% of total deposits. At September 30, 2011, brokered deposits exclusive of reciprocal CDARS® were less than 1% of total deposits while total brokered deposits were less than 9% of total deposits.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $74.9 million to $198.1 million for the nine months ended September 30, 2011 from the nine months ended September 30, 2010, which was primarily due to an increase in net income from the prior year period. Cash flows from investing activities reflect the impact of loans and investments acquired for our interest-earning asset portfolios and asset sales. For the nine months ended September 30, 2011, net cash provided by investing activities was $100.6 million, compared to net cash used in investing activities of $481.9 million for the prior year period. This change in cash flows represents larger amounts of cash redeployed towards investments and loans in the prior year comparative period than the current period. Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. Net cash used in financing activities for the nine months ended September 30, 2011 was $532.9 million, compared to net cash provided by financing activities of $496.6 million for the prior year period. This change in cash flows represents the decrease in total deposits in the current year period as compared to the prior year comparative period.

For information regarding our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Portfolio Management.”

Deposits

Middle-market commercial client relationships from a diversified industry base in our markets are the primary source of our deposit base. Due to our middle-market commercial banking focused business model, our client deposit base provides access to larger deposit balances that result in a concentrated deposit base. The deposits are held in different deposit products such as interest-bearing and noninterest-bearing demand deposits, CDARS®, savings and money market accounts. The following table provides a comparison of deposits by category for the periods presented.

Table 26

Deposits

(Dollars in thousands)

	As of
	September 30, 2011	% of Total	December 31, 2010	% of Total	% Change
Noninterest-bearing deposits	$2,832,481	28.0	$2,253,661	21.4	25.7
Interest-bearing deposits	611,293	6.0	616,761	5.9	-0.9
Savings deposits	214,610	2.1	190,685	1.8	12.5
Money market accounts	4,178,087	41.2	4,631,138	43.9	-9.8
Brokered deposits:
Traditional	60,665	0.6	329,107	3.1	-81.6
Client CDARS® (1)	841,337	8.3	852,458	8.1	-1.3
Non-client CDARS® (1)	—	—	269,262	2.6	-100.0

Total brokered deposits	902,002	8.9	1,450,827	13.8	-37.8
Time deposits	1,370,190	13.6	1,392,357	13.2	-1.6

Total deposits	$10,108,663	100.0	$10,535,429	100.0	-4.1

Client deposits (2)	$10,047,998	99.4	$9,937,060	94.3	1.1

(1)

The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships. These deposits are classified as brokered deposits for regulatory deposit purposes; however, we classify certain of these deposits as client CDARS® due to the source being our client relationships and are, therefore, not traditional brokered deposits. We also participate in a non-client CDARS® program that is more like a traditional brokered deposit program.

(2)	Total deposits, net of traditional brokered deposits and non-client CDARS®.

Total deposits at September 30, 2011 decreased by $426.8 million from year-end 2010 as money market accounts, non-client CDARS®, and traditional brokered deposits declined, partially offset by increased balances in noninterest-bearing deposits. Client deposits increased by $110.9 million from December 31, 2010 and client deposits as a percentage of total deposits also increased from 94% at December 31, 2010 to 99% at September 30, 2011. Noninterest-bearing deposits at September 30, 2011 were 28% of total deposits, an increase from 21% at December 31, 2010. We anticipate client deposits to fluctuate in line with client needs and usage of liquidity.

In response to the provision of the Dodd-Frank Act requiring repeal of the regulatory prohibition on payment of interest on commercial demand deposits effective in July 2011, we began offering an interest-bearing checking account for business customers in the third quarter of 2011. As anticipated, this change did not have a material effect on our deposit mix or our cost of funds in the low-rate environment.

Brokered deposits totaled $902.0 million at September 30, 2011, decreasing $548.9 million from December 31, 2010 due to a reduced reliance on traditional brokered deposits and non-client CDARS® deposits. Brokered deposits included $841.3 million in client-related CDARS®. Brokered deposits, excluding client CDARS®, declined by $537.7 million from the prior year end and were 1% of total deposits at September 30, 2011 compared to 6% at December 31, 2010. Consistent with our funding needs, during the third quarter 2011, we elected not to replace certain maturing non-client CDARS® and traditional brokered deposits as total loans remained relatively flat from the prior quarter and we continued to see client deposit inflows.

The following tables present our brokered and time deposits as of September 30, 2011, which are expected to mature during the period specified.

Table 27

Scheduled Maturities of Brokered and Time Deposits

(Dollars in thousands)

	Brokered Deposits	Time Deposits	Total
Year ending December 31,
2011:
Fourth quarter	$387,302	$325,837	$713,139
2012	477,490	716,466	1,193,956
2013	29,112	179,319	208,431
2014	6,537	31,272	37,809
2015	1,561	106,008	107,569
2016 and thereafter	—	11,288	11,288

Total	$902,002	$1,370,190	$2,272,192

Table 28

Maturities of Time Deposits of $100,000 or More (1)

(Dollars in thousands)

September 30, 2011
Maturing within 3 months	$634,677
After 3 but within 6 months	472,865
After 6 but within 12 months	457,096
After 12 months	403,793

Total	$1,968,431

(1)	Includes brokered deposits.

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

Short-term Borrowings and Long-term Debt

Short-term borrowings, which at September 30, 2011 consisted solely of FHLB advances that mature in one year or less, totaled $59.2 million, decreasing by $59.4 million from $118.6 million at year end 2010 as maturities were repaid. Scheduled maturities of short-term borrowings during the fourth quarter 2011 total $24.1 million. To increase our access to liquidity, we became a member of the FHLB Chicago in the third quarter 2011 and, as a result, established $427.8 million of additional FHLB borrowings availability as of September 30, 2011. We may also liquidate or borrow against unpledged investment securities and redeploy funds as needed. The following table provides a comparison of short-term borrowings by category for the periods presented.

Table 29

Summary of Short-term Borrowings

(Dollars in thousands)

	September 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Federal Home Loan Bank (“FHLB”) advances	$59,154	2.60%	$117,620	2.40%
Other	—		941	—

Total short-term borrowings	$59,154		$118,561

Unused overnight fed funds availability (1)	$200,000		$95,000
Borrowing capacity through the FRB discount window’s primary credit program (2)	$1,038,348		$536,836
FHLB advances availability	$427,842		$—
Weighted average remaining maturity of FHLB advances at quarter-end (in months)	7.2		3.9

(1)	Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability.
(2)	Includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

Long-term debt which is comprised of junior subordinated debentures, a subordinated debt facility and the long-term portion of FHLB advances, decreased by $35.0 million to $379.8 million at September 30, 2011 from $414.8 million at December 31, 2010. The reduction in long-term debt was attributable to FHLB advance activity with $35.0 million of FHLB advances reclassified from long-term to short-term during the nine month period.

In addition to on-balance sheet funding and other liquid assets such as cash and investment securities, we maintain access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day while others require advance notice. Funds that are immediately accessible include Federal Fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Availability of Federal Fund lines fluctuate based on market conditions and counterparty relationship strength. Unused overnight Fed Funds borrowings available for use totaled $200.0 million and $95.0 million, respectively, at September 30, 2011 and December 31, 2010. Repurchase agreements (“Repos”) are also an immediate source of funding in which we pledge assets to a counterparty against which we can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer, but are regarded as short-term in nature. An additional source of overnight funding is the discount window at the Federal Reserve Bank (“FRB”). We maintain access to the discount window by pledging loans as collateral to the FRB. Funding availability is primarily dictated by the amount of loans pledged, but also impacted by the margin applied to the loans by the FRB. The amount of loans pledged to the FRB can fluctuate due to the availability of loans eligible under the FRB’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria. At September 30, 2011, we had $1.0 billion in borrowing capacity through the FRB discount window’s primary credit program compared to $536.8 million at December 31, 2010.

CAPITAL

Equity totaled $1.3 billion at September 30, 2011, increasing by $58.3 million from December 31, 2010 and was largely attributable to current year net income and higher net unrealized gains on available-for-sale securities included in accumulated other comprehensive income.

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

To satisfy safety and soundness standards, banking institutions are expected to maintain capital levels in excess of the regulatory minimums depending on the risk inherent in the balance sheet, regulatory expectations and the changing risk profile of business activities and plans. Under our capital planning policy, we target capital ratios at levels we believe are appropriate based on such risk considerations, taking into account the current operating and economic environment, internal risk guidelines, and our strategic objectives as well as regulatory expectations. At the Bank, primarily due to our credit loss experience and recent levels of nonperforming loans, our policy currently calls for minimum capital ratios of 8.25% Tier 1 leverage and 12.0% total risk-based capital. We have no current plans to raise additional capital and have not set a timetable for repaying Troubled Asset Relief Program (“TARP”) funds.

The following table presents information about our capital measures and the related regulatory capital guidelines.

Table 30

Capital Measurements

(Dollars in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For “Well Capitalized” under FDICIA
	September 30, 2011	December 31, 2010	Ratio	Excess Over Regulatory Minimum at 9/30/11	Ratio	Excess Over Well Capitalized under FDICIA at 9/30/11
Regulatory capital ratios:
Total risk-based capital:
Consolidated	14.89%	14.18%	8.00%	$731,271	na
The PrivateBank	13.11	12.32	na		10.00%	$328,973
Tier 1 risk-based capital:
Consolidated	12.95	12.06	4.00	950,043	na
The PrivateBank	11.17	10.19	na		6.00	546,900
Tier 1 leverage:
Consolidated	11.48	10.78	4.00	895,602	na
The PrivateBank	9.89	9.11	na		5.00	584,632
Other capital ratios (consolidated) (1):
Tier 1 common equity to risk- weighted assets (2)	8.38	7.69
Tangible common equity to tangible assets (2)	7.86	7.10
Tangible equity to tangible assets (2)	9.87	9.04
Tangible equity to risk- weighted assets (2)	11.08	10.08
Total equity to total assets	10.70	9.85

(1)	Ratios are not subject to formal FRB regulatory guidance.
(2)	Ratios are non-U.S. GAAP financial measures. Refer to Table 31, “Non-U.S. GAAP Measures” for a reconciliation to U.S. GAAP presentation.

As of September 30, 2011, all of our $244.8 million of outstanding junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities (“Debentures”) are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under FRB regulations. Further, of the $120.0 million in outstanding subordinated debt facility at September 30, 2011, 60% qualifies as Tier II capital and will be reduced by an additional 20% annually in the third quarter of each year until it reaches zero. For a full description of our Debentures and subordinated debt, refer to Notes 9 and 10 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Dividends

We declared dividends of $0.01 per common share during the third quarter of 2011, unchanged from the prior ten quarters. The dividend payout ratio for the quarter ended September 30, 2011 was 7.1%. Although we currently intend to continue to pay dividends on our common stock and our preferred stock at the current levels, there can be no assurance that we will continue to do so.

As a result of our participation in the TARP’s Capital Purchase Program (“TARP CPP”), we are subject to various restrictions on our ability to increase the cash dividends we pay on our common stock above the quarterly rate of $0.075 per share, the rate in effect when our participation in TARP CPP began. We currently provide notice to and obtain approval from the FRB before declaring or paying any dividends. For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the “Supervision and Regulation” and “Risk Factors” sections of our 2010 Annual Report on Form 10-K.

NON-U.S. GAAP FINANCIAL MEASURES

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

In addition to capital ratios defined by banking regulators, we also consider various measures when evaluating capital utilization and adequacy, including Tier 1 common equity to risk-weighted assets, tangible common equity to tangible assets, tangible equity to tangible assets, and tangible equity to risk-weighted assets. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. All of these measures exclude the ending balances of goodwill and other intangibles while certain of these ratios exclude preferred capital components. Because U.S. GAAP does not include capital ratio measures, we believe there are no comparable U.S. GAAP financial measures to these ratios. We believe these non-U.S. GAAP measures are relevant because they provide information that is helpful in assessing the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of our capitalization to other companies. However, because there are no standardized definitions for these ratios, our calculations may not be comparable with other companies, and the usefulness of these measures to investors may be limited.

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

The following table reconciles Non-U.S. GAAP financial measures to U.S. GAAP:

Table 31

Non-U.S. GAAP Measures

(Amounts in thousands except per share data)

(Unaudited)

	Quarters ended
	2011			2010
	September 30	June 30	March 31	December 31	September 30
Taxable-equivalent interest income
U.S. GAAP net interest income	$101,089	$100,503	$102,553	$100,347	$98,959
Taxable-equivalent adjustment	680	716	790	876	891

Taxable-equivalent net interest income (a)	$101,769	$101,219	$103,343	$101,223	$99,850

Average Earnings Assets (b)	$11,446,323	$11,916,038	$11,930,751	$11,918,849	$11,938,905

Net Interest Margin ((a)annualized) / (b)	3.49%	3.36%	3.46%	3.33%	3.28%

Net Revenue
Taxable-equivalent net interest income (a)	$101,769	$101,219	$103,343	$101,223	$99,850
U.S. GAAP non-interest income	27,635	21,592	23,627	34,865	23,360

Net revenue	$129,404	$122,811	$126,970	$136,088	$123,210

Operating Profit
U.S. GAAP income before income taxes	$21,075	$15,338	$13,253	$17,898	$12,807
Provision for loan and covered loan losses	32,615	31,093	37,578	35,166	41,435
Taxable-equivalent adjustment	680	716	790	876	891

Operating profit	$54,370	$47,147	$51,621	$53,940	$55,133

Efficiency Ratio
U.S. GAAP non-interest expense (c)	$75,034	$75,664	$75,349	$82,148	$68,077

Taxable-equivalent net interest income (a)	$101,769	$101,219	$103,343	$101,223	$99,850
U.S. GAAP non-interest income	27,635	21,592	23,627	34,865	23,360

Net revenue (d)	$129,404	$122,811	$126,970	$136,088	$123,210

Efficiency ratio (c) / (d)	57.98%	61.61%	59.34%	60.36%	55.25%

Non-U.S. GAAP Measures (cont.)

	Nine Months Ended September 30,
	2011	2010

Taxable-equivalent interest income
U.S. GAAP net interest income	$304,145	$300,610
Taxable-equivalent adjustment	2,187	2,700

Taxable-equivalent net interest income (a)	$306,332	$303,310

Average Earnings Assets (b)	$11,762,642	$11,998,420

Net Interest Margin ((a) annualized) / (b)	3.44%	3.37%

Net Revenue
Taxable-equivalent net interest income (a)	$306,332	$303,310
U.S. GAAP non-interest income	72,854	58,381

Net revenue	$379,186	$361,691

Operating Profit
U.S. GAAP income (loss) before income taxes	$49,666	$(17,834)
Provision for loan and covered loan losses	101,286	159,375
Taxable-equivalent adjustment	2,187	2,700

Operating profit	$153,139	$144,241

Efficiency Ratio
U.S. GAAP non-interest expense (c)	$226,047	$217,450

Taxable-equivalent net interest income (a)	$306,332	$303,310
U.S. GAAP non-interest income	72,854	58,381

Net revenue (d)	$379,186	$361,691

Efficiency ratio (c) / (d)	59.61%	60.12%

Non-U.S. GAAP Measures (cont.)

	2011			2010
	September 30	June 30	March 31	December 31	September 30
Tier 1 Common Capital
U.S. GAAP total equity	$1,286,176	$1,260,648	$1,238,132	$1,227,910	$1,245,139
Trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: accumulated other comprehensive income, net of tax	46,051	32,535	19,121	20,078	48,776
Less: disallowed deferred tax assets	—	—	—	5,377	—
Less: goodwill	94,584	94,596	94,609	94,621	94,633
Less: other intangibles	15,715	16,089	16,464	16,840	17,242

Tier 1 risk-based capital	1,374,619	1,362,221	1,352,731	1,335,787	1,329,281
Less: preferred stock	240,020	239,642	239,270	238,903	238,542
Less: trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: noncontrolling interests	—	163	105	33	250

Tier 1 common capital (e)	$889,806	$877,623	$868,563	$852,058	$845,696

Tangible Common Equity
U.S. GAAP total equity	$1,286,176	$1,260,648	$1,238,132	$1,227,910	$1,245,139
Less: goodwill	94,584	94,596	94,609	94,621	94,633
Less: other intangibles	15,715	16,089	16,464	16,840	17,242

Tangible equity (f)	1,175,877	1,149,963	1,127,059	1,116,449	1,133,264
Less: preferred stock	240,020	239,642	239,270	238,903	238,542

Tangible common equity (g)	$935,857	$910,321	$887,789	$877,546	$894,722

Tangible Assets
U.S. GAAP total assets	$12,019,861	$12,115,377	$12,497,442	$12,465,621	$12,583,965
Less: goodwill	94,584	94,596	94,609	94,621	94,633
Less: other intangibles	15,715	16,089	16,464	16,840	17,242

Tangible assets (h)	$11,909,562	$12,004,692	$12,386,369	$12,354,160	$12,472,090

Risk-weighted Assets (i)	$10,614,411	$10,518,850	$10,903,625	$11,080,051	$10,850,399

Period-end Common Shares Outstanding (j)	71,789	71,808	71,428	71,327	71,386
Ratios:
Tier 1 common equity to risk-weighted assets (e) / (i)	8.38%	8.34%	7.97%	7.69%	7.79%
Tangible equity to tangible assets (f) / (h)	9.87%	9.58%	9.10%	9.04%	9.09%
Tangible equity to risk-weighted assets (f) / (i)	11.08%	10.93%	10.34%	10.08%	10.44%
Tangible common equity to tangible assets (g) / (h)	7.86%	7.58%	7.17%	7.10%	7.17%
Tangible book value (g) / (j)	$13.04	$12.68	$12.43	$12.30	$12.53

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

In July 2011, we initiated the use of interest rate derivatives as part of our asset liability management strategy to hedge interest rate risk in our primarily floating-rate loan portfolio and, depending on market conditions, we may expand this program and enter into additional interest rate swaps.

The majority of our interest-earning assets are floating rate instruments. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and interest rate swaps. Approximately 57% of the total loan portfolio is indexed to LIBOR, 23% of the total loan portfolio is indexed to the prime rate, and another 8% of the total loan portfolio otherwise adjusts with other reference interest rates. Of our floating-rate loans, 25% are subject to interest rate floors under the terms of the loan agreements, the majority of which are in effect at September 30, 2011 and are reflected in the interest sensitivity analysis below. Changes in market rates and the shape of the yield curve may give us the opportunity to make changes to our investment securities portfolio as part of our asset/liability management strategy.

We use a simulation model to estimate the potential impact of various interest rate changes on our income statement and our interest-earning asset and interest-bearing liability portfolios, assuming the size and nature of these portfolios remain constant throughout the twelve month measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then re-price based on current terms and assuming instantaneous parallel shifts in the applicable yield curves and remain at that new interest rate through the end of the measurement period. The model attempts to illustrate the potential change in annual net interest income if the foregoing occurred. The following table shows the estimated impact of an immediate change in interest rates as of September 30, 2011 and December 31, 2010.

Analysis of Net Interest Income Sensitivity

(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
September 30, 2011:
Dollar change	$(12,025)	$16,000	$32,154	$64,363	$99,696
Percent change	-3.3%	4.4%	8.8%	17.7%	27.4%

December 31, 2010:
Dollar change	$(8,800)	$12,245	$25,144	$53,152	$84,492
Percent change	-2.3%	3.1%	6.5%	13.7%	21.7%

The estimated impact to our net interest income over a one-year period is reflected in dollar terms and percentage change. As an example, this table illustrates that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on September 30, 2011, net interest income would increase by $32.2 million or 8.8% over a twelve-month period, as compared to a net interest income increase of $25.1 million or 6.5% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2010.

Changes in the effect on net interest income at September 30, 2011 compared to December 31, 2010 are due changes in the composition and nature of the repricing of interest rate-sensitive assets relative to rate-sensitive liabilities since year end. Interest rate sensitivity increased during the first nine months of 2011 due to several factors, primarily liability compositional changes. Non-interest sensitive deposits increased while rate sensitive deposits, such as money market deposits, decreased. Rate-sensitive liabilities mitigate rate-sensitive assets. Accordingly, as rate-sensitive liabilities decrease, less asset sensitivity is offset by the liabilities as a whole. Taken together, the asset composition was more rate sensitive than prior quarters, and less of the asset sensitivity was mitigated by rate-sensitive liabilities, producing an overall increase in asset sensitivity.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 22, 2010, a lawsuit was filed in federal court in the Northern District of Illinois against the Company on behalf of a purported class of purchasers of our common stock between November 2, 2007 and October 23, 2009. Certain of our current and former executive officers and directors and firms that participated in the underwriting of our June 2008 and May 2009 public offerings of common stock were also named as defendants in the litigation. On January 25, 2011, the City of New Orleans Employees’ Retirement System and State-Boston Retirement System were together named as the lead plaintiff, and an amended complaint was filed on February 18, 2011. The amended complaint alleged various claims of securities law violations against certain of the named defendants relating to disclosures we made during the class period in filings under the Securities Act of 1933 and the Securities Exchange Act of 1934. The plaintiffs sought class certification, compensatory damages in an unspecified amount, costs and expenses, including attorneys’ fees, and rescission. The defendants filed a joint motion to dismiss seeking dismissal of all counts. On November 7, 2011, the court released its decision on defendants’ motion and dismissed all counts of the complaint with prejudice. The plaintiffs have 30 days from the date of this decision to file a notice of appeal, if any.

As of September 30, 2011, there were also various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

You should carefully consider the information discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, regarding our business, financial condition or future results, together with the information set forth in this report. In addition to the “Risk Factors” disclosed in the Form 10-K, the cautionary statements regarding forward-looking statements, and other information set forth in this report, you should consider the following additional risks:

Downgrade of U.S. long-term credit rating and monetary and fiscal policy reactions may adversely affect the financial services industry and could negatively impact our results of operations and financial condition.

On August 5, 2011, Standard and Poor’s (“S&P”) downgraded the United States long-term credit rating from its AAA rating to AA+, with a negative outlook indicating that a further rating downgrade is possible. This downgrade, or further downgrades if they were to occur, could affect the market for securities issued or guaranteed by the federal government or its agencies, and we could suffer a loss in the fair value of our investment portfolio that we record through accumulated other comprehensive income on our balance sheet. The majority of our investment portfolio is classified as available-for-sale and is predominantly invested in U.S. Treasury securities, U.S. government agency securities and residential mortgage-backed securities issued or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises. Deterioration in the valuation or liquidity of our investment securities could lead counterparties to require additional collateral for our borrowings or derivative obligations. Following the ratings downgrade by S&P, various federal banking agencies issued a joint release indicating that for regulatory purposes the downgrade does not affect the risk weightings assigned to securities issued or guaranteed by the U.S. Government, its agencies and U.S. Government-sponsored enterprises. At this time, we cannot assess the likelihood or severity of any further downgrade or the potential consequences these factors may have on our capital position, financial condition or future earnings of the Company.

Global economic uncertainty and the potential for a deterioration in the European sovereign debt crisis may adversely affect the financial services industry and could negatively impact our results of operations and financial condition.

Continuing uncertainty in the economic, political and financial markets and the ongoing sovereign debt crisis in Europe could impact our customers and could negatively affect our credit portfolio and liquidity position. There have been recent periods of extreme volatility in the global financial markets, and the financial turmoil and uncertainty with respect to the euro zone crisis could threaten the stability of the global banking system. Such disruption could impact the Company’s financial condition to the extent it causes stress on the United States financial services industry. At this time, we cannot predict the current or future impact this may have on our results of operations and financial condition.

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

The following table summarizes purchases of our common stock we made during the quarter ended September 30, 2011 in the administration of our share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1 – July 31, 2011	238	$14.08	—	—
August 1 – August 31, 2011	2,643	10.31	—	—
September 1 – September 30, 2011	10,252	7.78	—	—

Total	13,133	$8.41	—	—

(1)	Does not include any shares forfeited by departing employees that were surrendered pursuant to the terms of non-compete provisions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents

3.1	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., dated June 24, 1999, as amended, is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 000-25887) filed on May 14, 2003.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 15, 2010, is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 9, 2010.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, amending and restating the Certificate of Designations of the Series A Junior Non-Voting Preferred Stock of PrivateBancorp, Inc., is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.5	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated January 28, 2009 is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

3.6	Amended and Restated By-laws of PrivateBancorp, Inc. are incorporated herein by reference to Exhibit 3.5 to the Annual Report on Form 10-K (File No. 001-34066) filed on March 1, 2010.

4.1	Certain instruments defining the rights of the holders of certain securities of PrivateBancorp, Inc. and certain of its subsidiaries, none of which authorize a total amount of securities in excess of 10% of the total assets of PrivateBancorp, Inc. and its subsidiaries on a consolidated basis, have not been filed as exhibits. PrivateBancorp, Inc. hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

4.2	Form of Preemptive and Registration Rights Agreement dated as of November 26, 2007 is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34066) filed on November 27, 2007.

4.3	Amendment No. 1 to Preemptive and Registration Rights Agreement dated as of June 17, 2009 by and among PrivateBancorp, Inc., GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P., and GTCR Co-Invest III, L.P., is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

4.4	Warrant dated January 30, 2009, as amended, issued by PrivateBancorp, Inc. to the United States Department of the Treasury to purchase shares of common stock of PrivateBancorp, Inc. is herein incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

10.1 (a)	Summary of Compensation Arrangement with Norman R. Bobins, adopted July 2011, effective as of January 1, 2011.

10.2 (a)	Employee Leasing Agreement by and between The PrivateBank and Trust Company and Norman Bobins Consulting LLC, entered into October 2011, effective as of January 1, 2011.

11	Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 12 of the Company’s Notes to Consolidated Financial Statements included in “Item 7. Financial Statements” of this report on Form 10-Q.

12 (a)	Statement re: Computation of Ratio of Earnings to Fixed Charges.

15.1 (a)	Acknowledgment of Independent Registered Public Accounting Firm.

31.1 (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1) (a) (b)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (b)	Report of Independent Registered Public Accounting Firm.

101 (a) (c)	The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 8, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.

(a)	Filed herewith.
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

Date: November 8, 2011