Form 10-Q
period 2012-03-31
PRIVATEBANCORP, INC
filed 2012-05-08
CIK 889936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, there were 68,864,453 shares of the issuer’s voting common stock, without par value, outstanding and 3,535,916 non-voting common shares, no par value, outstanding.

PRIVATEBANCORP, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$166,062	$156,131
Federal funds sold and other short-term investments	193,571	205,610
Loans held for sale	29,185	32,049
Securities available-for-sale, at fair value	1,705,649	1,783,465
Securities held-to-maturity, at amortized cost (fair value: $602.4 million – 2012; $493.2 million – 2011)	598,066	490,143
Non-marketable equity investments (FHLB stock: $40.7 million – 2012 and 2011)	43,882	43,604
Loans – excluding covered assets, net of unearned fees	9,222,253	9,008,561
Allowance for loan losses	(183,844)	(191,594)

Loans, net of allowance for loan losses and unearned fees	9,038,409	8,816,967
Covered assets	276,534	306,807
Allowance for covered loan losses	(26,323)	(25,939)

Covered assets, net of allowance for covered loan losses	250,211	280,868
Other real estate owned, excluding covered assets	123,498	125,729
Premises, furniture, and equipment, net	37,462	38,633
Accrued interest receivable	36,033	35,732
Investment in bank owned life insurance	51,356	50,966
Goodwill	94,559	94,571
Other intangible assets	14,683	15,353
Capital markets derivative assets	97,805	101,676
Other assets	142,733	145,373

Total assets	$12,623,164	$12,416,870

Liabilities
Demand deposits:
Noninterest-bearing	$3,054,536	$3,244,307
Interest-bearing	714,522	595,238
Savings deposits and money market accounts	4,347,832	4,378,220
Brokered deposits	961,481	815,951
Time deposits	1,344,341	1,359,138

Total deposits	10,422,712	10,392,854
Short-term borrowings	355,000	156,000
Long-term debt	379,793	379,793
Accrued interest payable	5,425	5,567
Capital markets derivative liabilities	100,109	104,140
Other liabilities	47,971	81,764

Total liabilities	11,311,010	11,120,118

Equity
Preferred stock – Series B	240,791	240,403
Common stock:
Voting	68,075	67,947
Nonvoting	3,536	3,536
Treasury stock	(21,749)	(21,454)
Additional paid-in capital	973,417	968,787
Retained earnings (accumulated deficit)	932	(9,164)
Accumulated other comprehensive income, net of tax	47,152	46,697

Total equity	1,312,154	1,296,752

Total liabilities and equity	$12,623,164	$12,416,870

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – (Continued)

(Amounts in thousands, except per share data)

	March 31, 2012			December 31, 2011
	Preferred Stock-Series B	Common Stock		Preferred Stock-Series B	Common Stock
		Voting	Nonvoting		Voting	Nonvoting
Per Share Data
Par value	None	None	None	None	None	None
Liquidation value	$1,000	n/a	n/a	$1,000	n/a	n/a
Stated value	None	$1.00	$1.00	None	$1.00	$1.00
Share Balances
Shares authorized	1,000	174,000	5,000	1,000	174,000	5,000
Shares issued	244	69,669	3,536	244	68,978	3,536
Shares outstanding	244	68,879	3,536	244	68,209	3,536
Treasury shares	—	790	—	—	769	—

n/a Not applicable

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended March 31,
	2012	2011
Interest Income
Loans, including fees	$103,539	$105,647
Federal funds sold and other short-term investments	132	336
Securities:
Taxable	15,380	15,390
Exempt from Federal income taxes	1,300	1,486

Total interest income	120,351	122,859

Interest Expense
Interest-bearing demand deposits	636	642
Savings deposits and money market accounts	4,602	6,662
Brokered and time deposits	5,017	6,692
Short-term borrowings	142	827
Long-term debt	5,578	5,483

Total interest expense	15,975	20,306

Net interest income	104,376	102,553
Provision for loan and covered loan losses	27,701	37,578

Net interest income after provision for loan and covered loan losses	76,675	64,975

Non-interest Income
Trust and Investments	4,219	4,662
Mortgage banking	2,663	1,402
Capital markets products	7,349	4,489
Treasury management	5,154	4,325
Loan and credit-related fees	6,527	5,898
Deposit service charges and fees and other income	1,487	2,484
Net securities gains	105	367

Total non-interest income	27,504	23,627

Non-interest Expense
Salaries and employee benefits	42,698	38,557
Net occupancy expense	7,679	7,532
Technology and related costs	3,296	2,661
Marketing	2,160	1,943
Professional services	1,957	2,334
Outsourced servicing costs	1,710	2,154
Net foreclosed property expenses	8,235	6,306
Postage, telephone, and delivery	869	888
Insurance	4,305	7,340
Loan and collection expense	3,157	2,553
Other expenses	4,163	3,081

Total non-interest expense	80,229	75,349

Income before income taxes	23,950	13,253
Income tax provision	9,695	2,279

Net income	14,255	10,974
Net income attributable to noncontrolling interests	—	72

Net income attributable to controlling interests	14,255	10,902
Preferred stock dividends and discount accretion	3,436	3,415

Net income available to common stockholders	$10,819	$7,487

Per Common Share Data
Basic earnings per share	$0.15	$0.10
Diluted earnings per share	$0.15	$0.10
Cash dividends declared	$0.01	$0.01
Weighted-average common shares outstanding	70,780	70,347
Weighted-average diluted common shares outstanding	70,932	70,396

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Quarters Ended March 31,
	2012	2011
Net income	$14,255	$10,974
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized gains (losses) on securities	116	(718)
Reclassification adjustment for gains included in net income	(37)	(239)
Unrealized gains on cash flow hedges:
Unrealized gains on cash flow hedges	690	—
Reclassification adjustment for gains included in net income	(314)	—

Other comprehensive income (loss)	455	(957)

Comprehensive income	14,710	10,017
Less: comprehensive income attributable to noncontrolling interests	—	(72)

Comprehensive income attributable to controlling interests	$14,710	$9,945

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumu- lated Other Compre- hensive Income	Non-controlling Interests	Total
Balance at January 1, 2011	$238,903	$70,972	$(20,054)	$954,977	$(36,999)	$20,078	$33	$1,227,910
Comprehensive income	—	—	—	—	10,902	(957)	72	10,017
Cash dividends declared:
Common stock ($0.01 per share)	—	—	—	—	(711)	—	—	(711)
Preferred stock	—	—	—	—	(3,048)	—	—	(3,048)
Accretion of preferred stock discount	367	—	—	—	(367)	—	—	—
Common stock issued under benefit plans	—	60	—	811	—	—	—	871
Shortfall tax benefit from share-based compensation	—	—	—	(163)	—	—	—	(163)
Stock repurchased in connection with benefit plans	—	—	(258)	—	—	—	—	(258)
Share-based compensation expense	—	4	—	3,510	—	—	—	3,514

Balance at March 31, 2011	$239,270	$71,036	$(20,312)	$959,135	$(30,223)	$19,121	$105	$1,238,132

Balance at January 1, 2012	$240,403	$71,483	$(21,454)	$968,787	$(9,164)	$46,697	$—	$1,296,752
Comprehensive income	—	—	—	—	14,255	455	—	14,710
Cash dividends declared:
Common stock ($0.01 per share)	—	—	—	—	(723)	—	—	(723)
Preferred stock	—	—	—	—	(3,048)	—	—	(3,048)
Accretion of preferred stock discount	388	—	—	—	(388)	—	—	—
Common stock issued under benefit plans	—	123	—	66	—	—	—	189
Stock repurchased in connection with benefit plans	—	—	(295)	—	—	—	—	(295)
Share-based compensation expense	—	5	—	4,564	—	—	—	4,569

Balance at March 31, 2012	$240,791	$71,611	$(21,749)	$973,417	$932	$47,152	$—	$1,312,154

(1)	Net of taxes and reclassification adjustments.

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarters Ended March 31,
	2012	2011
Operating Activities
Net income	$14,255	$10,902
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	27,701	37,578
Depreciation of premises, furniture, and equipment	2,425	2,142
Net amortization of premium on securities	3,503	2,261
Net gains on sale of securities	(105)	(367)
Net losses on sale of other real estate owned	2,144	1,580
Net amortization (accretion) of discount on covered assets	1,091	(1,445)
Bank owned life insurance income	(390)	(391)
Net decrease in deferred loan fees	(1,562)	(148)
Share-based compensation expense	4,569	3,581
Provision for deferred income tax expense	8,448	138
Amortization of other intangibles	670	376
Change in loans held for sale	2,864	8,147
Fair market value adjustments on derivatives	(160)	(690)
Net increase in accrued interest receivable	(301)	(106)
Net decrease in accrued interest payable	(142)	(439)
Net (increase) decrease in other assets	(2,425)	4,385
Net decrease in other liabilities	(33,749)	(19,900)

Net cash provided by operating activities	28,836	47,604

Investing Activities
Available-for-sale securities and non-marketable equity investments:
Proceeds from maturities, repayments, and calls	121,368	106,819
Proceeds from sales	812	26,770
Purchases	(47,213)	(147,532)
Held-to-maturity securities:
Proceeds from maturities, repayments, and calls	10,994	—
Purchases	(119,531)	—
Net (increase) decrease in loans	(259,635)	12,988
Net decrease in covered assets	29,500	37,815
Proceeds from sale of other real estate owned	9,078	12,277
Net purchases of premises, furniture, and equipment	(1,254)	(186)

Net cash (used in) provided by investing activities	(255,881)	48,951

Financing Activities
Net increase in deposit accounts	29,858	90,547
Net decrease in short-term borrowings, excluding FHLB advances	—	(941)
Net increase (decrease) in FHLB advances	199,000	(34,000)
Stock repurchased in connection with benefit plans	(295)	(258)
Cash dividends paid	(3,815)	(3,755)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	189	871
Shortfall tax benefit from exercise of stock options and vesting of restricted shares	—	(163)

Net cash provided by financing activities	224,937	52,301

Net (decrease) increase in cash and cash equivalents	(2,108)	148,856
Cash and cash equivalents at beginning of year	361,741	654,088

Cash and cash equivalents at end of period	$359,633	$802,944

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16,117	$20,745
Cash paid for income taxes	11,490	9,600
Non-cash transfers of loans to other real estate	13,513	23,661

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year or any other period.

The accompanying consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to the prior periods to conform to the current period presentation. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to March 31, 2012 for potential recognition or disclosure.

2. NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

Transfers and Servicing – On January 1, 2012, we adopted amendments to accounting guidance issued by the Financial Accounting Standards Board (“FASB”) relating to the effective control assessment for repurchase agreements that in part determines whether a transaction is accounted for as a sale or a secured borrowing. The amendments remove from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The adoption of this guidance did not have an impact on our financial position and consolidated results of operations.

Fair Value Measurement – On January 1, 2012, we adopted amendments to accounting guidance issued by the FASB relating to fair value measurement. The amendments substantially converge the principles for measuring fair value and the requirements for related disclosures under U.S. GAAP and International Financial Reporting Standards. The amendments include clarifications and new guidance related to the highest and best use and valuation premise, measuring the fair value of an instrument classified in shareholders’ equity, measuring the fair value of financial instruments that are managed within a portfolio, and applying of block discounts and other premiums and discounts in a fair value measurement. Additionally, the amendments require additional disclosures about fair value measurements. The adoption of this guidance did not have an impact on our financial position and consolidated results of operations. Refer to Note 16 for the expanded disclosure requirements.

Statement of Comprehensive Income – On January 1, 2012, we adopted new accounting guidance issued by the FASB relating to the presentation of the statement of comprehensive income. This guidance provides the Company the option of presenting net income and other comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change what items are reported in other comprehensive income. The guidance was effective for the Company’s financial statements that include periods beginning on or after January 1, 2012 with retrospective application to the Company’s annual reporting period beginning on January 1, 2011. The new guidance did not impact our financial position and consolidated results of operations. The Company elected to present net income and other comprehensive income in two separate but consecutive statements. Refer to the Consolidated Statements of Comprehensive Income, which follows the Consolidated Statements of Income, for the new presentation requirements.

Testing Goodwill for Impairment – On January 1, 2012, we adopted new accounting guidance issued by the FASB that permits the Company to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before applying the existing quantitative two-step goodwill impairment test to determine whether the fair value of a reporting unit is less than its carrying value and the amount of any goodwill impairment. The Company may bypass the two-step test and conclude that goodwill is not impaired based on the results of the qualitative assessment. The adoption of this guidance did not have an impact on our financial position and consolidated results of operations.

Accounting Pronouncements Pending Adoption

Disclosures about Offsetting Assets and Liabilities – On December 16, 2011, the FASB issued new accounting guidance to enhance current disclosure requirements on offsetting financial assets and liabilities. The new disclosure requirements are limited to recognized financial instruments subject to master netting arrangements or similar agreements. At a minimum, the Company will be required to disclose the following information separately for financial assets and liabilities: (a) the gross amounts of recognized financial assets and liabilities, (b) the amounts offset under current U.S. GAAP, (c) the net amounts presented in the balance sheet, (d) the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in (b), and (e) the difference between (c) and (d). The guidance will be effective for the Company’s financial statements that include periods beginning on or after January 1, 2013, and must be retrospectively applied. As this guidance affects only our disclosures, the adoption of this guidance will not impact our financial position and consolidated results of operations.

3. SECURITIES

Securities Portfolio

(Amounts in thousands)

	March 31, 2012				December 31, 2011
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$87,499	$641	$(198)	$87,942	$60,590	$931	$—	$61,521
U.S. Agencies	—	—	—	—	10,014	20	—	10,034
Collateralized mortgage obligations	317,651	12,008	(100)	329,559	344,078	12,062	(140)	356,000
Residential mortgage -backed securities	1,062,052	50,670	—	1,112,722	1,140,555	48,660	(2)	1,189,213
State and municipal	164,086	11,058	(218)	174,926	154,080	12,140	(23)	166,197
Foreign sovereign debt	500	—	—	500	500	—	—	500

Total	$1,631,788	$74,377	$(516)	$1,705,649	$1,709,817	$73,813	$(165)	$1,783,465

Securities Held-to-Maturity
Residential mortgage -backed securities	$597,995	$4,916	$(627)	$602,284	$490,072	$3,172	$(85)	$493,159
State and municipal	71	—	—	71	71	—	—	71

Total	$598,066	$4,916	$(627)	$602,355	$490,143	$3,172	$(85)	$493,230

Non-Marketable Equity Investments
FHLB stock	$40,695	$—	$—	$40,695	$40,695	$—	$—	$40,695
Other	3,187	—	—	3,187	2,909	—	—	2,909

Total	$43,882	$—	$—	$43,882	$43,604	$—	$—	$43,604

Non-marketable equity investments primarily consist of Federal Home Loan Bank (“FHLB”) stock and represent amounts required to be invested in the common stock of the FHLB. This equity security is “restricted” in that it can only be sold to the FHLB or another member institution at par. Therefore, it is less liquid than other equity securities. The fair value is estimated to be cost, and no other-than-temporary impairments have been recorded on this security during 2012 and 2011 with such impairment assessment based on the ultimate recoverability at par.

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank (“FRB”) discount window borrowings, derivative transactions with counterparty banks, standby letters of credit with counterparty banks and for other purposes as permitted or required by law, totaled $503.7 million at March 31, 2012 and $514.6 million at December 31, 2011.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at March 31, 2012 or December 31, 2011.

The following table presents fair values of securities with unrealized losses as of March 31, 2012 and December 31, 2011. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position

(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2012
Securities Available-for-Sale
U.S. Treasury	$26,805	$(198)	$—	$—	$26,805	$(198)
Collateralized mortgage obligations	23,962	(100)	—	—	23,962	(100)
State and municipal	14,794	(218)	—	—	14,794	(218)

Total	$65,561	$(516)	$—	$—	$65,561	$(516)

Securities Held-to-Maturity
Residential mortgage-backed securities	$93,887	$(627)	$—	$—	$93,887	$(627)

As of December 31, 2011
Securities Available-for-Sale
Collateralized mortgage obligations	$36,126	$(140)	$—	$—	$36,126	$(140)
Residential mortgage-backed securities	154	(2)	—	—	154	(2)
State and municipal	4,352	(23)	—	—	4,352	(23)

Total	$40,632	$(165)	$—	$—	$40,632	$(165)

Securities Held-to-Maturity
Residential mortgage-backed securities	$80,500	$(85)	$—	$—	$80,500	$(85)

There were no securities in an unrealized loss position for greater than 12 months at March 31, 2012 or December 31, 2011. The change in unrealized losses from year end 2011 for U.S. Treasuries, agency-backed residential mortgage-backed securities, and state and municipal securities were caused primarily by changes in interest rates and credit spreads.

Since the unrealized losses on available-for-sale securities as of March 31, 2012 are attributable to changes in interest rates and credit spreads, and because we do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Remaining Contractual Maturity of Securities

(Amounts in thousands)

	March 31, 2012
	Available-For Sale Securities		Held-To-Maturity Securities and Non-Marketable Equity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipal and foreign sovereign debt securities
One year or less	$1,324	$1,334	$23	$23
One year to five years	121,877	124,254	48	48
Five years to ten years	116,060	123,991	—	—
After ten years	12,824	13,789	—	—
All other securities
Collateralized mortgage obligations	317,651	329,559	—	—
Residential mortgage-backed securities	1,062,052	1,112,722	597,995	602,284
Non-marketable equity investments	—	—	43,882	43,882

Total	$1,631,788	$1,705,649	$641,948	$646,237

Securities Gains (Losses)

(Amounts in thousands)

	Quarters Ended March 31,
	2012	2011
Proceeds from sales	$812	$26,770

Gross realized gains	126	424
Gross realized losses	(21)	(57)

Net realized gains	$105	$367

Income tax provision on net realized gains	$42	$144

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

Loan Portfolio

(Amounts in thousands)

	March 31, 2012	December 31, 2011
Commercial and industrial	$4,325,558	$4,192,842
Commercial – owner-occupied commercial real estate	1,175,729	1,130,932

Total commercial	5,501,287	5,323,774
Commercial real estate	2,378,640	2,233,851
Commercial real estate – multi-family	493,218	452,595

Total commercial real estate	2,871,858	2,686,446
Construction	127,837	287,002
Residential real estate	308,880	297,229
Home equity	175,972	181,158
Personal	236,419	232,952

Total loans	$9,222,253	$9,008,561

Deferred loan fees included as a reduction in total loans	$37,697	$39,259
Overdrawn demand deposits included in total loans	$4,588	$1,919

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Carrying Value of Loans Pledged

(Amounts in thousands)

	March 31, 2012	December 31, 2011
Loans pledged to secure:
FRB discount window borrowings	$1,185,802	$1,352,012
FHLB advances	1,113,325	583,507

Total	$2,299,127	$1,935,519

Loan Portfolio Aging

Loan Portfolio Aging

(Amounts in thousands)

	Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of March 31, 2012
Commercial	$5,453,922	$3,216	$3,963	$—	$5,461,101	$40,186	$5,501,287
Commercial real estate	2,703,932	6,590	2,081	—	2,712,603	159,255	2,871,858
Construction	124,988	—	68	—	125,056	2,781	127,837
Residential real estate	290,716	4,960	1,135	—	296,811	12,069	308,880
Home equity	163,866	1,728	—	—	165,594	10,378	175,972
Personal	227,587	26	253	—	227,866	8,553	236,419

Total loans	$8,965,011	$16,520	$7,500	$—	$8,989,031	$233,222	$9,222,253

As of December 31, 2011
Commercial	$5,250,875	$6,018	$923	$—	$5,257,816	$65,958	$5,323,774
Commercial real estate	2,539,889	3,523	9,777	—	2,553,189	133,257	2,686,446
Construction	262,742	—	2,381	—	265,123	21,879	287,002
Residential real estate	278,195	3,800	645	—	282,640	14,589	297,229
Home equity	168,322	433	800	—	169,555	11,603	181,158
Personal	220,364	13	9	—	220,386	12,566	232,952

Total loans	$8,720,387	$13,787	$14,535	$—	$8,748,709	$259,852	$9,008,561

Impaired Loans

Impaired Loans

(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of March 31, 2012
Commercial	$128,528	$95,265	$27,590	$122,855	$14,061
Commercial real estate	214,024	75,840	120,972	196,812	39,271
Construction	3,967	—	2,781	2,781	1,280
Residential real estate	13,934	7,692	5,492	13,184	1,160
Home equity	13,281	3,021	8,981	12,002	1,901
Personal	27,748	13,555	8,554	22,109	7,276

Total impaired loans	$401,482	$195,373	$174,370	$369,743	$64,949

Impaired Loans (Continued)

(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of December 31,2011
Commercial	$118,118	$57,230	$46,098	$103,328	$14,163
Commercial real estate	190,486	65,571	114,233	179,804	38,905
Construction	24,135	1,548	20,331	21,879	5,202
Residential real estate	18,577	10,502	7,325	17,827	976
Home equity	12,881	2,310	9,293	11,603	1,272
Personal	38,515	14,751	11,569	26,320	9,426

Total impaired loans	$402,712	$151,912	$208,849	$360,761	$69,944

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)

(Amounts in thousands)

	Quarters Ended March 31,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$116,186	$755	$85,542	$95
Commercial real estate	196,460	598	281,677	815
Construction	4,578	—	35,269	28
Residential real estate	17,006	20	18,225	10
Home equity	11,766	23	10,345	1
Personal	24,625	119	36,974	129

Total	$370,621	$1,515	$468,032	$1,078

(1)	Represents amounts while classified as impaired for the periods presented.

Credit Quality Indicators

The Company has adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that exhibit acceptable financial performance, cash flow, and leverage. We attempt to mitigate risk by structure, collateral, monitoring, or other meaningful controls. Credits rated 6 are performing in accordance with contractual terms but are considered special mention as these credits demonstrate potential weakness that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Potential problem loans are also loans that are performing in accordance with contractual terms, but for which management has some level of concern about the ability of the borrowers to meet existing repayment terms in future periods. These loans have a risk rating of 7 but are not classified as nonaccrual. The ultimate collection of these loans is subject to some uncertainty due to the same conditions that characterize a 6-rated credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company will sustain some loss if left unresolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at minimum on a quarterly basis, while all other rated credits over a certain dollar threshold, depending on product segment, are reviewed annually or as the situation warrants.

Credit Quality Indicators

(Dollars in thousands)

Product Segment	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of March 31, 2012
Commercial	$72,580	1.3	$57,786	1.1	$40,186	0.7	$5,501,287
Commercial real estate	56,821	2.0	96,131	3.3	159,255	5.5	2,871,858
Construction	7,272	5.7	—	—	2,781	2.2	127,837
Residential real estate	6,693	2.2	21,010	6.8	12,069	3.9	308,880
Home equity	420	0.2	7,272	4.1	10,378	5.9	175,972
Personal	4	*	1,830	0.8	8,553	3.6	236,419

Total	$143,790	1.6	$184,029	2.0	$233,222	2.5	$9,222,253

As of December 31, 2011
Commercial	$54,326	1.0	$79,328	1.5	$65,958	1.2	$5,323,774
Commercial real estate	132,915	4.9	62,193	2.3	133,257	5.0	2,686,446
Construction	7,272	2.5	9,283	3.2	21,879	7.6	287,002
Residential real estate	9,344	3.1	17,931	6.0	14,589	4.9	297,229
Home equity	758	0.4	6,384	3.5	11,603	6.4	181,158
Personal	350	0.2	1,976	0.8	12,566	5.4	232,952

Total	$204,965	2.3	$177,095	2.0	$259,852	2.9	$9,008,561

*	Less than 0.1%

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans Outstanding

(Amounts in thousands)

	March 31, 2012	December 31, 2011
Accruing interest:
Commercial	$82,669	$42,569
Commercial real estate	37,557	41,348
Construction	—	—
Residential real estate	1,115	3,238
Home equity	1,624	—
Personal	13,556	13,754

Total accruing	$136,521	$100,909

Nonaccrual:
Commercial	$24,142	$28,409
Commercial real estate	30,902	32,722
Construction	658	960
Residential real estate	4,182	3,592
Home equity	2,014	2,082
Personal	6,336	7,639

Total nonaccrual	$68,234	$75,404

At March 31, 2012 and December 31, 2011, commitments to lend additional funds to debtors whose loan terms have been modified in a troubled debt restructuring (“TDR”) (both accruing and nonaccruing) totaled $21.8 million and $16.1 million, respectively.

Additions to Troubled Debt Restructurings during the Period

(Dollars in thousands)

	Quarters Ended March 31,
	2012			2011
		Outstanding Recorded Investment (1)			Outstanding Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Accruing interest:
Commercial
Extension of maturity date (2)	3	$31,688	$31,688	5	$3,756	$3,756
Other concession (3)	—	—	—	1	1,694	1,694
Multiple note structuring	1	17,596	11,796	—	—	—

Total commercial	4	49,284	43,484	6	5,450	5,450

Commercial real estate
Extension of maturity date (2)	1	3,094	2,294	5	3,173	3,173
Multiple note structuring	—	—	—	3	18,827	10,610

Total commercial real estate	1	3,094	2,294	8	22,000	13,783
Residential real estate
Extension of maturity date (2)	3	2,182	2,182	—	—	—
Other concession (3)	1	200	200	—	—	—

Total residential real estate	4	2,382	2,382	—	—	—
Home equity
Extension of maturity date (2)	1	125	125	1	177	177
Personal
Extension of maturity date (2)	—	—	—	1	265	265
Other concession (3)	—	—	—	1	252	252

Total personal	—	—	—	2	517	517

Total accruing	10	$54,885	$48,285	17	$28,144	$19,927

Change in recorded investment due to principal paydown at time of modification			$800			$400
Change in recorded investment due to charge- offs as part of the multiple note structuring			$5,800			$7,817

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.
(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.
(3)	Other concessions primarily include interest rate reductions, loan increases, and deferral of principal.

Additions to Troubled Debt Restructurings during the Period (Continued)

(Dollars in thousands)

	Quarters Ended March 31,
	2012			2011
	Number of Borrowers	Outstanding Recorded Investment (1)		Number of Borrowers	Outstanding Recorded Investment (1)
		Pre-Modification	Post- Modification		Pre-Modification	Post- Modification
Nonaccrual:
Commercial
Extension of maturity date (2)	—	$—	$—	1	$119	$119
Other concession (3)	1	3,000	3,000	1	128	128

Total commercial	1	3,000	3,000	2	247	247
Commercial real estate
Extension of maturity date (2)	4	823	823	2	3,353	3,353
Other concession (3)	—	—	—	1	5,187	5,187

Total commercial real estate	4	823	823	3	8,540	8,540
Residential real estate
Extension of maturity date (2)	—	—	—	1	238	238
Personal
Extension of maturity date (2)	—	—	—	2	125	110

Total nonaccrual	5	$3,823	$3,823	8	$9,150	$9,135

Change in recorded investment due to principal paydown at time of modification			$—			$15

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.
(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.
(3)	Other concessions primarily include interest rate reductions, loan increases, and deferral of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve determination. However, our general reserve methodology considers the amount and characteristics of the TDRs removed as one of many credit or portfolio considerations in establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are specifically evaluated for impairment at the end of each accounting period with a specific valuation reserve created, if necessary, as a component of the allowance for loan losses. Refer to the “Impaired Loan” and “Allowance for Loan Loss” sections of Note 1, “Summary of Significant Accounting Policies” to the Notes to Consolidated Financial Statements of our 2011 Annual Report on Form 10-K regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $19.0 million and $25.7 million in specific reserves for nonaccrual TDRs at March 31, 2012 and December 31, 2011, respectively. There were no specific reserves for accruing TDRs at March 31, 2012 or December 31, 2011.

The following table presents the recorded investment and number of loans modified as an accruing TDR during the previous 12 months which subsequently became nonperforming during the quarters ended March 31, 2012 and 2011. A loan becomes nonperforming and placed on nonaccrual status typically when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than when the loan becomes 90 days past due.

Troubled Debt Restructurings

That Became Nonperforming Within 12 Months of Restructuring

(Dollars in thousands)

	Quarters Ended March 31,
	2012		2011
	Number of Borrowers	Recorded Investment(1)	Number of Borrowers	Recorded Investment(1)
Commercial	—	$—	1	$155
Commercial real estate	1	97	1	344
Construction	—	—	1	960
Residential real estate	—	—	—	—

Total	1	$97	3	$1,459

(1)	Represents amounts as of the balance sheet date from the quarter the default was first reported.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 6 for a detailed discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans

(Amounts in thousands)

	For the Quarter Ended March 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$60,663	$94,905	$12,852	$6,376	$4,022	$12,776	$191,594
Loans charged-off	(9,549)	(25,280)	(1,245)	(1,084)	(483)	(2,085)	(39,726)
Recoveries on loans previously charged-off	1,679	1,882	41	11	26	702	4,341

Net charge-offs	(7,870)	(23,398)	(1,204)	(1,073)	(457)	(1,383)	(35,385)
Provision for loan losses	7,118	25,514	(8,468)	1,257	3,036	(822)	27,635

Balance at end of period	$59,911	$97,021	$3,180	$6,560	$6,601	$10,571	$183,844

Ending balance, individually evaluated for impairment (1)	$14,061	$39,271	$1,280	$1,160	$1,901	$7,276	$64,949
Ending balance, collectively evaluated for impairment	$45,850	$57,750	$1,900	$5,400	$4,700	$3,295	$118,895

Recorded Investment in Loans:
Ending balance, individually evaluated for impairment (1)	$122,855	$196,812	$2,781	$13,184	$12,002	$22,109	$369,743
Ending balance, collectively evaluated for impairment	5,378,432	2,675,046	125,056	295,696	163,970	214,310	8,852,510

Total recorded investment in loans	$5,501,287	$2,871,858	$127,837	$308,880	$175,972	$236,419	$9,222,253

(1)	Refer to Note 4 for additional information regarding impaired loans.

Additional detail on the allowance for loan losses and recorded investment in loans, by product segment, for the quarter ended March 31, 2011 is presented in the following table.

Allowance for Loan Losses and Recorded Investment in Loans

(Amounts in thousands)

	For the Quarter Ended March 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$70,115	$110,853	$19,778	$5,321	$5,764	$10,990	$222,821
Loans charged-off	(4,200)	(29,409)	(62)	(386)	(1,447)	(6,787)	(42,291)
Recoveries on loans previously charged-off	465	272	97	2	10	155	1,001

Net charge-offs	(3,735)	(29,137)	35	(384)	(1,437)	(6,632)	(41,290)
Provision for loan losses	(1,685)	32,470	4,285	1,036	506	94	36,706

Balance at end of period	$64,695	$114,186	$24,098	$5,973	$4,833	$4,452	$218,237

Ending balance, individually evaluated for impairment (1)	$14,445	$38,686	$11,198	$1,548	$1,408	$1,127	$68,412
Ending balance, collectively evaluated for impairment	$50,250	$75,500	$12,900	$4,425	$3,425	$3,325	$149,825

Recorded Investment in Loans:
Ending balance, individually evaluated for impairment (1)	$87,456	$264,379	$44,737	$17,665	$11,574	$32,016	$457,827
Ending balance, collectively evaluated for impairment	4,871,132	2,588,193	419,516	296,417	177,326	226,656	8,579,240

Total recorded investment in loans	$4,958,588	$2,852,572	$464,253	$314,082	$188,900	$258,672	$9,037,067

(1)	Refer to Note 4 for additional information regarding impaired loans.

Reserve for Unfunded Commitments (1)

(Amounts in thousands)

	Quarters Ended March 31,
	2012	2011
Balance at beginning of period	$7,277	$8,119
Provision for unfunded commitments	933	—

Balance at end of period	$8,210	$8,119

Unfunded commitments, excluding covered assets, at period end (1)	$4,461,994	$4,044,217

(1)	Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit.

Refer to Note 15 for additional details of commitments to extend credit, standby letters of credit and commercial letters of credit.

6. COVERED ASSETS

Covered assets represent acquired loans and foreclosed loan collateral covered under a loss sharing agreement with the FDIC and include an indemnification receivable representing the present value of the expected reimbursement from the FDIC related to expected losses on the acquired loans and foreclosed real estate under such agreement.

The carrying amount of covered assets is presented in the following table.

Covered Assets

(Amounts in thousands)

	March 31, 2012				December 31, 2011
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$9,623	$19,701	$—	$29,324	$10,489	$21,079	$—	$31,568
Commercial real estate loans	31,787	103,544	—	135,331	38,433	111,777	—	150,210
Residential mortgage loans	299	49,595	—	49,894	292	50,111	—	50,403
Consumer installment and other	293	5,060	319	5,672	281	5,518	324	6,123
Foreclosed real estate	—	—	26,384	26,384	—	—	30,342	30,342
Estimated loss reimbursement by the FDIC	—	—	29,929	29,929	—	—	38,161	38,161

Total covered assets	42,002	177,900	56,632	276,534	49,495	188,485	68,827	306,807
Allowance for covered loan losses	(12,871)	(13,452)	—	(26,323)	(14,727)	(11,212)	—	(25,939)

Net covered assets	$29,131	$164,448	$56,632	$250,211	$34,768	$177,273	$68,827	$280,868

Nonperforming covered loans (1)				$22,892				$19,894

(1)

Excludes purchased impaired loans which are accounted for on a pool basis based on common risk characteristics as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Because we are recognizing interest income on each pool of loans, all purchased impaired loans are considered to be performing.

At the date of purchase, all purchased loans and the related indemnification asset were recorded at fair value.

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

Allowance for Covered Loan Losses

(Amounts in thousands)

	Quarters Ended March 31,
	2012			2011
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
Balance at beginning of period	$14,727	$11,212	$25,939	$8,601	$6,733	$15,334
Loans charged-off	—	(2)	(2)	—	(1)	(1)
Recoveries on loans previously charged-off	46	14	60	2	43	45

Net recoveries	46	12	58	2	42	44
(Release) provision for covered loan losses (1)	(1,902)	2,228	326	3,087	1,273	4,360

Balance at end of period	$12,871	$13,452	$26,323	$11,690	$8,048	$19,738

(1)

Includes a provision for credit losses of $66,000 and $872,000 recorded in the Consolidated Statements of Income for the quarters ended March 31, 2012 and 2011, respectively, representing the Company’s 20% non-reimbursable portion under the loss share agreement.

Disposals (including sales) of loans or foreclosed property result in removal of the asset from the covered asset portfolio at its carrying amount.

Changes in the carrying amount and accretable yield for purchased impaired loans that evidenced deterioration at the acquisition date are set forth in the following table.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount

(Amounts in thousands)

	Quarters Ended March 31,
	2012		2011
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$5,595	$49,495	$13,253	$71,258
Payments received	—	(1,782)	—	(3,472)
Charge-offs/disposals(1)	(6,223)	(6,223)	(1,269)	(1,269)
Reclassifications from nonaccretable difference, net	4,783	—	5,404	—
Accretion	(512)	512	(1,460)	1,460

Balance at end of period	$3,643	$42,002	$15,928	$67,977

Contractual amount outstanding at period end		$65,766		$108,856

(1)	Includes transfers to covered foreclosed real estate.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment

(Amounts in thousands)

	March 31,	December 31,
	2012	2011
Banking	$81,755	$81,755
Trust and Investments	12,804	12,816

Total goodwill	$94,559	$94,571

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. Our annual goodwill test was performed as of October 31, 2011, and it was determined that no impairment existed as of that date.

There were no impairment charges for goodwill recorded in 2011. The Company is not aware of any events or circumstances that would result in goodwill impairment as of March 31, 2012.

Goodwill decreased by $12,000 during the first quarter of 2012 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar Investment Counsel, LLC (“Lodestar”), an investment management firm and wholly-owned subsidiary of the Company.

We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 years to 15 years. We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During first quarter 2012, there were no events or circumstances to indicate there may be impairment of intangible assets, and no impairment charges for other intangible assets were recorded in 2011.

Other Intangible Assets

(Amounts in thousands)

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Core deposit intangible	$18,093	$18,093	$5,651	$5,079	$12,442	$13,014
Client relationships	4,900	4,900	2,659	2,561	2,241	2,339

Total	$22,993	$22,993	$8,310	$7,640	$14,683	$15,353

Additional Information—Other Intangible Assets

March 31, 2012
Weighted average remaining life at period end (in years):
Core deposit intangible	5
Client relationships	7

Amortization expense for other intangible assets totaled $670,000 and $376,000 for the quarters ended March 31, 2012 and March 31, 2011, respectively.

Scheduled Amortization of Other Intangible Assets

(Amounts in thousands)

Total
Year ending December 31, 2012:
Remaining nine months	$2,003
2013	3,101
2014	3,190
2015	2,639
2016	2,345
2017 and thereafter	1,405

Total	$14,683

8. SHORT-TERM BORROWINGS

Summary of Short-Term Borrowings

(Dollars in thousands)

	March 31, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$355,000	0.16%	$156,000	0.33%

Other Information:
Unused overnight federal funds availability (1)	$300,000		$200,000
Borrowing capacity through the FRB’s discount window primary credit program (2)	$974,853		$1,074,687
Unused FHLB advances availability	$285,867		$261,490
Weighted average remaining maturity of FHLB advances at period end (in months)	0.6		1.8

(1)	Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability.
(2)	Includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

As a member of the FHLB Chicago, we have access to a borrowing capacity of $611.2 million at March 31, 2012, of which $285.9 million was available. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less and are secured by qualifying residential and multi-family mortgages and commercial real estate loans.

9. LONG-TERM DEBT

Long-Term Debt

(Dollars in thousands)

	March 31, 2012	December 31, 2011
Parent Company:
3.12% junior subordinated debentures due 2034 (1)(a)	$8,248	$8,248
2.18% junior subordinated debentures due 2035 (2)(a)	51,547	51,547
1.97% junior subordinated debentures due 2035 (3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068 (a)	143,760	143,760

Subtotal	244,793	244,793
Subsidiaries:
FHLB advances	15,000	15,000
3.97% subordinated debt facility due 2015 (4)(b)	120,000	120,000

Subtotal	135,000	135,000

Total long-term debt	$379,793	$379,793

Weighted average interest rate of FHLB long-term advances at period end	4.42%	4.42%
Weighted average remaining maturity of FHLB long-term advances at period end (in months).	46.2	49.2

(1)	Variable rate in effect at March 31, 2012, based on three-month LIBOR + 2.65%.
(2)	Variable rate in effect at March 31, 2012, based on three-month LIBOR + 1.71%.
(3)	Variable rate in effect at March 31, 2012, based on three-month LIBOR + 1.50%.
(4)	Variable rate in effect at March 31, 2012, based on three-month LIBOR + 3.50%.
(a)	Qualifies as Tier I capital for regulatory capital purposes; the capital qualification is grandfathered under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
(b)

Effective in the third quarter 2010, Tier II capital qualification was reduced by 20% of the total balance outstanding and annually thereafter will be reduced by an additional 20%. As of March 31, 2012 and December 31, 2011, 60% of the balance qualified as Tier II capital for regulatory capital purposes.

We have $244.8 million in junior subordinated debentures issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable preferred securities. Refer to Note 10 for further information on the nature and terms of these and previously issued debentures.

FHLB long-term advances, which have fixed interest rates, were secured by residential mortgage-backed securities.

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

Scheduled Maturities of Long-Term Debt

(Amounts in thousands)

Total
Year ending December 31,
2013	$5,000
2014	2,000
2015	123,000
2016	—
2017 and thereafter	249,793

Total	$379,793

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of March 31, 2012, we sponsored, and wholly owned, 100% of the common equity of four trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in junior subordinated debt securities of the Company (“Debentures”). The Debentures held by the trusts, which totaled $244.8 million, are the sole assets of each trust. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The guarantee covers the distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the trusts. We have the right to redeem the Debentures in whole or in part, on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. We may also have the right to redeem the Debentures at an earlier time, if future legislative or regulatory changes impact our capital treatment of the Trust Preferred Securities. We used the proceeds from the sales of the Debentures for general corporate purposes.

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

Common Securities, Preferred Securities, and Related Debentures

(Dollars in thousands)

	Issuance Date	Common Securities Issued	Trust Preferred Securities Issued (1)	Coupon Rate (2)	Earliest Redemption Date (on or after) (3)	Maturity	Principal Amount of Debentures (3)
							March 31, 2012	December 31, 2011
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	3.12%	Jun. 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	2.18%	Sep. 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.97%	Dec. 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun. 13, 2013	Jun. 2068	143,760	143,760

Total		$3,043	$241,750				$244,793	$244,793

(1)

The trust preferred securities accrue distributions at a rate equal to the interest rate and maturity identical to that of the related Debentures. The trust preferred securities will be redeemed upon maturity of the related Debentures.

(2)

Reflects the coupon rate in effect at March 31, 2012. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three-month LIBOR plus 2.65%. The coupon rates for the PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions for all of the Trusts are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding five years provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would be restricted. The Federal Reserve has the ability to prevent interest payments on the Debentures.

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

11. EQUITY

Comprehensive Income

Components of Accumulated Other Comprehensive Income

(Amounts in thousands)

	Quarters Ended March 31,
	2012			2011
	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Gain (Loss) on Effective Cash Flow Hedges	Total	Unrealized Gain (Loss) on Available-for- Sale Securities
Balance at beginning of period	$45,140	$1,557	$46,697	$20,078
Increase in unrealized gains (losses) on securities	275	—	275	(1,185)
Increase in unrealized gains on cash flow hedges	—	1,146	1,146	—
Deferred tax liability on increase in unrealized gains (losses)	(159)	(456)	(615)	467
Reclassification adjustment of net gains (losses) included in net income	(62)	(522)	(584)	(393)
Reclassification adjustment for tax expense on realized net gains (losses)	25	208	233	154

Balance at end of period	$45,219	$1,933	$47,152	$19,121

12. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share

(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2012	2011
Basic earnings per common share
Net income attributable to controlling interests	$14,255	$10,902
Preferred dividends and discount accretion of preferred stock	(3,436)	(3,415)

Net income available to common stockholders	10,819	7,487
Earnings allocated to participating stockholders(1)	(169)	(132)

Earnings allocated to common stockholders	$10,650	$7,355

Weighted-average common shares outstanding	70,780	70,347
Basic earnings per common share	$0.15	$0.10

Diluted earnings per common share
Earnings allocated to common stockholders (2)	$10,650	$7,356

Weighted-average common shares outstanding:
Weighted-average common shares outstanding	70,780	70,347
Dilutive effect of stock awards	152	49

Weighted-average diluted common shares outstanding	70,932	70,396

Diluted earnings per common share	$0.15	$0.10

Antidilutive shares not included in diluted earnings per common share computation(3):
Stock options	3,489	3,162
Unvested stock/unit awards	105	605
Warrant related to the U.S. Treasury Capital Purchase Program	645	645

Total antidilutive shares	4,239	4,412

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

(3)

For the quarters ended March 31, 2012 and 2011, represents potentially dilutive common stock securities for which the exercise price for the stock options and warrants and fair value of non-vested restricted stock/units was greater than the average market price of our common stock during the period.

13. INCOME TAXES

Income Tax Provision Analysis

(Dollars in thousands)

	Quarters Ended March 31,
	2012	2011
Income before income taxes	$23,950	$13,253

Income tax provision:
Current income tax provision	$1,247	$2,141
Deferred income tax provision	8,448	138

Total income tax provision	$9,695	$2,279

Effective tax rate	40.5%	17.2%

Deferred Tax Assets

Net deferred tax assets totaled $97.5 million at March 31, 2012 and $106.3 million at December 31, 2011. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

At March 31, 2012, we concluded that it was more likely than not the deferred tax assets will be realized and no valuation allowance was recorded. In making this determination, we relied primarily on the fact that we were not in a cumulative book loss position for financial statement purposes, measured on a trailing three-year basis. In addition, we considered our recent earnings history, on both a book and tax basis, and our outlook for earnings in future periods. Our expectation of pre-tax book earnings in future periods should give rise to taxable income levels (exclusive of reversing temporary differences) that more likely than not will be sufficient to absorb the deferred tax assets.

As of March 31, 2012 and December 31, 2011, there were $459,000 and $454,000 respectively, of unrecognized tax benefits relating to uncertain tax positions that would favorably affect the effective tax rate, if recognized in future periods.

14. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce interest rate risk, as it relates to mortgage loan commitments and planned sales, and foreign currency volatility. We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the above-mentioned end-user and client-related derivatives were designated as hedging instruments at March 31, 2012 and December 31, 2011.

We also use interest rate derivatives to hedge interest rate risk in our loan portfolio which is comprised primarily of floating rate loans. These derivatives are designated as cash flow hedges.

Derivatives expose us to counterparty credit risk. Credit risk is managed through our standard underwriting process. Actual exposures are monitored against various types of credit limits established to contain risk within parameters. Additionally, credit risk is managed through the use of collateral and netting agreements.

Composition of Derivative Instruments

and Fair Value

(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value	Notional(1)	Fair Value
Derivatives designated as hedging instruments(2):
Interest rate contracts	$275,000	$2,185	$200,000	$2,586	$25,000	$46	$—	$—

Derivatives not designated as hedging instruments:
Capital markets group derivatives(4):
Interest rate contracts	$3,146,830	$101,531	$2,985,774	$104,482	$3,146,830	$104,624	$2,985,774	$107,612
Foreign exchange contracts	120,920	4,139	101,401	5,203	120,920	3,329	101,401	4,517
Credit contracts(1)	30,400	10	43,218	12	123,480	31	94,921	32

Subtotal		105,680		109,697		107,984		112,161
Netting adjustments(3)		(7,875)		(8,021)		(7,875)		(8,021)

Total		$97,805		$101,676		$100,109		$104,140

Other derivatives(2):
Foreign exchange contracts	$—	$—	$8,217	$196	$2,589	$13	$3,883	$26

Mortgage banking derivatives		175		563		218		683

Subtotal		175		759		231		709

Total derivatives not designated as hedging instruments		$97,980		$102,435		$100,340		$104,849

Grand total derivatives		$100,165		$105,021		$100,386		$104,849

(1)	The remaining average notional amounts are shown for credit contracts.
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

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All requirements were met on March 31, 2012 and December 31, 2011.

Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features

(Amounts in thousands)

	March 31, 2012	December 31, 2011
Fair value of derivatives with credit contingency features in a net liability position	$56,529	$56,586
Collateral posted for those transactions in a net liability position	$57,323	$56,082
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$671	$321
Outstanding derivative instruments that would be immediately settled	$49,604	$48,677

Derivatives Designated in Hedge Relationships

Our objectives in using interest rate derivatives are to add stability to interest income and to manage our exposure to interest rate movements.

Cash flow hedges – Commencing in the third quarter of 2011, we entered into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loans to fixed rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the Consolidated Statements of Income. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of March 31, 2012, the maximum length of time over which forecasted interest cash flows are hedged is seven years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income

Related to Interest Rate Swaps Designated as Cash Flow Hedge

(Amounts in thousands)

Quarter Ended March 31,
2012
Unrealized gain at beginning of period	$2,586
Amount of gain recognized in AOCI	1,146
Amount reclassified from AOCI to interest income on loans	(522)

Unrealized gain at end of period	$3,210

As of March 31, 2012, $1.8 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2012.

Gain (Loss) Recorded in Consolidated Statements of Income

and Accumulated Other Comprehensive Income Related to

Interest Rate Swaps Designated as Cash Flow Hedge

(Amounts in thousands)

Quarter Ended March 31
2012
Amount of gain, net of tax, recognized in AOCI (effective portion)	$690
Amount of gain, pre-tax, reclassified from AOCI to interest income on loans	522

During the first quarter 2012, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. We are required to reclassify such gains or losses related to ineffectiveness in circumstances where the original forecasted transaction was no longer probable of occurring.

Derivatives Not Designated in Hedge Relationships

End-User Derivatives – We enter into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans when customer interest rate lock commitments are entered into to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At March 31, 2012, we had approximately $118.5 million of interest rate lock commitments and $143.2 million of forward commitments for the future delivery of residential mortgage loans with rate locks at rates consistent with the lock commitment.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than U.S. dollars. Currently our exposure is to the Euro and British pound on $2.6 million of loans and we manage this risk by using currency forward derivatives.

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

The maximum potential amount of future undiscounted payments that we could be required to make under our written RPAs assumes that the underlying derivative counterparty defaults and that the floating interest rate index of the underlying derivative remains at zero percent. In the event that we would have to pay out any amounts under our RPAs, we will seek to recover these amounts from assets that our clients pledged as collateral for the derivative and the related loan.

Risk Participation Agreements

(Dollars in thousands)

	March 31, 2012	December 31, 2011
Fair value of written RPAs	$(31)	$(32)
Range of remaining terms to maturity (in years)	Less than 1 to 5	Less than 1 to 4
Range of assigned internal risk ratings	2 to 4	3 to 4
Maximum potential amount of future undiscounted payments	$4,377	$3,075
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	50%	55%

Gain (Loss) Recognized on Derivative Instruments

Not Designated in Hedging Relationship

(Amounts in thousands)

	Quarters Ended March 31,
	2012	2011
Gain on derivatives recognized in capital markets products income:
Interest rate contracts	$5,522	$3,456
Foreign exchange contracts	1,692	1,000
Credit contracts	135	33

Total capital markets group derivatives	7,349	4,489

Gain (loss) on other derivatives recognized in deposit service charges and fees and other income:
Foreign exchange derivatives	(182)	(138)
Mortgage banking derivatives	77	68

Total other derivatives	(105)	(70)

Total derivatives	$7,244	$4,419

15. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

Credit Extension Commitments and Guarantees

In the normal course of business, we enter into a variety of financial instruments with off-balance sheet risk to meet the financing needs of our clients and to conduct lending activities. These instruments principally include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts reflected in the Consolidated Statements of Financial Condition.

Contractual or Notional Amounts of Financial Instruments

(Amounts in thousands)

	March 31, 2012	December 31, 2011
Commitments to extend credit:
Home equity lines	$155,695	$159,072
Residential 1-4 family construction - secured	31,569	34,167
Commercial real estate - secured	618,852	539,667
Commercial and industrial	3,184,890	3,197,347
All other commitments	175,511	176,916

Total commitments to extend credit	$4,166,517	$4,107,169

Letters of credit:
Financial standby	$294,469	$341,502
Performance standby	25,784	26,212
Commercial letters of credit	3,347	2,127

Total letters of credit	$323,600	$369,841

Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash-flow requirements. As of March 31, 2012, we had a reserve for unfunded commitments of $8.2 million, which reflects our estimate of inherent losses associated with these commitment obligations. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third-party. Standby letters of credit include performance and financial guarantees for clients in connection with contracts between our clients and third parties. Standby letters of credit are agreements where we are obligated to make payment to a third-party on behalf of a client in the event the client fails to meet their contractual obligations. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the client and third-party.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $1.3 million as of March 31, 2012. We amortize these amounts into income over the commitment period. As of March 31, 2012, standby letters of credit had a remaining weighted-average term of approximately 15 months, with remaining actual lives ranging from less than 1 year to 19 years.

Credit Card Settlement Guarantees

Our third-party corporate credit card vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party vendor to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee is $3.4 million at March 31, 2012.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of March 31, 2012, we have not recorded any contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any payments under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. We recorded no losses for the quarter ended March 31, 2012 arising from limited recourse provisions. The losses for the quarter ended March 31, 2011 arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future payments relating to mortgage loans sold in prior periods.

Legal Proceedings

As of March 31, 2012, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Mortgage Loans Held for Sale – Mortgage loans held for sale represent mortgage loan originations intended to be sold in the secondary market. We have elected the fair value option for mortgage loans originated with the intention of selling to a third party bank. The election of the fair value option aligns the accounting for these loans with the related mortgage banking derivatives used to economically hedge them. These mortgage loans are measured at fair value as of each reporting date, with changes in fair value recognized through mortgage banking non-interest income. The fair value of mortgage loans held for sale is determined based on prices obtained for loans with similar characteristics from third party sources. On a quarterly basis, the Company validates the overall reasonableness of the fair values obtained from third party sources by comparing prices obtained to prices received from various other pricing sources, and reviewing the reasonableness of prices based on Company knowledge of market liquidity and other market-related conditions. Mortgage loans held for sale are classified in level 2 of the valuation hierarchy.

Collateral-Dependent Impaired Loans – We do not record loans held for investment at fair value on a recurring basis. However, periodically, we record nonrecurring adjustments to reduce the carrying value of certain impaired loans based on fair value measurement. This population of impaired loans includes those for which repayment of the loan is expected to be provided solely by the underlying collateral. We measure the fair value of collateral-dependent impaired loans based on the fair value of the collateral securing these loans. Substantially all collateral-dependent impaired loans are secured by real estate with the fair value generally determined based upon appraisals performed by a certified or licensed appraiser using a combination of valuation techniques such as sales comparison, income capitalization and cost approach and include inputs such as absorption rates, capitalization rates and comparables. We also consider other factors or recent developments that could result in adjustments to the collateral value estimates indicated in the appraisals. Accordingly, fair value estimates for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy. The carrying value of all impaired loans and the related specific reserves are disclosed in Note 4.

When collateral-dependent loans are determined to be impaired, updated appraisals for loans in excess of $500,000 are typically obtained every twelve months and evaluated internally by our appraisal department at least every six months. In addition, both borrower and market-specific factors are taken into consideration, which may result in obtaining more frequent appraisal updates or internal assessments. Appraisals are conducted by third-party independent appraisers under internal direction and engagement. Any appraisal with a value in excess of $250,000 but less than $500,000 will be reviewed upon request only. Appraisals received with a value in excess of $1.0 million require a technical review. Appraisals are either reviewed internally by our appraisal department or sent to an outside firm if appropriate. Both levels of review involve a scope appropriate for the complexity and risk associated with the loan and its collateral. As part of our internal review process, we consider other factors or recent developments that could adjust the valuations indicated in the appraisals or internal reviews. To validate the reasonableness of the appraisals obtained, the Company compares the appraised value to the actual sales price of certain properties sold and analyzes the reasons why a property may be sold for less than its appraised value.

Covered Asset OREO and OREO – Covered asset OREO and OREO generated from our originated book of business are valued on a nonrecurring basis using third-party appraisals of each property and our judgment of other relevant market conditions and are classified in level 3 of the valuation hierarchy. Updated appraisals on both OREO portfolios are typically obtained every twelve months and evaluated internally at least every six months. In addition, both property-specific and market-specific factors are taken into consideration, which may result in obtaining more frequent appraisal updates or internal assessments. Appraisals are conducted by third-party independent appraisers under internal direction and engagement using a combination of valuation techniques such as sales comparison, income capitalization and cost approach and include inputs such as absorption rates, capitalization rates and comparables. Any appraisal with a value in excess of $250,000 is subject to a compliance review. Appraisals received with a value in excess of $1.0 million are subject to a technical review. Appraisals are either reviewed internally by our appraisal department or sent to an outside technical firm if appropriate. Both levels of review involve a scope appropriate for the complexity and risk associated with the OREO. As part of our internal review process, we consider other factors or recent developments that could adjust the valuations indicated in the appraisals or internal reviews. To validate the reasonableness of the appraisals obtained, the Company compares the appraised value to the actual sales price of properties sold and analyzes the reasons why a property may be sold for less than its appraised value.

Capital Market Derivative Assets and Derivative Liabilities – Client-related derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. For derivative counterparties with which we have a master netting agreement, we elect to measure nonperformance risk on the basis of our net exposure to the counterparty. The fair value of client-related derivative assets and liabilities is determined based on prices obtained from third party advisors using standardized industry models. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of client-related derivative assets and liabilities are primarily based on observable inputs and are generally classified in level 2 of the valuation hierarchy. Level 3 derivatives include risk participation agreements and derivatives associated with clients whose loans are risk rated 6 or higher (“watch list derivative”). Refer to “Credit Quality Indicators” in Note 4 for further discussion on risk ratings. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third party advisors, including evaluating inputs and methodologies used by the third party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company’s knowledge of market liquidity and other market-related conditions. While we may challenge prices obtained from third party advisors based on our validation procedures, we have not altered the fair values ultimately provided by the third party advisors.

The Company uses level 3 valuation inputs for its risk participation agreements and watch list derivatives. For these derivatives, the Company obtains prices from third party advisors, consistent with the valuation processes employed for the Company’s derivatives classified in level 2 of the fair value hierarchy, and then applies loss factors to adjust the prices obtained from third party advisors. The significant unobservable inputs that are employed in the valuation process for the risk participation agreements and watch list derivatives that cause these derivatives to be classified in level 3 of the fair value hierarchy are the historic loss factors specific to the particular industry segment and risk rating category. The loss factors are updated quarterly and are derived and aligned with the loss factors utilized in the calculation of the Company’s general reserve component of the allowance for loan losses. Changes in the fair value measurement of risk participation agreements and watch list derivatives are largely due to changes in the fair value of the derivative and to changes in the pertinent historic average loss rate.

Other Assets and Other Liabilities – Included in other assets and other liabilities are cash flow hedges designated in a hedging relationship and other end-user derivative instruments that we use to manage our foreign exchange and interest rate risk. Those derivative instruments with a positive fair value are reported as assets and those with a negative fair value are reported as liabilities. For derivative counterparties with which we have a master netting agreement, we elect to measure nonperformance risk on the basis of our net exposure to the counterparty. The fair value is determined based on prices obtained from third party advisors. These derivative assets and liabilities are classified in level 2 of the valuation hierarchy. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third party advisors, including evaluating inputs and methodologies used by the third party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on Company knowledge of market liquidity and other market-related conditions. While we may challenge prices obtained from third party advisors based on our validation procedures, we have not altered the fair values ultimately provided by the third party advisors.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at March 31, 2012 and December 31, 2011 on a recurring basis.

Fair Value Measurements on a Recurring Basis

(Amounts in thousands)

	March 31, 2012				December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)	Total
Assets:
Securities available-for-sale
U.S. Treasury	$87,942	$—	$—	$87,942	$61,521	$—	$—	$61,521
U.S. Agencies	—	—	—	—	—	10,034	—	10,034
Collateralized mortgage obligations	—	329,559	—	329,559	—	356,000	—	356,000
Residential mortgage- backed securities	—	1,112,722	—	1,112,722	—	1,189,213	—	1,189,213
State and municipal	—	174,926	—	174,926	—	166,197	—	166,197
Foreign sovereign debt	—	500	—	500	—	500	—	500

Total securities available-for-sale	87,942	1,617,707	—	1,705,649	61,521	1,721,944	—	1,783,465
Mortgage loans held for sale	—	24,745	—	24,745	—	32,049	—	32,049
Capital market derivative assets(1)	—	96,762	1,043	97,805	—	100,849	827	101,676
Other assets(2)	—	175	—	175	—	759	—	759

Total assets	$87,942	$1,739,389	$1,043	$1,828,374	$61,521	$1,855,601	$827	$1,917,949

Liabilities:
Capital market derivative liabilities(1)	$—	$100,078	$31	$100,109	$—	$104,108	$32	$104,140
Other liabilities(2)	—	231	—	231	—	709	—	709

Total liabilities	$—	$100,309	$31	$100,340	$—	$104,817	$32	$104,849

(1)	Capital market derivative assets and derivative liabilities include client-related derivatives.
(2)

Other assets and other liabilities include derivatives designated in hedging relationships, derivatives for commitments to fund certain mortgage loans held for sale and end-user foreign exchange derivatives.

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2011 and March 31, 2012.

There have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2011 to March 31, 2012.

Reconciliation of Beginning and Ending Fair Value for Those

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(Amounts in thousands)

	Quarters Ended March 31,
	2012		2011
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$827	$(32)	$4,654	$(9)
Total gains (losses):
Included in earnings (1)	51	137	(276)	29
Purchases, issuances, sales and settlements:
Issuances	—		21	(30)
Settlements	(250)	(136)	(1,354)	—
Level 3 transfers in (out), net	415	—	190	—

Balance at end of period	$1,043	$(31)	$3,235	$(10)

Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$53	$138	$68	$(29)

(1)	Amounts disclosed in this line are included in capital markets products income in the Consolidated Statements of Income.

During the quarters ended March 31, 2012 and 2011, respectively, $523,000 and $500,000 of derivative assets were transferred from level 2 to level 3 of the valuation hierarchy due to a lack of observable market data, as there was deterioration in the credit risk of the derivative counterparty. Also, during the quarters ended March 31, 2012 and 2011, respectively, $108,000 and $310,000 of derivative assets were transferred from level 3 to level 2 of the valuation hierarchy due to an improvement in the credit risk of the counterparty. We recognize transfers in and transfers out at the end of each quarterly reporting period.

Financial Instruments Recorded Using the Fair Value Option

Difference Between Aggregate Fair Value and Aggregate Remaining Principal Balance

for Mortgage Loans Held For Sale Elected to be Carried at Fair Value (1)

(Amounts in thousands)

	March 31, 2012	December 31, 2011
Aggregate fair value	$24,745	$32,049
Difference	(43)	(120)

Aggregate unpaid principal balance	$24,702	$31,929

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of March 31, 2012 and December 31, 2011, none of the mortgage loans held for sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the quarters ended March 31, 2012 were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment. The following table presents the fair value of those assets that were subject to fair value adjustments during the first three months of 2012 and 2011, and still held at March 31, 2012 and 2011, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis

(Amounts in thousands)

	Fair Value		Losses
	March 31,		For the Quarters Ended March 31,
Financial Asset	2012	2011	2012	2011
Collateral-dependent impaired loans (1)	$100,273	$183,461	$19,215	$20,002
Covered assets—OREO (2) (3)	6,313	2,966	497	197
OREO (2)	24,986	16,032	4,522	4,762

Total	$131,572	$202,459	$24,234	$24,961

(1)

Represents fair value of loans for which adjustments are based on the appraised value of the collateral and had a write-down in fair value or whose specific reserve changed during the respective period. These fair value adjustments are recognized as part of the provision for loan losses charged to earnings.

(2)

Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Write-downs are recognized as a component of net foreclosed real estate expense in the Consolidated Statements of Income.

(3)	The write-down loss on covered asset OREO represents the 20% portion of the write-down not reimbursed by the FDIC.

There have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2011 to March 31, 2012.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements

(Dollars in thousands)

Financial Instrument	Fair Value of Assets/ (Liabilities) at March 31, 2012		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$1,106		Discounted cash flow	Loss factors	3.4 - 16.9%	6.0%
Risk participation agreements	(517	)(1)	Discounted cash flow	Loss factors	0.0 - 1.5%	0.5%
Collateral-dependent impaired loans	100,273		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	1.0 - 35.0%	5.0	%(2)
OREO	$24,986		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	3.0 - 44.0%	9.0	%(2)

(1)	Represents fair value of underlying swap.
(2)	Weighted average is calculated based on assets with a property specific adjustment.

The significant unobservable inputs used in the fair value measurement of the reporting entity’s risk participation agreements and watch list derivatives are the historic loss factors. A significant increase (decrease) in the pertinent loss factor would result in a significantly lower (higher) fair value measurement.

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

In addition to the valuation methodology explained above for financial instruments recorded at fair value, the following methods and assumptions were used in estimating the fair value of financial instruments that are carried at cost in the Consolidated Statements of Financial Condition and includes the general classification of the assets and liabilities pursuant to the valuation hierarchy.

Short-term financial assets and liabilities – For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks (level 1), federal funds sold and other short-term investments (level 2), accrued interest receivable (level 3), and accrued interest payable (level 3). Accrued interest receivable and accrued interest payable are classified consistent with the hierarchy of their corresponding assets and liabilities.

Securities Held-to-Maturity – The fair value of securities held-to-maturity is based on quoted market prices or dealer quotes (level 2). If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Non-marketable equity investments – Non-marketable equity investments include FHLB stock (level 2) and other various non-marketable equity securities (level 3). The carrying value of FHLB stock approximates fair value as the stock is non-marketable, but can only be sold to the FHLB or another member institution at par. The carrying value of all other non-marketable equity investments approximates fair value.

Loans – The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan (level 3). The estimate of maturity is based on contractual terms and includes assumptions that reflect our and the industry’s historical experience with repayments for each loan classification. The estimation is modified, as required, by the effect of current economic and lending conditions, collateral, and other factors.

Covered assets – Covered assets include the acquired loans and foreclosed loan collateral (including the fair value of expected reimbursements from the FDIC). The fair value of covered assets is calculated by discounting expected cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the asset (level 3). The estimate of maturity is based on contractual terms and includes assumptions that reflect our and the industry’s historical experience with repayments for each asset classification. The estimate is modified, as required, by the effect of current economic and lending conditions, collateral, and other factors.

Investment in BOLI – The fair value of our investment in bank owned life insurance is equal to its cash surrender value (level 3).

Deposit liabilities – The fair values disclosed for noninterest-bearing deposits, savings deposits, interest-bearing demand deposits, and money market deposits is approximated by the amount payable on demand at the reporting date (i.e., their carrying amounts) (level 2). The fair values for certificate of deposits and brokered deposits were estimated using present value techniques by discounting the future cash flows at rates based on internal models and broker quotes (level 3).

Short-term borrowings – The fair value of repurchase agreements and FHLB advances with remaining maturities of one year or less is estimated by discounting the obligations using the rates currently offered for repurchase agreements or borrowings of similar remaining maturities (level 2). The carrying amounts of funds purchased and other borrowed funds approximate their fair value due to their short-term nature (level 2).

Long-term debt – The fair value of subordinated debt (level 3), FHLB advances with remaining maturities greater than one year (level 2), and the junior subordinated debentures (fixed rate is level 2; variable rate is level 3) are estimated by discounting future cash flows. For level 2 instruments, the Company discounts cash flows using quoted interest rates for similar financial instruments. For level 3 instruments, the Company interpolates a discount rate it believes is appropriate based on quoted interest rates and entity specific adjustments.

Commitments – Given the limited interest rate exposure posed by the commitments outstanding at period end due to their variable rate structure, termination clauses provided in the agreements, and the market rate of fees charged, we have deemed the fair value of commitments outstanding to be immaterial.

Financial Instruments

(Amounts in thousands)

	As of
	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$166,062	$166,062	$156,131	$156,131
Federal funds sold and other short-term investments	193,571	193,571	205,610	205,610
Loans held for sale	29,185	29,185	32,049	32,049
Securities available-for-sale	1,705,649	1,705,649	1,783,465	1,783,465
Securities held-to-maturity	598,066	602,355	490,143	493,230
Non-marketable equity investments	43,882	43,882	43,604	43,604
Loans, net of allowance for loan losses and unearned fees	9,038,409	8,851,486	8,816,967	8,465,358
Covered assets, net of allowance for covered loan losses	250,211	277,153	280,868	306,976
Accrued interest receivable	36,033	36,033	35,732	35,732
Investment in BOLI	51,356	51,356	50,966	50,966
Capital markets derivative assets	97,805	97,805	101,676	101,676
Financial Liabilities:
Deposits	$10,422,712	$10,435,101	$10,392,854	$10,405,158
Short-term borrowings	355,000	355,020	156,000	156,047
Long-term debt	379,793	358,869	379,793	343,121
Accrued interest payable	5,425	5,425	5,567	5,567
Capital markets derivative liabilities	100,109	100,109	104,140	104,140

17. OPERATING SEGMENTS

We have three primary operating segments: Banking, Trust and Investments and the Holding Company. With respect to the Banking and Trust and Investments’ segments, each is delineated by the products and services that each segment offers. The Banking operating segment is comprised of commercial and personal banking services, including mortgage originations. Commercial banking services are primarily provided to corporations and other business clients and include a wide array of lending and cash management products. Personal banking services offered to individuals, professionals, and entrepreneurs include direct lending and depository services. The Trust and Investments segment includes certain activities of our PrivateWealth group, including investment management, investment advisory, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. The activities of the third operating segment, the Holding Company, include the direct and indirect ownership of our banking subsidiary, the issuance of debt and intersegment eliminations.

The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements of our 2011 Annual Report on Form 10-K. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated from consolidated results of operations. Financial results for each segment are presented below. For segment reporting purposes, the statement of financial condition of Trust and Investments is included with the Banking segment.

Operating Segments Performance

(Amounts in thousands)

	Quarters Ended March 31,
	Banking		Trust and Investments		Holding Company and Other Adjustments		Consolidated
	2012	2011	2012	2011	2012	2011	2012	2011
Net interest income (loss)	$108,563	$106,677	$695	$602	$(4,882)	$(4,726)	$104,376	$102,553
Provision for loan and covered loan losses	27,701	37,578	—	—	—	—	27,701	37,578
Non-interest income	23,255	18,679	4,219	4,959	30	(11)	27,504	23,627
Non-interest expense	68,968	64,459	4,686	5,035	6,575	5,855	80,229	75,349

Income (loss) before taxes	35,149	23,319	228	526	(11,427)	(10,592)	23,950	13,253
Income tax provision (benefit)	13,680	6,156	91	210	(4,076)	(4,087)	9,695	2,279

Net income (loss)	21,469	17,163	137	316	(7,351)	(6,505)	14,255	10,974
Noncontrolling interest expense (1)	—	—	—	72	—	—	—	72

Net income (loss) attributable to controlling interests	$21,469	$17,163	$137	$244	$(7,351)	$(6,505)	$14,255	$10,902

Selected Balances	Banking			Holding Company and Other Adjustments (2)		Consolidated
	3/31/12		12/31/11	3/31/12	12/31/11	3/31/12	12/31/11
Assets	$	11,208,193	$11,034,516	$1,414,971	$1,382,354	$12,623,164	$12,416,870
Total loans		9,222,253	9,008,561	—	—	9,222,253	9,008,561
Deposits		10,569,350	10,542,517	(146,638)	(149,663)	10,422,712	10,392,854

(1)	During the fourth quarter 2011, the Company acquired all the noncontrolling interests of our Lodestar subsidiary.
(2)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

18. VARIABLE INTEREST ENTITIES

At March 31, 2012 and December 31, 2011, the Company had no variable interest entity (“VIE”) consolidated in its financial statements.

Nonconsolidated VIEs

Trust preferred capital securities issuances – As discussed in Note 10, we sponsor and wholly own 100% of the common equity of four trusts that were formed for the purpose of issuing trust preferred securities to third-party investors and investing the proceeds from the sale of the trust preferred securities solely in debentures issued by the Company. The trusts’ only assets as of March 31, 2012 were the $244.8 million principal balance of the debentures and the related interest receivable. The Company is not the primary beneficiary of the trusts and accordingly, the trusts are not consolidated in our financial statements.

Community reinvestment investments – We hold certain investments in funds that make investments to further our community reinvestment initiatives. Such investments have a carrying amount of $2.9 million at March 31, 2012 and are included within non-marketable equity investments in our Consolidated Statements of Financial Condition. Certain of these investments meet the definition of a VIE, but the Company is not the primary beneficiary as we are a limited investor in those investment funds and do not have the power to direct their investment activities. Accordingly, we will continue to account for our interests in these investments using the cost or equity method. Our maximum exposure to loss is limited to the carrying amount plus additional required future capital contributions of $1.4 million as of March 31, 2012.

Troubled debt restructured loans (excluding personal and non-for-profit loans) – For certain troubled commercial loans, we restructure the terms of the borrower’s debt in an effort to increase the probability of collecting of amounts contractually due. Following a troubled debt restructuring, the borrower entity typically meets the definition of a VIE as the initial determination of whether an entity is a VIE must be reconsidered and economic events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As we do not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, we are not considered the primary beneficiary even in situations where, based on the size of the financing provided, we are exposed to potentially significant benefits and losses of the borrowing entity. We have no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt. Our interests in the troubled commercial borrowers include outstanding loans of $170.2 million and derivative assets of $109,000 at March 31, 2012. Our maximum exposure to loss is limited to these interests plus any additional future capital commitments of which $23.2 million remains available at March 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”), is a Delaware corporation and bank holding company headquartered in Chicago, Illinois. Through our wholly-owned bank subsidiary, The PrivateBank and Trust Company (the “Bank” or the “PrivateBank”), we provide customized business and personal financial services to middle-market companies and business owners, executives, entrepreneurs and families in all the markets and communities we serve. We operate in seven geographic markets in the Midwest, as well as Denver and Atlanta with a majority of our business conducted in the greater Chicago market.

We deliver a full spectrum of commercial and personal banking products and services to our clients through our commercial banking, community banking and private wealth businesses. We offer clients a full range of lending, treasury management, and investment and capital markets products to meet their commercial needs and residential mortgage banking, private banking, trust and investment services to meet their personal needs.

Management’s discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a fully-diluted basis.

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include, but are not limited to: unforeseen credit quality problems or further deterioration in problem assets that could result in charge-offs greater than we have anticipated in our allowance for loan losses; adverse developments impacting one or more large credits; the extent of further deterioration in real estate values in our market areas, particularly in the Chicago area; difficulties in resolving problem credits or slower than anticipated dispositions of other real estate owned which may result in increased losses or higher credit-related operating costs; continued uncertainty regarding U.S. and global economic recovery and economic outlook, and ongoing volatility in market conditions, that may impact credit quality or prolong weakness in demand for loans or other banking products and services; unanticipated withdrawals of significant client deposits; lack of sufficient or cost-effective sources of liquidity or funding; the terms and availability of capital when and to the extent necessary or required to repay TARP preferred stock or otherwise; loss of key personnel or an inability to recruit and retain appropriate talent; unanticipated changes in interest rates or significant tightening of credit spreads; competitive pricing pressures; uncertainty regarding implications of the Dodd-Frank Act, including evolving regulatory capital standards, and the rules and regulations to be adopted in connection with implementation of the legislation that may negatively affect our revenues or profitability; other legislative, regulatory or accounting changes affecting financial services companies and/or the products and services offered by financial services companies; or failures or disruptions to our data processing or other information or operational systems.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors including those set forth in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2011, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Form 10-Q as well as those set forth in our subsequent periodic and current reports filed with the SEC. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any of these statements in public filings in light of future events unless required under the federal securities laws.

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

Our most significant accounting policies are presented in Note 1, “Summary of Significant Accounting Policies,” to the Notes to Consolidated Financial Statements of our 2011 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, income taxes and fair value measurement are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. The allowance consists of reserves for probable losses that have been identified relating to specific borrowing relationships that are individually evaluated for impairment (“the specific component”), as well as probable losses inherent in our loan portfolio that are not specifically identified (“the general allocated component”), which is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio as well as management’s judgment.

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

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than a year old, a new appraisal is obtained on the underlying collateral. The Company generally obtains “as is” appraisal values for use in the evaluation of collateral dependent impaired loans. Appraisals for loans in excess of $500,000 are updated with a new independent appraisal at least annually and are formally reviewed by our internal appraisal department upon receipt of a new appraisal as well as at the six-month interval between the independent appraisals. If during the course of the six-month review period there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either internally adjusted downward per procedure or a new appraisal is required to support the value of the impaired loan. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at March 31, 2012.

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

Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, risk ratings, product type, and vintage, as well as consideration of current economic trends and portfolio attributes, all of which may be susceptible to significant change. For instance, loss rates in our allowance methodology typically reflect the Company’s more recent loss experience, by product, on a trailing twelve or eighteen month basis. These loss rates consider both cumulative charge offs to date and other real estate owned value adjustments in the individual product categories which comprise our allowance. Default estimates use a multi-year cumulative calculation of defaults by product. In addition, we compare current model-derived and historically established reserve levels to recent charge-off trends and history in considering the appropriate final level of reserve at each product level.

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

Goodwill is allocated to reporting units at acquisition. Subsequently, goodwill is not amortized but, instead, is tested at the reporting unit level at least annually for impairment or more often if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that we conclude that all or a portion of our goodwill may be impaired, a noncash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible or regulatory capital. The Company is not aware of any events or circumstances that would indicate impairment of goodwill at March 31, 2012.

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

Under new accounting guidance effective January 1, 2012, the Company has the option to perform a qualitative assessment for each reporting unit to determine of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before applying the existing two-step goodwill impairment test. If the Company concludes that this is the case, the Company would proceed with the existing two-step test, as described above. Otherwise, the Company would be able to bypass the two-step test and conclude that goodwill is not impaired from a qualitative perspective.

Goodwill impairment testing is considered a “critical accounting estimate” as estimates and assumptions are made about future performance and cash flows, as well as other prevailing market factors. For our annual impairment testing, we engage an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its impairment assessment. In connection with obtaining an independent third-party valuation, management provides certain information and assumptions that are utilized in the DCF and implied fair value calculations. Assumptions critical to the process include: forecasted earnings, which are developed for each segment by considering several key business drivers such as historical performance, forward interest rates (using forward interest rate curves to forecast future expected interest rates), anticipated loan and deposit growth, and industry and economic trends; discount rates; and credit quality assessments, among other considerations. We provide the best information available at the time to be used in these estimates and calculations.

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the first quarter of 2012, there were no events or circumstances to indicate that there may be impairment of intangible assets. All of the other intangible assets have finite lives which are amortized over varying periods not exceeding 15 years and include core deposit premiums, client relationship, and assembled workforce intangibles, which are amortized on a straight line basis.

Income Taxes

The determination of income tax expense or benefit, and the amounts of current and deferred income tax assets and liabilities are based on complex analyses of many factors, including interpretations of federal and state income tax laws, current financial accounting standards, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), assessments of the likelihood that the reversals of deferred deductible temporary differences will yield tax benefits, and estimates of reserves required for tax uncertainties. In addition, for interim reporting purposes, management generally determines its income tax provision, exclusive of any discrete items, based on its current best estimate of pre-tax income, permanent differences and the resulting effective tax rate expected for the full year.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of “more likely” than not. In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at March 31, 2012. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of March 31, 2012, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At March 31, 2012, we had $459,000 of tax reserves established relating to uncertain tax positions that would favorably affect the Company’s effective tax rate if recognized in future periods.

For additional discussion of income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes,” Note 13 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q, and Notes 1 and 15 of “Notes to Consolidated Financial Statements” in our 2011 Annual Report on Form 10-K.

Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value at each reporting date, including securities available-for-sale, derivatives, and certain loans held for sale. Additionally, other assets are periodically evaluated for impairment using fair value estimates, including goodwill and other intangible assets, assets acquired in business combinations at the time of combination, impaired loans, and OREO.

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

Additional information regarding fair value measurements is included in Note 16 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

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

Table 1

Consolidated Financial Highlights

(Dollars in thousands, except per share data)

	As of and for the Quarters Ended
	2012	2011
	March 31	December 31	September 30	June 30	March 31
Selected Operating Statistics
Net income	$14,255	$11,066	$13,482	$9,018	$10,974
Net income available to common stockholders	10,819	7,629	10,023	5,541	7,487
Effective tax rate	40.5%	46.1%	36.0%	41.2%	17.2%
Net interest income	104,376	102,982	101,089	100,503	102,553
Fee revenue (1)	27,399	25,029	23,265	20,922	23,260
Net revenue (2)	132,560	129,046	129,404	122,811	126,970
Operating profit (2)	52,331	52,816	54,370	47,147	51,621
Provision for loan losses (3)	27,635	29,783	32,341	31,725	36,706
Per Common Share Data
Basic earnings per share	$0.15	$0.11	$0.14	$0.08	$0.10
Diluted earnings per share	$0.15	$0.11	$0.14	$0.08	$0.10
Tangible book value at period end (2)(4)	$13.29	$13.19	$13.04	$12.68	$12.43
Dividend payout ratio	6.67%	9.09%	7.14%	12.50%	10.00%
Performance Ratios
Return on average common equity	4.05%	2.86%	3.80%	2.18%	3.03%
Return on average assets	0.46%	0.36%	0.44%	0.29%	0.35%
Net interest margin (2)	3.53%	3.48%	3.49%	3.36%	3.46%
Efficiency ratio (2)(5)	60.52%	59.07%	57.98%	61.61%	59.34%
Credit Quality(3)
Nonperforming loans at period end	$233,222	$259,852	$304,747	$330,448	$356,932
OREO at period end	123,498	125,729	116,364	123,997	93,770

Total nonperforming assets at period end	$356,720	$385,581	$421,111	$454,445	$450,702

Restructured loans accruing interest	$136,521	$100,909	$106,330	$124,614	$100,895
Special mention loans (6)	$143,790	$204,965	$218,561	$227,413	$275,519
Potential problem loans (6)	$184,029	$177,095	$277,125	$392,019	$518,144
Net charge-offs	$35,385	$38,230	$38,586	$43,676	$41,290
Total nonperforming loans to total loans	2.53%	2.88%	3.51%	3.81%	3.95%
Total nonperforming assets to total assets	2.83%	3.11%	3.50%	3.75%	3.61%
Allowance for loan losses to total loans	1.99%	2.13%	2.31%	2.38%	2.41%
Balance Sheet Highlights
Total assets	$12,623,164	$12,416,870	$12,019,861	$12,115,377	$12,497,442
Average earning assets (for the quarter)	11,796,499	11,696,741	11,446,323	11,916,038	11,930,751
Loans (3)	9,222,253	9,008,561	8,674,955	8,672,642	9,037,067
Allowance for loan losses (3)	(183,844)	(191,594)	(200,041)	(206,286)	(218,237)
Deposits	10,422,712	10,392,854	10,108,663	10,234,268	10,625,976
Client deposits (7)	10,156,689	10,372,355	10,047,998	9,847,940	10,047,456

	As of
	2012	2011
	March 31	December 31	September 30	June 30	March 31
Capital Ratios
Total risk-based capital (2)	14.20%	14.28%	14.82%	15.12%	14.55%
Tier 1 risk-based capital (2)	12.31%	12.38%	12.89%	12.95%	12.41%
Tier 1 leverage ratio (2)	11.35%	11.33%	11.48%	11.00%	10.91%
Tier 1 common capital (2)	8.04%	8.04%	8.34%	8.34%	7.97%
Tangible common equity to tangible assets (2)(8)	7.69%	7.69%	7.86%	7.58%	7.17%

(1)	Computed as total non-interest income less net securities gains (losses).
(2)	This is a non-U.S. GAAP financial measure. Refer to Table 31 for a reconciliation from non-U.S. GAAP to U.S. GAAP.
(3)	Excludes covered assets.
(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.
(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.
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

We reported net income available to common stockholders of $10.8 million, or $0.15 per diluted share, for first quarter 2012, a 45% improvement from $7.5 million, or $0.10 per diluted share for first quarter 2011. We continued the steady progress made in 2011 as a number of our key performance metrics for first quarter 2012 reflected improvement.

Net revenue increased 4% in first quarter 2012 compared to the prior year quarter and operating profit increased $710,000 for the same time periods. Both performance measures benefited from increases in net interest income and strong non-interest income growth with income from mortgage banking, capital markets and treasury management contributing to the improvement and reflective of our cross-sell efforts and deepening client relationships. The increase in operating profit was dampened by higher compensation expense accruals (primarily due to higher incentive-based compensation tied to improved performance) and net foreclosed property expense (which resulted from the elevated level of OREO).

Net interest income increased in the current quarter by $1.8 million compared to the prior year period, benefitting from improved loan rates, principally in the commercial and industrial portfolio, coupled with lower cost of funds across the board on interest-bearing liabilities and was partially offset by reduced yields on our covered asset portfolio. Net interest margin improved 7 basis points to 3.53% for the current quarter compared to 3.46% for the prior year period reflecting higher loan yields combined with deposits and short-term borrowings repricing downward over the course of the past 12 months. A shift in the deposit mix to a higher level of non-interest bearing deposits also contributed to the margin improvement. In addition, lower average Fed funds sold in the current quarter contributed to improvement in net interest margin compared to the prior year period and was partially mitigated by declining yields within the investment portfolio.

Non-interest expense increased $4.9 million in the first quarter 2012 compared to the prior year period and was primarily due to the aforementioned higher compensation expenses and credit-related operating costs offset in part by lower deposit insurance costs and professional services. The level of credit-related operating costs is a function of our problem asset remediation efforts and will continue to be influenced by the pace and timing of our resolution and disposition activities for these assets. Our efficiency ratio remains relatively steady with prior quarters and stood at 60.5% for first quarter 2012.

During first quarter 2012, we continued to make meaningful progress in reducing problem assets and improving asset quality by employing a variety of resolution strategies including asset sales and loan restructurings. Problem assets which are comprised of special mention, potential problem and nonperforming loans and OREO declined by $83.1 million, or 11%, from year end 2011. This reduction was driven by continued improvement in early stage problem loans and lower nonperforming assets which declined 14% and 7%, respectively. We disposed of $67.4 million of problem assets in the first quarter 2012 with an incremental charge of 14% based on the carrying value net of specific reserves. We also restructured $47.7 million of problem loans and had $18 million in problem loans payoff with full interest and principal. Levels of restructured loan and nonperforming loan assets may fluctuate depending on the mix and timing of dispositions or other remediation actions. Nonperforming inflows have remained steady for the third consecutive quarter and totaled $69.6 million as a result of the improvement in early stage problem loans. Nonperforming loans as a percent of total loans was 2.53% as March 31, 2012 compared to 2.88% as December 31, 2011.

With credit quality improving, the provision for loans losses, excluding covered assets, declined $9.1 million, or 25%, for the first quarter 2012 compared to first quarter 2011, and we reduced our allowance for loan losses during first quarter 2012 by $7.8 million from December 31, 2011 representing 1.99% of total loans at March 31, 2012 compared to 2.13% at December 31, 2011.

Total loans grew $213.7 million during first quarter 2012 from year end 2011, including 3% growth in our higher-yielding commercial and industrial loan portfolio. We continue to develop new relationships as we funded $378 million in new client relationships in the first quarter 2012. As a result, total loans were $9.2 billion at March 31, 2012, compared to $9.0 billion at the end of 2011.

Please refer to the remaining sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for greater discussion of the various components of our 2012 performance, statement of condition and liquidity.

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

The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in Note 1 of “Notes to Consolidated Financial Statements” contained in our 2011 Annual Report on Form 10-K.

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

Table 2

Effect of Tax-Equivalent Adjustment

(Dollars in thousands)

	Quarters Ended March 31,
	2012	2011	% Change
Net interest income (U.S. GAAP)	$104,376	$102,553	1.8

Tax-equivalent adjustment	680	790	(13.9)

Tax-equivalent net interest income	$105,056	$103,343	1.7

Table 3 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 2012 and 2011. The table also details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, through inclusion of the tax-equivalent adjustment presented in Table 2 above.

Table 3

Net Interest Income and Margin Analysis

(Dollars in thousands)

	Quarters Ended March 31,						Attribution of Change in
	2012			2011			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$211,343	$132	0.25%	$517,641	$336	0.26%	$(191)	$(13)	$(204)
Securities:
Taxable	2,097,422	15,380	2.93%	1,734,347	15,390	3.55%	2,916	(2,926)	(10)
Tax-exempt (3)	152,412	1,980	5.20%	149,260	2,276	6.10%	47	(343)	(296)

Total securities	2,249,834	17,360	3.09%	1,883,607	17,666	3.75%	2,963	(3,269)	(306)

Loans, excluding covered assets :
Commercial	5,443,925	63,910	4.64%	5,021,733	57,746	4.60%	4,936	1,228	6,164
Commercial real estate	2,598,139	27,715	4.22%	2,842,014	29,929	4.21%	(2,597)	383	(2,214)
Construction	279,343	2,611	3.70%	516,609	4,885	3.78%	(2,219)	(55)	(2,274)
Residential	338,144	3,619	4.28%	329,050	3,785	4.60%	103	(269)	(166)
Personal and home equity	411,152	3,732	3.65%	466,719	4,065	3.53%	(499)	166	(333)

Total loans, excluding covered assets(4)	9,070,703	101,587	4.44%	9,176,125	100,410	4.38%	(276)	1,453	1,177

Total interest-earning assets before covered assets (3)	11,531,880	119,079	4.10%	11,577,373	118,412	4.09%	2,496	(1,829)	667

Covered assets (5)	264,619	1,952	2.93%	353,378	5,237	5.94%	(1,095)	(2,190)	(3,285)

Total interest-earning assets (3)	11,796,499	$121,031	4.07%	11,930,751	$123,649	4.15%	$1,401	$(4,019)	$(2,618)

Cash and due from banks	141,317			171,007
Allowance for loan and covered loan losses	(224,071)			(250,067)
Other assets	731,771			656,053

Total assets	$12,445,516			$12,507,744

Liabilities and Equity:
Interest-bearing demand deposits	$654,791	$636	0.39%	$599,357	$642	0.43%	$57	$(63)	$(6)
Savings deposits	218,145	156	0.29%	197,501	200	0.41%	19	(63)	(44)
Money market accounts	4,199,855	4,446	0.43%	4,664,227	6,462	0.56%	(598)	(1,418)	(2,016)
Time deposits	1,352,361	3,933	1.17%	1,379,197	4,518	1.33%	(87)	(498)	(585)
Brokered deposits	811,069	1,084	0.54%	1,478,171	2,174	0.66%	(907)	(183)	(1,090)

Total interest-bearing deposits	7,236,221	10,255	0.57%	8,318,453	13,996	0.68%	(1,516)	(2,225)	(3,741)
Short-term borrowings	265,205	142	0.21%	114,957	827	2.88%	495	(1,180)	(685)
Long-term debt	379,793	5,578	5.85%	411,960	5,483	5.32%	(447)	542	95

Total interest-bearing liabilities	7,881,219	15,975	0.81%	8,845,370	20,306	0.93%	(1,468)	(2,863)	(4,331)

Noninterest-bearing deposits	3,054,679			2,264,100
Other liabilities	194,262			157,634
Equity	1,315,356			1,240,640

Total liabilities and equity	$12,445,516			$12,507,744

Net interest spread			3.26%			3.22%
Effect of noninterest-bearing funds			0.27%			0.24%

Net interest income/margin (3)		$105,056	3.53%		$103,343	3.46%	$2,869	$(1,156)	$1,713

Quarterly Net Interest Margin Trend

	2012	2011
	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	4.07%	4.04%	4.11%	4.01%	4.15%
Yield on interest-earning assets, before covered assets (3)	4.10%	4.05%	4.08%	3.98%	4.09%
Cost of interest-bearing liabilities	0.81%	0.85%	0.90%	0.90%	0.93%
Net interest margin (3)	3.53%	3.48%	3.49%	3.36%	3.46%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(2)	Interest income included $7.2 million and $5.9 million in loan fees for the quarters ended March 31, 2012 and 2011, respectively.
(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 2 for a reconciliation of the effect of the tax-equivalent adjustment.
(4)

Average loans on a nonaccrual basis for the recognition of interest income totaled $256.8 million and $377.3 million for the quarters ended March 31, 2012 and 2011, respectively, and are included in loans for purposes of this analysis. Interest foregone on non-performing loans was estimated to be approximately $2.8 million and $4.0 million for the quarters ended March 31, 2012 and 2011, respectively, and is based on the average loan portfolio yield for the respective period.

(5)

Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation (“FDIC”)-assisted transaction that is subject to a loss share agreement and the related indemnification asset. Refer to the section entitled “Covered Assets” for a detailed discussion.

Net interest income on a tax-equivalent basis increased 1.7% to $105.1 million in the first quarter 2012 compared to first quarter 2011 due largely to higher yields on a majority of our loan portfolio, excluding covered assets and lower cost of funds. Of the $4.3 million in lower interest expense, $2.9 million was attributable to an overall decrease in the average rate paid on interest-bearing deposits. Average interest-bearing deposits decreased $1.1 billion while average noninterest-bearing deposits increased $790.6 million from the first quarter 2011. The combination of increased noninterest-bearing deposits and lower costing short-term borrowings accounted for the residual difference in reduced interest expense. Net interest income continued to be impacted by the negative effect of nonaccrual loans although to a lesser degree in the first quarter 2012 compared to the prior year period.

Net interest margin was 3.53% for the first quarter 2012, an increase of seven basis points from 3.46% for the first quarter 2011. The net interest margin increase was primarily due to the average rate on interest-bearing liabilities decreasing by 12 basis points as deposits and short borrowings repriced downward over the past year, as well as a $790.6 million, or 35%, increase in noninterest-bearing deposits. Net interest margin also benefitted from lower federal funds balances and an increase in the loan portfolio yield as a favorable shift in the portfolio mix with an increase in commercial loans (including specialty sectors, such as healthcare) led to a six basis point increase in the average interest received on loans. Within the commercial loan portfolio, we are able to attract premium pricing within certain specialized sectors and this, along with continued reductions in non-performing loans, has helped mitigate competitive pricing pressure seen elsewhere in core middle market lending. Loan yields are also impacted by non-recurring fees and, given the magnitude of loans priced off short-term LIBOR rates, any movement in external benchmark rates. Notwithstanding increased loan yields, the earning asset yield decreased by eight basis points, as the yield and income on the covered asset portfolio reduced significantly, and the lower interest rate environment negatively impacted the investment portfolio yield.

Average interest-earning assets declined $134.3 million compared to the prior year period, due to declines in average loan balances and fed funds sold and other short term investments and partially offset by increases in average security balances. We have continued to favorably shift the mix of loans toward commercial loans which generally provide higher yields and greater potential for cross-selling of other products and services than other loan types. Average commercial loan balances increased by $422.2 million from the prior year quarter. This shift in the loan mix accompanied decreases in commercial real estate (“CRE”) and construction average loan balances of $481.1 million from the prior year period. Also, year-over-year, we reduced low-yielding average fed funds sold and other short term investments by $306.3 million and increased average securities by $366.2 million to continue to support liquidity needs but at more attractive yields than federal funds balances.

During the third quarter 2011, we entered into receive fixed/pay variable interest rate swaps to hedge certain floating-rate commercial loans to fixed rate in order to substantially reduce the variability in forecasted interest cash flows due to market interest rate changes. The notional value of these cash flow hedges at March 31, 2012 was $300 million with a positive impact on quarterly net interest income of $522,000.

Average interest-bearing liabilities decreased $964.2 million compared to the prior year first quarter, primarily due to the decline in average interest-bearing deposits, as the deposit mix shifted from money market accounts and term deposits to noninterest-bearing deposits. Average noninterest-bearing deposits were 30% of total average deposits for the quarter ended March 31, 2012, an increase from 21% for the quarter ended March 31, 2011. Refer to the section entitled “Deposits” included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q for additional discussion on client deposits.

Provision for loan losses

The provision for loan losses, excluding the provision for covered loans, totaled $27.6 million for the quarter ended March 31, 2012 compared to $36.7 million for the same period in 2011. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. Net charge-offs were $35.4 million in the first quarter 2012 compared to $41.3 million for the same period in 2011. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies” and “Credit Quality Management and Allowance for Loan Losses.”

Provision for covered loan losses

For the quarter ended March 31, 2012, we recognized $66,000 in provision for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement, compared to $872,000 in the prior year period. The decrease was driven by higher payoffs and transfers to OREO occurring over the past twelve months. The provision for covered loan losses represents the 20% portion of expected losses on covered loans not reimbursed by the FDIC. For further information regarding the FDIC-assisted transaction, see “Covered Assets.”

Non-interest Income

Non-interest income is derived from a number of sources related to our banking activities, including loan and credit-related fees, the sale of derivative products to clients through our capital markets group, treasury management services, and fees from our Trust and Investments business. The following table presents a break-out of these multiple sources of revenue.

Table 4

Non-interest Income Analysis

(Dollars in thousands)

	Quarters Ended March 31,
	2012	2011	% Change
Trust and Investments	$4,219	$4,662	-9.5
Mortgage banking	2,663	1,402	89.9
Capital markets products	7,349	4,489	63.7
Treasury management	5,154	4,325	19.2
Loan and credit-related fees	6,527	5,898	10.7
Deposit service charges and fees and other income	1,487	2,484	-40.1

Subtotal fee revenue	27,399	23,260	17.8
Net securities gains	105	367	-71.4

Total non-interest income	$27,504	$23,627	16.4

Total non-interest income for first quarter 2012 totaled $27.5 million, increasing 16% compared to $23.6 million in the first quarter 2011 with capital markets products, mortgage banking and loan and treasury management leading the improvement over the prior year period. These items were partially offset by lower trust and investment fees, deposit service charges and fees and other income.

Trust and Investments fee revenue declined 10% compared to first quarter 2011 due to the absence of larger estate fees recognized in the prior year period, the discontinuation of land trust fees due to the sale of the land trust business late in first quarter 2011 and as a result of exiting certain non-strategic client relationships. Further, during the past year, client portfolios were increasingly invested in mutual funds and ETFs reducing reliance on third-party investment managers. Accordingly, the fees collected for these investment management services decreased with a corresponding reduction to investment expenses compared to the prior year period. Assets under management and administration (“AUMA”) grew to $4.9 billion at March 31, 2012 from $4.3 billion at December 31, 2011, with approximately 80% of such growth attributable to an increase in custodial assets. The increase in custodial assets is largely attributable to a change in regulations requiring certain companies to utilize a “qualified custodian” for the administration and custody of their clients’ assets. The Bank is considered a qualified custodian under the new regulations. We do not anticipate growth in custody assets to continue at the same pace as in the current quarter. Fees earned on custody assets are typically a flat fee structure and generally are lower than fees recognized on the managed asset portfolio which is based on the value of the underlying assets.

Revenue from our mortgage banking business increased $1.3 million, or 90%, compared to first quarter 2011 as higher application volumes from late 2011 worked their way through to closing. On a comparative basis, during first quarter 2011, mortgage interest rates moved upward, slowing purchase and refinancing activity until rates again moved lower later in 2011. Rates currently remain low and applications continued to be strong in the first quarter 2012.

Capital markets income increased $2.9 million compared to first quarter 2011 and included a positive $19,000 credit valuation adjustment (“CVA”) compared to a positive CVA of $817,000 for the first quarter 2011. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA adjustments, year-over-year capital markets income increased by $3.7 million, doubling to $7.3 million in the current period compared to $3.7 million in the first quarter 2011. Client interest rate derivative activity is sensitive to the pace of loan growth, the shape of the LIBOR curve, and our clients’ interest rate expectations. Steady origination and renewal activity, along with larger margin transactions and deeper cross-sell across the business lines benefited the interest rate swap business during the current quarter. Capital markets revenues were also favorably impacted by a higher volume of foreign exchange activity, driven in part by volatility in the foreign exchange markets during first quarter 2012, larger transactions and increased penetration of the client base.

Treasury management income increased $829,000, or 19%, compared to the first quarter 2011. Revenue growth for these services is closely correlated with loan growth and the acquisition of new middle market lending clients, though subject to a three-to six-month implementation lag. The current year increase reflects ongoing success in cross-selling treasury management services to new and existing commercial clients as the Company experienced approximately $812 million in new loan fundings during the past six months. In addition, in December 2011, we reduced our earnings credit rate (the rate applied to balances maintained in the client’s deposit account to offset activity charges) which resulted in an additional $100,000 in collected fees for the first quarter 2012.

Loan and credit-related fees increased $629,000, or 11%, compared to first quarter 2011 and is principally due to greater unused commitment fees and a higher volume of syndication revenue driven by increased lead agency credits.

Deposit service charges and fees and other income declined $997,000 in first quarter 2012 or 40% compared to the prior year period and is primarily due to $672,000 in gain on sale of various assets recognized in first quarter 2011, including the sale of our land trust accounts. In addition, card-based interchange fees were reduced by $117,000 during the current quarter compared to first quarter 2011 and attributable to new fee limits provided for under the Dodd-Frank Act.

Net securities gains totaled $105,000 for the first quarter 2012, compared to $367,000 for the first quarter 2011. During the first quarter 2012, we sold $812,000 of tax-exempt municipal securities, resulting in the recognition of net securities gains of $62,000. The sales assisted in managing prepayment risk and provided a measure of benefit to our capital position. In addition, we recognized $43,000 in gains on other non-marketable securities during the first quarter 2012.

Non-interest Expense

Table 5

Non-interest Expense Analysis

(Dollars in thousands)

	Quarters Ended March 31,
	2012	2011	% Change
Compensation expense:
Salaries and wages	$23,174	$22,819	1.6
Share-based costs	4,569	3,514	30.0
Incentive compensation, retirement costs and other employee benefits	14,955	12,224	22.3

Total compensation expense	42,698	38,557	10.7
Net occupancy expense	7,679	7,532	2.0
Technology and related costs	3,296	2,661	23.9
Marketing	2,160	1,943	11.2
Professional services	1,957	2,334	-16.2
Outsourced servicing costs	1,710	2,154	-20.6
Net foreclosed property expense (“OREO”)	8,235	6,306	30.6
Postage, telephone, and delivery	869	888	-2.1
Insurance	4,305	7,340	-41.3
Loan and collection	3,157	2,553	23.7
Other expenses	4,163	3,081	35.1

Total non-interest expense	$80,229	$75,349	6.5

Operating efficiency ratios:
Non-interest expense to average assets	2.59%	2.44%
Net overhead ratio (1)	1.70%	1.68%
Efficiency ratio (2)	60.52%	59.34%

(1)	Computed as non-interest expense, less non-interest income, annualized, divided by average total assets.
(2)

Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 31, “Non-U.S. GAAP Financial Measures” for a reconciliation of the effect of the tax-equivalent adjustment.

Non-interest expense increased for the first quarter 2012 by $4.9 million, or 7% compared to the first quarter of 2011, primarily due to increases in compensation expense, continued elevated net foreclosed property expense and credit-related workout costs and higher provision for unfunded commitments, partially offset by reduced FDIC insurance expense, professional fees and outsourced serving costs.

Compensation expense increased overall in first quarter 2012 by $4.1 million, or 10.7%, compared to first quarter 2011. Salary and wages were up slightly by $355,000 or 2% largely due to annual salary increases, offset in part by lower temporary services. Share-based payment costs were higher by $1.1 million primarily due to a full quarter’s expense recognition of annual stock-based awards issued in March and April 2011, a partial period of expense recognized for stock-based awards issued in February 2012. Incentive compensation, retirement costs and other employee benefits were up by $2.7 million or 22% compared to first quarter 2011 principally due to higher incentive compensation accruals which aligns with the Company’s performance and reflects improved financial results in 2012 compared to the prior year period, including incentives linked to fee-based revenues such as mortgage banking and capital markets, both of which had significantly higher revenues in the first quarter 2012 than the prior year period. In addition, and as typically experienced in the first quarter of the year, payroll taxes and 401k contributions were higher in the current quarter compared to the prior year period driven by a higher level of 2011 accrued incentives paid compared to the prior year period.

Technology and related costs increased in first quarter 2012 by $635,000, or 24%, compared to first quarter 2011 and was primarily due to investments in data networking to provide greater bandwidth and improve overall service levels, as well as higher volumes in transaction based data processing fees for client-based services (loans, deposits and wires).

Professional services decreased in first quarter 2012 by $377,000, or 16% compared to first quarter 2011 with lower corporate legal fees and reduced consultancy services driving the current period decline.

Outsourced servicing costs decreased in first quarter 2012 by $444,000, or 21% from the first quarter 2011 due to the combination of management’s efforts to control costs through change in certain vendor services and the delay in timing of costs to be incurred in the current year associated with tax-related processing for wealth management services as well as compliance and IT related support compared to the prior year quarter.

Aggregate credit-related costs, which is comprised of net foreclosed property expense, loan and collection expense and provision for unfunded commitments which is included as a component of other expenses, totaled $12.3 million for first quarter 2012, increasing by $3.5 million, or 39%, compared to $8.8 million for first quarter 2011. First quarter 2012 net foreclosed property expenses, which include write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, taxes, and other expenses associated with the maintenance of OREO, continues to remain elevated, reflecting the current level of OREO. At March 31, 2012, OREO totaled $123.5 million, representing 400 individual properties. We expect net foreclosed property expense to remain at elevated levels as we actively resolve problem loans and liquidate the related collateral. In evaluating opportunities to sell OREO, we seek to maximize our ultimate net recovery. The timing of dispositions will depend on a number of factors, including the pace and timing of the overall recovery of the economy, activity and pricing levels in the real estate market and real estate inventory coming into the market for sale.

Loan and collection expense, which consists of certain non-reimbursable costs associated with performing loan activities and loan remediation costs of problem and nonperforming loans, increased in first quarter 2012 by $604,000, or 24%, compared to first quarter 2011 and is attributable to higher mortgage refinance volumes in connection with performing loan activities. Although loan remediation costs were down on a comparative basis, they are likely to remain elevated as we continue to address problem credits.

Provision for unfunded commitments totaled $933,000 during the first quarter 2012 compared to the absence of a provision in first quarter 2011 and represented over 85% of the current quarter increase in other expenses. The first quarter 2012 provision is attributable to higher loss factors and an increase in the propensity to fund criteria in the reserve model.

Insurance costs decreased in first quarter 2012 by $3.0 million, or 41%, compared to first quarter 2011 and was directly associated with lower deposit insurance assessments as a result of the change in FDIC insurance methodology that became effective in April 2011. The new assessment regulations modified the assessment base from one based on domestic deposits to one based on total assets less average tangible equity.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. For the quarter ended March 31, 2012, we recorded an income tax provision of $9.7 million on pre-tax income of $24.0 million (equal to a 40.5% effective tax rate) compared to an income tax provision of $2.3 million on pre-tax income of $13.3 million for the quarter ended March 31, 2011 (equal to a 17.2% effective tax rate).

Generally, our effective income tax rate varies from the statutory federal income tax rate of 35% principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance, certain non-deductible compensation (due to TARP limitations on deductions) and business expenses, and tax credits. Our effective tax rate for the first quarter 2012 was increased by approximately two percentage points as a result of non-deductible compensation costs incurred in the quarter. For the quarter ended March 31, 2012, our effective tax rate was also impacted by tax charges relating to the vesting and expiration of equity awards during the quarter. This increased our effective tax rate by approximately 1.6 percentage points and is discussed in greater detail below. For the quarter ended March 31, 2011, the effective tax rate was impacted by a $2.8 million tax benefit associated with the repricing of our deferred tax asset due to a change in the Illinois corporate income tax rate. Exclusive of this one-time adjustment, the Company’s effective tax rate would have been 38.6% in the first quarter of 2011.

Net deferred tax assets totaled $97.5 million at March 31, 2012. We have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that the Company was not in a cumulative book loss position for financial statement purposes at March 31, 2012, measured on a trailing three-year basis. In addition, we considered the Company’s recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

At March 31, 2012, we had approximately $14 million of deferred tax assets that relate to equity compensation awards, including both unexercised stock options and unvested restricted shares. In both cases, the deferred tax assets may not be fully realized in future periods primarily due to stock price valuation. Currently, most of our stock options are “out of the money” with an exercise price above our current stock price. Depending in part on changes in our stock price, we could incur tax charges at the expiration date of the options or prior to that time if employees terminate and “out-of-the money” options expire, or in certain instances, when employees exercise options. In the case of restricted shares, the tax benefits will not be fully realized if the fair market value of the awards on the vesting/release date is less than the value of the awards on the grant date.

In such circumstances where there is a “shortfall” in tax benefits on the exercise, vesting or expiration of an equity award, such “shortfall” amounts are charged to stockholders’ equity if there is a sufficient level of “excess” tax benefits accumulated from prior years. For the quarter ended March 31, 2012, we charged $377,000 of such shortfall tax benefits to income tax expense as a result of equity award transactions during the quarter because the balance of cumulative prior year “excess” tax benefits was reduced to zero during 2011. This resulted in an increase in the effective tax rate in 2012 as discussed above. Based on our current stock price level, scheduled vesting of restricted shares and anticipated option expirations, we expect to incur additional “shortfall” tax charges throughout 2012 which will put upward pressure on our effective income tax rate. The amount of such “shortfall” charges in 2012 and in future periods is dependent on changes in our stock price as well as the impact of employee terminations, option exercise decisions and other factors.

For calendar year 2012, we currently expect the effective tax rate to be in the range of 41-42%, although this will likely be uneven through the remaining quarters and a number of factors will continue to influence that estimate, including share price valuation and its influence on the tax benefits related to stock compensation.

Operating Segments Results

We have three primary business segments: Banking, Trust and Investments, and Holding Company Activities.

Banking

The profitability of our Banking segment is dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. The net income for the Banking segment for the quarter ended March 31, 2012 was $21.5 million, an increase of $4.3 million from net income of $17.2 million for the prior year period. The increase in net income resulted primarily from a $9.9 million decrease in the provision for loan losses. Non-interest income improved by $4.6 million, with increases in capital markets product income and mortgage banking contributing to the year-over-year growth.

Total loans for the Banking segment increased to $9.2 billion at March 31, 2012 compared to $9.0 billion at December 31, 2011. Total deposits increased from December 31, 2011 levels of $10.5 billion to $10.6 billion at March 31, 2012.

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

Organizational changes we made in our investment management business as part of a strategic repositioning led to the recent departure of two relationship managers. As a result, we may experience a decline in fee revenue in our trusts and investment business segment in the short-term, although we do not anticipate a material impact to full year net income as we continue to implement our plans in 2012.

Net income from Trust and Investments decreased to $137,000 for the quarter ended March 31, 2012 from $316,000 (before noncontroling interest expense) in the prior year period due primarily to a decrease in fee revenue. Contributing to this decline in fee revenue was our exit from certain non-strategic client relationships in connection with the repositioning of this business during the past year. In addition, the first quarter 2011 benefitted from fees associated with the administration of a large estate. AUMA was $4.9 billion as of March 31, 2012 compared to $4.3 billion as of December 31, 2011 and included the addition of $463.7 million in new custody assets as a result of expanded product offerings. Refer to the trust and investment revenue discussion within the non-interest income section of Management’s Discussion and Analysis for further details regarding custody assets and impact on fee income.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in its bank subsidiary. Undistributed earnings relating to this investment are not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of share-based compensation and professional fees. The Holding Company Activities segment reported a net loss of $7.4 million for the quarter ended March 31, 2012, compared to a net loss of $6.5 million for the prior year period. The year-over-year increase in due to higher share-based compensation costs.

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

Debt securities that are classified as available-for-sale are carried at fair value and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Unrealized gains and losses on available-for-sale securities represent the difference between the aggregated cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of equity in accumulated other comprehensive income. This balance sheet component will fluctuate as current market interest rates and conditions change, which changes affect the aggregate fair value of the portfolio. In periods of significant market volatility we may experience significant changes in other comprehensive income. Accumulated other comprehensive income is not included in the calculation of regulatory capital.

Debt securities that are classified as held-to-maturity are securities we have the ability and intent to hold until maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts.

Non-marketable equity investments include Federal Home Loan Bank (“FHLB”) stock and various other equity securities. At March 31, 2012 and December 31, 2011, our investment in FHLB stock was $40.7 million. FHLB stock holdings are necessary to maintain FHLB advances and availability. In April 2012, we purchased an additional $3.1 million in FHLB stock in compliance with membership requirements. Also included in non-marketable equity investments are certain interests we have in investment funds that make qualifying investments for purposes of supporting our community reinvestment initiatives. Such investments had a carrying amount of $2.9 million at March 31, 2012.

We do not own any Freddie Mac or Fannie Mae preferred stock or subordinated debt obligations, bank trust preferred securities, or any sub-prime mortgage-backed securities.

Table 6

Investment Securities Portfolio Valuation Summary

(Dollars in thousands)

	As of March 31, 2012			As of December 31, 2011
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$87,942	$87,499	3.8	$61,521	$60,590	2.7
U.S. Agency securities	—	—	—	10,034	10,014	0.4
Collateralized mortgage obligations	329,559	317,651	14.0	356,000	344,078	15.3
Residential mortgage-backed securities	1,112,722	1,062,052	47.3	1,189,213	1,140,555	51.3
State and municipal securities	174,926	164,086	7.4	166,197	154,080	7.2
Foreign sovereign debt	500	500	*	500	500	*

Total available-for-sale	1,705,649	1,631,788	72.5	1,783,465	1,709,817	76.9

Held-to-Maturity
Residential mortgage-backed securities	602,284	597,995	25.6	493,159	490,072	21.2
State and municipal securities	71	71	*	71	71	*

Total held-to-maturity	602,355	598,066	25.6	493,230	490,143	21.2

Non-Marketable Equity Investments
FHLB stock	40,695	40,695	1.8	40,695	40,695	1.8
Other	3,187	3,187	0.1	2,909	2,909	0.1

Total non-marketable equity investments	43,882	43,882	1.9	43,604	43,604	1.9

Total securities	$2,351,886	$2,273,736	100.0	$2,320,299	$2,243,564	100.0

*	Less than 0.1%

As of March 31, 2012, our securities portfolio totaled $2.4 billion, an increase from $2.3 billion at December 31, 2011. Since year end 2011, purchases of securities totaled $166.7 million with $47.0 million in the available-for sale-portfolio, $119.5 million in the held-to-maturity portfolio and the remaining $235,000 in nonmarketable equity securities. The current year purchases in the investment portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar residential mortgage-backed securities as well as purchases of U.S. Treasury securities and state and municipals.

In conjunction with ongoing portfolio management and rebalancing activities, we sold $812,000 of tax-exempt municipal securities during the first quarter 2012, resulting in a net securities gain of $62,000. In addition, we recognized $43,000 in gains on other non-marketable securities during the first quarter 2012.

Investments in collateralized mortgage obligations and residential mortgage-backed securities comprise 87% of the total portfolio at March 31, 2012. All of the mortgage securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All mortgage securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 7% of the total portfolio at March 31, 2012. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit rating when evaluating a purchase or sale decision.

At March 31, 2012, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $45.2 million, approximating levels at December 31, 2011.

The following table presents the maturities of the different types of investments that we owned at March 31, 2012, and the corresponding interest rates.

Table 7

Repricing Distribution and Portfolio Yields

(Dollars in thousands)

	As of March 31, 2012
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$—	—	$87,499	0.95%	$—	—	$—	—
Collateralized mortgage obligations (1)	75,643	3.16%	180,481	3.33%	57,188	3.20%	4,339	3.34%
Residential mortgage-backed securities (1)	274,767	3.35%	591,925	3.25%	171,839	3.26%	23,521	3.27%
State and municipal securities (2)	6,019	6.55%	68,274	5.43%	88,007	4.32%	1,786	6.77%
Foreign sovereign debt	500	1.30%	—	—	—	—	—	—

Total available-for-sale	356,929	3.36%	928,179	3.21%	317,034	3.54%	29,646	3.49%

Held-to-Maturity
Residential mortgage-backed securities (1)	78,002	2.14%	337,791	2.15%	142,833	2.18%	39,369	2.26%
State and municipal securities (2)	23	2.95%	48	3.56%	—	—	—	—

Total held-to-maturity	78,025	2.14%	337,839	2.15%	142,833	2.18%	39,369	2.26%

Non-Marketable Equity Investments
FHLB stock (3)	40,695	1.04%	—	—	—	—	—	—
Other	3,187	n/a	—	—	—	—	—	—

Total non-marketable equity investments	43,882	0.96%	—	—	—	—	—	—

Total securities	$478,836	2.94%	$1,266,018	2.93%	$459,867	3.12%	$69,015	2.79%

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

(3)	The yield on FHLB stock is based on dividend announcements.
n/a	Not applicable.

LOAN PORTFOLIO AND CREDIT QUALITY (excluding covered assets)

Portfolio Composition

The following discussion of our loan portfolio and credit quality excludes covered assets. Covered assets represent assets acquired through an FDIC-assisted transaction that are subject to a loss share agreement and are presented separately on the Consolidated Statements of Financial Condition. For additional discussion of covered assets, refer to Note 6 of “Notes to Consolidated Financial Statements” and the “Covered Assets” section presented later in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Total loans, excluding covered assets, were $9.2 billion as of March 31, 2012, compared to $9.0 billion at December 31, 2011, increasing $213.7 million during the quarter with most of the growth in our commercial loan portfolio. Funding of new loans to new client relationships during first quarter 2012 totaled $378 million and was offset by our ongoing problem loan disposition activities. As a result of the current period loan growth, commercial loans (including commercial owner-occupied CRE loans) increased by $177.5 million during the quarter and increased as a proportion of total loans to 60% at March 31, 2012, a slight increase over 59% at December 31, 2011. In line with our ongoing strategy to grow middle market commercial business, we may also seek to exit accounts that no longer align strategically or do not meet return or other performance hurdles.

The following table presents the composition of our loan portfolio at the dates shown.

Table 8

Loan Portfolio

(Dollars in thousands)

	March 31, 2012	% of Total	December 31, 2011	% of Total	% Change
Commercial and industrial	$4,325,558	46.9	$4,192,842	46.5	3.2
Commercial – Owner-occupied CRE	1,175,729	12.7	1,130,932	12.6	4.0

Total commercial	5,501,287	59.6	5,323,774	59.1	3.3
Commercial real estate	2,378,640	25.8	2,233,851	24.8	6.5
Commercial real estate – multi-family	493,218	5.3	452,595	5.0	9.0

Total commercial real estate	2,871,858	31.1	2,686,446	29.8	6.9
Construction	127,837	1.4	287,002	3.2	-55.5

Total commercial real estate and construction	2,999,695	32.5	2,973,448	33.0	0.9
Residential real estate	308,880	3.4	297,229	3.3	3.9
Home equity	175,972	1.9	181,158	2.0	-2.9
Personal	236,419	2.6	232,952	2.6	1.5

Total loans	$9,222,253	100.0	$9,008,561	100.0	2.4

Table 9

Commercial Loan Portfolio Composition

by Industry Segment

(Dollars in thousands)

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Manufacturing	$1,301,681	24	$1,257,973	24
Healthcare	1,343,017	24	1,218,205	23
Wholesale trade	506,840	9	482,386	9
Finance and insurance	493,103	9	454,830	8
Real estate, rental and leasing	269,647	5	342,860	6
Professional, scientific and technical services	348,907	6	350,677	7
Administrative, support, waste management and remediation services	328,370	6	321,912	6
Architecture, engineering and construction	209,998	4	195,875	4
All other (1)	699,724	13	699,056	13

Total commercial (2)	$5,501,287	100	$5,323,774	100

(1)	All other consists of numerous smaller balances across a variety of other industries.
(2)	Includes owner-occupied commercial real estate of $1.2 billion at March 31, 2012 and $1.1 billion at December 31, 2011.

Within our commercial lending business, we have a specialized niche in the “assisted living,” nursing and residential care segment of the healthcare industry. At March 31, 2012, 24% of the commercial loan portfolio had been extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. These loans tend to be larger extensions of credit and are primarily to for-profit businesses. To date, this portfolio segment has experienced minimal defaults and losses.

Total commercial real estate and construction increased $26.2 million from year end as we selectively add to the portfolio.

The collateral underlying our commercial real estate portfolio is principally located in and around our core markets and is significantly concentrated in the Chicago metropolitan area.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at March 31, 2012 and December 31, 2011.

Table 10

Commercial Real Estate and Construction Loan Portfolios

by Collateral Type

(Dollars in thousands)

	March 31, 2012				December 31, 2011
	Amount Outstanding	% of Total	Amount Non- performing	% Non- performing (1)	Amount Outstanding	% of Total	Amount Non- performing	% Non- performing (1)
Commercial Real Estate
Land	$238,326	8	$30,016	13	$230,579	9	$14,702	6
Residential 1-4 family	119,772	4	16,709	14	105,919	4	24,306	23
Multi-family	493,218	17	5,983	1	452,595	17	4,102	1
Industrial/warehouse	370,200	13	7,596	2	350,282	13	11,788	3
Office	617,871	22	20,157	3	585,183	22	21,137	4
Retail	489,960	17	60,006	12	431,200	16	32,590	8
Healthcare	144,239	5	—	—	144,529	5	—	—
Mixed use/other	398,272	14	18,788	5	386,159	14	24,632	6

Total commercial real estate	$2,871,858	100	$159,255	6	$2,686,446	100	$133,257	5

Construction
Land	$39,735	31	$369	1	$23,422	8	$369	2
Residential 1-4 family	19,033	15	1,223	6	21,906	8	3,073	14
Multi-family	10,793	8	—	—	64,892	23	—	—
Industrial/warehouse	2,861	2	—	—	15,216	5	—	—
Office	27,757	22	336	1	43,403	15	336	1
Retail	4,687	4	—	—	61,469	21	12,490	20
Mixed use/other	22,971	18	852	4	56,694	20	5,611	10

Total construction	$127,837	100	$2,780	2	$287,002	100	$21,879	8

(1)	Calculated as nonperforming loans in the respective collateral type divided by total loans of the corresponding collateral type presented above.

Of the combined commercial real estate and construction portfolios, the single largest category at March 31, 2012 was office real estate, which represented 21% of the combined portfolios. Our total exposure to land loans in the combined portfolios totaled $278.1 million at March 31, 2012 and $254.0 million at December 31, 2011. Our longer-term goal is to reduce land loans as a percentage of the loan portfolio, although further meaningful reduction of our land loan exposure may be challenging in the near term due to the current illiquidity of this asset class. As a percentage of the total commercial real estate and construction portfolios, land loans were 9% at March 31, 2012 and December 31, 2011.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of March 31, 2012, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 11

Maturities and Sensitivities of Loans

to Changes in Interest Rates

(Amounts in thousands)

	As of March 31, 2012
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$1,458,187	$3,938,767	$104,333	$5,501,287
Commercial real estate	1,120,556	1,684,546	66,756	2,871,858
Construction	45,170	79,097	3,570	127,737
Residential real estate	16,521	34,065	258,294	308,880
Home equity	46,310	84,365	45,297	175,972
Personal	153,953	80,821	1,645	236,419

Total	$2,840,697	$5,901,661	$479,895	$9,222,253

Loans maturing after one year:
Predetermined (fixed) interest rates		$490,144	$63,978
Floating interest rates		5,411,517	415,917

Total		$5,901,661	$479,895

Of the $5.8 billion in loans maturing after one year with a floating interest rate, $1.4 billion are subject to interest rate floors under the loan agreement with $1.2 billion that have such floors in effect at March 31, 2012.

Delinquent Loans, Special Mention and Potential Problem Loans and Nonperforming Assets

Loans are reported delinquent if the required principal and interest payments have not been received within 30 days of the date such payment is due. Delinquency can be driven by either failure of the borrower to make payments within the term of the loan or failure to make the final payment at maturity. The majority of our loans are not fully amortizing over the term. As a result, a sizeable final repayment is often required at maturity. If a borrower lacks refinancing options or the ability to pay, the loan may become delinquent in connection with its maturity. Of total commercial loans outstanding at March 31, 2012, $486.3 million are scheduled to mature in the second quarter of 2012, 98% of this amount were performing at March 31, 2012. Of total commercial real estate and construction loans outstanding at March 31, 2012, $224.0 million are scheduled to mature in the second quarter of 2012, 92% of this amount were performing at March 31, 2012.

Loans considered special mention are performing in accordance with the contractual terms but demonstrate potential weakness that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity, or other credit concerns.

Potential problem loans are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest but the ultimate collection of these loans is questionable due to the same conditions that characterize a special mention credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming.

Special mention and potential problem loans as of March 31, 2012 and December 31, 2011 are presented in Tables 13 and 18.

Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure proceedings and are awaiting disposition and are presented in Table 13. Nonperforming loans consist of nonaccrual loans, including restructured loans that remain on nonaccrual. We specifically exclude certain restructured loans that accrue interest from our definition of nonperforming loans if the borrower has demonstrated the ability to meet the new terms of the restructuring as evidenced by a minimum of at least six months of performance in compliance with the restructured terms or if the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. All loans are placed on nonaccrual status when principal or interest payments become 90 days past due or earlier if management deems the collectability of the principal or interest to be in question rather than waiting until the loans become 90 days past due. When interest accruals are discontinued, accrued but uncollected interest is reversed reducing interest income. Subsequent receipts on nonaccrual loans are recorded in the financial statements as a reduction of principal, and interest income is only recorded on a cash basis after principal recovery is reasonably assured. Classification of a loan as nonaccrual does not necessarily preclude the ultimate collection of loan principal and/or interest. Nonperforming loans are presented in Tables 13, 14, 16, and 18.

Foreclosed assets represent property acquired as the result of borrower defaults on loans secured by a mortgage on real property. Foreclosed assets are recorded at the lesser of current carrying value or estimated fair value, less estimated selling costs at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On a periodic basis, the carrying values of these properties are adjusted based upon new appraisals and/or market indications. Write-downs are recorded for subsequent declines in net realizable value and are included in non-interest expense along with other expenses related to maintaining the properties. Additional information on our OREO assets is presented in Tables 19 through 21.

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of reduction in interest rate, extension of the maturity date, reduction in the principal balance, or other action intended to minimize potential losses that would otherwise not be considered in order to improve the chance of a more successful recovery on the loan. Such concessions as part of a modification are accounted for as troubled debt restructurings (“TDRs”). Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. We may utilize a multiple note structure as a workout alternative for certain loans. The multiple note structure typically bifurcates a troubled loan into two separate notes, where the first note is reasonably assured of repayment and performance according to the modified terms, and the second note of the troubled loan that is not reasonably assured of repayment is charged-off. TDRs accrue interest as long as the borrower complies with the revised terms and conditions and has historically demonstrated repayment performance at a level commensurate with the modified terms; otherwise, the restructured loan will be classified as nonaccrual. The composition of our restructured loans accruing interest by loan category, current period activity and stratification is presented in Tables 13, 15 and 17.

Nonperforming loans were $233.2 million at March 31, 2012, down 10% from $259.9 million at December 31, 2011. The amount of nonperforming loan inflows, which is primarily composed of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status), were $69.6 million during the first quarter 2012 compared to $67.5 million during the fourth quarter 2011. Inflows to nonperforming loans were more than offset by problem loan resolutions (paydowns, payoffs and return to accruing status), dispositions, charge-offs and transfers to OREO during the quarter. As shown in Table 16 which provides the nonperforming loan stratification by size, eleven nonperforming loans in excess of $5.0 million comprised 50% of our total nonperforming loans at March 31, 2012. Commercial real estate and construction loans were 69% of our total nonperforming loans at March 31, 2012, reflecting the continuing stress in the sector.

Total nonperforming assets declined 7.5% to $356.7 million at March 31, 2012 from $385.6 million at December 31, 2011, reflecting steady progress in improving the overall asset quality of the portfolio and reducing problem assets. Nonperforming assets were 2.83% of total assets at March 31, 2012, compared to 3.11% at December 31, 2011. During the first quarter 2012, total nonperforming loans declined by $26.6 million, or 10%, due to disposition activity and movement of nonperforming loans to OREO. OREO decreased $2.2 million, or 2%, from December 31, 2011. Meaningful declines in OREO balances in the near term are unlikely as problem loans continue to progress through the workout process and disposition activity is limited to some degree by illiquidity of land, the Company’s largest OREO category.

During the first quarter 2012, we executed a variety of resolution strategies which included a combination of asset sale dispositions, loan restructurings and arrangements for pay-offs at par, all occurring with loans in the problem loan portfolio. Disposition activity during the first quarter 2012 included the sale of $56.2 million in problem loans, including $27.5 million in nonperforming loans and $11.2 million in OREO at a 14% net incremental charge based on the carrying value net of specific reserves at the time of disposition, consistent with historical execution levels. In addition to these dispositions, we restructured $47.7 million of problem loans, to intentionally address those specific credits and in an effort to potentially avoid future problems and maximize collection amounts. We also had $18 million in targeted problem loan pay-offs, with full interest and principal, resulting from the efforts of our dedicated loan resolution team. These activities drove a reduction in special mention and potential problem loans. Loans in these early stage problem loan categories were down $54.2 million, or 14%, from December 31, 2011 to $327.8 million at March 31, 2012.

We continue to source all dispositions opportunistically, preferring to execute direct sales to end-users or other identified interested parties in particular assets and limiting the use of brokered or pooled transactions. We believe this approach has worked well and our expectation is that dispositions will remain at meaningful levels in the near term as we continue to assess the market for the best disposition strategy and to maximize liquidation proceeds of the individual assets sold. We will also continue to use various other strategies mentioned above, including restructuring, that are consistent with our goal to maximize economic recovery on the asset.

Restructured loans accruing interest totaled $136.5 million at March 31, 2012, increasing $35.6 million from $100.9 million at December 31, 2011. During first quarter 2012, ten loans were restructured totaling $47.7 million with 88%, or $41.8 million consisting of three commercial borrowers. Of total restructured loans accruing interest that were modified during the current quarter, 68% were modified to extend the maturity date and 32% were multiple note restructurings. During the first quarter 2012, $735,000 in loans that were previously classified as restructured loans accruing interest were subsequently re-underwritten as pass rated credits which is evidence that the borrower would no longer be considered “troubled,” and as such, the TDR classification was removed.

As discussed above, our focused asset management activities have led to declines in total special mention and potential problem loans over recent quarters as we have worked to improve overall credit quality. Since the majority of inflows to nonperforming loans have been migrating from the special mention or potential problem loan categories, we expect that future nonperforming loan inflows will likely continue to moderate. However, because many of our potential problem loans are commercial real estate-related, a highly-stressed loan sector, and because the potential problem loan population contains some larger-sized credits, our total nonperforming loans may fluctuate over the next several quarters as we continue to execute remediation plans and work through the credit cycle. In addition, credit quality trends may also be impacted by the uncertainty in global economic conditions and market turmoil that could disrupt workout plans, adversely affect clients, or negatively impact collateral valuations. Further, net nonperforming asset levels and levels of restructured loans could fluctuate depending on the mix and timing of dispositions or other remediation actions. Our efforts to continue to dispose of nonperforming and problem assets in future quarters may be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, activity levels in the real estate market and real estate inventory coming into the market for sale. OREO is likely to remain elevated as nonperforming commercial real estate loans continue to move through the collection process.

The following table breaks down our loan portfolio at March 31, 2012 between performing, delinquent and nonperforming status.

Table 12

Delinquency Analysis

(Dollars in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Nonaccrual	Total Loans
As of March 31, 2012
Loan Balances:
Commercial	$5,453,922	$3,216	$3,963	$—	$40,186	$5,501,287
Commercial real estate	2,703,932	6,590	2,081	—	159,255	2,871,858
Construction	124,988	—	68	—	2,781	127,837
Residential real estate	290,716	4,960	1,135	—	12,069	308,880
Personal and home equity	391,453	1,754	253	—	18,931	412,391

Total loans	$8,965,011	$16,520	$7,500	$—	$233,222	$9,222,253

% of Loan Balance:
Commercial	99.14%	0.06%	0.07%	—	0.73%	100.00%
Commercial real estate	94.15%	0.23%	0.07%	—	5.55%	100.00%
Construction	97.77%	—	0.05%	—	2.18%	100.00%
Residential real estate	94.11%	1.61%	0.37%	—	3.91%	100.00%
Personal and home equity	94.92%	0.43%	0.06%	—	4.59%	100.00%

Total loans	97.21%	0.18%	0.08%	—	2.53%	100.00%

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Nonaccrual	Total Loans
As of December 31, 2011
Loan Balances:
Commercial	$5,250,875	$6,018	$923	$—	$65,958	$5,323,774
Commercial real estate	2,539,889	3,523	9,777	—	133,257	2,686,446
Construction	262,742	—	2,381	—	21,879	287,002
Residential real estate	278,195	3,800	645	—	14,589	297,229
Personal and home equity	388,686	446	809	—	24,169	414,110

Total loans	$8,720,387	$13,787	$14,535	$—	$259,852	$9,008,561

% of Loan Balance:
Commercial	98.63%	0.11%	0.02%	—	1.24%	100.00%
Commercial real estate	94.55%	0.13%	0.36%	—	4.96%	100.00%
Construction	91.55%	—	0.83%	—	7.62%	100.00%
Residential real estate	93.59%	1.28%	0.22%	—	4.91%	100.00%
Personal and home equity	93.85%	0.11%	0.20%	—	5.84%	100.00%

Total loans	96.81%	0.15%	0.16%	—	2.88%	100.00%

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, special mention, potential problem and past due loans for the past five periods.

Table 13

Nonperforming Assets, Restructured, Special Mention, Potential Problem and Past Due Loans

(Dollars in thousands)

	2012	2011
	March 31	December 31	September 30	June 30	March 31
Nonaccrual loans:
Commercial	$40,186	$65,958	$61,399	$51,634	$66,529
Commercial real estate	159,255	133,257	168,078	192,778	202,836
Construction	2,781	21,879	29,997	37,140	41,643
Residential real estate	12,069	14,589	18,007	18,496	16,869
Personal and home equity	18,931	24,169	27,266	30,400	29,055

Total nonaccrual loans	233,222	259,852	304,747	330,448	356,932

90 days past due loans (still accruing interest)	—	—	—	—	—

Total nonperforming loans	233,222	259,852	304,747	330,448	356,932
OREO	123,498	125,729	116,364	123,997	93,770

Total nonperforming assets	$356,720	$385,581	$421,111	$454,445	$450,702

Restructured loans accruing interest:
Commercial	$82,669	$42,569	$44,933	$52,787	$9,785
Commercial real estate	37,557	41,348	46,303	47,262	72,685
Construction	—	—	—	9,012	3,094
Residential real estate	1,115	3,238	1,063	1,167	796
Personal and home equity	15,180	13,754	14,031	14,386	14,535

Total restructured loans accruing interest	$136,521	$100,909	$106,330	$124,614	$100,895

Special mention loans	$143,790	$204,965	$218,561	$227,413	$275,519

Potential problem loans	$184,029	$177,095	$277,125	$392,019	$518,144

30-89 days past due loans	$24,020	$28,322	$23,320	$24,860	$45,167
Nonperforming loans to total loans (excluding covered assets)	2.53%	2.88%	3.51%	3.81%	3.95%
Nonperforming loans to total assets	1.85%	2.09%	2.54%	2.73%	2.86%
Nonperforming assets to total assets	2.83%	3.11%	3.50%	3.75%	3.61%
Allowance for loan losses as a percent of nonperforming loans	79%	74%	66%	62%	61%

The following two tables present changes in our nonperforming loans and loans classified as restructured loans accruing interest portfolio for the past five periods.

Table 14

Nonperforming Loans Rollforward

(Amounts in thousands)

	Quarter Ended	Quarters Ended
	2012	2011
	March 31	December 31	September 30	June 30	March 31
Balance at beginning of period	$259,852	$304,747	$330,448	$356,932	$365,880
Additions:
New nonaccrual loans (1)	69,581	67,512	68,298	110,438	95,275
Reductions:
Return to performing status	(14,291)	(2,072)	(1,608)	(2,781)	(11,059)
Paydowns and payoffs, net of advances	(4,806)	(8,950)	(13,166)	(8,258)	(16,301)
Net sales	(27,479)	(27,178)	(20,432)	(38,129)	(11,288)
Transfer to OREO	(13,513)	(33,695)	(24,373)	(49,667)	(23,655)
Charge-offs, net	(36,122)	(40,512)	(34,420)	(38,087)	(41,920)

Total reductions	(96,211)	(112,407)	(93,999)	(136,922)	(104,223)

Balance at end of period	$233,222	$259,852	$304,747	$330,448	$356,932

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

Table 15

Restructured Loans Accruing Interest Rollforward

(Amounts in thousands)

	Quarter Ended		Quarters Ended
	2012		2011
	March 31		December 31	September 30	June 30	March 31
Balance at beginning of period	$100,909		$106,330	$124,614	$100,895	$87,576
Additions:
New restructured loans accruing interest (1)	47,673		8,803	8,592	54,663	19,328
Restructured loans returned to accruing status	—		1,099	1,029	—	—
Reductions:
Paydowns and payoffs, net of advances	(4,661)		(3,334)	(20,545)	(7,915)	(1,535)
Transferred to nonperforming loans	(6,665	)(2)	(5,735)	(4,716)	(9,930)	(4,474)
Net sales	—		—	(2,260)	(9,600)	—
Removal of restructured loan status (3)	(735)		(6,254)	(340)	—	—
Charge-offs, net	—		—	(44)	(3,499)	—

Balance at end of period	$136,521		$100,909	$106,330	$124,614	$100,895

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new restructured loans accruing interest.
(2)	This amount includes a $97,000 TDR that was restructured within the past twelve months while the remaining balance pertains to TDRS that were restructured prior to that time period.
(3)	Loan was previously classified as an accruing TDR and subsequently re-underwritten as a pass rated credit. Per our TDR policy, the TDR classification is removed.

The following table presents the stratification of our nonperforming loans as of March 31, 2012 and December 31, 2011.

Table 16

Nonperforming Loans Stratification

(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of March 31, 2012
Amount:
Commercial	$—	$14,164	$7,737	$5,751	$12,534	$40,186
Commercial real estate	77,770	19,374	11,493	25,689	24,929	159,255
Construction	—	—	—	—	2,781	2,781
Residential real estate	—	—	4,789	—	7,280	12,069
Personal and home equity	—	5,827	—	1,615	11,489	18,931

Total nonperforming loans	$77,770	$39,365	$24,019	$33,055	$59,013	$233,222

Number of Borrowers:
Commercial	—	2	2	3	35	42
Commercial real estate	5	3	3	12	48	71
Construction	—	—	—	—	6	6
Residential real estate	—	—	1	—	20	21
Personal and home equity	—	1	—	1	31	33

Total	5	6	6	16	140	173

As of December 31, 2011
Amount:
Commercial	$30,226	$16,820	$3,448	$3,434	$12,030	$65,958
Commercial real estate	56,969	10,257	15,740	21,549	28,742	133,257
Construction	12,490	—	4,760	1,547	3,082	21,879
Residential real estate	—	—	4,789	2,473	7,327	14,589
Personal and home equity	—	7,108	—	3,795	13,266	24,169

Total nonperforming loans	$99,685	$34,185	$28,737	$32,798	$64,447	$259,852

Number of Borrowers:
Commercial	2	2	1	2	39	46
Commercial real estate	4	2	4	10	56	76
Construction	1	—	1	1	5	8
Residential real estate	—	—	1	1	19	21
Personal and home equity	—	1	—	2	37	40

Total	7	5	7	16	156	191

The following table presents the stratification of our restructured loans accruing interest as of March 31, 2012 and December 31, 2011.

Table 17

Restructured Loans Accruing Interest Stratification

(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of March 31, 2012
Amount:
Commercial	$55,205	$20,050	$3,259	$—	$4,155	$82,669
Commercial real estate	20,576	5,178	—	7,217	4,586	37,557
Residential real estate	—	—	—	—	1,115	1,115
Personal and home equity	12,593	—	—	—	2,587	15,180

Total restructured loans accruing interest	$88,374	$25,228	$3,259	$7,217	$12,443	$136,521

Number of Borrowers:
Commercial	4	3	1	—	10	18
Commercial real estate	1	1	—	3	9	14
Residential real estate	—	—	—	—	4	4
Personal and home equity	1	—	—	—	4	5

Total	6	4	1	3	27	41

As of December 31, 2011
Amount:
Commercial	$15,279	$19,065	$4,331	$—	$3,894	$42,569
Commercial real estate	21,273	10,364	—	4,944	4,767	41,348
Residential real estate	—	—	—	2,213	1,025	3,238
Personal and home equity	12,691	—	—	—	1,063	13,754

Total restructured loans accruing interest	$49,243	$29,429	$4,331	$7,157	$10,749	$100,909

Number of Borrowers:
Commercial	1	3	1	—	10	15
Commercial real estate	1	2	—	2	10	15
Residential real estate	—	—	—	1	2	3
Personal and home equity	1	—	—	—	2	3

Total	3	5	1	3	24	36

The following table presents the credit quality of our loan portfolio as of March 31, 2012 and December 31, 2011, segmented by our transformational and legacy portfolios. We have reduced the level of problem loans, with an overall reduction of 13% from December 31, 2011. Legacy loans, which represent approximately 21% of our total loan portfolio and 52% of nonperforming loans at March 31, 2012, decreased by $147.0 million, or 7% from December 31, 2011.

Table 18

Credit Quality

(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of March 31, 2012
Transformational
Commercial	$61,382	1.2	$49,229	1.0	$22,765	0.4	$5,065,103
Commercial real estate	26,466	1.5	33,251	1.9	87,228	4.9	1,782,434
Construction	7,272	6.1	—	—	—	—	118,394
Residential real estate	4,309	2.9	5,983	4.0	1,057	0.7	149,639
Home equity	—	—	1,659	2.8	424	0.7	59,946
Personal	—	—	765	0.5	311	0.2	149,951

Total transformational	$99,429	1.4	$90,887	1.2	$111,785	1.5	$7,325,467

Legacy
Commercial	$11,198	2.6	$8,557	2.0	$17,421	4.0	$436,184
Commercial real estate	30,355	2.8	62,880	5.8	72,027	6.6	1,089,424
Construction	—	—	—	—	2,781	29.5	9,443
Residential real estate	2,384	1.5	15,027	9.4	11,012	6.9	159,241
Home equity	420	0.4	5,613	4.8	9,954	8.6	116,026
Personal	4	*	1,065	1.2	8,242	9.5	86,468

Total legacy	$44,361	2.3	$93,142	4.9	$121,437	6.4	$1,896,786

Total	$143,790	1.6	$184,029	2.0	$233,222	2.5	$9,222,253

As of December 31, 2011
Transformational
Commercial	$41,995	0.9	$66,279	1.4	$49,220	1.0	$4,889,734
Commercial real estate	59,031	3.8	1,769	0.1	49,031	3.2	1,549,862
Construction	7,272	3.6	9,283	4.6	12,489	6.2	201,879
Residential real estate	4,490	3.5	5,450	4.2	2,844	2.2	129,161
Home equity	—	—	381	0.7	78	0.1	54,530
Personal	—	—	866	0.6	330	0.2	139,643

Total transformational	$112,788	1.6	$84,028	1.2	$113,992	1.6	$6,964,809

Legacy
Commercial	$12,331	2.8	$13,049	3.0	$16,738	3.9	$434,040
Commercial real estate	73,884	6.5	60,424	5.3	84,226	7.4	1,136,584
Construction	—	—	—	—	9,390	11.0	85,123
Residential real estate	4,854	2.9	12,481	7.4	11,745	7.0	168,068
Home equity	758	0.6	6,003	4.7	11,525	9.1	126,628
Personal	350	0.4	1,110	1.2	12,236	13.1	93,309

Total legacy	$92,177	4.5	$93,067	4.6	$145,860	7.1	$2,043,752

Total	$204,965	2.3	$177,095	2.0	$259,852	2.9	$9,008,561

*	Less than 0.01%

Foreclosed real estate

OREO is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. The decision to foreclose on real property collateral is based on a number of factors, including but not limited to: our determination of the probable success of further collection from the borrower, location of the property, borrower attention to the property’s maintenance and condition and other factors unique to the situation and asset. In all cases, the decision to foreclose represents management’s judgment that ownership of the property will likely result in the best repayment and collection potential on the nonperforming exposure. Updated appraisals on OREO are typically obtained every twelve months and evaluated internally at least every six months.

OREO totaled $123.5 million at March 31, 2012, compared to $125.7 million at December 31, 2011, and is comprised of 400 properties. The decrease in OREO properties from year end 2011 is due to $11.2 million in sales and $4.5 million in valuations adjustments, offset by inflows migrating from the nonperforming loan portfolio. Given current economic conditions and the difficult real estate market, the time required to sell these properties in an orderly fashion has increased, and OREO is likely to remain elevated as nonperforming commercial real estate loans continue to move through the collection process.

Table 19 presents a rollforward of OREO for the three months ended March 31, 2012 and 2011. Table 20 presents the composition of OREO properties at March 31, 2012 and December 31, 2011 and Table 21 presents OREO property by geographic location at March 31, 2012 and December 31, 2011.

Table 19

OREO Rollforward

(Amounts in thousands)

	Quarters Ended March 31,
	2012	2011
Balance at beginning of period	$125,729	$88,728
New foreclosed properties	13,513	23,661
Valuation adjustments	(4,522)	(4,762)

Disposals:
Sale proceeds	(9,078)	(12,277)
Net loss on sale	(2,144)	(1,580)

Balance at end of period	$123,498	$93,770

Table 20

OREO Properties by Type

(Dollars in thousands)

	March 31, 2012			December 31, 2011
	Number of Properties	Amount	% of Total	Number of Properties	Amount	% of Total
Single-family homes	69	$21,074	17	71	$26,866	21
Land parcels	260	49,706	40	262	51,465	41
Multi-family	13	4,665	4	14	3,327	3
Office/industrial	47	39,983	32	44	37,019	29
Retail	11	8,070	7	9	7,052	6

Total OREO properties	400	$123,498	100	400	$125,729	100

Table 21

OREO Property Type by Location

(Dollars in thousands)

	Illinois	Georgia	Michigan	South Eastern(1)	Mid Western(2)	Other	Total
As of March 31, 2012
Single-family homes	$18,497	$—	$1,718	$—	$618	$241	$21,074
Land parcels	27,487	3,438	2,137	9,568	7,076	—	49,706
Multi-family	1,335	—	—	460	2,870	—	4,665
Office/industrial	19,670	1,058	1,197	6,411	8,253	3,394	39,983
Retail	4,872	2,262	936	—	—	—	8,070

Total OREO properties	$71,861	$6,758	$5,988	$16,439	$18,817	$3,635	$123,498

% of Total	58%	6%	5%	13%	15%	3%	100%
As of December 31, 2011
Single-family homes	$23,277	$385	$1,718	$—	$608	$878	$26,866
Land parcels	29,370	2,898	3,171	9,568	6,458	—	51,465
Multi-family	3,327	—	—	—	—	—	3,327
Office/industrial	18,430	1,656	548	3,762	9,228	3,395	37,019
Retail	4,501	1,615	936	—	—	—	7,052

Total OREO properties	$78,905	$6,554	$6,373	$13,330	$16,294	$4,273	$125,729

% of Total	63%	5%	5%	11%	13%	3%	100%

(1)	Represents the southeastern states of Arkansas and Florida.
(2)	Represents the Midwestern states of Kansas, Missouri, Wisconsin, Indiana and Ohio.

At March 31, 2012, OREO land parcels, currently a fairly illiquid asset class, consisted of 260 properties and represented the largest portion of OREO at 40% of the total OREO carrying value with a total value of $49.7 million. Office/industrial properties represented 32% of the total OREO carrying value and consisted of 47 properties. Single-family homes represented 17% of the total OREO carrying value and consisted of 69 properties.

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

When collateral-dependent real estate loans are determined to be impaired, updated appraisals are typically obtained every twelve months and evaluated internally at least every six months. In addition, both borrower and market-specific factors are taken into consideration, which may result in obtaining more frequent appraisal updates or internal assessments. Appraisals are conducted by third-party independent appraisers under internal direction and engagement. The Company generally obtains “as is” appraisal values for use in the evaluation of collateral dependent impaired loans. Any appraisal with a value in excess of $250,000, but less than $500,000 will be reviewed upon request only. Appraisals received with a value in excess of $1.0 million require a technical review. Appraisals are either reviewed internally or sent to an outside firm if appropriate. Both levels of review involve a scope appropriate for the complexity and risk associated with the loan and its collateral. We consider other factors or recent developments which could adjust the valuations indicated in the appraisals or internal reviews. As of March 31, 2012, the average appraisal age used in the impaired loan valuation process was approximately 180 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at March 31, 2012 due to the timing of the receipt of the appraisal is not material to the overall reserve. In situations such as this, we establish a probable impairment reserve for the account based on our experience in the related asset class and type.

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. The methodology takes into account at a product level the originating line of business and vintage (transformational or legacy), the risk rating migration of the loan, and historical default and loss history of similar products. Using this information, the methodology produces a range of possible reserve amounts by product type. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model as well as market and economic data and management judgment. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve is outside the range determined through the framework. In our evaluation of the quantitatively-determined range and the adequacy of the allowance at March 31, 2012, we considered a number of factors for each product that included, but were not limited to, the following: for the commercial portfolio, the pace of growth in the commercial loan sector, the existence of larger individual credits and specialized industry concentrations, comparison of our default rates to overall US industry averages at industry subsets, and general macroeconomic indicators, such as GDP, employment trends and manufacturing activity, which overall show some signs of improvement in recent months, but still are susceptible to sustainability risk and possible negative ramifications from the European debt crisis and other factors; for the commercial real estate portfolio, the potential impact of general commercial real estate trends, particularly occupancy and leasing rate trends, charge-off severity, default likelihood in our book vs. the general US averages, and collateral value changes; for the construction portfolio, construction employment, industry experience on construction loan losses, and construction spending rates; and for the residential, home equity, and personal portfolios, home price indices and sales volume, vacancy rates, delinquency rates, and general economic conditions and interest rate trends which impact these products. The Bank has limited exposure with a related junior collateral position in any product type with the exception of home equity lines of credit (“HELOCs”). This product is by definition usually secured in the junior position to the first mortgage on the related property. The Bank evaluates the allowance for loan losses for HELOCs as one of our six primary, segregated product types and considers the potential impact of the junior security position (as opposed to our generally senior position in all other product types) in setting final allocated reserve amounts for this product. Default rates on our HELOC portfolio have historically been below industry averages and our allowance reflects the performance and loss history unique to our portfolio. Management also considers the amount and characteristics of the accruing TDRs removed from the general allocation reserve formulas in establishing final reserve requirements.

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

Management evaluates the adequacy of the allowance for loan losses and reviews the allowance for loan losses and the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of March 31, 2012, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including those not yet identifiable).

As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

The accounting policies underlying the establishment and maintenance of the allowance for loan losses through provisions charged to operating expense are discussed in Note 1 of “Notes to Consolidated Financial Statements” of our 2011 Annual Report on Form 10-K.

The following table presents changes in the allowance for loan losses, excluding covered assets, for the periods presented.

Table 22

Quarterly Allowance for Loan Losses

and Summary of Loan Loss Experience

(Dollars in thousands)

	Quarters ended
	2012	2011
	March 31	December 31	September 30	June 30	March 31
Change in allowance for loan losses:
Balance at beginning of period	$191,594	$200,041	$206,286	$218,237	$222,821
Loans charged-off:
Commercial	(9,549)	(12,991)	(5,039)	(10,512)	(4,200)
Commercial real estate	(25,280)	(24,083)	(29,920)	(25,402)	(29,409)
Construction	(1,245)	(1,526)	(1,419)	(8,275)	(62)
Residential real estate	(1,084)	(1,203)	(234)	(186)	(386)
Home equity	(483)	(1,340)	(3,291)	(508)	(1,447)
Personal	(2,085)	(290)	(2,083)	(434)	(6,787)

Total charge-offs	(39,726)	(41,433)	(41,986)	(45,317)	(42,291)

Recoveries on loans previously charged-off:
Commercial	1,679	830	2,278	707	465
Commercial real estate	1,882	1,410	969	511	272
Construction	41	109	29	56	97
Residential real estate	11	10	9	40	2
Home equity	26	300	12	15	10
Personal	702	544	103	312	155

Total recoveries	4,341	3,203	3,400	1,641	1,001

Net charge-offs	(35,385)	(38,230)	(38,586)	(43,676)	(41,290)
Provisions charged to operating expense	27,635	29,783	32,341	31,725	36,706

Balance at end of period	$183,844	$191,594	$200,041	$206,286	$218,237

Total loans, excluding covered assets at period end	$9,222,253	$9,008,561	$8,674,955	$8,672,642	$9,037,067

Allowance as a percent of loans at period end	1.99%	2.13%	2.31%	2.38%	2.41%

Average loans, excluding covered assets	$9,049,389	$8,838,512	$8,686,201	$8,981,987	$9,162,389
Ratio of net charge-offs (annualized) to average loans outstanding for the period	1.57%	1.72%	1.76%	1.95%	1.83%

Our allowance for loan losses declined $7.8 million from $191.6 million at December 31, 2011 to $183.8 million at March 31, 2012. The decrease in the allowance is the result of lower reserve requirements on impaired loans which require a specific reserve as well as an improved credit risk profile for the performing portfolio as reflected in the reduced levels of special mention and potential problem loans and improving loan portfolio mix due to the strategic reshaping activities previously discussed. The ratio of the allowance for loan losses to total loans (excluding covered assets) was 1.99% at March 31, 2012, down from 2.13% as of December 31, 2011. The loan loss allowance as a percentage of nonperforming loans was 79% compared to the December 31, 2011 level of 74%. The provision for loan losses was $27.6 million for the three months ended March 31, 2012, compared to $36.7 million in the prior year period.

For the first quarter 2012, net charge-offs totaled $35.4 million as compared to $38.2 million in the fourth quarter 2011 and $41.3 million in the first quarter 2011. Continued high levels of charge-offs reflect real estate collateral values, particularly land values, which have remained low. Commercial real estate and construction combined comprised 69% of net charge-offs in the first quarter 2012, reflecting the challenging market conditions associated with these loan types.

The following table presents our allocation of the allowance for loan losses by loan category at the dates shown.

Table 23

Allocation of Allowance for Loan Losses

(Dollars in thousands)

	General Allocated Reserve	Specific Reserve	Total	% of Total Allowance	% of Loan Balance
As of March 31, 2012
Commercial	$45,850	$14,061	$59,911	33	1.1
Commercial real estate	57,750	39,271	97,021	53	3.4
Construction	1,900	1,280	3,180	2	2.5
Residential real estate	5,400	1,160	6,560	3	2.1
Home equity	4,700	1,901	6,601	3	3.8
Personal	3,295	7,276	10,571	6	4.5

Total	$118,895	$64,949	$183,844	100	2.0

Percentage of total reserve	65%	35%

As of December 31, 2011
Commercial	$46,500	$14,163	$60,663	32	1.1
Commercial real estate	56,000	38,905	94,905	49	3.5
Construction	7,650	5,202	12,852	7	4.5
Residential real estate	5,400	976	6,376	3	2.1
Home equity	2,750	1,272	4,022	2	2.2
Personal	3,350	9,426	12,776	7	5.5

Total	$121,650	$69,944	$191,594	100	2.1

Percentage of total reserve	63%	37%

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance decreased by $2.8 million during the first three months of 2012, from $121.7 million at December 31, 2011 to $118.9 million at March 31, 2012. The reduction in the general allocated reserve was primarily influenced by the improved risk profile of the performing portfolio during the period, as exposure in special mention and potential problem loans declined, due in part to the sale of these problem credits. In addition, lower loss rates are being applied to a larger proportion of the total loan portfolio. As the portfolio is becoming more weighted in transformational and commercial loans, where our historical credit performance has been better, and less weighted in legacy and commercial real estate loans, where historical performance has been weaker. This changing mix has resulted in lower loss rates applied to a larger portion of the total loan portfolio which positively impacts reserve requirements. The continuing improvement in the asset quality position of the loan portfolio supports a lower general reserve,

The general allocated reserve for our combined commercial real estate and construction portfolios, which represented 32% of our total general allocated reserve at March 31, 2012, declined $4.0 million, or 6%, from December 31, 2011. The decrease in this allocation is primarily due to a reduction in construction loan balances and improvement in commercial real estate. The combined coverage ratio (general allocated reserve as a percentage of loans) of the general allocated reserve for these portfolios was 2.0% at March 31, 2012 and 2.1% at December 31, 2011.

Specific Component of the Allowance

At March 31, 2012, the specific component of the allowance decreased by $5.0 million to $65.0 million from $69.9 million at December 31, 2011. The specific reserve requirements are the summation of individual reserves analyzed on an account by account basis at the balance sheet date, as well as changes to collateral values. Our impaired loans are primarily collateral-dependent with such loans totaling $286.9 million of the total $369.7 million in impaired loans at March 31, 2012. Both the level of nonperforming loans and the related reserves associated with our nonperforming loans declined in first quarter 2012.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. At March 31, 2012, our reserve for unfunded commitments increased $933,000 from December 31, 2011 to $8.2 million as a result of an increase in certain product level loss factors, larger unfunded commitment levels and an increase in the likelihood of certain product categories to draw on unused lines. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $4.5 billion and $4.0 billion at March 31, 2012 and 2011, respectively.

COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under a loss sharing agreement with the FDIC as a result of the 2009 FDIC-assisted acquisition of the former Founders Bank from the FDIC. Under the loss share agreement, the FDIC generally will assume 80% of the first $173 million of credit losses and 95% of the credit losses in excess of $173 million, in both cases relating to assets existing at the date of acquisition.

The carrying amounts of covered assets are presented in the following table:

Table 24

Covered Assets

(Amounts in thousands)

	March 31, 2012	December 31, 2011
Commercial loans	$29,324	$31,568
Commercial real estate loans	135,331	150,210
Residential mortgage loans	49,894	50,403
Consumer installment and other loans	5,672	6,123
Foreclosed real estate	26,384	30,342
Estimated loss reimbursement by the FDIC	29,929	38,161

Total covered assets	276,534	306,807
Allowance for covered loan losses	(26,323)	(25,939)

Net covered assets	$250,211	$280,868

Total covered assets decreased by $30.3 million, or 10%, from $306.8 million at December 31, 2011 to $276.5 million at March 31, 2012. The reduction is primarily attributable to $13.7 million in principal paydowns, net of advances, as well as the resulting impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, the estimated loss reimbursement by the FDIC (“the FDIC indemnification receivable”) further contributed to the reduction as a result of loss claims paid by the FDIC. The allowance for covered loan losses increased by $384,000 to $26.3 million at March 31, 2012 from $25.9 million at December 31, 2011, reflecting further credit deterioration in expected cash flows on certain pools of covered loans since the date of acquisition. Of the total increase in the allowance for covered loan losses, 80% was offset through the FDIC indemnification receivable and the remaining 20% representing the non-reimbursable portion of the loss share agreement recognized as a charge to provision for loan and covered loan losses on the Consolidated Statements of Income. As of March 31, 2012, the FDIC had reimbursed the Company $95.9 million in losses under the loss share agreement.

The following table presents covered loan delinquencies and nonperforming covered assets as of March 31, 2012 and December 31, 2011 and excludes purchased impaired loans which are accounted for on a pool basis. Since each purchased impaired pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because we are recognizing interest income on each pool of such loans, they are all considered to be performing. Covered assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

Table 25

Past Due Covered Loans and Nonperforming Covered Assets

(Amounts in thousands)

	March 31, 2012	December 31, 2011
30-59 days past due	$7,334	$7,221
60-89 days past due	582	3,479
90 days or more past due and still accruing	—	—
Nonaccrual	22,892	19,894

Total past due and nonperforming covered loans	30,808	30,594
Foreclosed real estate	26,384	30,342

Total past due and nonperforming covered assets	$57,192	$60,936

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

The Bank’s principal sources of funds are client deposits, including large institutional deposits, broker deposits, wholesale borrowings, and cash from operations. The Bank’s principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage interest rate and liquidity risk. The primary sources of funding for the holding company include dividends when received from its bank subsidiary, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior, subordinated and convertible debt, as well as equity. Primary uses of funds for the parent company, which approximates $35.0 million annually, include interest paid to our debt holders, general operating costs for corporate activities and dividends paid to stockholders (common and preferred). The parent company generally retains two years’ funding coverage in net liquid assets on its balance sheet. Net liquid assets at the parent company totaled $146.6 million at March 31, 2012 and $149.7 million at December 31, 2011.

We consider client deposits our core funding source. At March 31, 2012, 80% of our total assets were funded by client deposits, compared to 84% at December 31, 2011. We define client deposits as all deposits other than traditional brokered deposits and non-client CDARS® (as described in the footnotes to Table 26 below). While we expect overall liquidity in the banking system to remain high until economic recovery and market factors improve, the level of our client deposits may fluctuate based on client needs, seasonality and other economic or market factors. If the client deposits fluctuate due to any of these factors, we will utilize other external sources of liquidity, including wholesale funding.

Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts which are typically larger than retail accounts. We have built a suite of deposit and cash management products and services that support our efforts to attract and retain corporate client accounts. Thirteen client relationships, each with greater than $75 million in deposits accounted for $2.2 billion, or 21% of total deposits at March 31, 2012. A majority of the deposits greater than $75 million are from financial services-related businesses, including omnibus accounts from broker-dealer and mortgage companies representing underlying accounts of their customers that may be eligible for pass-through deposit insurance limits. Thirty client relationships, each with greater than $50 million in deposits, accounted for $3.2 billion, or 31% or total deposits at March 31, 2012. We take deposit concentration risk into account in managing our liquid asset levels. Liquid assets refer to cash on hand, federal funds sold and securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and certain deposits that require collateral. Net liquid assets at the Bank were $1.5 billion at March 31, 2012 and $1.6 billion at December 31, 2011. We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, selectively purchase securities and investments and opportunistically pay down wholesale funds.

While we first look toward internally generated deposits as our funding source, we also utilize wholesale funding, including brokered deposits, as needed to enhance liquidity and to fund asset growth. Brokered deposits are deposits that are sourced from external and unrelated financial institutions by a third party. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. Our asset/liability management policy currently limits our use of brokered deposits, excluding client CDARS®, to levels no more than 25% of total deposits, and total brokered deposits to levels no more than 40% of total deposits. At March 31, 2012, brokered deposits exclusive of client CDARS® were 3% of total deposits while total brokered deposits were 9% of total deposits.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities decreased by $18.8 million to $28.8 million for the quarter ended March 31, 2012, which was primarily due to decreases in the allowances for loan losses and loans held for sale from the prior quarter, offset by a decrease in other liabilities. Cash flows from investing activities reflect the impact of loans and investments acquired for our interest-earning asset portfolios and asset sales. For the quarter ended March 31, 2012, net cash used in investing activities was $255.9 million, compared to net cash provided by investing activities of $49.0 million for the prior year period. This change in cash flows represents larger amounts of cash redeployed towards the purchase of investments and the funding of loans in the current period than the prior comparative period. Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. Net cash provided by financing activities for the quarter ended March 31, 2012 was $224.9 million, compared to $52.3 million for the prior year period. This change in cash flows represents the net proceeds and repayments of FHLB advances and the decreased level of deposit additions in the current year period as compared to the prior year comparative period.

For information regarding our investment portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Portfolio Management.”

Deposits

Middle-market commercial client relationships from a diversified industry base in our markets are the primary source of our deposit base. Due to our middle-market commercial banking focused business model, our client deposit base provides access to larger deposit balances that result in a concentrated deposit base. The deposits are held in different deposit products such as noninterest-bearing and interest-bearing demand deposits, CDARS® and traditional time deposits, savings and money market accounts.

The following table provides a comparison of deposits by category for the periods presented.

Table 26

Deposits

(Dollars in thousands)

	As of
	March 31, 2012	% of Total	December 31, 2011	% of Total	% Change in Balance
Noninterest-bearing deposits	$3,054,536	29.3	$3,244,307	31.2	-5.8
Interest-bearing demand deposits	714,522	6.9	595,238	5.7	20.0
Savings deposits	225,300	2.2	210,138	2.0	7.2
Money market accounts	4,122,532	39.5	4,168,082	40.1	-1.1
Brokered deposits:
Traditional	191,023	1.8	20,499	0.2	n/m
Client CDARS® (1)	695,458	6.7	795,452	7.7	-12.6
Non-client CDARS® (1)	75,000	0.7	—	—	100

Total brokered deposits	961,481	9.2	815,951	7.9	17.8
Time deposits	1,344,341	12.9	1,359,138	13.1	-1.1

Total deposits	$10,422,712	100.0	$10,392,854	100.0	0.3

Client deposits (2)	$10,156,689	97.4	$10,372,355	99.8	-2.1

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

(2)	Total deposits, net of traditional brokered deposits and non-client CDARS®.

n/m	Not meaningful

Total deposits at March 31, 2012 increased by $29.9 million from year end 2011 as interest-bearing demand deposits, traditional brokered deposits, and non-client CDARS® increased, partially offset by declines primarily in noninterest-bearing deposits. Client deposits decreased by $215.7 million from December 31, 2011 and client deposits as a percentage of total deposits also decreased from 99% of deposits at December 31, 2011 to 97% at March 31, 2012. We anticipate client deposits to fluctuate in line with client needs and usage of liquidity. Noninterest-bearing deposits at March 31, 2012 were 29% of total deposits, a decrease from 31% at December 31, 2011. The decrease in noninterest-bearing deposits is attributed to anticipated, typical compensation payout outflows during the first quarter on certain larger commercial clients.

Brokered deposits totaled $961.5 million at March 31, 2012, increasing $145.5 million from December 31, 2011 due to an increased use of traditional brokered deposits and non-client CDARS® deposits to fund the balance sheet. Brokered deposits included $695.5 million in client-related CDARS®. Brokered deposits, excluding client CDARS®, increased by $245.5 million from the prior year end and were 3% of total deposits at March 31, 2012 compared to less than 1% at December 31, 2011. Fluctuations in the brokered deposits are primarily due to the price sensitivity of large depositors as well as deposit flows from clients.

Public balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public customers to pledge collateral, primarily securities, in support of the balances on account. These relationships may provide cross-sell opportunities with treasury management, as well as other business referral opportunities. At March 31, 2012, we had public funds on account totaling $931.1 million, of which approximately 31% were collateralized with securities. Quarter-to-quarter changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following tables present our brokered and time deposits as of March 31, 2012, with scheduled maturity dates during the period specified.

Table 27

Scheduled Maturities of Brokered and Time Deposits

(Amounts in thousands)

	Brokered	Time	Total
Year ending December 31, 2012:
Second quarter	$432,678	$297,804	$730,482
Third quarter	296,618	272,999	569,617
Fourth quarter	137,668	194,505	332,173
2013	77,188	386,171	463,359
2014	13,669	53,199	66,868
2015	3,660	108,697	112,357
2016	—	16,248	16,248
2017 and thereafter	—	14,718	14,718

Total	$961,481	$1,344,341	$2,305,822

The following table presents our time deposits of $100,000 or more as of March 31, 2012, with scheduled maturity dates during the period specified.

Table 28

Maturities of Time Deposits of $100,000 or More (1)

(Amounts in thousands)

March 31, 2012
Maturing within 3 months	$674,239
After 3 but within 6 months	516,293
After 6 but within 12 months	483,147
After 12 months	343,303

Total	$2,016,982

(1)	Includes brokered deposits.

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

Short-term Borrowings and Long-term Debt

Short-term borrowings, at March 31, 2012 and December 31, 2011, consisted solely of FHLB advances that mature in one year or less, which increased by $199.0 million during first quarter 2012 to $355.0 million from $156.0 million at year end 2011. At March 31, 2012, $325.0 million represented advances which will mature in less than four days as the Company increased its use of FHLB advances for short-term funding needs. The remaining $30.0 million in outstanding short-term advances will mature late in third quarter 2012. We may continue to use FHLB advances to meet our funding needs.

The following table provides a comparison of short-term borrowings by category for the periods presented.

Table 29

Short-term Borrowings

(Dollars in thousands)

	March 31, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$355,000	0.16%	$156,000	0.33%

Other Information:
Unused overnight federal funds availability (1)	$300,000		$200,000
Borrowing capacity through the Federal Reserve Bank’s (“FRB”) discount window’s primary credit program (2)	$974,853		$1,074,687
Unused FHLB advances availability	$285,867		$261,490
Weighted average remaining maturity of FHLB advances at period end (in months)	0.6		1.8

(1)	Our total availability of overnight federal fund borrowings is not a committed line of credit and is dependent upon lender availability.
(2)	Includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

Long-term debt which is comprised of junior subordinated debentures, a subordinated debt facility and the long-term portion of FHLB advances, remained unchanged at $379.8 million at March 31, 2012 and December 31, 2011.

In addition to on-balance sheet funding and other liquid assets such as cash and investment securities, we maintain access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day while others require advance notice. Funds that are immediately accessible include Federal Fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Availability of Federal Fund lines fluctuate based on market conditions and counterparty relationship strength. Unused overnight Fed Funds borrowings available for use totaled $300.0 million and $200.0 million, respectively, at March 31, 2012 and December 31, 2011. Repurchase agreements (“Repos”) are also an immediate source of funding in which we pledge assets to a counterparty against which we can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer, but are regarded as short-term in nature. An additional source of overnight funding is the discount window at the FRB. We maintain access to the discount window by pledging loans as collateral to the FRB. Funding availability is primarily dictated by the amount of loans pledged, but also impacted by the margin applied to the loans by the FRB. The amount of loans pledged to the FRB can fluctuate due to the availability of loans eligible under the FRB’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria. At March 31, 2012, we had $974.9 million in borrowing capacity through the FRB discount window’s primary credit program compared to $1.1 billion at December 31, 2011. In addition, we have borrowing capacity of $611.2 million with the FHLB Chicago at March 31, 2012 of which $285.9 million was available.

CAPITAL

Equity totaled $1.3 billion at March 31, 2012, increasing by $15.4 million from December 31, 2011 and was largely attributable to current period net income.

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

We have not set a timetable for repaying Troubled Asset Relief Program (“TARP”) funds but are continuing to evaluate the best timing and approach for the shareholders and the Company.

The following table presents information about our capital measures and the related regulatory capital guidelines.

Table 30

Capital Measurements

(Dollars in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For “Well Capitalized” under FDICIA
	March 31, 2012	December 31, 2011	Ratio	Excess Over Regulatory Minimum at 3/31/12	Ratio	Excess Over “Well Capitalized” under FDICIA at 3/31/12
Regulatory capital ratios:
Total risk-based capital:
Consolidated	14.20%	14.28%	8.00%	$705,735	n/a	n/a
The PrivateBank	12.68	12.66	n/a	n/a	10.00%	$303,939

Tier 1 risk-based capital:
Consolidated	12.31	12.38	4.00	945,585	n/a	n/a
The PrivateBank	10.79	10.76	n/a	n/a	6.00	542,795

Tier 1 leverage:
Consolidated	11.35	11.33	4.00	907,102	n/a	n/a
The PrivateBank	9.95	9.85	n/a	n/a	5.00	608,360

Other capital ratios (consolidated) (1):
Tier 1 common equity to risk-weighted assets (2)	8.04	8.04
Tangible common equity to tangible assets (2)	7.69	7.69
Tangible equity to tangible assets (2)	9.61	9.64
Tangible equity to risk-weighted assets (2)	10.58	10.60

Total equity to total assets	10.39	10.44

(1)	Ratios are not subject to formal FRB regulatory guidance.
(2)	Ratios are non-U.S. GAAP financial measures. Refer to Table 31, “Non-U.S. GAAP Financial Measures” for reconciliation to U.S. GAAP presentation.

n/a	Not applicable.

As of March 31, 2012, all of our $244.8 million of outstanding junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital debt securities (“Debentures”) are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under FRB regulations. Further, of the $120 million in outstanding subordinated debt facility at March 31, 2012, 60% of the balance qualified as Tier II capital. Effective in the third quarter 2010, Tier II capital qualification was reduced by 20% of the total balance outstanding and annually thereafter will be reduced by an additional 20%. For a full description of our Debentures and subordinated debt, refer to Notes 9 and 10 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Dividends

We declared dividends of $0.01 per common share during the first quarter 2012. Based on the closing stock price at March 31, 2011 of $15.17, the annualized dividend yield on our common stock was 0.26%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 6.67% for the first quarter ending 2012. We have no current plans to seek to raise dividends on our common stock.

For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the “Supervision and Regulation” and “Risk Factors” sections of our 2011 Annual Report on Form 10-K.

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

The following table reconciles Non-U.S. GAAP financial measures to U.S. GAAP:

Table 31

Non-U.S. GAAP Financial Measures

(Amounts in thousands except per share data)

(Unaudited)

	Quarters ended
	2012	2011
	March 31	December 31	September 30	June 30	March 31
Taxable-equivalent interest income
U.S. GAAP net interest income	$104,376	$102,982	$101,089	$100,503	$102,553
Taxable-equivalent adjustment	680	671	680	716	790

Taxable-equivalent net interest income (a)	$105,056	$103,653	$101,769	$101,219	$103,343

Average Earnings Assets (b)	$11,796,499	$11,696,741	$11,446,323	$11,916,038	$11,930,751
Net Interest Margin ((a)annualized) / (b)	3.53%	3.48%	3.49%	3.36%	3.46%
Net Revenue
Taxable-equivalent net interest income (a)	$105,056	$103,653	$101,769	$101,219	$103,343
U.S. GAAP non-interest income	27,504	25,393	27,635	21,592	23,627

Net revenue	$132,560	$129,046	$129,404	$122,811	$126,970

Operating Profit
U.S. GAAP income before income taxes	$23,950	$20,534	$21,075	$15,338	$13,253
Provision for loan and covered loan losses	27,701	31,611	32,615	31,093	37,578
Taxable-equivalent adjustment	680	671	680	716	790

Operating profit	$52,331	$52,816	$54,370	$47,147	$51,621

Efficiency Ratio
U.S. GAAP non-interest expense (c)	$80,229	$76,230	$75,034	$75,664	$75,349
Taxable-equivalent net interest income (a)	$105,056	$103,653	$101,769	$101,219	$103,343
U.S. GAAP non-interest income	27,504	25,393	27,635	21,592	23,627

Net revenue (d)	$132,560	$129,046	$129,404	$122,811	$126,970

Efficiency ratio (c) / (d)	60.52%	59.07%	57.98%	61.61%	59.34%

Non-U.S. GAAP Financial Measures (cont.)

	2012	2011
	March 31	December 31	September 30	June 30	March 31
Tier 1 Common Capital
U.S. GAAP total equity	$1,312,154	$1,296,752	$1,286,176	$1,260,648	$1,238,132
Trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: accumulated other comprehensive income, net of tax	47,152	46,697	46,051	32,535	19,121
Less: goodwill	94,559	94,571	94,584	94,596	94,609
Less: other intangibles	14,683	15,353	15,715	16,089	16,464

Tier 1 risk-based capital	1,400,553	1,384,924	1,374,619	1,362,221	1,352,731
Less: preferred stock	240,791	240,403	240,020	239,642	239,270
Less: trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: noncontrolling interests	—	—	—	163	105

Tier 1 common capital (e)	$914,969	$899,728	$889,806	$877,623	$868,563

Tangible Common Equity
U.S. GAAP total equity	$1,312,154	$1,296,752	$1,286,176	$1,260,648	$1,238,132
Less: goodwill	94,559	94,571	94,584	94,596	94,609
Less: other intangibles	14,683	15,353	15,715	16,089	16,464

Tangible equity (f)	1,202,912	1,186,828	1,175,877	1,149,963	1,127,059
Less: preferred stock	240,791	240,403	240,020	239,642	239,270

Tangible common equity (g)	$962,121	$946,425	$935,857	$910,321	$887,789

Tangible Assets
U.S. GAAP total assets	$12,623,164	$12,416,870	$12,019,861	$12,115,377	$12,497,442
Less: goodwill	94,559	94,571	94,584	94,596	94,609
Less: other intangibles	14,683	15,353	15,715	16,089	16,464

Tangible assets (h)	$12,513,922	$12,306,946	$11,909,562	$12,004,692	$12,386,369

Risk-weighted Assets (i)	$11,374,212	$11,191,298	$10,665,256	$10,518,850	$10,903,625
Period-end Common Shares Outstanding (j)	72,415	71,745	71,789	71,808	71,428
Ratios:
Tier 1 common equity to risk-weighted assets (e) / (i)	8.04%	8.04%	8.34%	8.34%	7.97%
Tangible equity to tangible assets (f) / (h)	9.61%	9.64%	9.87%	9.58%	9.10%
Tangible equity to risk-weighted assets (f) / (i)	10.58%	10.60%	11.03%	10.93%	10.34%
Tangible common equity to tangible assets (g) / (h)	7.69%	7.69%	7.86%	7.58%	7.17%
Tangible book value (g) / (j)	$13.29	$13.19	$13.04	$12.68	$12.43

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

As a continuing part of our financial strategy and in accordance with our asset/liability management policies, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Our asset/liability management policies also authorize us to enter into derivative instruments as a tool to further manage the interest rate risk in the Bank’s balance sheet. We may manage interest rate risk by structuring the asset and liability characteristics of our balance sheet and/or by executing derivatives designated as cash flow hedges.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our Consolidated Statements of Income.

Commencing in July 2011, we initiated the use of interest rate derivatives as part of our asset liability management strategy to hedge interest rate risk in our primarily floating-rate loan portfolio and, depending on market conditions, we may expand this program and enter into additional interest rate swaps.

The majority of our interest-earning assets are floating rate instruments. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and interest rate swaps. Approximately 63% of the total loan portfolio is indexed to LIBOR, 21% of the total loan portfolio is indexed to the prime rate, and another 6% of the total loan portfolio otherwise adjusts with other reference interest rates. Of the $5.8 million in loans maturing after one year with a floating interest rate, 24% are subject to interest rate floors under the terms of the loan agreements, the majority of which are in effect at March 31, 2012 and are reflected in the interest sensitivity analysis below.

We use a simulation model to estimate the potential impact of various interest rate changes on our income statement and our interest-earning asset and interest-bearing liability portfolios, assuming the size and nature of these portfolios remain constant throughout the twelve-month measurement period. The simulation assumes that assets and liabilities accrue interest on their current pricing basis. Assets and liabilities then re-price based on current terms and assuming instantaneous parallel shifts in the applicable yield curves and remain at that new interest rate through the end of the measurement period. The model attempts to illustrate the potential change in annual net interest income if the foregoing occurred.

The following table shows the estimated impact of an immediate change in interest rates as of March 31, 2012 and December 31, 2011.

Analysis of Net Interest Income Sensitivity

(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
March 31, 2012:
Dollar change	$(10,792)	$13,082	$29,098	$61,903	$98,010
Percent change	-2.9%	3.5%	7.7%	16.3%	25.8%
December 31, 2011:
Dollar change	$(13,906)	$16,526	$33,347	$67,447	$104,766
Percent change	-3.6%	4.3%	8.7%	17.6%	27.4%

The estimated impact to our net interest income over a one-year period is reflected in dollar terms and percentage change. As an example, this table illustrates that if there had been an instantaneous parallel shift in all of the applicable yield curves of +100 basis points on March 31, 2012, net interest income would increase by $29.1 million or 7.7% over a twelve-month period, as compared to a net interest income increase of $33.3 million or 8.7% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2011.

Changes in the effect on forecasted twelve-month net interest income at March 31, 2012 compared to December 31, 2011 are due to changes in the composition and nature of the repricing of interest rate-sensitive assets relative to rate-sensitive liabilities since year end 2011. Interest rate sensitivity decreased during 2012 due to several factors, but was primarily due to liability compositional changes. Non-interest sensitive deposits decreased while rate sensitive deposits and liabilities, such as interest bearing demand deposits and short-term borrowings, increased. Rate-sensitive liabilities mitigate rate-sensitive assets. Accordingly, as rate-sensitive liabilities increase, more asset sensitivity is offset by the liabilities as a whole, producing an overall decrease in asset sensitivity.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2012, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

You should carefully consider the information discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, regarding our business, financial condition or future results, together with the information set forth in this report. There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes purchases we made during the quarter ended March 31, 2012 in the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock and stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1 – January 31, 2012	12,153	$14.28	—	—
February 1 – February 29, 2012	2,097	14.26	—	—
March 1 – March 31, 2012	6,303	14.50	—	—

Total	20,553	$14.35	—	—

(1)	Does not include any shares forfeited by departing employees that were surrendered pursuant to the terms of non-compete provisions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., dated June 24, 1999, as amended, is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 000-25887) filed on May 14, 2003.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 15, 2010, is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 9, 2010.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, amending and restating the Certificate of Designations of the Series A Junior Non-Voting Preferred Stock of PrivateBancorp, Inc., is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.5	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated January 28, 2009 is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

3.6	Amended and Restated By-laws of PrivateBancorp, Inc. are incorporated herein by reference to Exhibit 3.5 to the Annual Report on Form 10-K (File No. 001-34066) filed on March 1, 2010.

4.1	Certain instruments defining the rights of the holders of certain securities of PrivateBancorp, Inc. and certain of its subsidiaries, none of which authorize a total amount of securities in excess of 10% of the total assets of PrivateBancorp, Inc. and its subsidiaries on a consolidated basis, have not been filed as exhibits. PrivateBancorp, Inc. hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

4.2	Form of Preemptive and Registration Rights Agreement dated as of November 26, 2007 is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34066) filed on November 27, 2007.

4.3	Amendment No. 1 to Preemptive and Registration Rights Agreement dated as of June 17, 2009 by and among PrivateBancorp, Inc., GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P., and GTCR Co-Invest III, L.P., is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

4.4	Warrant dated January 30, 2009, as amended, issued by PrivateBancorp, Inc. to the United States Department of the Treasury to purchase shares of common stock of PrivateBancorp, Inc. is herein incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

10.1 (a)	TARP Compensation Agreement, dated March 15, 2012, between the Company and Larry D. Richman.

10.2 (a)	TARP Compensation Agreement, dated March 15, 2012, between the Company and Kevin M. Killips.

10.3 (a)	TARP Compensation Agreement, dated March 15, 2012, between the Company and Bruce S. Lubin.

11	Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 12 of the Company’s Notes to Consolidated Financial Statements included in “Item 7. Financial Statements” of this report on Form 10-Q.

12 (a)	Statement re: Computation of Ratio of Earnings to Fixed Charges.

15.1 (a)	Acknowledgment of Independent Registered Public Accounting Firm.

31.1 (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1) (a) (b)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (b)	Report of Independent Registered Public Accounting Firm.

101 (a) (c)	The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 8, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.

(a)	Filed herewith.
(b)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(c)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Date: May 8, 2012