Form 10-Q
period 2012-06-30
PRIVATEBANCORP, INC
filed 2012-08-08
CIK 889936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, there were 68,895,728 shares of the issuer’s voting common stock, without par value, outstanding and 3,535,916 non-voting common shares, no par value, outstanding.

PRIVATEBANCORP, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$141,563	$156,131
Federal funds sold and other short-term investments	315,378	205,610
Loans held-for-sale	35,342	32,049
Securities available-for-sale, at fair value	1,625,649	1,783,465
Securities held-to-maturity, at amortized cost (fair value: $706.7 million – 2012; $493.2 million – 2011)	693,277	490,143
Non-marketable equity investments (FHLB stock: $43.5 million – 2012; $40.7 million – 2011)	47,702	43,604
Loans – excluding covered assets, net of unearned fees	9,436,235	9,008,561
Allowance for loan losses	(174,302)	(191,594)

Loans, net of allowance for loan losses and unearned fees	9,261,933	8,816,967
Covered assets	244,782	306,807
Allowance for covered loan losses	(21,733)	(25,939)

Covered assets, net of allowance for covered loan losses	223,049	280,868
Other real estate owned, excluding covered assets	109,836	125,729
Premises, furniture, and equipment, net	38,177	38,633
Accrued interest receivable	37,089	35,732
Investment in bank owned life insurance	51,751	50,966
Goodwill	94,546	94,571
Other intangible assets	14,152	15,353
Capital markets derivative assets	102,613	101,676
Other assets	150,119	145,373

Total assets	$12,942,176	$12,416,870

Liabilities
Demand deposits:
Noninterest-bearing	$2,920,182	$3,244,307
Interest-bearing	785,879	595,238
Savings deposits and money market accounts	4,146,022	4,378,220
Brokered deposits	1,484,435	815,951
Time deposits	1,398,012	1,359,138

Total deposits	10,734,530	10,392,854
Short-term borrowings	335,000	156,000
Long-term debt	374,793	379,793
Accrued interest payable	5,855	5,567
Capital markets derivative liabilities	105,773	104,140
Other liabilities	52,071	81,764

Total liabilities	11,608,022	11,120,118

Equity
Preferred stock – Series B	241,185	240,403
Common stock:
Voting	68,307	67,947
Nonvoting	3,536	3,536
Treasury stock	(22,639)	(21,454)
Additional paid-in capital	978,510	968,787
Retained earnings (accumulated deficit)	14,268	(9,164)
Accumulated other comprehensive income, net of tax	50,987	46,697

Total equity	1,334,154	1,296,752

Total liabilities and equity	$12,942,176	$12,416,870

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – (Continued)

(Amounts in thousands, except per share data)

	June 30, 2012			December 31, 2011
	Preferred	Common Stock		Preferred	Common Stock
	Stock-Series B	Voting	Nonvoting	Stock-Series B	Voting	Nonvoting
Per Share Data
Par value	None	None	None	None	None	None
Liquidation value	$1,000	n/a	n/a	$1,000	n/a	n/a
Stated value	None	$1.00	$1.00	None	$1.00	$1.00
Share Balances
Shares authorized	1,000	174,000	5,000	1,000	174,000	5,000
Shares issued	244	69,737	3,536	244	68,978	3,536
Shares outstanding	244	68,888	3,536	244	68,209	3,536
Treasury shares	—	849	—	—	769	—

n/a	Not applicable

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest Income
Loans, including fees	$105,142	$102,391	$208,681	$208,038
Federal funds sold and other short-term investments	133	399	265	735
Securities:
Taxable	14,854	15,568	30,234	30,958
Exempt from Federal income taxes	1,336	1,387	2,636	2,873

Total interest income	121,465	119,745	241,816	242,604

Interest Expense
Interest-bearing demand deposits	799	587	1,435	1,229
Savings deposits and money market accounts	4,265	6,082	8,867	12,744
Brokered and time deposits	5,394	6,528	10,411	13,220
Short-term borrowings	123	566	265	1,393
Long-term debt	5,538	5,479	11,116	10,962

Total interest expense	16,119	19,242	32,094	39,548

Net interest income	105,346	100,503	209,722	203,056
Provision for loan and covered loan losses	17,038	31,093	44,739	68,671

Net interest income after provision for loan and covered loan losses	88,308	69,410	164,983	134,385

Non-interest Income
Trust and Investments	4,312	4,720	8,531	9,382
Mortgage banking	2,915	704	5,578	2,106
Capital markets products	6,033	3,871	13,382	8,360
Treasury management	5,260	4,453	10,414	8,778
Loan and credit-related fees	6,372	5,290	12,899	11,188
Deposit service charges and fees and other income	1,644	1,884	3,131	4,368
Net securities (losses) gains	(290)	670	(185)	1,037

Total non-interest income	26,246	21,592	53,750	45,219

Non-interest Expense
Salaries and employee benefits	42,177	38,636	84,875	77,193
Net occupancy expense	7,653	7,545	15,332	15,077
Technology and related costs	3,273	2,729	6,569	5,390
Marketing	3,058	2,500	5,218	4,443
Professional services	2,247	2,312	4,204	4,646
Outsourced servicing costs	2,093	1,852	3,803	4,006
Net foreclosed property expenses	11,894	7,485	20,129	13,791
Postage, telephone, and delivery	882	931	1,751	1,819
Insurance	4,239	5,092	8,544	12,432
Loan and collection expense	2,918	4,247	6,075	6,800
Other expenses	3,424	2,335	7,587	5,416

Total non-interest expense	83,858	75,664	164,087	151,013

Income before income taxes	30,696	15,338	54,646	28,591
Income tax provision	13,192	6,320	22,887	8,599

Net income	17,504	9,018	31,759	19,992
Net income attributable to noncontrolling interests	—	58	—	130

Net income attributable to controlling interests	17,504	8,960	31,759	19,862
Preferred stock dividends and discount accretion	3,442	3,419	6,878	6,834

Net income available to common stockholders	$14,062	$5,541	$24,881	$13,028

Per Common Share Data
Basic earnings per share	$0.19	$0.08	$0.35	$0.18
Diluted earnings per share	$0.19	$0.08	$0.34	$0.18
Cash dividends declared	$0.01	$0.01	$0.02	$0.02
Weighted-average common shares outstanding	70,956	70,428	70,868	70,388
Weighted-average diluted common shares outstanding	71,147	70,663	71,041	70,602

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$17,504	$9,018	$31,759	$19,992
Other comprehensive income:
Available-for-sale securities:
Net unrealized gains	1,989	22,837	2,264	21,652
Reclassification of net gains included in net income	(4)	(560)	(66)	(953)
Income tax expense	(835)	(8,863)	(969)	(8,242)

Net unrealized gains on available-for-sale securities	1,150	13,414	1,229	12,457
Cash flow hedges:
Net unrealized gains	5,233	—	6,379	—
Reclassification of net gains included in net income	(795)	—	(1,317)	—
Income tax expense	(1,753)	—	(2,001)	—

Net unrealized gains on cash flow hedges	2,685	—	3,061	—

Other comprehensive income	3,835	13,414	4,290	12,457

Comprehensive income	21,339	22,432	36,049	32,449
Comprehensive income attributable to noncontrolling interests	—	(58)	—	(130)

Comprehensive income attributable to controlling interests	$21,339	$22,374	$36,049	$32,319

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumu- lated Other Compre- hensive Income	Non- controlling Interests	Total
Balance at January 1, 2011	$238,903	$70,972	$(20,054)	$954,977	$(36,999)	$20,078	$33	$1,227,910
Comprehensive Income:
Net income	—	—	—	—	19,862	—	130	19,992
Other comprehensive income (1)	—	—	—	—	—	12,457	—	12,457

Total comprehensive income	—	—	—	—	—	—	—	32,449
Cash dividends declared:
Common stock ($0.02 per share)	—	—	—	—	(1,417)	—	—	(1,417)
Preferred stock	—	—	—	—	(6,095)	—	—	(6,095)
Issuance of common stock	—	—	—	(9)	—	—	—	(9)
Accretion of preferred stock discount	739	—	—	—	(739)	—	—	—
Common stock issued under benefit plans	—	166	—	846	—	—	—	1,012
Shortfall tax benefit from share-based compensation	—	—	—	(405)	—	—	—	(405)
Stock repurchased in connection with benefit plans	—	—	(561)	—	—	—	—	(561)
Share-based compensation expense	—	17	—	7,747	—	—	—	7,764

Balance at June 30, 2011	$239,642	$71,155	$(20,615)	$963,156	$(25,388)	$32,535	$163	$1,260,648

Balance at January 1, 2012	$240,403	$71,483	$(21,454)	$968,787	$(9,164)	$46,697	$—	$1,296,752
Comprehensive Income:
Net income	—	—	—	—	31,759	—	—	31,759
Other comprehensive income (1)	—	—	—	—	—	4,290	—	4,290

Total comprehensive income	—	—	—	—	—	—	—	36,049
Cash dividends declared:
Common stock ($0.02 per share)	—	—	—	—	(1,449)	—	—	(1,449)
Preferred stock	—	—	—	—	(6,096)	—	—	(6,096)
Accretion of preferred stock discount	782	—	—	—	(782)	—	—	—
Common stock issued under benefit plans	—	339	—	(65)	—	—	—	274
Stock repurchased in connection with benefit plans	—	—	(1,185)	—	—	—	—	(1,185)
Share-based compensation expense	—	21	—	9,788	—	—	—	9,809

Balance at June 30, 2012	$241,185	$71,843	$(22,639)	$978,510	$14,268	$50,987	$—	$1,334,154

(1)	Net of taxes and reclassification adjustments.

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$31,759	$19,862
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	44,739	68,671
Depreciation of premises, furniture, and equipment	4,655	4,257
Net amortization of premium on securities	7,300	5,154
Net losses (gains) on sale of securities	185	(1,037)
Net losses on sale of other real estate owned	3,050	1,922
Net amortization (accretion) of discount on covered assets	1,179	(2,298)
Bank owned life insurance income	(785)	(775)
Net increase (decrease) in deferred loan fees	870	(1,095)
Share-based compensation expense	9,809	5,817
Provision for deferred income tax expense	6,361	2,579
Amortization of other intangibles	1,338	751
Net (increase) decrease in loans held-for-sale	(3,293)	17,255
Fair market value adjustments on derivatives	696	(178)
Net (increase) decrease in accrued interest receivable	(1,357)	1,726
Net increase (decrease) in accrued interest payable	288	(201)
Net decrease in other assets	1,304	14,366
Net decrease in other liabilities	(29,670)	(12,624)

Net cash provided by operating activities	78,428	124,152

Investing Activities
Available-for-sale securities and non-marketable equity investments:
Proceeds from maturities, repayments, and calls	224,861	188,209
Proceeds from sales	812	60,493
Purchases	(74,724)	(404,493)
Held-to-maturity securities:
Proceeds from maturities, repayments, and calls	26,791	—
Purchases	(231,316)	—
Net (increase) decrease in loans	(512,184)	285,017
Net decrease in covered assets	56,939	54,386
Proceeds from sale of other real estate owned	22,595	25,892
Net purchases of premises, furniture, and equipment	(4,199)	(1,453)

Net cash (used in) provided by investing activities	(490,425)	208,051

Financing Activities
Net increase (decrease) in deposit accounts	341,676	(301,161)
Net decrease in short-term borrowings, excluding FHLB advances	—	(941)
Net increase (decrease) in FHLB advances	174,000	(59,000)
Payments for the issuance of common stock	—	(9)
Stock repurchased in connection with benefit plans	(1,185)	(561)
Cash dividends paid	(7,568)	(7,515)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	274	1,012
Shortfall tax benefit from exercise of stock options and vesting of restricted shares	—	(405)

Net cash provided by (used in) financing activities	507,197	(368,580)

Net increase (decrease) in cash and cash equivalents	95,200	(36,377)
Cash and cash equivalents at beginning of year	361,741	654,088

Cash and cash equivalents at end of period	$456,941	$617,711

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$31,806	$39,749
Cash paid for income taxes	30,519	13,317
Non-cash transfers of loans to other real estate	23,481	73,328

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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to June 30, 2012 for potential recognition or disclosure.

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

Fair Value Measurement – On January 1, 2012, we adopted amendments to accounting guidance issued by the FASB relating to fair value measurements. The amendments substantially converge the principles for measuring fair value and the requirements for related disclosures under U.S. GAAP and International Financial Reporting Standards. The amendments include clarifications and new guidance related to the highest and best use and valuation premise, measuring the fair value of an instrument classified in shareholders’ equity, measuring the fair value of financial instruments that are managed within a portfolio, and applying block discounts and other premiums and discounts in a fair value measurement. Additionally, the amendments require additional disclosures about fair value measurements. The adoption of this guidance did not have an impact on our financial position and consolidated results of operations. Refer to Note 16 for the expanded disclosure requirements.

Statement of Comprehensive Income – On January 1, 2012, we adopted new accounting guidance issued by the FASB relating to the presentation of the statement of comprehensive income. This guidance provides the Company the option of presenting net income and other comprehensive income in one continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change what items are reported in other comprehensive income. The new guidance did not impact our financial position and consolidated results of operations. The Company elected to present net income and other comprehensive income in two separate but consecutive statements. Refer to the Consolidated Statements of Comprehensive Income, which follow the Consolidated Statements of Income, for the new presentation requirements.

Testing Goodwill for Impairment – On January 1, 2012, we adopted new accounting guidance issued by the FASB that permits the Company to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before applying the existing quantitative two-step goodwill impairment test to determine whether the fair value of a reporting unit is less than its carrying value and the amount of any goodwill impairment. Under the new guidance, the Company may forego the two-step test and conclude that goodwill is not impaired based on the results of the qualitative assessment. The adoption of this guidance did not have an impact on our financial position and consolidated results of operations.

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

3. SECURITIES

Securities Portfolio

(Amounts in thousands)

	June 30, 2012				December 31, 2011
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$87,286	$966	$—	$88,252	$60,590	$931	$—	$61,521
U.S. Agencies	—	—	—	—	10,014	20	—	10,034
Collateralized mortgage obligations	292,177	13,223	(132)	305,268	344,078	12,062	(140)	356,000
Residential mortgage -backed securities	983,811	50,302	—	1,034,113	1,140,555	48,660	(2)	1,189,213
State and municipal	186,029	11,690	(203)	197,516	154,080	12,140	(23)	166,197
Foreign sovereign debt	500	—	—	500	500	—	—	500

Total	$1,549,803	$76,181	$(335)	$1,625,649	$1,709,817	$73,813	$(165)	$1,783,465

Securities Held-to-Maturity
Residential mortgage -backed securities	$675,211	$13,365	$(79)	$688,497	$490,072	$3,172	$(85)	$493,159
Commercial mortgage-backed securities	17,495	185	—	$17,680	—	—	—	—
State and municipal	571	—	—	571	71	—	—	71

Total	$693,277	$13,550	$(79)	$706,748	$490,143	$3,172	$(85)	$493,230

Non-Marketable Equity Investments
FHLB stock	$43,467	$—	$—	$43,467	$40,695	$—	$—	$40,695
Other	4,235	—	—	4,235	2,909	—	—	2,909

Total	$47,702	$—	$—	$47,702	$43,604	$—	$—	$43,604

Non-marketable equity investments primarily consist of Federal Home Loan Bank (“FHLB”) stock and represent amounts required to be invested in the common stock of the FHLB as a result of our membership in, and borrowings from, the FHLB. This equity security is “restricted” in that it can only be sold to the FHLB or another member institution at par. Therefore, it is less liquid than other equity securities. The fair value is estimated to be cost, and no other-than-temporary impairments have been recorded on this security during 2012 and 2011 with such impairment assessment based on the expectation that the investment would ultimately be recovered at par. Other non-marketable equity investments include certain interests we have in investment funds that make qualifying investments for purposes of supporting our community reinvestment initiatives (“CRA investments”).

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank (“FRB”) discount window borrowings, derivative transactions, standby letters of credit with counterparty banks and for other purposes as permitted or required by law, totaled $498.9 million at June 30, 2012 and $514.6 million at December 31, 2011.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at June 30, 2012 or December 31, 2011.

The following table presents the fair values of securities with unrealized losses as of June 30, 2012 and December 31, 2011. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position

(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2012
Securities Available-for-Sale
Collateralized mortgage obligations	$32,222	$(117)	$1,473	$(15)	$33,695	$(132)
State and municipal	17,473	(203)	—	—	17,473	(203)

Total	$49,695	$(320)	$1,473	$(15)	$51,168	$(335)

Securities Held-to-Maturity
Residential mortgage-backed securities	$13,652	$(79)	$—	$—	$13,652	$(79)

As of December 31, 2011
Securities Available-for-Sale
Collateralized mortgage obligations	$36,126	$(140)	$—	$—	$36,126	$(140)
Residential mortgage-backed securities	154	(2)	—	—	154	(2)
State and municipal	4,352	(23)	—	—	4,352	(23)

Total	$40,632	$(165)	$—	$—	$40,632	$(165)

Securities Held-to-Maturity
Residential mortgage-backed securities	$80,500	$(85)	$—	$—	$80,500	$(85)

There were $1.5 million of securities with $15,000 in an unrealized loss position for greater than 12 months at June 30, 2012 and none at December 31, 2011. This unrealized loss was caused primarily by changes in interest rates and spreads. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, we do not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Remaining Contractual Maturity of Securities

(Amounts in thousands)

	June 30, 2012
	Available-For Sale Securities		Held-To-Maturity Securities and Non-Marketable Equity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipal and foreign sovereign debt securities
One year or less	$1,793	$1,813	$523	$523
One year to five years	134,704	138,164	48	48
Five years to ten years	124,966	132,892	—	—
After ten years	12,352	13,399	—	—
All other securities
Collateralized mortgage obligations	292,177	305,268	—	—
Residential mortgage-backed securities	983,811	1,034,113	675,211	688,497
Commercial mortgage-backed securities	—	—	17,495	17,680
Non-marketable equity investments	—	—	47,702	47,702

Total	$1,549,803	$1,625,649	$740,979	$754,450

Securities Gains (Losses)

(Amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2012		2011	2012	2011
Proceeds from sales	$—		$33,723	$812	$60,493

Gross realized gains	253		848	379	1,272
Gross realized losses	(543)		(178)	(564)	(235)

Net realized (losses) gains	$(290	)(1)	$670	$(185)	$1,037

Income tax (benefit) provision on net realized (losses) gains	$(115)		$266	$(73)	$410

(1)

Primarily relates to activity with our CRA investments and includes the amortization of tax credit investments under the effective yield method and adjustments for our portion of the of the investees’ carrying value.

Refer to Note 11 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) on other comprehensive income.

4. LOANS

The following loan portfolio and credit quality disclosures exclude covered loans. Covered loans represent loans acquired through a Federal Deposit Insurance Corporation (“FDIC”)-assisted transaction that are subject to a loss share agreement and are presented separately in the Consolidated Statements of Financial Condition. Refer to Note 6 for a detailed discussion regarding covered loans.

Loan Portfolio

(Amounts in thousands)

	June 30, 2012	December 31, 2011
Commercial and industrial	$4,523,780	$4,192,842
Commercial – owner-occupied commercial real estate	1,384,831	1,130,932

Total commercial	5,908,611	5,323,774

Commercial real estate	2,124,492	2,233,851
Commercial real estate – multi-family	499,250	452,595

Total commercial real estate	2,623,742	2,686,446
Construction	171,014	287,002
Residential real estate	330,254	297,229
Home equity	174,131	181,158
Personal	228,483	232,952

Total loans	$9,436,235	$9,008,561

Deferred loan fees included as a reduction in total loans	$40,129	$39,259
Overdrawn demand deposits included in total loans	$2,471	$1,919

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Carrying Value of Loans Pledged

(Amounts in thousands)

	June 30, 2012	December 31, 2011
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$1,065,690	$1,352,012
FHLB advances	1,019,390	583,507

Total	$2,085,080	$1,935,519

(1)	No borrowings were outstanding at June 30, 2012 or December 31, 2011.

Loan Portfolio Aging

Loan Portfolio Aging

(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of June 30, 2012
Commercial	$5,842,805	$901	$5,064	$—	$5,848,770	$59,841	$5,908,611
Commercial real estate	2,500,441	1,314	2,543	—	2,504,298	119,444	2,623,742
Construction	170,459	—	—	—	170,459	555	171,014
Residential real estate	318,864	341	21	—	319,226	11,028	330,254
Home equity	159,076	1,983	1,009	—	162,068	12,063	174,131
Personal	222,067	—	8	—	222,075	6,408	228,483

Total loans	$9,213,712	$4,539	$8,645	$—	$9,226,896	$209,339	$9,436,235

As of December 31, 2011
Commercial	$5,250,875	$6,018	$923	$—	$5,257,816	$65,958	$5,323,774
Commercial real estate	2,539,889	3,523	9,777	—	2,553,189	133,257	2,686,446
Construction	262,742	—	2,381	—	265,123	21,879	287,002
Residential real estate	278,195	3,800	645	—	282,640	14,589	297,229
Home equity	168,322	433	800	—	169,555	11,603	181,158
Personal	220,364	13	9	—	220,386	12,566	232,952

Total loans	$8,720,387	$13,787	$14,535	$—	$8,748,709	$259,852	$9,008,561

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

Impaired Loans

(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of June 30, 2012
Commercial	$142,273	$88,348	$53,711	$142,059	$17,975
Commercial real estate	147,973	44,084	88,337	132,421	30,786
Construction	1,182	—	555	555	146
Residential real estate	12,727	6,676	5,226	11,902	1,629
Home equity	14,963	3,014	10,670	13,684	2,864
Personal	6,830	—	6,408	6,408	4,697

Total impaired loans	$325,948	$142,122	$164,907	$307,029	$58,097

Impaired Loans (Continued)

(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of December 31, 2011
Commercial	$118,118	$57,230	$46,098	$103,328	$14,163
Commercial real estate	190,486	65,571	114,233	179,804	38,905
Construction	24,135	1,548	20,331	21,879	5,202
Residential real estate	18,577	10,502	7,325	17,827	976
Home equity	12,881	2,310	9,293	11,603	1,272
Personal	38,515	14,751	11,569	26,320	9,426

Total impaired loans	$402,712	$151,912	$208,849	$360,761	$69,944

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)

(Amounts in thousands)

	Quarters Ended June 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$137,872	$2,069	$101,875	$574
Commercial real estate	162,404	389	253,823	682
Construction	2,175	—	46,046	46
Residential real estate	13,667	14	17,799	9
Home equity	12,762	24	12,414	2
Personal	17,819	—	31,865	124

Total	$346,699	$2,496	$463,822	$1,437

	Six Months Ended June 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$127,625	$2,824	$93,836	$669
Commercial real estate	176,949	987	269,082	1,497
Construction	3,461	—	40,027	74
Residential real estate	15,644	34	18,061	19
Home equity	12,301	47	11,352	3
Personal	21,096	119	34,763	253

Total	$357,076	$4,011	$467,121	$2,515

(1)	Represents amounts while classified as impaired for the periods presented.

Credit Quality Indicators

The Company has adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that exhibit acceptable financial performance, cash flow, and leverage. We attempt to mitigate risk by structure, collateral, monitoring, or other meaningful controls. Credits rated 6 are performing in accordance with contractual terms but are considered special mention as these credits demonstrate potential weakness that if left unresolved, may result in deterioration in the Company’s credit position and the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Loans rated 7 may be classified as either accruing (“potential problem”) or nonaccrual (“nonperforming”). Potential problem loans, like special mention, are also loans that are performing in accordance with contractual terms, but for which management has some level of concern about the ability of the borrowers to meet existing repayment terms in future periods. The ultimate collection of these potential problem loans is subject to some uncertainty due to the same conditions that characterize a 6-rated credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company will sustain some loss if left unresolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at a minimum on a quarterly basis, while all other rated credits over a certain dollar threshold, depending on loan type, are reviewed annually or as the situation warrants.

Credit Quality Indicators

(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of June 30, 2012
Commercial	$55,978	0.9	$62,922	1.1	$59,841	1.0	$5,908,611
Commercial real estate	42,978	1.6	74,864	2.9	119,444	4.6	2,623,742
Construction	5,844	3.4	—	—	555	0.3	171,014
Residential real estate	2,729	0.8	19,612	5.9	11,028	3.3	330,254
Home equity	516	0.3	5,856	3.4	12,063	6.9	174,131
Personal	7	*	823	0.4	6,408	2.8	228,483

Total	$108,052	1.1	$164,077	1.7	$209,339	2.2	$9,436,235

As of December 31, 2011
Commercial	$54,326	1.0	$79,328	1.5	$65,958	1.2	$5,323,774
Commercial real estate	132,915	4.9	62,193	2.3	133,257	5.0	2,686,446
Construction	7,272	2.5	9,283	3.2	21,879	7.6	287,002
Residential real estate	9,344	3.1	17,931	6.0	14,589	4.9	297,229
Home equity	758	0.4	6,384	3.5	11,603	6.4	181,158
Personal	350	0.2	1,976	0.8	12,566	5.4	232,952

Total	$204,965	2.3	$177,095	2.0	$259,852	2.9	$9,008,561

*	Less than 0.1%

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans Outstanding

(Amounts in thousands)

	June 30, 2012		December 31, 2011
	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial	$82,218	$47,839	$42,569	$28,409
Commercial real estate	12,977	34,764	41,348	32,722
Construction	—	—	—	960
Residential real estate	874	1,860	3,238	3,592
Home equity	1,621	2,489	—	2,082
Personal	—	5,052	13,754	7,639

Total	$97,690	$92,004	$100,909	$75,404

At June 30, 2012 and December 31, 2011, commitments to lend additional funds to debtors whose loan terms have been modified in a troubled debt restructuring (“TDR”) (both accruing and nonaccruing) totaled $9.1 million and $16.1 million, respectively.

Additions to Accruing Troubled Debt Restructurings during the Period

(Dollars in thousands)

	Quarters Ended June 30,
	2012			2011
		Outstanding Recorded Investment (1)			Outstanding Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	2	$1,800	$1,650	8	$41,230	$41,230
Other concession (3)	—	—	—	3	10,471	10,471

Total commercial	2	1,800	1,650	11	51,701	51,701
Commercial real estate
Extension of maturity date (2)	1	219	219	5	3,323	3,323
Residential real estate
Extension of maturity date (2)	—	—	—	2	374	374
Home equity
Extension of maturity date (2)	—	—	—	1	26	26

Total accruing	3	$2,019	$1,869	19	$55,424	$55,424

Change in recorded investment due to principal paydown at time of modification			$150			$—

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.
(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.
(3)	Other concessions primarily include interest rate reductions, loan increases, and deferral of principal.

Additions to Nonaccrual Troubled Debt Restructurings during the Period (Continued)

(Dollars in thousands)

	Quarters Ended June 30,
	2012			2011
		Outstanding Recorded Investment (1)			Outstanding Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	1	$1,573	$1,573	—	$—	$—
Other concession (3)	1	14,322	14,512	—	—	—

Total commercial	2	15,895	16,085	—	—	—
Commercial real estate
Extension of maturity date (2)	—	—	—	1	662	662
Other concession (3)	1	16,281	16,186	1	1,021	1,021

Total commercial real estate	1	16,281	16,186	2	1,683	1,683
Construction
Extension of maturity date (2)	—	—	—	1	179	179
Residential real estate
Extension of maturity date (2)	1	223	223	2	1,208	1,208
Other concession (3)	—	—	—	1	696	696

Total residential real estate	1	223	223	3	1,904	1,904
Home equity
Extension of maturity date (2)	—	—	—	1	147	147
Other concession (3)	1	488	488	1	490	490

Total home equity	1	488	488	2	637	637

Total nonaccrual	5	$32,887	$32,982	8	$4,403	$4,403

Change in recorded investment due to principal paydown at time of modification			$95			$—

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.
(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.
(3)	Other concessions primarily include interest rate reductions, loan increases, and deferral of principal.

Additions to Accruing Troubled Debt Restructurings during the Period (Continued)

(Dollars in thousands)

	Six Months Ended June 30,
	2012			2011
		Outstanding Recorded Investment (1)			Outstanding Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	5	$33,488	$33,338	13	$44,986	$44,986
Other concession (3)	—	—	—	4	12,165	12,165
Multiple note structuring	1	17,596	11,796	—	—	—

Total commercial	6	51,084	45,134	17	57,151	57,151
Commercial real estate
Extension of maturity date (2)	2	3,313	2,513	10	6,496	6,496
Multiple note structuring	—	—	—	3	18,827	10,610

Total commercial real estate	2	3,313	2,513	13	25,323	17,106
Residential real estate
Extension of maturity date (2)	3	2,182	2,182	2	374	374
Other concession (3)	1	200	200	—	—	—

Total residential real estate	4	2,382	2,382	2	374	374
Home equity
Extension of maturity date (2)	1	125	125	2	203	203
Personal
Extension of maturity date (2)	—	—	—	1	265	265
Other concession (3)	—	—	—	1	252	252

Total personal	—	—	—	2	517	517

Total accruing	13	$56,904	$50,154	36	$83,568	$75,351

Change in recorded investment due to principal paydown at time of modification			$950			$400
Change in recorded investment due to charge- offs as part of the multiple note structuring			$5,800			$7,817

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.
(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.
(3)	Other concessions primarily include interest rate reductions, loan increases, and deferral of principal.

Additions to Nonaccrual Troubled Debt Restructurings during the Period (Continued)

(Dollars in thousands)

	Six Months Ended June 30,
	2012			2011
		Outstanding Recorded Investment (1)			Outstanding Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	1	$1,573	$1,573	1	$119	$119
Other concession (3)	2	17,322	17,512	1	128	128

Total commercial	3	18,895	19,085	2	247	247
Commercial real estate
Extension of maturity date (2)	4	823	823	3	4,015	4,015
Other concession (3)	1	16,281	16,186	2	6,208	6,208

Total commercial real estate	5	17,104	17,009	5	10,223	10,223
Construction
Extension of maturity date (2)	—	—	—	1	179	179
Residential real estate
Extension of maturity date (2)	1	223	223	3	1,446	1,446
Other concession (3)	—	—	—	1	696	696

Total residential real estate	1	223	223	4	2,142	2,142
Home equity
Extension of maturity date (2)	—	—	—	1	147	147
Other concession (3)	1	488	488	1	490	490

Total home equity	1	488	488	2	637	637
Personal
Extension of maturity date (2)	—	—	—	2	125	110

Total nonaccrual	10	$36,710	$36,805	16	$13,553	$13,538

Change in recorded investment due to principal paydown at time of modification			$95			$15

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.
(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.
(3)	Other concessions primarily include interest rate reductions, loan increases, and deferral of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve determination. However, our general reserve methodology considers the amount and characteristics of the TDRs removed as one of many credit or portfolio considerations in establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are specifically evaluated for impairment at the end of each quarter with a specific valuation reserve created, if necessary, as a component of the allowance for loan losses. Refer to the “Impaired Loan” and “Allowance for Loan Loss” sections of Note 1, “Summary of Significant Accounting Policies” to the Notes to Consolidated Financial Statements of our 2011 Annual Report on Form 10-K regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $27.5 million and $25.7 million in specific reserves for nonaccrual TDRs at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, there was $47,000 in specific reserves for accruing TDRs. There were no specific reserves for accruing TDRs at December 31, 2011.

The following table presents the recorded investment and number of loans modified as an accruing TDR during the previous 12 months which subsequently became nonperforming during the quarter and six months ended June 30, 2012 and 2011. A loan becomes nonperforming and placed on nonaccrual status typically when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than when the loan becomes 90 days past due.

Troubled Debt Restructurings

That Became Nonperforming Within 12 Months of Restructuring

(Dollars in thousands)

	2012		2011
	Number of Borrowers	Recorded Investment(1)	Number of Borrowers	Recorded Investment(1)
Quarters Ended June 30
Commercial	1	$16,500	1	$245
Commercial real estate	—	—	9	8,751

Total	1	$16,500	10	$8,996

Six Months Ended June 30
Commercial	1	$16,500	3	$400
Commercial real estate	1	97	10	9,095
Construction	—	—	1	960

Total	2	$16,597	14	$10,455

(1)	Represents amounts as of the balance sheet date from the quarter the default was first reported.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 6 for a detailed discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans

(Amounts in thousands)

	Quarters Ended June 30,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2012
Allowance for Loan Losses:
Balance at beginning of period	$59,911	$97,021	$3,180	$6,560	$6,601	$10,571	$183,844
Loans charged-off	(7,769)	(17,924)	(828)	(1,006)	(4)	(6,341)	(33,872)
Recoveries on loans previously charged-off	634	4,150	1,664	2	314	163	6,927

Net charge-offs	(7,135)	(13,774)	836	(1,004)	310	(6,178)	(26,945)
Provision for loan losses	12,409	1,239	(1,235)	1,273	153	3,564	17,403

Balance at end of period	$65,185	$84,486	$2,781	$6,829	$7,064	$7,957	$174,302

Ending balance, individually evaluated for impairment (1)	$17,975	$30,786	$146	$1,629	$2,864	$4,697	$58,097
Ending balance, collectively evaluated for impairment	$47,210	$53,700	$2,635	$5,200	$4,200	$3,260	$116,205

Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$142,059	$132,421	$555	$11,902	$13,684	$6,408	$307,029
Ending balance, loans collectively evaluated for impairment	5,766,552	2,491,321	170,459	318,352	160,447	222,075	9,129,206

Total recorded investment in loans	$5,908,611	$2,623,742	$171,014	$330,254	$174,131	$228,483	$9,436,235

2011
Allowance for Loan Losses:
Balance at beginning of period	$64,695	$114,186	$24,098	$5,973	$4,833	$4,452	$218,237
Loans charged-off	(10,512)	(25,402)	(8,275)	(186)	(508)	(434)	(45,317)
Recoveries on loans previously charged-off	707	511	56	40	15	312	1,641

Net charge-offs	(9,805)	(24,891)	(8,219)	(146)	(493)	(122)	(43,676)
Provision for loan losses	1,462	22,240	1,852	1,238	2,286	2,647	31,725

Balance at end of period	$56,352	$111,535	$17,731	$7,065	$6,626	$6,977	$206,286

Ending balance, individually evaluated for impairment (1)	$10,352	$44,535	$8,131	$1,665	$3,126	$3,877	$71,686
Ending balance, collectively evaluated for impairment	$46,000	$67,000	$9,600	$5,400	$3,500	$3,100	$134,600

Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$114,184	$230,277	$46,152	$19,663	$12,911	$31,875	$455,062
Ending balance, loans collectively evaluated for impairment	4,758,973	2,467,143	319,909	281,587	177,780	212,188	8,217,580

Total recorded investment in loans	$4,873,157	$2,697,420	$366,061	$301,250	$190,691	$244,063	$8,672,642

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses (Continued)

(Amounts in thousands)

	Six Months Ended June 30,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2012
Balance at beginning of year	$60,663	$94,905	$12,852	$6,376	$4,022	$12,776	$191,594
Loans charged-off	(17,318)	(43,204)	(2,073)	(2,090)	(487)	(8,426)	(73,598)
Recoveries on loans previously charged-off	2,313	6,032	1,705	13	340	865	11,268

Net charge-offs	(15,005)	(37,172)	(368)	(2,077)	(147)	(7,561)	(62,330)
Provision (release)for loan losses	19,527	26,753	(9,703)	2,530	3,189	2,742	45,038

Balance at end of period	$65,185	$84,486	$2,781	$6,829	$7,064	$7,957	$174,302

2011
Balance at beginning of year	$70,115	$110,853	$19,778	$5,321	$5,764	$10,990	$222,821
Loans charged-off	(14,712)	(54,811)	(8,337)	(572)	(1,955)	(7,221)	(87,608)
Recoveries on loans previously charged-off	1,172	783	153	42	25	467	2,642

Net charge-offs	(13,540)	(54,028)	(8,184)	(530)	(1,930)	(6,754)	(84,966)
(Release) provision for loan losses	(223)	54,710	6,137	2,274	2,792	2,741	68,431

Balance at end of period	$56,352	$111,535	$17,731	$7,065	$6,626	$6,977	$206,286

Reserve for Unfunded Commitments (1)

(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$8,210	$8,119	$7,277	$8,119
Provision for unfunded commitments	—	(1,133)	933	(1,133)

Balance at end of period	$8,210	$6,986	$8,210	$6,986

Unfunded commitments, excluding covered assets, at period end (1)	$4,552,903	$3,810,271

(1)	Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit.

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

The carrying amount of covered assets is presented in the following table.

Covered Assets

(Amounts in thousands)

	June 30, 2012				December 31, 2011
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$6,984	$18,587	$—	$25,571	$10,489	$21,079	$—	$31,568
Commercial real estate loans	25,137	88,278	—	113,415	38,433	111,777	—	150,210
Residential mortgage loans	306	46,692	—	46,998	292	50,111	—	50,403
Consumer installment and other	291	4,831	289	5,411	281	5,518	324	6,123
Foreclosed real estate	—	—	29,472	29,472	—	—	30,342	30,342
Asset in lieu	—	—	11	11	—	—	—	—
Estimated loss reimbursement by the FDIC	—	—	23,904	23,904	—	—	38,161	38,161

Total covered assets	32,718	158,388	53,676	244,782	49,495	188,485	68,827	306,807
Allowance for covered loan losses	(8,522)	(13,211)	—	(21,733)	(14,727)	(11,212)	—	(25,939)

Net covered assets	$24,196	$145,177	$53,676	$223,049	$34,768	$177,273	$68,827	$280,868

Nonperforming covered loans (1)		$19,975				$19,894

(1)

Excludes purchased impaired loans which are accounted for on a pool basis based on common risk characteristics as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Because we are recognizing interest income on each pool of loans, all purchased impaired loans are considered to be performing.

At the date of purchase, all purchased loans and the related indemnification asset were recorded at fair value. On an ongoing basis, the accounting for purchased loans and the related indemnification asset follows applicable authoritative accounting guidance for purchased nonimpaired loans and purchased impaired loans. The amounts we ultimately realize on these loans and the related indemnification asset could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods compared to what is assumed in our current assessment of fair value. Our losses on loans and foreclosed real estate may be mitigated to the extent covered under the specific terms and provisions of our loss share agreement with the FDIC.

The allowance for covered loan losses is determined in a manner consistent with our policy for the originated loan portfolio.

The following table presents changes in the allowance for covered loan losses for the periods presented.

Allowance for Covered Loan Losses

(Amounts in thousands)

	Quarters Ended June 30,
	2012			2011
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
Balance at beginning of period	$12,871	$13,452	$26,323	$11,690	$8,048	$19,738
Loans charged-off	(580)	(22)	(602)	—	—	—
Recoveries on loans previously charged-off	193	49	242	326	1	327

Net (charge-offs) recoveries	(387)	27	(360)	326	1	327
(Release) provision for covered loan losses (1)	(3,962)	(268)	(4,230)	(3,199)	38	(3,161)

Balance at end of period	$8,522	$13,211	$21,733	$8,817	$8,087	$16,904

(1)

Includes a release for credit losses of $365,000 and $632,000 recorded in the Consolidated Statements of Income for the quarters ended June 30, 2012 and 2011, respectively, representing the Company’s 20% non-reimbursable portion under the loss share agreement.

	Six Months Ended June 30,
	2012			2011
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
Balance at beginning of period	$14,727	$11,212	$25,939	$8,601	$6,733	$15,334
Loans charged-off	(580)	(24)	(604)	—	(1)	(1)
Recoveries on loans previously charged-off	239	63	302	329	44	373

Net (charge-offs) recoveries	(341)	39	(302)	329	43	372
(Release) provision for covered loan losses (1)	(5,864)	1,960	(3,904)	(113)	1,311	1,198

Balance at end of period	$8,522	$13,211	$21,733	$8,817	$8,087	$16,904

(1)

Includes a (release) provision for credit losses of $(299,000) and $240,000 recorded in the Consolidated Statements of Income for the six months ended June 30, 2012 and 2011, respectively, representing the Company’s 20% non-reimbursable portion under the loss share agreement.

Disposals (including sales) of loans or foreclosed property result in removal of the asset from the covered asset portfolio at its carrying amount.

Changes in the carrying amount and accretable yield for purchased impaired loans that evidenced deterioration at the acquisition date are set forth in the following table.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount

(Amounts in thousands)

	2012		2011
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Quarters Ended June 30
Balance at beginning of period	$3,643	$42,002	$15,928	$67,977
Payments received	—	(2,789)	—	(4,915)
Charge-offs/disposals(1)	(2,050)	(6,793)	(790)	(1,845)
Reclassifications from nonaccretable difference, net	1,388	—	(4,199)	—
Accretion	(298)	298	(1,324)	1,324

Balance at end of period	$2,683	$32,718	$9,615	$62,541

Six Months Ended June 30
Balance at beginning of period	$5,595	$49,495	$13,253	$71,258
Payments received	—	(6,428)	—	(8,618)
Charge-offs/disposals(1)	(2,226)	(11,159)	(1,188)	(2,883)
Reclassifications from nonaccretable difference, net	124	—	334	—
Accretion	(810)	810	(2,784)	2,784

Balance at end of period	$2,683	$32,718	$9,615	$62,541

Contractual amount outstanding at period end		$44,052		$97,547

(1)	Includes transfers to covered foreclosed real estate.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment

(Amounts in thousands)

	June 30,	December 31,
	2012	2011
Banking	$81,755	$81,755
Trust and Investments	12,791	12,816

Total goodwill	$94,546	$94,571

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. Our annual goodwill test was performed as of October 31, 2011, and it was determined that no impairment existed as of that date.

There were no impairment charges for goodwill recorded in 2011. The Company is not aware of any events or circumstances that would result in goodwill impairment as of June 30, 2012.

Goodwill decreased by $25,000 during the first six months of 2012 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar Investment Counsel, LLC (“Lodestar”), an investment management firm and wholly-owned subsidiary of the Company.

We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 7 years to 15 years. We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During second quarter 2012, there were no events or circumstances to indicate there may be impairment of intangible assets, and no impairment charges for other intangible assets were recorded in 2011.

Other Intangible Assets

(Amounts in thousands)

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Core deposit intangible	$18,093	$18,093	$6,222	$5,079	$11,871	$13,014
Client relationships	5,037	4,900	2,756	2,561	2,281	2,339

Total	$23,130	$22,993	$8,978	$7,640	$14,152	$15,353

Additional Information—Other Intangible Assets

June 30, 2012
Weighted average remaining life at period end (in years):
Core deposit intangible	5
Client relationships	7

Amortization expense for other intangible assets totaled $669,000 and $375,000 for the quarters ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, amortization expense totaled $1.3 million and $751,000, respectively.

Scheduled Amortization of Other Intangible Assets

(Amounts in thousands)

Total
Year ending December 31,
2012:
Remaining six months	$1,345
2013	3,118
2014	3,208
2015	2,656
2016	2,362
2017 and thereafter	1,463

Total	$14,152

8. SHORT-TERM BORROWINGS

Summary of Short-Term Borrowings

(Dollars in thousands)

	June 30, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$335,000	0.24%	$156,000	0.33%

Other Information:
Unused overnight federal funds availability (1)	$345,000		$200,000
Borrowing capacity through the FRB’s discount window primary credit program (2)	$893,866		$1,074,687
Unused FHLB advances availability	$276,345		$261,490
Weighted average remaining maturity of FHLB advances at period end (in months)	0.5		1.8

(1)	Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability.
(2)	Includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

As a member of the FHLB Chicago, we have access to a borrowing capacity of $576.7 million at June 30, 2012, of which $276.3 million was available subject to the availability of acceptable collateral to pledge. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less and are secured by qualifying residential and multi-family mortgages, commercial real estate loans and home equity lines of credit.

9. LONG-TERM DEBT

Long-Term Debt

(Dollars in thousands)

	June 30, 2012	December 31, 2011
Parent Company:
3.12% junior subordinated debentures due 2034 (1)(a)	$8,248	$8,248
2.18% junior subordinated debentures due 2035 (2)(a)	51,547	51,547
1.97% junior subordinated debentures due 2035 (3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068 (a)	143,760	143,760

Subtotal	244,793	244,793

Subsidiaries:
FHLB advances	10,000	15,000
3.97% subordinated debt facility due 2015 (4)(b)	120,000	120,000

Subtotal	130,000	135,000

Total long-term debt	$374,793	$379,793

Weighted average interest rate of FHLB long-term advances at period end	4.15%	4.42%
Weighted average remaining maturity of FHLB long-term advances at period end (in years).	4.9	4.1

(1)	Variable rate in effect at June 30, 2012, based on six-month LIBOR + 2.65%.
(2)	Variable rate in effect at June 30, 2012, based on six-month LIBOR + 1.71%.
(3)	Variable rate in effect at June 30, 2012, based on six-month LIBOR + 1.50%.
(4)	Variable rate in effect at June 30, 2012, based on six-month LIBOR + 3.50%.
(a)

Qualifies as Tier I capital for regulatory capital purposes under current guidelines. Tier I capital treatment is proposed to be phased out over a ten-year period starting in January 2013 under recently proposed capital rules that would revise and replace current regulatory capital requirements. These instruments would continue to qualify as Tier II capital under the proposal.

(b)

Effective in the third quarter 2010, Tier II capital qualification was reduced by 20% of the total balance outstanding and annually thereafter is reduced by an additional 20%. As of June 30, 2012 and December 31, 2011, 60% of the balance qualified as Tier II capital for regulatory capital purposes.

We have $244.8 million in junior subordinated debentures issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable trust preferred securities. Refer to Note 10 for further information on the nature and terms of these and previously issued debentures.

FHLB long-term advances have fixed interest rates and were secured by residential mortgage-backed securities.

The Company’s wholly-owned bank subsidiary, The PrivateBank and Trust Company (the “Bank”) has $120.0 million outstanding under a 7-year subordinated debt facility due September 2015. The debt facility has a variable rate of interest based on LIBOR plus 3.50%, per annum, payable quarterly and re-prices quarterly. The debt may be prepaid at any time prior to maturity without penalty and is subordinate to any future senior indebtedness.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt

(Amounts in thousands)

Total
Year ending December 31,
2013	$—
2014	2,000
2015	123,000
2016	—
2017 and thereafter	249,793

Total	$374,793

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of June 30, 2012, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company obligated mandatorily redeemable trust preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company (“Debentures”). The Debentures held by the trusts, which in aggregate total $244.8 million, are the sole assets of each respective trust. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The guarantee covers the distributions and payments on the Trust Preferred Securities including on liquidation or redemption of the Trust Preferred Securities, but only to the extent of funds held by the respective trust. We have the right to redeem the Debentures held by PrivateBancorp Statutory Trust IV (the “Series IV Debentures”) in whole or in part, on or after June 13, 2013, subject to certain considerations. We may also have the right to redeem the Series IV Debentures prior to June 13, 2013, if future legislative or regulatory changes impact our capital treatment of the related Trust Preferred Securities. We currently have the right to redeem, in whole or in part, all the other Debentures, in each case at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The repayment, redemption or repurchase of the Debentures would result in a corresponding repayment, redemption or repurchase of the related series of Trust Preferred Securities.

In connection with the issuance in 2008 of the Series IV Debentures, which rank junior to the other Debentures, we entered into a replacement capital covenant that relates to redemption of the Series IV Debentures and the related Trust Preferred Securities. Under the replacement capital covenant, we committed, for the benefit of certain debt holders, that we would not repay, redeem or repurchase the Series IV Debentures or the related Trust Preferred Securities prior to June 2048 unless we have (1) obtained regulatory approval, and (2) raised certain amounts of qualifying equity or equity-like replacement capital within the 180 day period prior to the date of repayment, redemption or repurchase. The replacement capital covenant benefits holders of our “covered debt” as specified under the terms of the replacement capital covenant. Currently, under the replacement capital covenant, the “covered debt” is the Debentures held by PrivateBancorp Statutory Trust II. We may amend or terminate the replacement capital covenant in certain circumstances without the consent of the holders of the covered debt.

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

Common Securities, Preferred Securities, and Related Debentures

(Dollars in thousands)

		Common	Trust Preferred		Earliest		Principal Amount of Debentures
	Issuance Date	Securities Issued	Securities Issued (1)	Coupon Rate (2)	Redemption Date (on or after) (3)	Maturity	June 30, 2012	December 31, 2011
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	3.12%	Jun. 17, 2009	Jun. 2034	$8,248	$8,248

PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	2.18%	Sep. 15, 2010	Sep. 2035	51,547	51,547

PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.97%	Dec. 15, 2010	Dec. 2035	41,238	41,238

PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun. 13, 2013	Jun. 2068	143,760	143,760

Total		$3,043	$241,750				$244,793	$244,793

(1)

The trust preferred securities accrue distributions at a rate equal to the interest rate on and have a maturity identical to that of the related Debentures. The trust preferred securities will be redeemed upon maturity of the related Debentures.

(2)

Reflects the coupon rate in effect at June 30, 2012. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on six-month LIBOR plus 2.65%. The coupon rates for the PrivateBancorp Statutory Trusts II and III are at a variable rate based on six-month LIBOR plus 1.71% for Trust II and six-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions for all of the Trusts are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years in the case of the Debentures held by Trust IV, and five years in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would be restricted. The Federal Reserve has the ability to prevent interest payments on the Debentures.

(3)

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. Subject to restrictions relating to our participation in the TARP CPP, the Debentures are redeemable in whole or in part prior to maturity at any time after the dates shown in the table, and in the case of Trust IV earlier at our discretion if certain events occur. It is anticipated that adoption of currently proposed capital rules would constitute a capital treatment event that would allow us to redeem early if certain conditions are satisfied, including those set forth in the replacement capital covenant to the extent then applicable. In addition, in any event, we may redeem only after we have obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

11. EQUITY

Comprehensive Income

Components of Accumulated Other Comprehensive Income

(Amounts in thousands)

	Six Months Ended June 30,
	2012			2011
	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Gain (Loss) on Effective Cash Flow Hedges	Total	Unrealized Gain (Loss) on Available-for- Sale Securities
Balance at beginning of year	$45,140	$1,557	$46,697	$20,078
Increase in unrealized gains on securities	2,264	—	2,264	21,652
Increase in unrealized gains on cash flow hedges	—	6,379	6,379	—
Deferred tax liability on increase in unrealized gains and other accumulated other comprehensive income tax adjustments	(995)	(2,522)	(3,517)	(8,619)
Reclassification adjustment of net gains included in net income	(66)	(1,317)	(1,383)	(953)
Reclassification adjustment for tax expense on realized net gains	26	521	547	377

Balance at end of period	$46,369	$4,618	$50,987	$32,535

12. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share

(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings per common share

Net income attributable to controlling interests	$17,504	$8,960	$31,759	$19,862
Preferred dividends and discount accretion of preferred stock	3,442	3,419	6,878	6,834

Net income available to common stockholders	14,062	5,541	24,881	13,028
Earnings allocated to participating stockholders(1)	263	75	430	144

Earnings allocated to common stockholders	$13,799	$5,466	$24,451	$12,884

Weighted-average common shares outstanding	70,956	70,428	70,868	70,388
Basic earnings per common share	$0.19	$0.08	$0.35	$0.18

Diluted earnings per common share

Earnings allocated to common stockholders (2)	$13,799	$5,466	$24,450	$12,883

Weighted-average common shares outstanding:
Weighted-average common shares outstanding	70,956	70,428	70,868	70,388
Dilutive effect of stock awards (3)	191	235	173	214

Weighted-average diluted common shares outstanding	71,147	70,663	71,041	70,602

Diluted earnings per common share	$0.19	$0.08	$0.34	$0.18

(1)

Participating stockholders are those that hold unvested shares or units that contain nonforfeitable rights to dividends or dividend equivalents. Such shares or units are considered participating securities (i.e., the Company’s deferred stock units and nonvested restricted stock awards and restricted stock units, excluding certain awards with forfeitable rights to dividends).

(2)

Earnings allocated to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

(3)

The following table presents outstanding non-participating securities that were not included in the computation of diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	3,834	3,626	3,854	3,620
Unvested stock/unit awards	78	175	82	216

Warrant related to the U.S. Treasury Capital Purchase Program	645	645	645	645

13. INCOME TAXES

Income Tax Provision Analysis

(Dollars in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income before income taxes	$30,696	$15,338	$54,646	$28,591

Income tax provision:
Current income tax provision	$15,279	$3,879	$16,526	$6,020
Deferred income tax provision	(2,087)	2,441	6,361	2,579

Total income tax provision	$13,192	$6,320	$22,887	$8,599

Effective tax rate	43.0%	41.2%	41.9%	30.1%

Deferred Tax Assets

Net deferred tax assets totaled $97.0 million at June 30, 2012 and $106.3 million at December 31, 2011. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

At June 30, 2012, we concluded that it was more likely than not the deferred tax assets will be realized and no valuation allowance was recorded. In making this determination, we relied in part on the fact that we were not in a cumulative book loss position for financial statement purposes, measured on a trailing three-year basis. In addition, we considered our recent earnings history, on both a book and tax basis, and our outlook for earnings in future periods. Our expectation of pre-tax book earnings in future periods should give rise to taxable income levels (exclusive of reversing temporary differences) that more likely than not will be sufficient to absorb the deferred tax assets.

As of June 30, 2012 and December 31, 2011, there were $122,000 and $454,000 respectively, of unrecognized tax benefits relating to uncertain tax positions that would favorably affect the effective tax rate, if recognized in future periods.

14. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce interest rate risk, as it relates to mortgage loan commitments and planned sales, and foreign currency volatility. We also use these instruments to accommodate our clients as we provide them with risk management solutions. Additionally, we hold warrants received from borrowers in connection with loan restructurings that are accounted for as derivatives. None of the above-mentioned end-user and client-related derivatives were designated as hedging instruments at June 30, 2012 and December 31, 2011.

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

Composition of Derivative Instruments and Fair Value

(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
		Fair		Fair		Fair		Fair
	Notional (1)	Value	Notional (1)	Value	Notional (1)	Value	Notional (1)	Value
Derivatives designated as hedging instruments(2):
Interest rate contracts	$300,000	$6,640	$200,000	$2,586	$—	$—	$—	$—

Derivatives not designated as hedging instruments:
Capital markets group derivatives(4):
Interest rate contracts	$3,294,148	$105,879	$2,985,774	$104,482	$3,294,148	$109,766	$2,985,774	$107,612
Foreign exchange contracts	115,041	3,501	101,401	5,203	115,041	2,744	101,401	4,517
Credit contracts(1)	43,070	14	43,218	12	146,092	44	94,921	32

Subtotal		109,394		109,697		112,554		112,161
Netting adjustments(3)		(6,781)		(8,021)		(6,781)		(8,021)

Total		$102,613		$101,676		$105,773		$104,140

Other derivatives(2):
Foreign exchange contracts	$—	$—	$8,217	$196	$354	$2	$3,883	$26
Mortgage banking derivatives		286		563		289		683
Warrants		19		—		—		—

Subtotal		305		759		291		709

Total derivatives not designated as hedging instruments		$102,918		$102,435		$106,064		$104,849

Grand total derivatives		$109,558		$105,021		$106,064		$104,849

(1)	The remaining average notional amounts are shown for credit contracts.
(2)

The fair value of derivative assets and liabilities designated as hedging instruments and other derivative assets and liabilities not designated as hedging instruments are reported in other assets and other liabilities on the Consolidated Statements of Financial Condition, respectively.

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

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All requirements were met on June 30, 2012 and December 31, 2011.

Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features

(Amounts in thousands)

	June 30, 2012	December 31, 2011
Fair value of derivatives with credit contingency features in a net liability position	$60,847	$56,586
Collateral posted for those transactions in a net liability position	$59,975	$56,082
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$225	$321
Outstanding derivative instruments that would be immediately settled	$54,911	$48,677

Derivatives Designated in Hedge Relationships

The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash flow hedges –In the third quarter 2011, we began a cash flow hedging program by entering into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loans to fixed rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the Consolidated Statements of Income. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of June 30, 2012, the maximum length of time over which forecasted interest cash flows are hedged is six years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income

Related to Interest Rate Swaps Designated as Cash Flow Hedge

(Amounts in thousands)

	June 30, 2012
	Quarter Ended		Six Months Ended
	Pre-Tax	After-tax	Pre-Tax	After-tax
Unrealized gain at beginning of period	$3,210	$1,933	$2,586	$1,557
Amount of gain recognized in AOCI (effective portion)	5,233	3,167	6,379	3,857
Amount reclassified from AOCI to interest income on loans	(795)	(482)	(1,317)	(796)

Unrealized gain at end of period	$7,648	$4,618	$7,648	$4,618

As of June 30, 2012, $1.8 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2012.

During the first six months of 2012, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. We are required to reclassify such gains or losses related to ineffectiveness in circumstances where the original forecasted transaction was no longer probable of occurring.

Derivatives Not Designated in Hedge Relationships

End-User Derivatives – We enter into derivatives that include commitments to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans when customer interest rate lock commitments are entered into to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale which totaled $35.3 million at June 30, 2012. At June 30, 2012, we had approximately $160.6 million of interest rate lock commitments and $195.9 million of forward commitments for the future delivery of residential mortgage loans with rate locks at rates consistent with the lock commitment.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than U.S. dollars. Currently our exposure is to the Euro on $352,000 of loans and we manage this risk by using currency forward derivatives.

We also hold warrants received from one borrower in connection with a loan restructuring that are accounted for as derivative assets. At June 30, 2012, the fair value of these warrants was $19,000.

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

The maximum potential amount of future undiscounted payments that we could be required to make under our written RPAs assumes that the underlying derivative counterparty defaults and that the floating interest rate index of the underlying derivative remains at zero percent. In the event that we would have to pay out any amounts under our RPAs, we will seek to maximize the recovery of these amounts from assets that our clients pledged as collateral for the derivative and the related loan.

Risk Participation Agreements

(Dollars in thousands)

	June 30, 2012	December 31, 2011
Fair value of written RPAs	$(44)	$(32)
Range of remaining terms to maturity (in years)	Less than 1 to 5	Less than 1 to 4
Range of assigned internal risk ratings	2 to 4	3 to 4
Maximum potential amount of future undiscounted payments	$5,798	$3,075
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	66%	55%

Gain (Loss) Recognized on Derivative Instruments

Not Designated in Hedging Relationship

(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gain on derivatives recognized in capital markets products income:
Interest rate contracts	$4,356	$2,339	$9,878	$5,795
Foreign exchange contracts	1,510	1,535	3,202	2,535
Credit contracts	167	(3)	302	30

Total capital markets group derivatives	6,033	3,871	13,382	8,360

Gain (loss) on other derivatives recognized in deposit service charges and fees and other income:
Foreign exchange derivatives	11	224	(171)	86
Mortgage banking derivatives	40	59	117	128
Warrants	19	—	19	—

Total other derivatives	70	283	(35)	214

Total derivatives	$6,103	$4,154	$13,347	$8,574

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

Contractual or Notional Amounts of Financial Instruments

(Amounts in thousands)

	June 30, 2012	December 31, 2011
Commitments to extend credit:
Home equity lines	$157,316	$159,072
Residential 1-4 family construction	36,315	34,167
Commercial real estate	635,038	539,667
Commercial and industrial	3,251,537	3,197,347
All other commitments	188,984	176,916

Total commitments to extend credit	$4,269,190	$4,107,169

Letters of credit:
Financial standby	$278,589	$341,502
Performance standby	26,142	26,212
Commercial letters of credit	4,765	2,127

Total letters of credit	$309,496	$369,841

Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion or for the amounts issued but not drawn on letters of credit. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of June 30, 2012, we had a reserve for unfunded commitments of $8.2 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors including: the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $760,000 as of June 30, 2012. We amortize these amounts into income over the commitment period. As of June 30, 2012, standby letters of credit had a remaining weighted-average term of approximately 14 months, with remaining actual lives ranging from less than 1 year to 19 years.

Other Commitments

The Company has unfunded commitments to investment funds that make qualifying investments for purposes of our compliance with the Community Reinvestment Act (“CRA”) as well as commitments to provide contributions to other investment partnerships totaling $3.7 million at June 30, 2012. Of these commitments, $527,000 related to legally binding unfunded commitments for tax-credit investments and was included within non-marketable equity investments and other liabilities on the Consolidated Statements of Financial Condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party vendor to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $3.8 million at June 30, 2012.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of June 30, 2012, we have not recorded any contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any payments under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. The losses for the quarter and six months ended June 30, 2012 and June 30, 2011 arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future payments relating to mortgage loans sold in prior periods.

Legal Proceedings

As of June 30, 2012, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

16. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

We measure, monitor, and disclose certain of our assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for securities available-for-sale, mortgage loans held-for-sale, derivative assets, derivative liabilities, and certain other assets and other liabilities. In addition, fair value is used on a non-recurring basis to apply lower-of-cost-or-market accounting to foreclosed real estate and certain other loans held-for-sale, evaluate assets or liabilities for impairment, including collateral-dependent impaired loans, and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, we use various valuation techniques and input assumptions when estimating fair value.

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

Mortgage Loans Held-for-Sale – Mortgage loans held-for-sale represent mortgage loan originations intended to be sold in the secondary market. We have elected the fair value option for mortgage loans originated with the intention of selling to a third party bank. The election of the fair value option aligns the accounting for these loans with the related mortgage banking derivatives used to economically hedge them. These mortgage loans are measured at fair value as of each reporting date, with changes in fair value recognized through mortgage banking non-interest income. The fair value of mortgage loans held-for-sale is determined based on prices obtained for loans with similar characteristics from third party sources. On a quarterly basis, the Company validates the overall reasonableness of the fair values obtained from third party sources by comparing prices obtained to prices received from various other pricing sources, and reviewing the reasonableness of prices based on Company knowledge of market liquidity and other market-related conditions. Mortgage loans held-for-sale are classified in level 2 of the valuation hierarchy.

Collateral-Dependent Impaired Loans – We do not record loans held for investment at fair value on a recurring basis. However, periodically, we record nonrecurring adjustments to reduce the carrying value of certain impaired loans based on fair value measurement. This population of impaired loans includes those for which repayment of the loan is expected to be provided solely by the underlying collateral. We measure the fair value of collateral-dependent impaired loans based on the fair value of the collateral securing these loans. A majority of collateral-dependent impaired loans are secured by real estate with the fair value generally determined based upon appraisals performed by a certified or licensed appraiser using a combination of valuation techniques such as sales comparison, income capitalization and cost approach and include inputs such as absorption rates, capitalization rates and comparables. We also consider other factors or recent developments that could result in adjustments to the collateral value estimates indicated in the appraisals. Accordingly, fair value estimates for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy. The carrying value of all impaired loans and the related specific reserves are disclosed in Note 4.

When collateral-dependent loans are determined to be impaired, updated appraisals for loans in excess of $500,000 are typically obtained every twelve months and evaluated internally by our appraisal department at least every six months. Additional diligence procedures are conducted on any appraisal with a value in excess of $250,000 but less than $500,000 upon request only and a technical review is required on appraisals with a value in excess of $1.0 million. In addition to the appraisal, both borrower and market-specific factors are taken into consideration, which may result in obtaining more frequent appraisal updates or internal assessments. Appraisals are conducted by third-party independent appraisers under internal direction and engagement. Appraisals are either reviewed internally by our appraisal department or are sent to an outside firm if appropriate. Both levels of review involve a scope appropriate for the complexity and risk associated with the loan and its collateral. As part of our internal review process, we consider other factors or recent developments that could adjust the valuations indicated in the appraisals or internal reviews. The Company’s internal appraisal review process validates the reasonableness of appraisals in conjunction with analyzing sales and market data from an array of market sources.

Covered Asset OREO and OREO – Covered asset OREO and OREO generated from our originated book of business are valued on a nonrecurring basis using third-party appraisals of each property and our judgment of other relevant market conditions and are classified in level 3 of the valuation hierarchy. As part of our internal review process, we consider other factors or recent developments that could adjust the valuations indicated in the appraisals or internal reviews. Updated appraisals on both OREO portfolios are typically obtained every twelve months and evaluated internally at least every six months. In addition, both property-specific and market-specific factors as well as collateral type factors are taken into consideration, which may result in obtaining more frequent appraisal updates or internal assessments. Appraisals are conducted by third-party independent appraisers under internal direction and engagement using a combination of valuation techniques such as sales comparison, income capitalization and cost approach and include inputs such as absorption rates, capitalization rates and comparables. Any appraisal with a value in excess of $250,000 is subject to a compliance review. Appraisals received with a value in excess of $1.0 million are subject to a technical review. Appraisals are either reviewed internally by our appraisal department or sent to an outside technical firm if appropriate. Both levels of review involve a scope appropriate for the complexity and risk associated with the OREO. To validate the reasonableness of the appraisals obtained, the Company compares the appraised value to the actual sales price of properties sold and analyzes the reasons why a property may be sold for less than its appraised value.

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

Level 3 derivatives include risk participation agreements and derivatives associated with clients whose loans are risk rated 6 or higher (“watch list derivative”). Refer to “Credit Quality Indicators” in Note 4 for further discussion on risk ratings. For these level 3 derivatives, the Company obtains prices from third party advisors, consistent with the valuation processes employed for the Company’s derivatives classified in level 2 of the fair value hierarchy, and then applies loss factors to adjust the prices obtained from third party advisors. The significant unobservable inputs that are employed in the valuation process for the risk participation agreements and watch list derivatives that cause these derivatives to be classified in level 3 of the fair value hierarchy are the historic loss factors specific to the particular industry segment and risk rating category. The loss factors are updated quarterly and are derived and aligned with the loss factors utilized in the calculation of the Company’s general reserve component of the allowance for loan losses. Changes in the fair value measurement of risk participation agreements and watch list derivatives are largely due to changes in the fair value of the derivative and to changes in the pertinent historic average loss rate.

Other Assets and Other Liabilities – Included in other assets and other liabilities are cash flow hedges designated in a hedging relationship, other end-user derivative instruments that we use to manage our foreign exchange and interest rate risk, and warrants received from borrowers in connection with loan restructurings that are accounted for as derivatives. Those derivative instruments with a positive fair value are reported as assets and those with a negative fair value are reported as liabilities. For derivative counterparties with which we have a master netting agreement, we elect to measure nonperformance risk on the basis of our net exposure to the counterparty. The fair value is determined based on prices obtained from third party advisors. The cash flow hedge derivatives and derivatives used to manage foreign exchange and interest rate risk are classified in level 2 of the valuation hierarchy. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third party advisors, including evaluating inputs and methodologies used by the third party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on Company knowledge of market liquidity and other market-related conditions. While we may challenge prices obtained from third party advisors based on our validation procedures, we have not altered the fair values ultimately provided by the third party advisors.

Warrants are classified in level 3 of the fair value hierarchy. Third party advisors use an option-pricing model to value the warrants. The significant unobservable inputs employed in the valuation model that cause the warrants to be classified in level 3 of the fair value hierarchy are the expected volatility of the borrower’s stock price and the expected term of the warrants. The valuation model is updated quarterly and is reviewed for reasonableness by management.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at June 30, 2012 and December 31, 2011 on a recurring basis.

Fair Value Measurements on a Recurring Basis

(Amounts in thousands)

	June 30, 2012				December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)	Total
Assets:
Securities available-for-sale
U.S. Treasury	$88,252	$—	$—	$88,252	$61,521	$—	$—	$61,521
U.S. Agencies	—	—	—	—	—	10,034	—	10,034
Collateralized mortgage obligations	—	305,268	—	305,268	—	356,000	—	356,000
Residential mortgage- backed securities	—	1,034,113	—	1,034,113	—	1,189,213	—	1,189,213
State and municipal	—	197,516	—	197,516	—	166,197	—	166,197
Foreign sovereign debt	—	500	—	500	—	500	—	500

Total securities available-for-sale	88,252	1,537,397	—	1,625,649	61,521	1,721,944	—	1,783,465
Mortgage loans held-for-sale	—	35,342	—	35,342	—	32,049	—	32,049
Capital market derivative assets(1)	—	101,486	1,127	102,613	—	100,849	827	101,676
Other assets(2)	—	286	19	305	—	759	—	759

Total assets	$88,252	$1,674,511	$1,146	$1,763,909	$61,521	$1,855,601	$827	$1,917,949

Liabilities:
Capital market derivative liabilities(1)	$—	$105,729	$44	$105,773	$—	$104,108	$32	$104,140
Other liabilities(2)	—	291	—	291	—	709	—	709

Total liabilities	$—	$106,020	$44	$106,064	$—	$104,817	$32	$104,849

(1)	Capital market derivative assets and derivative liabilities include client-related derivatives.
(2)

Other assets and other liabilities include derivatives designated in hedging relationships, derivatives for commitments to fund certain mortgage loans held-for-sale, end-user foreign exchange derivatives and warrants received from one borrower in connection with a loan restructuring.

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2011 and June 30, 2012.

There have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2011 to June 30, 2012.

Reconciliation of Beginning and Ending Fair Value for Those

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(Amounts in thousands)

	Quarters Ended June 30,
	2012			2011
	Derivative Assets	Warrants	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$1,043	$—	$(31)	$3,235	$(10)
Total gains (losses):
Included in earnings (1)	25	19	162	139	(1)
Purchases, issuances, sales and settlements:
Issuances	—	—	—	21	—
Settlements	(272)	—	(175)	(1,157)	—
Level 3 transfers in (out), net	331	—		131	—

Balance at end of period	$1,127	$19	$(44)	$2,369	$(11)

Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$45	$—	$161	$249	$1

	Six Months Ended June 30,
	2012			2011
	Derivative Assets	Warrants	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$827	$—	$(32)	$4,654	$(9)
Total gains (losses):
Included in earnings (1)	76	19	299	(137)	28
Purchases, issuances, sales and settlements:
Issuances	—	—	—	42	(30)
Settlements	(522)	—	(311)	(2,511)	—
Level 3 transfers in (out), net	746	—	—	321	—

Balance at end of period	$1,127	$19	$(44)	$2,369	$(11)

Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$96	$—	$299	$296	$(27)

(1)	Amounts disclosed in this line are included in the Consolidated Statements of Income as capital markets products income for derivatives and other income for warrants.

For the quarters ended June 30, 2012 and 2011, respectively, $365,000 and $131,000 of derivative assets were transferred from level 2 to level 3 of the valuation hierarchy due to a lack of observable market data, as there was deterioration in the credit risk of the derivative counterparty. Also, for the quarters ended June 30, 2012, $34,000 of derivative assets were transferred from level 3 to level 2 of the valuation hierarchy due to an improvement in the credit risk of the counterparty. For the six months ended June 30, 2012 and 2011, respectively, $887,000 and $631,000 of derivative assets were transferred from level 2 to level 3 and $141,000 and $310,000 were transferred from level 3 to level 2. We recognize transfers in and transfers out at the end of each quarterly reporting period.

Financial Instruments Recorded Using the Fair Value Option

Difference Between Aggregate Fair Value and Aggregate Remaining Principal Balance

for Mortgage Loans Held-For-Sale Elected to be Carried at Fair Value (1)

(Amounts in thousands)

	June 30, 2012	December 31, 2011
Aggregate fair value	$35,342	$32,049
Difference	(3)	(120)

Aggregate unpaid principal balance	$35,339	$31,929

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of June 30, 2012 and December 31, 2011, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the quarter and six months ended June 30, 2012 were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table presents the fair value of those assets that were subject to fair value adjustments during the first six months of 2012 and 2011, and still held at June 30, 2012 and 2011, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis

(Amounts in thousands)

	Fair Value		Losses
	June 30,		For the Six Months Ended June 30,
Financial Asset	2012	2011	2012	2011
Collateral-dependent impaired loans (1)	$83,980	$175,411	$22,132	$33,615
Covered assets - OREO (2) (3)	9,934	5,455	859	658
OREO (2)	57,431	40,567	13,729	10,245

Total	$151,345	$221,433	$36,720	$44,518

(1)

Represents the fair value of loans adjusted to the appraised value of the collateral with a write-down in fair value or change in specific reserves during the respective period. These fair value adjustments are recognized as part of the provision for loan losses charged to earnings.

(2)

Represents the fair value of foreclosed properties that were adjusted subsequent to their initial classification as foreclosed assets. Write-downs are recognized as a component of net foreclosed real estate expense in the Consolidated Statements of Income.

(3)	The 20% portion of any covered asset OREO write-down not reimbursed by the FDIC is recorded as net foreclosed real estate expense.

There have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2011 to June 30, 2012.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements

(Dollars in thousands)

Financial Instrument	Fair Value of Assets / (Liabilities) at June 30, 2012		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$1,199		Discounted cash flow	Loss factors	3.7–15.8%	6.7%
Risk participation agreements	(1,177	)(1)	Discounted cash flow	Loss factors	0.0–2.41%	0.5%
Collateral-dependent impaired loans	83,980		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	10.0–24.9%	15.1	%(2)
Warrants	19		Option pricing model	Expected volatility	99.8-137.8%	120.3%

				Expected term	1-6 years	2.5 years
OREO	$57,431		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	0.8-15.0%	11.9	%(2)

(1)	Represents fair value of underlying swap.
(2)	Weighted average is calculated based on assets with a property specific adjustment.

The significant unobservable inputs used in the fair value measurement of the risk participation agreements and watch list derivatives are the historic loss factors. A significant increase (decrease) in the pertinent loss factor would result in a significantly lower (higher) fair value measurement. For the warrants received from borrowers, the significant unobservable inputs are the expected term of the warrants and expected volatility of the borrower’s stock price. An increase in either of these inputs would result in an increase in fair value, while a decrease in either of these inputs would result in a decrease in fair value.

Estimated Fair Value of Certain Financial Instruments

U.S. GAAP requires disclosure of the estimated fair values of certain financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practical to estimate the fair value. Because the disclosure of estimated fair values provided herein excludes the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent total underlying value. Examples of non-financial instruments having value not disclosed herein include the future earnings potential of significant deposit customer relationships and the value of Trust and Investments’ operations and other fee-generating businesses. In addition, other significant assets including property, plant, and equipment and goodwill are not considered financial instruments and, therefore, have not been included in the disclosure.

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

Non-marketable equity investments – Non-marketable equity investments include FHLB stock and certain investments we have in investment funds that make qualifying investments for purposes of supporting our community reinvestment initiatives. The carrying value of FHLB stock approximates fair value as the stock is non-marketable, but can only be sold to the FHLB or another member institution at par. The carrying value of all other non-marketable equity investments approximates fair value.

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

Deposit liabilities – The fair values disclosed for noninterest-bearing deposits, savings deposits, interest-bearing demand deposits, and money market deposits are approximately equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for certificate of deposits and brokered deposits were estimated using present value techniques by discounting the future cash flows at rates based on internal models and broker quotes.

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

Long-term debt – At June 30, 2012, the fair value of the fixed-rate junior subordinated debentures was estimated using the unadjusted publically-available market price as of period end. At December 31, 2011, the fair value was estimated by discounting cash flows, using a discount rate we believe was appropriate based on quoted interest rates and entity specific adjustments. Based on a periodic evaluation of our valuation methodology, we determined that sufficient market information for the fixed-rate junior subordinated debentures was available to support a change in our valuation technique from year end.

The fair value of the subordinated debt, FHLB advances with remaining maturities greater than one year, and the variable-rate junior subordinated debentures is estimated by discounting future cash flows. For the FHLB advances with remaining maturities greater than one year, the Company discounts cash flows using quoted interest rates for similar financial instruments. For the subordinated debt and variable-rate junior subordinated debentures, we interpolate a discount rate we believe is appropriate based on quoted interest rates and entity specific adjustments.

Commitments – Given the limited interest rate exposure posed by the commitments outstanding at period end due to their variable rate structure, termination clauses provided in the agreements, and the market rate of fees charged, we have deemed the fair value of commitments outstanding to be immaterial.

Financial Instruments

(Amounts in thousands)

	As of June 30, 2012
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$141,563	$141,563	$141,563	$—	$—
Federal funds sold and other short-term investments	315,378	315,378	—	315,378	—
Loans held-for-sale	35,342	35,342	—	35,342	—
Securities available-for-sale	1,625,649	1,625,649	88,252	1,537,397	—
Securities held-to-maturity	693,277	706,748	—	706,748	—
Non-marketable equity investments	47,702	47,702	—	43,467	4,235
Loans, net of allowance for loan losses and unearned fees	9,261,933	9,119,121	—	—	9,119,121
Covered assets, net of allowance for covered loan losses	223,049	243,600	—	—	243,600
Accrued interest receivable	37,089	37,089	—	—	37,089
Investment in BOLI	51,751	51,751	—	—	51,751
Capital markets derivative assets	102,613	102,613	—	101,486	1,127
Financial Liabilities:
Deposits	$10,734,530	$10,745,791	$—	$7,852,083	$2,893,708
Short-term borrowings	335,000	335,212	—	335,212	—
Long-term debt	374,793	353,783	150,660	11,532	191,591
Accrued interest payable	5,855	5,855	—	—	5,855
Capital markets derivative liabilities	105,773	105,773	—	105,729	44

	As of December 31, 2011
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$156,131	$156,131	$156,131	$—	$—
Federal funds sold and other short-term investments	205,610	205,610	—	205,610	—
Loans held-for-sale	32,049	32,049	—	32,049	—
Securities available-for-sale	1,783,465	1,783,465	61,521	1,721,944	—
Securities held-to-maturity	490,143	493,230	—	493,230	—
Non-marketable equity investments	43,604	43,604	—	40,695	2,909
Loans, net of allowance for loan losses and unearned fees	8,816,967	8,465,358	—	—	8,465,358
Covered assets, net of allowance for covered loan losses	280,868	306,976	—	—	306,976
Accrued interest receivable	35,732	35,732	—	—	35,732
Investment in BOLI	50,966	50,966	—	—	50,966
Capital markets derivative assets	101,676	101,676	—	100,849	827
Financial Liabilities:
Deposits	$10,392,854	$10,405,158	$—	$8,217,765	$2,187,393
Short-term borrowings	156,000	156,047	—	156,047	—
Long-term debt	379,793	343,121	—	16,893	326,228
Accrued interest payable	5,567	5,567	—	—	5,567
Capital markets derivatives liabilities	104,140	104,140	—	104,108	32

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

Operating Segments Performance

(Amounts in thousands)

	Quarters Ended June 30,
	Banking		Trust and Investments		Holding Company and Other Adjustments		Consolidated
	2012	2011	2012	2011	2012	2011	2012	2011
Net interest income (expense)	$109,517	$104,631	$678	$662	$(4,849)	$(4,790)	$105,346	$100,503
Provision for loan and covered loan losses	17,038	31,093	—	—	—	—	17,038	31,093
Non-interest income	21,917	16,854	4,312	4,722	17	16	26,246	21,592
Non-interest expense	73,716	64,322	4,418	4,829	5,724	6,513	83,858	75,664

Income (loss) before taxes	40,680	26,070	572	555	(10,556)	(11,287)	30,696	15,338
Income tax provision (benefit)	15,395	10,268	226	221	(2,429)	(4,169)	13,192	6,320

Net income (loss)	25,285	15,802	346	334	(8,127)	(7,118)	17,504	9,018
Noncontrolling interest expense(1)	—	—	—	58	—	—	—	58

Net income (loss) attributable to controlling interests	$25,285	$15,802	$346	$276	$(8,127)	$(7,118)	$17,504	$8,960

	Six Months Ended June 30,
	Banking		Trust and Investments		Holding Company and Other Adjustments		Consolidated
	2012	2011	2012	2011	2012	2011	2012	2011
Net interest income (expense)	$218,080	$211,308	$1,373	$1,264	$(9,731)	$(9,516)	$209,722	$203,056
Provision for loan and covered loan losses	44,739	68,671	—	—	—	—	44,739	68,671
Non-interest income	45,172	35,533	8,531	9,681	47	5	53,750	45,219
Non-interest expense	142,684	128,781	9,104	9,864	12,299	12,368	164,087	151,013

Income (loss) before taxes	75,829	49,389	800	1,081	(21,983)	(21,879)	54,646	28,591
Income tax provision (benefit)	29,075	16,424	317	431	(6,505)	(8,256)	22,887	8,599

Net income (loss)	46,754	32,965	483	650	(15,478)	(13,623)	31,759	19,992
Noncontrolling interest expense(1)	—	—	—	130	—	—	—	130

Net income (loss) attributable to controlling interests	$46,754	$32,965	$483	$520	$(15,478)	$(13,623)	$31,759	$19,862

	Banking		Holding Company and Other Adjustments(2)		Consolidated
Selected Balances	6/30/12	12/31/11	6/30/12	12/31/11	6/30/12	12/31/11
Assets	$11,475,381	$11,034,516	$1,466,795	$1,382,354	$12,942,176	$12,416,870
Total loans	9,436,235	9,008,561	—	—	9,436,235	9,008,561
Deposits	10,851,166	10,542,517	(116,636)	(149,663)	10,734,530	10,392,854

(1)	During the third quarter 2011, the Company acquired all the noncontrolling interests of our Lodestar subsidiary.
(2)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

18. VARIABLE INTEREST ENTITIES

At June 30, 2012 and December 31, 2011, the Company had no variable interest entity (“VIE”) consolidated in its financial statements.

Nonconsolidated VIEs

(Amounts in thousands)

	June 30, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances	$244,793	$—	$244,793	$—
Community reinvestment investments	1,810	2,060	1,447	2,460
TDRs to commercial clients:
Outstanding loan balance	144,025	153,155	176,312	186,810
Related derivative asset	83	83	171	171

Total	$390,711	$155,298	$422,723	$189,441

Trust preferred capital securities issuances – As discussed in Note 10, we sponsor and wholly own 100% of the common equity of four trusts that were formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in Debentures issued by the Company. The trusts’ only assets were the principal balance of the Debentures and the related interest receivable, which are included within long-term debt in our Consolidated Statements of Financial Condition. The Company is not the primary beneficiary of the trusts and accordingly, the trusts are not consolidated in our financial statements.

Community reinvestment investments – We hold certain investments in funds that make investments to further our community reinvestment initiatives. Such investments are included within non-marketable equity investments in our Consolidated Statements of Financial Condition. Certain of these investments meet the definition of a VIE, but the Company is not the primary beneficiary as we are a limited investor in those investment funds and do not have the power to direct their investment activities. Accordingly, we will continue to account for our interests in these investments using the cost or equity method. Our maximum exposure to loss is limited to the carrying amount plus additional required future capital contributions.

Troubled debt restructured loans (excluding personal and non-for-profit loans) – For certain troubled commercial loans, we restructure the terms of the borrower’s debt in an effort to increase the probability of collecting amounts contractually due. Following a troubled debt restructuring, the borrower entity typically meets the definition of a VIE as the initial determination of whether an entity is a VIE must be reconsidered and economic events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As we do not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, we are not considered the primary beneficiary even in situations where, based on the size of the financing provided, we are exposed to potentially significant benefits and losses of the borrowing entity. We have no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt. Our interests in the troubled commercial borrowers include outstanding loans and related derivative assets, which includes interest rate swaps and warrants. Our maximum exposure to loss is limited to these interests plus any additional future capital commitments.

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

Management’s discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K. Results of operations for the six months ended June 30, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a fully-diluted basis.

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include, but are not limited to: unforeseen credit quality problems or further deterioration in problem assets that could result in charge-offs greater than we have anticipated in our allowance for loan losses; adverse developments impacting one or more large credits; the extent of further deterioration in real estate values in our market areas, particularly in the Chicago area; difficulties in resolving problem credits or slower than anticipated dispositions of other real estate owned which may result in increased losses or higher credit-related operating costs; continued uncertainty regarding U.S. and global economic recovery and economic outlook, and ongoing volatility in market conditions, that may impact credit quality or prolong weakness in demand for loans or other banking products and services; unanticipated withdrawals of significant client deposits; the availability of cost-effective sources of liquidity or funding; the terms and availability of capital to the extent necessary to repay TARP preferred stock or otherwise required; loss of key personnel or an inability to recruit and retain appropriate talent; unanticipated changes in interest rates or significant tightening of credit spreads; increased competitive pricing pressures; uncertainty relating to recently proposed regulatory capital rules that could, depending on the nature of our assets, require us to maintain higher levels of regulatory capital; uncertainty regarding implications of recently adopted or proposed rules and regulations, or those remaining to be proposed in connection with implementation of the Dodd-Frank Act that may negatively affect our revenues or profitability; other legislative, regulatory or accounting changes affecting financial services companies and/or the products and services offered by financial services companies; or failures or disruptions to our data processing or other information or operational systems.

Forward-looking statements are subject to risks, assumptions and uncertainties and could be significantly affected by many factors, including those set forth in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2011, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Form 10-Q as well as those set forth in our subsequent periodic and current reports filed with the SEC. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Forward-looking statements speak only as of the date they are made and we assume no obligation to update any of these statements in public filings in light of future events unless required under the federal securities laws.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and our accounting policies are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that require management to make the most significant estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

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

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than a year old, a new appraisal is obtained on the underlying collateral. The Company generally obtains “as is” appraisal values for use in the evaluation of collateral dependent impaired loans. Appraisals for loans in excess of $500,000 are updated with a new independent appraisal at least annually and are formally reviewed by our internal appraisal department upon receipt of a new appraisal as well as at the six-month interval between the independent appraisals. If during the course of the six-month review period there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either internally adjusted downward per procedure or a new appraisal is required to support the value of the impaired loan. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at June 30, 2012.

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

Goodwill is allocated to reporting units at acquisition. Subsequently, goodwill is not amortized but, instead, is tested at the reporting unit level at least annually for impairment or more often if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that we conclude that all or a portion of our goodwill may be impaired, a noncash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible or regulatory capital. The Company is not aware of any events or circumstances that would indicate impairment of goodwill at June 30, 2012.

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

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the second quarter of 2012, there were no events or circumstances to indicate that there may be impairment of intangible assets. All of the other intangible assets have finite lives which are amortized over varying periods not exceeding 15 years and include core deposit premiums, client relationship, and assembled workforce intangibles, which are amortized on a straight line basis.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of “more likely” than not. In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at June 30, 2012. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of June 30, 2012, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At June 30, 2012, we had $122,000 of tax reserves established relating to uncertain tax positions that would favorably affect the Company’s effective tax rate if recognized in future periods.

For additional discussion of income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes,” Note 13 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q, and Notes 1 and 15 of “Notes to Consolidated Financial Statements” in our 2011 Annual Report on Form 10-K.

Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value at each reporting date, including securities available-for-sale, derivatives, and certain loans held-for-sale. Additionally, other assets are measured at fair value on a nonrecurring basis, including goodwill and other intangible assets, impaired loans, and other real estate owned (“OREO”), which are subject to fair value adjustments under certain circumstances.

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

Judgment is also required when determining the fair value of an asset or liability when either relevant observable inputs do not exist or available observable inputs are in a market that is not active. When relevant observable inputs are not available, the Company must use its own assumptions about future cash flows and appropriately risk-adjusted discount rates. Conversely, in some cases observable inputs may require significant adjustments. For example, in cases where the volume and level of trading activity in an asset or liability is very limited, actual transaction prices vary significantly over time or among market participants, or the prices are not current, the observable inputs may not be relevant and could require adjustment.

The Company uses a variety of methods to measure the fair value of financial instruments on a recurring basis and to validate the overall reasonableness of the fair values obtained from external sources on at least a quarterly basis, including evaluating pricing service inputs and methodologies, using exception reports based on analytical criteria, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on Company knowledge of market liquidity and other market-related conditions. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The inability to precisely measure the fair value of certain assets, such as OREO, may lead to changes in the fair value of those assets over time as unobservable inputs change, which can result in volatility in the amount of income or loss recorded for a particular position from quarter to quarter.

Additional information regarding fair value measurements is included in Note 16 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

USE OF NON-U.S. GAAP FINANCIAL MEASURES

This report contains both U.S. GAAP and non-U.S. GAAP financial measures. These non-U.S. GAAP financial measures include net interest income, net interest margin, net revenue, operating profit, and efficiency ratio all on a fully taxable-equivalent basis, Tier 1 common equity to risk-weighted assets, tangible common equity to tangible assets, tangible equity to risk-weighted assets, tangible equity to tangible assets, and tangible book value. We believe that presenting these non-U.S. GAAP financial measures will provide information useful to investors in understanding our underlying operational performance, our business, and performance trends and facilitates comparisons with the performance of others in the banking industry. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measure, as well as the reconciliation to the comparable U.S. GAAP financial measure, can be found in Table 32. These disclosures should not be viewed as a substitute for operating results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-U.S. GAAP performance measures that may be presented by other companies.

SECOND QUARTER OVERVIEW

We reported net income available to common stockholders of $14.1 million for the second quarter 2012, more than doubling compared to $5.5 million for the second quarter 2011 and up 30% compared to $10.8 million for the first quarter 2012. On a per share basis, we earned $0.19 in the second quarter 2012, up from $0.08 reported in the year ago quarter and from $0.15 in the first quarter 2012. For the six months ended June 30, 2012, net income available to common stockholders rose 91% to $24.9 million from $13.0 million for the first six months of 2011, while earnings per share rose to $0.34 from $0.18. Our results continue to be impacted by the ongoing uncertainty in the economic climate and the historically low interest rates that have prevailed over the past few years.

Compared to prior year, our financial results reflect our continued focus on building client relationships and working through asset quality problems that arose during the financial crisis. We have grown total loans more than $760 million or 9% over the last year, while problem loans, including nonperforming loans, have declined almost $470 million. We have added new clients and increased fee revenues from product sales to new and existing clients, including growth in treasury management, capital markets, mortgage banking and syndication fees. Higher net revenues and lower provision for loan losses have led to increased profitability in the current year periods.

Highlights for the second quarter 2012 include:

•	Net income was $14.1 million, up 30% from the first quarter 2012, largely as a result of lower provision for loan losses.

•	Net interest income of $105.3 million increased from $104.4 million in the first quarter 2012, as growth in average loans offset the impact of net interest margin compression.

•	Operating profit of $48.4 million declined $3.9 million from first quarter 2012, primarily as a result of higher net foreclosed property expense.

•	Net interest margin was 3.46% for the second quarter 2012, up from 3.36% in the second quarter 2011, and down from 3.53% in the first quarter of 2012.

•

Asset quality continued to improve during the quarter with nonperforming, special mention and potential problem loans declining 14% from March 31, 2012. The provision for loan losses declined to $17.4 million in the second quarter of 2012 from $27.6 million in the first quarter of 2012.

•	Total loans grew $214.0 million to $9.4 billion at June 30, 2012, driven by growth in commercial and industrial loans which comprised 63% of the loan portfolio at June 30, 2012.

Despite higher net revenue for the second quarter of 2012 compared to the prior year period, operating profit was relatively flat due to an increase in non-interest expense primarily related to higher valuation write-downs on foreclosed property. Net foreclosed property expense totaled $11.9 million for the quarter, up 59% compared to the same period in 2011 and up 44% compared to the prior quarter. We expect our workout and credit-related costs, including foreclosed property expense, will remain elevated, and may fluctuate quarter-to-quarter, as we continue to resolve remaining problem loans and work to liquidate properties we acquire through foreclosure. Our efficiency ratio was 63.39% for second quarter 2012, modestly higher than recent quarters, primarily due to the higher credit-related costs. Higher compensation expense in the 2012 periods reflects increases in incentive pay tied to revenue performance and the cumulative impact of deferred compensation and equity incentive programs initiated in 2010 that are accounted for over three-year vesting periods.

Growth in average loans and a decline in funding costs contributed to increased net interest income in 2012 as compared to the prior year periods. In comparison to the first quarter of 2012, the $331.2 million increase in average loans in the second quarter of 2012 offset the impact of declining average yields on our loan and investment portfolios. The lower loan yields reflect the competitive pricing conditions in certain of our markets. While overall changes in the mix of the loan portfolio over the past year have been favorable to net interest margin, average yields on our investment securities portfolio and new loan production are generally trending lower, impacting our net interest margin. With approximately 90% of our loan portfolio comprised of variable rate loans, the majority tied to short-term LIBOR, the asset-liability position of our balance sheet is asset sensitive and our net interest margin should benefit if interest rates rise.

We saw meaningful improvement in our asset quality metrics during the quarter and the past 12 months. Nonperforming assets declined 30% from June 30, 2011, and 11% from March 31, 2012. Nonperforming assets to total assets were 2.47% at June 30, 2012, compared to 3.75% a year ago, and 2.83% at March 31, 2012. Nonperforming loans declined 37% from June 30, 2011, and 10% from the end of the first quarter 2012. Early stage problem loans, which we classify as special mention and potential problem loans, declined 56% from the second quarter 2011, and 17% from the first quarter 2012. Our allowance for loan losses as a percentage of total loans declined to 1.85% at June 30, 2012, compared to 2.38% a year ago, reflecting overall improvement in asset quality and the reduced requirement for specific reserves. Compared to first quarter 2012, second quarter charge-offs were lower, recoveries were higher, and the provision for loan losses declined by $10.2 million. During the second quarter, we disposed of $50.8 million of problem assets, with an incremental charge of 2% based on the carrying value net of specific reserves at the time of disposition. Based on ongoing workout and disposition activity, we expect problem assets to continue to trend lower in the second half of 2012, driving further improvement in asset quality metrics.

Total deposits at June 30, 2012 increased by $341.7 million from year end 2011 as interest-bearing demand, brokered, and time deposits increased, partially offset by declines in noninterest-bearing deposits and money market accounts. Noninterest-bearing deposits were 27% of total deposits at June 30, 2012 and 31% at December 31, 2011. We increased our use of brokered deposits during the second quarter 2012 as a funding source and reduced $300 million of our outstanding short-term borrowings with the FHLB in early July 2012. Brokered deposits, excluding client CDARS®, were 7% of total deposits at June 30, 2012.

Please refer to the remaining sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations’ for greater discussion of the various components of our 2012 performance, statement of condition and liquidity.

The following table presents selected quarterly financial data highlighting operating performance trends over the past year.

Table 1

Consolidated Financial Highlights

(Dollars in thousands, except per share data)

	As of and for the Quarters Ended
	2012		2011
	June 30	March 31	December 31	September 30	June 30
Selected Operating Statistics
Net income	$17,504	$14,255	$11,066	$13,482	$9,018
Net income available to common stockholders	14,062	10,819	7,629	10,023	5,541
Effective tax rate	43.0%	40.5%	46.1%	36.0%	41.2%
Net interest income	105,346	104,376	102,982	101,089	100,503
Fee revenue (1)	26,536	27,399	25,029	23,265	20,922
Net revenue (2)	132,291	132,560	129,046	129,404	122,811
Operating profit (2)	48,433	52,331	52,816	54,370	47,147
Provision for loan losses (3)	17,403	27,635	29,783	32,341	31,725

Per Common Share Data
Basic earnings per share	$0.19	$0.15	$0.11	$0.14	$0.08
Diluted earnings per share	$0.19	$0.15	$0.11	$0.14	$0.08
Tangible book value at period end (2)(4)	$13.59	$13.29	$13.19	$13.04	$12.68
Dividend payout ratio	5.26%	6.67%	9.09%	7.14%	12.50%

Performance Ratios
Return on average common equity	5.18%	4.05%	2.86%	3.80%	2.18%
Return on average assets	0.55%	0.46%	0.36%	0.44%	0.29%
Net interest margin (2)	3.46%	3.53%	3.48%	3.49%	3.36%
Efficiency ratio (2)(5)	63.39%	60.52%	59.07%	57.98%	61.61%

Credit Quality(3)
Total nonperforming loans to total loans	2.22%	2.53%	2.88%	3.51%	3.81%
Total nonperforming assets to total assets	2.47%	2.83%	3.11%	3.50%	3.75%
Allowance for loan losses to total loans	1.85%	1.99%	2.13%	2.31%	2.38%

Balance Sheet Highlights
Total assets	$12,942,176	$12,623,164	$12,416,870	$12,019,861	$12,115,377
Average earning assets (for the quarter)	12,148,279	11,796,499	11,696,741	11,446,323	11,916,038
Loans (3)	9,436,235	9,222,253	9,008,561	8,674,955	8,672,642
Allowance for loan losses (3)	(174,302)	(183,844)	(191,594)	(200,041)	(206,286)
Deposits	10,734,530	10,422,712	10,392,854	10,108,663	10,234,268
Noninterest-bearing deposits	2,920,182	3,054,536	3,244,307	2,832,481	2,527,230
Brokered deposits	1,484,435	961,481	815,951	902,002	1,342,422
Deposits to loans (3)	113.76%	113.02%	115.37%	116.53%	118.01%

	As of
	2012		2011
	June 30	March 31	December 31	September 30	June 30
Capital Ratios
Total risk-based capital (2)	14.12%	14.20%	14.28%	14.82%	15.12%
Tier 1 risk-based capital (2)	12.25%	12.31%	12.38%	12.89%	12.95%
Tier 1 leverage ratio (2)	11.20%	11.35%	11.33%	11.48%	11.00%
Tier 1 common capital (2)	8.05%	8.04%	8.04%	8.34%	8.34%
Tangible common equity to tangible assets (2)(6)	7.67%	7.69%	7.69%	7.86%	7.58%

(1)	Computed as total non-interest income less net securities gains (losses).
(2)	This is a non-U.S. GAAP financial measure. Refer to Table 32 for a reconciliation from non-U.S. GAAP to U.S. GAAP.
(3)	Excludes covered assets.
(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.
(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.
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

Table 2

Effect of Tax-Equivalent Adjustment

(Dollars in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Net interest income (U.S. GAAP)	$105,346	$100,503	4.8	$209,722	$203,056	3.3
Tax-equivalent adjustment	699	716	-2.4	1,379	1,507	-8.5

Tax-equivalent net interest income	$106,045	$101,219	4.8	$211,101	$204,563	3.2

Table 3 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 2012 and 2011. The table also details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, through inclusion of the tax-equivalent adjustment presented in Table 2 above.

Quarter ended June 30, 2012 compared to quarter ended June 30, 2011

Table 3

Net Interest Income and Margin Analysis

(Dollars in thousands)

	Quarters Ended June 30,						Attribution of Change in
	2012			2011			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$210,756	$133	0.25%	$631,725	$399	0.25%	$(266)	$—	$(266)
Securities:
Taxable	2,126,446	14,854	2.79%	1,826,537	15,568	3.41%	2,336	(3,050)	(714)
Tax-exempt (3)	171,426	2,035	4.75%	139,620	2,103	6.02%	427	(495)	(68)

Total securities	2,297,872	16,889	2.94%	1,966,157	17,671	3.59%	2,763	(3,545)	(782)

Loans, excluding covered assets :
Commercial	5,704,843	65,535	4.54%	5,098,199	58,667	4.55%	6,969	(101)	6,868
Commercial real estate	2,778,787	28,586	4.07%	2,719,370	28,348	4.12%	614	(376)	238
Construction	152,891	1,536	3.97%	413,049	3,640	3.49%	(2,556)	452	(2,104)
Residential	347,922	3,630	4.17%	314,362	3,424	4.36%	355	(149)	206
Personal and home equity	417,427	3,666	3.53%	441,100	4,023	3.66%	(211)	(146)	(357)

Total loans, excluding covered assets(4)	9,401,870	102,953	4.34%	8,986,080	98,102	4.32%	5,171	(320)	4,851

Total interest-earning assets before covered assets (3)	11,910,498	119,975	3.99%	11,583,962	116,172	3.98%	7,668	(3,865)	3,803

Covered assets (5)	237,781	2,189	3.66%	332,076	4,289	5.12%	(1,044)	(1,056)	(2,100)

Total interest-earning assets (3)	12,148,279	$122,164	3.99%	11,916,038	$120,461	4.01%	$6,624	$(4,921)	$1,703

Cash and due from banks	148,174			156,678
Allowance for loan and covered loan losses	(218,798)			(245,608)
Other assets	702,533			672,575

Total assets	$12,780,188			$12,499,683

Liabilities and Equity:
Interest-bearing demand deposits	$795,833	$799	0.40%	$553,328	$587	0.42%	$245	$(33)	$212
Savings deposits	225,335	161	0.29%	204,794	209	0.41%	20	(68)	(48)
Money market accounts	3,920,627	4,104	0.42%	4,560,816	5,873	0.52%	(758)	(1,011)	(1,769)
Time deposits	1,341,312	3,862	1.16%	1,333,194	4,289	1.29%	26	(453)	(427)
Brokered deposits	1,382,207	1,532	0.45%	1,393,661	2,239	0.64%	(18)	(689)	(707)

Total interest-bearing deposits	7,665,314	10,458	0.55%	8,045,793	13,197	0.66%	(485)	(2,254)	(2,739)
Short-term borrowings	250,774	123	0.19%	70,045	566	3.20%	455	(898)	(443)
Long-term debt	379,463	5,538	5.82%	409,793	5,479	5.33%	(423)	482	59

Total interest-bearing liabilities	8,295,551	16,119	0.78%	8,525,631	19,242	0.90%	(453)	(2,670)	(3,123)

Noninterest-bearing deposits	2,995,802			2,556,527
Other liabilities	156,656			158,773
Equity	1,332,179			1,258,752

Total liabilities and equity	$12,780,188			$12,499,683

Net interest spread			3.21%			3.11%
Effect of noninterest-bearing funds			0.25%			0.25%

Net interest income/margin (3)		$106,045	3.46%		$101,219	3.36%	$7,077	$(2,251)	$4,826

	Quarterly Net Interest Margin Trend
	2012		2011
	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	3.99%	4.07%	4.04%	4.11%	4.01%	4.15%
Yield on interest-earning assets, before covered assets (3)	3.99%	4.10%	4.05%	4.08%	3.98%	4.09%
Cost of interest-bearing liabilities	0.78%	0.81%	0.85%	0.90%	0.90%	0.93%
Net interest margin (3)	3.46%	3.53%	3.48%	3.49%	3.36%	3.46%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(2)	Interest income included $6.3 million and $5.5 million in loan fees for the quarters ended June 30, 2012 and 2011, respectively.
(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 2 for a reconciliation of the effect of the tax-equivalent adjustment.
(4)

Average loans on a nonaccrual basis for the recognition of interest income totaled $222.1 million and $357.2 million for the quarters ended June 30, 2012 and 2011, respectively, and are included in loans for purposes of this analysis. Interest foregone on non-performing loans was estimated to be approximately $2.3 million and $3.7 million for the quarters ended June 30, 2012 and 2011, respectively, based on the average loan portfolio yield for the respective period.

(5)

Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation (“FDIC”)-assisted transaction that is subject to a loss share agreement and the related indemnification asset. Refer to the section entitled “Covered Assets” for a detailed discussion.

Net interest income on a tax-equivalent basis increased 5% to $106.0 million in the second quarter 2012 compared to $101.2 million for the second quarter 2011. Growth in average loans balances of $415.8 million combined with a 12 basis point decline in cost of funds contributed to the $4.8 million increase in net interest income from the prior year quarter. The benefit of increased loan volume for the current quarter was mitigated by a $2.1 million decrease of interest income on the covered asset portfolio that was driven almost equally by both rate and volume, and a $782,000 decline in interest income from our securities portfolio on a tax-equivalent basis, as average yields on our security portfolio declined 65 basis points. Of the $3.1 million in lower interest expense, $2.3 million was attributable to an overall decrease in the average rate paid on interest-bearing deposits combined with a favorable change in the mix of interest-bearing and noninterest-bearing deposits. Average interest-bearing deposits decreased $380.5 million while average noninterest-bearing deposits increased $439.3 million from the second quarter 2011. The combination of increased noninterest-bearing deposits and lower costing borrowings accounted for the residual difference in reduced interest expense.

Net interest margin was 3.46% for the second quarter 2012, an increase of 10 basis points from 3.36% for the second quarter 2011. The net interest margin increase period to period was primarily due to the average rate on interest-bearing liabilities decreasing by 12 basis points as interest-bearing deposits and short-term borrowings repriced downward over the past year, as well as a $439.3 million, or 17%, increase in average noninterest-bearing deposits. The yield on earning assets decreased by two basis points, as the yield and income on the covered asset portfolio declined significantly, and the lower interest rate environment negatively impacted the investment portfolio yield. Net interest margin over the past several quarters has been relatively stable, supported in part by the redeployment of nonperforming loans which muted the effects of declining loan yields; however, as nonperforming loans decline, the extent of the benefit from such redeployment to net interest margin diminishes.

In the third quarter 2011, we began a cash flow hedging program by entering into receive fixed/pay variable interest rate swaps to hedge certain floating-rate commercial loans in order to reduce the variability in forecasted interest payments due to changes in market interest rate. The notional value of these cash flow hedges at June 30, 2012 was $300.0 million with a positive impact on net interest income for the second quarter 2012 of $795,000, contributing three basis points to current quarter margin.

Average interest-earning assets grew $232.2 million compared to the prior year period, due to increases in average loan and security balances which were partially offset by decreases in average fed funds sold and other short-term investments. We have continued to shift the mix of loans toward commercial loans which generally provide higher yields and greater potential for cross-selling of other products and services. Average commercial loan balances increased by $606.6 million from the prior year quarter. This shift in the loan mix accompanied a decrease in the average construction loan balance of $260.2 million from the prior year period. Also, year-over-year, we reduced low-yielding average fed funds sold and other short term investments by $421.0 million and increased average securities by $331.7 million to continue to support liquidity needs but at more attractive yields than federal funds balances.

Average interest-bearing liabilities decreased $230.1 million compared to the prior year second quarter, primarily due to the decline in average interest-bearing deposits, as the deposit mix shifted from money market accounts to noninterest-bearing deposits. Average noninterest-bearing deposits were 28% of total average deposits for the quarter ended June 30, 2012, an increase from 24% for the quarter ended June 30, 2011. Refer to the section entitled “Deposits” included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q for additional discussion on client deposits.

On a sequential quarter basis, net interest margin for second quarter 2012 was 3.46%, down seven basis points from 3.53% for first quarter 2012. As presented in the ‘Quarterly Net Interest Margin Trend” table above, the net interest margin has remained relatively stable over the past five quarters, despite declining investment yields which, for the most part, were offset by reductions in funding costs. Net interest margin had also benefitted from rotations in our loan portfolio mix reflecting a reduction in non-performing loans and growth in commercial and industrial loan portfolio, principally in specialty lines such as healthcare, engineering and construction, and asset based lending, which can command pricing premiums due to elevated complexity and risk and require industry expertise. The seven basis points decline in the current quarter net interest margin was driven primarily by a ten basis point reduction in loan yields. After three consecutive quarters of relatively robust loan fees driven by transactional activities including early loan repayments, the current quarter experienced a return to more normalized levels which accounted for five basis points of the reduction in loan yields. The residual five basis points reduction can be attributed to lower spreads as new and repriced loans and yields, reflecting the current marketplace, became a larger portion of the loan portfolio.

Our net interest margin has been impacted by pricing compression as a result of heightened competition in our target markets, due to low loan demand levels in the uncertain economic climate. This heighted competition is not only impacting yields on loans to new clients, but also business that is being renewed with existing clients. Our average loan yields are also impacted by the amount of fees recognized in connection with early loan payoff activity and recognition of prepayment fees, reduction in the level in nonaccrual loans and the product mix in our loan portfolio. We do not anticipate significant continued benefit to net interest margin in future periods from downward repricing of deposits given the current level of interest rates, which are at historical lows.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Table 4

Net Interest Income and Margin Analysis

(Dollars in thousands)

	Six Months Ended June 30,						Attribution of Change in
	2012			2011			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$211,050	$265	0.25%	$574,998	$735	0.25%	$(457)	$(13)	$(470)
Securities:
Taxable	2,111,934	30,234	2.86%	1,780,697	30,958	3.48%	5,237	(5,961)	(724)
Tax-exempt (3)	161,919	4,015	4.96%	144,413	4,380	6.07%	492	(857)	(365)

Total securities	2,273,853	34,249	3.01%	1,925,110	35,338	3.67%	5,729	(6,818)	(1,089)

Loans, excluding covered assets :
Commercial	5,573,826	129,444	4.59%	5,060,294	116,412	4.58%	11,916	1,116	13,032
Commercial real estate	2,688,545	56,301	4.14%	2,780,249	58,277	4.17%	(1,920)	(56)	(1,976)
Construction	228,601	4,147	3.59%	464,498	8,525	3.65%	(4,280)	(98)	(4,378)
Residential	333,940	7,249	4.34%	321,562	7,209	4.48%	273	(233)	40
Personal and home equity	412,269	7,398	3.61%	453,866	8,089	3.59%	(746)	55	(691)

Total loans, excluding covered assets(4)	9,237,181	204,539	4.38%	9,080,469	198,512	4.35%	5,243	784	6,027

Total interest-earning assets before covered assets (3)	11,722,084	239,053	4.04%	11,580,577	234,585	4.03%	10,515	(6,047)	4,468

Covered assets (5)	251,200	4,142	3.28%	342,668	9,526	5.54%	(2,133)	(3,251)	(5,384)

Total interest-earning assets (3)	11,973,284	$243,195	4.03%	11,923,245	$244,111	4.08%	$8,382	$(9,298)	$(916)

Cash and due from banks	144,741			163,802
Allowance for loan and covered loan losses	(221,434)			(247,825)
Other assets	705,779			663,580

Total assets	$12,602,370			$12,502,802

Liabilities and Equity:
Interest-bearing demand deposits	$725,312	$1,435	0.40%	$576,216	$1,229	0.43%	$300	$(94)	$206
Savings deposits	221,740	317	0.29%	201,168	408	0.41%	39	(130)	(91)
Money market accounts	4,060,241	8,550	0.42%	4,612,237	12,336	0.54%	(1,363)	(2,423)	(3,786)
Time deposits	1,346,836	7,795	1.16%	1,356,068	8,807	1.31%	(60)	(952)	(1,012)
Brokered deposits	1,096,638	2,616	0.48%	1,435,683	4,413	0.62%	(922)	(875)	(1,797)

Total interest-bearing deposits	7,450,767	20,713	0.56%	8,181,372	27,193	0.67%	(2,006)	(4,474)	(6,480)
Short-term borrowings	257,990	265	0.20%	92,377	1,393	3.00%	966	(2,094)	(1,128)
Long-term debt	379,628	11,116	5.81%	410,870	10,962	5.32%	(869)	1,023	154

Total interest-bearing liabilities	8,088,385	32,094	0.79%	8,684,619	39,548	0.91%	(1,909)	(5,545)	(7,454)

Noninterest-bearing deposits	3,025,241			2,411,118
Other liabilities	164,977			157,315
Equity	1,323,767			1,249,750

Total liabilities and equity	$12,602,370			$12,502,802

Net interest spread			3.24%			3.17%
Effect of noninterest-bearing funds			0.25%			0.24%

Net interest income/margin (3)		$211,101	3.49%		$204,563	3.41%	$10,291	$(3,753)	$6,538

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.
(2)	Interest income included $13.6 million and $11.5 million in loan fees for the six months ended June 30, 2012 and 2011, respectively.
(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 2 for a reconciliation of the effect of the tax-equivalent adjustment.

(4)

Average loans on a nonaccrual basis for the recognition of interest income totaled $240.3 million and $368.7 million for the six months ended June 30, 2012 and 2011, respectively, and are included in loans for purposes of this analysis. Interest foregone on non-performing loans was estimated to be approximately $5.1 million and $7.7 million for the six months ended June 30, 2012 and 2011, respectively, based on the average loan portfolio yield for the respective period.

(5)

Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation (“FDIC”)-assisted transaction that is subject to a loss share agreement and the related indemnification asset. Refer to the section entitled “Covered Assets” for a detailed discussion.

As shown in Table 4, for the six months ended June 30, 2012, net interest margin was 3.49%, an increase of eight basis points from 3.41% for the prior year period. Tax equivalent net interest income increased $6.5 million to $211.1 million for the six months ended June 30, 2012 from $204.6 million for the prior year period. The year-over-year improvement in net interest income was primarily attributable to the $7.5 million reduction in the interest paid on interest-bearing liabilities. The benefit provided by the $505.5 million growth in average securities and loans was more than offset by lower rates earned on new securities combined with lower interest income earned on the covered asset portfolio due to reduced balances and rate as accretion levels have declined from the year ago period.

Provision for loan losses

The provision for loan losses, excluding the provision for covered loans, was $17.4 million for the quarter ended June 30, 2012, down from $31.7 million for the same period in 2011. For the six months ended June 30, 2012 and 2011, the provision for loan losses was $45.0 million and $68.4 million, respectively. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The current period provision benefited from an overall improvement in asset quality and the reduced requirement for specific reserves as nonperforming loans continued to decline. Net charge-offs were $26.9 million in the second quarter 2012 compared to $43.7 million for the same period in 2011. For the six months ended June 30, 2012 and 2011, net charge-offs were $62.3 million and $85.0 million, respectively. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see “Critical Accounting Policies” and “Credit Quality Management and Allowance for Loan Losses.”

Provision for covered loan losses

For the quarters ended June 30, 2012 and 2011, we released a portion of our allowance for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement by $365,000 and $632,000, respectively. The reduction of the allowance, and corresponding reduction in provision, was related to better than originally anticipated performance in expected cash flows on certain pools of covered loans. For the six months ended June 30, 2012, we released a portion of our allowance for covered loan losses by $299,000, with a corresponding reduction in provision, compared to an increase in the provision by $240,000 in the prior year period. The provision for covered loan losses represents the 20% portion of expected losses on covered loans not reimbursed by the FDIC. For further information regarding the FDIC-assisted transaction, see “Covered Assets.”

Non-interest Income

Non-interest income is derived from a number of sources related to our banking activities, including loan and credit-related fees, the sale of derivative products to clients through our capital markets group, treasury management services, and fees from our Trust and Investments business. The following table presents a break-out of these multiple sources of revenue.

Table 5

Non-interest Income Analysis

(Dollars in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Trust and Investments	$4,312	$4,720	-8.6	$8,531	$9,382	-9.1
Mortgage banking	2,915	704	314.1	5,578	2,106	164.9
Capital markets products	6,033	3,871	55.9	13,382	8,360	60.1
Treasury management	5,260	4,453	18.1	10,414	8,778	18.6
Loan and credit-related fees	6,372	5,290	20.5	12,899	11,188	15.3
Deposit service charges and fees and other income	1,644	1,884	-12.7	3,131	4,368	-28.3

Subtotal fee revenue	26,536	20,922	26.8	53,935	44,182	22.1
Net securities (losses) gains	(290)	670	-143.3	(185)	1,037	-117.8

Total non-interest income	$26,246	$21,592	21.6	$53,750	$45,219	18.9

Second quarter 2012 compared to second quarter 2011

Non-interest income for second quarter 2012 totaled $26.2 million, increasing 22% compared to $21.6 million in the second quarter 2011, with mortgage banking income, capital markets products income, treasury management income, and loan and credit-related fees leading the improvement over the prior year period. These items were partially offset by lower trust and investments fees, deposit service charges and fees and other income, and net security losses.

Trust and Investments fee revenue declined 9% compared to second quarter 2011 due to the absence of larger estate fees recognized in the prior year period, the impact of exiting certain non-strategic relationships and the loss of fees within the Bank’s investment management subsidiary following the departure of two relationship managers in connection with organizational changes during the second quarter 2012, as previously disclosed in our March 31, 2012 quarterly report on Form 10-Q.

The decline in our Trust and Investments fee revenue also relates to a shift in our investment management strategy. During the past year, client portfolios have been increasingly invested in mutual funds and ETFs, with reduced reliance on third-party investment managers. Accordingly, the fees collected from our clients for investment management services decreased with a reduction in investment expenses attributable to fees we pay to these investment managers, compared to the prior year period. Assets under management and administration (“AUMA”) grew to $4.7 billion at June 30, 2012 from $4.3 billion at December 31, 2011 primarily due to new custodial assets added in first quarter 2012. The increase in custodial assets is largely attributable to a change in regulations requiring certain companies to utilize a “qualified custodian,” such as the Bank, for the administration and custody of their clients’ assets. Fees earned on custody assets are typically a flat fee structure and generally are lower than fees recognized on the managed asset portfolio which are based on the value of the underlying assets. Custody assets as a percentage of total AUMA were 44% and 37% as of June 30, 2012 and December 2011, respectively.

Revenue from our mortgage banking business increased to $2.9 million, compared to $704,000 for the prior year period, as low interest rates continue to drive refinance activity while purchase activity has also increased. Rates currently remain low and application volumes continued to be strong during the second quarter 2012. Also impacting the second quarter 2012 comparability is the absence of origination costs netted against revenue as was the case in the second quarter 2011. Effective in third quarter 2011, such costs are included in non-interest expense. We continue to strategically reinvest in our mortgage banking business. Mortgage lending personnel increased 40% since the second quarter 2011.

Capital markets product income increased $2.2 million, or 56%, compared to second quarter 2011 and included a negative $830,000 credit valuation adjustment (“CVA”) compared to a negative CVA of $573,000 for the second quarter 2011. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA adjustments, year-over-year capital markets income increased by $2.4 million, a 54% increase, to $6.9 million in the current period compared to $4.4 million in the second quarter 2011. Our capital markets business opportunities are sensitive to loan originations and our clients’ interest rate expectation.

Treasury management income increased $807,000, or 18%, compared to the second quarter 2011. Revenue growth for these services is closely correlated with loan originations and the acquisition of new middle market lending clients, though often subject to a three to six month implementation lag. The current quarter increase reflects ongoing success in cross-selling treasury management services to new commercial clients as the Company continued to build new client relationships. In addition, during December 2011, we changed our earnings credit rate (the rate applied to balances maintained in the client’s deposit account to offset activity charges) which resulted in an additional $100,000 in collected fees during the second quarter 2012.

Loan and credit-related fees increased $1.1 million, or 21%, compared to second quarter 2011 and is principally due to a higher volume of syndication revenue, driven by increased lead agency credits, and to a lesser extent, an increase in unused commitment fees. Strong growth in syndications (particularly in our specialized areas of healthcare and asset-based lending) is attributed to leveraging the Bank’s reputation for execution and a growing distribution network, which drives our ability to garner new business. The majority of our unused commitment fees relate to revolving facilities, which at June 30, 2012 totaled $6.9 billion, of which $3.9 billion were unused. In comparison, at June 30, 2011, commitments related to revolving facilities totaled $6.0 billion, of which $3.2 billion were unused.

Deposit service charges and fees and other income declined $240,000 in second quarter 2012, or 13%, compared to the prior year period. A reduction in card-based interchange fees, which is attributable to new fee limits provided for under the Dodd-Frank Act, and a decline in Small Business Administration loans, which fluctuate with loan demand, contributed to the current quarter variance.

Net securities losses totaled $290,000 for the second quarter 2012, compared to $670,000 in net securities gains for the second quarter 2011, which primarily related to net losses recognized on certain investment funds that make qualifying investments for purposes of supporting our community reinvestment initiatives (“CRA investments”) during the second quarter 2012.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Total non-interest income for the six months ended June 30, 2012 totaled $53.8 million, increasing 19% compared to $45.2 million in the six months ended June 30, 2011 with capital markets products income, mortgage banking income, treasury management, and loan and credit-related fees leading the improvement over the prior year period. These increases were partially offset by lower deposit service charges and fees and other income, net securities losses, and lower trust and investments fees.

Trust and investments fee revenue declined 9% compared to the six months ended June 30, 2011 due to the absence of larger estate fees recognized in the prior year period, the discontinuation of land trust fees due to the sale of the land trust business late in the first quarter 2011 and the loss of fees due to the organizational changes in the Bank’s investment management subsidiary during second quarter 2012, along with a shift in investment practices discussed above which caused fees collected for investment management services to decrease with a reduction to investment expenses compared to the prior year period.

Revenue from our mortgage banking business more than doubled to $5.6 million in the current year to date period, compared to $2.1 million in the prior year period as higher application volumes from late 2011 worked their way through to closing in first quarter 2012 and continued high level of refinance application volumes.

Capital markets income increased $5.0 million compared to the six months ended June 30, 2011 and included a negative $811,000 CVA compared to a positive CVA of $244,000 for the six months ended June 30, 2011. Exclusive of CVA adjustments, year-over-year capital markets income increased by $6.1 million, or 75%, to $14.2 million in the current period compared to $8.1 million in the six months ended June 30, 2011. Capital markets revenues were favorably impacted by a higher volume of foreign exchange activity in the first quarter 2012 and driven in part by volatility in the foreign exchange markets, larger transactions and increased penetration of the client base.

Treasury management income increased $1.6 million, or 19%, compared to the six months ended June 30, 2011. The current year increase reflects ongoing success in cross-selling treasury management services to new commercial clients as the Company continued to build new client relationships. In addition, the December 2011 change in our earnings credit rate (discussed above) resulted in an additional $200,000 in collected fees during the first six months of 2012.

Loan and credit-related fees increased $1.7 million, or 15%, compared to the six months ended June 30, 2011 and is principally due to a higher volume of syndication revenue driven by increased lead agency credits and greater unused commitment fees. Refer to further discussion above on the second quarter 2012 compared to second quarter 2011.

Deposit service charges and fees and other income declined $1.2 million, or 28%, for the six months ended June 30, 2012 compared to the prior year period primarily due to $672,000 in gain on sale of various assets recognized in the six months ended June 30, 2011, including the sale of our land trust accounts. In addition, a decline in Small Business Administration loans, which fluctuate with loan demand, and a reduction in card-based interchange fees, which is attributable to new fee limits provided for under the Dodd-Frank Act, contributed to the year-over-year variance.

Net securities losses totaled $185,000 for the six months ended June 30, 2012, compared to net securities gains of $1.0 million for the six months ended June 30, 2011. During the first six months 2012, we sold $746,000 in book value of tax-exempt municipal securities, resulting in the recognition of net securities gains of $66,000. In addition, we recognized $251,000 in net losses, primarily on CRA investments, during the six months ended June 30, 2012.

Non-interest Expense

Table 6

Non-interest Expense Analysis

(Dollars in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Compensation expense:
Salaries and wages	$23,728	$23,295	1.9	$46,902	$46,114	1.7
Share-based costs	5,239	4,250	23.3	9,809	7,764	26.3
Incentive compensation, retirement costs and other employee benefits	13,210	11,091	19.1	28,164	23,315	20.8

Total compensation expense	42,177	38,636	9.2	84,875	77,193	10.0
Net occupancy expense	7,653	7,545	1.4	15,332	15,077	1.7
Technology and related costs	3,273	2,729	19.9	6,569	5,390	21.9
Marketing	3,058	2,500	22.3	5,218	4,443	17.4
Professional services	2,247	2,312	-2.8	4,204	4,646	-9.5
Outsourced servicing costs	2,093	1,852	13.0	3,803	4,006	-5.1
Net foreclosed property expense (“OREO”)	11,894	7,485	58.9	20,129	13,791	46.0
Postage, telephone, and delivery	882	931	-5.3	1,751	1,819	-3.7
Insurance	4,239	5,092	-16.8	8,544	12,432	-31.3
Loan and collection	2,918	4,247	-31.3	6,075	6,800	-10.7
Other expenses	3,424	2,335	46.6	7,587	5,416	40.1

Total non-interest expense	$83,858	$75,664	10.8	$164,087	$151,013	8.7

Operating efficiency ratios:
Non-interest expense to average assets	2.64%	2.43%		2.62%	2.44%
Net overhead ratio (1)	1.81%	1.74%		1.76%	1.71%
Efficiency ratio (2)	63.39%	61.61%		61.95%	60.46%

(1)	Computed as non-interest expense, less non-interest income, annualized, divided by average total assets.
(2)

Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 32, “Non-U.S. GAAP Financial Measures” for a reconciliation of the effect of the tax-equivalent adjustment.

Second quarter 2012 compared to second quarter 2011

Non-interest expense increased for the second quarter 2012 by $8.2 million, or 11%, compared to the second quarter of 2011, primarily due to increases in compensation expense and net foreclosed property expense, partially offset by reduced FDIC insurance expense and loan and collection expense.

Compensation expense increased overall in second quarter 2012 by $3.5 million, or 9%, compared to second quarter 2011. Salary and wages were up slightly by $433,000 or 2% largely due to annual salary increases, as well as an increase in headcount since June 2011. Share-based payment costs were higher by $1.0 million primarily due to a full quarter’s expense recognition of annual stock-based awards issued in late February 2012 resulting from a greater number of awards issued than in the prior year as well as an adjustment to forfeiture estimates during the period. The aggregate level of awards was increased because, as previously disclosed in our 2012 proxy statement, we expanded to a larger employee base an incentive compensation deferral program under which a portion of 2011 annual incentive compensation awards paid in 2012 was deferred in the form of time-vested restricted stock. Incentive compensation, retirement costs and other employee benefits were up by $2.1 million or 19% compared to second quarter 2011 principally due to higher incentive compensation accruals related to the Company’s performance against stated goals and commission-based pay linked to fee-based revenues such as mortgage banking and capital markets, both of which had significantly higher revenues in 2012 than the prior year period as presented in Table 5.

Technology and related costs increased in second quarter 2012 by $544,000, or 20%, compared to second quarter 2011 and was primarily due to investments in data networking to provide greater bandwidth and improve overall service levels, as well as higher volumes in transaction based data processing fees for client-based services (loans, deposits and wires).

Marketing expense increased in second quarter 2012 by $558,000, or 22%, compared to second quarter 2011 and was due to advertising costs associated with our new advertising program to raise our corporate profile in 2012.

Outsourced servicing costs increased in second quarter 2012 by $241,000, or 13%, from the second quarter 2011 primarily due to volume-related increases from third-party lockbox providers and also included expense associated with tax processing services for our trust and investment clients that were incurred in the first quarter 2011 on a comparative basis.

Second quarter 2012 net foreclosed property expenses, which include write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, taxes, and other expenses associated with the maintenance of OREO, increased $4.4 million, or 59%, compared to second quarter 2011. Valuation write-downs represented the largest portion of this expense and totaled $9.2 million in the current quarter compared to $5.5 million in the prior year quarter, with $6.1 million of the current period expense related to land parcels, where the property values have continued to decline. Net loss on sale of OREO in second quarter 2012, while higher than the prior year period, decreased 58% from first quarter 2012, indicating the continued volatility in this expense as we determine appropriate asset resolution strategies each period. Net foreclosed property expense may remain elevated and fluctuate as we actively resolve problem loans and liquidate the related collateral. At June 30, 2012, OREO totaled $109.8 million, representing 407 individual properties. The timing of dispositions will depend on a number of factors, including the pace and timing of the overall recovery of the economy, activity and pricing levels in the real estate market and real estate inventory coming into the market for sale. Please refer to the “Foreclosed Real Estate” discussion in the “Loan Portfolio and Credit Quality” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our OREO portfolio and valuation process.

Insurance costs decreased in second quarter 2012 by $853,000, or 17%, compared to second quarter 2011 and was primarily due to lower deposit insurance assessments as a result of clarifying guidance provided in third quarter 2011 by the FDIC on certain elements in its revised insurance methodology that became effective in April 2011. The new assessment regulations modified the assessment base from one based on domestic deposits to a risk-assessed balance sheet model.

Loan and collection expense, which consists of certain non-reimbursable costs associated with performing loan activities and loan remediation costs of problem loans, decreased in second quarter 2012 by $1.3 million, or 31%, compared to second quarter 2011 as activity is decreasing in conjunction with the overall decrease in problem loans and was partially offset by higher costs associated with greater mortgage application volumes in connection with our performing loan activities. Although loan remediation costs were down on a comparative basis, they are likely to remain elevated as we continue to address problem credits.

Other expense for the second quarter 2012 increased $1.1 million compared to second quarter 2011 primarily due to a $1.1 million reduction in the reserve for unfunded commitments in the prior year period. The determination of the reserve for unfunded commitments is computed using a methodology similar to that used to determine the general allocation component of the allowance for loan losses and is based on a model which uses recent commitment utilization patterns as a method of predicting future usage across the portfolio.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Non-interest expense increased $13.1 million, or 9%, for the six months ended June 30, 2012 compared to the prior year period. The increase was primarily due to higher compensation expense, net foreclosed property expense and provision for unfunded commitments, offset by lower insurance expense.

Compensation expense increased overall by $7.7 million, or 10%, from the prior year period. Salary and wages were up 2% largely due to annual compensation adjustments, as well as an increase of headcount since June 2011. Share-based payment costs increased $2.0 million primarily due to over four months of expense recognized for stock-based awards issued in late February 2012 which, as discussed above, were larger in aggregate than the prior year due to the expansion of the annual incentive compensation deferral program in 2012 and adjustment to forfeiture estimates during the period. Incentive compensation, retirement costs and other employee benefits were up by $4.8 million compared to the six months ended June 30, 2011, principally due to higher incentive compensation expense accruals related to the Company’s performance against stated goals, and higher commission-based pay linked-to fee-based revenues such as mortgage banking and capital markets, both of which had significantly higher revenues for the 2012 year to date period than the prior year period as presented in Table 5.

Technology and related costs increased for the six months ended June 30, 2012, by $1.2 million, or 22%, compared to the prior year period and was primarily due to investments in data networking to provide greater bandwidth and improve overall service levels, as well as higher volumes in transaction based data processing fees for client-based services (loans, deposits and wires).

Marketing expense increased $775,000, or 17%, for the six months ended June 30, 2012, compared to the prior year period and was largely due to advertising costs associated with our new advertising program to raise our corporate profile in 2012 as well as higher client development costs.

Professional services which include fees paid for legal, accounting, and consulting services, decreased $442,000, or 10%, for the six months ended June 30, 2012 from the prior year period with lower corporate legal fees and reduced consultancy services driving the decline.

Net foreclosed property expenses increased $6.3 million, or 46%, compared to the prior year period. The increase in net foreclosed property expenses is primarily due to higher valuation write-downs which totaled $13.7 million for six months ended June 30, 2012 compared to $10.2 million for the prior year period and was largely associated with land parcels and higher property taxes and general OREO expense to maintain the properties prior to sale during the current year period as compared to the prior year period. Also impacting net foreclosed property expense was net loss on sale of OREO which increased $1.1 million compared to the first half of 2011, mostly due to gains on sale of OREO recorded in the comparable 2011 period. Net foreclosed property expense may remain elevated and fluctuate as we determine appropriate asset resolution strategies each period. Refer to the “Foreclosed Real Estate” discussion in the “Loan Portfolio and Credit Quality” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our OREO portfolio and valuation process.

Insurance costs decreased $3.9 million, or 31%, for the six months ended June 30, 2012 compared to the prior year period and was primarily due to lower deposit insurance assessments as a result of the change in FDIC insurance methodology that became effective in April 2011, including clarifying guidance provided in third quarter 2011 by the FDIC on certain elements in the model. The new assessment regulations modified the assessment base from one based on domestic deposits to a risk assessed balance sheet model.

Loan and collection expense decreased $725,000, or 11%, for six months ended June 30, 2012 compared to the prior year period as activity is decreasing in conjunction with the overall decrease in problem loans, which was partially offset by costs associated with higher mortgage application volumes in connection with our performing loan activities.

Other expenses increased $2.2 million, or 40%, for the six months ended June 30, 2012 compared to the prior year period largely due to a $933,000 provision for unfunded commitments in the current year period, along with a $1.1 million reduction of the reserve for unfunded commitments in the prior year period.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. For the quarter ended June 30, 2012, we recorded an income tax provision of $13.2 million on pre-tax income of $30.7 million (equal to a 43.0% effective tax rate) compared to an income tax provision of $6.3 million on pre-tax income of $15.3 million for the quarter ended June 30, 2011 (equal to a 41.2% effective tax rate).

For the six months ended June 30, 2012, income tax expense totaled $22.9 million on pre-tax income of $54.6 million (equal to a 41.9% effective tax rate) compared to an income tax provision of $8.6 million on pre-tax income of $28.6 million for the six months ended June 30, 2011 (equal to a 30.1% effective tax rate).

Our effective income tax rate in the 2012 and 2011 periods varied from the statutory federal income tax rate of 35% principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance, certain non-deductible compensation (due to TARP limitations on deductions) and business expenses, and tax credits. For the quarter and six months ended June 30, 2012, our effective tax rate was also negatively impacted by changes in state effective tax rates and charges relating to vesting and expiration of equity awards, offset in part by the recognition of tax benefits relating to previously uncertain tax positions.

For the quarter ended June 30, 2011, the effective tax rate was negatively impacted by changes in effective state tax rates and the dissolution of the Bank’s investment subsidiary. For the six months ended June 30, 2011, the effective tax rate was impacted by a $2.8 million tax benefit associated with the repricing of our deferred tax asset due to a change in the Illinois corporate income tax rate that became effective during the first quarter of 2011.

Net deferred tax assets totaled $97.0 million at June 30, 2012. We have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that the Company was not in a cumulative book loss position for financial statement purposes at June 30, 2012, measured on a trailing three-year basis. In addition, we considered the Company’s recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

At June 30, 2012, we had approximately $14 million of deferred tax assets that relate to equity compensation awards, including both unexercised stock options and unvested restricted shares. In both cases, the deferred tax assets may not be fully realized in future periods primarily due to stock price valuation. Currently, most of our stock options are “out of the money” with an exercise price above our current stock price. Depending in part on changes in our stock price, we could incur tax charges at the expiration date of the options or prior to that time if employees terminate and “out-of-the money” options expire, or in certain instances, when employees exercise options. In the case of restricted shares, the tax benefits will not be fully realized if the fair market value of the awards on the vesting/release date is less than the value of the awards on the grant date.

In such circumstances where there is a “shortfall” in tax benefits on the exercise, vesting or expiration of an equity award, such “shortfall” amounts are charged to stockholders’ equity if there is a sufficient level of “excess” tax benefits accumulated from prior years. For the six months ended June 30, 2012, we charged $1.3 million of such shortfall tax benefits to income tax expense as a result of equity award transactions during the period. This resulted in an increase in the effective tax rate for the six-month period of approximately two percentage points. Based on our current stock price level, scheduled vesting of restricted shares and anticipated option expirations, we expect to incur additional “shortfall” tax charges throughout 2012 which will put upward pressure on our effective income tax rate. The amount of such “shortfall” charges in 2012 and in future periods is dependent on changes in our stock price as well as the impact of employee terminations, option exercise decisions and other factors.

For calendar year 2012, we currently expect the effective tax rate to be in the range of 41-42%, although a number of factors will continue to influence that estimate, including share price valuation and its influence on the tax benefits related to stock compensation.

Operating Segments Results

We have three primary business segments: Banking, Trust and Investments, and Holding Company Activities.

Banking

The profitability of our Banking segment is dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. The net income for the Banking segment for the quarter ended June 30, 2012 was $25.3 million, an increase of $9.5 million from net income of $15.8 million for the prior year period. The increase in net income resulted primarily from a $14.1 million decrease in the provision for loan and covered loan losses. Also contributing to net income for the period was an increase of $4.9 million in net interest income and $5.1 million in non-interest income, with increases in mortgage banking, capital markets product income, treasury management, and loan and credit-related fees contributing to the year-over-year growth. Net income for the period was offset by an increase of $9.4 million in non-interest expense due primarily to higher compensation expense and continued elevated net foreclosed property expense.

Total loans for the Banking segment increased to $9.4 billion at June 30, 2012 compared to $9.0 billion at December 31, 2011. Total deposits increased from December 31, 2011 levels of $10.5 billion to $10.9 billion at June 30, 2012.

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

Trust and Investments net income of $346,000 for second quarter 2012 increased 25% from the prior year period of $276,000. Although net interest income was relatively stable, we experienced a decline in both fee revenue and non-interest expense as expected due to the previously disclosed departure of two relationship managers in connection with recent organizational changes in our investment management business as part of a strategic repositioning. In addition, the second quarter 2011 benefited from fees associated with the administration of a large estate. AUMA was $4.7 billion as of June 30, 2012, compared to $4.3 billion as of December 31, 2011, and included the addition of $474.2 million in new custody assets as a result of expanded product offerings. Refer to the Trust and Investments revenue discussion within the non-interest income section of Management’s Discussion and Analysis for further details regarding custody assets and impact on fee income.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in its bank subsidiary. Undistributed earnings relating to this investment are not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of share-based compensation and professional fees. The Holding Company Activities segment reported a net loss of $8.1 million for the quarter ended June 30, 2012, compared to a net loss of $7.1 million for the prior year period. Exclusive of the $1.7 million reduced tax benefit for the comparative period, net loss of $10.6 million for second quarter 2012 was reduced $731,000 from a net loss of $11.3 million for the prior year period. The reduced loss is primarily due to lower share-based compensation of $662,000 and a decline in professional fees of $283,000, partially offset by an increase in salary and wages of $347,000.

At June 30, 2012, the Holding Company had $116.6 million in cash on-hand compared to $149.7 million at December 31, 2011. Annual cash needs of the Holding Company approximate $35 to $40 million and include debt service payments, dividend payable on both our common and preferred stock and general operating expenses. In addition to these cash needs, from time to time the Holding Company’s cash may be impacted by the timing of intercompany cash settlement of tax payments, as was the case during the first six months of 2012 where the Holding Company had net cash outflows of approximately $12.0 million. At July 31, 2012, cash on hand at the Holding Company totaled $140.8 million reflecting the receipt of intercompany tax payments from the Bank.

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

Investments are comprised of debt securities and non-marketable equity investments. Our debt securities portfolio is primarily comprised of residential and commercial mortgage-backed pools, collateralized mortgage obligations, U.S. Treasury securities and state and municipal bonds.

Debt securities that are classified as available-for-sale are carried at fair value and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Unrealized gains and losses on available-for-sale securities represent the difference between the aggregated cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of equity in accumulated other comprehensive income (“AOCI”). This balance sheet component will fluctuate as current market interest rates and conditions change, which changes affect the aggregate fair value of the portfolio. In periods of significant market volatility we may experience significant changes in AOCI. AOCI is not included in the calculation of regulatory capital.

Debt securities that are classified as held-to-maturity are securities we have the ability and intent to hold until maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts.

Non-marketable equity investments include Federal Home Loan Bank (“FHLB”) stock and various other equity securities. At June 30, 2012 our investment in FHLB stock was $43.5 million, compared to $40.7 million at December 31, 2011. FHLB stock holdings are necessary to maintain FHLB advances and availability. In April 2012, we purchased an additional $3.1 million in FHLB stock in compliance with membership requirements. Also included in non-marketable equity investments are certain interests we have in investment funds that make qualifying investments for purposes of supporting our community reinvestment initiatives. Such investments had a carrying amount of $3.9 million at June 30, 2012.

We do not own any Freddie Mac or Fannie Mae preferred stock or subordinated debt obligations, bank trust preferred securities, or any sub-prime mortgage-backed securities.

Table 7

Investment Securities Portfolio Valuation Summary

(Dollars in thousands)

	As of June 30, 2012			As of December 31, 2011
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$88,252	$87,286	3.8	$61,521	$60,590	2.7
U.S. Agency securities	—	—	—	10,034	10,014	0.4
Collateralized mortgage obligations	305,268	292,177	12.8	356,000	344,078	15.3
Residential mortgage-backed securities	1,034,113	983,811	43.4	1,189,213	1,140,555	51.3
State and municipal securities	197,516	186,029	8.3	166,197	154,080	7.2
Foreign sovereign debt	500	500	*	500	500	*

Total available-for-sale	1,625,649	1,549,803	68.3	1,783,465	1,709,817	76.9

Held-to-Maturity
Residential mortgage-backed securities	688,497	675,211	28.9	493,159	490,072	21.2
Commercial mortgage-backed securities	17,680	17,495	0.7	—	—	—
State and municipal securities	571	571	*	71	71	*

Total held-to-maturity	706,748	693,277	29.6	493,230	490,143	21.2

Non-Marketable Equity Investments
FHLB stock	43,467	43,467	1.9	40,695	40,695	1.8
Other	4,235	4,235	0.2	2,909	2,909	0.1

Total non-marketable equity investments	47,702	47,702	2.1	43,604	43,604	1.9

Total securities	$2,380,099	$2,290,782	100.0	$2,320,299	$2,243,564	100.0

*	Less than 0.1%

As of June 30, 2012, our securities portfolio totaled $2.4 billion, an increase from $2.3 billion at December 31, 2011. Since year end 2011, purchases of securities totaled $306.0 million with $71.0 million in the available-for sale-portfolio, $231.3 million in the held-to-maturity portfolio and the remaining $3.7 million in nonmarketable equity securities. The current year purchases in the investment portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential mortgage-backed securities as well as purchases of commercial agency guaranteed mortgage-backed securities and state and municipal securities.

In conjunction with ongoing portfolio management and rebalancing activities, we sold $746,000 in book value of tax-exempt municipal securities during the six months ended June 20, 2012, resulting in a net securities gain of $66,000. In addition, we recognized $251,000 in losses on CRA investments and other non-marketable securities during the second quarter 2012.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprise 86% of the total portfolio at June 30, 2012. All of the mortgage securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All mortgage securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 8% of the total portfolio at June 30, 2012. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit rating when evaluating a purchase or sale decision.

At June 30, 2012, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $46.4 million, approximating levels at December 31, 2011.

The following table presents the maturities of the different types of investments that we owned at June 30, 2012, and the corresponding interest rates.

Table 8

Repricing Distribution and Portfolio Yields

(Dollars in thousands)

	As of June 30, 2012
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$—	—%	$87,286	0.95%	$—	—%	$—	—%
Collateralized mortgage obligations (1)	68,581	3.17%	170,141	3.34%	50,036	3.18%	3,419	3.30%
Residential mortgage-backed securities (1)	269,114	3.28%	547,122	3.23%	149,670	3.24%	17,905	3.24%
State and municipal securities (2)	7,313	6.20%	77,944	5.06%	98,987	3.92%	1,785	6.77%
Foreign sovereign debt	—	—%	500	1.51%	—	—%	—	—%

Total available-for-sale	345,008	3.32%	882,993	3.19%	298,693	3.45%	23,109	3.52%

Held-to-Maturity
Residential mortgage-backed securities (1)	113,792	1.99%	415,395	2.00%	122,641	2.03%	23,383	2.19%
Commercial mortgage-backed securities (1)	322	1.68%	3,033	1.66%	14,140	2.31%	—	—%
State and municipal securities (2)	523	5.93%	48	3.56%	—	—%	—	—%

Total held-to-maturity	114,637	2.00%	418,476	2.00%	136,781	2.06%	23,383	2.19%

Non-Marketable Equity Investments
FHLB stock (3)	43,467	0.98%	—	—%	—	—%	—	—%
Other	4,235	n/a	—	—%	—	—%	—	—%

Total non-marketable equity investments	47,702	0.89%	—	—%	—	—%	—	—%

Total securities	$507,347	2.79%	$1,301,469	2.80%	$435,474	3.02%	$46,492	2.85%

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

Total loans, excluding covered assets, increased $427.7 million to $9.4 billion as of June 30, 2012 from $9.0 billion at December 31, 2011 driven by growth in the commercial loan portfolio, which increased $584.8 million from year end 2011. During the first six months of 2012, we funded approximately $800 million of loans to new clients while revolving line usage remained flat. This growth was muted by our problem loan disposition activities and client departures. In addition, our loan growth was constrained due to the exiting of certain non-strategic client relationships as part of our ongoing efforts to concentrate on client relationships that meet certain minimum return on capital standards we have established. As a result of the current year loan growth, commercial loans (including commercial owner-occupied CRE loans) increased as a proportion of total loans to 63% at June 30, 2012 from 59% at December 31, 2011.

In line with our ongoing strategy to grow middle market commercial business, we may continue to seek to exit accounts that no longer align strategically or do not meet return or other performance hurdles.

The following table presents the composition of our loan portfolio at the dates shown.

Table 9

Loan Portfolio

(Dollars in thousands)

	June 30, 2012	% of Total	December 31, 2011	% of Total	% Change
Commercial and industrial	$4,523,780	47.9	$4,192,842	46.5	7.9
Commercial – owner-occupied CRE	1,384,831	14.7	1,130,932	12.6	22.5

Total commercial	5,908,611	62.6	5,323,774	59.1	11.0
Commercial real estate	2,124,492	22.5	2,233,851	24.8	-4.9
Commercial real estate – multi-family	499,250	5.3	452,595	5.0	10.3

Total commercial real estate	2,623,742	27.8	2,686,446	29.8	-2.3
Construction	171,014	1.8	287,002	3.2	-40.4

Total commercial real estate and construction	2,794,756	29.6	2,973,448	33.0	-6.0
Residential real estate	330,254	3.5	297,229	3.3	11.1
Home equity	174,131	1.9	181,158	2.0	-3.9
Personal	228,483	2.4	232,952	2.6	-1.9

Total loans	$9,436,235	100.0	$9,008,561	100.0	4.7

Table 10

Commercial Loan Portfolio Composition

by Industry Segment

(Dollars in thousands)

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Manufacturing	$1,347,763	23	$1,257,973	24
Healthcare	1,290,219	22	1,218,205	23
Wholesale trade	588,666	10	482,386	9
Finance and insurance	492,367	8	454,830	8
Real estate, rental and leasing	333,393	6	342,860	6
Professional, scientific and technical services	410,156	7	350,677	7
Administrative, support, waste management and remediation services	351,447	6	321,912	6
Architecture, engineering and construction	257,529	4	195,875	4
All other (1)	837,071	14	699,056	13

Total commercial (2)	$5,908,611	100	$5,323,774	100

(1)	All other consists of numerous smaller balances across a variety of other industries.
(2)	Includes loans secured by owner-occupied commercial real estate of $1.4 billion at June 30, 2012 and $1.1 billion at December 31, 2011.

Within our commercial lending business, we have a specialized niche in the “assisted living,” nursing and residential care segment of the healthcare industry. At June 30, 2012, 22% of the commercial loan portfolio had been extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. These loans tend to be larger extensions of credit and are primarily to for-profit businesses. To date, this portfolio segment has experienced minimal defaults and losses.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at June 30, 2012 and December 31, 2011.

Table 11

Commercial Real Estate and Construction Loan Portfolios

by Collateral Type

(Dollars in thousands)

	June 30, 2012				December 31, 2011
	Amount Outstanding	% of Total	Amount Non- performing	% Non- performing (1)	Amount Outstanding	% of Total	Amount Non- performing	% Non- performing (1)
Commercial Real Estate
Land	$225,810	9	$24,792	11	$230,579	9	$14,702	6
Residential 1-4 family	90,554	3	12,139	13	105,919	4	24,306	23
Multi-family	499,250	19	8,752	2	452,595	17	4,102	1
Industrial/warehouse	310,203	12	6,886	2	350,282	13	11,788	3
Office	568,435	22	20,560	4	585,183	22	21,137	4
Retail	401,888	15	37,730	9	431,200	16	32,590	8
Healthcare	209,934	8	—	—	144,529	5	—	—
Mixed use/other	317,668	12	8,585	3	386,159	14	24,632	6

Total commercial real estate	$2,623,742	100	$119,444	5	$2,686,446	100	$133,257	5

Construction
Land	$53,050	31	$—	—	$23,422	8	$369	2
Residential 1-4 family	14,785	9	—	—	21,906	8	3,073	14
Multi-family	11,950	7	—	—	64,892	23	—	—
Industrial/warehouse	4,870	3	—	—	15,216	5	—	—
Office	39,303	23	401	1	43,403	15	336	1
Retail	11,736	7	—	—	61,469	21	12,490	20
Mixed use/other	35,320	20	154	*	56,694	20	5,611	10

Total construction	$171,014	100	$555	*	$287,002	100	$21,879	8

(1)	Calculated as nonperforming loans in the respective collateral type divided by total loans of the corresponding collateral type presented above.
*	Less than 1%.

The collateral underlying our commercial real estate portfolio is principally located in and around our core markets and is significantly concentrated in the Chicago metropolitan area.

Of the combined commercial real estate and construction portfolios, the single largest category at June 30, 2012 was office real estate, which represented 22% of the combined portfolios. Our total exposure to land loans in the combined portfolios totaled $278.9 million at June 30, 2012 and $254.0 million at December 31, 2011. We manage our exposure to land to an appropriate level of the overall loan portfolio. As a percentage of the total commercial real estate and construction portfolios, land loans were 10% at June 30, 2012 and 9% at December 31, 2011.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of June 30, 2012, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 12

Maturities and Sensitivities of Loans

to Changes in Interest Rates

(Amounts in thousands)

	As of June 30, 2012
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$1,533,363	$4,286,004	$89,244	$5,908,611
Commercial real estate	1,066,707	1,475,500	81,535	2,623,742
Construction	37,920	126,620	6,474	171,014
Residential real estate	17,101	30,391	282,762	330,254
Home equity	49,965	71,515	52,651	174,131
Personal	150,203	76,668	1,612	228,483

Total	$2,855,259	$6,066,698	$514,278	$9,436,235

Loans maturing after one year:
Predetermined (fixed) interest rates		$413,865	$84,808
Floating interest rates		5,652,833	429,470

Total		$6,066,698	$514,278

Of the $6.1 billion in loans maturing after one year with a floating interest rate, $1.3 billion are subject to interest rate floors under the loan agreement with $1.2 billion that have such floors in effect at June 30, 2012.

Delinquent Loans, Special Mention and Potential Problem Loans and Nonperforming Assets

Loans are reported delinquent if the required principal and interest payments have not been received within 30 days of the date such payment is due. Delinquency can be driven by either failure of the borrower to make payments within the term of the loan or failure to make the final payment at maturity. The majority of our loans are not fully amortizing over the term. As a result, a sizeable final repayment is often required at maturity. If a borrower lacks refinancing options or the ability to pay, the loan may become delinquent in connection with its maturity. Of total commercial, commercial real estate, and construction loans outstanding at June 30, 2012, $699.2 million are scheduled to mature in the third quarter of 2012, almost all of which were performing.

Loans considered special mention are performing in accordance with the contractual terms but demonstrate potential weakness that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity, or other credit concerns.

Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest but the ultimate collection of these loans is questionable due to the same conditions that characterize a special mention credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming.

Special mention and potential problem loans as of June 30, 2012 and December 31, 2011 are presented in Tables 14 and 19.

Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure proceedings and are awaiting disposition and are presented in Table 14. Nonperforming loans consist of nonaccrual loans, including restructured loans that remain on nonaccrual. We specifically exclude certain restructured loans that accrue interest from our definition of nonperforming loans if the borrower has demonstrated the ability to meet the new terms of the restructuring as evidenced by a minimum of at least six months of performance in compliance with the restructured terms or if the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. All loans are placed on nonaccrual status when principal or interest payments become 90 days past due or earlier if management deems the collectability of the principal or interest to be in question rather than waiting until the loans become 90 days past due. When interest accruals are discontinued, accrued but uncollected interest is reversed reducing interest income. Subsequent receipts on nonaccrual loans are recorded in the financial statements as a reduction of principal, and interest income is only recorded on a cash basis after principal recovery is reasonably assured. Classification of a loan as nonaccrual does not necessarily preclude the ultimate collection of loan principal and/or interest. Nonperforming loans are presented in Tables 14, 15, 16, and 19.

Foreclosed assets represent property acquired as the result of borrower defaults on loans secured by a mortgage on real property. Foreclosed assets are recorded at the lesser of current carrying value or estimated fair value, less estimated selling costs at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On a periodic basis, the carrying values of these properties are adjusted based upon new appraisals and/or market indications. Write-downs are recorded for subsequent declines in net realizable value and are included in non-interest expense along with other expenses related to maintaining the properties. Additional information on our OREO assets is presented in Tables 20 through 22.

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of reduction in interest rate, extension of the maturity date, reduction in the principal balance, or other action intended to minimize potential losses that would otherwise not be considered in order to improve the chance of a more successful recovery on the loan. Such concessions as part of a modification are accounted for as TDRs. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. We may utilize a multiple note structure as a workout alternative for certain loans. The multiple note structure typically bifurcates a troubled loan into two separate notes, where the first note is reasonably assured of repayment and performance according to the modified terms, and the second note of the troubled loan that is not reasonably assured of repayment is charged-off. TDRs accrue interest as long as the borrower complies with the revised terms and conditions and has historically demonstrated repayment performance at a level commensurate with the modified terms; otherwise, the restructured loan will be classified as nonaccrual. The composition of our restructured loans accruing interest by loan category, current period activity and stratification is presented in Tables 14, 17 and 18.

Aside from the decision to restructure a loan, thereby increasing our outstanding TDRs, changes in the level of TDRs from period to period may be impacted by both favorable and unfavorable developments associated with the respective TDR. Favorable developments include payoffs at par, paydowns of principal earlier than expected and regular amortizing payments. In addition, certain TDRs may be subsequently re-underwritten as pass-rated credits, which is evidence that the borrower would no longer be considered “troubled” and, accordingly, the TDR classification is removed. Unfavorable developments include performance deterioration in the borrower’s operations, which can cause the loan’s classification to be changed to nonperforming and removed from the accruing TDR portfolio.

Nonperforming loans totaled $209.3 million at June 30, 2012, down 19% from $259.9 million at December 31, 2011. Nonperforming loan inflows, which is primarily composed of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status), showed a downward trend, totaling $57.7 million during the second quarter 2012, compared to $69.6 million for the first quarter 2012 and $67.5 million for the fourth quarter 2011. Inflows to nonperforming loans were more than offset by problem loan resolutions (paydowns, payoffs and return to accruing status), dispositions, charge-offs and transfers to OREO during the quarter. As shown in Table 16 which provides the nonperforming loan stratification by size, seven nonperforming loans in excess of $5.0 million comprised approximately half of our total nonperforming loans at June 30, 2012. Commercial real estate and construction loans were 57% of our total nonperforming loans at June 30, 2012, reflecting the continuing stress in the sector.

Total nonperforming assets declined 17% to $319.2 million at June 30, 2012 from $385.6 million at December 31, 2011, reflecting progress in improving the overall asset quality of the portfolio and reducing problem assets. Nonperforming assets were 2.47% of total assets at June 30, 2012, compared to 3.11% at December 31, 2011. During the first six months of 2012, total nonperforming loans declined by $50.5 million, or 19%, primarily due to disposition activity, charge-offs and movement of nonperforming loans to OREO. OREO decreased $15.9 million, or 13%, from December 31, 2011, due to sales of OREO with a net book value of $25.6 million and $13.7 million of valuation adjustments, principally on land parcels. Meaningful declines in OREO balances in the near term are unlikely as problem loans continue to progress through the workout process and disposition activity is limited to some degree by illiquidity of land, the Company’s largest OREO category. Refer to “Foreclosed Real Estate” below for further discussion on OREO.

During the second quarter 2012, we executed a variety of resolution strategies which included a combination of asset sale dispositions and loan restructurings, reducing special mention, potential problem loan and non-performing assets. Disposition activity during the second quarter 2012 included the sale of $50.8 million in problem assets, including $35.4 million in nonperforming loans, $1.0 million in early stage problem loans and $14.4 million in OREO, at a 2% net incremental charge based on the carrying value net of specific reserves at the time of disposition. Our focused asset management activities have led to declines in the early stage problem loan categories; special mention and potential problem loans were down 17% from $327.8 million at March 31, 2012 to $272.1 million at June 30, 2012.

We have remained consistent and successful in our principal approach to disposing distressed assets, utilizing direct sales to end-users or other identified interest parties in particular assets and continue to source all dispositions opportunistically, limiting the use of brokered or pooled transactions. Our expectation is that dispositions will remain at meaningful levels in the near term as we continue to assess the market for the best disposition strategy and to maximize liquidation proceeds of the individual assets sold. We will also continue to use various other strategies mentioned above, including restructuring, that are consistent with our goal to maximize economic recovery on the asset.

TDRs totaled $97.7 million at June 30, 2012, decreasing $3.2 million from $100.9 million at December 31, 2011. Although TDRs decreased from year end 2011 levels, there was $49.5 million of new TDRs during the first six months of 2012 which were offset by $19.3 million in paydowns and payoffs and $32.4 million of TDRs moving to a nonperforming loan status. Of the $49.5 million in new TDRs during the first six months of 2012, 66% were commercial loans restructured to extend the maturity date and related to five borrowers. Of the TDRs moving to nonperforming status, $16.6 million related to two borrowers and were restructured in the prior twelve months, one of which totaled $16.5 million. Also, since year end 2011, $1.1 million in loans that were previously classified as TDRs were subsequently re-underwritten as pass-rated credits and removed from the TDR portfolio.

Because the loan portfolio contains loans that may be larger in size in order to accommodate the financing needs of some of our borrowers, the movement of one or more of these loans to a different performance classification can create volatility in our credit quality metrics, including TDR loans as discussed above.

As problem loan indicators and problem asset resolution continued to trend positively, we expect further improvement in the credit quality of the portfolio. However, because many of our potential problem loans are commercial real estate-related, a currently highly-stressed loan sector, and because the potential problem loan population contains some larger-sized credits, our total nonperforming loans and nonperforming inflows may fluctuate over the next several quarters as we continue to execute remediation plans and work through the credit cycle. In addition, credit quality trends may also be impacted by the uncertainty in global economic conditions and market turmoil that could disrupt workout plans, adversely affect clients, or negatively impact collateral valuations. Further, net nonperforming asset levels and levels of restructured loans could fluctuate depending on the mix and timing of dispositions or other remediation actions. Our efforts to continue to dispose of nonperforming and problem assets in future quarters may be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, activity levels in the real estate market and real estate inventory coming into the market for sale. OREO is likely to remain elevated as nonperforming commercial real estate loans continue to move through the collection process.

The following table breaks down our loan portfolio at June 30, 2012 between performing, delinquent and nonperforming status.

Table 13

Delinquency Analysis

(Dollars in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Nonaccrual	Total Loans
As of June 30, 2012

Loan Balances:
Commercial	$5,842,805	$901	$5,064	$—	$59,841	$5,908,611
Commercial real estate	2,500,441	1,314	2,543	—	119,444	2,623,742
Construction	170,459	—	—	—	555	171,014
Residential real estate	318,864	341	21	—	11,028	330,254
Personal and home equity	381,143	1,983	1,017	—	18,471	402,614

Total loans	$9,213,712	$4,539	$8,645	$—	$209,339	$9,436,235

% of Loan Balance:
Commercial	98.89%	0.01%	0.09%	—	1.01%	100.00%
Commercial real estate	95.30%	0.05%	0.10%	—	4.55%	100.00%
Construction	99.68%	—	—	—	0.32%	100.00%
Residential real estate	96.55%	0.10%	0.01%	—	3.34%	100.00%
Personal and home equity	94.67%	0.49%	0.25%	—	4.59%	100.00%

Total loans	97.64%	0.05%	0.09%	—	2.22%	100.00%

As of December 31, 2011

Loan Balances:
Commercial	$5,250,875	$6,018	$923	$—	$65,958	$5,323,774
Commercial real estate	2,539,889	3,523	9,777	—	133,257	2,686,446
Construction	262,742	—	2,381	—	21,879	287,002
Residential real estate	278,195	3,800	645	—	14,589	297,229
Personal and home equity	388,686	446	809	—	24,169	414,110

Total loans	$8,720,387	$13,787	$14,535	$—	$259,852	$9,008,561

% of Loan Balance:
Commercial	98.63%	0.11%	0.02%	—	1.24%	100.00%
Commercial real estate	94.55%	0.13%	0.36%	—	4.96%	100.00%
Construction	91.55%	—	0.83%	—	7.62%	100.00%
Residential real estate	93.59%	1.28%	0.22%	—	4.91%	100.00%
Personal and home equity	93.85%	0.11%	0.20%	—	5.84%	100.00%

Total loans	96.81%	0.15%	0.16%	—	2.88%	100.00%

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, special mention, potential problem and past due loans for the past five periods.

Table 14

Nonperforming Assets, Restructured, Special Mention, Potential Problem and Past Due Loans

(Dollars in thousands)

	2012		2011
	June 30	March 31	December 31	September 30	June 30
Nonaccrual loans:
Commercial	$59,841	$40,186	$65,958	$61,399	$51,634
Commercial real estate	119,444	159,255	133,257	168,078	192,778
Construction	555	2,781	21,879	29,997	37,140
Residential real estate	11,028	12,069	14,589	18,007	18,496
Personal and home equity	18,471	18,931	24,169	27,266	30,400

Total nonaccrual loans	209,339	233,222	259,852	304,747	330,448

90 days past due loans (still accruing interest)	—	—	—	—	—

Total nonperforming loans	209,339	233,222	259,852	304,747	330,448
OREO	109,836	123,498	125,729	116,364	123,997

Total nonperforming assets	$319,175	$356,720	$385,581	$421,111	$454,445

Restructured loans accruing interest:
Commercial	$82,218	$82,669	$42,569	$44,933	$52,787
Commercial real estate	12,977	37,557	41,348	46,303	47,262
Construction	—	—	—	—	9,012
Residential real estate	874	1,115	3,238	1,063	1,167
Personal and home equity	1,621	15,180	13,754	14,031	14,386

Total restructured loans accruing interest	$97,690	$136,521	$100,909	$106,330	$124,614

Special mention loans	$108,052	$143,790	$204,965	$218,561	$227,413
Potential problem loans	$164,077	$184,029	$177,095	$277,125	$392,019
30-89 days past due loans	$13,184	$24,020	$28,322	$23,320	$24,860
Nonperforming loans to total loans (excluding covered assets)	2.22%	2.53%	2.88%	3.51%	3.81%
Nonperforming loans to total assets	1.62%	1.85%	2.09%	2.54%	2.73%
Nonperforming assets to total assets	2.47%	2.83%	3.11%	3.50%	3.75%
Allowance for loan losses as a percent of nonperforming loans	83%	79%	74%	66%	62%

The following table present changes in our nonperforming loans for the past five periods.

Table 15

Nonperforming Loans Rollforward

(Amounts in thousands)

	Quarters Ended
	2012		2011
	June 30	March 31	December 31	September 30	June 30
Balance at beginning of period	$233,222	$259,852	$304,747	$330,448	$356,932
Additions:
New nonaccrual loans (1)	57,717	69,581	67,512	68,298	110,438
Reductions:
Return to performing status	(1,953)	(14,291)	(2,072)	(1,608)	(2,781)
Paydowns and payoffs, net of advances	(9,961)	(4,806)	(8,950)	(13,166)	(8,258)
Net sales	(25,954)	(27,479)	(27,178)	(20,432)	(38,129)
Transfer to OREO	(9,968)	(13,513)	(33,695)	(24,373)	(49,667)
Charge-offs, net	(33,764)	(36,122)	(40,512)	(34,420)	(38,087)

Total reductions	(81,600)	(96,211)	(112,407)	(93,999)	(136,922)

Balance at end of period	$209,339	$233,222	$259,852	$304,747	$330,448

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

The following table presents the stratification of our nonperforming loans as of June 30, 2012 and December 31, 2011.

Table 16

Nonperforming Loans Stratification

(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of June 30, 2012

Amount:
Commercial	$31,535	$—	$11,407	$8,792	$8,107	$59,841
Commercial real estate	63,709	6,409	6,984	12,220	30,122	119,444
Construction	—	—	—	—	555	555
Residential real estate	—	—	4,789	—	6,239	11,028
Personal and home equity	—	—	3,848	—	14,623	18,471

Total nonperforming loans	$95,244	$6,409	$27,028	$21,012	$59,646	$209,339

Number of Borrowers:
Commercial	2	—	3	4	30	39
Commercial real estate	4	1	2	5	48	60
Construction	—	—	—	—	2	2
Residential real estate	—	—	1	—	21	22
Personal and home equity	—	—	1	—	43	44

Total	6	1	7	9	144	167

Nonperforming Loans Stratification (Cont.)

(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2011

Amount:
Commercial	$30,226	$16,820	$3,448	$3,434	$12,030	$65,958
Commercial real estate	56,969	10,257	15,740	21,549	28,742	133,257
Construction	12,490	—	4,760	1,547	3,082	21,879
Residential real estate	—	—	4,789	2,473	7,327	14,589
Personal and home equity	—	7,108	—	3,795	13,266	24,169

Total nonperforming loans	$99,685	$34,185	$28,737	$32,798	$64,447	$259,852

Number of Borrowers:
Commercial	2	2	1	2	39	46
Commercial real estate	4	2	4	10	56	76
Construction	1	—	1	1	5	8
Residential real estate	—	—	1	1	19	21
Personal and home equity	—	1	—	2	37	40

Total	7	5	7	16	156	191

The following table present changes in our restructured loans accruing interest for the past five periods.

Table 17

Restructured Loans Accruing Interest Rollforward

(Amounts in thousands)

	Quarters Ended
	2012			2011
	June 30		March 31	December 31	September 30	June 30
Balance at beginning of period	$136,521		$100,909	$106,330	$124,614	$100,895
Additions:
New restructured loans accruing interest (1)	1,864		47,673	8,803	8,592	54,663
Restructured loans returned to accruing status	157		—	1,099	1,029	—
Reductions:
Paydowns and payoffs, net of advances	(14,593)		(4,661)	(3,334)	(20,545)	(7,915)
Transferred to nonperforming loans	(25,688	)(2)	(6,665)	(5,735)	(4,716)	(9,930)
Net sales	(170)		—	—	(2,260)	(9,600)
Removal of restructured loan status (3)	(401)		(735)	(6,254)	(340)	—
Charge-offs, net	—		—	—	(44)	(3,499)

Balance at end of period	$97,690		$136,521	$100,909	$106,330	$124,614

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new restructured loans accruing interest.
(2)	This amount includes one TDR totaling $16.5 million that was restructured within the past twelve months, while the remaining balance pertains to TDRs that were restructured prior to that time period.
(3)	Represents loans that were previously classified as an accruing TDR and subsequently re-underwritten as a pass-rated credit. Per our TDR policy, the TDR classification is removed.

The following table presents the stratification of our restructured loans accruing interest as of June 30, 2012 and December 31, 2011.

Table 18

Restructured Loans Accruing Interest Stratification

(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of June 30, 2012

Amount:
Commercial	$60,733	$14,190	$—	$2,799	$4,496	$82,218
Commercial real estate	—	5,157	—	4,211	3,609	12,977
Residential real estate	—	—	—	—	874	874
Personal and home equity	—	—	—	—	1,621	1,621

Total restructured loans accruing interest	$60,733	$19,347	$—	$7,010	$10,600	$97,690

Number of Borrowers:
Commercial	4	2	—	1	10	17
Commercial real estate	—	1	—	2	8	11
Residential real estate	—	—	—	—	3	3
Personal and home equity	—	—	—	—	2	2

Total	4	3	—	3	23	33

As of December 31, 2011

Amount:
Commercial	$15,279	$19,065	$4,331	$—	$3,894	$42,569
Commercial real estate	21,273	10,364	—	4,944	4,767	41,348
Residential real estate	—	—	—	2,213	1,025	3,238
Personal and home equity	12,691	—	—	—	1,063	13,754

Total restructured loans accruing interest	$49,243	$29,429	$4,331	$7,157	$10,749	$100,909

Number of Borrowers:
Commercial	1	3	1	—	10	15
Commercial real estate	1	2	—	2	10	15
Residential real estate	—	—	—	1	2	3
Personal and home equity	1	—	—	—	2	3

Total	3	5	1	3	24	36

The following table presents the credit quality of our loan portfolio as of June 30, 2012 and December 31, 2011, segmented by our transformational and legacy portfolios. We have reduced the level of problem loans, with an overall reduction of 25% from December 31, 2011. Legacy loans, which represent approximately 20% of our total loan portfolio and 44% of nonperforming loans at June 30, 2012, decreased by $278.5 million, or 14% from December 31, 2011.

Table 19

Credit Quality

(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of June 30, 2012

Transformational
Commercial	$50,348	0.9	$54,982	1.0	$45,464	0.8	$5,413,098
Commercial real estate	16,724	1.0	21,921	1.3	68,843	4.0	1,721,408
Construction	5,844	3.5	—	—	—	—	164,639
Residential real estate	351	0.2	4,653	3.1	1,250	0.8	149,150
Home equity	—	—	1,656	2.6	423	0.7	64,266
Personal	—	—	51	—	1,010	0.6	158,378

Total transformational	$73,267	1.0	$83,263	1.1	$116,990	1.5	$7,670,939

Legacy
Commercial	$5,630	1.1	$7,940	1.6	$14,377	2.9	$495,513
Commercial real estate	26,254	2.9	52,943	5.9	50,601	5.6	902,334
Construction	—	—	—	—	555	8.7	6,375
Residential real estate	2,378	1.3	14,959	8.3	9,778	5.4	181,104
Home equity	516	0.5	4,200	3.8	11,640	10.6	109,865
Personal	7	—	772	1.1	5,398	7.7	70,105

Total legacy	$34,785	2.0	$80,814	4.6	$92,349	5.2	$1,765,296

Total	$108,052	1.1	$164,077	1.7	$209,339	2.2	$9,436,235

As of December 31, 2011
Transformational
Commercial	$41,995	0.9	$66,279	1.4	$49,220	1.0	$4,889,734
Commercial real estate	59,031	3.8	1,769	0.1	49,031	3.2	1,549,862
Construction	7,272	3.6	9,283	4.6	12,489	6.2	201,879
Residential real estate	4,490	3.5	5,450	4.2	2,844	2.2	129,161
Home equity	—	—	381	0.7	78	0.1	54,530
Personal	—	—	866	0.6	330	0.2	139,643

Total transformational	$112,788	1.6	$84,028	1.2	$113,992	1.6	$6,964,809
Legacy
Commercial	$12,331	2.8	$13,049	3.0	$16,738	3.9	$434,040
Commercial real estate	73,884	6.5	60,424	5.3	84,226	7.4	1,136,584
Construction	—	—	—	—	9,390	11.0	85,123
Residential real estate	4,854	2.9	12,481	7.4	11,745	7.0	168,068
Home equity	758	0.6	6,003	4.7	11,525	9.1	126,628
Personal	350	0.4	1,110	1.2	12,236	13.1	93,309

Total legacy	$92,177	4.5	$93,067	4.6	$145,860	7.1	$2,043,752

Total	$204,965	2.3	$177,095	2.0	$259,852	2.9	$9,008,561

*	Less than 0.1%

Foreclosed real estate

OREO is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. The decision to foreclose on real property collateral is based on a number of factors, including but not limited to: our determination of the probable success of further collection from the borrower, location of the property, borrower attention to the property’s maintenance and condition and other factors unique to the situation and asset. In all cases, the decision to foreclose represents management’s judgment that ownership of the property will likely result in the best repayment and collection potential on the nonperforming exposure. Updated appraisals on OREO are typically obtained every twelve months and evaluated internally at least every six months. In addition, both property-specific and market-specific factors as well as collateral type factors are taken into consideration, which may result in obtaining more frequent appraisal updates or internal assessments.

OREO totaled $109.8 million at June 30, 2012, down from $125.7 million at December 31, 2011 with inflows into OREO more than offset by sales and a higher level of valuation adjustments during the period. As a result of our regular review of scheduled annual re-appraisal reports on certain OREO during second quarter 2012, it was determined that there was further degradation on land collateral values overall, prompting management to consider this new information in the course of its interim internal assessment on the other land parcels in its OREO portfolio as of June 30, 2012. Land parcel property values continue to decline due to limited market interest from buyers and lower observable sales data used by appraisers to value the properties. For the second quarter 2012, valuation adjustments on OREO were $9.2 million, up $3.7 million from the prior year quarter, and with $6.1 million as a result of lower values related to land parcels and other non-income producing property. At June 30, 2012, land parcels represented 39%, or $43.4 million of total OREO with over 50% of this OREO located in Illinois.

During the second quarter 2012, we sold OREO which primarily consisted of single family homes, office/industrial properties, and multi-family properties, with a net book value of $14.4 million at a loss of $906,000, or 6% of the net book value. Given current economic conditions and the difficult real estate market, the time required to sell these properties in an orderly fashion has increased. OREO is likely to remain elevated as nonperforming commercial real estate loans continue to move through the collection process. Losses as a percent of net book value on sales of OREO property may fluctuate or increase in future quarters as we strategically target individual or larger group dispositions of properties based on individual property characteristics and relevant market factors as part of our overall strategy of maximizing recovery value from the OREO book.

Table 20 presents a rollforward of OREO for the quarters and six months ended June 30, 2012 and 2011. Table 21 presents the composition of OREO properties at June 30, 2012 and December 31, 2011, and Table 22 presents OREO property by geographic location at June 30, 2012 and December 31, 2011.

Table 20

OREO Rollforward

(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$123,498	$93,770	$125,729	$88,728
New foreclosed properties	9,968	49,667	23,481	73,328
Valuation adjustments	(9,207)	(5,483)	(13,729)	(10,245)

Disposals:
Sale proceeds	(13,517)	(13,615)	(22,595)	(25,892)
Net loss on sale	(906)	(342)	(3,050)	(1,922)

Balance at end of period	$109,836	$123,997	$109,836	$123,997

Table 21

OREO Properties by Type

(Dollars in thousands)

	June 30, 2012			December 31, 2011
	Number of Properties	Amount	% of Total	Number of Properties	Amount	% of Total
Single-family homes	58	$17,734	16	71	$26,866	21
Land parcels	273	43,367	39	262	51,465	41
Multi-family	8	2,026	2	14	3,327	3
Office/industrial	45	34,912	32	44	37,019	29
Retail	23	11,797	11	9	7,052	6

Total OREO properties	407	$109,836	100	400	$125,729	100

Table 22

OREO Property Type by Location

(Dollars in thousands)

	Illinois	Georgia	Michigan	South Eastern(1)	Mid Western(2)	Other	Total
As of June 30, 2012
Single-family homes	$16,431	$—	$—	$—	$1,062	$241	$17,734
Land parcels	24,104	2,996	1,956	8,133	6,178	—	43,367
Multi-family	1,918	—	—	—	108	—	2,026
Office/industrial	18,720	1,058	1,181	3,762	8,140	2,051	34,912
Retail	8,946	2,851	—	—	—	—	11,797

Total OREO properties	$70,119	$6,905	$3,137	$11,895	$15,488	$2,292	$109,836

% of Total	64%	6%	3%	11%	14%	2%	100%

As of December 31, 2011
Single-family homes	$23,277	$385	$1,718	$—	$608	$878	$26,866
Land parcels	29,370	2,898	3,171	9,568	6,458	—	51,465
Multi-family	3,327	—	—	—	—	—	3,327
Office/industrial	18,430	1,656	548	3,762	9,228	3,395	37,019
Retail	4,501	1,615	936	—	—	—	7,052

Total OREO properties	$78,905	$6,554	$6,373	$13,330	$16,294	$4,273	$125,729

% of Total	63%	5%	5%	11%	13%	3%	100%

(1)	Represents the southeastern states of Arkansas and Florida.
(2)	Represents the Midwestern states of Kansas, Missouri, Wisconsin, Indiana and Ohio.

At previously discussed, at June 30, 2012, OREO land parcels, currently a fairly illiquid asset class, consisted of 273 properties and represented the largest portion of OREO at 39%. Office/industrial properties, consisting of 45 properties represented 32% of the total OREO. Single-family homes represented 16% of total OREO and consisted of 58 properties.

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

When collateral-dependent loans are determined to be impaired, updated appraisals for loans in excess of $500,000 are typically obtained every twelve months and evaluated internally by our appraisal department at least every six months. Additional diligence procedures are conducted on any appraisal with a value in excess of $250,000 but less than $500,000 upon request only and a technical review is required on appraisals with a value in excess of $1.0 million. In addition to the appraisal, both borrower and market-specific factors are taken into consideration, which may result in obtaining more frequent appraisal updates or internal assessments. Appraisals are conducted by third-party independent appraisers under internal direction and engagement. Appraisals are either reviewed internally by our appraisal department or are sent to an outside firm if appropriate. Both levels of review involve a scope appropriate for the complexity and risk associated with the loan and its collateral. As part of our internal review process, we consider other factors or recent developments that could adjust the valuations indicated in the appraisals or internal reviews. To validate the reasonableness of the appraisals obtained, we may consider many factors, including a comparison of the appraised value to the actual sales price of similar properties, relevant comparable sale price listings, broker opinions, and local or regional real estate valuation and sales data.

As of June 30, 2012, the average appraisal age used in the impaired loan valuation process was 174 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at June 30, 2012 due to the timing of the receipt of the appraisal is not material to the overall reserve. In situations such as this, we establish a probable impairment reserve for the account based on our experience in the related asset class and type.

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. The methodology takes into account at a product level the originating line of business (transformational or legacy), vintage (year of origination), the risk rating migration of the loan, and historical default and loss history of similar products. Using this information, the methodology produces a range of possible reserve amounts by product type. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model as well as market and economic data and management judgment. We consider relevant factors related to individual product types and will also consider, when appropriate, changes in lending practices, changes in business or economic conditions, changes in the nature and volume of loans, changes in staffing or management, changes in the quality of our results from loan reviews, changes in collateral values, concentration risks, and other external factors such as legal or regulatory matters relevant to management’s assessment of required reserve levels. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve is outside the range determined through the framework with respect to a given product type.

In our evaluation of the quantitatively-determined range and the adequacy of the allowance at June 30, 2012, we considered a number of factors for each product that included, but were not limited to, the following: for the commercial portfolio, the pace of growth in the commercial loan sector, the existence of larger individual credits and specialized industry concentrations, the average age of the loans in the portfolio, comparison of our default rates to overall US industry averages at industry subsets, default emergence from recent vintage years compared to earlier, more stressed periods, results of “back testing” of model results vs. actual recent charge off history, and general macroeconomic indicators, such as GDP, employment trends and manufacturing activity, which still are susceptible to sustainability risk and possible negative ramifications from the European debt crisis and other factors; for the commercial real estate portfolio, the potential impact of general commercial real estate trends, particularly occupancy and leasing rate trends, charge-off severity, default likelihood in our book vs. the general US averages, default emergence from recent vintage years compared to earlier, more stressed periods, results of “back testing” of model results vs. recent charge off history, collateral value changes and the impact that a negative general macroeconomic condition would have on this sector; for the construction portfolio, construction employment, industry experience on construction loan losses, and construction spending rates; and for the residential, home equity, and personal portfolios, home price indices and sales volume, vacancy rates, delinquency rates, and general economic conditions and interest rate trends which impact these products.

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

Management evaluates the adequacy of the allowance for loan losses and reviews the allowance for loan losses and the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of June 30, 2012, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including those loans not yet identifiable).

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

Table 23

Quarterly Allowance for Loan Losses

and Summary of Loan Loss Experience

(Dollars in thousands)

	Quarters ended
	2012		2011
	June 30	March 31	December 31	September 30	June 30
Change in allowance for loan losses:
Balance at beginning of period	$183,844	$191,594	$200,041	$206,286	$218,237
Loans charged-off:
Commercial	(7,769)	(9,549)	(12,991)	(5,039)	(10,512)
Commercial real estate	(17,924)	(25,280)	(24,083)	(29,920)	(25,402)
Construction	(828)	(1,245)	(1,526)	(1,419)	(8,275)
Residential real estate	(1,006)	(1,084)	(1,203)	(234)	(186)
Home equity	(4)	(483)	(1,340)	(3,291)	(508)
Personal	(6,341)	(2,085)	(290)	(2,083)	(434)

Total charge-offs	(33,872)	(39,726)	(41,433)	(41,986)	(45,317)

Recoveries on loans previously charged-off:
Commercial	634	1,679	830	2,278	707
Commercial real estate	4,150	1,882	1,410	969	511
Construction	1,664	41	109	29	56
Residential real estate	2	11	10	9	40
Home equity	314	26	300	12	15
Personal	163	702	544	103	312

Total recoveries	6,927	4,341	3,203	3,400	1,641

Net charge-offs	(26,945)	(35,385)	(38,230)	(38,586)	(43,676)
Provisions charged to operating expense	17,403	27,635	29,783	32,341	31,725

Balance at end of period	$174,302	$183,844	$191,594	$200,041	$206,286

Ending balance, specific reserve	$58,097	$64,949	$69,944	$72,191	$71,686
Ending balance, general allocated reserve	$116,205	$118,895	$121,650	$127,850	$134,600

Recorded Investment in Loans:
Ending balance, specific reserve	$307,029	$369,743	$360,761	$411,077	$455,062
Ending balance, general allocated reserve	9,129,206	8,852,510	8,647,800	8,263,878	8,217,580

Total loans, excluding covered assets, at period end	$9,436,235	$9,222,253	$9,008,561	$8,674,955	$8,672,642

Allowance as a percent of loans at period end	1.85%	1.99%	2.13%	2.31%	2.38%
Average loans	$9,377,105	$9,049,389	$8,838,512	$8,686,201	$8,981,987
Ratio of net charge-offs (annualized) to average loans outstanding for the period	1.16%	1.57%	1.72%	1.76%	1.95%

Net charge-offs declined to $26.9 million for the second quarter 2012, from $43.7 million for the year ago period and $35.4 million for the first quarter 2012. Included in net charge-offs for the current quarter was $6.9 million of recoveries, reflecting a higher level compared to an average of $3.1 million for the four prior quarters. Recoveries are credited to the allowance and thus result in a positive impact on the required calculated provision expense. Commercial real estate comprised 51% of total net charge-offs in the second quarter 2012, reflecting the challenging market conditions associated with this loan type. The increase in personal loan charge-offs during the current quarter was largely attributable to a single credit and not indicative of a trend.

The allowance for loan losses declined $17.3 million to $174.3 million at June 30, 2012 from $191.6 million at December 31, 2011. The decrease in the allowance is the result of lower reserve requirements on a declining level of impaired loans which require a specific reserve; an improved credit risk profile for the performing portfolio as reflected in the reduced levels of special mention and potential problem loans; and improving loan portfolio mix and vintage, with higher risk profile legacy loans shrinking as a percent of the overall loan portfolio. As a result of these factors, the provision for loan losses for the quarter declined to $17.4 million compared to $27.6 million for the prior quarter and $31.7 million for second quarter 2011. The ratio of the allowance for loan losses to total loans was 1.85% at June 30, 2012, down from 2.13% as of December 31, 2011. The loan loss allowance as a percentage of nonperforming loans was 83% compared to the December 31, 2011 level of 74%.

The following table presents our allocation of the allowance for loan losses by loan category at the dates shown.

Table 24

Allocation of Allowance for Loan Losses

(Dollars in thousands)

	General Allocated Reserve	Specific Reserve	Total	% of Total Allowance	% of Loan Balance
As of June 30, 2012
Commercial	$47,210	$17,975	$65,185	37	1.1
Commercial real estate	53,700	30,786	84,486	48	3.2
Construction	2,635	146	2,781	2	1.6
Residential real estate	5,200	1,629	6,829	4	2.1
Home equity	4,200	2,864	7,064	4	4.1
Personal	3,260	4,697	7,957	5	3.5

Total	$116,205	$58,097	$174,302	100	1.8

Percentage of total reserve	67%	33%

As of December 31, 2011
Commercial	$46,500	$14,163	$60,663	32	1.1
Commercial real estate	56,000	38,905	94,905	49	3.5
Construction	7,650	5,202	12,852	7	4.5
Residential real estate	5,400	976	6,376	3	2.1
Home equity	2,750	1,272	4,022	2	2.2
Personal	3,350	9,426	12,776	7	5.5

Total	$121,650	$69,944	$191,594	100	2.1

Percentage of total reserve	63%	37%

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance decreased by $5.4 million during the first six months of 2012, from $121.7 million at December 31, 2011 to $116.2 million at June 30, 2012. The reduction in the general allocated reserve was primarily influenced by the improved risk profile of the performing portfolio during the period, as exposure in special mention and potential problem loans declined, due in part to the sale of these problem credits. In addition, lower loss rates are being applied to a larger proportion of the total loan portfolio. As the portfolio is becoming more weighted in transformational and commercial loans, where our historical credit performance has been better, and less weighted in legacy and commercial real estate loans, where historical performance has been weaker. This changing mix has resulted in lower loss rates applied to a larger portion of the total loan portfolio which positively impacts reserve requirements. The continuing improvement in the asset quality position of the loan portfolio supports a lower general reserve.

The general allocated reserve for our combined commercial real estate and construction portfolios, which represented 50% of our total general allocated reserve at June 30, 2012, declined $7.3 million, or 11%, from December 31, 2011. The decrease in this allocation is primarily due to a reduction in construction loan balances and improvement in certain sectors of commercial real estate. The combined coverage ratio (general allocated reserve as a percentage of loans) of the general allocated reserve for these portfolios was 2.0% at June 30, 2012 and 2.1% at December 31, 2011.

Specific Component of the Allowance

At June 30, 2012, the specific component of the allowance decreased by $11.8 million to $58.1 million from $69.9 million at December 31, 2011. The specific reserve requirements are the summation of individual reserves analyzed on an account by account basis at the balance sheet date on impaired loans, as well as changes to collateral values. Our impaired loans are primarily collateral-dependent with such loans totaling $215.4 million of the total $307.0 million in impaired loans at June 30, 2012. Both the level of nonperforming loans and the related reserves associated with our nonperforming loans declined in second quarter 2012.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the six months ended June 30, 2012, our reserve for unfunded commitments increased $933,000 from December 31, 2011 to $8.2 million as a result of an increase in certain product level loss factors, larger unfunded commitment levels and an increase in the likelihood of certain product categories to draw on unused lines. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $4.6 billion and $3.8 billion at June 30, 2012 and 2011, respectively.

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

The carrying amounts of covered assets are presented in the following table:

Table 25

Covered Assets

(Amounts in thousands)

	June 30, 2012	December 31, 2011
Commercial loans	$25,571	$31,568
Commercial real estate loans	113,415	150,210
Residential mortgage loans	46,998	50,403
Consumer installment and other loans	5,411	6,123
Foreclosed real estate	29,472	30,342
Asset in Lieu	11	—
Estimated loss reimbursement by the FDIC	23,904	38,161

Total covered assets	244,782	306,807
Allowance for covered loan losses	(21,733)	(25,939)

Net covered assets	$223,049	$280,868

Total covered assets decreased by $62.0 million, or 20%, from $306.8 million at December 31, 2011 to $244.8 million at June 30, 2012. The reduction is primarily attributable to $29.9 million in principal paydowns, net of advances, as well as the resulting impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, the estimated loss reimbursement by the FDIC (“the FDIC indemnification receivable”) further contributed to the reduction as a result of loss claims paid by the FDIC. The allowance for covered loan losses decreased by $4.2 million to $21.7 million at June 30, 2012 from $25.9 million at December 31, 2011, reflecting further credit deterioration in expected cash flows on certain pools of covered loans since the date of acquisition. Of the total decrease in the allowance for covered loan losses, 80% was offset through the FDIC indemnification receivable and the remaining 20% representing the non-reimbursable portion of the loss share agreement recognized as a charge to provision for loan and covered loan losses on the Consolidated Statements of Income. As of June 30, 2012, the FDIC had reimbursed the Company $100.0 million in losses under the loss share agreement.

The following table presents covered loan delinquencies and nonperforming covered assets as of June 30, 2012 and December 31, 2011 and excludes purchased impaired loans which are accounted for on a pool basis. Since each purchased impaired pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because we are recognizing interest income on each pool of such loans, they are all considered to be performing. Covered assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

Table 26

Past Due Covered Loans and Nonperforming Covered Assets

(Amounts in thousands)

	June 30, 2012	December 31, 2011
30-59 days past due	$1,423	$7,221
60-89 days past due	6,100	3,479
90 days or more past due and still accruing	—	—
Nonaccrual	19,975	19,894

Total past due and nonperforming covered loans	27,498	30,594
Foreclosed real estate	29,472	30,342

Total past due and nonperforming covered assets	$56,970	$60,936

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

The Bank’s principal sources of funds are client deposits, including large institutional deposits, broker deposits, wholesale borrowings, and cash from operations. The Bank’s principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage interest rate and liquidity risk. The primary sources of funding for the holding company include dividends when received from its bank subsidiary, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior, subordinated and convertible debt, as well as equity. Primary uses of funds for the parent company, which approximates $35 million annually, include interest paid to our debt holders, general operating costs for corporate activities and dividends paid to stockholders (common and preferred). The parent company generally retains two years’ funding coverage in net liquid assets on its balance sheet. Net liquid assets at the parent company totaled $116.6 million at June 30, 2012 and $149.7 million at December 31, 2011.

We consider client deposits our core funding source. At June 30, 2012, 77% of our total assets were funded by client deposits, compared to 84% at December 31, 2011. We define client deposits as all deposits other than traditional brokered deposits and non-client CDARS® (as described in the footnotes to Table 27 below). While we expect overall liquidity in the banking system to remain high until economic recovery and market factors improve, the level of our client deposits may fluctuate significantly based on client needs, seasonality and other economic or market factors. If client deposits fluctuate due to any of these factors, we will utilize other external sources of liquidity, including wholesale funding.

Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts which are typically larger than retail accounts. We have built a suite of deposit and cash management products and services that support our efforts to attract and retain corporate client accounts. Sixteen client relationships, each with greater than $75 million in deposits, accounted for $2.5 billion, or 23% of total deposits at June 30, 2012. In comparison, at December 31, 2011, 13 client relationships, each with greater than $75 million in deposits, accounted for $2.2 billion, or 21% of total deposits. At both periods, a majority of the deposits greater than $75 million were from financial services-related businesses, including omnibus accounts from broker-dealer and mortgage companies representing underlying accounts of their customers that may be eligible for pass-through deposit insurance limits. Twenty-four client relationships, each with greater than $50 million in deposits, accounted for $2.9 billion, or 27% or total deposits at June 30, 2012. In comparison, at December 31, 2011, 30 client relationships, each with greater than $50 million in deposits, accounted for $3.2 billion, or 31% of total deposits. We take deposit concentration risk into account in managing our liquid asset levels. Liquid assets refer to cash on hand, federal funds sold and securities. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds and certain deposits that require collateral. Net liquid assets at the Bank were $1.5 billion at June 30, 2012 and $1.6 billion at December 31, 2011. We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, selectively purchase securities and investments and opportunistically pay down wholesale funds.

While we first look toward internally generated deposits as our funding source, we also utilize wholesale funding, including brokered deposits, as needed to enhance liquidity and to fund asset growth. Brokered deposits are deposits that are sourced from external and unrelated financial institutions by a third party. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. Our asset/liability management policy currently limits our use of brokered deposits, excluding client CDARS®, to levels no more than 25% of total deposits, and total brokered deposits to levels no more than 40% of total deposits. During the second quarter 2012, we increased our usage of traditional brokered deposits to supplement our funding needs. Brokered deposits exclusive of client CDARS® were 7% of total deposits at June 30, 2012, compared to less than 1% at December 31, 2011.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. For the six months ended June 30, 2012, net cash provided by operating activities was $78.4 million, a decrease of $45.7 million from the prior year period, which was primarily due to larger decreases in loans held-for-sale, other assets, and other liabilities in the prior year comparative period and somewhat offset by an $11.9 million increase in net income. Cash flows from investing activities reflect the impact of loans and investments acquired for our interest-earning asset portfolios and asset sales. For the six months ended June 30, 2012, net cash used in investing activities was $490.4 million, compared to net cash provided by investing activities of $208.1 million for the prior year period. This change in cash flows represents larger amounts of cash redeployed towards the funding of loans in the current period than the prior comparative period. Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. Net cash provided by financing activities for the six months ended June 30, 2012 was $507.2 million, compared to net cash used in financing activities of $368.6 million for the prior year period. This change in cash flows represents the net proceeds of FHLB advances and the increased level of deposit additions in the current year period as compared to the prior year comparative period.

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

Table 27

Deposits

(Dollars in thousands)

	As of
	June 30, 2012	% of Total	December 31, 2011	% of Total	% Change in Balance
Noninterest-bearing deposits	$2,920,182	27.2	$3,244,307	31.2	-10.0
Interest-bearing demand deposits	785,879	7.3	595,238	5.7	32.0
Savings deposits	221,816	2.1	210,138	2.0	5.6
Money market accounts	3,924,206	36.6	4,168,082	40.1	-5.9
Brokered deposits:
Traditional	667,454	6.2	20,499	0.2	n/m
Client CDARS® (1)	762,231	7.1	795,452	7.7	-4.2
Non-client CDARS® (1)	54,750	0.5	—	—	100.0

Total brokered deposits	1,484,435	13.8	815,951	7.9	81.9
Time deposits	1,398,012	13.0	1,359,138	13.1	2.9

Total deposits	$10,734,530	100.0	$10,392,854	100.0	3.3

Client deposits (2)	$10,012,326	93.3	$10,372,355	99.8	-3.5

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

Total deposits at June 30, 2012 increased by $341.7 million from year end 2011 as interest-bearing demand, brokered, and time deposits increased, partially offset by declines in noninterest-bearing deposits and money market accounts. Client deposits decreased by $360.0 million from December 31, 2011 and client deposits as a percentage of total deposits also decreased from 99% of deposits at December 31, 2011 to 93% at June 30, 2012. We anticipate the deposit mix to fluctuate in line with client needs and usage of liquidity. Noninterest-bearing deposits at June 30, 2012 were 27% of total deposits, a decrease from 31% at December 31, 2011. The decrease in noninterest-bearing deposits was partially attributable to higher year-end cash holdings by our clients being reduced to more normal levels as we moved through the first half of 2012. Money market accounts declined as accounts migrated to interest-bearing demand deposits.

Brokered deposits totaled $1.5 billion at June 30, 2012, increasing $668.5 million from December 31, 2011 due to an increased use of traditional brokered deposits and non-client CDARS® deposits to fund the balance sheet. We increased our use of brokered deposits during the second quarter 2012 as a funding source to reduce $300.0 million of our outstanding short-term borrowings with the FHLB in early July 2012. FHLB borrowings are a key funding source of the Company and are discussed in greater detail in the following “Short-term Borrowings and Long-term Debt” section of this document. Brokered deposits included $762.2 million in client-related CDARS®. Brokered deposits, excluding client CDARS®, increased by $701.7 million from the prior year end and were 7% of total deposits at June 30, 2012 compared to less than 1% at December 31, 2011. Brokered deposits fluctuate based upon the Bank’s general funding needs related to deposit, loans and other funding needs.

Public balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public customers to pledge collateral, primarily securities, in support of the balances on account. These relationships may provide cross-sell opportunities with treasury management, as well as other business referral opportunities. At June 30, 2012, we had public funds on account totaling $918.6 million, of which approximately 24% were collateralized with securities. Quarter-to-quarter changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following tables present our brokered and time deposits as of June 30, 2012, with scheduled maturity dates during the period specified.

Table 28

Scheduled Maturities of Brokered and Time Deposits

(Amounts in thousands)

	Brokered	Time	Total
Year ending December 31, 2012:
Third quarter	$516,890	321,547	838,437
Fourth quarter	386,991	243,974	630,965
2013	556,243	588,541	1,144,784
2014	20,649	76,602	97,251
2015	3,662	113,660	117,322
2016	—	16,180	16,180
2017 and thereafter	—	37,508	37,508

Total	$1,484,435	$1,398,012	$2,882,447

The following table presents our time deposits of $100,000 or more as of June 30, 2012, with scheduled maturity dates during the period specified.

Table 29

Maturities of Time Deposits of $100,000 or More (1)

(Amounts in thousands)

June 30, 2012
Maturing within 3 months	$768,555
After 3 but within 6 months	561,210
After 6 but within 12 months	731,734
After 12 months	499,668

Total	$2,561,167

(1)	Includes brokered deposits.

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

Short-term Borrowings and Long-term Debt

Short-term borrowings, which at June 30, 2012 and December 31, 2011, consisted solely of FHLB advances that mature in one year or less, increased by $179.0 million to $335.0 million from $156.0 million at year end 2011. At June 30, 2012, $300.0 million represented advances which matured and repaid in less than five days as the Company increased its use of FHLB advances for short-term funding needs. Of the remaining $35.0 million in outstanding short-term advances, $30.0 million will mature late in third quarter 2012. As of July 6, 2012, $300.00 million in FHLB advances were repaid. We may continue to use FHLB advances to meet our funding needs.

The following table provides a comparison of short-term borrowings by category for the periods presented.

Table 30

Short-term Borrowings

(Dollars in thousands)

	June 30, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$335,000	0.24%	$156,000	0.33%

Other Information:
Unused overnight federal funds availability (1)	$345,000		$200,000
Borrowing capacity through the Federal Reserve Bank’s (“FRB”) discount window’s primary credit program (2)	$893,866		$1,074,687
Unused FHLB advances availability	$276,345		$261,490
Weighted average remaining maturity of FHLB advances at period end (in months)	0.5		1.8

(1)	Our total availability of overnight federal fund borrowings is not a committed line of credit and is dependent upon lender availability.
(2)	Includes federal term auction facilities. Subject to the availability of pledged collateral, our borrowing capacity changes each quarter.

Long-term debt, which is comprised of junior subordinated debentures, a subordinated debt facility and the long-term portion of FHLB advances, was $374.8 million at June 30, 2012 and $379.8 million at December 31, 2011. The $5.0 million reduction in long-term debt represents the reclassification of certain FHLB advances to short-term as its maturity approaches.

In addition to on-balance sheet funding and other liquid assets such as cash and investment securities, we maintain access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day while others require advance notice. Funds that are immediately accessible include Federal Fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Availability of Federal Fund lines fluctuate based on market conditions and counterparty relationship strength. Unused overnight Fed Funds borrowings available for use totaled $345.0 million and $200.0 million, respectively, at June 30, 2012 and December 31, 2011. In addition, we have borrowing capacity of $576.7 million with the FHLB Chicago at June 30, 2012, of which $276.3 million was available. The capacity is utilized by the bank for short-term funding needs, including overnight advances as well as long-term funding needs. Repurchase agreements (“Repos”) are also an immediate source of funding in which we pledge assets to a counterparty against which we can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer, but are regarded as short-term in nature. An additional source of overnight funding is the discount window at the FRB. We maintain access to the discount window by pledging loans as collateral to the FRB. Funding availability is primarily dictated by the amount of loans pledged, but also impacted by the margin applied to the loans by the FRB. The amount of loans pledged to the FRB can fluctuate due to the availability of loans eligible under the FRB’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria. At June 30, 2012, we had $893.9 million in borrowing capacity through the FRB discount window’s primary credit program compared to $1.1 billion at December 31, 2011.

CAPITAL

Equity totaled $1.3 billion at June 30, 2012, increasing by $37.4 million from December 31, 2011 and was largely attributable to current period net income.

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

To satisfy safety and soundness standards, banking institutions are expected to maintain capital levels in excess of the regulatory minimums depending on the risk inherent in the balance sheet, regulatory expectations and the changing risk profile of business activities and plans. Under our capital planning policy, we conduct periodic stress testing of our capital adequacy and target capital ratios at levels above regulatory minimums that we believe are appropriate based on various risk considerations, taking into account the current operating and economic environment and outlook, internal risk guidelines, and our strategic objectives as well as regulatory expectations. At the Bank, our current targeted minimum capital ratios include 8.25% Tier 1 leverage and 12.0% total risked-based capital. We are considering changes to our capital planning policy limits at the holding company and bank level in light of our improving credit quality metrics and the recently proposed regulatory capital changes. For more information about these proposals, see the following “Recent Developments – Capital Standards” section of this document.

At June 30, 2012, our capital includes $241.2 million of perpetual preferred stock that we sold to the U.S. Treasury in 2009 under the TARP CPP which qualifies as Tier 1 capital. We expect to redeem the TARP preferred in full although we do not have a definitive timetable for repayment. Under the terms of the program, any repayment of the TARP preferred is subject to approval by the Federal Reserve.

The following table presents information about our capital measures and the related regulatory capital guidelines.

Table 31

Capital Measurements

(Dollars in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For “Well Capitalized” under FDICIA
	June 30, 2012	December 31, 2011	Ratio	Excess Over Regulatory Minimum at 6/30/12	Ratio	Excess Over “Well Capitalized” under FDICIA at 6/30/12
Regulatory capital ratios:
Total risk-based capital:
Consolidated	14.12%	14.28%	8.00%	$709,780	n/a	n/a
The PrivateBank	12.71	12.66	n/a	n/a	10.00%	$312,505
Tier 1 risk-based capital:
Consolidated	12.25	12.38	4.00	955,727	n/a	n/a
The PrivateBank	10.83	10.76	n/a	n/a	6.00	557,427
Tier 1 leverage:
Consolidated	11.20	11.33	4.00	912,402	n/a	n/a
The PrivateBank	9.90	9.85	n/a	n/a	5.00	618,789

Other capital ratios (consolidated) (1):
Tier 1 common equity to risk-weighted assets (2)	8.05	8.04
Tangible common equity to tangible assets (2)	7.67	7.69
Tangible equity to tangible assets (2)	9.55	9.64
Tangible equity to risk-weighted assets (2)	10.57	10.60
Total equity to total assets	10.31	10.44

(1)	Ratios are not subject to formal FRB regulatory guidance.
(2)	Ratios are non-U.S. GAAP financial measures. Refer to Table 32, “Non-U.S. GAAP Financial Measures” for reconciliation to U.S. GAAP presentation.

n/a Not applicable.

As of June 30, 2012, all of our $244.8 million of outstanding junior subordinated deferrable interest debentures (“Debentures”) held by trusts that issued trust preferred securities are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital under FRB regulations. Further, of the $120.0 million in outstanding principal balance of the Bank’s subordinated debt facility at June 30, 2012, 60% of the balance qualified as Tier 2 capital. Effective in the third quarter 2010, Tier 2 capital qualification was reduced by 20% of the total balance outstanding and annually thereafter will be reduced by an additional 20%. For a full description of our Debentures and subordinated debt, refer to Notes 9 and 10 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

Recent Developments – Capital Standards

On June 7, 2012, U.S. banking regulators released a notice of proposed rulemaking that would revise and replace the agencies’ current regulatory capital requirements to align with the Basel III international capital standards and to implement certain changes required by the Dodd-Frank Act. The proposal is generally expected to require U.S. banks to hold higher amounts of capital, especially common equity, against their risk-weighted assets.

The proposal changes the treatment of certain assets for purposes of calculating regulatory capital and revises the regulatory minimums, establishes a required “capital conservation buffer” and adopts a more conservative calculation of risk-weighted assets. The proposal would, among other things, phase-out trust preferred securities as a component of Tier 1 capital and would include unrealized gains and losses on debt and equity securities available for sale as a component of Tier 1 capital. Risk-weighted assets would be calculated using new and expanded risk-weighting categories. Among other categories, banking institutions would be required to assign higher risk-weightings to certain commercial real estate loans, past due or nonaccrual loans, certain residential mortgages, unfunded commitments of less than one year and portions of deferred tax assets exceeding certain limits. The proposal provides for the following heightened capital requirements (on a fully phased-in basis):

•	common equity Tier 1 capital to total risk-weighted assets of 7.0% (4.5% plus a capital conservation buffer of 2.5%);

•	Tier 1 capital to total risk-weighted assets of 8.5% (6% plus a capital conservation buffer of 2.5%);

•	total capital to total risk-weighted assets of 10.5% (8% plus a capital conservation buffer of 2.5%); and

•	Tier 1 capital to adjusted average total assets (leverage ratio) of 4%.

Under the proposal, if banking organizations fail to maintain capital ratios in excess of the requirements including the capital conservation buffer, they would be subject to limitations on payment of dividends, capital repurchases and payment of discretionary executive compensation. The proposal also changes the minimum Tier 1 capital thresholds for purposes of the existing prompt corrective action framework.

If adopted, we will be subject to and impacted by many of the provisions in the proposal. Our $244.8 million of trust preferred securities would be phased-out as a component of Tier 1 capital over a ten-year period commencing January 1, 2013 (although these securities would continue to qualify as Tier 2 capital). We estimate that our risk-weighted assets, based on the current composition of our balance sheet and unfunded commitments, would be higher, although we are unable to predict the full impact with certainty at this time pending further clarification of the proposals particularly with respect to the new category of “high volatility” commercial real estate loans. The proposal provides different phase-in periods for various provisions of the proposal over a number of years, with full phase-in of most aspects currently expected by 2019, and we do not yet know how and to what extent we may alter our business mix in response to the final rules. Until the proposals are finalized and the timing of implementation of the new rules is determined, some uncertainty will exist with respect to the ultimate impact of such rules on us and the banking industry generally.

Dividends

We declared dividends of $0.01 per common share during the second quarter 2012. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 5.26% for the second quarter 2012. We have no current plans to seek to raise dividends on our common stock.

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

The following table reconciles Non-U.S. GAAP financial measures to U.S. GAAP:

Table 32

Non-U.S. GAAP Financial Measures

(Amounts in thousands, except per share data)

(Unaudited)

	Quarters ended
	2012		2011
	June 30	March 31	December 31	September 30	June 30
Taxable-equivalent interest income
U.S. GAAP net interest income	$105,346	$104,376	$102,982	$101,089	$100,503
Taxable-equivalent adjustment	699	680	671	680	716

Taxable-equivalent net interest income (a)	$106,045	$105,056	$103,653	$101,769	$101,219

Average Earnings Assets (b)	$12,148,279	$11,796,499	$11,696,741	$11,446,323	$11,916,038

Net Interest Margin ((a)annualized) / (b)	3.46%	3.53%	3.48%	3.49%	3.36%

Net Revenue
Taxable-equivalent net interest income (a)	$106,045	$105,056	$103,653	$101,769	$101,219
U.S. GAAP non-interest income	26,246	27,504	25,393	27,635	21,592

Net revenue	$132,291	$132,560	$129,046	$129,404	$122,811

Operating Profit
U.S. GAAP income before income taxes	$30,696	$23,950	$20,534	$21,075	$15,338
Provision for loan and covered loan losses	17,038	27,701	31,611	32,615	31,093
Taxable-equivalent adjustment	699	680	671	680	716

Operating profit	$48,433	$52,331	$52,816	$54,370	$47,147

Efficiency Ratio
U.S. GAAP non-interest expense (c)	$83,858	$80,229	$76,230	$75,034	$75,664
Taxable-equivalent net interest income (a)	$106,045	$105,056	$103,653	$101,769	$101,219
U.S. GAAP non-interest income	26,246	27,504	25,393	27,635	21,592

Net revenue (d)	$132,291	$132,560	$129,046	$129,404	$122,811

Efficiency ratio (c) / (d)	63.39%	60.52%	59.07%	57.98%	61.61%

	Six Months Ended June 30,
	2012	2011
Non-U.S. GAAP Measures (cont.)

Taxable-equivalent interest income
U.S. GAAP net interest income	$209,722	$203,056
Taxable-equivalent adjustment	1,379	1,507

Taxable-equivalent net interest income (a)	$211,101	$204,563

Average Earnings Assets (b)	$11,973,284	$11,923,245

Net Interest Margin ((a) annualized) / (b)	3.49%	3.41%

Net Revenue
Taxable-equivalent net interest income (a)	$211,101	$204,563
U.S. GAAP non-interest income	53,750	45,219

Net revenue	$264,851	$249,782

Operating Profit
U.S. GAAP income before income taxes	$54,646	$28,591
Provision for loan and covered loan losses	44,739	68,671
Taxable-equivalent adjustment	1,379	1,507

Operating profit	$100,764	$98,769

Efficiency Ratio
U.S. GAAP non-interest expense (c)	$164,087	$151,013
Taxable-equivalent net interest income (a)	$211,101	$204,563
U.S. GAAP non-interest income	53,750	45,219

Net revenue (d)	$264,851	$249,782

Efficiency ratio (c) / (d)	61.95%	60.46%

Non-U.S. GAAP Financial Measures (cont.)

	2012		2011
	June 30	March 31	December 31	September 30	June 30
Tier 1 Common Capital
U.S. GAAP total equity	$1,334,154	$1,312,154	$1,296,752	$1,286,176	$1,260,648
Trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: accumulated other comprehensive income, net of tax	50,987	47,152	46,697	46,051	32,535
Less: goodwill	94,546	94,559	94,571	94,584	94,596
Less: other intangibles	14,152	14,683	15,353	15,715	16,089

Tier 1 risk-based capital	1,419,262	1,400,553	1,384,924	1,374,619	1,362,221
Less: preferred stock	241,185	240,791	240,403	240,020	239,642
Less: trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: noncontrolling interests	—	—	—	—	163

Tier 1 common capital (e)	$933,284	$914,969	$899,728	$889,806	$877,623

Tangible Common Equity
U.S. GAAP total equity	$1,334,154	$1,312,154	$1,296,752	$1,286,176	$1,260,648
Less: goodwill	94,546	94,559	94,571	94,584	94,596
Less: other intangibles	14,152	14,683	15,353	15,715	16,089

Tangible equity (f)	1,225,456	1,202,912	1,186,828	1,175,877	1,149,963
Less: preferred stock	241,185	240,791	240,403	240,020	239,642

Tangible common equity (g)	$984,271	$962,121	$946,425	$935,857	$910,321

Tangible Assets
U.S. GAAP total assets	$12,942,176	$12,623,164	$12,416,870	$12,019,861	$12,115,377
Less: goodwill	94,546	94,559	94,571	94,584	94,596
Less: other intangibles	14,152	14,683	15,353	15,715	16,089

Tangible assets (h)	$12,833,478	$12,513,922	$12,306,946	$11,909,562	$12,004,692

Risk-weighted Assets (i)	$11,588,371	$11,374,212	$11,191,298	$10,665,256	$10,518,850

Period-end Common Shares Outstanding (j)	72,424	72,415	71,745	71,789	71,808

Ratios:
Tier 1 common equity to risk-weighted assets (e) / (i)	8.05%	8.04%	8.04%	8.34%	8.34%
Tangible equity to tangible assets (f) / (h)	9.55%	9.61%	9.64%	9.87%	9.58%
Tangible equity to risk-weighted assets (f) / (i)	10.57%	10.58%	10.60%	11.03%	10.93%
Tangible common equity to tangible assets (g) / (h)	7.67%	7.69%	7.69%	7.86%	7.58%
Tangible book value (g) / (j)	$13.59	$13.29	$13.19	$13.04	$12.68

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

As a continuing part of our asset/liability management strategy, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. We may manage interest rate risk by structuring the asset and liability characteristics of our balance sheet and/or by executing derivatives designated as cash flow hedges. We initiated the use of interest rate derivatives as part of our asset liability management strategy in July 2011 to hedge interest rate risk in our primarily floating-rate loan portfolio and, depending on market conditions, we may expand this program and enter into additional interest rate swaps.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our Consolidated Statements of Income.

The majority of our interest-earning assets are floating rate instruments. Approximately 68% of the total loan portfolio is indexed to LIBOR, 20% of the total loan portfolio is indexed to the prime rate, and another 3% of the total loan portfolio otherwise adjusts with other reference interest rates. Of the $6.1 billion in loans maturing after one year with a floating interest rate, $1.3 billion are subject to interest rate floors under the terms of the loan agreements, of which 90% are in effect at June 30, 2012 and are reflected in the interest sensitivity analysis below. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and interest rate swaps.

We use a simulation model to estimate the potential impact of various interest rate changes on our income statement and our interest-earning asset and interest-bearing liability portfolios. The starting point of the analysis is the current size and nature of these portfolios at the beginning of the measurement period as well as the then-current applicable pricing structures. During the twelve-month measurement period, the model will re-price assets and liabilities based on the contractual terms and market rates in effect at the beginning of the measurement period and assuming instantaneous parallel shifts in the applicable yield curves and instruments remain at that new interest rate through the end of the twelve-month measurement period. The model only analyzes changes in the portfolios based on assets and liabilities at the beginning of the measurement period and does not assume any changes from growth or business plans over the following twelve months.

The sensitivity analysis is based on numerous assumptions including: the nature and timing of interest rate levels including the shape of the yield curve, prepayments on loans and securities, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows and others. While our assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how client preferences or competitor influences might change. In addition, the simulation model assumes certain one-time instantaneous interest rate shifts that are consistent across all yield curves and do not continue to increase over the measurement period. Actual results may differ materially from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

As part of our routine simulation model maintenance, we updated assumptions within the model during the second quarter 2012. Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. These assumptions are periodically reviewed in the context of various internal and external factors including balance sheet changes, product offerings, product mix, external micro- and macro-economic factors, anticipated client behavior and anticipated Company and market pricing behavior. During the second quarter 2012, we conducted historical deposit re-pricing and deposit lifespan/retention analyses and adjusted our forward-looking assumptions related to client and market behavior. Based on our analyses and judgments, we modified the core deposit product repricing characteristics and retention periods, as well as average life estimates, used in our interest rate risk modeling which reflects higher interest rate sensitivity of our deposits.

The decrease in overall interest rate sensitivity from the prior year end, as reflected in the table below, is primarily due to this change in assumptions, as the interest rate sensitivity of our assets has increased somewhat since December 31, 2011. Excluding the impact of the modified assumptions, overall interest rate sensitivity increased during 2012 due to asset and liability compositional changes. Rate sensitive assets, particularly loans indexed to short term rates and Fed Funds, increased. The increase was funded by less rate sensitive liabilities, primarily brokered deposits. Based on the modeling, the Company remains in an asset sensitive position and would benefit from a rise in interest rates. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

The following table shows the estimated impact of an immediate change in interest rates as of June 30, 2012 based on our current simulation modeling assumptions and as of December 31, 2011, as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Analysis of Net Interest Income Sensitivity

(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
June 30, 2012:
Dollar change	$(10,430)	$12,875	$28,005	$61,206	$92,713
Percent change	-2.8%	3.4%	7.4%	16.2%	24.6%

December 31, 2011 (As previously reported):
Dollar change	$(13,906)	$16,526	$33,347	$67,447	$104,766
Percent change	-3.6%	4.3%	8.7%	17.6%	27.4%

The estimated impact to our net interest income over a one-year period is reflected in dollar terms and percentage change. As an example, this table illustrates that if there had been an instantaneous parallel shift in all of the applicable yield curves of +100 basis points on June 30, 2012, net interest income would increase by $28.0 million or 7.4% over a twelve-month period.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2012, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Before making a decision to invest in our securities, you should carefully consider the information discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), regarding our business, financial condition or future results, together with the following discussion that supplements and supersedes in relevant part certain information contained in the Annual Report. You should also consider information included in this report, including the information set forth in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements.”

We may be required to hold higher capital levels.

As discussed in the “Risk Factors” and “Business – Supervision and Regulation” sections of our Form 10-K for the year ended December 31, 2011, provisions of the Dodd-Frank Act require U.S. banking regulators to consider changes to strengthen minimum capital requirements for financial institutions as part of the overall financial reforms currently in process of being implemented. On June 7, 2012, the Federal Reserve and other regulators released a notice of proposed rulemaking that would revise and replace the agencies’ current regulatory capital requirements and are intended to align U.S. capital requirements with Basel III international capital standards. Among the factors that would impact us over time under the proposal, our $244.8 million of trust preferred securities would be phased-out as a component of Tier 1 capital, and we estimate that, based on the current composition of our balance sheet and our unfunded commitments, our risk weighted assets would be higher due to more conservative standards for risk weighting assets in the proposal. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” for more information.

The proposals are subject to an ongoing comment period and the final rules may be significantly different from the current proposals. In addition, the proposed time periods for phase-in of the new capital requirements and risk-weighted asset standards could change. Until the proposals are finalized and the timing of implementation of the new rules is determined, some uncertainty will exist with respect to the ultimate impact of such rules on us and the banking industry generally.

Depending on our growth and the risk profile and mix of the assets we generate over the phase-in period, we could be required to issue additional common or preferred stock to meet the new capital requirements. We may also seek to issue equity or debt securities to replace, redeem or repurchase our outstanding trust preferred securities or preferred stock in connection with our capital management plans. Under current federal regulation, redemptions of capital instruments are subject to regulatory approval. There can be no assurances that we will be able to raise capital, when and if required, on favorable terms, and depending on the amount, type and cost of such capital, certain financial measurements such as earnings per share, book value per share and return on average common equity could suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes purchases we made during the quarter ended June 30, 2012 in the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock and stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1 – April 30, 2012	49,511	$15.09	—	—
May 1 – May 31, 2012	9,299	14.74	—	—
June 1 – June 30, 2012	388	14.49	—	—

Total	59,198	$15.03	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., dated June 24, 1999, as amended, is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 000-25887) filed on May 14, 2003.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 15, 2010, is incorporated herein by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 9, 2010.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PrivateBancorp, Inc., as amended, dated June 17, 2009, amending and restating the Certificate of Designations of the Series A Junior Non-Voting Preferred Stock of PrivateBancorp, Inc., is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

3.5	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, dated January 28, 2009 is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

3.6	Amended and Restated By-laws of PrivateBancorp, Inc. are incorporated herein by reference to Exhibit 3.5 to the Annual Report on Form 10-K (File No. 001-34066) filed on March 1, 2010.

4.1	Certain instruments defining the rights of the holders of certain securities of PrivateBancorp, Inc. and certain of its subsidiaries, none of which authorize a total amount of securities in excess of 10% of the total assets of PrivateBancorp, Inc. and its subsidiaries on a consolidated basis, have not been filed as exhibits. PrivateBancorp, Inc. hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

4.2	Form of Preemptive and Registration Rights Agreement dated as of November 26, 2007 is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34066) filed on November 27, 2007.

4.3	Amendment No. 1 to Preemptive and Registration Rights Agreement dated as of June 17, 2009 by and among PrivateBancorp, Inc., GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P., and GTCR Co-Invest III, L.P., is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34066) filed on June 19, 2009.

4.4	Warrant dated January 30, 2009, as amended, issued by PrivateBancorp, Inc. to the United States Department of the Treasury to purchase shares of common stock of PrivateBancorp, Inc. is herein incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-34066) filed on February 3, 2009.

11	Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 12 of the Company’s Notes to Consolidated Financial Statements included in “Item 7. Financial Statements” of this report on Form 10-Q.

12 (a)	Statement re: Computation of Ratio of Earnings to Fixed Charges.

15.1 (a)	Acknowledgment of Independent Registered Public Accounting Firm.

31.1 (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (a) (b)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (a) (b)	Report of Independent Registered Public Accounting Firm.

101 (a)	The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 7, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(a)	Included with this filing.
(b)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Date: August 7, 2012