Form 10-Q
period 2012-09-30
PRIVATEBANCORP, INC
filed 2012-11-01
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to                    .
Commission File Number 001-34066
______________________________________________
PRIVATEBANCORP, INC.
(Exact name of Registrant as specified in its charter)
______________________________________________

Delaware	36-3681151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 South LaSalle Street, Chicago, Illinois	60603
(Address of principal executive offices)	(zip code)
(312) 564-2000
Registrant’s telephone number, including area code
______________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 30, 2012, there were 73,660,924 shares of the issuer’s voting common stock, without par value, outstanding and 3,535,916 non-voting common shares, no par value, outstanding.

PRIVATEBANCORP, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$143,573	$156,131
Federal funds sold and other short-term investments	470,984	205,610
Loans held-for-sale	49,209	32,049
Securities available-for-sale, at fair value	1,550,516	1,783,465
Securities held-to-maturity, at amortized cost (fair value: $811.2 million - 2012; $493.2 million - 2011)	784,930	490,143
Non-marketable equity investments (FHLB stock: $43.4 million - 2012; $40.7 million - 2011)	48,977	43,604
Loans – excluding covered assets, net of unearned fees	9,625,421	9,008,561
Allowance for loan losses	(166,859)	(191,594)
Loans, net of allowance for loan losses and unearned fees	9,458,562	8,816,967
Covered assets	208,979	306,807
Allowance for covered loan losses	(21,500)	(25,939)
Covered assets, net of allowance for covered loan losses	187,479	280,868
Other real estate owned, excluding covered assets	97,833	125,729
Premises, furniture, and equipment, net	40,526	38,633
Accrued interest receivable	36,892	35,732
Investment in bank owned life insurance	52,134	50,966
Goodwill	94,534	94,571
Other intangible assets	13,500	15,353
Capital markets derivative assets	104,697	101,676
Other assets	144,208	145,373
Total assets	$13,278,554	$12,416,870
Liabilities
Demand deposits:
Noninterest-bearing	$3,295,568	$3,244,307
Interest-bearing	893,194	595,238
Savings deposits and money market accounts	4,381,595	4,378,220
Brokered deposits	1,290,796	815,951
Time deposits	1,498,287	1,359,138
Total deposits	11,359,440	10,392,854
Short-term borrowings	5,000	156,000
Long-term debt	374,793	379,793
Accrued interest payable	5,287	5,567
Capital markets derivative liabilities	108,094	104,140
Other liabilities	62,500	81,764
Total liabilities	11,915,114	11,120,118
Equity
Preferred stock	241,585	240,403
Common stock:
Voting	68,348	67,947
Nonvoting	3,536	3,536
Treasury stock	(22,736)	(21,454)
Additional paid-in capital	983,739	968,787
Retained earnings (accumulated deficit)	33,150	(9,164)
Accumulated other comprehensive income, net of tax	55,818	46,697
Total equity	1,363,440	1,296,752
Total liabilities and equity	$13,278,554	$12,416,870
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – (Continued)
(Amounts in thousands, except per share data)

	September 30, 2012			December 31, 2011
	Preferred	Common Stock		Preferred	Common Stock
	Stock	Voting	Nonvoting	Stock	Voting	Nonvoting
Per Share Data
Par value	None	None	None	None	None	None
Liquidation value	$1,000	n/a	n/a	$1,000	n/a	n/a
Stated value	None	$1.00	$1.00	None	$1.00	$1.00
Share Balances
Shares authorized	1,000	174,000	5,000	1,000	174,000	5,000
Shares issued	244	69,755	3,536	244	68,978	3,536
Shares outstanding	244	68,900	3,536	244	68,209	3,536
Treasury shares	—	855	—	—	769	—

n/a	Not applicable
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Income
Loans, including fees	$106,358	$102,174	$315,039	$310,212
Federal funds sold and other short-term investments	248	231	513	966
Securities:
Taxable	14,033	15,196	44,267	46,154
Exempt from Federal income taxes	1,389	1,293	4,025	4,166
Total interest income	122,028	118,894	363,844	361,498
Interest Expense
Interest-bearing demand deposits	958	625	2,393	1,854
Savings deposits and money market accounts	4,206	5,356	13,073	18,100
Brokered and time deposits	5,860	5,895	16,271	19,115
Short-term borrowings	101	466	366	1,859
Long-term debt	5,495	5,463	16,611	16,425
Total interest expense	16,620	17,805	48,714	57,353
Net interest income	105,408	101,089	315,130	304,145
Provision for loan and covered loan losses	13,509	32,615	58,248	101,286
Net interest income after provision for loan and covered loan losses	91,899	68,474	256,882	202,859
Non-interest Income
Trust and Investments	4,254	4,452	12,785	13,834
Mortgage banking	3,685	1,565	9,263	3,671
Capital markets products	5,832	5,510	19,214	13,870
Treasury management	5,490	4,590	15,904	13,368
Loan and credit-related fees	7,479	5,413	20,378	16,601
Deposit service charges and fees and other income	1,308	1,735	4,439	6,103
Net securities (losses) gains	(211)	4,370	(396)	5,407
Total non-interest income	27,837	27,635	81,587	72,854
Non-interest Expense
Salaries and employee benefits	44,820	38,841	129,695	116,034
Net occupancy expense	7,477	7,515	22,809	22,592
Technology and related costs	3,432	2,856	10,001	8,246
Marketing	2,645	2,218	7,863	6,661
Professional services	2,151	2,434	6,355	7,080
Outsourced servicing costs	1,802	1,918	5,605	5,924
Net foreclosed property expenses	8,596	7,129	28,725	20,920
Postage, telephone, and delivery	837	944	2,588	2,763
Insurance	3,352	5,393	11,896	17,825
Loan and collection expense	3,329	2,931	9,404	9,731
Other expenses	3,289	2,855	10,876	8,271
Total non-interest expense	81,730	75,034	245,817	226,047
Income before income taxes	38,006	21,075	92,652	49,666
Income tax provision	14,952	7,593	37,839	16,192
Net income	23,054	13,482	54,813	33,474
Net income attributable to noncontrolling interests	—	33	—	163
Net income attributable to controlling interests	23,054	13,449	54,813	33,311
Preferred stock dividends and discount accretion	3,447	3,426	10,325	10,260
Net income available to common stockholders	$19,607	$10,023	$44,488	$23,051
Per Common Share Data
Basic earnings per share	$0.27	$0.14	$0.62	$0.32
Diluted earnings per share	$0.27	$0.14	$0.61	$0.32
Cash dividends declared	$0.01	$0.01	$0.03	$0.03
Weighted-average common shares outstanding	71,010	70,479	70,915	70,418
Weighted-average diluted common shares outstanding	71,274	70,621	71,110	70,682
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$23,054	$13,482	$54,813	$33,474
Other comprehensive income:
Available-for-sale securities:
Net unrealized gains	5,229	25,949	7,493	47,601
Reclassification of net gains included in net income	(58)	(4,495)	(124)	(5,448)
Income tax expense	(2,091)	(8,544)	(3,060)	(16,786)
Net unrealized gains on available-for-sale securities	3,080	12,910	4,309	25,367
Cash flow hedges:
Net unrealized gains	3,696	1,162	10,075	1,162
Reclassification of net gains included in net income	(795)	(156)	(2,112)	(156)
Income tax expense	(1,150)	(400)	(3,151)	(400)
Net unrealized gains on cash flow hedges	1,751	606	4,812	606
Other comprehensive income	4,831	13,516	9,121	25,973
Comprehensive income	27,885	26,998	63,934	59,447
Comprehensive income attributable to noncontrolling interests	—	(33)	—	(163)
Comprehensive income attributable to controlling interests	$27,885	$26,965	$63,934	$59,284
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumu- lated Other Compre- hensive Income	Non- controlling Interests	Total
Balance at January 1, 2011	$238,903	$70,972	$(20,054)	$954,977	$(36,999)	$20,078	$33	$1,227,910
Comprehensive Income:
Net income	—	—	—	—	33,311	—	163	33,474
Other comprehensive income (1)	—	—	—	—	—	25,973	—	25,973
Total comprehensive income	—	—	—	—	—	—	—	59,447
Cash dividends declared:
Common stock ($0.03 per share)	—	—	—	—	(2,127)	—	—	(2,127)
Preferred stock	—	—	—	—	(9,143)	—	—	(9,143)
Issuance of common stock	—	—	—	32	—	—	—	32
Accretion of preferred stock discount	1,117	—	—	—	(1,117)	—	—	—
Common stock issued under benefit plans	—	213	—	872	—	—	—	1,085
Shortfall tax benefit from share-based compensation	—	—	—	(1,428)	—	—	—	(1,428)
Stock repurchased in connection with benefit plans	—	—	(626)	—	—	—	—	(626)
Share-based compensation expense	—	35	—	10,991	—	—	—	11,026
Noncontrolling interest activities	—	—	—	196	—	—	(196)	—
Balance at September 30, 2011	$240,020	$71,220	$(20,680)	$965,640	$(16,075)	$46,051	$—	$1,286,176
Balance at January 1, 2012	$240,403	$71,483	$(21,454)	$968,787	$(9,164)	$46,697	$—	$1,296,752
Comprehensive Income:
Net income	—	—	—	—	54,813	—	—	54,813
Other comprehensive income (1)	—	—	—	—	—	9,121	—	9,121
Total comprehensive income	—	—	—	—	—	—	—	63,934
Cash dividends declared:
Common stock ($0.03 per share)	—	—	—	—	(2,174)	—	—	(2,174)
Preferred stock	—	—	—	—	(9,143)	—	—	(9,143)
Accretion of preferred stock discount	1,182	—	—	—	(1,182)	—	—	—
Common stock issued under benefit plans	—	366	—	(2)	—	—	—	364
Stock repurchased in connection with benefit plans	—	—	(1,282)	—	—	—	—	(1,282)
Share-based compensation expense	—	35	—	14,954	—	—	—	14,989
Balance at September 30, 2012	$241,585	$71,884	$(22,736)	$983,739	$33,150	$55,818	$—	$1,363,440

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$54,813	$33,311
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	58,248	101,286
Depreciation of premises, furniture, and equipment	7,060	6,437
Net amortization of premium on securities	11,458	9,176
Net losses (gains) on sale of securities	396	(5,407)
Valuation adjustments on other real estate owned	19,974	11,420
Net losses on sale of other real estate owned	4,017	6,832
Net amortization (accretion) of discount on covered assets	1,345	(2,919)
Bank owned life insurance income	(1,168)	(1,157)
Net (decrease) increase in deferred loan fees	(542)	1,358
Share-based compensation expense	14,989	11,223
Provision for deferred income tax expense	5,782	5,731
Amortization of other intangibles	2,012	1,125
Net (increase) decrease in loans held-for-sale	(17,160)	6,632
Fair market value adjustments on derivatives	933	952
Net (increase) decrease in accrued interest receivable	(1,160)	1,168
Net decrease in accrued interest payable	(280)	(127)
Net (increase) decrease in other assets	(6,257)	6,191
Net (decrease) increase in other liabilities	(20,848)	4,829
Net cash provided by operating activities	133,612	198,061
Investing Activities
Available-for-sale securities and non-marketable equity investments:
Proceeds from maturities, repayments, and calls	321,991	287,206
Proceeds from sales	1,442	280,082
Purchases	(96,804)	(540,047)
Held-to-maturity securities:
Proceeds from maturities, repayments, and calls	50,433	202
Purchases	(347,631)	(273,417)
Net (increase) decrease in loans	(723,920)	217,292
Net decrease in covered assets	92,075	81,997
Proceeds from sale of other real estate owned	30,636	51,813
Net purchases of premises, furniture, and equipment	(7,349)	(4,531)
Net cash (used in) provided by investing activities	(679,127)	100,597
Financing Activities
Net increase (decrease) in deposit accounts	966,586	(426,766)
Net decrease in short-term borrowings, excluding FHLB advances	—	(941)
Net decrease in FHLB advances	(156,000)	(93,000)
Proceeds from the issuance of common stock	—	32
Stock repurchased in connection with benefit plans	(1,282)	(626)
Cash dividends paid	(11,337)	(11,275)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	364	1,085
Shortfall tax benefit from exercise of stock options and vesting of restricted shares	—	(1,428)
Net cash provided by (used in) financing activities	798,331	(532,919)
Net increase (decrease) in cash and cash equivalents	252,816	(234,261)
Cash and cash equivalents at beginning of year	361,741	654,088
Cash and cash equivalents at end of period	$614,557	$419,827
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$48,994	$57,480
Cash paid for income taxes	39,999	18,272
Non-cash transfers of loans to other real estate	26,731	97,701
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of PrivateBancorp, Inc. ("PrivateBancorp" or the "Company"), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K.

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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to September 30, 2012 for potential recognition or disclosure.
2. NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

Transfers and Servicing – On January 1, 2012, we adopted amendments to accounting guidance issued by the Financial Accounting Standards Board ("FASB") relating to the effective control assessment for repurchase agreements that in part determines whether a transaction is accounted for as a sale or a secured borrowing. The amendments remove from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The adoption of this guidance did not have an impact on our financial position and consolidated results of operations.

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
3. SECURITIES
Securities Portfolio
(Amounts in thousands)

	September 30, 2012				December 31, 2011
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Securities Available-for-Sale
U.S. Treasury	$87,071	$1,224	$—	$88,295	$60,590	$931	$—	$61,521
U.S. Agencies	—	—	—	—	10,014	20	—	10,034
Collateralized mortgage obligations	268,952	12,612	(36)	281,528	344,078	12,062	(140)	356,000
Residential mortgage-backed securities	908,428	53,906	—	962,334	1,140,555	48,660	(2)	1,189,213
State and municipal securities	204,548	13,336	(25)	217,859	154,080	12,140	(23)	166,197
Foreign sovereign debt	500	—	—	500	500	—	—	500
Total	$1,469,499	$81,078	$(61)	$1,550,516	$1,709,817	$73,813	$(165)	$1,783,465
Securities Held-to-Maturity
Collateralized mortgage obligations	$9,853	$—	$(19)	$9,834	$—	$—	$—	$—
Residential mortgage- backed securities	731,882	25,493	—	757,375	490,072	3,172	(85)	493,159
Commercial mortgage-backed securities	42,709	813	—	43,522	—	—	—	—
State and municipal securities	486	2	—	488	71	—	—	71
Total	$784,930	$26,308	$(19)	$811,219	$490,143	$3,172	$(85)	$493,230
Non-Marketable Equity Investments
FHLB stock	$43,387	$—	$—	$43,387	$40,695	$—	$—	$40,695
Other	5,590	—	—	5,590	2,909	—	—	2,909
Total	$48,977	$—	$—	$48,977	$43,604	$—	$—	$43,604

Non-marketable equity investments primarily consist of Federal Home Loan Bank ("FHLB") stock and represent amounts required to be invested in the common stock of the FHLB as a result of our membership in, and borrowings from, the FHLB. This equity security is "restricted" in that it can only be sold to the FHLB or another member institution at par. Therefore, it is less liquid than other equity securities. The fair value is estimated to be cost, and no other-than-temporary impairments have been recorded on this security during 2012 and 2011 with such impairment assessment based on the expectation that the investment would ultimately be recovered at par. Other non-marketable equity investments include certain interests we have in investment funds that make qualifying investments for purposes of supporting our community reinvestment initiatives ("CRA investments") in accordance with the Community Reinvestment Act ("CRA").

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank ("FRB") discount window borrowings, derivative transactions, standby letters of credit with counterparty banks and for other purposes as permitted or required by law, totaled $495.2 million at September 30, 2012 and $514.6 million at December 31, 2011.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at September 30, 2012 or December 31, 2011.

The following table presents the fair values of securities with unrealized losses as of September 30, 2012 and December 31, 2011. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.
Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2012
Securities Available-for-Sale
Collateralized mortgage obligations	$17,228	$(22)	$3,586	$(14)	$20,814	$(36)
State and municipal securities	3,517	(5)	1,162	(20)	4,679	(25)
Total	$20,745	$(27)	$4,748	$(34)	$25,493	$(61)
Securities Held-to-Maturity
Collateralized mortgage obligations	$9,833	$(19)	$—	$—	$9,833	$(19)

As of December 31, 2011
Securities Available-for-Sale
Collateralized mortgage obligations	$36,126	$(140)	$—	$—	$36,126	$(140)
Residential mortgage-backed securities	154	(2)	—	—	154	(2)
State and municipal securities	4,352	(23)	—	—	4,352	(23)
Total	$40,632	$(165)	$—	$—	$40,632	$(165)
Securities Held-to-Maturity
Residential mortgage-backed securities	$80,500	$(85)	$—	$—	$80,500	$(85)

There were $4.7 million of securities with $34,000 in an unrealized loss position for greater than 12 months at September 30, 2012 and none at December 31, 2011. This unrealized loss was caused primarily by changes in interest rates and spreads. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, we do not consider these securities to be other-than-temporarily impaired at September 30, 2012.

The following table presents the remaining contractual maturity of securities as of September 30, 2012 by amortized cost and fair value.
Remaining Contractual Maturity of Securities
(Amounts in thousands)

	September 30, 2012
	Available-For-Sale Securities		Held-To-Maturity Securities and Non-Marketable Equity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipal and foreign sovereign debt securities
One year or less	$2,303	$2,328	$23	$23
One year to five years	136,657	140,664	369	370
Five years to ten years	142,808	152,459	94	95
After ten years	10,351	11,203	—	—
All other securities
Collateralized mortgage obligations	268,952	281,528	9,853	9,834
Residential mortgage-backed securities	908,428	962,334	731,882	757,375
Commercial mortgage-backed securities	—	—	42,709	43,522
Non-marketable equity investments	—	—	48,977	48,977
Total	$1,469,499	$1,550,516	$833,907	$860,196

The following table presents gains (losses) on securities for the quarter and nine months ended September 30, 2012 and 2011.
Securities Gains (Losses)
(Amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2012		2011	2012		2011
Proceeds from sales	$630		$219,589	$1,442		$280,082

Gross realized gains	1		4,658	380		5,930
Gross realized losses	(212)		(288)	(776)		(523)
Net realized (losses) gains	$(211)	(1)	$4,370	$(396)	(1)	$5,407

Income tax (benefit) provision on net realized (losses) gains	$(84)		$1,740	$(157)		$2,150

(1)
Primarily relates to activity with our CRA investments and includes the amortization of tax credit investments under the effective yield method and adjustments to the balance of equity method investments for the Company's share of the investees’ earnings and losses.

Refer to Note 11 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) on other comprehensive income.

4. LOANS

The following loan portfolio and credit quality disclosures exclude covered loans. Covered loans represent loans acquired through a Federal Deposit Insurance Corporation ("FDIC")-assisted transaction that are subject to a loss share agreement and are presented separately in the Consolidated Statements of Financial Condition. Refer to Note 6 for a detailed discussion regarding covered loans.

Loan Portfolio
(Amounts in thousands)

	September 30, 2012	December 31, 2011
Commercial and industrial	$4,666,375	$4,192,842
Commercial – owner-occupied commercial real estate	1,437,935	1,130,932
Total commercial	6,104,310	5,323,774
Commercial real estate	2,069,423	2,233,851
Commercial real estate – multi-family	544,775	452,595
Total commercial real estate	2,614,198	2,686,446
Construction	162,724	287,002
Residential real estate	360,094	297,229
Home equity	170,068	181,158
Personal	214,027	232,952
Total loans	$9,625,421	$9,008,561
Deferred loan fees included as a reduction in total loans	$38,717	$39,259
Overdrawn demand deposits included in total loans	$515	$1,919

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Carrying Value of Loans Pledged
(Amounts in thousands)

	September 30, 2012	December 31, 2011
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$959,610	$1,352,012
FHLB advances	928,137	583,507
Total	$1,887,747	$1,935,519

(1)	No borrowings were outstanding at September 30, 2012 or December 31, 2011.

Loan Portfolio Aging

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of September 30, 2012
Commercial	$6,035,858	$6,141	$1,129	$—	$6,043,128	$61,182	$6,104,310
Commercial real estate	2,517,321	5,232	3,588	—	2,526,141	88,057	2,614,198
Construction	162,167	—	—	—	162,167	557	162,724
Residential real estate	346,697	240	655	—	347,592	12,502	360,094
Home equity	155,008	2,024	628	—	157,660	12,408	170,068
Personal	207,849	48	941	—	208,838	5,189	214,027
Total loans	$9,424,900	$13,685	$6,941	$—	$9,445,526	$179,895	$9,625,421
As of December 31, 2011
Commercial	$5,250,875	$6,018	$923	$—	$5,257,816	$65,958	$5,323,774
Commercial real estate	2,539,889	3,523	9,777	—	2,553,189	133,257	2,686,446
Construction	262,742	—	2,381	—	265,123	21,879	287,002
Residential real estate	278,195	3,800	645	—	282,640	14,589	297,229
Home equity	168,322	433	800	—	169,555	11,603	181,158
Personal	220,364	13	9	—	220,386	12,566	232,952
Total loans	$8,720,387	$13,787	$14,535	$—	$8,748,709	$259,852	$9,008,561

Impaired Loans

Impaired loans consist of nonaccrual loans (which include nonaccrual troubled debt restructurings ("TDRs")) and loans classified as accruing TDRs. A loan is considered impaired when, based on current information and events, management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement.

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of September 30, 2012
Commercial	$110,312	$78,760	$26,743	$105,503	$15,322
Commercial real estate	116,702	38,846	61,157	100,003	22,229
Construction	1,184	—	557	557	129
Residential real estate	13,421	4,506	8,666	13,172	4,336
Home equity	15,178	2,038	11,864	13,902	4,243
Personal	5,611	—	5,189	5,189	2,905
Total impaired loans	$262,408	$124,150	$114,176	$238,326	$49,164

Impaired Loans (Continued)
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of December 31, 2011
Commercial	$118,118	$57,230	$46,098	$103,328	$14,163
Commercial real estate	190,486	65,571	114,233	179,804	38,905
Construction	24,135	1,548	20,331	21,879	5,202
Residential real estate	18,577	10,502	7,325	17,827	976
Home equity	12,881	2,310	9,293	11,603	1,272
Personal	38,515	14,751	11,569	26,320	9,426
Total impaired loans	$402,712	$151,912	$208,849	$360,761	$69,944

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	Quarters Ended September 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$130,408	$972	$124,933	$1,054
Commercial real estate	124,583	213	220,484	708
Construction	556	—	37,409	49
Residential real estate	12,200	76	19,923	14
Home equity	14,051	23	13,791	17
Personal	5,858	—	30,584	122
Total	$287,656	$1,284	$447,124	$1,964

	Nine Months Ended September 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$127,462	$3,797	$103,678	$1,723
Commercial real estate	160,463	1,200	254,048	2,205
Construction	2,589	—	38,368	123
Residential real estate	14,641	110	18,646	33
Home equity	12,862	69	12,172	20
Personal	16,296	119	33,380	375
Total	$334,313	$5,295	$460,292	$4,479

(1)	Represents amounts while classified as impaired for the periods presented.

Credit Quality Indicators

The Company has adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that exhibit acceptable financial performance, cash flow, and leverage. We attempt to mitigate risk by structure, collateral, monitoring, or other meaningful controls. Credits rated 6 are performing in accordance with contractual terms but are considered special mention as these credits demonstrate potential weakness that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Loans rated 7 may be classified as either accruing ("potential problem") or nonaccrual ("nonperforming"). Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest but the ultimate collection of these loans is questionable due to the same conditions that characterize a 6-rated credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the value of the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at a minimum on a quarterly basis, while all other rated credits over a certain dollar threshold, depending on loan type, are reviewed annually or as the situation warrants.

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of September 30, 2012
Commercial	$55,447	0.9	$42,742	0.7	$61,182	1.0	$6,104,310
Commercial real estate	46,574	1.8	47,151	1.8	88,057	3.4	2,614,198
Construction	—	—	—	—	557	0.3	162,724
Residential real estate	2,371	0.7	17,341	4.8	12,502	3.5	360,094
Home equity	312	0.2	5,364	3.2	12,408	7.3	170,068
Personal	2	*	331	0.2	5,189	2.4	214,027
Total	$104,706	1.1	$112,929	1.2	$179,895	1.9	$9,625,421
As of December 31, 2011
Commercial	$54,326	1.0	$79,328	1.5	$65,958	1.2	$5,323,774
Commercial real estate	132,915	4.9	62,193	2.3	133,257	5.0	2,686,446
Construction	7,272	2.5	9,283	3.2	21,879	7.6	287,002
Residential real estate	9,344	3.1	17,931	6.0	14,589	4.9	297,229
Home equity	758	0.4	6,384	3.5	11,603	6.4	181,158
Personal	350	0.2	1,976	0.8	12,566	5.4	232,952
Total	$204,965	2.3	$177,095	2.0	$259,852	2.9	$9,008,561

*	Less than 0.1%

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	September 30, 2012		December 31, 2011
	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial	$44,321	$56,688	$42,569	$28,409
Commercial real estate	11,946	29,749	41,348	32,722
Construction	—	—	—	960
Residential real estate	670	2,607	3,238	3,592
Home equity	1,494	3,156	—	2,082
Personal	—	4,630	13,754	7,639
Total	$58,431	$96,830	$100,909	$75,404

At September 30, 2012 and December 31, 2011, commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $15.6 million and $16.1 million, respectively.

Additions to Accruing Troubled Debt Restructurings during the Period
(Dollars in thousands)

	Quarters Ended September 30,
	2012			2011
		Outstanding Recorded Investment (1)			Outstanding Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	1	$1,200	$1,200	2	$294	$191
Other concession (3)	—	—	—	1	7,237	7,950
Total commercial	1	1,200	1,200	3	7,531	8,141
Commercial real estate
Extension of maturity date (2)	1	826	796	1	492	492
Total accruing	2	$2,026	$1,996	4	$8,023	$8,633
Change in recorded investment due to principal paydown at time of modification			$30			$103

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concession related to a loan increase.

Additions to Nonaccrual Troubled Debt Restructurings during the Period
(Dollars in thousands)

	Quarters Ended September 30,
	2012			2011
		Outstanding Recorded Investment (1)			Outstanding Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	1	$3,750	$3,250	2	$20,177	$20,177
Other concession (3)	—	—	—	1	—	200
Total commercial	1	3,750	3,250	3	20,177	20,377
Commercial real estate
Extension of maturity date (2)	1	230	220	3	12,765	11,276
Residential real estate
Extension of maturity date (2)	1	571	571	—	—	—
Home equity
Extension of maturity date (2)	1	200	200	—	—	—
Other concession (3)	1	353	353	—	—	—
Total home equity	2	553	553	—	—	—
Personal
Extension of maturity date (2)	—	—	—	1	362	362
Total nonaccrual	5	5,104	4,594	7	33,304	32,015
Change in recorded investment due to principal paydown at time of modification			$510			$1,489

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include an interest rate reduction and a loan increase.

Additions to Accruing Troubled Debt Restructurings during the Period (Continued)
(Dollars in thousands)

	Nine Months Ended September 30,
	2012			2011
		Outstanding Recorded Investment (1)			Outstanding Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	6	$34,688	$34,538	15	$45,280	$45,177
Other concession (3)	—	—	—	5	19,402	20,115
Multiple note structuring (4)	1	17,596	11,796	—	—	—
Total commercial	7	52,284	46,334	20	64,682	65,292
Commercial real estate
Extension of maturity date (2)	3	4,139	3,309	11	6,988	6,988
Multiple note structuring (4)	—	—	—	3	18,827	10,610
Total commercial real estate	3	4,139	3,309	14	25,815	17,598
Residential real estate
Extension of maturity date (2)	3	2,182	2,182	2	374	374
Other concession (3)	1	200	200	—	—	—
Total residential real estate	4	2,382	2,382	2	374	374
Home equity
Extension of maturity date (2)	1	125	125	2	203	203
Personal
Extension of maturity date (2)	—	—	—	1	265	265
Other concession (3)	—	—	—	1	252	252
Total personal	—	—	—	2	517	517
Total accruing	15	$58,930	$52,150	40	$91,591	$83,984
Change in recorded investment due to principal paydown at time of modification			$980			$503
Change in recorded investment due to charge-offs as part of the multiple note structuring			$5,800			$7,817

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases, and deferral of principal.

(4)
The multiple note structure typically bifurcates a troubled loan into two separate notes, where the first note is reasonably assured of repayment and performance according to the modified terms, and the portion of the troubled loan that is not reasonably assured of repayment is charged-off.

Additions to Nonaccrual Troubled Debt Restructurings during the Period (Continued)
(Dollars in thousands)

	Nine Months Ended September 30,
	2012			2011
		Outstanding Recorded Investment (1)			Outstanding Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	2	$5,323	$4,823	3	$20,296	$20,296
Other concession (3)	2	17,322	17,512	2	128	328
Total commercial	4	22,645	22,335	5	20,424	20,624
Commercial real estate
Extension of maturity date (2)	5	1,053	1,043	6	16,780	15,291
Other concession (3)	1	16,281	16,186	2	6,208	6,208
Total commercial real estate	6	17,334	17,229	8	22,988	21,499
Construction
Extension of maturity date (2)	—	—	—	1	179	179
Residential real estate
Extension of maturity date (2)	2	794	794	3	1,446	1,446
Other concession (3)	—	—	—	1	696	696
Total residential real estate	2	794	794	4	2,142	2,142
Home equity
Extension of maturity date (2)	1	200	200	1	147	147
Other concession (3)	2	841	841	1	490	490
Total home equity	3	1,041	1,041	2	637	637
Personal
Extension of maturity date (2)	—	—	—	3	487	472
Total nonaccrual	15	$41,814	$41,399	23	$46,857	$45,553
Change in recorded investment due to principal paydown at time of modification			$605			$1,504

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases, and deferral of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve calculation. However, our general reserve methodology considers the amount and product type of the TDRs removed as one of many credit or portfolio considerations in establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are specifically evaluated for impairment at the end of each quarter with a specific valuation reserve created, if necessary, as a component of the allowance for loan losses. Refer to the "Impaired Loan" and "Allowance for Loan Loss" sections of Note 1, "Summary of Significant Accounting Policies" to the Notes to Consolidated Financial Statements of our 2011 Annual Report on Form 10-K regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $30.0 million and $25.7 million in specific reserves for nonaccrual TDRs at September 30, 2012 and December 31, 2011, respectively. There were no specific reserves for accruing TDRs at September 30, 2012 and December 31, 2011.

The following table presents the recorded investment and number of loans modified as an accruing TDR during the previous 12 months which subsequently became nonperforming during the three and nine months ended September 30, 2012 and 2011. A loan becomes nonperforming and placed on nonaccrual status typically when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than when the loan becomes 90 days past due.

Troubled Debt Restructurings
That Became Nonperforming Within 12 Months of Restructuring
(Dollars in thousands)

	2012		2011
	Number of Borrowers	Recorded Investment (1)	Number of Borrowers	Recorded Investment (1)
Quarters Ended September 30,
Commercial	1	$99	1	$1,199
Construction	—	—	1	3,058
Residential real estate	1	197	1	99
Home equity	1	125	—	—
Personal	—	—	1	250
Total	3	$421	4	$4,606
Nine Months Ended September 30,
Commercial	2	$16,599	3	$1,599
Commercial real estate	1	97	9	9,095
Construction	—	—	2	4,018
Residential real estate	1	197	1	99
Home equity	1	125	—	—
Personal	—	—	1	250
Total	5	$17,018	16	$15,061

(1)	Represents amounts as of the balance sheet date from the quarter the default was first reported.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 6 for a detailed discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Quarters Ended September 30,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2012
Allowance for Loan Losses:
Balance at beginning of period	$65,185	$84,486	$2,781	$6,829	$7,064	$7,957	$174,302
Loans charged-off	(4,062)	(16,790)	64	(299)	(1,001)	(1,006)	(23,094)
Recoveries on loans previously charged-off	919	544	594	7	117	229	2,410
Net (charge-offs) recoveries	(3,143)	(16,246)	658	(292)	(884)	(777)	(20,684)
Provision (release) for loan losses	2,395	8,489	(1,110)	2,899	2,043	(1,475)	13,241
Balance at end of period	$64,437	$76,729	$2,329	$9,436	$8,223	$5,705	$166,859
Ending balance, loans individually evaluated for impairment (1)	$15,322	$22,229	$129	$4,336	$4,243	$2,905	$49,164
Ending balance, loans collectively evaluated for impairment	$49,115	$54,500	$2,200	$5,100	$3,980	$2,800	$117,695
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$105,503	$100,003	$557	$13,172	$13,902	$5,189	$238,326
Ending balance, loans collectively evaluated for impairment	5,998,807	2,514,195	162,167	346,922	156,166	208,838	9,387,095
Total recorded investment in loans	$6,104,310	$2,614,198	$162,724	$360,094	$170,068	$214,027	$9,625,421

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Quarters Ended September 30,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2011
Allowance for Loan Losses:
Balance at beginning of period	$56,352	$111,535	$17,731	$7,065	$6,626	$6,977	$206,286
Loans charged-off	(5,039)	(29,920)	(1,419)	(234)	(3,291)	(2,083)	(41,986)
Recoveries on loans previously charged-off	2,278	969	29	9	12	103	3,400
Net (charge-offs) recoveries	(2,761)	(28,951)	(1,390)	(225)	(3,279)	(1,980)	(38,586)
Provision for loan losses	9,251	15,507	1,756	276	2,498	3,053	32,341
Balance at end of period	$62,842	$98,091	$18,097	$7,116	$5,845	$8,050	$200,041
Ending balance, individually evaluated for impairment (1)	$17,842	$38,091	$7,647	$1,316	$2,345	$4,950	$72,191
Ending balance, collectively evaluated for impairment	$45,000	$60,000	$10,450	$5,800	$3,500	$3,100	$127,850
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$113,622	$207,091	$29,997	$19,070	$13,616	$27,681	$411,077
Ending balance, loans collectively evaluated for impairment	4,915,871	2,395,438	285,861	288,635	173,298	204,775	8,263,878
Total recorded investment in loans	$5,029,493	$2,602,529	$315,858	$307,705	$186,914	$232,456	$8,674,955

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses (Continued)
(Amounts in thousands)

	Nine Months Ended September 30,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2012
Balance at beginning of year	$60,663	$94,905	$12,852	$6,376	$4,022	$12,776	$191,594
Loans charged-off	(21,380)	(59,994)	(2,009)	(2,389)	(1,488)	(9,432)	(96,692)
Recoveries on loans previously charged-off	3,232	6,576	2,299	20	457	1,094	13,678
Net charge-offs	(18,148)	(53,418)	290	(2,369)	(1,031)	(8,338)	(83,014)
Provision (release) for loan losses	21,922	35,242	(10,813)	5,429	5,232	1,267	58,279
Balance at end of period	$64,437	$76,729	$2,329	$9,436	$8,223	$5,705	$166,859
2011
Balance at beginning of year	$70,115	$110,853	$19,778	$5,321	$5,764	$10,990	$222,821
Loans charged-off	(19,751)	(84,731)	(9,756)	(806)	(5,246)	(9,304)	(129,594)
Recoveries on loans previously charged-off	3,450	1,752	182	51	37	570	6,042
Net charge-offs	(16,301)	(82,979)	(9,574)	(755)	(5,209)	(8,734)	(123,552)
Provision for loan losses	9,028	70,217	7,893	2,550	5,290	5,794	100,772
Balance at end of period	$62,842	$98,091	$18,097	$7,116	$5,845	$8,050	$200,041

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$8,210	$6,986	$7,277	$8,119
Provision for unfunded commitments	—	—	933	(1,133)
Balance at end of period	$8,210	$6,986	$8,210	$6,986
Unfunded commitments, excluding covered assets, at period end (1)	$4,610,071	$4,083,779

(1)	Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit.

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

The carrying amount of covered assets is presented in the following table.

Covered Assets
(Amounts in thousands)

	September 30, 2012				December 31, 2011
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$6,605	$16,578	$—	$23,183	$10,489	$21,079	$—	$31,568
Commercial real estate loans	16,139	74,579	—	90,718	38,433	111,777	—	150,210
Residential mortgage loans	327	45,243	—	45,570	292	50,111	—	50,403
Consumer installment and other	291	4,532	277	5,100	281	5,518	324	6,123
Foreclosed real estate	—	—	25,502	25,502	—	—	30,342	30,342
Asset in lieu	—	—	11	11	—	—	—	—
Estimated loss reimbursement by the FDIC	—	—	18,895	18,895	—	—	38,161	38,161
Total covered assets	23,362	140,932	44,685	208,979	49,495	188,485	68,827	306,807
Allowance for covered loan losses	(8,255)	(13,245)	—	(21,500)	(14,727)	(11,212)	—	(25,939)
Net covered assets	$15,107	$127,687	$44,685	$187,479	$34,768	$177,273	$68,827	$280,868
Nonperforming covered loans (1)		$18,956				$19,894

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

Allowance for Covered Loan Losses
(Amounts in thousands)

	Quarters Ended September 30,
	2012			2011
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
Balance at beginning of period	$8,522	$13,211	$21,733	$8,817	$8,087	$16,904
Loans charged-off	(265)	(84)	(349)	(264)	(66)	(330)
Recoveries on loans previously charged-off	157	16	173	24	27	51
Net charge-offs	(108)	(68)	(176)	(240)	(39)	(279)
(Release) provision for covered loan losses (1)	(159)	102	(57)	(1,029)	1,093	64
Balance at end of period	$8,255	$13,245	$21,500	$7,548	$9,141	$16,689

(1)
Includes a provision for credit losses of $268,000 and $274,000 recorded in the Consolidated Statements of Income for the quarters ended September 30, 2012 and 2011, respectively, representing the Company’s 20% non-reimbursable portion of losses under the loss share agreement.

	Nine Months Ended September 30,
	2012			2011
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
Balance at beginning of period	$14,727	$11,212	$25,939	$8,601	$6,733	$15,334
Loans charged-off	(845)	(108)	(953)	(264)	(67)	(331)
Recoveries on loans previously charged-off	396	78	474	352	72	424
Net (charge-offs) recoveries	(449)	(30)	(479)	88	5	93
(Release) provision for covered loan losses (1)	(6,023)	2,063	(3,960)	(1,141)	2,403	1,262
Balance at end of period	$8,255	$13,245	$21,500	$7,548	$9,141	$16,689

(1)
Includes a (release) provision for credit losses of $(31,000) and $514,000 recorded in the Consolidated Statements of Income for the nine months ended September 30, 2012 and 2011, respectively, representing the Company’s 20% non-reimbursable portion of losses under the loss share agreement.

Changes in the carrying amount and accretable yield for purchased impaired loans that evidenced deterioration at the acquisition date are set forth in the following table.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount
(Amounts in thousands)

	2012		2011
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Quarters Ended September 30
Balance at beginning of period	$2,683	$32,718	$9,615	$62,541
Payments received	—	(9,123)	—	(3,848)
Charge-offs/disposals(1)	(146)	(378)	(894)	(5,970)
Reclassifications from nonaccretable difference, net	(429)	—	(851)	—
Accretion	(145)	145	(799)	799
Balance at end of period	$1,963	$23,362	$7,071	$53,522
Nine Months Ended September 30
Balance at beginning of period	$5,595	$49,495	$13,253	$71,258
Payments received	—	(15,551)	—	(12,466)
Charge-offs/disposals(1)	(2,372)	(11,537)	(2,082)	(8,853)
Reclassifications from nonaccretable difference, net	(305)	—	(517)	—
Accretion	(955)	955	(3,583)	3,583
Balance at end of period	$1,963	$23,362	$7,071	$53,522
Contractual amount outstanding at period end		$32,848		$81,985

(1)	Includes transfers to covered foreclosed real estate.
7. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	September 30, 2012	December 31, 2011
Banking	$81,755	$81,755
Trust and Investments	12,779	12,816
Total goodwill	$94,534	$94,571

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. Our annual goodwill test was performed as of October 31, 2011, and it was determined that no impairment existed as of that date.

Our annual goodwill impairment test will be completed during the fourth quarter 2012. There were no impairment charges for goodwill recorded in 2011 and the Company is not aware of any events or circumstances that would result in goodwill impairment as of September 30, 2012.

Goodwill decreased by $37,000 during the first nine months of 2012 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm and wholly-owned subsidiary of the Company.

We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 7 years to 15 years.

In connection with the second quarter 2012 asset acquisition to become co-trustee of a not-for-profit organization holding guardianship accounts, we recognized a $159,000 client relationship intangible, which will be amortized over its estimated useful life of approximately 8 years.

We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During third quarter 2012, there were no events or circumstances to indicate there may be impairment of intangible assets, and no impairment charges for other intangible assets were recorded for the nine months ended September 30, 2012 or in 2011.

Other Intangible Assets
(Amounts in thousands)

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Core deposit intangible	$18,093	$18,093	$6,792	$5,079	$11,301	$13,014
Client relationships	5,059	4,900	2,860	2,561	2,199	2,339
Total	$23,152	$22,993	$9,652	$7,640	$13,500	$15,353

Additional Information—Other Intangible Assets

September 30, 2012
Weighted average remaining life at period end (in years):
Core deposit intangible	4
Client relationships	7

Amortization expense for other intangible assets totaled $673,000 and $374,000 for the quarters ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, amortization expense totaled $2.0 million and $1.1 million, respectively.

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year ending December 31,
2012:
Remaining three months	$672
2013	3,121
2014	3,211
2015	2,659
2016	2,365
2017 and thereafter	1,472
Total	$13,500

8. SHORT-TERM BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	September 30, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$5,000	4.96%	$156,000	0.33%
Other Information:
Unused overnight federal funds availability (1)	$360,000		$200,000
Borrowing capacity through the FRB’s discount window primary credit program (2)	$806,933		$1,074,687
Unused FHLB advances availability	$498,840		$261,490
Weighted average remaining maturity of FHLB advances at period end (in months)	8.8		1.8

(1)	Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

As a member of the FHLB Chicago, we have access to a borrowing capacity of $499.2 million at September 30, 2012, of which $498.8 million is available subject to the availability of acceptable collateral to pledge. Qualifying residential, multi-family and commercial real estate loans as well as home equity lines of credit are held as collateral towards additional borrowing availability. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less and at September 30, 2012 are secured by residential mortgage-backed securities.

9. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

		September 30, 2012	December 31, 2011
Parent Company:
3.04% junior subordinated debentures due 2034	(1)(a)	$8,248	$8,248
2.10% junior subordinated debentures due 2035	(2)(a)	51,547	51,547
1.89% junior subordinated debentures due 2035	(3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068	(a)	143,760	143,760
Subtotal		244,793	244,793
Subsidiaries:
FHLB advances		10,000	15,000
3.87% subordinated debt facility due 2015	(4)(b)	120,000	120,000
Subtotal		130,000	135,000
Total long-term debt		$374,793	$379,793
Weighted average interest rate of FHLB long-term advances at period end		4.15%	4.42%
Weighted average remaining maturity of FHLB long-term advances at period end (in years)		4.7	4.1

(1)	Variable rate in effect at September 30, 2012 based on three-month LIBOR +2.65%.

(2)	Variable rate in effect at September 30, 2012, based on three-month LIBOR +1.71%.

(3)	Variable rate in effect at September 30, 2012, based on three-month LIBOR +1.50%.

(4)	Variable rate in effect at September 30, 2012, based on three-month LIBOR +3.50%.

(a)
Qualifies as Tier 1 capital for regulatory capital purposes under current guidelines. Tier 1 capital treatment is proposed to be phased out over a ten-year period starting in January 2013 under recently proposed capital rules that would revise and replace current regulatory capital requirements. These instruments would continue to qualify as Tier 2 capital under the proposed capital rules.

(b)
For regulatory capital purposes, beginning in the third quarter 2010, 20% of the original balance outstanding is excluded each year from Tier 2 capital until maturity. As of September 30, 2012 and December 31, 2011, 40% and 60%, respectively, of the outstanding balance qualified as Tier 2 capital.

The $244.8 million in junior subordinated debentures reflected in the table above were issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable trust preferred securities. Refer to Note 10 for further information on the nature and terms of these and previously issued debentures.

FHLB long-term advances have fixed interest rates and were secured by residential mortgage-backed securities.

The Company’s wholly-owned bank subsidiary, The PrivateBank and Trust Company (the "Bank") has $120.0 million outstanding under a 7-year subordinated debt facility due September 2015. The debt facility has a variable rate of interest based on LIBOR plus 3.50%, per annum, payable quarterly and re-prices quarterly. The debt may be prepaid at any time prior to maturity without penalty and is subordinate to any future senior indebtedness.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

On October 18, 2012, the Company issued $125.0 million of subordinated debentures to third-party investors. The debentures bear a fixed rate of interest of 7.125% per annum. Payment of the full principal amount of the debentures will be due upon maturity on October 30, 2042. The Company may elect to redeem the debentures in whole or in part on or after October 30, 2017. Net proceeds (after deduction of underwriters' discounts and estimated offering expenses) totaled $120.4 million. On October 24, 2012, the Company used these proceeds along with net proceeds from a $75.0 million common stock offering and existing cash resources to repurchase all of the $243.8 million of the fixed rate cumulative perpetual preferred stock ("Preferred Stock") issued to the U.S. Treasury ("Treasury"). Refer to Note 19 for further information.

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year ending December 31,
2013	$—
2014	2,000
2015	123,000
2016	—
2017 and thereafter	249,793
Total	$374,793
10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of September 30, 2012, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company obligated mandatorily redeemable trust preferred securities ("Trust Preferred Securities") to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company ("Debentures"). The Debentures held by the trusts, which in aggregate total $244.8 million, are the sole assets of each respective trust. Our obligations under the Debentures and related documents, including the indentures, the declarations of trust and the related Company guarantees, taken together, constitute a full and unconditional guarantee by the Company on a subordinated basis of distributions, redemption payments and liquidation payments on the Trust Preferred Securities. We have the right to redeem the Debentures held by PrivateBancorp Statutory Trust IV (the "Series IV Debentures") in whole or in part, on or after June 13, 2013, subject to certain considerations. We may also have the right to redeem the Series IV Debentures prior to June 13, 2013, if recently proposed capital rules are adopted as proposed. Under the proposal, Tier 1 capital treatment for trust preferred securities is proposed to be phased out over a ten-year period commencing on January 1, 2013. Any redemption of the Series IV Debentures would be subject to the terms of the related indenture and the replacement capital covenant described below and any required regulatory approval. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all the other Debentures, in each case, at a redemption price of 100% of the principal amount of the Debentures being redeemed plus any accrued but unpaid interest to the redemption date. The repayment, redemption or repurchase of the Debentures would result in a corresponding repayment, redemption or repurchase of the related series of Trust Preferred Securities.

In connection with the issuance in 2008 of the Series IV Debentures, which rank junior to the other Debentures, we entered into a replacement capital covenant that relates to redemption of the Series IV Debentures and the related Trust Preferred Securities. Under the replacement capital covenant, as amended, we committed, for the benefit of certain debt holders, that we would not repay, redeem or repurchase the Series IV Debentures or the related Trust Preferred Securities prior to June 2048 unless we have (1) obtained any required regulatory approval, and (2) raised certain amounts of qualifying equity or equity-like replacement capital at any time after October 10, 2012. The replacement capital covenant benefits holders of our "covered debt" as specified under the terms of the replacement capital covenant. Currently, under the replacement capital covenant, the "covered debt" is the Debentures held by PrivateBancorp Statutory Trust II. In the event that the Company's 7.125% subordinated debentures due 2042 are designated as or become the covered debt under the replacement capital covenant, the terms of such debentures provide that the Company is authorized to terminate the replacement capital covenant without any further action or payment. We may amend or terminate the replacement capital covenant in certain circumstances without the consent of the holders of the covered debt.

Under current accounting rules, the trusts qualify as variable interest entities for which we are not the primary beneficiary and therefore ineligible for consolidation. Accordingly, the trusts are not consolidated in our financial statements. The subordinated Debentures issued by us to the trusts are included in our Consolidated Statements of Financial Condition as "long-term debt" with the corresponding interest distributions recorded as interest expense. The common shares issued by the trusts are included in other assets in our Consolidated Statements of Financial Condition with the related dividend distributions recorded in other non-interest income.

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

		Common Securities Issued	Trust Preferred Securities Issued (1)		Earliest Redemption Date (on or after) (3)		Principal Amount of Debentures
	Issuance Date			Coupon Rate (2)		Maturity	September 30, 2012	December 31, 2011
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	3.04%	Jun 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	2.10%	Sep 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.89%	Dec 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun 13, 2013	Jun. 2068	143,760	143,760
Total		$3,043	$241,750				$244,793	$244,793

(1)
The trust preferred securities accrue distributions at a rate equal to the interest rate on and have a maturity identical to that of the related Debentures. The trust preferred securities will be redeemed upon maturity or earlier redemption of the related Debentures.

(2)
Reflects the coupon rate in effect at September 30, 2012. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three-month LIBOR plus 2.65%. The coupon rates for the PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions for all of the Trusts are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years in the case of the Debentures held by Trust IV, and five years in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would be restricted. The Federal Reserve has the ability to prevent interest payments on the Debentures.

(3)
The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. Subject to restrictions relating to our participation in the Treasury's Capital Purchase Program ("CPP") enacted under the Troubled Asset Relief Program ("TARP") ("TARP CPP"), the Debentures are redeemable in whole or in part prior to maturity at any time after the dates shown in the table, and in the case of Trust IV earlier at our discretion if certain capital treatment or tax events occur. It is anticipated that adoption of currently proposed capital rules would constitute a capital treatment event that would allow us to redeem the Trust IV preferred securities and related debentures early if certain conditions are satisfied, including those set forth in the replacement capital covenant, as amended, to the extent then applicable. In addition, in any event, we may redeem only after we have obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

11. EQUITY

Comprehensive Income
Components of Accumulated Other Comprehensive Income
(Amounts in thousands)

	Nine Months Ended September 30,
	2012			2011
	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total
Balance at beginning of year	$45,140	$1,557	$46,697	$20,078	$—	$20,078
Increase in unrealized gains on securities	7,493	—	7,493	47,601	—	47,601
Increase in unrealized gains on cash flow hedges	—	10,075	10,075	—	1,162	1,162
Deferred tax liability on increase in unrealized gains and other accumulated other comprehensive income tax adjustments	(3,109)	(3,987)	(7,096)	(18,953)	(462)	(19,415)
Reclassification adjustment of net gains included in net income	(124)	(2,112)	(2,236)	(5,448)	(156)	(5,604)
Reclassification adjustment for tax expense on realized net gains	49	836	885	2,167	62	2,229
Balance at end of period	$49,449	$6,369	$55,818	$45,445	$606	$46,051

Issuance of Common Stock and Preferred Stock Redemption

On October 16, 2012, the Company issued 4,761,905 shares of its voting common stock with an offering price of $15.75 through an underwritten public offering raising $70.6 million in net proceeds (after deduction of underwriters' discounts and estimated offering expenses). On October 24, 2012, the Company used these proceeds along with net proceeds from a $125.0 million subordinated debentures offering and existing cash resources to repurchase all of the $243.8 million of the Preferred Stock issued to the Treasury. Refer to Note 19 for further information.

12. EARNINGS PER COMMON SHARE
Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic earnings per common share
Net income attributable to controlling interests	$23,054	$13,449	$54,813	$33,311
Preferred stock dividends and discount accretion	3,447	3,426	10,325	10,260
Net income available to common stockholders	19,607	10,023	44,488	23,051
Earnings allocated to participating stockholders (1)	362	127	785	268
Earnings allocated to common stockholders	$19,245	$9,896	$43,703	$22,783

Weighted-average common shares outstanding	71,010	70,479	70,915	70,418
Basic earnings per common share	$0.27	$0.14	$0.62	$0.32

Diluted earnings per common share
Earnings allocated to common stockholders (2)	$19,246	$9,896	$43,703	$22,782
Weighted-average common shares outstanding:
Weighted-average common shares outstanding	71,010	70,479	70,915	70,418
Dilutive effect of stock awards (3)	264	142	195	264
Weighted-average diluted common shares outstanding	71,274	70,621	71,110	70,682
Diluted earnings per common share	$0.27	$0.14	$0.61	$0.32

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	3,691	3,579	3,807	3,514
Unvested stock/unit awards	—	272	78	156
Warrant related to the U.S. Treasury Capital Purchase Program	645	645	645	645

13. INCOME TAXES
Income Tax Provision Analysis
(Dollars in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income before income taxes	$38,006	$21,075	$92,652	$49,666

Income tax provision:
Current income tax provision	$15,531	$4,441	$32,057	$10,461
Deferred income tax provision	(579)	3,152	5,782	5,731
Total income tax provision	$14,952	$7,593	$37,839	$16,192

Effective tax rate	39.3%	36.0%	40.8%	32.6%

Deferred Tax Assets

Net deferred tax assets totaled $94.3 million at September 30, 2012 and $106.3 million at December 31, 2011. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

At September 30, 2012, we concluded that it was more likely than not the deferred tax assets will be realized and no valuation allowance was recorded. In making this determination, we relied in part on the fact that we were not in a cumulative book loss position for financial statement purposes, measured on a trailing three-year basis. In addition, we considered our recent earnings history, on both a book and tax basis, and our outlook for earnings in future periods. Our expectation of pre-tax earnings in future periods should give rise to taxable income levels (exclusive of reversing temporary differences) that more likely than not will be sufficient to absorb the deferred tax assets.

As of September 30, 2012 and December 31, 2011, there were $122,000 and $454,000 respectively, of unrecognized tax benefits relating to uncertain tax positions that would favorably affect the effective tax rate, if recognized in future periods.
14. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce interest rate risk, as it relates to mortgage loan commitments and planned sales of loans, and foreign currency volatility. We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the above-mentioned end-user and client-related derivatives were designated as hedging instruments at September 30, 2012 and December 31, 2011.

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

Composition of Derivative Instruments and Fair Value
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value
Derivatives designated as hedging instruments(2):
Interest rate contracts	$350,000	$9,603	$200,000	$2,586	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Capital markets group derivatives(3):
Interest rate contracts	$3,550,019	$108,658	$2,985,774	$104,482	$3,550,019	$112,564	$2,985,774	$107,612
Foreign exchange contracts	104,215	3,120	101,401	5,203	104,215	2,602	101,401	4,517
Credit contracts(1)	101,283	34	43,218	12	138,697	43	94,921	32
Subtotal		111,812		109,697		115,209		112,161
Netting adjustments(4)		(7,115)		(8,021)		(7,115)		(8,021)
Total		$104,697		$101,676		$108,094		$104,140
Other derivatives(2):
Foreign exchange contracts	$1,877	$19	$8,217	$196	$4,596	$86	$3,883	$26
Mortgage banking derivatives		458		563		498		683
Subtotal		477		759		584		709
Total derivatives not designated as hedging instruments		$105,174		$102,435		$108,678		$104,849
Grand total derivatives		$114,777		$105,021		$108,678		$104,849

(1)	The remaining average notional amounts are shown for credit contracts.

(2)
The fair value of derivative assets and liabilities designated as hedging instruments and other derivative assets and liabilities not designated as hedging instruments are reported in other assets and other liabilities on the Consolidated Statements of Financial Condition, respectively.

(3)	Capital markets group asset and liability derivatives are reported separately on the Consolidated Statements of Financial Condition.

(4)
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

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All requirements were met on September 30, 2012 and December 31, 2011.

Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features
(Amounts in thousands)

	September 30, 2012	December 31, 2011
Fair value of derivatives with credit contingency features in a net liability position	$58,458	$56,586
Collateral posted for those transactions in a net liability position	$59,876	$56,082
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$658	$321
Outstanding derivative instruments that would be immediately settled	$53,482	$48,677

Derivatives Designated in Hedge Relationships

The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash flow hedges –In the third quarter 2011, we began a cash flow hedging program by entering into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loans to fixed rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the Consolidated Statements of Income. During the first nine months of 2012, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of September 30, 2012, the maximum length of time over which forecasted interest cash flows are hedged is seven years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income
Related to Interest Rate Swaps Designated as Cash Flow Hedge
(Amounts in thousands)

	Quarters Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Pre-Tax	After-tax	Pre-Tax	After-tax	Pre-Tax	After-tax	Pre-Tax	After-tax
Accumulated unrealized gain at beginning of period	$7,648	$4,618	$—	$—	$2,586	$1,557	$—	$—
Amount of gain recognized in AOCI (effective portion)	3,696	2,231	1,162	700	10,075	6,088	1,162	700
Amount reclassified from AOCI to interest income on loans	(795)	(480)	(156)	(94)	(2,112)	(1,276)	(156)	(94)
Accumulated unrealized gain at end of period	$10,549	$6,369	$1,006	$606	$10,549	$6,369	$1,006	$606
As of September 30, 2012, $2.2 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2012. During the nine months ended September 30, 2012, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur.

Derivatives Not Designated in Hedge Relationships

End-User Derivatives – We enter into derivatives that include commitments to fund residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans when customer interest rate lock commitments are entered into. This practice allows us to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale which totaled $40.0 million at September 30, 2012. At September 30, 2012, we had approximately $181.9 million of interest rate lock commitments and $221.9 million of forward commitments for the future delivery of mortgage loans held-for-sale and residential mortgage loans with rate locks at rates consistent with the lock commitment.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than U.S. dollars. Currently our exposure is to the Euro and Canadian dollar on $2.7 million of loans and we manage this risk by using currency forward derivatives.

Client-Related Derivatives – We offer, through our capital markets group, over-the-counter interest rate and foreign exchange derivatives to our clients, including but not limited to, interest rate swaps, options on interest rate swaps, interest rate options (also referred to as caps, floors, collars, etc.), foreign exchange forwards, and options as well as cash products such as foreign exchange spot transactions. When our clients enter into an interest rate or foreign exchange derivative transaction with us, we mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties. Although the off-setting nature of transactions originated by our capital markets group limit our market risk exposure, they do expose us to other risks including counterparty credit, settlement, and operational risk.

To accommodate our loan clients, we occasionally enter into risk participation agreements ("RPA") with counterparty banks to either accept or transfer a portion of the credit risk related to their interest rate derivatives. This allows clients to execute an interest rate derivative with one bank while allowing for distribution of the credit risk among participating members. We have entered into written RPAs in which we accept a portion of the credit risk associated with a loan client’s interest rate derivative in exchange for a fee. We manage this credit risk through our loan underwriting process, and when appropriate, the RPA is backed by collateral provided by our clients under their loan agreement.

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

Risk Participation Agreements
(Dollars in thousands)

	September 30, 2012	December 31, 2011
Fair value of written RPAs	$(43)	$(32)
Range of remaining terms to maturity (in years)	Less than 1 to 5	Less than 1 to 4
Range of assigned internal risk ratings	2 to 4	3 to 4
Maximum potential amount of future undiscounted payments	$4,593	$3,075
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	64%	55%

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gain on derivatives recognized in capital markets products income:
Interest rate contracts	$4,598	$3,577	$14,477	$9,372
Foreign exchange contracts	1,213	1,685	4,415	4,220
Credit contracts	21	248	322	278
Total capital markets group derivatives	5,832	5,510	19,214	13,870
Gain (loss) on other derivatives recognized in deposit service charges and fees and other income:
Foreign exchange derivatives	(71)	42	(243)	128
Mortgage banking derivatives	(37)	(80)	80	48
Total other derivatives	(108)	(38)	(163)	176
Total derivatives not designated in hedging relationship	$5,724	$5,472	$19,051	$14,046
15. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

Credit Extension Commitments and Guarantees

In the normal course of business, we enter into a variety of financial instruments with off-balance sheet risk to meet the financing needs of our clients and to conduct lending activities. These instruments principally include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and liquidity risk in excess of the amounts reflected in the Consolidated Statements of Financial Condition.

Contractual or Notional Amounts of Financial Instruments
(Amounts in thousands)

	September 30, 2012	December 31, 2011
Commitments to extend credit:
Home equity lines	$154,491	$159,072
Residential 1-4 family construction	24,860	34,167
Commercial real estate, other construction, and land development	491,298	539,667
Commercial and industrial	3,446,276	3,197,347
All other commitments	181,560	176,916
Total commitments to extend credit	$4,298,485	$4,107,169
Letters of credit:
Financial standby	$304,725	$341,502
Performance standby	24,330	26,212
Commercial letters of credit	5,889	2,127
Total letters of credit	$334,944	$369,841

Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of September 30, 2012, we had a reserve for unfunded commitments of $8.2 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors including: the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third-party. Standby letters of credit include performance and financial guarantees for clients in connection with contracts between our clients and third parties. Standby letters of credit are agreements where we are obligated to make payment to a third-party on behalf of a client in the event the client fails to meet their contractual obligations. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the client and third-party. In most cases, the Company receives a fee for the amount of a letter of credit issued but not drawn upon.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $365,000 as of September 30, 2012. We amortize these amounts into income over the commitment period. As of September 30, 2012, standby letters of credit had a remaining weighted-average term of approximately 14 months, with remaining actual lives ranging from less than 1 year to 19 years.

Other Commitments

The Company has unfunded commitments to CRA investments as well as commitments to provide contributions to other investment partnerships totaling $6.6 million at September 30, 2012. Of these commitments, $1.5 million related to legally-binding unfunded commitments for tax-credit investments and was included within non-marketable equity investments and other liabilities on the Consolidated Statements of Financial Condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party vendor to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $3.8 million at September 30, 2012.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of September 30, 2012, we have not recorded any contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any payments under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. The losses arising from limited recourse provisions for the nine months ended September 30, 2012 were not material, and we recorded no losses for the nine months ended September 30, 2011. Based on this experience, the Company has not established any liability for potential future payments relating to mortgage loans sold in prior periods.

Legal Proceedings

As of September 30, 2012, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.
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

Mortgage Loans Held-for-Sale – Mortgage loans held-for-sale represent mortgage loan originations intended to be sold in the secondary market. We have elected the fair value option for mortgage loans originated with the intention of selling to a third party. The election of the fair value option aligns the accounting for these loans with the related mortgage banking derivatives used to economically hedge them. These mortgage loans are measured at fair value as of each reporting date, with changes in fair value recognized through mortgage banking non-interest income. The fair value of mortgage loans held-for-sale is determined based on prices obtained for loans with similar characteristics from third party sources. On a quarterly basis, the Company validates the overall reasonableness of the fair values obtained from third party sources by comparing prices obtained to prices received from various other pricing sources, and reviewing the reasonableness of prices based on Company knowledge of market liquidity and other market-related conditions. Mortgage loans held-for-sale are classified in level 2 of the valuation hierarchy.

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

Level 3 derivatives include risk participation agreements and derivatives associated with clients whose loans are risk rated 6 or higher ("watch list derivative"). Refer to "Credit Quality Indicators" in Note 4 for further discussion on risk ratings. For these level 3 derivatives, the Company obtains prices from third party advisors, consistent with the valuation processes employed for the Company’s derivatives classified in level 2 of the fair value hierarchy, and then applies loss factors to adjust the prices obtained from third party advisors. The significant unobservable inputs that are employed in the valuation process for the risk participation agreements and watch list derivatives that cause these derivatives to be classified in level 3 of the fair value hierarchy are the historic loss factors specific to the particular industry segment and risk rating category. The loss factors are updated quarterly and are derived and aligned with the loss factors utilized in the calculation of the Company’s general reserve component of the allowance for loan losses. Changes in the fair value measurement of risk participation agreements and watch list derivatives are largely due to changes in the fair value of the derivative, risk rating adjustments and fluctuations in the pertinent historic average loss rate.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at September 30, 2012 and December 31, 2011 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	September 30, 2012				December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)	Total
Assets:
Securities available-for-sale
U.S. Treasury	$88,295	$—	$—	$88,295	$61,521	$—	$—	$61,521
U.S. Agencies	—	—	—	—	—	10,034	—	10,034
Collateralized mortgage obligations	—	281,528	—	281,528	—	356,000	—	356,000
Residential mortgage-backed securities	—	962,334	—	962,334	—	1,189,213	—	1,189,213
State and municipal securities	—	217,859	—	217,859	—	166,197	—	166,197
Foreign sovereign debt	—	500	—	500	—	500	—	500
Total securities available-for-sale	88,295	1,462,221	—	1,550,516	61,521	1,721,944	—	1,783,465
Mortgage loans held-for-sale	—	40,009	—	40,009	—	32,049	—	32,049
Capital market derivative assets(1)	—	103,181	1,516	104,697	—	100,849	827	101,676
Other assets(2)	—	477	—	477	—	759	—	759
Total assets	$88,295	$1,605,888	$1,516	$1,695,699	$61,521	$1,855,601	$827	$1,917,949
Liabilities:
Capital market derivative liabilities(1)	$—	$108,051	$43	$108,094	$—	$104,108	$32	$104,140
Other liabilities(2)	—	584	—	584	—	709	—	709
Total liabilities	$—	$108,635	$43	$108,678	$—	$104,817	$32	$104,849

(1)	Capital market derivative assets and derivative liabilities include client-related derivatives.

(2)
Other assets and other liabilities include derivatives designated in hedging relationships, derivatives for commitments to fund certain mortgage loans held-for-sale and end-user foreign exchange derivatives.

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2011 and September 30, 2012.

There have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2011 to September 30, 2012.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Amounts in thousands)

	Quarters Ended September 30,
	2012		2011
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$1,127	$(44)	$2,369	$(11)
Total gains (losses):
Included in earnings (1)	135	1	(38)	238
Purchases, issuances, sales and settlements:
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(291)	—	(705)	(242)
Transfers into Level 3 (out of Level 2) (2)	545	—	—	—
Transfers out of Level 3 (into Level 2) (2)	—	—	(624)	—
Balance at end of period	$1,516	$(43)	$1,002	$(15)
Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$133	$(1)	$(73)	$238

	Nine Months Ended September 30,
	2012		2011
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$827	$(32)	$4,654	$(9)
Total gains (losses):
Included in earnings (1)	211	300	(175)	266
Purchases, issuances, sales and settlements:
Issuances	—	—	42	(30)
Sales	—	—	—	—
Settlements	(813)	(311)	(3,216)	(242)
Transfers into Level 3 (out of Level 2) (2)	1,432	—	631	—
Transfers out of Level 3 (into Level 2) (2)	(141)	—	(934)	—
Balance at end of period	$1,516	$(43)	$1,002	$(15)
Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$244	$298	$(42)	$(266)

(1)	Amounts disclosed in this line are included in the Consolidated Statements of Income as capital markets products income for derivatives.

(2)	Transfers in and transfers out are recognized at the end of each quarterly reporting period.

Financial Instruments Recorded Using the Fair Value Option

Difference Between Aggregate Fair Value and Aggregate Remaining Principal Balance
for Mortgage Loans Held-For-Sale Elected to be Carried at Fair Value (1)
(Amounts in thousands)

	September 30, 2012	December 31, 2011
Aggregate fair value	$40,009	$32,049
Difference	(40)	(120)
Aggregate unpaid principal balance	$39,969	$31,929

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of September 30, 2012, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the quarter and nine months ended September 30, 2012 were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table presents the fair value of those assets that were subject to fair value adjustments during the first nine months of 2012 and 2011, and still held at September 30, 2012 and 2011, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Losses
	September 30,		For the Nine Months Ended September 30,
Financial Assets:	2012	2011	2012	2011
Collateral-dependent impaired loans (1)	$74,917	$139,381	$26,261	$35,629
Covered assets - OREO (2) (3)	9,714	6,832	1,072	750
OREO (2)	58,986	48,560	19,974	11,420
Total	$143,617	$194,773	$47,307	$47,799

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

There have been no changes in the valuation techniques and related inputs we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2011 to September 30, 2012.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at September 30, 2012		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$1,629		Discounted cash flow	Loss factors	5.8-16.5%	8.6%
Risk participation agreements	(581)	(1)	Discounted cash flow	Loss factors	0.0–1.9%	0.5%
Collateral-dependent impaired loans	74,917		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	1.3–35.0%	6.9%	(2)
OREO	$58,986		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	0.8-48.1%	12.9%	(2)

(1)	Represents fair value of underlying swap.

(2)	Weighted average is calculated based on assets with a property specific adjustment.

The significant unobservable inputs used in the fair value measurement of the risk participation agreements and watch list derivatives are the historic loss factors. A significant increase (decrease) in the pertinent loss factor would result in a significantly lower (higher) fair value measurement.

Estimated Fair Value of Certain Financial Instruments

U.S. GAAP requires disclosure of the estimated fair values of certain financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practical to estimate the fair value. Because the disclosure of estimated fair values provided herein excludes the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent total underlying value. Examples of non-financial instruments having value not disclosed herein include the future earnings potential of significant customer relationships and the value of Trust and Investments’ operations and other fee-generating businesses. In addition, other significant assets including property, plant, and equipment and goodwill are not considered financial instruments and, therefore, have not been included in the disclosure.

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

Securities held-to-maturity – Securities held-to-maturity include collateralized mortgage obligations, residential mortgage-backed securities, agency commercial mortgage-backed securities and state and municipal securities. Substantially all held-to-maturity securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets.

Non-marketable equity investments – Non-marketable equity investments include FHLB stock and CRA investments. The carrying value of FHLB stock approximates fair value as the stock is non-marketable, but can only be sold to the FHLB or another member institution at par. The carrying value of all other non-marketable equity investments approximates fair value.

Loans – The fair value of loans is calculated by discounting contractual cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on contractual terms and includes assumptions that reflect our and the industry’s historical experience with repayments for each loan classification. The estimation is modified, as required, by the effect of current economic and lending conditions, collateral, and other factors.

Covered assets – Covered assets include acquired loans and foreclosed loan collateral covered under a loss sharing agreement with the FDIC (including the fair value of expected reimbursements from the FDIC). The fair value of covered assets is calculated by discounting contractual cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the asset. The estimate of maturity is based on contractual terms and includes assumptions that reflect our and the industry’s historical experience with repayments for each asset classification. The estimate is modified, as required, by the effect of current economic and lending conditions, collateral, and other factors.

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

Long-term debt – At September 30, 2012, the fair value of the fixed-rate junior subordinated debentures was estimated using the unadjusted publically-available market price as of period end. At December 31, 2011, the fair value was estimated by discounting cash flows, using a discount rate we believe was appropriate based on quoted interest rates and entity specific adjustments. Based on a periodic evaluation of our valuation methodology, we determined that sufficient market information for the fixed-rate junior subordinated debentures was available to support a change in our valuation technique from year end.

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

Commitments – Given the limited interest rate risk posed by the commitments outstanding at period end due to their variable rate structure, termination clauses provided in the agreements, and the market rate of fees charged, we have deemed the fair value of commitments outstanding to be immaterial.

Financial Instruments
(Amounts in thousands)

	As of September 30, 2012
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$143,573	$143,573	$143,573	$—	$—
Federal funds sold and other short-term investments	470,984	470,984	—	470,984	—
Loans held-for-sale	49,209	49,209	—	49,209	—
Securities available-for-sale	1,550,516	1,550,516	88,295	1,462,221	—
Securities held-to-maturity	784,930	811,219	—	811,219	—
Non-marketable equity investments	48,977	48,977	—	43,387	5,590
Loans, net of allowance for loan losses and unearned fees	9,458,562	9,402,692	—	—	9,402,692
Covered assets, net of allowance for covered loan losses	187,479	208,619	—	—	208,619
Accrued interest receivable	36,892	36,892	—	—	36,892
Investment in BOLI	52,134	52,134	—	—	52,134
Capital markets derivative assets	104,697	104,697	—	103,181	1,516
Financial Liabilities:
Deposits	$11,359,440	$11,374,185	$—	$8,570,357	$2,803,828
Short-term borrowings	5,000	5,165	—	5,165	—
Long-term debt	374,793	365,371	150,086	11,571	203,714
Accrued interest payable	5,287	5,287	—	—	5,287
Capital markets derivative liabilities	108,094	108,094	—	108,051	43

	As of December 31, 2011
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$156,131	$156,131	$156,131	$—	$—
Federal funds sold and other short-term investments	205,610	205,610	—	205,610	—
Loans held-for-sale	32,049	32,049	—	32,049	—
Securities available-for-sale	1,783,465	1,783,465	61,521	1,721,944	—
Securities held-to-maturity	490,143	493,230	—	493,230	—
Non-marketable equity investments	43,604	43,604	—	40,695	2,909
Loans, net of allowance for loan losses and unearned fees	8,816,967	8,465,358	—	—	8,465,358
Covered assets, net of allowance for covered loan losses	280,868	306,976	—	—	306,976
Accrued interest receivable	35,732	35,732	—	—	35,732
Investment in BOLI	50,966	50,966	—	—	50,966
Capital markets derivative assets	101,676	101,676	—	100,849	827
Financial Liabilities:
Deposits	$10,392,854	$10,405,158	$—	$8,217,765	$2,187,393
Short-term borrowings	156,000	156,047	—	156,047	—
Long-term debt	379,793	343,121	—	16,893	326,228
Accrued interest payable	5,567	5,567	—	—	5,567
Capital markets derivatives liabilities	104,140	104,140	—	104,108	32
17. OPERATING SEGMENTS

We have three primary operating segments: Banking, Trust and Investments and the Holding Company. With respect to the Banking and Trust and Investments’ segments, each is delineated by the products and services that each segment offers. The Banking operating segment is comprised of commercial and personal banking services, including mortgage originations. Commercial banking services are primarily provided to corporations and other business clients and include a wide array of lending and cash management products. Personal banking services offered to individuals, professionals, and entrepreneurs include direct lending and depository services. The Trust and Investments segment includes certain activities of our PrivateWealth group, including investment management, investment advisory, personal trust and estate administration, custodial and escrow, retirement account administration and brokerage services. The activities of the third operating segment, the Holding Company, include the direct and indirect ownership of our banking subsidiary, the issuance of debt and intersegment eliminations.

The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1, "Summary of Significant Accounting Policies," to the Notes to Consolidated Financial Statements of our 2011 Annual Report on Form 10-K. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated from consolidated results of operations. Financial results for each segment are presented below. For segment reporting purposes, the statement of financial condition of Trust and Investments is included with the Banking segment.

Operating Segments Performance
(Amounts in thousands)

	Quarters Ended September 30,
	Banking		Trust and Investments		Holding Company and Other Adjustments		Consolidated
	2012	2011	2012	2011	2012	2011	2012	2011
Net interest income (expense)	$109,581	$105,213	$812	$635	$(4,985)	$(4,759)	$105,408	$101,089
Provision for loan and covered loan losses	13,509	32,615	—	—	—	—	13,509	32,615
Non-interest income	23,565	23,162	4,255	4,457	17	16	27,837	27,635
Non-interest expense	71,538	65,157	4,185	4,680	6,007	5,197	81,730	75,034
Income (loss) before taxes	48,099	30,603	882	412	(10,975)	(9,940)	38,006	21,075
Income tax provision (benefit)	18,501	11,156	349	164	(3,898)	(3,727)	14,952	7,593
Net income (loss)	29,598	19,447	533	248	(7,077)	(6,213)	23,054	13,482
Noncontrolling interest expense(1)	—	—	—	33	—	—	—	33
Net income (loss) attributable to controlling interests	$29,598	$19,447	$533	$215	$(7,077)	$(6,213)	$23,054	$13,449

	Nine Months Ended September 30,
	Banking		Trust and Investments		Holding Company and Other Adjustments		Consolidated
	2012	2011	2012	2011	2012	2011	2012	2011
Net interest income (expense)	$327,661	$316,521	$2,185	$1,899	$(14,716)	$(14,275)	$315,130	$304,145
Provision for loan and covered loan losses	58,248	101,286	—	—	—	—	58,248	101,286
Non-interest income	68,737	58,695	12,786	14,138	64	21	81,587	72,854
Non-interest expense	214,222	193,938	13,289	14,544	18,306	17,565	245,817	226,047
Income (loss) before taxes	123,928	79,992	1,682	1,493	(32,958)	(31,819)	92,652	49,666
Income tax provision (benefit)	47,576	27,580	666	595	(10,403)	(11,983)	37,839	16,192
Net income (loss)	76,352	52,412	1,016	898	(22,555)	(19,836)	54,813	33,474
Noncontrolling interest expense(1)	—	—	—	163	—	—	—	163
Net income (loss) attributable to controlling interests	$76,352	$52,412	$1,016	$735	$(22,555)	$(19,836)	$54,813	$33,311

Operating Segments Performance (Continued) (Amounts in thousands)

	Banking		Holding Company and Other Adjustments(2)		Consolidated
Selected Balances	9/30/2012	12/31/2011	9/30/2012	12/31/2011	9/30/2012	12/31/2011
Assets	$11,804,624	$11,034,516	$1,473,930	$1,382,354	$13,278,554	$12,416,870
Total loans	9,625,421	9,008,561	—	—	9,625,421	9,008,561
Deposits	11,498,331	10,542,517	(138,891)	(149,663)	11,359,440	10,392,854

(1)	During the third quarter 2011, the Company acquired all the noncontrolling interests of our Lodestar subsidiary.

(2)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.
18. VARIABLE INTEREST ENTITIES

At September 30, 2012 and December 31, 2011, the Company had no variable interest entity ("VIE") consolidated in its financial statements.

Nonconsolidated VIEs
(Amounts in thousands)

	September 30, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances	$244,793	$—	$244,793	$—
Community reinvestment investments	2,558	2,808	1,447	2,460
TDRs to commercial clients:
Outstanding loan balance	142,703	158,304	146,009	162,079
Related derivative asset	46	46	—	—
Total	$390,100	$161,158	$392,249	$164,539

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

Community reinvestment investments – We hold certain investments in funds that make investments to further our community reinvestment initiatives. Such investments are included within non-marketable equity investments in our Consolidated Statements of Financial Condition. Certain of these investments meet the definition of a VIE, but the Company is not the primary beneficiary as we are a limited investor in those investment funds and do not have the power to direct their investment activities. Accordingly, we will continue to account for our interests in these investments on an unconsolidated basis. Our maximum exposure to loss is limited to the carrying amount plus additional required future capital contributions.

Troubled debt restructured loans (excluding personal and loans to not-for-profit entities) – For certain troubled commercial loans, we restructure the terms of the borrower’s debt in an effort to increase the probability of collecting amounts contractually due. Following a troubled debt restructuring, the borrower entity typically meets the definition of a VIE as the initial determination of whether an entity is a VIE must be reconsidered and economic events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As we do not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, we are not considered the primary beneficiary even in situations where, based on the size of the financing provided, we are exposed to potentially significant benefits and losses of the borrowing entity. We have no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt. Our interests in the troubled commercial borrowers include outstanding loans and related derivative assets. Our maximum exposure to loss is limited to these interests plus any additional future capital commitments.
19. SUBSEQUENT EVENTS

As discussed in Note 13, "Stockholders' Equity," contained in the Company's 2011 Annual Report on Form 10-K, in 2009 the Company issued $243.8 million of Preferred Stock and a related warrant to the Treasury under the Treasury's TARP CPP. On October 24, 2012, the Company repurchased all of the Preferred Stock held by the Treasury using net proceeds raised from the October 2012 $75.0 million underwritten public offering of its common stock (4,761,905 shares with an offering price of $15.75 per share) and net proceeds from the $125.0 million underwritten public offering of its 7.125% subordinated debentures due 2042, together with existing cash resources.

In connection with the repurchase of the Preferred Stock, the Company accelerated the accretion of the remaining issuance discount on the Preferred Stock and recorded a corresponding reduction in retained earnings of $2.2 million. This resulted in a one-time, non-cash reduction in net income available to common shareholders and a decrease in basic and diluted earnings per share. This transaction will be reflected in the Company's Consolidated Financial Statements for the quarter and year ended December 31, 2012.

Dividends of $2.3 million were paid on October 24, 2012 when the Preferred Stock was repurchased, of which $813,000 will be recognized in the fourth quarter 2012.

The Company notified the Treasury on October 26, 2012 of its intention to exercise its right to repurchase the warrants issued to the Treasury in connection with the CPP Preferred Stock investment. Completion of the repurchase remains subject to mutual agreement on the repurchase price.

The $70.6 million net proceeds (after deduction of underwriters' discounts and estimated offering expenses) from the common stock offering qualify as Tier 1 capital and the $125.0 million of subordinated debentures qualifies as Tier 2 capital for regulatory capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. ("PrivateBancorp" or the "Company"), is a Delaware corporation and bank holding company headquartered in Chicago, Illinois. Through our wholly-owned bank subsidiary, The PrivateBank and Trust Company (the "Bank" or the "PrivateBank"), we provide customized business and personal financial services to middle market companies and business owners, executives, entrepreneurs and families in all the markets and communities we serve. As of September 30, 2012, we had 35 offices located in ten states, primarily in the Midwest, with a majority of our business conducted in the greater Chicago market.

We deliver a full spectrum of commercial and personal banking products and services to our clients through our commercial banking, community banking and private wealth businesses. We offer clients a full range of lending, treasury management, investment and capital markets products to meet their commercial needs and residential mortgage banking, private banking, trust and investment services to meet their personal needs.

Management’s discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K. Results of operations for the nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012. Unless otherwise stated, all earnings per share data included in this section and throughout the remainder of this discussion are presented on a fully-diluted basis.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts may constitute forward-looking statements within the meaning of federal securities laws. Forward-looking statements represent management’s beliefs and expectations regarding future events, such as our anticipated future financial results, credit quality, revenues, expenses, or other financial items, and the impact of business plans and strategies or legislative or regulatory actions. Forward-looking statements are typically identified by words such as "may," "might," "will," "should," "could," "would," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "project," "potential," or "continue" and other comparable terminology.

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include, but are not limited to:

•	unforeseen credit quality problems or further deterioration in problem assets that could result in charge-offs greater than we have anticipated in our allowance for loan losses;

•	adverse developments impacting one or more large credits;

•	the extent of further deterioration in real estate values in our market areas, particularly in the Chicago area;

•	difficulties in resolving problem credits or slower than anticipated dispositions of other real estate owned which may result in increased losses or higher credit-related operating costs;

•
continued uncertainty regarding U.S. and global economic recovery and economic outlook, and ongoing volatility in market conditions, that may impact credit quality or prolong weakness in demand for loans or other banking products and services;

•	unanticipated withdrawals of significant client deposits;

•	lack of sufficient or cost-effective sources of liquidity or funding;

•	loss of key personnel or an inability to recruit and retain appropriate talent;

•	unanticipated changes in interest rates, prolonged low interest rate environment or significant tightening of credit spreads;

•	competitive pricing trends;

•	uncertainty relating to recently proposed regulatory capital rules that could, depending on the nature of our assets, require us to maintain higher levels of regulatory capital;

•
uncertainty regarding implications of recently adopted or proposed rules and regulations, or those remaining to be proposed in connection with the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, that may negatively affect our revenues or profitability;

•	other legislative, regulatory accounting or tax changes affecting financial services companies and/or the products and services offered by financial services companies;

•	changes in monetary or fiscal policies of the U.S. Government; or

•	failures or disruptions to our data processing or other information or operational systems, including the potential impact of disruptions or breaches at our third party service providers.

Forward-looking statements are subject to significant risks, assumptions and uncertainties and could be affected by many factors, including those set forth in the "Risk Factors" section of our Form 10-K for the year ended December 31, 2011, "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-Q as well as those set forth in our subsequent periodic and current reports filed with the SEC. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Forward-looking statements speak only as of the date they are made and we assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.
CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), and our accounting policies are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that require management to make the most significant estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

Our most significant accounting policies are presented in Note 1, "Summary of Significant Accounting Policies," to the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, income taxes and fair value measurement of certain assets and liabilities are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. The allowance consists of reserves for probable losses that have been identified relating to specific borrowing relationships that are individually evaluated for impairment ("the specific component"), as well as probable losses inherent in our loan portfolio that are not specifically identified ("the general allocated component"), which is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio as well as management’s judgment.

The specific component relates to impaired loans. Impaired loans consist of nonaccrual loans (which include nonaccrual troubled debt restructurings ("TDRs")) and loans classified as accruing TDRs. A loan is considered impaired when, based on current information and events, management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value, fair value of the underlying collateral less selling costs if the loan is collateral-dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate.

If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses. Impaired loans exceeding $500,000 are evaluated individually, while loans less than $500,000 are evaluated as pools using historical loss experience, as well as management’s loss expectations, for the respective asset class and product type. Of total impaired loans of $238.3 million at September 30, 2012, 91% had balances in excess of $500,000.

All impaired loans and their related reserves are reviewed and updated each quarter. Any impaired loan for which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination is made.

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than a year old, a new appraisal is obtained on the underlying collateral. The Company generally obtains "as is" appraisal values for use in the evaluation of collateral dependent impaired loans. Appraisals for loans in excess of $500,000 are updated with a new independent appraisal at least annually and are formally reviewed by our internal appraisal department upon receipt of a new appraisal as well as at the six-month interval between the independent appraisals. If during the course of the six-month review period there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either internally adjusted downward or a new appraisal is required to support the value of the impaired loan. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at September 30, 2012.

To determine the general allocated component of the allowance for loan losses, we segregate loans by originating line of business and vintage ("transformational" and "legacy") for reserve purposes because of observable similarities in the performance experience of loans underwritten by these business units. In general, loans originated by the business units that existed prior to the strategic changes of the Company in 2007 are considered "legacy" loans. Loans originated by a business unit that was established in connection with or following the strategic business transformation plan are considered "transformational" loans. Renewals or restructurings of legacy loans may continue to be evaluated as legacy loans depending on the structure or defining characteristics of the new transaction. The Company has implemented a line of business model that has reorganized the legacy business units so that after 2009, all new loan originations are considered transformational.

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

Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, risk ratings, product type and vintage, as well as consideration of current economic trends and portfolio attributes, all of which may be susceptible to significant change. For instance, loss rates in our allowance methodology typically reflect the Company’s more recent loss experience, by product, on a trailing twelve or eighteen month basis. These loss rates consider both cumulative charge-offs to date and other real estate owned valuation adjustments in the individual product categories that comprise our allowance. Default estimates use a multi-year cumulative calculation of defaults by originating line of business, vintage and rating. In addition, we compare current model-derived and historically-established reserve levels to recent charge-off trends and history in considering the appropriate final level of reserve at each product level.

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

Goodwill is allocated to reporting units at acquisition. Subsequently, goodwill is not amortized but, instead, is tested at the reporting unit level at least annually for impairment or more often if an event occurs or circumstances change that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible or regulatory capital. The Company is not aware of any events or circumstances that would indicate impairment of goodwill at September 30, 2012.

The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. In "step one," the fair value of each reporting unit is compared to the recorded book value. Our step one calculation of each reporting unit’s fair value is based upon a simple average of two metrics: (1) a primary market approach, which measures fair value based upon trading multiples of independent publicly traded financial institutions of comparable size and character to the reporting units, and (2) an income approach, which estimates fair value based upon discounted cash flows ("DCF") and terminal value (using the perpetuity growth method). If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and "step two" is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues ("step two") by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value of goodwill is determined using the residual approach, where the fair value of a reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, calculated in step one, is the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment charge is recognized to the extent the carrying value of goodwill exceeds the implied fair value of goodwill.

Under new accounting guidance effective January 1, 2012, the Company has the option at the time of its annual impairment testing to perform a qualitative assessment for each reporting unit to determine of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before applying the existing two-step goodwill impairment test. If the Company concludes that this is the case, the Company would proceed with the existing two-step test, as described above. Otherwise, the Company would be able to bypass the two-step test and conclude that goodwill is not impaired from a qualitative perspective.

Goodwill impairment testing is considered a "critical accounting estimate" as estimates and assumptions are made about future performance and cash flows, as well as other prevailing market factors. For our annual impairment testing, we engage an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit. In connection with obtaining an independent third-party valuation, management provides certain information and assumptions that are utilized in the DCF and implied fair value calculations. Assumptions critical to the process include: forecasted earnings, which are developed for each segment by considering several key business drivers such as historical performance, forward interest rates (using forward interest rate curves to forecast future expected interest rates), anticipated loan and deposit growth, and industry and economic trends; discount rates; and credit quality assessments, among other considerations. We provide the best information available at the time to be used in these estimates and calculations.

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the third quarter of 2012, there were no events or circumstances to indicate that there may be impairment of intangible assets. The Company's intangible assets include core deposit premiums, client relationship, and assembled workforce intangibles. All of these intangible assets have finite lives and are amortized on a straight line basis over varying periods not exceeding 15 years.

Income Taxes

The determination of income tax expense or benefit, and the amounts of current and deferred income tax assets and liabilities are based on complex analyses of many factors, including interpretations of federal and state income tax laws, current financial accounting standards, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), assessments of the likelihood that the reversals of deferred deductible temporary differences will yield tax benefits, and estimates of reserves required for tax uncertainties. In addition, for interim reporting purposes, management generally determines its income tax provision, before consideration of any discrete items, based on its current best estimate of pre-tax income, permanent differences and the resulting effective tax rate expected for the full year.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of "more likely than not." In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at September 30, 2012. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of September 30, 2012, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretations of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At September 30, 2012, we had $122,000 of tax reserves established relating to uncertain tax positions that would favorably affect the Company’s effective tax rate if recognized in future periods.

For additional discussion of income taxes, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes," Note 13 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q, and Notes 1 and 15 of "Notes to Consolidated Financial Statements" in our 2011 Annual Report on Form 10-K.

Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value at each reporting date, including securities available-for-sale, derivatives, and certain loans held-for-sale. Additionally, other assets are measured at fair value on a nonrecurring basis, including impaired loans and other real estate owned ("OREO"), which are subject to fair value adjustments under certain circumstances.

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

Judgment is required to determine whether certain assets measured at fair value are included in Level 2 or Level 3. When making this judgment, we consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. Classification of Level 2 or Level 3 is based upon the specific facts and circumstances of each instrument or instrument category and judgments are made regarding the significance of the Level 3 inputs to the instrument's fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3.

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

Additional information regarding fair value measurements is included in Note 16 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.
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
THIRD QUARTER OVERVIEW

We reported net income available to common stockholders of $19.6 million for the third quarter 2012, nearly double the $10.0 million reported for the third quarter 2011 and up 39% compared to $14.1 million for the second quarter 2012. On a per share basis, we earned $0.27 in the third quarter 2012, up from $0.14 reported in the year ago quarter and up from $0.19 in the second quarter 2012. For the nine months ended September 30, 2012, net income available to common stockholders rose 93% to $44.5 million from $23.1 million for the first nine months of 2011, while earnings per share rose to $0.61 from $0.32.

Our results reflect our focus on our commercial middle market business strategy. We have had success at growing our loan portfolio and developing non-interest income despite ongoing uncertainty in the economic climate that has prevailed over the past few years. Our financial performance reflects ongoing strengthening of our asset quality position. We have grown total loans $616.9 million or 7% since year end 2011, while problem loans, including nonperforming loans, have declined $244.4 million.

Highlights for the third quarter 2012 include:

•	Net income available to common stockholders was $19.6 million, up 39% from the second quarter 2012, primarily as a result of lower credit-related costs, as well as loan growth and higher fee income.

•
Net interest income of $105.4 million was consistent with the second quarter 2012, as higher interest income from higher average loan balances offset the impact of lower loan and investment yields, while the cost of funds was relatively flat.

•	Deposits increased $624.9 million, or 6%, during the quarter to $11.4 billion at September 30, 2012, including an increase of $375.4 million of noninterest-bearing accounts.

•
Asset quality continued to improve during the quarter with nonperforming loans declining 14% and early-stage problem loans, which are classified as special mention and potential problem loans, declining 20% from June 30, 2012. The provision for loan losses declined to $13.2 million, a reduction of $4.2 million from the prior quarter.

•
Total loans grew $189.2 million, an annualized rate of 8%, to $9.6 billion at September 30, 2012, largely driven by growth in commercial and industrial loans, which comprised 63% of the loan portfolio at September 30, 2012.

During the third quarter 2012, we continued to grow commercial and industrial loans, which increased 3% from the second quarter 2012 and 15% from year end 2011. Despite higher net revenue for the third quarter 2012 compared to the prior year period, operating profit declined slightly, primarily due to large net security gains in the year-ago quarter compared to a small net security loss in the current quarter, as well as higher net foreclosed property expense as compared to the prior year period. Net foreclosed property expense totaled $8.6 million for the third quarter 2012, up 21% compared to the same period in 2011, but decreasing 28% compared to the second quarter 2012 (which included higher valuation adjustments). We expect our workout and credit-related costs, including net foreclosed property expense, will remain elevated, and may fluctuate quarter-to-quarter, as we continue to resolve remaining problem loans and liquidate properties we acquire through foreclosure. Our efficiency ratio was 61.0% for third quarter 2012, lower than second quarter 2012, primarily due to lower credit-related costs during the current quarter, but higher than the year-ago quarter mostly due to higher compensation expense in the current quarter. Higher compensation expense in the 2012 periods reflects increases in incentive pay tied to performance and the cumulative impact of equity incentive programs initiated in 2010 that are accounted for over three-year vesting periods.

Growth in average loans and a decline in funding costs contributed to increased net interest income in the third quarter 2012 as compared to the prior year periods, although net interest income was relatively flat in the current quarter compared to the prior quarter. The $136.5 million increase in average loans in the third quarter 2012 from the prior quarter, and the incremental interest income related to it, was offset by the impact of declining average yields on our loan and investment portfolios. Competitive pricing conditions in certain of our markets, a change in the mix and the low interest rate environment led to the lower yields on the loan and investment portfolios. With approximately 90% of our loan portfolio comprised of variable rate loans, the majority of which are tied to short-term LIBOR, the asset/liability position of our balance sheet is asset sensitive and our net interest margin should benefit if short-term interest rates rise.

We saw meaningful improvement in overall asset quality during the quarter and throughout 2012. Nonperforming assets declined 28% from December 31, 2011 and 13% from June 30, 2012. Nonperforming assets to total assets were 2.09% at September 30, 2012, compared to 3.11% at December 31, 2011, and 2.47% at June 30, 2012. Nonperforming loans declined 31% from December 31, 2011 and 14% from the end of the second quarter 2012. Early stage problem loans declined 43% from the third quarter 2011 and 20% from the second quarter 2012. Our allowance for loan losses as a percentage of total loans declined to 1.73% at September 30, 2012, compared to 2.31% a year ago, reflecting overall improvement in asset quality, the reduced requirement for specific reserves and lower charge-offs. Compared to second quarter 2012, third quarter net charge-offs were lower and the provision for loan losses declined by $4.2 million. During the third quarter 2012, we disposed of $44.7 million of problem assets, with an incremental charge of less than one percent based on the carrying value net of specific reserves at the time of disposition. Based on ongoing workout and disposition activity, we expect further reduction in problem assets during the fourth quarter.

Total deposits at September 30, 2012 increased by $966.6 million to $11.4 billion from year end 2011 with increases in all categories except money market accounts and was the result of our continued relationship development and initiatives focused on organic growth. Noninterest-bearing deposits were $3.3 billion, or 29% of total deposits, at September 30, 2012 and $3.2 billion, or 31% of total deposits, at December 31, 2011. Our deposits, largely noninterest-bearing deposits and money market accounts, are heavily influenced by the cash positions of our commercial middle market clients and will fluctuate based on their business needs. We increased our use of brokered deposits during the third quarter 2012 as a funding source and reduced $330 million of our outstanding short-term borrowings with the FHLB during the third quarter 2012. Brokered deposits, excluding client CDARS®, were 5% of total deposits at September 30, 2012.

Capital Transactions - October 2012

In contemplation of redeeming all of the $243.8 million of its fixed rate cumulative perpetual preferred stock ("Preferred Stock") held by the United States Treasury ("Treasury") that was originally issued in 2009 under the Treasury's Capital Purchase Program ("CPP") enacted under the Troubled Asset Relief Program ("TARP") and the Emergency Economic Stabilization Act of 2008, the Company raised an aggregate $191.0 million of net proceeds (after deduction of underwriters' discount and estimated offering expenses) from two separate underwritten public offerings in October 2012. On October 16, 2012, the Company raised $70.6 million in net proceeds (after deduction of underwriters' discounts and estimated offering expenses) in new common equity through the issuance of 4,761,905 shares of voting common stock with an offering price of $15.75 per share and, on October 18, 2012, the Company issued $125.0 million of 7.125% subordinated debentures due 2042, raising an additional $120.4 million in net proceeds (after deduction of underwriters' discount and estimated offering expenses). On October 24, 2012, the Company used these proceeds, together with existing cash resources, to repurchase all of the $243.8 million of its Preferred Stock held by the Treasury.

In connection with the repurchase of the Preferred Stock, the Company accelerated the accretion of the remaining issuance discount on the Preferred Stock and recorded a corresponding reduction in retained earnings of $2.2 million. This resulted in a one-time, non-cash reduction in net income available to common stockholders and a decrease to basic and diluted earnings per share. This transaction will be reflected in the Company's Consolidated Financial Statements for the quarter and year ended December 31, 2012.

Dividends of $2.3 million were paid on October 24, 2012 when the Preferred Stock was repurchased, of which $813,000 will be recognized in the fourth quarter 2012. Effective in the fourth quarter 2012, interest expense will increase and net income will decrease as a result of the new debt service payments while net income available to common stockholders will increase as the Company will no longer be obligated to make quarterly dividend payments on the Preferred Stock due to the October 2012 redemption. After giving effect to the equity and debt offerings and the Preferred Stock redemption, including payment of the Preferred Stock dividend, the Holding Company had $84.5 million cash on-hand at October 24, 2012. The Company notified the Treasury on October 26, 2012 of its intention to exercise its right to repurchase the warrants issued to the Treasury in connection with the CPP Preferred Stock investment. Completion of the repurchase remains subject to mutual agreement on the repurchase price.

The $70.6 million in net proceeds (after deduction of underwriters' discounts and estimated offering expenses) from the common stock offering qualifies as Tier 1 capital and the $125.0 million of subordinated debentures offering qualifies as Tier 2 capital for regulatory capital purposes. Presented in the following table are the Company's regulatory capital ratios at September 30, 2012 and on a proforma basis after giving effect for the equity and debt offerings and the repurchase of the Preferred Stock as discussed above. The Company exceeded all current minimum regulatory standards at September 30, 2012 and on a proforma basis.

	As of September 30, 2012
Consolidated	Actual	Proforma

Total risk-based capital	13.90%	13.49%
Tier 1 risk-based capital	12.24%	10.77%
Tier 1 leverage ratio	11.15%	9.86%
Tier 1 common equity to risk-weighted assets	8.12%	8.70%

Please refer to the remaining sections of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for greater discussion of the various components of our 2012 performance, statement of financial condition and liquidity.

The following table presents selected quarterly financial data highlighting operating performance trends over the past year.

Table 1
Consolidated Financial Highlights
(Dollars in thousands, except per share data)

	As of and for the Quarters Ended
	2012			2011
	September 30	June 30	March 31	December 31	September 30
Selected Operating Statistics
Net income	$23,054	$17,504	$14,255	$11,066	$13,482
Net income available to common stockholders	$19,607	$14,062	$10,819	$7,629	$10,023
Effective tax rate	39.3%	43.0%	40.5%	46.1%	36.0%
Net interest income	$105,408	$105,346	$104,376	$102,982	$101,089
Fee revenue (1)	28,048	26,536	27,399	25,029	23,265
Net revenue (2)	133,974	132,291	132,560	129,046	129,404
Operating profit (2)	52,244	48,433	52,331	52,816	54,370
Provision for loan losses (3)	$13,241	$17,403	$27,635	$29,783	$32,341
Per Common Share Data
Basic earnings per share	$0.27	$0.19	$0.15	$0.11	$0.14
Diluted earnings per share	0.27	0.19	0.15	0.11	0.14
Tangible book value at period end (2)(4)	$14.00	$13.59	$13.29	$13.19	$13.04
Dividend payout ratio	3.70%	5.26%	6.67%	9.09%	7.14%
Performance Ratios
Return on average common equity	7.00%	5.18%	4.05%	2.86%	3.80%
Return on average assets	0.70%	0.55%	0.46%	0.36%	0.44%
Net interest margin (2)	3.35%	3.46%	3.53%	3.48%	3.49%
Efficiency ratio (2)(5)	61.00%	63.39%	60.52%	59.07%	57.98%
Credit Quality(3)
Total nonperforming loans to total loans	1.87%	2.22%	2.53%	2.88%	3.51%
Total nonperforming assets to total assets	2.09%	2.47%	2.83%	3.11%	3.50%
Allowance for loan losses to total loans	1.73%	1.85%	1.99%	2.13%	2.31%
Balance Sheet Highlights
Total assets	$13,278,554	$12,942,176	$12,623,164	$12,416,870	$12,019,861
Average earning assets	12,420,769	12,148,279	11,796,499	11,696,741	11,446,323
Loans (3)	9,625,421	9,436,235	9,222,253	9,008,561	8,674,955
Allowance for loan losses (3)	(166,859)	(174,302)	(183,844)	(191,594)	(200,041)
Deposits	11,359,440	10,734,530	10,422,712	10,392,854	10,108,663
Noninterest-bearing deposits	3,295,568	2,920,182	3,054,536	3,244,307	2,832,481
Brokered deposits	$1,290,796	$1,484,435	$961,481	$815,951	$902,002
Deposits to loans (3)	118.01%	113.76%	113.02%	115.37%	116.53%

	As of
	2012			2011
	September 30	June 30	March 31	December 31	September 30
Capital Ratios
Total risk-based capital	13.90%	14.12%	14.20%	14.28%	14.82%
Tier 1 risk-based capital	12.24%	12.25%	12.31%	12.38%	12.89%
Tier 1 leverage ratio	11.15%	11.20%	11.35%	11.33%	11.48%
Tier 1 common equity to risk-weighted assets (2)(6)	8.12%	8.05%	8.04%	8.04%	8.34%
Tangible common equity to tangible assets (2)(7)	7.70%	7.67%	7.69%	7.69%	7.86%

(1)	Computed as total non-interest income less net securities gains (losses).

(2)	This is a non-U.S. GAAP financial measure. Refer to Table 32 for a reconciliation from non-U.S. GAAP to U.S. GAAP.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

(6)
For purposes of the Company's presentation, the Company calculates risk-weighted assets under current capital requirements and not under the recently proposed rules issued by banking regulators. Our calculation may differ from other companies as this is not yet a regulatory mandated capital ratio.

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

Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest-earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest-earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds, principally noninterest-bearing demand deposits and equity, also support interest-earning assets.

The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in Note 1 of "Notes to Consolidated Financial Statements" contained in our 2011 Annual Report on Form 10-K.

For purposes of this discussion, net interest income and any ratios or metrics that include net interest income as a component, such as net interest margin, have been adjusted to a fully tax-equivalent basis to more appropriately reflect the impact of returns on certain tax-exempt securities.

The reconciliation of tax-equivalent net interest income is presented in the following table.

Table 2
Effect of Tax-Equivalent Adjustment
(Dollars in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Net interest income (U.S. GAAP)	$105,408	$101,089	4	$315,130	$304,145	4
Tax-equivalent adjustment	729	680	7	2,109	2,187	-4
Tax-equivalent net interest income	$106,137	$101,769	4	$317,239	$306,332	4

Table 3 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 2012 and 2011. The table also details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, through inclusion of the tax-equivalent adjustment presented in Table 2 above.

Quarter ended September 30, 2012 compared to quarter ended September 30, 2011

Table 3
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Quarters Ended September 30,						Attribution of Change in
	2012			2011			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$376,212	$248	0.26%	$373,705	$231	0.24%	$2	$15	$17
Securities:
Taxable	2,119,890	14,033	2.65%	1,935,653	15,196	3.14%	1,361	(2,524)	(1,163)
Tax-exempt (3)	188,627	2,118	4.49%	132,716	1,973	5.95%	703	(558)	145
Total securities	2,308,517	16,151	2.80%	2,068,369	17,169	3.32%	2,064	(3,082)	(1,018)
Loans, excluding covered assets :
Commercial	5,951,785	68,711	4.52%	5,079,470	60,936	4.69%	10,142	(2,367)	7,775
Commercial real estate	2,645,713	26,924	3.98%	2,511,749	26,590	4.14%	1,386	(1,052)	334
Construction	174,044	1,659	3.73%	361,764	3,492	3.78%	(1,790)	(43)	(1,833)
Residential	369,694	3,739	4.05%	315,244	3,411	4.33%	561	(233)	328
Personal and home equity	397,174	3,484	3.49%	429,632	3,879	3.58%	(287)	(108)	(395)
Total loans, excluding covered assets(4)	9,538,410	104,517	4.29%	8,697,859	98,308	4.43%	10,012	(3,803)	6,209
Total interest-earning assets before covered assets (3)	12,223,139	120,916	3.89%	11,139,933	115,708	4.08%	12,078	(6,870)	5,208
Covered assets (5)	197,630	1,841	3.66%	306,390	3,866	4.95%	(1,165)	(860)	(2,025)
Total interest-earning assets (3)	12,420,769	$122,757	3.88%	11,446,323	$119,574	4.11%	$10,913	$(7,730)	$3,183
Cash and due from banks	144,442			153,020
Allowance for loan and covered loan losses	(201,136)			(232,501)
Other assets	696,676			718,891
Total assets	$13,060,751			$12,085,733
Liabilities and Equity:
Interest-bearing demand deposits	$895,825	$958	0.43%	$597,741	$625	0.42%	$319	$14	$333
Savings deposits	226,355	163	0.29%	210,191	210	0.40%	15	(62)	(47)
Money market accounts	4,014,467	4,043	0.40%	4,183,937	5,146	0.49%	(201)	(902)	(1,103)
Time deposits	1,450,904	4,108	1.13%	1,335,757	4,087	1.21%	338	(317)	21
Brokered deposits	1,406,748	1,752	0.50%	1,083,815	1,808	0.66%	465	(521)	(56)
Total interest-bearing deposits	7,994,299	11,024	0.55%	7,411,441	11,876	0.64%	936	(1,788)	(852)
Short-term borrowings	36,967	101	1.06%	60,283	466	3.02%	(137)	(228)	(365)
Long-term debt	374,793	5,495	5.82%	405,880	5,463	5.34%	(436)	468	32
Total interest-bearing liabilities	8,406,059	16,620	0.79%	7,877,604	17,805	0.90%	363	(1,548)	(1,185)
Noninterest-bearing deposits	3,124,473			2,747,760
Other liabilities	173,975			174,937
Equity	1,356,244			1,285,432
Total liabilities and equity	$13,060,751			$12,085,733
Net interest spread			3.09%			3.21%
Effect of noninterest-bearing funds			0.26%			0.28%
Net interest income/margin (3)		$106,137	3.35%		$101,769	3.49%	$10,550	$(6,182)	$4,368

(footnotes on following page)

Table 3 Net Interest Income and Margin Analysis (Continued) (Dollars in thousands)

	Quarterly Net Interest Margin Trend
	2012			2011
	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	3.88%	3.99%	4.07%	4.04%	4.11%	4.01%	4.15%
Cost of interest-bearing liabilities	0.79%	0.78%	0.81%	0.85%	0.90%	0.90%	0.93%
Net interest margin (3)	3.35%	3.46%	3.53%	3.48%	3.49%	3.36%	3.46%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $6.5 million and $6.4 million in loan fees for the quarters ended September 30, 2012 and 2011, respectively.

(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 2 for a reconciliation of the effect of the tax-equivalent adjustment.

(4)
Average loans on a nonaccrual basis totaled $201.6 million and $329.7 million for the quarters ended September 30, 2012 and 2011, respectively, and are included in loans for purposes of this analysis. Interest foregone on nonperforming loans was estimated to be approximately $2.1 million and $3.5 million for the quarters ended September 30, 2012 and 2011, respectively, based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation ("FDIC")-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

Net interest income on a tax-equivalent basis increased $4.4 million, or 4%, to $106.1 million in the third quarter 2012 compared to $101.8 million for the third quarter 2011. Interest income on a tax-equivalent basis increased $3.2 million, or 3%, from the prior year period. Average loan balances increased $840.6 million as compared to the third quarter 2011, which contributed an additional $10.0 million to interest income on a comparative basis. However, the interest income generated from these higher loan balances during third quarter 2012 was offset by a decline in yields on the loan and securities portfolios, resulting in a combined decrease to tax-equivalent interest income of $6.9 million. Competitive pricing pressures and a change in the mix and the low interest rate environment led to the lower yields on the loan and investment portfolios. Tiered pricing structures on certain commercial and industrial loans also impact loan yields as the pricing of such loans improves for such clients when their financial position improves. Interest expense decreased $1.2 million, or 7%, as compared to the third quarter 2011, primarily due to declines in the average rate paid on interest-bearing deposits as compared to the prior period. Yield trends in both our investment and loan portfolios are likely to continue to pressure net interest margin given the current operating environment.

Net interest margin was 3.35% for the third quarter 2012, down 14 basis points from 3.49% for the third quarter 2011. Lower yields on loans and securities, as mentioned previously, reduced net interest margin as compared to the prior year quarter. Our cost of funds decreased 11 basis points as compared to the third quarter 2011, primarily due to declines in interest rates paid on interest-bearing deposits and short-term borrowings as compared to the prior year period.

In the third quarter 2011, we began a cash flow hedging program by entering into receive fixed/pay variable interest rate swaps to hedge certain floating-rate commercial loans in order to reduce the variability in forecasted interest payments due to changes in market interest rates. The notional value of these cash flow hedges at September 30, 2012 was $350.0 million with a positive impact on net interest income for the third quarter 2012 of $795,000, contributing three basis points to current quarter margin. In comparison, at September 30, 2011, the notional value of the cash flow hedges was $100.0 million with a positive impact on third quarter 2011 net interest income of $156,000, contributing one basis point to margin.

Average interest-earning assets grew $974.4 million compared to the prior year period, due to increases in average loan and securities balances, which were partially offset by decreases in average covered asset balances. We continued to shift the mix of loans toward commercial loans, which generally provide higher yields and greater potential for cross-selling of other products and services. Average commercial loan balances increased by $872.3 million from the prior year quarter while average construction loan balances decreased $187.7 million from the prior year period. Also, year-over-year, we increased average securities balances by $240.1 million to continue to support liquidity needs but at more attractive yields than federal funds balances.

Average interest-bearing liabilities grew $528.5 million compared to the prior year third quarter, primarily due to the increases in average interest-bearing demand deposits and average brokered deposits. Refer to the section entitled "Deposits" included below for additional discussion.

On a sequential quarter basis, net interest margin for third quarter 2012 of 3.35% was down 11 basis points from 3.46% for second quarter 2012. Higher federal funds sold balances during the third quarter 2012, primarily due to increased client deposit inflows, reduced net interest margin by five basis points as these balances generated only minimal interest income. Lower yields on securities and loans reduced net interest margin by six basis points as compared to the previous quarter.

Our net interest margin has been affected by pricing compression resulting from heightened competition in our target markets, due to low loan demand levels in the uncertain economic climate. This heightened competition is not only impacting yields on loans to new clients, but also business that is being renewed with existing clients. While portfolio loan yields have been favorably impacted by a reduction in the level of nonaccrual loans and the continuing change in the product mix in our loan portfolio, competition and low interest rates are negatively affecting loan and investment yields, a trend likely to continue for the foreseeable future. We also expect that in the near term, we may be holding higher levels of cash balances at the Federal Reserve due to client deposit flows and uncertainty over client response to the expiration of the unlimited deposit insurance for noninterest-bearing demand deposit accounts on December 31, 2012. Excess liquidity would likely negatively affect our net interest margin. On the funding side, we do not anticipate any significant benefit to net interest margin in future periods from downward repricing of deposits given the current level of interest rates. In addition, the October 2012 issuance of subordinated debt will negatively impact net interest income and reduce net interest margin by approximately 8 to 10 basis points on an annualized basis.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Table 4
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Nine Months Ended September 30,						Attribution of Change in
	2012			2011			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$266,506	$513	0.25%	$507,210	$966	0.25%	$(463)	$10	$(453)
Securities:
Taxable	2,114,605	44,267	2.79%	1,832,916	46,154	3.36%	6,523	(8,410)	(1,887)
Tax-exempt (3)	170,887	6,134	4.79%	140,471	6,353	6.03%	1,231	(1,450)	(219)
Total securities	2,285,492	50,401	2.94%	1,973,387	52,507	3.55%	7,754	(9,860)	(2,106)
Loans, excluding covered assets :
Commercial	5,700,937	198,156	4.57%	5,066,733	177,349	4.62%	22,052	(1,245)	20,807
Commercial real estate	2,674,118	83,225	4.09%	2,689,833	84,868	4.16%	(494)	(1,149)	(1,643)
Construction	208,777	5,806	3.65%	429,968	12,017	3.69%	(6,151)	(60)	(6,211)
Residential	347,036	10,988	4.22%	319,377	10,619	4.43%	892	(523)	369
Personal and home equity	407,455	10,881	3.57%	445,691	11,967	3.59%	(1,021)	(65)	(1,086)
Total loans, excluding covered assets (4)	9,338,323	309,056	4.35%	8,951,602	296,820	4.38%	15,278	(3,042)	12,236
Total interest-earning assets before covered assets (3)	11,890,321	359,970	3.99%	11,432,199	350,293	4.05%	22,569	(12,892)	9,677
Covered assets (5)	233,213	5,983	3.39%	330,443	13,392	5.36%	(3,297)	(4,112)	(7,409)
Total interest-earning assets (3)	12,123,534	$365,953	3.98%	11,762,642	$363,685	4.09%	$19,272	$(17,004)	$2,268
Cash and due from banks	144,614			160,169
Allowance for loan and covered loan losses	(214,619)			(242,659)
Other assets	702,724			681,592
Total assets	$12,756,253			$12,361,744
Liabilities and Equity:
Interest-bearing demand deposits	$782,565	$2,393	0.41%	$583,470	$1,854	0.42%	$611	$(72)	$539
Savings deposits	223,290	480	0.29%	204,208	618	0.40%	54	(192)	(138)
Money market accounts	4,044,872	12,593	0.42%	4,467,903	17,482	0.52%	(1,548)	(3,341)	(4,889)
Time deposits	1,381,779	11,903	1.15%	1,349,224	12,893	1.28%	305	(1,295)	(990)
Brokered deposits	1,200,763	4,368	0.49%	1,317,105	6,222	0.63%	(515)	(1,339)	(1,854)
Total interest-bearing deposits	7,633,269	31,737	0.56%	7,921,910	39,069	0.66%	(1,093)	(6,239)	(7,332)
Short-term borrowings	183,778	366	0.26%	81,561	1,859	3.01%	1,100	(2,593)	(1,493)
Long-term debt	378,005	16,611	5.79%	409,189	16,425	5.31%	(1,305)	1,491	186
Total interest-bearing liabilities	8,195,052	48,714	0.79%	8,412,660	57,353	0.91%	(1,298)	(7,341)	(8,639)
Noninterest-bearing deposits	3,058,559			2,524,607
Other liabilities	167,972			162,697
Equity	1,334,670			1,261,780
Total liabilities and equity	$12,756,253			$12,361,744
Net interest spread			3.19%			3.18%
Effect of noninterest-bearing funds			0.25%			0.26%
Net interest income/margin (3)		$317,239	3.44%		$306,332	3.44%	$20,570	$(9,663)	$10,907

(footnotes on following page)

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $20.0 million and $17.9 million in loan fees for the nine months ended September 30, 2012 and 2011, respectively.

(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 2 for a reconciliation of the effect of the tax-equivalent adjustment.

(4)
Average loans on a nonaccrual basis totaled $228.0 million and $356.9 million for the nine months ended September 30, 2012 and 2011, respectively, and are included in loans for purposes of this analysis. Interest foregone on nonperforming loans was estimated to be approximately $7.2 million and $11.3 million for the nine months ended September 30, 2012 and 2011, respectively, based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

As shown in Table 4, net interest margin was 3.44% for the nine months ended September 30, 2012 and 2011. Tax-equivalent net interest income increased $10.9 million to $317.2 million for the nine months ended September 30, 2012 from $306.3 million for the prior year period. The year-over-year improvement in net interest income was primarily attributable to the $8.6 million reduction in interest paid on interest-bearing liabilities due primarily to lower funding costs. The benefit provided by the $698.8 million growth in average securities and loans was offset by lower yields on securities and loans combined with less interest income earned on the covered asset portfolio primarily due to reduced loan balances.

Provision for loan losses

The provision for loan losses, excluding the provision for covered loans, was $13.2 million for the quarter ended September 30, 2012, down from $32.3 million for the same period in 2011. For the nine months ended September 30, 2012 and 2011, the provision for loan losses was $58.3 million and $100.8 million, respectively. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The current period provision benefited from continuing improvement in asset quality, the reduced requirement for specific reserves, and lower charge-offs. Net charge-offs were $20.7 million in the third quarter 2012 compared to $38.6 million for the same period in 2011. For the nine months ended September 30, 2012 and 2011, net charge-offs were $83.0 million and $123.6 million, respectively. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see "Critical Accounting Policies" and "Credit Quality Management and Allowance for Loan Losses."

Provision for covered loan losses

For the quarters ended September 30, 2012 and 2011, we increased our provision for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement by $268,000 and $274,000, respectively. For the nine months ended September 30, 2012, we released a portion of our allowance for covered loan losses by $31,000, with a reduction in provision, compared to an increase in the provision by $514,000 in the prior year period. The provision for covered loan losses represents the 20% portion of expected losses on covered loans not reimbursed by the FDIC. For further information regarding the FDIC-assisted transaction, see "Covered Assets."

Non-interest Income

Non-interest income is derived from a number of sources related to our banking activities, including loan and credit-related fees, the sale of derivative products to clients through our capital markets group, treasury management services, and fees from our Trust and Investments business. The following table presents a break-out of these multiple sources of revenue.

Table 5
Non-interest Income Analysis
(Dollars in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Trust and Investments	$4,254	$4,452	-4	$12,785	$13,834	-8
Mortgage banking	3,685	1,565	135	9,263	3,671	152
Capital markets products	5,832	5,510	6	19,214	13,870	39
Treasury management	5,490	4,590	20	15,904	13,368	19
Loan and credit-related fees:
Loan and credit-related fees	4,778	4,505	6	13,502	12,484	8
Syndication fees	2,701	908	197	6,876	4,117	67
Total loan and credit-related fees	7,479	5,413	38	20,378	16,601	23
Deposit service charges and fees and other income	1,308	1,735	-25	4,439	6,103	-27
Subtotal fee revenue	28,048	23,265	21	81,983	67,447	22
Net securities (losses) gains	(211)	4,370	-105	(396)	5,407	-107
Total non-interest income	$27,837	$27,635	1	$81,587	$72,854	12

Third quarter 2012 compared to third quarter 2011

Non-interest income for third quarter 2012 totaled $27.8 million, flat compared to the third quarter 2011. Third quarter 2011 non-interest income included $4.4 million of net securities gains compared to a net loss of $211,000 for the third quarter 2012. Fee revenue increased 21% compared to the prior year period, with growth in mortgage banking, syndication fees and treasury management fees contributing to the increase.

Trust and Investments fee revenue declined 4% compared to third quarter 2011 due to the loss of fees within the Bank’s investment management subsidiary following the departure of two relationship managers in second quarter 2012. This was partially offset by fees earned in the current period related to a strategic relationship with a not-for-profit organization holding guardianship accounts at the end of second quarter 2012.

Assets under management and administration ("AUMA") grew to $5.0 billion at September 30, 2012 from $4.3 billion at December 31, 2011 primarily due to new custodial assets added in first quarter 2012, net client growth and to a lesser extent improved market values. The increase in custodial assets was largely attributable to a change in regulations requiring certain companies to utilize a "qualified custodian," such as the Bank, for the administration and custody of their clients’ assets. Fees earned on custody assets are typically a flat fee structure and generally are lower than fees recognized on the managed asset portfolio which are based on the value of the underlying assets. Custody assets as a percentage of total AUMA were 44% and 37% as of September 30, 2012 and December 31, 2011, respectively.

Revenue from our mortgage banking business increased to $3.7 million, compared to $1.6 million for the prior year period. The favorable rate environment drove higher sales volume in refinance activity as compared to the prior year period. The higher level of mortgage loans sold during the third quarter 2012 compared to the third quarter 2011 resulted in gains of $3.1 million for third quarter 2012 compared to $1.3 million in the prior year period. Also, interest rates remained low and strong application volumes continued during the third quarter 2012, resulting in approximately $300,000 in higher origination fees as compared to the prior year period. Additionally impacting the third quarter 2012 comparability, during the three months ended September 30, 2011, origination costs were no longer netted against revenue and instead included in non-interest expense. We continue to strategically reinvest in our mortgage banking business. Mortgage lending personnel increased nearly 50% since the third quarter 2011 which also contributed to a higher volume of transactions.

Capital markets product income increased $322,000, or 6%, compared to third quarter 2011 and included a positive $5,000 credit valuation adjustment ("CVA") compared to a negative CVA of $1.2 million for the third quarter 2011. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA adjustments, year-over-year capital markets income decreased by $890,000, a 13% decrease, to $5.8 million in the current period compared to $6.7 million in the third quarter 2011 as the prior year period included certain larger transactions. Our capital markets business opportunities are sensitive to loan originations and our clients’ interest rate expectations.

Treasury management income increased $900,000, or 20%, compared to the third quarter 2011. Revenue growth for these services is closely correlated with loan originations and the acquisition of new middle market lending clients, though often subject to a three-to-six month implementation lag. The current quarter increase reflected ongoing success in cross-selling treasury management services to new commercial clients as the Company continued to build new client relationships and, to a lesser extent, improved pricing of these services.

Syndication fees increased $1.8 million from the third quarter 2011 to $2.7 million in the third quarter 2012. Syndication fees tend to fluctuate from quarter to quarter depending on client needs, market conditions and loan origination trends.

Deposit service charges and fees and other income declined $427,000 in third quarter 2012, or 25%, compared to the prior year period. A reduction in card-based interchange fees, which was attributable to new fee limits provided for under the Dodd-Frank Act, and a decline in Small Business Administration loans, which fluctuate with loan demand, contributed to the current quarter variance.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Non-interest income for the nine months ended September 30, 2012 totaled $81.6 million, increasing 12% compared to $72.9 million in the nine months ended September 30, 2011, with mortgage banking income, capital markets products income, loan and credit-related fees, and treasury management income leading the improvement over the prior year period. These increases were partially offset by lower deposit service charges and fees and other income, net securities losses, and lower Trust and Investments fees.

Trust and Investments fee revenue declined 8% compared to the nine months ended September 30, 2011 due to the loss of fees resulting from the organizational changes in the Bank’s investment management subsidiary during second quarter 2012, the absence of larger estate fees recognized in the prior year period, and the discontinuation of land trust fees due to the sale of the land trust business late in the first quarter 2011. Also, a shift in investment practices caused fees collected for investment management services to decrease (with a reduction to investment expenses attributable to fees we pay investment managers) compared to the prior year period.

Revenue from our mortgage banking business grew to $9.3 million in the current year to date period, compared to $3.7 million in the prior year period, due to higher refinance activity and purchase mortgages in the current year period. This refinancing activity resulted in approximately $1.0 million in higher origination fees as compared to the prior year period. Also, mortgage loans sale activity was greater in the first nine months of 2012 as compared to the prior year period, resulting in gains of $8.1 million for the first nine months of 2012 as compared to $3.4 million in the prior year period. Also impacting the comparability year-over-year, beginning in the third quarter 2011 origination costs were no longer netted against revenue and instead included in non-interest expense.

Capital markets income increased $5.3 million compared to the nine months ended September 30, 2011 and included a negative $806,000 CVA compared to $963,000 for the nine months ended September 30, 2011. Exclusive of CVA adjustments, year-over-year capital markets income increased by $5.2 million, or 35%, to $20.0 million in the current period compared to $14.8 million in the nine months ended September 30, 2011. Capital markets revenues were favorably impacted by strong loan origination-related swaps activity that has generally been characterized with longer durations and larger deal sizes (mostly in the first half of 2012), resulting in higher revenue compared to 2011.

Treasury management income increased $2.5 million, or 19%, compared to the nine months ended September 30, 2011. The current year increase reflected the ongoing success in cross-selling treasury management services to new commercial clients as we continued to build new client relationships and, to a lesser extent, improved pricing of these services.

Credit and loan-related fees increased $1.0 million, or 8%, principally due to greater unused commitment fees. Unused commitment fees increased $882,000 from the prior year period. The majority of our unused commitment fees related to revolving facilities, which at September 30, 2012 totaled $6.9 billion, of which $3.9 billion were unused. In comparison, at September 30, 2011, commitments related to revolving facilities totaled $6.3 billion, of which $3.6 billion were unused.

Syndication fees increased $2.8 million, or 67%, from the nine months ended September 30, 2011. Syndication revenue tends to fluctuate from period to period depending on client needs, market conditions and loan origination trends.

Deposit service charges and fees and other income declined $1.7 million, or 27%, for the nine months ended September 30, 2012 compared to the prior year period primarily due to a decline in Small Business Administration loans, which fluctuate with loan demand, and a reduction in card-based interchange fees, which was attributable to new fee limits provided for under the Dodd-Frank Act. Also contributing to the year-over-year variance was $316,000 in gains on sale of various assets recognized in first quarter 2011 and included in 2011 year-to-date totals.

Non-interest Expense
Table 6
Non-interest Expense Analysis
(Dollars in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Compensation expense:
Salaries and wages	$24,373	$23,086	6	$71,275	$69,200	3
Share-based costs	5,181	3,262	59	14,990	11,026	36
Incentive compensation, retirement costs and other employee benefits	15,266	12,493	22	43,430	35,808	21
Total compensation expense	44,820	38,841	15	129,695	116,034	12
Net occupancy expense	7,477	7,515	-1	22,809	22,592	1
Technology and related costs	3,432	2,856	20	10,001	8,246	21
Marketing	2,645	2,218	19	7,863	6,661	18
Professional services	2,151	2,434	-12	6,355	7,080	-10
Outsourced servicing costs	1,802	1,918	-6	5,605	5,924	-5
Net foreclosed property expense	8,596	7,129	21	28,725	20,920	37
Postage, telephone, and delivery	837	944	-11	2,588	2,763	-6
Insurance	3,352	5,393	-38	11,896	17,825	-33
Loan and collection	3,329	2,931	14	9,404	9,731	-3
Other expenses	3,289	2,855	15	10,876	8,271	31
Total non-interest expense	$81,730	$75,034	9	$245,817	$226,047	9
Operating efficiency ratios:
Non-interest expense to average assets	2.49%	2.46%		2.58%	2.45%
Net overhead ratio (1)	1.64%	1.56%		1.73%	1.66%
Efficiency ratio (2)	61.00%	57.98%		61.64%	59.61%

(1)	Computed as non-interest expense, less non-interest income, annualized, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 32, "Non-U.S. GAAP Financial Measures" for a reconciliation of the effect of the tax-equivalent adjustment.

Third quarter 2012 compared to third quarter 2011

Non-interest expense increased for the third quarter 2012 by $6.7 million, or 9%, compared to the third quarter 2011. The increase in non-interest expense was primarily attributable to higher compensation expense and net foreclosed property expense and was partially offset by reduced FDIC insurance expense.

Total compensation expense increased overall in third quarter 2012 by $6.0 million, or 15%, compared to third quarter 2011. Salary and wages expense were up by $1.3 million, or 6%, largely due to annual salary increases, as well as a 6% increase in headcount since September 30, 2011. Share-based costs were higher by $1.9 million as the third quarter 2012 includes expense recognition of annual stock-based awards issued in February 2012, resulting from a greater number of awards issued than in the prior year. As previously disclosed in our 2012 proxy statement, a greater number of shares were awarded in connection with our February 2012 incentive compensation awards than in the prior year period largely because in 2012 we expanded to a larger employee population an incentive compensation deferral program under which a portion of 2011 annual incentive compensation awards paid in 2012 were deferred in the form of time-vested restricted stock. In addition, the prior year period included a higher level of forfeitures on departed plan participants. In fourth quarter 2012, the final tranche of equity awards originally issued in 2007 and 2008 under our transformational strategic growth plan will vest with no such share-based costs remaining after 2012, which will result in a decline in share-based costs in 2013. Incentive compensation, retirement costs and other employee benefits were up $2.8 million, or 22%, compared to third quarter 2011 principally due to higher incentive compensation accruals related to the Company’s performance against stated goals, including a true-up adjustment for first and second quarter 2012 and performance-based pay linked to fee-based revenues such as mortgage banking, which had higher revenues in the third quarter 2012 than the prior year period as presented in Table 5.

Technology and related costs increased in the third quarter 2012 by $576,000, or 20%, compared to third quarter 2011 and was primarily due to higher volumes in transaction-based data processing fees for client-based services (loans, deposits and wires), as well as investments in data networking to provide greater bandwidth.

Marketing expense increased in the third quarter 2012 by $427,000, or 19%, compared to third quarter 2011 and due largely to our new advertising program to raise our corporate profile in 2012 as well as higher client development costs.

Professional services, which include fees paid for legal, accounting, and consulting services, decreased in the third quarter 2012 by $283,000, or 12%, compared to third quarter 2011, with reduced consultancy services driving the decline.

Third quarter 2012 net foreclosed property expenses, which include write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, taxes, and other expenses associated with the maintenance of OREO, increased $1.5 million, or 21%, compared to third quarter 2011. Valuation write-downs represented the largest portion of this expense and totaled $6.2 million in the current quarter compared to $1.2 million in the prior year quarter and was partially offset by a $3.9 million decline in net loss on sale of OREO in third quarter 2012 compared to third quarter 2011, indicating the continued volatility in this expense as we determine appropriate asset resolution strategies each period. Net foreclosed property expense may remain elevated and fluctuate as we actively resolve problem loans and liquidate the related collateral. At September 30, 2012, OREO totaled $97.8 million, representing 358 individual properties. The timing of dispositions will depend on a number of factors, including the pace and timing of the overall recovery of the economy, activity and pricing levels in the real estate market and real estate inventory coming into the market for sale. Please refer to the "Foreclosed Real Estate" discussion in the "Loan Portfolio and Credit Quality" section below for more information regarding our OREO portfolio and valuation process.

Insurance costs declined in third quarter 2012 by $2.0 million, or 38%, compared to third quarter 2011 and was primarily due to lower deposit insurance assessments as a result of improving credit quality, deposit growth and increased liquidity under the FDIC's risk-assessed balance sheet model for assessing deposit insurance.

Loan and collection expense, which consists of certain non-reimbursable costs associated with performing loan activities and loan remediation costs of problem loans, increased in third quarter 2012 by $398,000, or 14%, compared to third quarter 2011. The increase in loan and collection expense was due to higher costs associated with greater mortgage application volumes in connection with our performing loan activities, partially offset by lower costs associated with remediation of problem loans, as activity is decreasing in conjunction with the overall decrease in problem loans. Although loan remediation costs were down on a comparative basis, they are likely to remain elevated as we continue to address problem credits.

Our efficiency ratio was 61.0% for third quarter 2012 compared to 58.0% for the prior year quarter and was due to continued elevated foreclosed property expense and higher compensation expense in the current quarter.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Non-interest expense increased $19.8 million, or 9%, for the nine months ended September 30, 2012 compared to the prior year period. The increase was primarily due to higher compensation expense and net foreclosed property expense, offset by lower insurance expense.

Compensation expense increased overall by $13.7 million, or 12%, from the prior year period. Salary and wages expense were up $2.1 million, or 3%, largely due to annual compensation adjustments, as well as an increase of headcount since September 2011. Share-based costs increased $4.0 million, or 36%, primarily due to over seven months of expense recognized for stock-based awards issued in late February 2012 which, as discussed above, were larger in aggregate than the prior year due largely to the expansion of the annual incentive compensation deferral program in 2012. Also, the prior year period included a higher level of forfeitures on departed plan participants. Incentive compensation, retirement costs and other employee benefits were up by $7.6 million, or 21%, compared to the nine months ended September 30, 2011, principally due to higher incentive compensation expense accruals related to the Company’s performance against stated goals, and higher performance-based pay linked to fee-based revenues such as mortgage banking and capital markets, both of which had higher revenues for the 2012 year to date period than the prior year period as presented in Table 5.

Technology and related costs increased for the nine months ended September 30, 2012 by $1.8 million, or 21%, compared to the prior year period and was primarily due to investments in data networking to provide greater bandwidth and improve overall service levels, as well as higher volumes in transaction based data processing fees for client-based services (loans, deposits and wires).

Marketing expense increased $1.2 million, or 18%, for the nine months ended September 30, 2012 compared to the prior year period, due largely to our new advertising program to raise our corporate profile in 2012 as well as higher client development costs.

Professional services decreased $725,000, or 10%, for the nine months ended September 30, 2012 from the prior year period with lower corporate legal fees and reduced consultancy services driving the decline.

Net foreclosed property expenses increased $7.8 million, or 37%, compared to the prior year period. The increase in net foreclosed property expenses was primarily due to higher valuation write-downs which totaled $20.0 million for nine months ended September 30, 2012 compared to $11.4 million for the prior year period, and was largely associated with land parcels. Mitigating the impact of higher valuation write-downs was a decrease in the net loss on sales of OREO, which was $4.0 million for the nine months ended September 30, 2012 compared to $6.8 million for the nine months ended September 30, 2011. Net foreclosed property expense may remain elevated and fluctuate as we determine appropriate asset resolution strategies each period. Refer to the "Foreclosed Real Estate" discussion in the "Loan Portfolio and Credit Quality" section below for more information regarding our OREO portfolio and valuation process.

Insurance costs decreased $5.9 million, or 33%, for the nine months ended September 30, 2012 compared to the prior year period and was primarily due to lower deposit insurance assessments as a result of the change in FDIC insurance methodology that became effective in April 2011, including clarifying guidance provided in third quarter 2011 by the FDIC on certain elements in the model. The lower deposit insurance expense also reflected improved credit quality, deposit growth and improved liquidity under the new model. The new assessment regulations modified the assessment base from one based on domestic deposits to a risk-assessed balance sheet model.

Other expenses increased $2.6 million, or 31%, for the nine months ended September 30, 2012 compared to the prior year period largely due to a $933,000 provision for losses on unfunded commitments in the current year period compared with a $1.1 million reduction of the reserve for unfunded commitments in the prior year period.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. For the quarter ended September 30, 2012, we recorded an income tax provision of $15.0 million on pre-tax income of $38.0 million (equal to a 39.3% effective tax rate) compared to an income tax provision of $7.6 million on pre-tax income of $21.1 million for the quarter ended September 30, 2011 (equal to a 36.0% effective tax rate).

For the nine months ended September 30, 2012, income tax expense totaled $37.8 million on pre-tax income of $92.7 million (equal to a 40.8% effective tax rate) compared to an income tax provision of $16.2 million on pre-tax income of $49.7 million for the nine months ended September 30, 2011 (equal to a 32.6% effective tax rate).

The increase in our effective tax rate in the third quarter 2012 compared to the third quarter 2011 was primarily due to a (i) reduced impact from tax-exempt earnings in the current period, (ii) tax charges in the third quarter 2012 relating to vesting of equity awards and (iii) tax benefits recognized in third quarter 2011 relating to previously uncertain tax positions. On a sequential quarter basis, the third quarter effective tax rate of 39.3% declined from 43.0% in the second quarter 2012 primarily due to increased tax benefits associated with stock-based compensation.

For the nine months ended September 30, 2012, the higher effective tax rate compared to the same period a year ago is primarily due to the tax benefits included in the 2011 period attributable to the repricing of our deferred tax asset that resulted from the 2011 Illinois corporate tax rate change.

Net deferred tax assets totaled $94.3 million at September 30, 2012. We have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that the Company was not in a cumulative book loss position for financial statement purposes at September 30, 2012, measured on a trailing three-year basis. In addition, we considered the Company’s recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

At September 30, 2012, we had approximately $15 million of deferred tax assets that relate to equity compensation awards, including both unexercised stock options and unvested restricted shares. In both cases, the deferred tax assets may not be fully realized in future periods primarily due to stock price valuation. Currently, most of our stock options are "out of the money" with an exercise price above our current stock price. Depending in part on changes in our stock price, we could incur tax charges at the expiration date of the options or prior to that time if employees terminate and "out-of-the money" options expire, or in certain instances, when employees exercise options. In the case of restricted shares, the tax benefits will not be fully realized if the fair market value of the awards on the vesting/release date is less than the value of the awards on the grant date.

In such circumstances where there is a "shortfall" in tax benefits on the exercise, vesting or expiration of an equity award, such "shortfall" amounts are charged to stockholders’ equity if there is a sufficient level of "excess" tax benefits accumulated from prior years. For the nine months ended September 30, 2012, we charged $1.5 million of such shortfall tax benefits to income tax expense as a result of equity award transactions during the period. This resulted in an increase in the effective tax rate for the nine month period of approximately two percentage points and is currently expected to be the primary factor giving rise to an increase in the effective tax rate in the fourth quarter 2012 compared to the third quarter 2012. The amount of such "shortfall" charges in the fourth quarter of 2012 and in future periods is dependent on changes in our stock price as well as the impact of employee terminations, option exercise decisions and other factors.

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

Banking

The profitability of our Banking segment is dependent on net interest income, provision for loan losses, non-interest income and non-interest expense. The net income for the Banking segment for the quarter ended September 30, 2012 was $29.6 million, an increase of $10.2 million from net income of $19.4 million for the prior year period. The increase in net income resulted primarily from a $19.1 million decrease in the provision for loan and covered loan losses. Also contributing to the year-over-year net income change was an increase of $4.4 million in net interest income. Offsetting these improvements was an increase of $6.4 million in non-interest expense due primarily to higher compensation expense and continued elevated net foreclosed property expense, partially offset by reduced FDIC insurance expense.

Total loans for the Banking segment increased to $9.6 billion at September 30, 2012 compared to $9.0 billion at December 31, 2011. Total deposits increased from December 31, 2011 levels of $10.5 billion to $11.5 billion at September 30, 2012.

Trust and Investments

The Trust and Investments segment includes investment management, investment advisory, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm and wholly-owned subsidiary of the Bank, is included in our Trust and Investments segment.

Trust and Investments net income of $533,000 for third quarter 2012 increased from the prior year period of $248,000. As expected, we experienced a decline in both fee revenue and non-interest expense due to the previously disclosed departure of two relationship managers. AUMA was $5.0 billion as of September 30, 2012, compared to $4.3 billion as of December 31, 2011, and included the addition of $593.0 million in new custody assets as a result of expanded product offerings. Refer to the Trust and Investments revenue discussion within the "Non-interest Income" section above for further details regarding custody assets and impact on fee income.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in its bank subsidiary. Undistributed earnings relating to this investment are not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of share-based compensation and professional fees. The Holding Company Activities segment reported a net loss of $7.1 million for the quarter ended September 30, 2012, compared to a net loss of $6.2 million for the prior year period. The higher net loss in the third quarter 2012 as compared to the prior year period was primarily due to higher share-based costs of $700,000 and salaries and wages of $392,000, slightly offset by a decline in professional fees of $286,000.

At September 30, 2012, the Holding Company had $138.9 million in cash compared to $149.7 million at December 31, 2011. On October 24, 2012, the Company repurchased all of the $243.8 million of its Preferred Stock held by the Treasury plus $2.3 million in accrued and unpaid dividends using the proceeds from its October $75.0 million common equity offering and $125.0 million 7.125% fixed rate subordinated debenture offering, together with existing cash resources. After giving effect to both the offerings and Preferred Stock repurchase, including the dividend payment, the Holding Company had $84.5 million in cash at October 24, 2012. Effective in the fourth quarter 2012, the Holding Company's interest expense will increase as a result of the new debt service payments.

FINANCIAL CONDITION

Investment Portfolio Management

We manage our investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements and to adjust balance sheet interest rate sensitivity to attempt to serve as some protection of net interest income levels against the impact of changes in interest rates.

We may adjust the size and composition of our securities portfolio according to a number of factors, including expected liquidity needs, the current and forecasted interest rate environment, our actual and anticipated balance sheet growth rate, the relative value of various segments of the securities markets, and the broader economic and regulatory environment.

Investments are comprised of debt securities and non-marketable equity investments. Our debt securities portfolio is primarily comprised of residential mortgage-backed pools, collateralized mortgage obligations and state and municipal bonds.

Debt securities that are classified as available-for-sale are carried at fair value and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Unrealized gains and losses on available-for-sale securities represent the difference between the aggregated cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of equity in accumulated other comprehensive income ("AOCI"). This balance sheet component will fluctuate as current market interest rates and conditions change, with such changes affecting the aggregate fair value of the portfolio. In periods of significant market volatility we may experience significant changes in AOCI. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future accumulated other comprehensive income volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment. AOCI is not currently included in the calculation of regulatory capital but its inclusion is contemplated in the proposed changes in capital standards. Refer to "Proposed Changes to Regulatory Capital Rules" below for further information.

Debt securities that are classified as held-to-maturity are securities that we have the ability and intent to hold until maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts.

Non-marketable equity investments include Federal Home Loan Bank ("FHLB") stock and various other investments. At September 30, 2012, our investment in FHLB stock was $43.4 million, compared to $40.7 million at December 31, 2011. FHLB stock holdings are necessary to maintain FHLB advances and availability. In second quarter 2012, we purchased an additional

$3.1 million in FHLB stock in compliance with membership requirements. Also included in non-marketable equity investments are certain interests we have in investment funds that make qualifying investments for purposes of supporting our community reinvestment initiatives ("CRA investments") in accordance with the Community Reinvestment Act ("CRA"). Such investments had a carrying amount of $5.2 million at September 30, 2012.

We do not own any Freddie Mac or Fannie Mae preferred stock or subordinated debt obligations, bank trust preferred securities, or any sub-prime mortgage-backed securities.

Table 7
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of September 30, 2012			As of December 31, 2011
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$88,295	$87,071	3	$61,521	$60,590	3
U.S. Agency securities	—	—	—	10,034	10,014	1
Collateralized mortgage obligations	281,528	268,952	12	356,000	344,078	15
Residential mortgage-backed securities	962,334	908,428	40	1,189,213	1,140,555	51
State and municipal securities	217,859	204,548	9	166,197	154,080	7
Foreign sovereign debt	500	500	*	500	500	*
Total available-for-sale	1,550,516	1,469,499	64	1,783,465	1,709,817	77
Held-to-Maturity
Collateralized mortgage obligations	9,834	9,853	*	—	—	—
Residential mortgage-backed securities	757,375	731,882	32	493,159	490,072	21
Commercial mortgage-backed securities	43,522	42,709	2	—	—	—
State and municipal securities	488	486	*	71	71	*
Total held-to-maturity	811,219	784,930	34	493,230	490,143	21
Non-Marketable Equity Investments
FHLB stock	43,387	43,387	2	40,695	40,695	2
Other	5,590	5,590	*	2,909	2,909	*
Total non-marketable equity investments	48,977	48,977	2	43,604	43,604	2
Total securities	$2,410,712	$2,303,406	100	$2,320,299	$2,243,564	100

*	Less than 1%

As of September 30, 2012, our securities portfolio totaled $2.4 billion, an increase from $2.3 billion at December 31, 2011. During the third quarter 2012, purchases of securities totaled $138.4 million, including $20.5 million in the available-for-sale portfolio, $116.3 million in the held-to-maturity portfolio and $1.6 million in nonmarketable equity securities. Since year end 2011, purchases of securities totaled $444.4 million with $91.5 million in the available-for-sale portfolio, $347.6 million in the held-to-maturity portfolio and the remaining $5.3 million in nonmarketable equity securities. The current year purchases in the investment portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential mortgage-backed securities, as well as purchases of commercial agency guaranteed mortgage-backed securities and state and municipal securities.

In conjunction with ongoing portfolio management and rebalancing activities, during the third quarter 2012 we sold $572,000 in tax-exempt municipal securities, resulting in a gain of $58,000. Additionally we recognized $269,000 in losses on CRA investments during the quarter ended September 30, 2012. During the nine months ended September 30, 2012, we sold $1.3 million in tax-exempt municipal securities, resulting in a gain of $124,000. In addition, we recognized $520,000 in losses on CRA investments and other non-marketable securities during the nine months ended September 30, 2012.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprise 85% of the total portfolio at September 30, 2012. All of the mortgage securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All mortgage securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 9% of the total portfolio at September 30, 2012. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit strength when evaluating a purchase or sale decision.

At September 30, 2012, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $49.4 million, increasing approximately 10% compared to December 31, 2011.

The following table presents the maturities of the different types of investments that we owned at September 30, 2012, and the corresponding interest rates.
Table 8
Repricing Distribution and Portfolio Yields
(Dollars in thousands)

	As of September 30, 2012
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$—	—	$87,071	0.95%	$—	—	$—	—
Collateralized mortgage obligations (1)	68,956	3.19%	161,031	3.30%	37,018	3.13%	1,947	3.31%
Residential mortgage-backed securities (1)	265,820	3.20%	502,110	3.19%	127,343	3.20%	13,155	3.23%
State and municipal securities (2)	6,485	5.57%	80,063	5.01%	116,755	3.69%	1,245	6.71%
Foreign sovereign debt	—	—	500	1.51%	—	—	—	—
Total available-for-sale	341,261	3.24%	830,775	3.15%	281,116	3.40%	16,347	3.51%
Held-to-Maturity
Collateralized mortgage obligations (1)	1,433	1.29%	6,872	1.29%	1,548	1.29%	—	—
Residential mortgage-backed securities (1)	145,282	1.86%	455,906	1.85%	114,564	1.85%	16,130	1.89%
Commercial mortgage-backed securities (1)	907	1.52%	9,170	1.52%	32,632	2.03%	—	—
State and municipal securities (2)	23	2.95%	368	3.69%	95	4.73%	—	—
Total held-to-maturity	147,645	1.85%	472,316	1.83%	148,839	1.89%	16,130	1.89%
Non-Marketable Equity Investments
FHLB stock (3)	43,387	1.14%	—	—	—	—	—	—
Other	5,590	n/a	—	—	—	—	—	—
Total non-marketable equity investments	48,977	1.01%	—	—	—	—	—	—
Total securities	$537,883	2.66%	$1,303,091	2.67%	$429,955	2.87%	$32,477	2.70%

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

LOAN PORTFOLIO AND CREDIT QUALITY (excluding covered assets)

Portfolio Composition

The following discussion of our loan portfolio and credit quality excludes covered assets. Covered assets represent assets acquired through an FDIC-assisted transaction that are subject to a loss share agreement and are presented separately on the Consolidated Statements of Financial Condition. For additional discussion of covered assets, refer to Note 6 of "Notes to Consolidated Financial Statements" and the "Covered Assets" section presented later in "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Total loans increased $616.9 million to $9.6 billion as of September 30, 2012 from $9.0 billion at December 31, 2011 driven by growth in the commercial loan portfolio, which increased $780.5 million from year end 2011. During the first nine months of 2012, we funded approximately $1.1 billion of loans to new clients while revolving line usage remained flat at 44%. This growth was somewhat offset by our problem loan disposition activities and client departures. In addition, we continued our previously stated strategy of intentionally exiting certain non-strategic client relationships. As a result of the current year loan growth, commercial loans (including commercial owner-occupied CRE loans) increased as a proportion of total loans to 63% at September 30, 2012 from 59% at December 31, 2011.

The following table presents the composition of our loan portfolio at the dates shown.
Table 9
Loan Portfolio
(Dollars in thousands)

	September 30, 2012	% of Total	December 31, 2011	% of Total	% Change in Balances
Commercial and industrial	$4,666,375	48	$4,192,842	46	11
Commercial – owner-occupied CRE	1,437,935	15	1,130,932	13	27
Total commercial	6,104,310	63	5,323,774	59	15
Commercial real estate	2,069,423	21	2,233,851	25	-7
Commercial real estate – multi-family	544,775	6	452,595	5	20
Total commercial real estate	2,614,198	27	2,686,446	30	-3
Construction	162,724	2	287,002	3	-43
Total commercial real estate and construction	2,776,922	29	2,973,448	33	-7
Residential real estate	360,094	4	297,229	3	21
Home equity	170,068	2	181,158	2	-6
Personal	214,027	2	232,952	3	-8
Total loans	$9,625,421	100	$9,008,561	100	7

Table 10
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Manufacturing	$1,361,831	22	$1,257,973	24
Healthcare	1,346,520	22	1,218,205	23
Wholesale trade	641,077	10	482,386	9
Finance and insurance	489,261	8	454,830	8
Real estate, rental and leasing	349,763	6	342,860	6
Professional, scientific and technical services	408,461	7	350,677	7
Administrative, support, waste management and remediation services	411,977	7	321,912	6
Architecture, engineering and construction	262,524	4	195,875	4
All other (1)	832,896	14	699,056	13
Total commercial (2)	$6,104,310	100	$5,323,774	100

(1)	All other consists of numerous smaller balances across a variety of other industries.

(2)	Includes loans secured by owner-occupied commercial real estate of $1.4 billion at September 30, 2012 and $1.1 billion at December 31, 2011.

Within our commercial lending business, we have a specialized niche in the "assisted living," "skilled nursing," and residential care segment of the healthcare industry. At September 30, 2012, 22% of the commercial loan portfolio had been extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. These loans tend to be larger extensions of credit and are primarily to for-profit businesses. A significant source of repayment for loans in this portfolio is reimbursements from Federal and state agencies which from time to time delay and/or change reimbursement payments to our borrowers. To date, this portfolio segment has experienced minimal defaults and losses.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at September 30, 2012 and December 31, 2011.
Table 11
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	September 30, 2012				December 31, 2011
	Amount Outstanding	% of Total	Amount Non- performing	% Non- performing (1)	Amount Outstanding	% of Total	Amount Non- performing	% Non- performing (1)
Commercial Real Estate
Land	$244,306	9	$19,664	8	$230,579	9	$14,702	6
Residential 1-4 family	58,410	2	12,523	21	105,919	4	24,306	23
Multi-family	544,775	21	8,619	2	452,595	17	4,102	1
Industrial/warehouse	317,593	12	10,390	3	350,282	13	11,788	3
Office	564,724	22	7,056	1	585,183	22	21,137	4
Retail	424,683	16	24,467	6	431,200	16	32,590	8
Healthcare	164,974	6	—	—	144,529	5	—	—
Mixed use/other	294,733	12	5,338	2	386,159	14	24,632	6
Total commercial real estate	$2,614,198	100	$88,057	3	$2,686,446	100	$133,257	5

Construction
Land	$54,534	34	$—	—	$23,422	8	$369	2
Residential 1-4 family	9,865	6	—	—	21,906	8	3,073	14
Multi-family	13,362	8	—	—	64,892	23	—	—
Industrial/warehouse	3,194	2	—	—	15,216	5	—	—
Office	34,957	21	402	1	43,403	15	336	1
Retail	19,737	12	—	—	61,469	21	12,490	20
Mixed use/other	27,075	17	155	1	56,694	20	5,611	10
Total construction	$162,724	100	$557	*	$287,002	100	$21,879	8

(1)	Calculated as nonperforming loans in the respective collateral type divided by total loans of the corresponding collateral type presented above.

*	Less than 1%.

The collateral underlying our commercial real estate portfolio is principally located in and around our core markets and is significantly concentrated in the Chicago metropolitan area.

Of the combined commercial real estate and construction portfolios, the single largest category at September 30, 2012 was office real estate, which represented 22% of the combined portfolios. Our total exposure to land loans in the combined portfolios totaled $298.8 million at September 30, 2012 and $254.0 million at December 31, 2011. Land remains an illiquid asset class as buyers and sellers may hold divergent future development outlooks for the land, therefore affecting salability and market prices. We manage our exposure to land at a level management believes is appropriate as a portion of the overall real estate portfolio. As a percentage of the total commercial real estate and construction portfolios, land loans were 11% at September 30, 2012 and 9% at December 31, 2011.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of September 30, 2012, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.
Table 12
Maturities and Sensitivities of Loans to Changes in Interest Rates
(Amounts in thousands)

	As of September 30, 2012
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$1,616,614	$4,409,334	$78,362	$6,104,310
Commercial real estate	1,129,853	1,409,752	74,593	2,614,198
Construction	43,330	116,590	2,804	162,724
Residential real estate	19,470	25,884	314,740	360,094
Home equity	48,301	61,828	59,939	170,068
Personal	137,420	75,039	1,568	214,027
Total	$2,994,988	$6,098,427	$532,006	$9,625,421
Loans maturing after one year:
Predetermined (fixed) interest rates		$355,237	$97,872
Floating interest rates		5,743,190	434,134
Total		$6,098,427	$532,006

Of the $6.2 billion in loans maturing after one year with a floating interest rate, $1.3 billion are subject to interest rate floors, of which $1.2 billion have such floors in effect at September 30, 2012.

Delinquent Loans, Special Mention and Potential Problem Loans and Nonperforming Assets

Loans are reported delinquent if the required principal and interest payments have not been received within 30 days of the date such payments are due. Delinquency can be driven by either failure of the borrower to make payments within the term of the loan or failure to make the final payment at maturity. The majority of our loans are not fully amortizing over the term. As a result, a sizeable final repayment is often required at maturity. If a borrower lacks refinancing options or the ability to pay, the loan may become delinquent in connection with its maturity. Table 13 provides information on current, delinquent and nonaccrual loans by product type. Of total commercial, commercial real estate, and construction loans outstanding at September 30, 2012, $727.0 million are scheduled to mature in the fourth quarter of 2012, 95% of which were performing.

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

Special mention and potential problem loans as of September 30, 2012 and December 31, 2011 are presented in Tables 14 and 19.

Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure proceedings and are awaiting disposition and are presented in Table 14. Nonperforming loans consist of nonaccrual loans, including restructured loans that remain on nonaccrual. We specifically exclude certain restructured loans that accrue interest from our definition of nonperforming loans if the borrower has demonstrated the ability to meet the new terms of the restructuring as evidenced by a minimum of at least six months of performance in compliance with the restructured terms or if the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. All loans are placed on nonaccrual status when principal or interest payments become 90 days past due or earlier if management deems the collectibility of the principal or interest to be in question rather than waiting until the loans become 90 days past due. When interest accruals are discontinued, accrued but uncollected interest is reversed, reducing interest income. Subsequent receipts on nonaccrual loans are recorded in the financial statements as a reduction of principal, and interest income is only recorded on a cash basis if the remaining recorded investment after charge-offs is deemed fully collectible. Classification of a loan as nonaccrual does not necessarily preclude the ultimate collection of loan principal and/or interest. Nonperforming loans are presented in Tables 14, 15, 16, and 19.

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

As part of our restructuring strategies, we may utilize a multiple note structure as a workout alternative for certain loans. The multiple note structure typically bifurcates a troubled loan into two separate notes, where the first note is reasonably assured of repayment and performance according to the modified terms, and the second note of the troubled loan that is not reasonably assured of repayment is charged-off.

Aside from the decision to restructure a loan, thereby increasing our outstanding TDRs, changes in the level of TDRs from period to period may be impacted by both favorable and unfavorable developments associated with the respective TDR. Favorable developments include payoffs at par, paydowns of principal earlier than expected and regular amortizing payments. In addition, certain TDRs may be subsequently re-underwritten as pass-rated credits, which is evidence that the borrower would no longer be considered "troubled" and, accordingly, the TDR classification is removed. Unfavorable developments include performance deterioration in the borrower’s operations, which can cause the loan’s classification to be changed to nonperforming and removed from the accruing TDR portfolio.

Nonperforming loans totaled $179.9 million at September 30, 2012, down 31% from $259.9 million at December 31, 2011. Nonperforming loan inflows, which is primarily composed of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status), showed a downward trend throughout 2012, totaling $38.9 million during the third quarter 2012, compared to $57.7 million for the second quarter 2012 and $69.6 million for the first quarter 2012. Inflows to nonperforming loans were more than offset by problem loan resolutions (paydowns, payoffs and return to accruing status), dispositions, charge-offs, and transfers to OREO and loans held for sale during the quarter. As shown in Table 16 which provides the nonperforming loan stratification by size, seven nonperforming loans in excess of $5.0 million comprised half of our total nonperforming loans at September 30, 2012. Commercial real estate and construction loans were 49% of our total nonperforming loans at September 30, 2012, reflecting the continuing stress in the sector.

Total nonperforming assets declined 28% to $277.7 million at September 30, 2012 from $385.6 million at December 31, 2011, and $319.2 million at June 30, 2012, reflecting progress in improving the overall asset quality of the portfolio and reducing problem assets. Nonperforming assets were 2.09% of total assets at September 30, 2012, compared to 3.11% at December 31, 2011 and 2.47% at June 30, 2012. During the first nine months of 2012, total nonperforming loans declined by $80.0 million, or 31%, primarily due to problem loan resolutions, disposition activity, charge-offs, and transfers of nonperforming loans to loans held for sale and OREO. OREO decreased $27.9 million, or 22%, from December 31, 2011, due to sales of OREO with a net book value of $34.7 million and $20.0 million of valuation adjustments. OREO is likely to remain elevated as nonperforming commercial real estate loans continue to move through the collection process. Refer to "Foreclosed Real Estate" below for further discussion on OREO.

During 2012, we have used a variety of resolution strategies, including asset sales, which reduced special mention, potential problem loan and nonperforming assets from 2011 year end. Disposition activity during the nine months ended September 30, 2012 included the sale of $162.9 million in problem assets, including $117.4 million in nonperforming loans, $10.8 million in early stage problem loans, and $34.7 million in OREO at an incremental charge of 7% based on the carrying value net of specific reserves at the time of disposition. Our asset management activities have led to declines in problem loans (which include special mention, potential problem loans and nonperforming loans) of 38% from $641.9 million at December 31, 2011 to $397.5 million at September 30, 2012.

We have been generally consistent in our principal approach to disposing distressed assets, typically utilizing direct sales to end-users or other parties interested in particular assets. We source dispositions opportunistically, limiting the use of brokered or pooled transactions. Our expectation is that dispositions will remain at meaningful levels in the near term as we continue to assess the market seeking to maximize liquidation proceeds of the individual assets sold. We will also continue to use various other strategies mentioned above, including restructuring, that are consistent with our goal of maximizing economic recovery on the asset.

Accruing TDRs totaled $58.4 million at September 30, 2012, decreasing $42.5 million from $100.9 million at December 31, 2011. As presented in the accruing TDR rollforward at Table 17, new accruing TDRs during the first nine months of 2012 were offset in part by paydowns and payoffs, and $23.0 million in loans that were previous classified as accruing TDRs that were subsequently re-underwritten as pass-rated credits and removed from the TDR portfolio. The primarily reason for the decline, however, was due to accruing TDRs moving to a nonperforming loan status. Of the $51.5 million in new accruing TDRs during the first nine months of 2012, 66% were commercial loans restructured to extend the maturity date and related to six borrowers. Of the $47.8 million accruing TDRs moving to nonperforming status, $17.0 million were restructured in the prior twelve months, of which $16.5 million related to single borrower.

Because our loan portfolio contains loans that may be larger in size in order to accommodate the financing needs of some of our borrowers, the movement of one or more of these loans to a different performance classification can create volatility in our credit quality metrics, including accruing TDR loans as discussed above.

As problem loan indicators and problem asset resolution continue to trend positively, we expect further improvement in the credit quality of the portfolio. However, because many of our potential problem loans are commercial real estate-related, still a highly-stressed loan sector, and because the potential problem loan population contains some larger-sized credits, our total nonperforming loans and nonperforming inflows may fluctuate over the next several quarters as we continue to execute remediation plans and work through the credit cycle. In addition, credit quality trends may also be impacted by the uncertainty in global economic conditions and market turmoil that could disrupt workout plans, adversely affect clients, or negatively impact collateral valuations. Nonperforming asset levels and levels of restructured loans could fluctuate depending on the mix and timing of dispositions or other remediation actions. Our efforts to continue to dispose of nonperforming assets and problem loans in future quarters may be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, activity levels in the real estate market and real estate inventory coming into the market for sale. OREO is likely to remain elevated as nonperforming commercial real estate loans continue to move through the collection process.

The following table breaks down our loan portfolio at September 30, 2012 between performing, delinquent and nonaccrual status.
Table 13
Delinquency Analysis
(Dollars in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Nonaccrual	Total Loans
As of September 30, 2012
Loan Balances:
Commercial	$6,035,858	$6,141	$1,129	$—	$61,182	$6,104,310
Commercial real estate	2,517,321	5,232	3,588	—	88,057	2,614,198
Construction	162,167	—	—	—	557	162,724
Residential real estate	346,697	240	655	—	12,502	360,094
Personal and home equity	362,857	2,072	1,569	—	17,597	384,095
Total loans	$9,424,900	$13,685	$6,941	$—	$179,895	$9,625,421
% of Loan Balance:
Commercial	98.88%	0.10%	0.02%	—	1.00%	100.00%
Commercial real estate	96.29%	0.20%	0.14%	—	3.37%	100.00%
Construction	99.66%	—	—	—	0.34%	100.00%
Residential real estate	96.28%	0.07%	0.18%	—	3.47%	100.00%
Personal and home equity	94.47%	0.54%	0.41%	—	4.58%	100.00%
Total loans	97.92%	0.14%	0.07%	—	1.87%	100.00%
As of December 31, 2011
Loan Balances:
Commercial	$5,250,875	$6,018	$923	$—	$65,958	$5,323,774
Commercial real estate	2,539,889	3,523	9,777	—	133,257	2,686,446
Construction	262,742	—	2,381	—	21,879	287,002
Residential real estate	278,195	3,800	645	—	14,589	297,229
Personal and home equity	388,686	446	809	—	24,169	414,110
Total loans	$8,720,387	$13,787	$14,535	$—	$259,852	$9,008,561
% of Loan Balance:
Commercial	98.63%	0.11%	0.02%	—	1.24%	100.00%
Commercial real estate	94.55%	0.13%	0.36%	—	4.96%	100.00%
Construction	91.55%	—	0.83%	—	7.62%	100.00%
Residential real estate	93.59%	1.28%	0.22%	—	4.91%	100.00%
Personal and home equity	93.85%	0.11%	0.20%	—	5.84%	100.00%
Total loans	96.81%	0.15%	0.16%	—	2.88%	100.00%

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, special mention, potential problem and past due loans for the past five periods.
Table 14
Nonperforming Assets, Restructured, Special Mention, Potential Problem and Past Due Loans
(Dollars in thousands)

	2012			2011
	September 30	June 30	March 31	December 31	September 30
Nonaccrual loans:
Commercial	$61,182	$59,841	$40,186	$65,958	$61,399
Commercial real estate	88,057	119,444	159,255	133,257	168,078
Construction	557	555	2,781	21,879	29,997
Residential real estate	12,502	11,028	12,069	14,589	18,007
Personal and home equity	17,597	18,471	18,931	24,169	27,266
Total nonaccrual loans	179,895	209,339	233,222	259,852	304,747
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	179,895	209,339	233,222	259,852	304,747
OREO	97,833	109,836	123,498	125,729	116,364
Total nonperforming assets	$277,728	$319,175	$356,720	$385,581	$421,111

Restructured loans accruing interest:
Commercial	$44,321	$82,218	$82,669	$42,569	$44,933
Commercial real estate	11,946	12,977	37,557	41,348	46,303
Construction	—	—	—	—	—
Residential real estate	670	874	1,115	3,238	1,063
Personal and home equity	1,494	1,621	15,180	13,754	14,031
Total restructured loans accruing interest	$58,431	$97,690	$136,521	$100,909	$106,330

Special mention loans	$104,706	$108,052	$143,790	$204,965	$218,561
Potential problem loans	$112,929	$164,077	$184,029	$177,095	$277,125
30-89 days past due loans	$20,626	$13,184	$24,020	$28,322	$23,320
Nonperforming loans to total loans (excluding covered assets)	1.87%	2.22%	2.53%	2.88%	3.51%
Nonperforming loans to total assets	1.35%	1.62%	1.85%	2.09%	2.54%
Nonperforming assets to total assets	2.09%	2.47%	2.83%	3.11%	3.50%
Allowance for loan losses as a percent of nonperforming loans	93%	83%	79%	74%	66%

The following table present changes in our nonperforming loans for the past five periods.
Table 15
Nonperforming Loans Rollforward
(Amounts in thousands)

	Quarters Ended
	2012			2011
	September 30	June 30	March 31	December 31	September 30
Balance at beginning of period	$209,339	$233,222	$259,852	$304,747	$330,448
Additions:
New nonaccrual loans (1)	38,948	57,717	69,581	67,512	68,298
Reductions:
Return to performing status	(236)	(1,953)	(14,291)	(2,072)	(1,608)
Paydowns and payoffs, net of advances	(11,094)	(9,961)	(4,806)	(8,950)	(13,166)
Net sales	(21,351)	(25,954)	(27,479)	(27,178)	(20,432)
Transfer to OREO	(3,250)	(9,968)	(13,513)	(33,695)	(24,373)
Transfer to loans held for sale	(9,200)	—	—	—	—
Charge-offs, net	(23,261)	(33,764)	(36,122)	(40,512)	(34,420)
Total reductions	(68,392)	(81,600)	(96,211)	(112,407)	(93,999)
Balance at end of period	$179,895	$209,339	$233,222	$259,852	$304,747

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

The following table presents the stratification of our nonperforming loans as of September 30, 2012 and December 31, 2011.
Table 16
Nonperforming Loans Stratification
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of September 30, 2012
Amount:
Commercial	$45,603	$—	$7,535	$3,107	$4,937	$61,182
Commercial real estate	31,426	12,528	7,371	19,549	17,183	88,057
Construction	—	—	—	—	557	557
Residential real estate	—	—	4,789	—	7,713	12,502
Personal and home equity	—	—	3,848	—	13,749	17,597
Total nonperforming loans	$77,029	$12,528	$23,543	$22,656	$44,139	$179,895
Number of Borrowers:
Commercial	3	—	2	2	29	36
Commercial real estate	2	2	2	9	35	50
Construction	—	—	—	—	2	2
Residential real estate	—	—	1	—	28	29
Personal and home equity	—	—	1	—	46	47
Total	5	2	6	11	140	164

Nonperforming Loans Stratification (Continued)
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2011
Amount:
Commercial	$30,226	$16,820	$3,448	$3,434	$12,030	$65,958
Commercial real estate	56,969	10,257	15,740	21,549	28,742	133,257
Construction	12,490	—	4,760	1,547	3,082	21,879
Residential real estate	—	—	4,789	2,473	7,327	14,589
Personal and home equity	—	7,108	—	3,795	13,266	24,169
Total nonperforming loans	$99,685	$34,185	$28,737	$32,798	$64,447	$259,852
Number of Borrowers:
Commercial	2	2	1	2	39	46
Commercial real estate	4	2	4	10	56	76
Construction	1	—	1	1	5	8
Residential real estate	—	—	1	1	19	21
Personal and home equity	—	1	—	2	37	40
Total	7	5	7	16	156	191

The following table present changes in our restructured loans accruing interest for the past five periods.
Table 17
Restructured Loans Accruing Interest Rollforward
(Amounts in thousands)

	Quarters Ended
	2012				2011
	September 30		June 30	March 31	December 31	September 30
Balance at beginning of period	$97,690		$136,521	$100,909	$106,330	$124,614
Additions:
New restructured loans accruing interest (1)	2,001		1,864	47,673	8,803	8,592
Restructured loans returned to accruing status	—		157	—	1,099	1,029
Reductions:
Paydowns and payoffs, net of advances	(3,935)		(14,593)	(4,661)	(3,334)	(20,545)
Transferred to nonperforming loans	(15,464)	(2)	(25,688)	(6,665)	(5,735)	(4,716)
Net sales	—		(170)	—	—	(2,260)
Removal of restructured loan status (3)	(21,861)		(401)	(735)	(6,254)	(340)
Charge-offs, net	—		—	—	—	(44)
Balance at end of period	$58,431		$97,690	$136,521	$100,909	$106,330

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new restructured loans accruing interest.

(2)	This amount includes three TDRs totaling $421,000 that were restructured within the past twelve months, while the remaining balance pertains to TDRs that were restructured prior to that time period.

(3)	Represents loans that were previously classified as an accruing TDR and subsequently re-underwritten as a pass-rated credit. Per our TDR policy, the TDR classification is removed.

The following table presents the stratification of our restructured loans accruing interest as of September 30, 2012 and December 31, 2011.
Table 18
Restructured Loans Accruing Interest Stratification
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of September 30, 2012
Amount:
Commercial	$24,992	$14,700	$—	$—	$4,629	$44,321
Commercial real estate	—	5,136	—	4,169	2,641	11,946
Residential real estate	—	—	—	—	670	670
Personal and home equity	—	—	—	—	1,494	1,494
Total restructured loans accruing interest	$24,992	$19,836	$—	$4,169	$9,434	$58,431
Number of Borrowers:
Commercial	2	2	—	—	5	9
Commercial real estate	—	1	—	2	6	9
Residential real estate	—	—	—	—	2	2
Personal and home equity	—	—	—	—	1	1
Total	2	3	—	2	14	21
As of December 31, 2011
Amount:
Commercial	$15,279	$19,065	$4,331	$—	$3,894	$42,569
Commercial real estate	21,273	10,364	—	4,944	4,767	41,348
Residential real estate	—	—	—	2,213	1,025	3,238
Personal and home equity	12,691	—	—	—	1,063	13,754
Total restructured loans accruing interest	$49,243	$29,429	$4,331	$7,157	$10,749	$100,909
Number of Borrowers:
Commercial	1	3	1	—	10	15
Commercial real estate	1	2	—	2	10	15
Residential real estate	—	—	—	1	2	3
Personal and home equity	1	—	—	—	2	3
Total	3	5	1	3	24	36

The following table presents the credit quality of our loan portfolio as of September 30, 2012 and December 31, 2011, segmented by our transformational and legacy portfolios. We have reduced the level of problem loans, with an overall reduction of 38% from December 31, 2011 with substantial declines in both the legacy and transformational portfolios. Legacy loans, which represent 16% of our total loan portfolio and 47% of nonperforming loans at September 30, 2012, decreased by $469.0 million, or 23%, from December 31, 2011.

Table 19
Credit Quality
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of September 30, 2012
Transformational
Commercial	$38,369	0.7	$37,792	0.7	$52,845	0.9	$5,669,595
Commercial real estate	33,333	1.9	1,250	0.1	40,072	2.3	1,768,955
Construction	—	—	—	—	—	—	159,696
Residential real estate	—	—	4,323	2.0	1,439	0.7	220,066
Home equity	—	—	1,528	2.2	794	1.1	69,700
Personal	—	—	49	*	600	0.4	162,658
Total transformational	$71,702	0.9	$44,942	0.6	$95,750	1.2	$8,050,670
Legacy
Commercial	$17,078	3.9	$4,950	1.1	$8,337	1.9	$434,715
Commercial real estate	13,241	1.6	45,901	5.4	47,985	5.7	845,243
Construction	—	—	—	—	557	18.4	3,028
Residential real estate	2,371	1.7	13,018	9.3	11,063	7.9	140,028
Home equity	312	0.3	3,836	3.8	11,614	11.6	100,368
Personal	2	*	282	0.5	4,589	8.9	51,369
Total legacy	$33,004	2.1	$67,987	4.3	$84,145	5.3	$1,574,751
Total	$104,706	1.1	$112,929	1.2	$179,895	1.9	$9,625,421

As of December 31, 2011
Transformational
Commercial	$41,995	0.9	$66,279	1.4	$49,220	1.0	$4,889,734
Commercial real estate	59,031	3.8	1,769	0.1	49,031	3.2	1,549,862
Construction	7,272	3.6	9,283	4.6	12,489	6.2	201,879
Residential real estate	4,490	3.5	5,450	4.2	2,844	2.2	129,161
Home equity	—	—	381	0.7	78	0.1	54,530
Personal	—	—	866	0.6	330	0.2	139,643
Total transformational	$112,788	1.6	$84,028	1.2	$113,992	1.6	$6,964,809
Legacy
Commercial	$12,331	2.8	$13,049	3.0	$16,738	3.9	$434,040
Commercial real estate	73,884	6.5	60,424	5.3	84,226	7.4	1,136,584
Construction	—	—	—	—	9,390	11.0	85,123
Residential real estate	4,854	2.9	12,481	7.4	11,745	7.0	168,068
Home equity	758	0.6	6,003	4.7	11,525	9.1	126,628
Personal	350	0.4	1,110	1.2	12,236	13.1	93,309
Total legacy	$92,177	4.5	$93,067	4.6	$145,860	7.1	$2,043,752
Total	$204,965	2.3	$177,095	2.0	$259,852	2.9	$9,008,561

*	Less than 0.1%

Foreclosed real estate

OREO is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. The decision to foreclose on real property collateral is based on a number of factors, including but not limited to: our determination of the probable success of further collection from the borrower, location of the property, borrower attention to the property’s maintenance and condition and other factors unique to the situation and asset. In all cases, the decision to foreclose represents management’s judgment that ownership of the property will likely result in the best repayment and collection potential on the nonperforming exposure. Updated appraisals on OREO are typically obtained every twelve months and evaluated internally at least every six months. In addition, both property-specific and market-specific factors as well as collateral-type factors are taken into consideration, which may result in obtaining more frequent appraisal updates or internal assessments.

OREO totaled $97.8 million at September 30, 2012, down 22% from $125.7 million at December 31, 2011, with inflows into OREO more than offset by sales and a higher level of valuation adjustments during the nine month period. For the third quarter 2012, valuation adjustments on OREO were $6.2 million, up $5.1 million from the prior year quarter, and with $2.0 million as a result of lower values related to land parcels and other non-income producing property. At September 30, 2012, OREO land parcels, currently a fairly illiquid asset class, consisted of 244 properties and represented the largest portion of OREO at 41%, with more than half of this OREO located in Illinois. Office/industrial properties, the next largest OREO asset class, consisted of 42 properties which represented 34% of the total OREO. Single-family homes represented 7% of total OREO and consisted of 53 properties.

During the third quarter 2012, we sold OREO primarily consisting of single family homes, retail properties, office/industrial properties, and land parcels with a net book value of $9.0 million at a loss of $1.0 million, or 11% of the net book value. Given current economic conditions and the difficult real estate market, the time required to sell these properties in an orderly fashion has increased. OREO is likely to remain elevated as nonperforming commercial real estate loans continue to move through the collection process. Losses as a percent of net book value on sales of OREO property may fluctuate or increase in future quarters if we choose to strategically target individual or larger group dispositions of properties based on individual property characteristics and relevant market factors as part of our overall strategy of maximizing recovery value from OREO.

Table 20 presents a rollforward of OREO for the quarters and nine months ended September 30, 2012 and 2011. Table 21 presents the composition of OREO properties at September 30, 2012 and December 31, 2011, and Table 22 presents OREO property by geographic location at September 30, 2012 and December 31, 2011.

Table 20
OREO Rollforward
(Amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$109,836	$123,997	$125,729	$88,728
New foreclosed properties	3,250	24,373	26,731	97,701
Valuation adjustments	(6,245)	(1,175)	(19,974)	(11,420)
Disposals:
Sale proceeds	(8,041)	(25,921)	(30,636)	(51,813)
Net loss on sale	(967)	(4,910)	(4,017)	(6,832)
Balance at end of period	$97,833	$116,364	$97,833	$116,364

Table 21
OREO Properties by Type
(Dollars in thousands)

	September 30, 2012			December 31, 2011
	Number of Properties	Amount	% of Total	Number of Properties	Amount	% of Total
Single-family homes	53	$6,636	7	70	$17,602	14
Land parcels	244	40,443	41	262	51,465	41
Multi-family	11	8,960	9	15	12,591	10
Office/industrial	42	33,044	34	44	37,019	29
Retail	8	8,750	9	9	7,052	6
Total OREO properties	358	$97,833	100	400	$125,729	100

Table 22
OREO Property Type by Location
(Dollars in thousands)

	Illinois	Georgia	Michigan	South Eastern(1)	Mid Western(2)	Other	Total
As of September 30, 2012
Single-family homes	$6,249	$—	$—	$—	$146	$241	$6,636
Land parcels	22,997	2,830	1,757	7,820	5,039	—	40,443
Multi-family	1,835	—	—	—	193	6,932	8,960
Office/industrial	19,755	598	839	2,852	7,321	1,679	33,044
Retail	7,273	1,477	—	—	—	—	8,750
Total OREO properties	$58,109	$4,905	$2,596	$10,672	$12,699	$8,852	$97,833
% of Total	59%	5%	3%	11%	13%	9%	100%

As of December 31, 2011
Single-family homes	$14,013	$385	$1,718	$—	$608	$878	$17,602
Land parcels	29,370	2,898	3,171	9,568	6,458	—	51,465
Multi-family	3,327	—	—	—	—	9,264	12,591
Office/industrial	18,430	1,656	548	3,762	9,228	3,395	37,019
Retail	4,501	1,615	936	—	—	—	7,052
Total OREO properties	$69,641	$6,554	$6,373	$13,330	$16,294	$13,537	$125,729
% of Total	55%	5%	5%	11%	13%	11%	100%

(1)	Represents the southeastern states of Arkansas and Florida.

(2)	Represents the midwestern states of Kansas, Missouri, Wisconsin, Indiana and Ohio.

Credit Quality Management and Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. The allowance is not a prediction of our actual credit losses going forward. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships that are considered to be impaired (the "specific component" of the allowance), as well as probable losses inherent in the loan portfolio that are not specifically identified (the "general allocated component" of the allowance), which is determined using a methodology that is a function of quantitative and qualitative factors and management judgment applied to defined segments of our loan portfolio.

The specific component of the allowance relates to impaired loans. Impaired loans consist of nonaccrual loans (which include nonaccrual TDRs) and loans classified as accruing TDRs. A loan is considered nonaccrual when, based on current information and events, management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement. All loans that are over 90 days past due in principal or interest are by definition considered "impaired" and placed on nonaccrual status. Management may also place some loans on nonaccrual status before they are 90 days past due if they meet the above definition of "impaired." Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value, the fair value of the underlying collateral less selling costs if the loan is collateral-dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans exceeding $500,000 are evaluated individually while smaller loans are evaluated as pools using historical loss experience as well as management’s loss expectations for the respective asset class and product type. If the estimated fair value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific reserve as a component of the allowance for loan losses. The recognition of any reserve required on new impaired loans is recorded in the same quarter in which the transfer of the loan to nonaccrual status occurred. All impaired loans are reviewed quarterly for any changes that would affect the specific reserve. Any impaired loan in which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination has been made.

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

As of September 30, 2012, the average appraisal age used in the impaired loan valuation process was 175 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at September 30, 2012 due to the timing of the receipt of the appraisal is not material. In situations such as this, we establish a probable impairment reserve for the account based on our experience in the related asset class and type.

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. The methodology takes into account at a product level the originating line of business (transformational or legacy), year of origination, the risk-rating migration of the loans, and historical default and loss history of similar products. Using this information, the methodology produces a range of possible reserve amounts by product type. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model as well as market and economic data and management judgment. We consider relevant factors related to individual product types and will also consider, when appropriate, changes in lending practices, changes in business or economic conditions, changes in the nature and volume of loans, changes in staffing or management, changes in the quality of our results from loan reviews, changes in collateral values, concentration risks, and other external factors such as legal or regulatory matters relevant to management’s assessment of required reserve levels. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve is outside the range determined through the framework with respect to a given product type.

In our evaluation of the quantitatively-determined range and the adequacy of the allowance at September 30, 2012, we considered a number of factors for each product that included, but were not limited to, the following: for the commercial portfolio, the pace of growth in the commercial loan sector, the existence of larger individual credits and specialized industry concentrations, the average age of the loans in the portfolio, comparison of our default rates to overall U.S. industry averages at industry subsets, default emergence from recent years compared to earlier, more stressed periods, results of "back testing" of model results versus actual recent charge off history, and general macroeconomic indicators, such as GDP, employment trends and manufacturing activity, which still are susceptible to sustainability risk and possible negative ramifications from the European debt crisis and other factors; for the commercial real estate portfolio, the potential impact of general commercial real estate trends, particularly occupancy and leasing rate trends, charge-off severity, default likelihood in our book versus the general U.S. averages, default emergence from recent years compared to earlier, more stressed periods, results of "back testing" of model results versus recent charge off history, collateral value changes and the impact that a negative general macroeconomic condition would have on this sector; for the construction portfolio, construction employment, industry experience on construction loan losses, and construction spending rates; and for the residential, home equity, and personal portfolios, home price indices and sales volume, vacancy rates, delinquency rates, and general economic conditions and interest rate trends which impact these products. In determining our September 30, 2012 reserve levels, we established a general reserve level which was higher than our model's output range, in total. This judgment was influenced primarily by limited seasoning in our transformational commercial and transformational commercial real estate portfolios, industry-wide performance which suggested higher default rates on commercial loans than we have experienced, ongoing economic uncertainty and the susceptibility to continued economic downturn and loan concentrations in our commercial portfolio.

Management also considers the amount and characteristics of the accruing TDRs removed from the general allocation reserve formulas in establishing final reserve requirements.

The Bank has limited exposure with a related junior collateral position in any product type with the exception of home equity lines of credit ("HELOCs"). This product is by definition usually secured in the junior position to the first mortgage on the related property. The Bank evaluates the allowance for loan losses for HELOCs as one of our six primary, segregated product types and considers the potential impact of the junior security position (as opposed to our generally senior position in all other product types) in setting final allocated reserve amounts for this product. Our allowance reflects the performance and loss history unique to our portfolio.

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

Management evaluates the adequacy of the allowance for loan losses and reviews the allowance for loan losses and the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of September 30, 2012, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including those loans not yet identifiable).

As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
The accounting policies underlying the establishment and maintenance of the allowance for loan losses through provisions charged to operating expense are discussed in Note 1 of "Notes to Consolidated Financial Statements" of our 2011 Annual Report on Form 10-K.

The following table presents changes in the allowance for loan losses, excluding covered assets, for the periods presented.

Table 23
Quarterly Allowance for Loan Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Quarters Ended
	2012			2011
	September 30	June 30	March 31	December 31	September 30
Change in allowance for loan losses:
Balance at beginning of period	$174,302	$183,844	$191,594	$200,041	$206,286
Loans charged-off:
Commercial	(4,062)	(7,769)	(9,549)	(12,991)	(5,039)
Commercial real estate	(16,790)	(17,924)	(25,280)	(24,083)	(29,920)
Construction	64	(828)	(1,245)	(1,526)	(1,419)
Residential real estate	(299)	(1,006)	(1,084)	(1,203)	(234)
Home equity	(1,001)	(4)	(483)	(1,340)	(3,291)
Personal	(1,006)	(6,341)	(2,085)	(290)	(2,083)
Total charge-offs	(23,094)	(33,872)	(39,726)	(41,433)	(41,986)
Recoveries on loans previously charged-off:
Commercial	919	634	1,679	830	2,278
Commercial real estate	544	4,150	1,882	1,410	969
Construction	594	1,664	41	109	29
Residential real estate	7	2	11	10	9
Home equity	117	314	26	300	12
Personal	229	163	702	544	103
Total recoveries	2,410	6,927	4,341	3,203	3,400
Net charge-offs	(20,684)	(26,945)	(35,385)	(38,230)	(38,586)
Provisions charged to operating expense	13,241	17,403	27,635	29,783	32,341
Balance at end of period	$166,859	$174,302	$183,844	$191,594	$200,041

Ending balance, specific reserve	$49,164	$58,097	$64,949	$69,944	$72,191
Ending balance, general allocated reserve	$117,695	$116,205	$118,895	$121,650	$127,850

Recorded Investment in Loans:
Ending balance, specific reserve	$238,326	$307,029	$369,743	$360,761	$411,077
Ending balance, general allocated reserve	9,387,095	9,129,206	8,852,510	8,647,800	8,263,878
Total loans, excluding covered assets, at period end	$9,625,421	$9,436,235	$9,222,253	$9,008,561	$8,674,955

Allowance as a percent of loans at period end	1.73%	1.85%	1.99%	2.13%	2.31%
Average loans	$9,508,258	$9,377,105	$9,049,389	$8,838,512	$8,686,201
Ratio of net charge-offs (annualized) to average loans outstanding for the period	0.87%	1.16%	1.57%	1.72%	1.76%

Charge-offs declined to $23.1 million for the third quarter 2012, from $42.0 million for the year ago period and $33.9 million for the prior quarter. Commercial real estate comprised 73% of total charge-offs in the third quarter 2012, reflecting the challenging market conditions associated with this loan type.

The allowance for loan losses declined $24.7 million to $166.9 million at September 30, 2012 from $191.6 million at December 31, 2011. The decrease in the allowance reflects the overall improvement in asset quality, reduced reserve requirements on a declining level of impaired loans which require a specific reserve, and lower charge-offs. As a result of these factors, the provision for loan losses for the quarter declined to $13.2 million compared to $17.4 million for the prior quarter and $32.3 million for third quarter 2011. The ratio of the allowance for loan losses to total loans was 1.73% at September 30, 2012, down from 2.13% as of December 31, 2011. As a percentage of nonperforming loans, the allowance for loan losses was 93% compared to 74% at the prior year end. There is no assurance that the balance of the allowance for loan losses will continue to decline in coming quarters.

The following table presents our allocation of the allowance for loan losses by loan category at the dates shown.

Table 24
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	General Allocated Reserve	Specific Reserve	Total	% of Total Allowance	% of Loan Balance
As of September 30, 2012
Commercial	$49,115	$15,322	$64,437	39	1.1
Commercial real estate	54,500	22,229	76,729	46	2.9
Construction	2,200	129	2,329	1	1.4
Residential real estate	5,100	4,336	9,436	6	2.6
Home equity	3,980	4,243	8,223	5	4.8
Personal	2,800	2,905	5,705	3	2.7
Total	$117,695	$49,164	$166,859	100	1.7
Percentage of total reserve	70%	30%
As of December 31, 2011
Commercial	$46,500	$14,163	$60,663	32	1.1
Commercial real estate	56,000	38,905	94,905	49	3.5
Construction	7,650	5,202	12,852	7	4.5
Residential real estate	5,400	976	6,376	3	2.1
Home equity	2,750	1,272	4,022	2	2.2
Personal	3,350	9,426	12,776	7	5.5
Total	$121,650	$69,944	$191,594	100	2.1
Percentage of total reserve	63%	37%

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance decreased by $4.0 million during the first nine months of 2012, from $121.7 million at December 31, 2011 to $117.7 million at September 30, 2012. The reduction in the general allocated reserve was primarily influenced by the improved risk profile of the performing portfolio during the period, offset by increased reserve needs to reflect a growing portfolio. In addition, lower loss rates are being applied to a larger proportion of the total loan portfolio as the portfolio is becoming more weighted in transformational and commercial loans, where our historical credit performance has been better, albeit less seasoned, and less weighted in legacy and commercial real estate loans, where historical performance has been weaker. This changing mix has resulted in lower loss rates applied to a larger portion of the total loan portfolio which positively impacts reserve requirements. The improvement in the asset quality position of the loan portfolio as of September 30, 2012 as compared to December 31, 2011 supports a lower general reserve.

Specific Component of the Allowance

At September 30, 2012, the specific component of the allowance decreased by $20.7 million to $49.2 million from $69.9 million at December 31, 2011. The specific reserve requirements are the summation of individual reserves analyzed on an account by account basis at the balance sheet date on impaired loans, as well as changes to collateral values. Our impaired loans are primarily collateral-dependent with such loans totaling $174.3 million of the total $238.3 million in impaired loans at September 30, 2012. As a result of a lower level of nonperforming loans, the related reserves have declined in third quarter 2012.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the nine months ended September 30, 2012, our reserve for unfunded commitments increased $933,000 from December 31, 2011 to $8.2 million as a result of an increase in certain product level loss factors, larger unfunded commitment levels and an increase in the likelihood of certain product categories to draw on unused lines. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $4.6 billion and $4.1 billion at September 30, 2012 and 2011, respectively. At September 30, 2012, unfunded commitments with maturities of less than one year approximated $1.4 billion. For further information on our unfunded commitments, refer to Note 15 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under a loss sharing agreement with the FDIC as a result of the 2009 FDIC-assisted acquisition of the former Founders Bank from the FDIC. Under the loss share agreement, the FDIC generally will assume 80% of the first $173 million of credit losses and 95% of the credit losses in excess of $173 million, in both cases relating to assets existing at the date of acquisition. The loss share agreement expires on September 30, 2014 for non-single family homes and September 30, 2019 for single family homes.

The carrying amounts of covered assets are presented in the following table:

Table 25
Covered Assets
(Amounts in thousands)

	September 30, 2012	December 31, 2011
Commercial loans	$23,183	$31,568
Commercial real estate loans	90,718	150,210
Residential mortgage loans	45,570	50,403
Consumer installment and other loans	5,100	6,123
Foreclosed real estate	25,502	30,342
Asset in Lieu	11	—
Estimated loss reimbursement by the FDIC	18,895	38,161
Total covered assets	208,979	306,807
Allowance for covered loan losses	(21,500)	(25,939)
Net covered assets	$187,479	$280,868

Total covered assets decreased by $97.8 million, or 32%, from $306.8 million at December 31, 2011 to $209.0 million at September 30, 2012. The reduction is primarily attributable to $55.8 million in principal paydowns, net of advances, as well as the resulting impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, the estimated loss reimbursement by the FDIC ("the FDIC indemnification receivable") further contributed to the reduction as a result of loss claims paid by the FDIC. The allowance for covered loan losses decreased by $4.4 million to $21.5 million at September 30, 2012 from $25.9 million at December 31, 2011 due to better than originally anticipated performance in expected cash flows on certain pools of covered loans. Of the total decrease in the allowance for covered loan losses, 80% was offset through the FDIC indemnification receivable and the remaining 20%, representing the non-reimbursable portion of the loss share agreement, recognized as a charge to provision for loan and covered loan losses on the Consolidated Statements of Income. As of September 30, 2012, the FDIC had reimbursed the Company $105.6 million in losses under the loss share agreement.

The following table presents covered loan delinquencies and nonperforming covered assets as of September 30, 2012 and December 31, 2011 and excludes purchased impaired loans which are accounted for on a pool basis. Since each purchased impaired pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because we are recognizing interest income on each pool of such loans, they are all considered to be performing. Covered assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

Table 26
Past Due Covered Loans and Nonperforming Covered Assets
(Amounts in thousands)

	September 30, 2012	December 31, 2011
30-59 days past due	$2,375	$7,221
60-89 days past due	564	3,479
90 days or more past due and still accruing	—	—
Nonaccrual	18,956	19,894
Total past due and nonperforming covered loans	21,895	30,594
Foreclosed real estate	25,502	30,342
Total past due and nonperforming covered assets	$47,397	$60,936

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

The Bank’s principal sources of funds are client deposits, including large institutional deposits, broker deposits, wholesale borrowings, and cash from operations. The Bank’s principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage interest rate and liquidity risk. The primary sources of funding for the Holding Company include dividends when received from its bank subsidiary, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt, as well as equity. Net liquid assets at the Holding Company totaled $138.9 million at September 30, 2012 and $149.7 million at December 31, 2011. In October 2012, we redeemed all of the Preferred Stock held by the Treasury of $243.8 million plus $2.3 million in accrued and unpaid dividends using the net proceeds from our October 2012 $75.0 million common equity offering and $125.0 million subordinated debenture offering, together with existing cash resources. After giving effect to both the offerings and Preferred Stock redemption, including the dividend payment, the parent company had $84.5 million in cash on-hand at October 24, 2012.

We consider client deposits our core funding source. At September 30, 2012, 81% of our total assets were funded by client deposits, compared to 84% at December 31, 2011. We define client deposits as all deposits other than traditional brokered deposits and non-client CDARS® (as described in the footnotes to Table 27 below). While we expect overall liquidity in the banking system to remain high while economic recovery and market factors improve, the level of our client deposits may fluctuate significantly based on client needs, seasonality, and other economic, market or regulatory factors, including deposit insurance limits. If client deposits decline due to any of these factors, we would expect to utilize other external sources of liquidity, including wholesale funding.

Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts which are typically larger than retail accounts. We have built a suite of deposit and cash management products and services that support our efforts to attract and retain corporate client accounts. Nineteen client relationships, each with greater than $75 million in deposits, accounted for $3.0 billion, or 27% of total deposits at September 30, 2012. In comparison, at December 31, 2011, 13 client relationships, each with greater than $75 million in deposits, accounted for $2.2 billion, or 21% of total deposits. At both periods, more than half of the deposits greater than $75 million were from financial services-related businesses, including omnibus accounts from broker-dealer and mortgage companies representing underlying accounts of their customers that may be eligible for pass-through deposit insurance limits. Twenty-eight client relationships, each with greater than $50 million in deposits, accounted for $3.5 billion, or 31% or total deposits at September 30, 2012. In comparison, at December 31, 2011, 30 client relationships, each with greater than $50 million in deposits, accounted for $3.2 billion, or 31% of total deposits. We take deposit concentration risk into account in managing our liquid asset levels. Liquid assets refer to cash on hand, federal funds sold and securities. Net liquid assets represent the sum of the liquid asset categories less the amount of such assets pledged to secure public funds, certain deposits that require collateral and for other purposes as required or permitted by law. Net liquid assets at the Bank were $2.3 billion and $2.0 billion at September 30, 2012 and December 31, 2011, respectively. As the expiration date of December 31, 2012 approaches for the unlimited deposit insurance guarantee on noninterest-bearing deposit accounts, we expect some fluctuation in our deposit levels by clients in response to the regulatory change. While we cannot predict the precise impact on us of this change, we maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, selectively purchase securities and investments and opportunistically pay down wholesale funds. In addition, during third quarter 2012, we increased our focus on deposit gathering initiatives.

While we first look toward internally generated deposits as our funding source, we also utilize wholesale funding, including brokered deposits, as needed to enhance liquidity and to fund asset growth. Brokered deposits are deposits that are sourced from external and unrelated financial institutions by a third party. Brokered deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. Our asset/liability management policy currently limits our use of brokered deposits, excluding client CDARS®, to levels no more than 25% of total deposits, and total brokered deposits to levels no more than 40% of total deposits. Brokered deposits exclusive of client CDARS® were 5% of total deposits at September 30, 2012, compared to less than 1% at December 31, 2011.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. For the nine months ended September 30, 2012, net cash provided by operating activities was $133.6 million, a decrease of $64.4 million from the prior year period, which was primarily due to an increase in loans held-for-sale and a decrease in other liabilities as compared to the prior year period, which was somewhat offset by an $21.5 million increase in net income. Cash flows from investing activities reflect the impact of loans and investments acquired for our interest-earning asset portfolios and asset sales. For the nine months ended September 30, 2012, net cash used in investing activities was $679.1 million, compared to net cash provided by investing activities of $100.6 million for the prior year period. This change in cash flows represents larger amounts of cash redeployed towards the funding of loans in the current period than the prior comparative period. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash provided by financing activities for the nine months ended September 30, 2012 was $798.3 million, compared to net cash used in financing activities of $532.9 million for the prior year period. This change in cash flows primarily represents the increased level of deposit additions in the current year period as compared to the prior year comparative period.

For information regarding our investment portfolio, see the "Investment Portfolio Management" section above.

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
Table 27
Deposits
(Dollars in thousands)

	As of
	September 30, 2012	% of Total	December 31, 2011	% of Total	% Change in Balances
Noninterest-bearing deposits	$3,295,568	29	$3,244,307	31	2
Interest-bearing demand deposits	893,194	8	595,238	6	50
Savings deposits	245,906	2	210,138	2	17
Money market accounts	4,135,689	37	4,168,082	40	--1
Brokered deposits:
Traditional	562,717	5	20,499	*	n/m
Client CDARS® (1)	728,079	6	795,452	8	--9
Total brokered deposits	1,290,796	11	815,951	8	58
Time deposits	1,498,287	13	1,359,138	13	10
Total deposits	$11,359,440	100	$10,392,854	100	9
Client deposits (2)	$10,796,723	95	$10,372,355	100	4

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

(2)	Total deposits, net of traditional brokered deposits.

*	Less than 1%
n/m	Not meaningful

Total deposits at September 30, 2012 increased by $966.6 million from year end 2011 as interest-bearing demand, brokered, and time deposits increased. Client deposits increased by $424.4 million from December 31, 2011 through our continued relationship development and initiatives focused on organic growth. Client deposits as a percentage of total deposits decreased from 99% of deposits at December 31, 2011 to 95% at September 30, 2012. Noninterest-bearing deposits at September 30, 2012 were 29% of total deposits compared to 31% at December 31, 2011. Money market accounts declined as some accounts migrated to interest-bearing demand deposits.

Brokered deposits totaled $1.3 billion at September 30, 2012, increasing $474.8 million from December 31, 2011 due to an increased use of traditional brokered deposits to fund the balance sheet. We increased our use of brokered deposits from last year end as a funding source as $151.0 million of our short-term borrowings with the FHLB matured. FHLB borrowings are a key funding source of the Company and are discussed in greater detail in the following "Short-term Borrowings and Long-term Debt" section of this document. Brokered deposits included $728.1 million in client-related CDARS®. Brokered deposits, excluding client CDARS®, increased by $542.2 million from the prior year end and were 5% of total deposits at September 30, 2012 compared to less than 1% at December 31, 2011. Brokered deposits fluctuate based upon the Bank’s general funding needs related to deposit, loans and other funding needs.

Public balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public customers to pledge collateral, primarily securities, in support of the balances on account. These relationships may provide cross-sell opportunities with treasury management, as well as other business referral opportunities. At September 30, 2012, we had public funds on account totaling $1.2 billion, of which approximately 20% were collateralized with securities. Quarter-to-quarter changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following tables present our brokered and time deposits as of September 30, 2012, with scheduled maturity dates during the period specified.

Table 28
Scheduled Maturities of Brokered and Time Deposits
(Amounts in thousands)

	Brokered	Time	Total
Year ending December 31, 2012:
Fourth quarter	506,451	295,313	801,764
2013	757,805	856,899	1,614,704
2014	20,425	150,536	170,961
2015	6,115	119,488	125,603
2016	—	16,383	16,383
2017 and thereafter	—	59,668	59,668
Total	$1,290,796	$1,498,287	$2,789,083

The following table presents our time deposits of $100,000 or more as of September 30, 2012, with scheduled maturity dates during the period specified.

Table 29
Maturities of Time Deposits of $100,000 or More (1)
(Amounts in thousands)

September 30, 2012
Maturing within 3 months	$724,357
After 3 but within 6 months	412,303
After 6 but within 12 months	845,992
After 12 months	479,348
Total	$2,462,000

(1)	Includes brokered deposits.

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

Short-term Borrowings and Long-term Debt

Short-term borrowings, which at September 30, 2012 and December 31, 2011, consisted solely of FHLB advances that mature in one year or less, decreased by $151.0 million to $5.0 million from $156.0 million at year end 2011. We may continue to use FHLB advances to meet our funding needs although, as we did during the third quarter 2012, we may choose to use brokered deposits as an alternative depending on cost and certain other factors.

The following table provides a comparison of short-term borrowings by category for the periods presented.

Table 30
Short-term Borrowings
(Dollars in thousands)

	September 30, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$5,000	4.96%	$156,000	0.33%
Other Information:
Unused overnight federal funds availability (1)	$360,000		$200,000
Borrowing capacity through the Federal Reserve Bank’s ("FRB") discount window’s primary credit program (2)	$806,933		$1,074,687
Unused FHLB advances availability	$498,840		$261,490
Weighted average remaining maturity of FHLB advances at period end (in months)	8.8		1.8

(1)	Our total availability of overnight federal fund borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Includes federal term auction facilities. Subject to the availability of pledged collateral, our borrowing capacity changes each quarter.

Long-term debt, which is comprised of junior subordinated debentures, a subordinated debt facility and the long-term portion of FHLB advances, was $374.8 million at September 30, 2012 and $379.8 million at December 31, 2011. The $5.0 million reduction in long-term debt represents the reclassification of certain FHLB advances to short-term as its maturity approaches.

In contemplation of redeeming all of the $243.8 million of its Preferred Stock held by the Treasury under the Treasury's TARP CPP, on October 18, 2012, the Company issued $125.0 million of subordinated debentures to third-party investors. The debentures bear a fixed rate of interest of 7.125% per annum. Payment of the full principal amount of the debentures will be due upon maturity on October 30, 2042. The Company may elect to redeem the debentures in whole or in part on or after October 30, 2017. Net proceeds (after deduction of underwriters' discounts and estimated offering expenses) totaled $120.4 million. On October 24, 2012, the Company used these proceeds along with proceeds from a common stock offering and existing cash resources to repurchase all of the Preferred Stock issued to the Treasury. Refer to "Capital Issuances and Preferred Stock Redemption - Fourth Quarter 2012" under the following Capital section for additional information.

In addition to on-balance sheet funding and other liquid assets such as cash and investment securities, we maintain access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day while others require advance notice. Funds that are immediately accessible include Federal Fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Availability of Federal Fund lines fluctuate based on market conditions and counterparty relationship strength. Unused overnight Fed Funds borrowings available for use totaled $360.0 million and $200.0 million, respectively, at September 30, 2012 and December 31, 2011. In addition, we have borrowing capacity of $499.2 million with the FHLB Chicago at September 30, 2012, of which $498.8 million was available. The capacity is utilized by the bank for short-term funding needs, including overnight advances as well as long-term funding needs. Repurchase agreements ("Repos") are also an immediate source of funding in which we pledge assets to a counterparty against which we can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer, but are regarded as short-term in nature. An additional source of overnight funding is the discount window at the FRB. We maintain access to the discount window by pledging loans as collateral to the FRB. Funding availability is primarily dictated by the amount of loans pledged, but also impacted by the margin applied to the loans by the FRB. The amount of loans pledged to the FRB can fluctuate due to the availability of loans eligible under the FRB’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria. At September 30, 2012, we had $806.9 million in borrowing capacity through the FRB discount window’s primary credit program compared to $1.1 billion at December 31, 2011.

CAPITAL

Equity totaled $1.4 billion at September 30, 2012, increasing by $66.7 million since December 31, 2011, and was largely attributable to net income.

Capital Issuances and Preferred Stock Redemption - Fourth Quarter 2012

In contemplation of redeeming all of the $243.8 million of its Preferred Stock held by the Treasury that was originally issued in 2009 under the Treasury's TARP CPP, on October 16, 2012 the Company raised $70.6 million net proceeds (after deduction of underwriters' discounts and estimated offering expenses) in new common equity through the issuance of 4,761,905 shares of voting common stock in an underwritten public offering with an offering price of $15.75 per share. On October 24, 2012, the Company used these proceeds along with net proceeds from a debt offering and existing cash resources to repurchase all of the Preferred Stock issued to the Treasury.

In connection with the repurchase of the Preferred Stock, the Company accelerated the accretion of the remaining issuance discount on the Preferred Stock and recorded a corresponding reduction in retained earnings of $2.2 million. This resulted in a one-time, non-cash reduction in net income available to common stockholders and a decrease to basic and diluted earnings per share. This transaction will be reflected in the Company's Consolidated Financial Statements for the quarter and year ended December 31, 2012.

Dividends of $2.3 million were paid on October 24, 2012 when the Preferred Stock was repurchased, of which $813,000 will be recognized in fourth quarter 2012. The Company notified the Treasury on October 26, 2012 of its intention to exercise its right to repurchase the warrants issued to the Treasury in connection with the CPP Preferred Stock investment. Completion of the repurchase remains subject to mutual agreement on the repurchase price.

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

To satisfy safety and soundness standards, banking institutions are expected to maintain capital levels in excess of the regulatory minimums depending on the risk inherent in the balance sheet, regulatory expectations and the changing risk profile of business activities and plans. We recently amended our capital management policy taking into account our improved financial condition, the proposed capital rules (as further discussed in the following "Proposed Changes to Regulatory Capital Rules" section) and the recently adopted regulatory stress-testing requirements. Under our capital management policy, we conduct periodic stress testing of our capital adequacy and target capital ratios at levels above regulatory minimums that we believe are appropriate based on various other risk considerations, including the current operating and economic environment and outlook, internal risk guidelines, and our strategic objectives as well as regulatory expectations. For more information about these proposals, see the following "Proposed Changes to Regulatory Capital Rules" section of this document.

The following table presents information about our capital measures and the related regulatory capital guidelines.

Table 31
Capital Measurements
(Dollars in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For "Well Capitalized" under FDICIA
	September 30, 2012	December 31, 2011	Ratio	Excess Over Regulatory Minimum at 9/30/12	Ratio	Excess Over "Well Capitalized" under FDICIA at 9/30/12
Regulatory capital ratios:
Total risk-based capital:
Consolidated	13.90%	14.28%	8.00%	$696,177	n/a	n/a
The PrivateBank	12.55	12.66	n/a	n/a	10.00%	$300,242
Tier 1 risk-based capital:
Consolidated	12.24	12.38	4.00	972,198	n/a	n/a
The PrivateBank	10.89	10.76	n/a	n/a	6.00	575,472
Tier 1 leverage:
Consolidated	11.15	11.33	4.00	926,272	n/a	n/a
The PrivateBank	9.93	9.85	n/a	n/a	5.00	636,375

Other capital ratios (consolidated) (1):
Tier 1 common equity to risk-weighted assets (2)	8.12	8.04
Tangible common equity to tangible assets	7.70	7.69
Tangible equity to tangible assets	9.53	9.64

(1)	Ratios are not subject to formal FRB regulatory guidance and are non-U.S. GAAP financial measures. Refer to Table 32, "Non-U.S. GAAP Financial Measures" for reconciliation to U.S. GAAP presentation.

(2)	For purposes of our presentation we calculate risk-weighted assets under current requirements and not under the recently proposed rules issued by banking regulators.

n/a	Not applicable.

At September 30, 2012, our capital included $241.6 million of Preferred Stock that we sold to the Treasury in 2009 under the TARP CPP which qualifies as Tier 1 capital. As discussed above, on October 24, 2012, the Company repurchased all of its Preferred Stock held by the Treasury. Replacing, in part, the loss of the Preferred Stock from Tier 1 capital due to the repurchase is the $70.6 million net proceeds (after deduction of underwriters' discounts and estimated offering expenses) from the October 2012 common stock offering, which qualifies as Tier 1 capital, and the $125.0 million of subordinated debentures offering, which qualifies as Tier 2 capital for regulatory capital purposes. After the effect of the October 2012 equity and debt offerings and the repurchase of the Preferred Stock, on a proforma basis at September 30, 2012, our consolidated total risk-based capital ratio, Tier 1 risk-based capital ratio, Tier 1 leverage ratio and Tier 1 common equity ratio would be 13.49%, 10.77%, 9.86% and 8.70%, respectively. The equity and debt offerings, along with the repurchase of Preferred Stock will have no effect on the Bank capital ratios.

As of September 30, 2012, all of our $244.8 million of outstanding junior subordinated deferrable interest debentures ("Debentures") held by trusts that issued trust preferred securities are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital as defined under FRB regulations. At September 30, 2012 as well as on a proforma basis at September 30, 2012, after giving effect for the October 2012 equity and debt offerings and the redemption of the Preferred Stock, the Company's trust preferred securities as a percent of Tier 1 capital was less than 20%. Further, of the $120.0 million in outstanding principal balance of the Bank’s subordinated debt facility at September 30, 2012, 40% of the balance qualified as Tier 2 capital. Effective in the third quarter 2010, Tier 2 capital qualification was reduced by 20% of the total balance outstanding and annually thereafter will be reduced by an additional 20%. For a full description of our Debentures and subordinated debt, refer to Notes 9 and 10 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

Proposed Changes to Regulatory Capital Rules

In June 2012, U.S. banking regulators released notices of proposed rulemaking that would revise and replace the agencies’ current regulatory capital requirements to align with the Basel III international capital standards and to implement certain changes required by the Dodd-Frank Act. The proposal is generally expected to require U.S. banks to hold higher amounts of capital, especially common equity, against their risk-weighted assets.

The proposal changes the treatment of certain assets for purposes of calculating regulatory capital and revises the regulatory minimums, establishes a required "capital conservation buffer" and adopts a more conservative calculation of risk-weighted assets. The proposal would, among other things, phase-out trust preferred securities as a component of Tier 1 capital and would include unrealized gains and losses on debt and equity securities available for sale as a component of Tier 1 capital. Risk-weighted assets would be calculated using new and expanded risk-weighting categories. Among other categories, banking institutions would be required to assign higher risk-weightings to certain commercial real estate loans, past due or nonaccrual loans, certain residential mortgages, unfunded commitments of less than one year and portions of deferred tax assets exceeding certain limits. The proposal provides for the following heightened capital requirements (on a fully phased-in basis):

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

If adopted, we will be subject to and impacted by many of the provisions in the proposal. Given our predominantly commercial business mix and limited residential mortgage exposure, we believe the impact of the changes as currently proposed to be implemented over a multi-year phase-in period will be manageable for us based on our expectation that we will continue to generate capital organically through earnings and through the release of capital from further reductions in our nonperforming assets. In evaluating the potential impact of the proposal on us, we have focused primarily on the following:

•	Based on September 30, 2012 results, our accumulated other comprehensive income would be additive to capital under the proposed rules.

•
The Tier 1 capital treatment of our existing $244.8 million in trust preferred securities would be phased out over 10 years which we believe provides us adequate time to appropriately manage any needed restructuring of capital. The phased-out portion of our trust preferred securities would continue to qualify as Tier 2 capital.

•	The proposal provides for an increased risk weighting on unfunded commitments of less than one year from zero percent to 20 percent.

•	The proposal provides for an increased risk weighting on certain non-performing loans from 100 percent to 150 percent.

•
The proposal provides for an increased risk weighting from 100 percent to 150 percent on certain commercial real estate exposures that are considered high volatility commercial real estate ("HVCRE") loans under the proposal. We expect that our construction loans and certain of our commercial real estate loans would likely be considered HVCRE loans as proposed. Additional analysis is necessary to estimate what portion of our commercial real estate loans would meet the HVCRE definition pending further clarification of the proposal.

•	The proposal provides for a widening of the risk weighting range on certain residential real estate and home equity loans from a range of 50 to 100 percent to a range of 35 percent to 200 percent.

The comment period on these regulatory capital proposals recently ended on October 22, 2012 and the proposals could change significantly before finalization. As proposed, the rules would be implemented over a period of time, with full phase in of most aspects to occur by 2019. However, this could change, and until the proposals are finalized and the timing of implementation of the new rules is determined, the ultimate impact of such rules on us, and the banking industry generally, remains uncertain.

Dividends

We declared dividends of $0.01 per common share during the third quarter 2012. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 3.70% for the third quarter 2012. We have no current plans to seek to raise dividends on our common stock.

For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the "Supervision and Regulation" and "Risk Factors" sections of our 2011 Annual Report on Form 10-K.

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

We use net interest income on a taxable-equivalent basis in calculating various performance measures by increasing the interest income earned on tax-exempt securities to make it fully equivalent to interest income earned on taxable investments assuming a 35% tax rate. Management believes this measure to be the preferred industry measurement of net interest income as it enhances comparability to net interest income arising from taxable and tax-exempt sources, and accordingly believes that providing this measure may be useful for peer comparison purposes.

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

The following table reconciles Non-U.S. GAAP financial measures to U.S. GAAP:
Table 32
Non-U.S. GAAP Financial Measures
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended
	2012			2011
	September 30	June 30	March 31	December 31	September 30
Taxable-equivalent interest income
U.S. GAAP net interest income	$105,408	$105,346	$104,376	$102,982	$101,089
Taxable-equivalent adjustment	729	699	680	671	680
Taxable-equivalent net interest income (a)	$106,137	$106,045	$105,056	$103,653	$101,769

Average Earning Assets (b)	$12,420,769	$12,148,279	$11,796,499	$11,696,741	$11,446,323
Net Interest Margin ((a)annualized) / (b)	3.35%	3.46%	3.53%	3.48%	3.49%

Net Revenue
Taxable-equivalent net interest income (a)	$106,137	$106,045	$105,056	$103,653	$101,769
U.S. GAAP non-interest income	27,837	26,246	27,504	25,393	27,635
Net revenue (c)	$133,974	$132,291	$132,560	$129,046	$129,404

Operating Profit
U.S. GAAP income before income taxes	$38,006	$30,696	$23,950	$20,534	$21,075
Provision for loan and covered loan losses	13,509	17,038	27,701	31,611	32,615
Taxable-equivalent adjustment	729	699	680	671	680
Operating profit	$52,244	$48,433	$52,331	$52,816	$54,370

Efficiency Ratio
U.S. GAAP non-interest expense (d)	$81,730	$83,858	$80,229	$76,230	$75,034
Net revenue (c)	$133,974	$132,291	$132,560	$129,046	$129,404
Efficiency ratio (d) / (c)	61.00%	63.39%	60.52%	59.07%	57.98%

Non-U.S. GAAP Financial Measures (Continued)

	Nine Months Ended September 30,
	2012	2011
Taxable-equivalent interest income
U.S. GAAP net interest income	$315,130	$304,145
Taxable-equivalent adjustment	2,109	2,187
Taxable-equivalent net interest income (a)	$317,239	$306,332

Average Earning Assets (b)	$12,123,534	$11,762,642
Net Interest Margin ((a) annualized) / (b)	3.44%	3.44%

Net Revenue
Taxable-equivalent net interest income (a)	$317,239	$306,332
U.S. GAAP non-interest income	81,587	72,854
Net revenue (c)	$398,826	$379,186

Operating Profit
U.S. GAAP income before income taxes	$92,652	$49,666
Provision for loan and covered loan losses	58,248	101,286
Taxable-equivalent adjustment	2,109	2,187
Operating profit	$153,009	$153,139

Efficiency Ratio
U.S. GAAP non-interest expense (d)	$245,817	$226,047
Net revenue (c)	$398,826	$379,186
Efficiency ratio (d) / (c)	61.64%	59.61%

Non-U.S. GAAP Financial Measures (Continued)

	2012			2011
	September 30	June 30	March 31	December 31	September 30
Tier 1 Common Capital
U.S. GAAP total equity	$1,363,440	$1,334,154	$1,312,154	$1,296,752	$1,286,176
Trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: accumulated other comprehensive income, net of tax	55,818	50,987	47,152	46,697	46,051
Less: goodwill	94,534	94,546	94,559	94,571	94,584
Less: other intangibles	13,500	14,152	14,683	15,353	15,715
Tier 1 risk-based capital	1,444,381	1,419,262	1,400,553	1,384,924	1,374,619
Less: preferred stock	241,585	241,185	240,791	240,403	240,020
Less: trust preferred securities	244,793	244,793	244,793	244,793	244,793
Tier 1 common capital (e)	$958,003	$933,284	$914,969	$899,728	$889,806

Tangible Common Equity
U.S. GAAP total equity	$1,363,440	$1,334,154	$1,312,154	$1,296,752	$1,286,176
Less: goodwill	94,534	94,546	94,559	94,571	94,584
Less: other intangibles	13,500	14,152	14,683	15,353	15,715
Tangible equity (f)	1,255,406	1,225,456	1,202,912	1,186,828	1,175,877
Less: preferred stock	241,585	241,185	240,791	240,403	240,020
Tangible common equity (g)	$1,013,821	$984,271	$962,121	$946,425	$935,857

Tangible Assets
U.S. GAAP total assets	$13,278,554	$12,942,176	$12,623,164	$12,416,870	$12,019,861
Less: goodwill	94,534	94,546	94,559	94,571	94,584
Less: other intangibles	13,500	14,152	14,683	15,353	15,715
Tangible assets (h)	$13,170,520	$12,833,478	$12,513,922	$12,306,946	$11,909,562

Risk-weighted Assets (i)	$11,804,578	$11,588,371	$11,374,212	$11,191,298	$10,665,256

Period-end Common Shares Outstanding (j)	72,436	72,424	72,415	71,745	71,789

Ratios:
Tier 1 common equity to risk-weighted assets (e) / (i)	8.12%	8.05%	8.04%	8.04%	8.34%
Tangible equity to tangible assets (f) / (h)	9.53%	9.55%	9.61%	9.64%	9.87%
Tangible equity to risk-weighted assets (f) / (i)	10.63%	10.57%	10.58%	10.60%	11.03%
Tangible common equity to tangible assets (g) / (h)	7.70%	7.67%	7.69%	7.69%	7.86%
Tangible book value (g) / (j)	$14.00	$13.59	$13.29	$13.19	$13.04

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

The majority of our interest-earning assets are floating rate instruments. At September 30, 2012, approximately 69% of the total loan portfolio is indexed to LIBOR, 20% of the total loan portfolio is indexed to the prime rate, and another 3% of the total loan portfolio otherwise adjusts with other reference interest rates. Of the $6.2 billion in loans maturing after one year with a floating interest rate, $1.3 billion are subject to interest rate floors, of which 91% are in effect at September 30, 2012 and are reflected in the interest sensitivity analysis below. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and interest rate swaps.

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

Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. These assumptions are periodically reviewed and updated in the context of various internal and external factors including balance sheet changes, product offerings, product mix, external micro- and macro-economic factors, anticipated client behavior and anticipated Company and market pricing behavior.

As part of our routine simulation model maintenance, we updated assumptions within the model, effective second quarter 2012. As discussed more in our Quarterly Report on Form 10-Q for the period ended June 30, 2012, we had conducted historical deposit re-pricing and deposit lifespan/retention analyses and adjusted our forward-looking assumptions related to client and market behavior.

The increase in overall interest rate sensitivity from the prior year end, as reflected in the table below, is primarily due to an increase in the interest rate sensitivity of our assets since December 31, 2011. Even including the impact of the modified assumptions, some of which decreased our interest rate sensitivity, overall interest rate sensitivity increased during 2012 due to asset and liability compositional changes. Rate sensitive assets, particularly loans indexed to short term rates and Fed Funds, increased. The increase was funded by less rate sensitive liabilities, primarily deposits. Based on the modeling, the Company remains in an asset sensitive position and would benefit from a rise in interest rates. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

The following table shows the estimated impact of an immediate change in interest rates as of September 30, 2012 based on our current simulation modeling assumptions and as of December 31, 2011, as previously reported in our 2011 Annual Report on Form 10-K.
Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

		Immediate Change in Rates
		-50	+50	+100	+200	+300
September 30, 2012
Dollar change		$(12,690)	$19,456	$39,164	$78,425	$119,709
Percent change		-3.5%	5.3%	10.7%	21.4%	32.6%
December 31, 2011	(As previously reported)
Dollar change		$(13,906)	$16,526	$33,347	$67,447	$104,766
Percent change		-3.6%	4.3%	8.7%	17.6%	27.4%

The estimated impact to our net interest income over a one-year period is reflected in dollar terms and percentage change. As an example, this table illustrates that if there had been an instantaneous parallel shift in all of the applicable yield curves of +100 basis points on September 30, 2012, net interest income would increase by $39.2 million or 10.7% over a twelve-month period.
ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2012, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Before making a decision to invest in our securities, you should carefully consider the information discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, regarding our business, financial condition or future results, together with the following discussion that supplements and supersedes in relevant part certain information contained in the Annual Report. You should also consider information included in this report, including the information set forth in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements."

We may be required to hold higher capital levels.

As discussed in the "Risk Factors" and "Business - Supervision and Regulation" sections of our Form 10-K for the year ended December 31, 2011, provisions of the Dodd-Frank Act require U.S. banking regulators to consider changes to strengthen minimum capital requirements for financial institutions as part of the overall financial reforms currently in process of being implemented. On June 7, 2012, the Federal Reserve and other regulators released a notice of proposed rulemaking that would revise and replace the agencies' current regulatory capital requirements and are intended to align U.S. capital requirements with Basel III international capital standards. Among the factors that would impact us over time under the proposal, our $244.8 million of trust preferred securities would be phased-out as a component of Tier 1 capital, and we estimate that, based on the current composition of our balance sheet and our unfunded commitments, our risk-weighted assets would be higher due to more conservative standards for risk-weighting assets in the proposal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" for more information.

The final rules may be significantly different from the current proposals and the proposed time periods for phase-in of the new capital requirements and risk-weighted asset standards could change. Until the proposals are finalized and the timing of implementation of the new rules is determined, some uncertainty will exist with respect to the ultimate impact of such rules on us and the banking industry generally.

Depending on our growth and the risk profile and mix of the assets we generate over the phase-in period, we could be required to issue additional common or preferred stock to meet the new capital requirements. We may also seek to issue equity or debt securities to replace, redeem or repurchase our outstanding trust preferred securities in connection with our capital management plans. Under current federal regulation, redemptions of capital instruments are subject to regulatory approval. There can be no assurances that we will be able to raise capital, when and if required, on favorable terms, and depending on the amount, type and cost of such capital, certain financial measurements such as earnings per share, book value per share and return on average common equity could suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes purchases we made during the quarter ended September 30, 2012 in the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock and stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1 – July 31, 2012	561	$15.00	—	—
August 1 – August 31, 2012	3,705	15.84	—	—
September 1 – September 30, 2012	1,818	16.32	—	—
Total	6,084	$15.91	—	—

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

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 12 of the Company’s Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" of this report on Form 10-Q.

12 (a)	Statement re: Computation of Ratio of Earnings to Fixed Charges.

15 (a)	Acknowledgment of Independent Registered Public Accounting Firm.

31.1 (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 (a) (b)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99 (a) (b)	Report of Independent Registered Public Accounting Firm.

101 (a)
The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on October 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(a)	Included with this filing.

(b)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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
Date: October 31, 2012