Form 10-K
period 2012-12-31
PRIVATEBANCORP, INC
filed 2013-02-22
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 001-34066

Delaware	36-3681151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
120 South LaSalle Street
Chicago, Illinois 60603
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (312) 564-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	Nasdaq Global Select Stock Market
10% Trust Preferred Securities of PrivateBancorp Capital Trust IV	Nasdaq Global Select Stock Market
7.125% Subordinated Debentures due 2042	New York Stock Exchange
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act). Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ].
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes [ ] No [X].
The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2012, determined using a per share closing price on that date of $14.76, as quoted on The Nasdaq Stock Market, was $888,715,703.
As of February 20, 2013, there were 73,577,749 shares of the issuer’s voting common stock, without par value, outstanding and 3,535,916 non-voting common shares, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

FORM 10-K

PART I

ITEM 1. BUSINESS

PrivateBancorp, Inc.

PrivateBancorp, Inc. ("PrivateBancorp," we or the "Company"), was incorporated in Delaware in 1989 and became a holding company registered under the Bank Holding Company Act of 1956, as amended. The PrivateBank and Trust Company (the "Bank" or the "PrivateBank"), the bank subsidiary of PrivateBancorp, was opened in Chicago in 1991. The Bank provides customized business and personal financial services to middle market companies and business owners, executives, entrepreneurs and families in all the markets and communities it serves.

Beginning in late 2007, we hired a team of experienced middle market bankers and, under the leadership of our current chief executive officer, initiated a strategic plan to transform the organization into a leading middle market commercial bank. Since then, we have added over 1,100 new client relationships, shifted the composition of our loan portfolio from 19% commercial and industrial and 66% commercial real estate and construction at December 31, 2007 to 64% commercial and industrial and 28% commercial real estate and construction at December 31, 2012. Over this period, total assets have grown from $5.0 billion at December 31, 2007 to $14.1 billion at December 31, 2012, with total loans up from $4.2 billion at December 31, 2007 to $10.1 billion at December 31, 2012. To support the growth and capital requirements of the organization, since December 31, 2007, we have issued $635.1 million of common stock (including the October 2012 common stock offering described below) and $143.8 million of trust preferred securities. In January 2009, the U.S. Department of the Treasury (the "U.S. Treasury") purchased $243.8 million of our preferred stock under the U.S. Treasury's Troubled Asset Relief Program ("TARP") Capital Purchase Program ("CPP"). After our return to profitability in 2011 and the continued strengthening of our balance sheet in 2012, we repurchased all of the preferred stock, and related warrants, held by the U.S. Treasury in October 2012 using net proceeds from underwritten public offerings of $75.0 million of common stock (4.8 million shares) and $125.0 million of our 7.125% subordinated debentures due 2042, together with existing cash resources.

Since we opened for business in Chicago in 1991, we have expanded into multiple geographic markets through the creation of new banks and banking offices and the acquisition of existing banks. Today, we operate through a single banking subsidiary and have 36 offices located in ten states, primarily in the Midwest, with a majority of our business conducted in the greater Chicago market. We employed 1,105 full-time equivalent employees at December 31, 2012.

Business Focus and Strategic Direction

We deliver a full spectrum of commercial and personal banking products and services to our clients through our commercial banking, community banking and private wealth businesses. Under the leadership of our current management team, our business model focuses on (1) building middle market commercial client relationships and selectively targeting clients, including clients outside our current market areas in specialized business niches, (2) commercial lending activities with diversification across industries, (3) a broad suite of fee generating products and services, including treasury management, capital markets, mortgage banking and syndications, (4) private banking and wealth management services and products, (5) a strong risk management infrastructure and (6) enhancing our community banking platform.

We leverage our model by introducing clients to a full range of lending, treasury management, and investment and capital markets products to meet their commercial needs, and residential mortgage banking, private banking, trust and investment services to meet their personal needs. Our goal is to be a trusted advisor to our clients so that we become one of their primary banks by building meaningful long-term relationships and delivering services across our entire product spectrum. Our growth strategy is primarily focused on organic growth across our lines of business. As part of our longer term funding strategy, we may consider acquisitions from time to time to expand our retail deposit gathering capabilities in order to support our commercial lending activities and diversify our core deposit mix.

Commercial Banking

Our commercial banking group focuses on the specific needs of middle market companies both in the Midwest, and, to a lesser extent, nationally. Our commercial loan portfolio includes lines of credit to businesses for working capital needs, term loans, and letters of credit. Certain non-residential owner-occupied commercial real estate loans are included in our commercial loan portfolio where the cash flows from the owners' businesses serve as the primary source of loan repayment. With a focus on cross-selling our other products and services, our commercial bankers may refer commercial banking clients to our treasury management and capital markets groups and refer the executives and owners of such clients to our private wealth group. These groups are discussed in detail below.

As a regular part of our business we participate in loan transactions that involve a number of banks, primarily in order to maintain and build client relationships with a view to cross-selling products and/or originating loans for the borrowers in the future. Of our $10.1 billion in total loans at December 31, 2012, approximately $1.9 billion represented our participation in syndications agented or led by other banks (including both shared national credits ("SNCs") and non-SNCs) and, of that, approximately $1.5 billion represented exposure solely to other banks' SNCs. The Bank earns interest income on its pro-rata portion of these loans.

Illinois, Specialty and National Commercial Banking. The Illinois commercial banking group targets primarily Illinois-based middle market clients with $10 million to $2 billion in revenue. Closely related to this group are select specialty banking groups focused on healthcare, architecture, engineering and construction, asset-based lending, and security alarm finance. We believe it is appropriate to provide more individualized assistance to these niche clients due to their specific needs, which may differ from the needs of more general commercial clients. The specialty groups employ bankers with many years of experience in these industries and market primarily to Illinois-based businesses, many of which have a national scope. The national commercial banking group manages middle market commercial banking teams in the markets outside of Illinois in which we have branch banking operations - Atlanta, Detroit, Kansas City, Milwaukee and St. Louis. In these areas, we serve clients with $10 million to $2 billion in revenue. In our business development markets - Cleveland; Denver; Des Moines; Fairfield, Connecticut; and Minneapolis - we focus on companies with $50 million to $2 billion in revenue. During 2012, commercial and industrial loans increased $1.2 billion, of which approximately $800 million was originated within the Illinois commercial banking group.

Commercial Real Estate. Our commercial real estate business focuses on the needs of commercial real estate professionals including professional commercial and residential real estate developers and investors. The majority of our clients are based within our geographic footprint, though properties financed may be located in other regions. We provide funding for construction, acquisition, redevelopment, working capital, and refinancing of retail, industrial, office and multifamily properties. Our commercial real estate specialists are located in the Chicago, Denver, Detroit, Milwaukee, Minneapolis and St. Louis markets. Given the challenges in the commercial real estate industry during the past few years, we have reduced the size of our commercial real estate portfolio through selective exits and workouts/sales of commercial real estate credits in order to increase our commercial and industrial focus. However, we recognize the long term value in serving commercial real estate clients and will continue to provide products and services to these clients, taking appropriate risk management into account. As of December 31, 2012, commercial real estate loans as a percentage of total loans were 26%, a decrease from 30% at December 31, 2011 and 32% at December 31, 2010.

Treasury Management. We provide comprehensive services for commercial clients to manage their cash and liquidity, including receivables and payables services, reporting, reconciliation and data integration solutions and demand deposit account and/or investment options for optimizing balances. During 2012, we earned treasury management fees of $21.5 million, representing an increase of 18% over the prior year. Our clients receive a credit against treasury management fees based on an earned credit rate we apply to their non-interest bearing deposit balances. We may change that rate from time to time and this, as well as interest rate changes, could impact the balances our clients maintain in non-interest bearing accounts as well as the size of the credit they may receive. Either of these factors could cause our receipt of treasury management fees to vary.

Capital Markets. We assist clients with their unique financial markets and risk management objectives by providing interest rate and foreign exchange services. With respect to interest rate hedging, we offer clients interest rate swaps, rate caps, floors and collars, rate swaptions and cancellable interest rate swaps. To assist clients with their currency management, we help clients establish foreign exchange policy, budgeting, contract negotiation, risk management and research advisory services; foreign currency wire transfers, drafts, cash letter deposits and collections; and forwards, window forwards, swaps and options. New regulations adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") will soon require certain swaps to be cleared through a clearinghouse. The implementation of this and other Dodd-Frank Act requirements, could potentially impact the prospects for our capital markets business, and the demand for its products and the types of products it may cost-effectively offer may be diminished. During 2012, we earned capital market fees (including credit valuation adjustments) of $26.0 million, representing an increase of 34% over the prior year.

Syndications. Our syndications team helps us to both generate fee revenue and strategically manage our loan portfolio. In larger transactions, we may underwrite loans on a best efforts basis (in which we commit only a portion of the total loan, pro-rata with other banks, and the borrower obtains the full loan request only if the syndications team arranges sufficient commitments from other banks) or we may fully underwrite loans (in which we lend the full amount to the client but then syndicate portions of that loan to other banks). As a result, syndications may assist us with decreasing credit exposure linked to individual client relationships and/or decreasing loan concentrations by industry, type or size. Whether syndicated on a fully underwritten or a best efforts basis, we receive an administrative agent and arranger's fee plus interest on the portion of the loan we retain.

Total syndication fee revenue was $9.1 million in 2012. While from time to time we may syndicate larger loans already on our balance sheet, syndication fees are primarily tied to loan origination activity and can therefore fluctuate from quarter to quarter. During 2012, our syndication fee revenue came primarily from loans originated in our Illinois commercial banking group (43%) and our national commercial banking group (37%).

Community Banking

Retail Banking. Through a network of 19 branch locations in and around Chicago, community banking provides personal and business banking and investment products and services including checking, savings, money market, certificates of deposit ("CDs"), home equity loans and lines of credit, business-specific banking and other tailored solutions. We also provide internet -based deposit services. Community banking typically targets individual clients with up to $250,000 in investable assets and lending needs of up to $3.5 million. Community banking relationship managers offer mortgage services to clients through the residential mortgage banking team. As of December 31, 2012, deposits from community banking clients comprised 12% of our total deposits compared to 13% as of December 31, 2011.

We plan to further develop our community banking platform as part of our strategy to attract core deposits, our primary funding source to support our commercial lending activities. In recent quarters, with significant liquidity in the banking system, our deposit mix has been comprised primarily of corporate accounts which tend to be considerably larger and where account balances may fluctuate significantly depending on client cash flows and investment opportunities. Our goal is to diversify our overall funding base over time in order to increase the granularity and stability of our core deposits. We may seek attractive opportunities to expand our branch network in an effort to increase retail deposits in selected markets in the greater Chicago area. Depending on market factors, we may also consider potential strategic acquisitions of bank branches or other financial institutions, including possible FDIC-assisted acquisitions, if we are able to negotiate transactions on financial terms acceptable to us.

Residential Mortgage Banking. We offer a full range of residential mortgage loans for purchasing or refinancing 1-4 family residential properties. We generally use a correspondent model in which we originate loans, and sell the majority of these loans in the secondary market, based on the underwriting standards of investors who then service them. We make certain representations and warranties to the purchasers of the loans upon sale, many centering on the quality of our review and underwriting processes. If we are found to have breached these representations (for example, if we did not correctly adhere to the purchaser's underwriting standards), we could be required to repurchase the outstanding amount of the applicable loan. Because of this risk, we focus significant attention on the thoroughness of the origination processes. The losses arising from these limited recourse obligations in 2012, 2011 and 2010 were not material. We originate and retain some mortgages in our portfolio, generally jumbo loans with high credit-quality borrowers or a small number of loans which our investors ultimately decide not to purchase. We do not service loans for other entities at this time. In 2012, we increased our total number of mortgage originators from 21 to 28, and we originated approximately $682 million of first mortgage loans. In addition, we employ five mortgage originators who specialize in reverse mortgages and we broker reverse mortgages for sale to third parties. The Dodd-Frank Act created the Consumer Financial Protection Bureau (the "CFPB"). The CFPB has proposed regulations, and is expected to propose significant additional regulations, which may impact our mortgage business, including its profitability, processes and products we provide. For more information, see "Risk Factors" in Item 1A of this Form 10-K.

Small-Business Banking. Small-business banking responds to the personal and corporate banking needs of small businesses, as well as their owners and executives, while targeting commercial clients with business revenue up to $10 million. This group offers commercial lending and treasury management services and products similar to those of our commercial banking group, but of a smaller size. This group operates primarily through a Chicago-based team. We may consider further expansion in other regions. Our strategy for small-business banking includes using our branch networks and our team of business bankers to attract new small-business clients in order to diversify our loan portfolio and funding base. This client acquisition strategy includes targeted sales programs, marketing campaigns, community involvement and client referrals. To the extent such individuals have significant personal assets, we refer such clients to our private wealth group and its dedicated team of private bankers. During the past three years, we hired an experienced leader and increased the number of business bankers dedicated to small-business banking, with an increase of 15 dedicated small-business bankers during that time. As of December 31, 2012, small-business banking's loan portfolio was approximately $143 million (representing 1% of our total loan portfolio at that time), including approximately $69 million in covered loans, which continue to run off. During 2012, small-business banking added 107 new client relationships, effectively offsetting the run off in the covered loan portfolio.

Private Wealth

Our private wealth business offers high net-worth clients (those with more than $1 million in investable assets) private banking, investment management, trust, custody and escrow services. Most clients in this business are individuals, but we assist some corporate clients with liquidity management. We offer our private wealth services mostly in the Chicago market, but have recently expanded to St. Louis and Michigan. As part of the Company's focus on cross selling, we focus on cross-selling private wealth services across our lines of business to executives and business owners who have a commercial banking relationship with us.

Private Banking. Our private banking services include residential secured loans and as well as lines of credit used for liquidity purposes that are primarily secured by marketable securities. Our private bankers work closely with our investment advisers and often introduce our investment advisory services to our private banking clients. The private banking portion of our private wealth group also had a significant deposit base of $1.1 billion as of December 31, 2012.

Trust and Investments. With respect to our trust and investment services, we act as fiduciary and investment manager for individual and corporate clients which includes creating asset allocation strategies tailored to each client's unique situation while using third-party investment managers to execute these strategies. For managed assets, we offer financial advice and act either in a trustee or agency capacity. Custody and escrow services are considered non-managed in which we administer and safeguard assets but do not provide financial advice. During 2012, regulatory changes required that certain companies utilize a "qualified custodian," such as the Bank, for the administration and custody of their clients' assets. This regulatory change helped spur an increase in custody assets as a percentage of assets under management and administration ("AUMA") from 37% at December 31, 2011 to 45% as of December 31, 2012. However, fees earned on "qualified custodian" and escrow assets are typically a flat fee structure and are significantly lower than fees recognized on standard custody and managed assets, which are generally based on the market value of the assets on the last day of the prior quarter or month and are therefore subject to volatility. Total AUMA increased from $4.3 billion at December 31, 2011 to $5.2 billion at the end of 2012. Approximately 90% of our 2012 Trust and Investment fee revenue related to managed assets.

We also earn certain non-recurring fees such as tax preparation fees, estate settlement and court-appointed guardian fees. Additionally, through a wholly-owned subsidiary, Lodestar Investment Counsel, LLC, we offer investment advisory services to individuals, families, and foundations with greater than $500,000 of investable assets. This subsidiary creates its own asset allocation strategies independent of the private wealth business.

Lending Activities

We provide a range of commercial, real estate and personal lending products and services to our clients. While the majority of our client relationships today are Chicago-based, many of our clients do business around the country and we have loans secured by real estate in a number of other geographic regions.

We have adopted comprehensive loan policies that include disciplined credit underwriting standards. The goal of our lending program is to meet the credit needs of our diverse client base while using sound credit principles to protect our asset quality. We strive to provide a reliable source of credit, a variety of lending alternatives, and sound financial advice to our clients. When extending credit, our decisions are based upon our client's ability to repay the loan, as well as the value of any collateral securing the loan. Our assessment of the quality and integrity of the borrower are also key considerations in the loan approval process. Our bankers monitor loan performance and maintain regular contact with our clients. Our credit risk management team actively manages and monitors the loan portfolio, including performing, nonperforming, and stressed credits, and provides workout and nonperforming asset disposition-related activities.

In conjunction with our middle market strategy, our lending activities may involve larger credit relationships. At December 31, 2012, we had 97 unique obligors with credit commitments of $25 million or more totaling $3.1 billion. Of this total commitment at December 31, 2012, we had $1.7 billion in loans outstanding, or 17% of our loan portfolio, to 81 unique obligors in amounts in excess of $25 million. Some of these obligors may be related to other obligors as guarantors or share related ownership structures with other obligors. Approximately 80% of these large obligors are commercial and industrial businesses; the remaining exposure relates primarily to commercial real estate loans. Of our largest commitments, five unique obligors with commitments of $50 million or more represented $332.5 million in total commitments at December 31, 2012, compared to five unique obligors at December 31, 2011 totaling $302.5 million in total commitments. As of December 31, 2012, $50.5 million of these largest commitments was outstanding, compared to $15.0 million at December 31, 2011. These credits, as well as larger credit relationships, are subject to increased scrutiny in our credit approval process.

Commercial

At December 31, 2012, commercial loans, excluding commercial real estate loans discussed below, comprised 64% of our loan portfolio, and include lines of credit, term loans, and letters of credit, which may have multi-year commitments. Average loan balances were $1.8 million and $1.6 million for the years ended December 31, 2012 and 2011 respectively. Our commercial lines of credit typically are limited to a percentage of the value of the assets securing the line, and are typically priced by a floating rate formula. In general, lines of credit are reviewed annually and are supported by accounts receivable, inventory and/or equipment. Depending on the risk profile of the borrower, we may require periodic aging of receivables, and inventory and equipment listings to verify the quality of the borrowing base prior to advancing funds. Our term loans are typically secured by the assets of our clients' businesses and have maturities between one to five years, with either floating or fixed rates of interest. In certain circumstances, there may be an interest rate floor. We issue standby or performance letters of credit, and are able to service the international needs of our clients through correspondent banks. We use the same underwriting standards for letters of credit and other unfunded commitments that we would use for funded loans.

Commercial loans contain risks unique to the business and market of each borrower. In order to mitigate these risks, we seek to gain an understanding of the business and industry of each borrower; require appropriate reporting, financial, and/or operating covenants; and regularly evaluate our collateral position. Our commercial lending underwriting process includes an evaluation of the borrower's financial statements and projections with an emphasis on operating results, cash flow, liquidity and underwriting ratios, as well as the collateral value, to determine the level of creditworthiness of the borrower. These loans may be secured by a first priority security interest in the assets of the borrower and may require the support of a personal guarantee of one or more of the principals of the borrower. From a risk management standpoint, whether the commercial loans are originated within commercial banking or small-business banking, substantially the same credit policies are used.

Commercial Real Estate

At December 31, 2012, commercial real estate loans comprised 26% of our loan portfolio. Average loan balances were $2.1 million and $1.7 million for the years ended December 31, 2012 and 2011 respectively. Our commercial real estate portfolio is comprised of loans secured by various types of collateral including 1-4 family non-owner occupied housing units located primarily in our target market areas, multi-family real estate, office buildings, warehouses, retail space, mixed use buildings, and vacant land, the bulk of which is held for long-term investment or development. Commercial real estate loans are typically floating rate, with a term of one to five years, and are usually refinanced with outside permanent financing. Commercial real estate loan concentrations by collateral type are monitored as part of our credit risk management process.

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

Construction

At December 31, 2012, construction loans comprised 2% of our loan portfolio. Average loan balances were $1.5 million and $1.7 million for the years ended December 31, 2012 and 2011 respectively. Our construction loan portfolio consists of single-family residential properties, multi-family properties, and commercial projects, and includes both investment properties and properties that will be owner-occupied. As with commercial real estate loans, we monitor our construction loan concentrations as part of our risk management program.

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

Residential, Home Equity, and Personal

At December 31, 2012, residential, home equity, and personal loans comprised 8% of our loan portfolio. Average loan balances were $728,000 and $802,000 for the years ended December 31, 2012 and 2011 respectively.

Residential Mortgage. We have purchase and refinancing mortgage sales teams in each of the Chicago, St. Louis, Milwaukee and Detroit markets. These residential mortgage loans are secured by 1-4 family residential properties generally located near our mortgage sales centers; however, lending outside these areas can occur. We sell the majority of the residential mortgage loans we originate into the secondary market.

Other Consumer Loans. The majority of our other consumer loan portfolio is comprised of home equity loans and lines of credit, and, to a lesser extent, car loans (mostly for used cars) and secured and unsecured consumer loans, often used to fund educational costs or to consolidate debt. Home equity loans and lines of credit are generally secured by second mortgages on 1-4 family residential properties. Since we sell the majority of the residential mortgages we originate, we are often second lien holders on these properties. We do not sell the home equity loans or lines of credit to investors. Other consumer loans include secured and unsecured consumer loans, the majority of which are term loans. Consumer loans generally have shorter terms and lower balances with higher yields as compared to residential real estate loans. Our personal loan portfolio consists largely of loans for investment asset acquisition (which may be secured by marketable or nonmarketable investment securities) and for general liquidity purposes, including lines of credit which may be unsecured. Due to our client relationship focus, which includes lending to entrepreneurs, some of these loans can be sizeable. As of December 31, 2012, the aggregate amount of such personal loans was approximately 2% of total loans.

For more information regarding the composition of our loan portfolio, see "Loan Portfolio and Credit Quality" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 4 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K. For information regarding our unfunded commitments, see Note 19 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Deposits

We rely on a relationship-driven approach to generate client deposits and we regard client deposits as our primary source of funding. During 2012, we focused on an organic deposit growth initiative and saw our total deposits increase from $10.4 billion at December 31, 2011 to $12.2 billion at year-end 2012. Consistent with the activity seen in the first quarter of 2012, we have experienced some deposit outflows in the first quarter of 2013 to date. Client deposits represented 97% of these total deposits at December 31, 2012 and almost all of our total deposits at December 31, 2011. Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts which are typically larger than retail accounts. We have built a suite of deposit and cash management products and services that support our efforts to attract and retain corporate client accounts. At December 31, 2012, we had 18 client relationships in which each had more than $75 million in deposits, totaling $3.1 billion, or 26% of total deposits. In comparison, at December 31, 2011, we had 13 client relationships in which each had more than $75 million in deposits, totaling $2.2 billion, or 21% of total deposits. At both periods, over half of the deposits greater than $75 million were from financial services-related businesses, including omnibus accounts from broker-dealer and mortgage companies representing underlying accounts of their customers that may be eligible for pass-through deposit insurance limits. We had 27 client relationships at December 31, 2012 in which each had more than $50 million in total deposits, compared to 30 such relationships at December 31, 2011. These deposits totaled $3.6 billion, or 30% of total deposits and $3.2 billion, or 31% of total deposits at December 31, 2012 and 2011, respectively. Our ten largest depositor accounts totaled $2.4 billion, or 19% of total deposits, at December 31, 2012. Commercial deposits are held in various deposit products we offer, including interest-bearing and non-interest bearing demand deposits, CDARS®, savings and money market accounts. The CDARS® deposit program allows clients to obtain greater FDIC deposit insurance for time deposits in excess of the FDIC insurance limits. Through our community banking and private wealth groups, we offer a variety of personal banking products, including checking, savings and money market accounts and CDs, which serve as an additional source of client deposits.

We also maintain access to a number of wholesale funding sources including brokered time deposits, which we utilize to supplement our client deposits as needed to fund asset growth and manage liquidity. Brokered time deposits, excluding client-related CDARS®, were 3% and less than 1% of total deposits at December 31, 2012 and 2011, respectively.

For information regarding our deposits, see "Funding and Liquidity Management" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 9 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Investment and Hedging Activities

We maintain a managed investment portfolio intended to provide liquidity, maximize risk-adjusted total return, and provide a means to modify our asset/liability position as deemed appropriate. We invest primarily in residential mortgage-backed securities and collateralized mortgage obligations backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises and bank-qualified tax-exempt obligations of state and local political subdivisions. Under our investment policy, we also may invest in U.S. Treasury, U.S. Agency or other securities. The investment portfolio is one of the tools used to manage our net asset/liability position by countering the interest rate risk characteristics of the loan portfolio. For information regarding our investment portfolio, see "Investment Portfolio Management" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 3 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

We also use interest rate derivatives as part of our asset liability management strategy to hedge interest rate risk in our primarily floating-rate loan portfolio to convert certain floating-rate commercial loans to fixed rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. Depending on market conditions, we may expand this program and enter into additional interest rate swaps. For more information regarding our use of these cash flow hedges, and their potential impact on interest income and other non-interest income on our Consolidated Statements of Income, see Note 18 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

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

Many of the products within the financial services industry have become commoditized over the past few years and therefore competition is very strong. Given the changing nature of the banking industry, we could experience new deposit competition from a variety of sources including investment banks and finance companies. For private wealth services, we compete with local, regional and national brokerage firms, wealth consulting firms and investment managers, any of which may be either standalone entities or part of larger financial services institutions. Also, because our private wealth division does not create or offer its own propriety investment products, we are not incentivized to encourage clients to purchase our products, thereby enhancing the independent nature of our advice. In mortgage banking, we compete not only with commercial banks, both large and small, that have operations in our locations, but also with mortgage brokers of various sizes. In all areas, we work to distinguish ourselves through consistent delivery of superior levels of personal service, customized solutions and responsiveness expected by our clients.

Some of our competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured state chartered banks, national banks and federal savings banks, and may be able to price loans, deposits and other products and services more aggressively. In addition, other competitors, because of their size or retail branch networks, may have greater access to lower cost capital and/or deposits and therefore may be able to compete more effectively on loan pricing or terms.

We face competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon the ability to attract new employees and retain and motivate existing employees.

For more information on competition-related and other risks facing the Company, see "Risk Factors" in Item IA of this Form 10-K.

Segments

For information regarding our business segments, which include Banking, (commercial banking, community banking and the private banking business within private wealth), Trust and Investments and Holding Company Activities, see "Operating Segments Results" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 21 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

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

Bank Holding Company Regulation

PrivateBancorp is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the "FRB") pursuant to the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act of 1956, as amended, and the regulations issued thereunder are collectively referred to as the "BHC Act"), and we are subject to regulation, supervision and examination by the FRB.

Minimum Capital Requirements. The FRB adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the FRB's risk-based guidelines, capital is classified into two categories, Tier 1 and Tier 2 capital.

For bank holding companies, Tier 1 capital, or core capital, consists of the following items, all of which are subject to certain conditions and limitations: common stockholders' equity and retained earnings; qualifying noncumulative perpetual preferred stock including related surplus and senior perpetual preferred stock issued to the U.S. Treasury under its TARP including related surplus; qualifying cumulative perpetual preferred stock including related surplus subject to certain limitations; qualifying trust preferred securities; minority interests in the common equity accounts of consolidated subsidiaries; and is reduced by goodwill, specified intangible assets, and certain other assets. For bank holding companies, Tier 2 capital, or supplementary capital, consists of the following items, all of which are subject to certain conditions and limitations: the allowance for loan losses; perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt and mandatory convertible debt securities; unrealized holding gains on equity securities; and term subordinated debt and intermediate-term preferred stock.

Under the FRB's current capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The FRB has established a minimum leverage ratio of Tier 1 capital to total assets of 3% for strong bank holding companies (those rated a composite "1" under the FRB's rating system). For all other bank holding companies, the minimum leverage ratio of Tier 1 capital to total assets is 4%. In addition, the FRB continues to consider the Tier 1 leverage ratio (after deducting all intangibles) in evaluating proposals for expansion or new activities.

Under its current capital adequacy guidelines, the FRB emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate above the minimum ratios. These guidelines also state that banking organizations experiencing growth, whether internally or by making acquisitions, are expected to maintain strong capital positions substantially above the minimum levels. The FRB may also require a banking organization to maintain capital above the minimum levels based on factors such as the organization's financial condition or anticipated growth.

As of December 31, 2012, under the FRB's current capital guidelines, our total risk-based capital ratio was 13.13%, our Tier 1 risk-based capital ratio was 10.48% and our leverage ratio was 9.50%. See the "Capital - Capital Management - Capital Measurements" section in Item 7, "Management's Discussion and Analysis of Financial Condition - Results of Operations" and Note 17 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K for more information regarding our capital ratios and the minimum regulatory guidelines.

In June 2012, U.S. banking regulators released notices of proposed rulemaking that would revise and replace the agencies' current regulatory capital requirements to align with the Basel III international capital standards and to implement certain changes required by the Dodd-Frank Act. The proposal is generally expected to require U.S. banks to hold higher amounts of capital, especially common equity, against their risk-weighted assets. The timing of the implementation of the proposed rulemaking remains uncertain.

See the "Dodd-Frank Wall Street Reform and Consumer Protection Act" and "Proposed Changes to Regulatory Capital" below for additional information regarding the proposed changes to the regulatory capital requirements.

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

The Gramm-Leach-Bliley Act allows bank holding companies that are in compliance with certain requirements to elect to become "financial holding companies." Financial holding companies may engage in a broader range of activities than is otherwise permitted for bank holding companies. At this time, PrivateBancorp has not elected to become a financial holding company.

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

Tie-in Arrangements. Under the BHC Act and FRB regulations, we are prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, or sale of property or furnishing of services. Accordingly, we may not condition a client's purchase of one of our services on the purchase of another service, except with respect to traditional banking products.

Interstate Banking and Branching Legislation. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), bank holding companies that are well capitalized and managed are allowed to acquire banks across state lines subject to certain limitations. States may prohibit interstate acquisitions of banks that have not been in existence for at least five years. The FRB is prohibited from approving an application for acquisition if the applicant controls more than 10% of the total amount of deposits of insured depository institutions nationwide. In addition, interstate acquisitions may also be subject to statewide concentration limits.

Furthermore, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. Approval of interstate bank mergers is subject to certain conditions, including: well capitalized and well managed standards, CRA compliance and deposit concentration limits, compliance with federal and state antitrust laws and compliance with applicable state consumer protection laws. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law. In addition, the Interstate Banking Act, as amended by the Dodd-Frank Act, also now permits a bank, with the approval of the appropriate federal and state bank regulatory agencies, to establish a de novo branch in a state other than the bank's home state if the law of the state in which the branch is to be located would permit establishment of the branch if the out of state bank were a state bank chartered by such state.

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

Dividends. The FRB has issued an updated policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should inform the FRB and should eliminate, defer or severely limit the payment of dividends if (i) the bank holding company's net income for the past four quarters is not sufficient to fully fund the dividends; (ii) the bank holding company's prospective rate of earnings retention is not consistent with the bank holding company's capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The policy statement also provides that the FRB should be informed in advance prior to declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization's capital structure. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends.

In addition to the restrictions on dividends imposed by the FRB, Delaware law also places limitations on the ability of a corporation to pay dividends. Corporations may only pay dividends out of surplus or net profits in accordance with Delaware law. The ability of a holding company to pay dividends may also depend on the receipt of dividends from its banking subsidiaries. During 2010, 2011 and 2012, our subsidiary bank did not make any dividend payments to the holding company and we used the cash maintained at the holding company level to pay dividends.

Bank Regulation

Our subsidiary bank is subject to extensive supervision and regulation by various federal and state authorities. Additionally, as an affiliate of the Bank, PrivateBancorp is also subject, to some extent, to regulation by the Bank's supervisory and regulatory authorities. The Bank is an Illinois state-chartered bank and as such, is subject to supervision and examination by the Illinois Department of Financial and Professional Regulation, as a FRB non-member bank, its primary federal regulator, the FDIC and, as a depository institution with more than $10 billion in assets, the Consumer Financial Protection Bureau (the "CFPB") relative to consumer protection laws.

Regulatory Approvals and Enforcement. Federal and state laws require banks to seek approval by the appropriate federal or state banking agency (or agencies) for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office and, in some cases to engage in new activities or form subsidiaries.

Federal and state statutes and regulations provide the appropriate bank regulatory agencies with great flexibility and powers to undertake enforcement actions against financial institutions, holding companies or persons regarded as "institution affiliated parties." Possible enforcement actions range from the imposition of a capital plan and capital directive to a cease and desist order, civil money penalties, receivership, conservatorship or the termination of deposit insurance.

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

Monetary Policy. The Bank is affected by the credit policies of the FRB, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans and paid on deposits. The FRB's monetary policies have had a significant effect on the operating results of commercial banks in the past and this trend is likely to continue in the future.

Dividends. Federal and state laws restrict and limit the dividends the Bank may pay. Under the Illinois Banking Act, the Bank, while continuing to operate a banking business, may not pay dividends of an amount greater than its net profits after deducting losses and bad debts. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well secured and in the process of collection.

In addition to the foregoing, the ability of the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), as described below.

Reserve Requirements. The Bank is subject to FRB regulations requiring depository institutions to maintain non-interest-earning reserves against its transaction accounts. For net transaction accounts in 2013, the first $12.4 million of a bank's transaction accounts (subject to adjustments by the FRB) are exempt from the reserve requirements. The FRB regulations generally require 3% reserves on a bank's transaction accounts totaling between $12.4 million and $79.5 million. For transaction accounts totaling over $79.5 million, FRB regulations require reserves of $2.0 million plus 10% of the amount over $79.5 million.

Cross-Guaranty. Under the Federal Deposit Insurance Act ("FDI Act"), an insured institution that is commonly controlled with another insured institution shall generally be liable for losses incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled insured institution, or for any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default.

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

Capital Requirements and Prompt Corrective Action. FDICIA currently defines five capital levels: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

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

Insurance of Deposit Accounts. Under FDICIA, the Bank, as a FDIC-insured institution, is required to pay deposit insurance premiums based on the risk it poses to the Deposit Insurance Fund ("DIF"). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve required ratios in the insurance fund and to impose special additional assessments.

In February 2011, the FDIC approved final rules amending the deposit insurance assessment regulations. The rules implement a provision in the Dodd-Frank Act that broadens the assessment base from one based on domestic deposits to one based on total assets less average tangible equity. In addition to broadening the assessment base, the rules establish a separate risk-based assessment system for "large institutions" with more than $10 billion in assets and for other large, highly complex institutions. Prior to the rules taking effect, the deposit insurance assessment rate for insured institutions was assessed based primarily on capital and supervisory information, including examination ratings and certain other factors. The rules adopted in 2011 eliminated the risk categories for large institutions and made the assessment rate a function of examination ratings, a performance component (which is designed to assess the institution's financial performance and ability to withstand stress), a loss severity component (which is designed to assess the level of potential loss in a failure scenario), and other factors and considerations. Under these rules, large institutions are subject to different minimum and maximum total assessment rate ranges. The ranges are subject to certain adjustments by the FDIC without further rulemaking. The FDIC intends for the new large bank pricing system to result in higher assessments for banks with high-risk asset concentrations, less stable balance sheet liquidity, or potentially higher loss severity in the event of failure. The rules took effect April 1, 2011 and were used to calculate assessments beginning in the second quarter of 2011.

In October 2008, the FDIC published a restoration plan to reestablish the DIF to the statutory required minimum percentage of deposits, and has amended the plan from time to time thereafter. As part of the restoration plan, the FDIC increased risk-based assessment rates. In November 2009, the FDIC approved a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments were recorded as a prepaid expense against which future quarterly assessments are applied. In 2009 we paid $57.0 million in deposit insurance prepayments through 2012. Depending on our performance, any growth and other factors, this prepayment may be more or less than the aggregate insurance assessments ultimately owed by us through 2012.

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

Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution's lending performance, particularly to low- and moderate income individuals and neighborhoods and small businesses in its assessment areas; (b) investment, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and small businesses; and (c) service, to evaluate the institution's delivery of products and services through its branches, and automated teller machines as well as its service to the community. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank was assigned a "satisfactory" rating at its most recent CRA examinations.

Anti-Money Laundering & OFAC Sanctions Programs. The Bank Secrecy Act ("BSA"), as amended by the USA PATRIOT Act of 2001, imposes significant obligations on financial institutions to detect and deter money laundering and terrorist financing. Financial institutions are required to establish programs designed to implement BSA requirements that include: verifying customer identification, reporting certain large cash transactions, responding to requests for information by law enforcement agencies, and monitoring, investigating and reporting suspicious transactions or activity. The U.S. Treasury's Office of Foreign Assets Control ("OFAC") enforces economic and trade sanctions based on U.S. foreign policy and national security goals against entities such as targeted foreign countries, terrorists, international narcotics traffickers, and those engaged in the proliferation of weapons of mass destruction. We are subject to these rules and have implemented policies, procedures and controls to comply with the anti-money laundering regulations and the OFAC sanctions programs.

Compliance with Consumer Protection Laws. Our Bank is subject to many state and federal statutes and regulations designed to protect consumers, such as, the CRA, the Truth in Lending Act (Regulation Z), the Truth in Savings Act (Regulation DD), the Equal Credit Opportunity Act (Regulation B), the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act (Regulation C) and the Fair and Accurate Credit Transactions Act. Among other things, these statutes and regulations:

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

As a result of the Dodd-Frank Act, the CFPB now has broad authority to amend existing federal consumer compliance regulations and implement new such regulations. See "Dodd-Frank Wall Street Reform and Consumer Protection Act" below.

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

Allowance for Loan and Lease Losses. In December 2006, the federal bank regulatory agencies issued an Interagency Policy Statement revising their previous policy on the Allowance for Loan and Lease Losses ("ALLL"), which was issued in 1993. The policy statement was updated to ensure consistency with U.S. generally accepted accounting principles ("U.S. GAAP") and post-1993 supervisory guidance. According to the revised policy statement, the ALLL represents one of the most significant estimates in an institution's financial statements and regulatory reports. Because of its significance, each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the ALLL and the provision for loan and lease losses.

The policy statement provides that to fulfill this responsibility, each institution should ensure controls are in place to consistently determine the ALLL in accordance with U.S. GAAP, the institution's stated policies and procedures, management's best judgment and relevant supervisory guidance. Consistent with long-standing supervisory guidance, the policy states that institutions must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Estimates of credit losses should reflect consideration of all significant factors that affect the collectability of loans in the portfolio as of the evaluation date. Arriving at an appropriate allowance involves a high degree of management judgment and results in a range of estimated losses.

FDIC Temporary Liquidity Guarantee Program

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program ("TLGP") to strengthen confidence and encourage liquidity in the banking system. The program was comprised of two voluntary components: the Transaction Account Guarantee Program ("TAGP") and the Debt Guarantee Program ("DGP").

Transaction Account Guarantee Program. Pursuant to the TAGP, the FDIC fully insured, without limit, qualifying transaction accounts held at qualifying depository institutions through December 31, 2010. Qualifying transaction accounts included non-interest-bearing transaction accounts, Interest on Lawyers Trust Accounts ("IOLTAs") and Negotiable Order of Withdrawal ("NOW") accounts with interest rates less than 0.5%. The FDIC assessed a fee equal to 10 basis points on transaction account deposit balances in excess of the $250,000 insured limit, which was subsequently increased to 15 to 25 basis points depending upon an institution's deposit insurance assessment risk category. As provided by the Dodd-Frank Act, as discussed below, the

FDIC insured the full balance of non-interest bearing transaction accounts, including IOLTAs but not NOW accounts, through December 31, 2012, replacing the TAGP at the end of 2010. Beginning on January 1, 2013, non-interest bearing transaction accounts are now insured under the FDIC's general deposit insurance coverage rules.

Debt Guarantee Program. Pursuant to the DGP, eligible entities were permitted to issue FDIC-guaranteed senior unsecured debt in an amount up to 125% of the entity's senior unsecured debt outstanding as of September 30, 2008. PrivateBancorp did not issue any guaranteed debt under the DGP.

2008 Emergency Economic Stabilization Act and American Recovery and Reinvestment Act of 2009

On October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act ("EESA"). EESA authorized the Secretary of the U.S. Treasury to purchase up to $700 billion in troubled assets from qualifying financial institutions pursuant to the TARP. On October 14, 2008, the U.S. Treasury, pursuant to its authority under EESA, announced the CPP. Pursuant to the CPP, qualifying public financial institutions could issue senior preferred stock to the U.S. Treasury. The proceeds from the issuance of preferred stock were included in the financial institution's Tier 1 capital. The senior preferred stock paid a 5% dividend per annum until the fifth year of the investment and 9% per annum thereafter. In addition to the senior preferred stock, participating public financial institutions were required to issue a warrant to the U.S. Treasury for the purchase of common stock in an amount equal to 15% of the preferred stock investment. Financial institutions participating in the CPP were required to comply with certain restrictions, including restrictions on redemption, dividends, repurchases and executive compensation.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the "Recovery Act") was signed into law. Included among the many provisions of the Recovery Act were restrictions affecting financial institutions that were participants in the TARP. These restrictions provided that during the period in which any obligation under the TARP remained outstanding, TARP recipients were subject to certain restrictions on the amount, for and timing of executive compensation and certain corporate governance standards.

In January 2009, we closed a transaction with the U.S. Treasury in order to participate in the CPP and issued preferred stock to the U.S. Treasury equal to $243.8 million and a warrant to purchase shares of common stock at an exercise price of $28.35 per share. We repurchased all of the preferred stock held by the U.S. Treasury in October 2012 and we repurchased the warrant in November 2012. The following executive compensation provisions of the Recovery Act are still applicable to the Company:

•
an incentive compensation "clawback" provision to cover "senior executive officers" (defined in this instance to mean the "named executive officers" for whom compensation disclosure is provided in the company's proxy statement) and the next 20 most highly compensated employees on incentive compensation earned during the time when preferred stock held by the U.S. Treasury was outstanding;

•
a limitation on incentive compensation paid or accrued to the five most highly compensated employees of the financial institution, subject to limited exceptions for certain commission-based compensation and pre-existing arrangements set forth in written employment contracts executed on or prior to February 11, 2009, and certain awards of restricted stock which may not exceed one-third of annual compensation are subject to a minimum two-year service period. This provision applies for compensation earned during the portion of 2012 when preferred stock held by the U.S. Treasury was outstanding; and

•
a provision that allows the U.S. Treasury to review compensation paid prior to enactment of the Recovery Act to senior executive officers and the next 20 most highly-compensated employees to determine whether any payments were inconsistent with the executive compensation restrictions of the EESA, as amended, TARP or otherwise contrary to the public interest.

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, President Obama signed into law the Dodd-Frank Act which has already significantly changed the financial regulatory landscape and will continue to affect the operating activities of financial institutions and their holding companies, as well as others. Although the full impact of the Dodd-Frank Act reforms on our business and revenues remain uncertain, the expected burden of compliance with the Dodd-Frank Act and its implementing rules and regulations (some of which are final while others are pending issuance or not yet proposed) is expected to increase our operating costs and reduce revenues. The Dodd-Frank Act includes provisions that, among other things:

•
Direct the federal bank regulatory agencies to review and propose new capital requirements applicable to banking institutions. The regulations are required to be, at a minimum, as stringent as current capital and leverage requirements and may limit the use of trust preferred securities and certain hybrid instruments, subordinated debt or similar instruments to meet capital requirements. See "Proposed Changes to Regulatory Capital" below for information regarding the rule proposals that have been released but are not yet finalized.

•
Require regulatory agencies to make capital requirements for bank holding companies countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•
Require financial institutions with more than $10 billion in assets, such as the Bank, to conduct annual stress tests. In October 2012, the FDIC, FRB and OCC issued a final rule requiring state nonmember banks and savings associations with total consolidated assets of more than $10 billion to conduct annual stress tests based on three different scenarios: baseline, adverse and severely adverse scenarios. The final rule requires each covered institution to calculate, based on specific scenarios provided to the covered institution by the FDIC, the impact on each institution's potential losses, pre-provision revenues, loan loss reserves, and pro forma capital positions, including the impact on capital levels and ratios, during the specified time period. In addition, covered institutions are required to disclose the results of their stress tests to the FDIC and a summary of such results to the public. The Bank will be required to commence stress testing in October 2013, and the reporting of stress testing results will be required for the 2014 stress testing cycle.

•
Increase the regulation of derivatives and hedging transactions. The regulations, among other things, impose additional reporting requirements, are expected to result in higher costs associated with new margin and capital requirements, mandate certain trades be executed through clearinghouses, and increase regulation of retail foreign exchange products offered by financial institutions.

•
Create the Financial Stability Oversight Council that will recommend to the FRB increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

•	Under the provisions known as the "Volcker Rule", limit and regulate financial institutions' ability to engage in proprietary trading or to own or invest in hedge funds and private equity funds.

•
Implement corporate governance provisions, including with regard to executive compensation, say on pay votes, proxy access by shareholders and "clawback" policies which apply to all public companies, not just financial institutions.

•	Require financial institutions to retain a specified percentage of certain non-traditional mortgage loans and other assets in the event that they seek to securitize such assets.

•
Centralize responsibility for consumer financial protection by creating a new agency, the CFPB, responsible for implementing, examining, and enforcing compliance with federal financial consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit "unfair, deceptive or abusive" acts and practices.

•
In January 2013, the CFPB finalized certain mortgage reform provisions (some of which are effective later in 2013 while the majority are effective in January 2014) impacting the Truth in Lending Act (TILA) and the Real Estate Settlement Procedures Act (RESPA) to, among other things:

•	expand the population of loans subject to higher cost loan regulations and additional disclosures.

•	prohibit certain compensation for mortgage brokers based on certain loan terms (e.g., compensation based on yield spread premiums).

•	more highly regulate mortgage servicing activities including error resolution, force placing insurance, and loss mitigation and collection activity.

•
require financial institutions to make a reasonable and good faith determination that borrowers have the ability to repay loans for which they apply. If a financial institution fails to make such a determination, a borrower can assert this failure as a defense to foreclosure.

•	impose appraisal requirements for high cost loans and loans secured by first lien residential mortgages.

•	Other regulatory changes proposed by the CFPB that are not yet final include provisions that:

•	propose to simplify and integrate the mortgage disclosures required under TILA and RESPA.

•	regulate electronic transfers of foreign currency originated by consumers.

Proposed Changes to Regulatory Capital Rules

In June 2012, U.S. banking regulators released notices of proposed rulemaking that would revise and replace the agencies' current regulatory capital requirements to align with the Basel III international capital standards and to implement certain changes required by the Dodd-Frank Act. The proposal is generally expected to require U.S. banks to hold higher amounts of capital, especially common equity, against their risk-weighted assets.

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

Previously, the proposals provided for implementation of the new capital requirements over a period of time commencing on January 1, 2013, with full phase in of most aspects to occur by 2019. The U.S. regulators delayed the January 2013 implementation date, however, and the timing remains unclear. Until the proposals are finalized, and the timing of the implementation of the new rules is determined, the ultimate impact of such rules on us, and the banking industry generally, remains uncertain.

Regulatory Framework for Liquidity

The Basel Committee on Banking Supervision has continued to modify and supplement a revised regulatory framework for liquidity management, commonly known as the Basel III liquidity framework, which provides for, among other things, a short-term liquidity measure (the Liquidity Coverage Ratio ("LCR")) and a longer-term liquidity measure (the Net Stable Funding Ratio ("NSFR")). The LCR is designed to measure the adequacy of liquid assets to meet potential net cash outflows over a 30 day period and the NSFR is designed to encourage stable funding over a one year time horizon. While U.S. federal bank regulatory agencies have indicated that they are considering implementing at least certain aspects of the Basel III liquidity framework in the United States, the timing, scope and details of the implementation remain unclear.

EXECUTIVE OFFICERS

Our executive officers are elected annually by our Board of Directors. Certain information regarding our executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since

Larry D. Richman (60)	President and Chief Executive Officer of PrivateBancorp and The PrivateBank since November 2007. Prior to joining the Company, Mr. Richman was President and Chief Executive Officer of LaSalle Bank, N.A. and President of LaSalle Bank Midwest N.A., which were sold to Bank of America Corporation on October 1, 2007. Mr. Richman began his career with American National Bank and joined Exchange National Bank in 1981, which merged with LaSalle Bank in 1990.	2007

C. Brant Ahrens (42)
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
		2007
Karen B. Case (54)	President of Commercial Real Estate Banking since October 2007. Prior to joining the Company, Ms. Case was Executive Vice President of LaSalle Bank, N.A. overseeing the Illinois Commercial Real Estate group. Prior to joining LaSalle in 1992, Ms. Case established and managed the Midwest real estate lending operations for New York-based Marine Midland Bank.	2007
Jennifer R. Evans (54)
General Counsel and Corporate Secretary of PrivateBancorp and The PrivateBank, since January 2010. During 2008 and 2009, Ms. Evans served as a consultant to various financial institutions, audit committees and public companies regarding compliance, regulatory and disclosure matters, and served on the board of directors, and on the audit and asset-liability management committees, of Evergreen Bank Group. Previous to that, Ms. Evans held the role of Executive Vice President and General Counsel for MAF Bancorp, Inc. and its subsidiary Mid America Bank from 2004 to 2007. Ms. Evans spent over 20 years at Vedder Price P.C., a Chicago-based law firm, as a partner and chair of its corporate securities practice group.
		2010
Bruce R. Hague (58)	President of National Commercial Banking since October 2007, with responsibility for our regional banking and commercial lending offices. Mr. Hague spent 15 years at LaSalle Bank, N.A., where he ultimately became Executive Vice President of National Commercial Banking, responsible for 23 regional banking offices, including all commercial regional offices located throughout the United States, International Corporate Banking, the LaSalle Leasing Group, Corporate Finance, and Treasury Management Sales.	2007
Kevin M. Killips (58)
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
		2009
Bruce S. Lubin (59)	President of Illinois Commercial and Specialty Banking since October 2007. From December 2009 to February 2012, he was also President of the Private Wealth group. Mr. Lubin was previously executive vice president and head of the Illinois Commercial Banking Group at LaSalle Bank, N.A. Mr. Lubin had been employed by LaSalle since 1990, when LaSalle acquired The Exchange National Bank of Chicago. Mr. Lubin was an employee of Exchange beginning in 1984.	2007
Kevin J. Van Solkema (52)
Mr. Van Solkema joined the Company in January 2008 and serves as Chief Credit Risk Officer. Mr. Van Solkema was previously employed by LaSalle Bank, N.A. as Deputy Chief Credit Officer. From March through June 2007, Mr. Van Solkema was employed by CitiMortgage before rejoining LaSalle Bank. In April 2004, Mr. Van Solkema was appointed Head of Consumer Risk Management for ABN AMRO North America/LaSalle Bank, which included responsibility for all credit and operational risk management activities for ABN AMRO Mortgage Group, as well as LaSalle Bank's consumer lending and portfolio mortgage units. Mr. Van Solkema was Head of Risk Management at Michigan National Bank prior to it being acquired by LaSalle in 2001.
		2008

Leonard Wiatr (65)	Mr. Wiatr joined the Company in March 2008 as Chief Compliance and Regulatory Affairs Officer and in May 2010 assumed the responsibility of Chief Risk Officer. Mr. Wiatr previously served at ABN AMRO and its subsidiary LaSalle Bank Corp. as Executive Vice President. Previous to that, Mr. Wiatr held the role of Examiner-In-Charge for Large Bank Supervision for the Office of the Comptroller of the Currency. Mr. Wiatr spent 33 years at the Office of the Comptroller of the Currency.	2010

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). These filings are available to the public over the Internet, free of charge through the investor relations section of our website at www.pvtb.com and through the SEC's website at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Copies of these documents also can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington D.C. 20549 or by calling 1-800-SEC-0330 for additional information on the operation of the public reference facility.

The following documents can be accessed through our web site or are available in print upon the request of any stockholder to our corporate secretary:

•	certificate of incorporation

•	by-laws

•	charters of our audit, compensation, and corporate governance committees of our board of directors

•	corporate code of ethics

•	excessive or luxury expenditures policy

Within the time period required by the SEC and The NASDAQ Stock Market, we will post on our web site any substantive amendment to our code of ethics and any waiver to the code of ethics applicable to any of our executive officers or directors. In addition, our website includes information concerning purchases and sales of our securities by our executive officers and directors. References to our website addressed in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

Our corporate secretary can be contacted by writing to PrivateBancorp, Inc., 120 South LaSalle Street, Chicago, Illinois 60603, Attn: Corporate Secretary. Our investor relations department can be contacted by telephone at (312) 564-2000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts may constitute forward-looking statements within the meaning of federal securities laws. Forward-looking statements represent management's beliefs and expectations regarding future events, such as our anticipated future financial results, credit quality, revenues, expenses, or other financial items, and the impact of business plans and strategies or legislative or regulatory actions. Forward-looking statements are typically identified by words such as "may," "might," "will," "should," "could," "would," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "project," "potential," or "continue" and other comparable terminology.

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include, but are not limited to:

•	unforeseen credit quality problems or further deterioration in problem loans that could result in charge-offs greater than we have anticipated in our allowance for loan losses;

•	slower than anticipated dispositions of other real estate owned which may result in increased losses and ongoing elevated foreclosed property expense;

•
continued uncertainty regarding U.S. and global economic recovery and economic outlook, and ongoing volatility in market conditions, that may impact credit quality or prolong weakness in demand for loans or other banking products and services;

•	unanticipated changes in interest rates;

•	competitive pricing trends;

•	lack of sufficient or cost-effective sources of liquidity or funding as and when needed;

•	loss of key personnel or an inability to recruit and retain appropriate talent;

•	uncertainty relating to recently proposed regulatory capital rules that could, depending on the nature of our assets, require us to maintain higher levels of regulatory capital;

•
uncertainty regarding implications of other changes in regulatory requirements relating to implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act that may negatively affect our revenues or profitability;

•	other legislative, regulatory or accounting changes affecting financial services companies and/or the products and services offered by financial services companies;

•	changes in monetary or fiscal policies of the U.S. Government; or

•	failures or disruptions to our data processing or other information or operational systems, including the potential impact of disruptions or breaches at our third party service providers.

Forward-looking statements are subject to risks, assumptions and uncertainties and could be significantly affected by many factors, including those set forth in the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-K as well as those set forth in our subsequent periodic and current reports filed with the SEC. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

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

Risks related to our business

A significant portion of our loan portfolio is comprised of commercial and industrial loans, many of which include larger credit relationships. The repayment of commercial loans is largely dependent upon the financial success and viability of the borrower and the state of the economy.

Our commercial and industrial loan portfolio, which includes owner-occupied commercial real estate, totaled $6.5 billion, or 64% of our total loan portfolio, at December 31, 2012, compared to $5.3 billion, or 59% of our total loan portfolio, at December 31, 2011. The repayment of the loans in our commercial and industrial portfolio is largely dependent upon the financial success and viability of the borrower. While there have been some improvements in the overall economy over the past year, certain indicators, such as the negative GDP rate in the fourth quarter 2012 and the persistently high unemployment rate, reveal ongoing uncertainty in the economic recovery. If the current economic conditions continue for a prolonged period or worsen, or if relevant markets or industries weaken considerably, our borrowers may experience depressed, or potentially dramatic or sudden, decreases in revenues that could hinder their ability to repay their loans.

Many of our commercial and industrial loans are secured by different types of collateral related to the underlying business, such as accounts receivable, inventory and equipment, which fluctuate in value. If we foreclose on underlying collateral in the event of default of any such loan, we may not be able to recover the full principal amount of the loan as the unique nature of certain collateral may make it difficult and costly to liquidate.

Many of our commercial and industrial loans involve larger relationships. At December 31, 2012, we had 97 unique obligors with credit commitments of $25 million or more totaling $3.1 billion. Of this total commitment at December 31, 2012, we had $1.7 billion in loans outstanding, or 17% of our loan portfolio, to 81 unique obligors in amounts in excess of $25 million. Some of these obligors may be related to other obligors as guarantors or share related ownership structures with other obligors. Approximately 80% of these large obligors are commercial and industrial businesses; the remaining exposure relates primarily to commercial real estate loans. Of our largest commitments, five unique obligors with commitments of $50 million or more represented $332.5 million in total commitments at December 31, 2012, compared to five unique obligors at December 31, 2011 totaling $302.5 million in total commitments. As of December 31, 2012, $50.5 million of these largest commitments was outstanding, compared to $15.0 million at December 31, 2011. These credits, as well as larger credit relationships, are subject to increased scrutiny in our credit approval process. Depending on collateral values, success of a workout strategy or the ability of a borrower to return to performing status, the unexpected occurrence of an event or development adversely impacting one or more of our large clients could materially affect our results of operation and financial condition.

The largest industry segment concentration within our commercial lending business is the healthcare industry. At December 31, 2012, 23% of the commercial loan portfolio, or $1.5 billion, was composed of loans within the healthcare industry, primarily loans in which the facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. We have a specialized niche in the nursing and residential care segment of the healthcare industry. Our clients and their ability to service debt may be adversely impacted by the financial health of state or federal payors and the ability of governmental entities, many of which have experienced budgetary stress in the recent economic environment, to make payments for services previously provided. As of December 31, 2012, 56% of the healthcare portfolio was secured by facilities in five states, with Illinois representing the highest percentage of facilities at 19%.

Our business has been, and may continue to be, affected by the recent stresses in the commercial real estate market and the related challenges in liquidating commercial properties we acquire through foreclosure.

The commercial real estate market continues to experience a variety of difficulties and challenging economic conditions. Although the general economy has shown signs of improvement in recent quarters, improvements in the commercial real estate market have been limited, especially in the Chicago metropolitan area. Should the recovery stall or reverse in this market, we could suffer losses against commercial real estate loans in excess of what we have provided for in the allowance for loan losses. Since the beginning of 2009, when our commercial real estate loans totaled $2.8 billion, we have recorded approximately $305 million in charge-offs to that portion of the loan portfolio. At December 31, 2012, our commercial real estate loans totaled $2.7 billion and included $70.1 million in special mention and potential problem loans and $68.6 million in nonperforming loans. At December 31, 2012, we allocated $52.7 million in general reserves and $20.5 million in specific reserves to the commercial real estate loan portfolio.

Our commercial real estate loan portfolio includes loans with large principal amounts and the repayment of these loans is generally dependent on the successful leasing or sale of the property, the successful operation of the business occupying the property, and the availability of permanent financing. The repayment of these loans is particularly influenced by general conditions in the real estate markets or in the local economy where the property is located. Many commercial real estate loans do not fully amortize the balance over the loan period, but have balloon payments due at maturity. The borrower's ability to make a balloon payment may depend on their ability to either refinance the loan or complete a timely sale of the underlying property. On a non-owner occupied commercial property, if the cash flow from a borrower's project is reduced due to leases not being obtained or renewed, that borrower's ability to repay the loan may be impaired.

Our ability to sell commercial property that we acquire through foreclosure ("OREO") in a cost effective and timely manner is dependent on a number of factors including valuations, buyer interest and market liquidity. If the recovery in the commercial real estate market remains tepid or stalls or declines, we may continue to have difficulty selling foreclosed property at values we consider reasonable, particularly land, which may result in increased losses and carrying costs. During 2012, we adjusted downward the valuation of OREO by approximately $25 million (compared to approximately $15 million of such adjustments in 2011) of which 49% related to land. At December 31, 2012, OREO totaled $81.9 million compared to $125.7 million at December 31, 2011.

The success of our business is dependent on ongoing access to sufficient and cost-effective sources of liquidity.

We depend on access to a variety of funding sources to provide sufficient liquidity to grow our loan portfolio, meet our lending commitments and other business needs and accommodate the transaction and cash management needs of our clients, including client draws on unused lines of credit. We had a total of $4.7 billion of unfunded commitments to extend credit, including obligations to issue letters of credit, as of December 31, 2012. It is difficult to predict when clients may draw on such commitments or the impact such draws may have on our liquidity needs.

Our deposit base is relatively concentrated in large commercial client relationships. The loss of large client relationships could negatively impact our liquidity. At December 31, 2012, we had 18 client relationships with greater than $75 million in deposit balances and our ten largest depositor accounts totaled $2.4 billion, or 19% of total deposits.

Currently, our primary sources of liquidity are client deposits, large institutional deposits, and wholesale market-based borrowings, including brokered deposits. In addition to on-balance sheet liquidity and funding, we maintain access to various external sources of funding. These external sources of funding include Federal Funds counterparty lines with unaffiliated banks, repurchase agreements, the discount window at the Federal Reserve Bank, Federal Home Loan Bank (“FHLB”) borrowings and the brokered deposit market. Our ability to access these external sources depends on availability in the market place and a number of factors such as counterparty relationship strength in the case of Federal Funds counterparty lines and repurchase agreements or the availability of loans eligible for pledging as collateral as required under the Federal Reserve's and the FHLB's lending arrangements

(e.g., stipulations of documentation requirements, credit quality, payment status and other criteria). Since 2009, we have experienced a significant increase in client deposits. This has allowed us to reduce our reliance on wholesale funding sources. However, there can be no assurance that this level of client deposit growth will continue or remain at current levels or that we will be able to maintain lower reliance on brokered deposits. Some of our client deposits may move to other investment options (such as the fixed income or equity markets) or be reinvested in clients' businesses based on certain factors such as improvement in financial markets and general economic conditions or changes in interest rates. In addition, since late 2008 there was unlimited FDIC insurance on non-interest bearing deposit accounts. The expiration of this unlimited insurance at the end of 2012 may cause some clients to move into interest-bearing deposit accounts (which would increase our cost of funding) or to investments outside the Bank. Movements of deposit accounts outside the Bank could lead to increased reliance on wholesale or other funding sources.

If our primary sources of liquidity are insufficient and we are unable to adequately access external sources, we may be required to increase our on-balance sheet liquidity and funding by accessing the capital markets, which may not be cost effective or may have a dilutive effect on our shareholders.

We may be required to hold higher capital levels.

Under applicable regulatory guidelines, we are subject to minimum capital requirements adopted and administered by the federal banking agencies. As discussed in "Business - Supervision and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital," provisions of the Dodd-Frank Act require U.S. banking regulators to consider changes to strengthen minimum capital requirements for financial institutions as part of the overall financial reforms currently in process of being implemented. In June 2012, the Federal Reserve and other regulators released notices of proposed rulemaking that would revise and replace the agencies' current regulatory capital requirements and are intended to align U.S. capital requirements with Basel III international capital standards. Among the factors that would impact us over time under the proposal, our $244.8 million of trust preferred securities would be phased-out as a component of Tier 1 capital, and we estimate that, based on the current composition of our balance sheet and our unfunded commitments, our risk-weighted assets would be higher due to more conservative standards for risk-weighting assets in the proposal.

The final rules may be different from the current proposals and the proposed time periods for phase-in of the new capital requirements and risk-weighted asset standards could remain uncertain. Until the proposals are finalized and the timing of implementation of the new rules is determined, some uncertainty will exist with respect to the ultimate impact of such rules on us and the banking industry generally.

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

See "Business - Supervision and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" for additional information.

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

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. The allowance is not a prediction of our actual credit losses going forward. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships that are considered to be impaired, as well as probable losses inherent in the loan portfolio that are not specifically identified, which is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio and management's judgment. The calculation of the allowance involves a great deal of judgment and uncertainty particularly given the state of the overall economy, the continuing stress in the commercial real estate market, and negative events or circumstances that might impact an individual borrower. Accordingly, there can be no assurance that we will not incur losses on loans greater than what we have provided for in the allowance.

The allowance for loan losses was $161.4 million at December 31, 2012, compared to $191.6 million at December 31, 2011. The allowance for loan losses as a percentage of total loans was 1.59% at December 31, 2012, compared to 2.13% at December 31, 2011. Our allowance as a percentage of total loans reflects a level based on management's analysis of the risk inherent in our loan portfolio. Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio as of the balance sheet date, the allowance may not be adequate especially if economic conditions worsen or the factors used to calculate the allowance change. Also, proposed changes in accounting principles related to the calculation/determination of the allowance could result in a required increase.

In calculating the allowance, we use historical default and loss information. A considerable portion of our commercial portfolio consists of recent-vintage loans, as there is considerable turnover in this portfolio. Because defaults typically do not emerge during the early stages of the life of a loan, it is more difficult to estimate the probable losses inherent in a newer portfolio, compared with a more seasoned portfolio.

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

Our business could be significantly impacted if we, or our third party service providers, suffer failure or disruptions of information systems or if our employees cause an operational infrastructure breakdown or failure.

We rely heavily on communications, data processing and other information processing systems to conduct our business and support our day-to-day banking, investment, and trust activities, many of which are provided through third-parties. If our third party providers encounter difficulties or become the source of an attack on or breach of their operational systems, data or infrastructure, or if we have difficulty communicating with any such third party system, our business operations could suffer. Any failure or disruption to our systems, or those of a third party provider, could impede our transaction processing, service delivery, customer relationship management, data processing, financial reporting or risk management. Although we take ongoing protective monitoring, detection, and prevention measures and perform penetration testing and risk assessments at least annually, our computer systems, software and networks, and those of our third party providers, may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses, denial of service attacks, malicious social engineering or other malicious code, or cyber attacks beyond what we can reasonably anticipate and such events could result in material loss. Additionally, we could suffer disruptions to our systems or damage to our network infrastructure from events that are wholly or partially beyond our control, such as electrical or telecommunications outages, natural disasters, widespread health emergencies or pandemics, or events arising from local or larger scale political events, including terrorist acts. There can be no assurance that our policies, procedures and protective measures designed to prevent or limit the effect of a failure, interruption or security breach, or the policies, procedures and protective measures of our third party providers, will be effective. If significant failure, interruption or security breaches do occur in our processing systems or those of our third party providers, we could suffer damage to our reputation, a loss of customer business, additional regulatory scrutiny, or exposure to civil litigation, additional costs and possible financial liability. In addition, our business is highly dependent on our ability to process, record and monitor, on a continuous basis, a large number of transactions. To do so, we are dependent on our employees and therefore, the potential for operational risk exposure exists throughout our organization, including losses resulting from human error. We could be materially adversely affected if one or more of our employees causes a significant operational breakdown or failure. If we fail to maintain adequate infrastructure, systems, controls and personnel relative to our size and products and services, our ability to effectively operate our business may be impaired and our business could be adversely affected.

The loss of key managing directors may adversely affect our business.

We are a relationship-driven organization. Our growth and development during the past five years can be attributed in large part to the efforts of our managing directors who have primary contact with our clients and have responsibility for maintaining personalized relationships with our client base. These personalized relationships are a key aspect of our business strategy. The loss of one or more of these key employees could have a material adverse effect on our business if we are unable to hire suitable replacements or we are unable to successfully retain the client relationships of a departing managing director.

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

Our capital markets group offers a range of over-the-counter interest rate and foreign exchange derivatives products. Although we do not engage in any proprietary trading and we structure these client-generated trading activities to mitigate our exposure to market risk, we remain exposed to various risks, the most significant of which include credit risk of our counterparties, operational risk and settlement risk, which may be most significant in foreign exchange transactions where timing differences between settlement centers can result in us paying our client and/or counterparty before actually receiving the funds. The exposure of our counterparties requires active monitoring as well as liquidity management to ensure timely and cost efficient posting of collateral. Operational risk includes errors in execution of internal bank procedures and controls, which could expose us to financial and/or reputation loss. A lapse or breakdown of these procedures or controls could significantly increase our exposure to counterparty credit risk and operational risk, which could result in a material loss to us.

Risks related to our operating environment

A prolonged continuation of economic uncertainty or worsening of current economic conditions, in the U.S. or globally, could have a material adverse effect on our financial condition and results of operations.

In recent years, the U.S. economy has been marked by sluggish labor market improvements, limited GDP growth, low inflation, and, only recently, upward movement in housing prices, as well as uncertainty related to U.S. and European fiscal issues, political climates and global economic conditions. Continued uncertainty, sustained high unemployment, volatility or disruptions of global financial markets, or prolonged deterioration in the global, national or local business or economic conditions could result in, among other things, a deterioration of credit quality, further impairment of real estate values or a reduced demand for credit or other products and services we offer to clients. In particular, the financial condition of the State of Illinois where we do the majority of our business (higher corporate tax rates, significant budget deficits and a deteriorating credit rating) may contribute to an adverse climate for doing business in the state which could negatively impact us to the extent it leads to declines in business activity in Illinois. Although we do not hold direct obligations of the State of Illinois, such conditions can also negatively affect the market value of those municipal bonds that are obligations of municipalities domiciled in Illinois.

An increase in the number of delinquencies, bankruptcies or defaults in future periods by our borrowers due to any of the factors above, or otherwise, could result in a higher level of nonperforming assets, net charge-offs, provision for loan and covered asset losses, and valuation adjustments on any loans held for sale, which would materially adversely affect our financial condition and results of operations.

We may be adversely affected by interest rate changes or an extended period of continued low interest rates.

Our operating results are largely dependent on our net interest income, which is the difference between the interest income earned on earning assets, usually loans and investment securities, and the interest expense paid on deposits and borrowings. The spread between the yield on our interest-earning assets and our overall cost of funds has been compressed in the recent low interest rate environment, and our net interest income may be adversely impacted by an extended period of continued low rates. Interest rates are affected by factors including: monetary policy of the FRB, actual inflation or deflation or expectations regarding the same, actual or forecasted economic growth or contractions, unemployment rates, domestic and foreign events, and instability in domestic and foreign financial markets. The timing of any FRB action to curtail or eliminate various stimulus-related programs, as a result of inflation concerns or otherwise, could have an impact on interest rates in general and our net interest margin in particular. While the yield on our loan portfolio is primarily variable and based on short-term rates and would therefore adjust quickly to a rise in interest rates, the impact on our cost of funds from a rise in interest rates will depend on a number of factors, including but not limited to, the competitive environment in the banking sector for deposit pricing, opportunities for clients to invest in other markets such as fixed income and equity markets, and the propensity of customers to invest in their businesses. The effect on our net interest income from an increase in interest rates will ultimately depend on the extent to which the aggregate impact of loan re-pricings exceeds the impact of increases in our cost of funds.

Our investment portfolio also contains interest rate sensitive instruments and the market value of these instruments may be adversely affected by changes in interest rates, domestic and international economic and political conditions, issuer or insurer credit deterioration and market factors. A rise in interest rates or spread widening would reduce the net unrealized gains that we had in our investment portfolio at the end of 2012.

Risks related to the financial services industry

We are highly regulated and may be adversely affected by changes in banking laws, regulations, and regulatory practices.

We are subject to extensive supervision, regulation and examination. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality, risk management, management ability and performance, earnings, liquidity, and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the regulatory agencies have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations. Any failure on our part to comply with current laws, regulations, other regulatory requirements or expectations or safe and sound banking practices or concerns about our financial condition, or any related regulatory sanctions or adverse actions against us, could increase our costs or restrict our ability to expand our business and result in damage to our reputation.

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

The impact of implementation of the Dodd-Frank Act is still uncertain, is expected to increase our regulatory compliance burden and costs of doing business, could negatively impact our capital markets and mortgage activities, and could require higher capital levels.

The Dodd-Frank Act significantly changes the financial regulatory landscape and will affect the operating activities of financial institutions and their holding companies. Although the full impact that the Dodd-Frank Act reforms will have on our business and revenues remains uncertain at this point, the burden of compliance with the new law and its rules and regulations will increase operating costs and may negatively impact revenue.

In addition to potential changes in capital requirements, the Dodd-Frank Act also increases the regulation of derivatives and hedging transactions. This is expected to impact our capital markets group which offers a range of over-the-counter interest rate and foreign exchange derivatives products to our clients. The regulations impose additional reporting requirements, require higher capital and margin requirements and require that certain trades, including interest rate swaps, be executed through clearinghouses. In addition, the regulations impact the form of collateral we must post in connection with certain swaps, which could increase the ultimate cost to us of such swaps. Each of these regulations will likely add to our costs of doing business and increase risks resulting from new vendor and counterparty relationships required for reporting as well as clearing of certain trades. Depending on the impact of these regulations, the prospects for our capital markets business and the demand for its products may be diminished.

Further, the Dodd-Frank Act created the Consumer Financial Protection Bureau ("CFPB") which, among other things, regulates the residential mortgage market. Under standards recently adopted by the CFPB, a lender may originate mortgages only to those borrowers that the lender determines have the ability to repay. Under this requirement, defaulting borrowers will have the potential to recover their finance charges, fees, damages and attorney's fees if the lender fails to comply with this rule. This, certain regulations summarized above under "Supervision and Regulation - Dodd-Frank Wall Street Reform and Consumer Protection Act," and other future regulations by the CFPB could impact the operations, demand for and profitability of our mortgage business.

The Dodd-Frank Act repealed the prohibition on banks' payment of interest on demand deposit accounts of commercial clients beginning one year from the date of enactment, and the market impact of this change at this stage has not been meaningful. However, under different market and economic conditions, it may have an impact on the level and cost of liquidity.

No assurance can be given as to the ultimate effect that the Dodd-Frank Act or any of its provisions will have on our business, financial condition and results of operations, the financial services industry or the economy. Although it is unclear the extent to which the Dodd-Frank Act will affect the Company and its operations, we could incur substantial costs to change our processes, products and/or controls to comply with the regulations implemented under it.

Regulatory uncertainty regarding consumer financial regulations under the Dodd-Frank Act and related rulemaking, examinations and potential for enforcement proceedings by the CFPB could increase our compliance burdens and costs of doing business.

The CFPB has broad rule-making, supervision and enforcement authority relating to a wide range of consumer protection laws. The CFPB has imposed significant fines and penalties on certain organizations relating to "unfair, deceptive or abusive" acts and practices as well as alleged fair lending violations based on claims of disparate impact on minority groups. There is substantial uncertainty surrounding the CFPB's enforcement activities and the scope of its consumer protection agenda. A significant portion of the CFPB's focus relates to the residential mortgage market. Uncertainty exists regarding how potential CFPB regulations will impact that market, including whether it will affect the level of overall mortgage activity.

There can be no assurances that the CFPB will not exercise its broad powers in a manner that will, either directly or indirectly, have a material adverse effect on our ability to operate certain portions of our business profitably or on terms substantially similar to those on which they currently operate.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face substantial competition in all phases of our operations from a variety of different competitors. Our future success will depend on our ability to compete effectively in this environment. We compete for commercial business with many banks that are substantially larger than we are and, in some cases, we may have a competitive disadvantage due to their greater resources, broader product offerings and economies of scale. In the recent period of relatively low overall loan demand and persistently low interest rates, we have experienced significant competitive pricing pressure in certain of our loan segments. Because we generate earnings primarily from the difference between the interest earned on loans and the interest we pay to depositors, this pricing pressure has impacted our margins.

Remaining competitive will require ongoing investments in technology and infrastructure to enhance service delivery, support new products and services and continue to grow our business in the current regulatory environment. These investments are directed at adapting existing products and services to evolving technology and the demands of our clients. Falling behind our competitors, who may have more extensive resources to invest, in any of these areas, could adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The executive offices of PrivateBancorp are located in downtown Chicago, Illinois at 120 South LaSalle Street. This building which houses a majority of our general corporate functions is leased from an unaffiliated third party. We conduct our business primarily through the Bank at 27 full service banking offices in the greater Atlanta, Chicago, Detroit, Kansas City, Milwaukee, and St. Louis metropolitan areas. We also have business development offices located in Colorado, Connecticut, Georgia, Iowa, Michigan, Minnesota, and Ohio. With the exception of 10 locations which are owned, all other offices are leased from unaffiliated third parties. At certain Bank locations, excess space is leased to third parties.

We also own 26 automated teller machines ("ATMs") located at our banking facilities.

We believe our facilities in the aggregate are suitable and adequate to operate our banking and related business. Additional information with respect to premises, equipment and lease arrangements is presented in Note 7 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2012, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company's results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol "PVTB" on the NASDAQ Global Select market tier of The NASDAQ Stock Market. As of February 20, 2013, there were approximately 508 stockholders of record. The following table sets forth the high and low intraday sales prices and quarter-end closing price of our common stock, dividends declared per share, dividend yield and book value per share during each quarter of 2012 and 2011. As of February 20, 2013, our closing market price was $17.76 per share.

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$17.32	$17.42	$16.40	$15.82	$12.12	$14.45	$16.49	$16.09
Low	$13.32	$14.45	$13.30	$11.28	$6.44	$7.19	$13.24	$13.63
Quarter-end	$15.32	$15.99	$14.76	$15.17	$10.98	$7.52	$13.80	$15.29
Cash dividends declared per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Dividend yield at quarter-end (1)	0.26%	0.25%	0.27%	0.26%	0.36%	0.53%	0.29%	0.26%
Book value per share at quarter-end	$15.65	$15.49	$15.09	$14.79	$14.72	$14.57	$14.22	$13.98

(1)	Ratios are presented on an annualized basis.

A discussion regarding the restrictions applicable to our ability and the ability of our subsidiaries to pay dividends is included in the "Bank Regulation" section of "Supervision and Regulation" in Item 1 and Note 17 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

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

Total Return Performance

140
120
100
80
60
40
20
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
PrivateBancorp, Inc.
NASDAQ Bank Index
Russell 2000 Index

Comparison of Five-Year Cumulative Total Return Among
PrivateBancorp, Inc., the NASDAQ Bank Index, and the Russell 2000 Index (1)

	December 31,
	2007	2008	2009	2010	2011	2012
PrivateBancorp	$100.00	$100.38	27.81	$44.73	34.28	$47.95
NASDAQ Bank Index	100.00	78.46	65.67	74.97	67.10	79.64
Russell 2000 Index	100.00	66.21	84.20	106.82	102.36	119.09

(1)	Assumes $100 invested on December 31, 2007 in PrivateBancorp’s common stock, the Russell 2000 Index and the NASDAQ Bank Index with the reinvestment of all related dividends.

To the extent this Form 10-K is incorporated by reference into any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, the foregoing "Stock Performance Graph" will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

The following table summarizes the Company's monthly common stock purchases during the quarter ended December 31, 2012, which are solely in connection with the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1 - October 31, 2012	2,214	$16.07	—	—
November 1 - November 30, 2012	1,089	16.27	—	—
December 1 - December 31, 2012	88,654	15.35	—	—
Total	91,957	$15.38	—	—

Unregistered Sale of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA
Consolidated financial information reflecting a summary of our operating results and financial condition for each of the five years in the period ended December 31, 2012 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting our financial condition and operating results is presented in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Operating Results
Interest income	$487,036	$481,146	$507,925	$478,712	$405,383
Interest expense	67,103	74,019	106,968	153,728	214,988
Net interest income	419,933	407,127	400,957	324,984	190,395
Provision for loan and covered loan losses	71,425	132,897	194,541	199,419	189,579
Fee revenue (1)	111,246	92,476	81,064	65,074	40,806
Net securities (losses) gains	(205)	5,771	12,182	7,381	510
Loss on early extinguishment of debt	—	—	—	(985)	—
Non-interest expense	327,132	302,277	299,598	247,415	196,125
Income (loss) before income taxes	132,417	70,200	64	(50,380)	(153,993)
Income tax provision (benefit)	54,521	25,660	(1,737)	(20,564)	(61,357)
Net income (loss)	77,896	44,540	1,801	(29,816)	(92,636)
Net income attributable to noncontrolling interests	—	170	284	247	309
Net income (loss) attributable to controlling interests	77,896	44,370	1,517	(30,063)	(92,945)
Preferred stock dividends and discount accretion	13,368	13,690	13,607	12,443	546
Net income (loss) available to common stockholders	$64,528	$30,680	$(12,090)	$(42,506)	$(93,491)
Weighted-average common shares outstanding	71,951	70,449	70,024	44,516	29,553
Weighted-average diluted common shares outstanding	72,174	70,642	70,024	44,516	29,553
Selected Operating Statistics
Net revenue (2)	$533,847	$508,231	$497,780	$400,066	$235,568
Operating profit (2)	206,715	205,954	198,182	152,651	39,443
Provision for loan losses (3)	70,876	130,555	192,024	198,866	189,579
Per Share Data
Basic earnings (loss) per share	$0.88	$0.43	$(0.17)	$(0.95)	$(3.16)
Diluted earnings (loss) per share	0.88	0.43	(0.17)	(0.95)	(3.16)
Cash dividends declared	0.04	0.04	0.04	0.04	0.30
Book value at year end	15.65	14.72	13.87	13.99	16.31
Tangible book value at year end (2)(4)	14.26	13.19	12.30	12.41	13.28
Market price at year end	$15.32	$10.98	$14.38	$8.97	$32.46
Dividend payout ratio	4.55%	9.30%	n/m	n/m	n/m
Performance Ratios
Return on average common equity	5.76%	2.98%	-1.20%	-4.71%	-18.71%
Return on average assets	0.60%	0.36%	0.01%	-0.27%	-1.25%
Net interest margin (2)	3.42%	3.49%	3.38%	3.06%	2.73%
Efficiency ratio (2)(5)	61.28%	59.48%	60.19%	61.84%	83.26%

ITEM 6. SELECTED FINANCIAL DATA (continued)

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Credit Quality (3)
Nonperforming loans	138,780	259,852	365,880	395,447	131,919
OREO	81,880	125,729	88,728	41,497	23,823
Total nonperforming assets	$220,660	$385,581	$454,608	$436,944	$155,742
Restructured loans accruing interest	60,980	100,909	87,576	—	—
Net charge-offs	$101,053	$161,782	$190,891	$89,850	$125,798
Total nonperforming loans to total loans	1.37%	2.88%	4.01%	4.37%	1.65%
Total nonperforming assets to total assets	1.57%	3.11%	3.65%	3.63%	1.56%
Allowance for loan losses to total loans	1.59%	2.13%	2.44%	2.45%	1.41%
Balance Sheet Highlights
Total assets	$14,057,515	$12,416,870	$12,465,621	$12,032,584	$10,005,519
Average earning assets	12,369,945	11,746,032	11,978,364	10,740,119	7,111,380
Loans (3)	10,139,982	9,008,561	9,114,357	9,046,625	8,001,789
Allowance for loan losses (3)	161,417	191,594	222,821	221,688	112,672
Deposits	12,173,634	10,392,854	10,535,429	9,891,914	7,961,438
Noninterest bearing deposits	3,690,340	3,244,307	2,253,661	1,840,900	711,693
Brokered deposits	993,455	815,951	1,450,827	1,566,139	2,654,768
Long-term debt	499,793	379,793	414,793	533,023	618,793
Equity	1,207,166	1,296,752	1,227,910	1,235,616	605,566
Capital Ratios
Total risk-based capital	13.13%	14.28%	14.18%	14.69%	10.35%
Tier 1 risk-based capital	10.48%	12.38%	12.06%	12.32%	7.26%
Tier 1 leverage ratio	9.50%	11.33%	10.78%	11.17%	7.17%
Tier 1 common equity to risk-weighted assets (2)(6)	8.50%	8.04%	7.69%	7.86%	4.54%
Tangible common equity to tangible assets (2)(7)	7.88%	9.64%	7.10%	7.42%	4.50%
Average equity to average assets	10.12%	10.29%	9.93%	10.23%	7.41%
Selected Information
Assets under management and administration	$5,196,094	$4,303,547	$4,271,602	$3,983,623	$3,261,061
Full-time equivalent employees	1,105	1,045	1,060	1,040	773

(1)	Computed as total non-interest income less net securities (losses) gains and loss on early extinguishment of debt.

(2)
This is a non-U.S. GAAP financial measure. Refer to Table 34 of Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for a reconciliation from non-U.S. GAAP to U.S. GAAP.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill, and other intangibles divided by outstanding shares of common stock at end of year.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

(6)
For purposes of the Company's presentation, the Company calculates risk-weighted assets under current capital requirements and not under the recently proposed rules issued by banking regulators. Our calculation may differ from other companies as this is not a regulatory mandated capital ratio.

(7)
Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill, and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets.

n/m	Not meaningful.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the years 2010 through 2012 and Consolidated Statements of Financial Condition as of December 31, 2011 and 2012. When we use the terms "PrivateBancorp," the "Company," "we," "us," and "our," we mean PrivateBancorp, Inc. and its consolidated subsidiaries. When we use the term "the Bank," we are referring to our wholly owned banking subsidiary, The PrivateBank and Trust Company. The following discussion is designed to provide stockholders with a comprehensive review of our operating results and financial condition and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

OVERVIEW

We reported net income available to common stockholders of $64.5 million, or $0.88 per diluted share, for 2012, more than double the $30.7 million, or $0.43 per diluted share reported for 2011. Return on average common equity and average assets for 2012 were 5.76% and 0.60%, respectively, compared to 2.98% and 0.36%, respectively, for 2011. The improvement in 2012 performance is primarily a reflection of our significant improvement in asset quality as charge-offs and the provision for loan losses declined considerably. Despite higher revenues driven primarily by loan growth, lower funding costs and increased fee income, operating profit was relatively flat year over year due to high non-interest expense.

We restructured our capital base in fourth quarter 2012 when we repurchased all of the $243.8 million of preferred stock and related warrants issued in 2009 to the U.S. Treasury under the TARP CPP using $191.1 million in net proceeds from two separate underwritten public offerings ($75 million common stock offering and $125 million 7.125% subordinated debentures offering), together with existing cash resources.

Net revenue increased by $25.6 million to $533.8 million for 2012, compared to $508.2 million for 2011, with higher levels of net interest income and greater fee revenue contributing to the current year improvement. Non-interest income increased by $12.8 million in 2012 compared to 2011, and excluding the impact $6.0 million of higher net securities gains in 2011 than in 2012, non-interest income increased by $18.8 million, or 20%, in 2012 with revenues from mortgage banking, capital markets and syndications leading the year-over-year growth. Operating profit totaled $206.7 million for 2012, remaining relatively flat to the 2011 level of $206.0 million as increased non-interest expense largely offset revenue advances. Non-interest expense increased 8% in 2012 compared to 2011 and was largely impacted by higher incentive and equity compensation costs and increased net foreclosed property expense, from greater valuation adjustments and property ownership costs. Our 2012 efficiency ratio was 61.3%, up from 59.5% for 2011.

Net interest income increased by $12.8 million, or 3%, in 2012 compared to 2011 benefiting from higher average interest earning assets and lower deposit costs due mostly to a shift in deposit mix toward non-interest bearing deposits and downward pricing from the prior year. However, growth in net interest income was muted by lower average yields on earning assets due to the ongoing low interest rate environment and competitive pricing pressures. Net interest margin was 3.42% for 2012 compared to 3.49% for the prior year reflecting greater pressure on loan yields coupled with declining investment yields which were partially offset by a reduction in cost of funds. Although cost of funds and net interest margin will be adversely impacted by the interest expense associated with the fourth quarter 2012 issuance of $125 million subordinated debt, the debt issuance and preferred stock redemption will overall benefit net income available to common stockholders as the redemption of preferred stock enabled us to replace $13.6 million of annual dividends and accretion with after-tax interest expense of $5.5 million.

During 2012, total loans grew $1.1 billion, or 13%, from year end 2011, with most of the growth in the commercial and industrial portfolio, which represented 64% of total loans at year end 2012 compared to 59% at year end 2011. While we experienced loan growth throughout the year, fourth quarter loan volumes were unusually high as some of our clients made strategic moves prior to year end in anticipation of potential tax changes set to occur in 2013. The pace of loan growth is expected to be slower going into 2013 than it was in the fourth quarter 2012. In addition, we have plans to syndicate a portion of some fourth quarter loan transactions which will also reduce loan growth in the first half of 2013.

Total deposits increased by $1.8 billion to $12.2 billion at December 31, 2012 reflecting our bank-wide initiatives focused on client deposit growth. Deposit levels in 2012, in particular noninterest-bearing deposits and money market accounts, were also heavily influenced by the excess cash position of many of our commercial middle market clients, which will fluctuate based on their business needs. We maintained a higher level of liquidity during the second half of 2012 due to uncertainty around potential deposit activity related to the expiration of the unlimited deposit insurance on non-interest bearing accounts at year end and also experienced significant client deposits inflows late in the year. Consistent with activity seen last year, we have experienced some deposit outflows during the first quarter 2013 to date.

Our asset quality position improved meaningfully during 2012 as reflected in all key credit quality metrics. Total nonperforming assets and loans declined 43% and 47%, respectively, from December 31, 2011 levels with nonperforming assets to total assets representing 1.6% at year end 2012 compared to 3.1% at December 31, 2011. Dispositions of early-stage problem loans and nonperforming assets totaled $208.0 million. We had significant reductions in nonperforming loan inflows in 2012 as well as fewer early-stage problem loans that developed. With credit quality improving, the provision for loans losses, excluding covered assets, declined $59.7 million from 2011 levels and we reduced our allowance for loan losses by $30.2 million from the prior year end. As the number of OREO properties decline, we anticipate a decline in net foreclosed property costs will follow.

Please refer to the remaining sections of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for greater discussion of the various components of our 2012 performance, statement of financial condition and liquidity.

RESULTS OF OPERATIONS

The profitability of our operations depends on our net interest income, provision for loan and covered loan losses, non-interest income, and non-interest expense. Net interest income is dependent on the amount of and yields earned on interest-earning assets as compared to the amount of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan and covered loan losses is primarily affected by changes in the loan portfolio’s composition and performance, the identification of nonperforming loans and management’s assessment of the collectability of the loan portfolio, based on loss experience as well as economic and market factors. Non-interest income consists primarily of fee revenue from Trust and Investments, mortgage banking, capital markets products, treasury management, loan and credit-related fees, and other services charges and fees. Net securities gains/losses, if any, are also included in non-interest income.

Net Interest Income

Net interest income equals the excess of interest income (including discount accretion or premium amortization on covered loans) plus fees earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income.

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

The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in Note 1 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

For purposes of this discussion, net interest income and any ratios or metrics that include net interest income as a component, such as net interest margin, have been adjusted to a fully tax-equivalent basis to more appropriately reflect the impact of returns on certain tax-exempt securities.
Table 1
Effect of Tax-Equivalent Adjustment
(Dollars in thousands)

	Year Ended December 31,			% Change
	2012	2011	2010	2012-2011	2011-2010
Net interest income (U.S. GAAP)	$419,933	$407,127	$400,957	3.1	1.5
Tax-equivalent adjustment	2,873	2,857	3,577	0.6	-20.1
Tax-equivalent net interest income	$422,806	$409,984	$404,534	3.1	1.3

Table 2 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the three years ended December 31, 2012. The table also presents the trend in net interest margin on a quarterly basis for 2012 and 2011, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. Table 3 below details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, through inclusion of the tax-equivalent adjustment presented in Table 1 above.

Table 2
Net Interest Income and Margin Analysis
(Dollars in thousands)

	2012			2011			2010
	Average Balance	Interest (1)	Yield/ Rate (%)	Average Balance	Interest (1)	Yield/ Rate (%)	Average Balance	Interest (1)	Yield/ Rate (%)
Assets:
Federal funds sold and interest-bearing deposits in banks	$377,827	$965	0.26	$463,742	$1,181	0.25	$733,841	$1,950	0.27
Securities:
Taxable	2,064,893	56,826	2.75	1,864,583	61,026	3.27	1,632,586	64,023	3.92
Tax-exempt (2)	179,594	8,360	4.65	140,707	8,296	5.90	165,535	10,352	6.25
Total securities	2,244,487	65,186	2.90	2,005,290	69,322	3.46	1,798,121	74,375	4.14
FHLB stock	42,742	547	1.28	26,590	391	1.47	22,299	293	1.31
Loans, excluding covered assets:
Commercial	5,843,047	269,284	4.61	5,130,839	240,123	4.68	4,442,350	206,013	4.64
Commercial real estate	2,676,709	109,812	4.10	2,640,297	112,091	4.25	3,080,086	133,903	4.35
Construction	202,825	7,609	3.75	397,771	14,937	3.76	620,937	22,047	3.55
Residential	360,904	15,025	4.16	325,606	14,070	4.32	349,494	16,546	4.73
Personal and home equity	402,904	14,181	3.52	438,266	15,751	3.59	508,274	19,163	3.77
Total loans, excluding covered assets (3)	9,486,389	415,911	4.38	8,932,779	396,972	4.44	9,001,141	397,672	4.42
Total interest-earning assets before covered assets (2)	12,151,445	482,609	3.97	11,428,401	467,866	4.09	11,555,402	474,290	4.10
Covered assets (4)	218,500	7,300	3.34	317,631	16,137	5.08	422,962	37,212	8.80
Total interest-earning assets (2)	12,369,945	$489,909	3.96	11,746,032	$484,003	4.12	11,978,364	$511,502	4.27
Cash and due from banks	142,200			158,655			152,346
Allowance for loan and covered loan losses	(208,577)			(237,038)			(244,484)
Other assets	699,159			685,475			669,219
Total assets	$13,002,727			$12,353,124			$12,555,445
Liabilities and Equity:
Interest-bearing demand deposits	$829,686	$3,378	0.41	$587,453	$2,439	0.42	$699,598	$3,148	0.45
Savings deposits	238,171	680	0.29	205,814	786	0.38	170,268	948	0.56
Money market accounts	4,129,620	16,924	0.41	4,413,971	22,171	0.50	4,690,019	33,483	0.71
Time deposits	1,413,462	16,041	1.13	1,354,246	16,947	1.25	1,499,713	22,387	1.49
Brokered time deposits	1,176,131	5,791	0.49	1,210,424	7,729	0.64	1,341,254	14,071	1.05
Total interest-bearing deposits	7,787,070	42,814	0.55	7,771,908	50,072	0.64	8,400,852	74,037	0.88
Short-term borrowings	142,720	443	0.31	74,918	2,011	2.68	180,439	5,088	2.82
Long-term debt	402,812	23,846	5.92	401,779	21,936	5.46	476,400	27,843	5.84
Total interest-bearing liabilities	8,332,602	67,103	0.81	8,248,605	74,019	0.90	9,057,691	106,968	1.18
Noninterest-bearing demand deposits	3,186,562			2,669,924			2,083,874
Other liabilities	170,442			163,756			166,742
Equity	1,316,121			1,270,839			1,247,138
Total liabilities and equity	$13,005,727			$12,353,124			$12,555,445
Net interest spread			3.15			3.22			3.09
Effect of noninterest-bearing funds			0.27			0.27			0.29
Net interest income/margin (2)		$422,806	3.42%		$409,984	3.49%		$404,534	3.38%

Quarterly Net Interest Margin Trend

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets (2)	3.71%	3.88%	3.99%	4.07%	4.04%	4.11%	4.01%	4.15%
Cost of interest-bearing liabilities	0.83%	0.79%	0.78%	0.81%	0.85%	0.90%	0.90%	0.93%
Net interest margin (2)	3.16%	3.35%	3.46%	3.53%	3.48%	3.49%	3.36%	3.46%

(1)	Interest income included $26.3 million, $24.4 million, and $21.3 million in loan fees for the years ended December 31, 2012, 2011, and 2010, respectively.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.

(3)
Average loans on a nonaccrual basis for the recognition of interest income totaled $212.2 million for 2012, $340.7 million for 2011, and $400.1 million for 2010 and are included in loans for purposes of this analysis. Interest foregone on impaired loans was estimated to be approximately $8.9 million for the year ended December 31, 2012, $14.4 million for 2011 and $17.2 million for 2010, and was based on the average loan portfolio yield for the respective period.

(4)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation ("FDIC") assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

Table 3
Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)
(Amounts in thousands)

	2012 compared to 2011			2011 compared to 2010
	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold and interest-bearing deposits in banks	$(219)	$3	$(216)	$(691)	$(78)	$(769)
Securities:
Taxable	6,136	(10,336)	(4,200)	8,403	(11,400)	(2,997)
Tax-exempt (2)	2,019	(1,955)	64	(1,489)	(567)	(2,056)
Total securities	8,155	(12,291)	(4,136)	6,914	(11,967)	(5,053)
FHLB stock	212	(56)	156	60	38	98
Loans, excluding covered assets:
Commercial	32,873	(3,712)	29,161	32,205	1,905	34,110
Commercial real estate	1,531	(3,810)	(2,279)	(18,734)	(3,078)	(21,812)
Construction	(7,313)	(15)	(7,328)	(8,317)	1,207	(7,110)
Residential	1,484	(529)	955	(1,088)	(1,388)	(2,476)
Personal and home equity	(1,250)	(320)	(1,570)	(2,547)	(865)	(3,412)
Total loans, excluding covered assets	27,325	(8,386)	18,939	1,519	(2,219)	(700)
Total interest-earning assets before covered assets (2)	35,473	(20,730)	14,743	7,802	(14,226)	(6,424)
Covered assets (3)	(4,214)	(4,623)	(8,837)	(7,815)	(13,260)	(21,075)
Total interest-earning assets (2)	31,259	(25,353)	5,906	(13)	(27,486)	(27,499)
Interest-bearing demand deposits	987	(48)	939	(479)	(230)	(709)
Savings deposits	112	(218)	(106)	173	(335)	(162)
Money market accounts	(1,360)	(3,887)	(5,247)	(1,874)	(9,438)	(11,312)
Time deposits	719	(1,625)	(906)	(2,039)	(3,401)	(5,440)
Brokered time deposits	(213)	(1,725)	(1,938)	(1,265)	(5,077)	(6,342)
Total interest-bearing deposits	245	(7,503)	(7,258)	(5,484)	(18,481)	(23,965)
Short-term borrowings	1,006	(2,574)	(1,568)	(2,843)	(234)	(3,077)
Long-term debt	56	1,854	1,910	(4,159)	(1,748)	(5,907)
Total interest-bearing liabilities	1,307	(8,223)	(6,916)	(12,486)	(20,463)	(32,949)
Net interest income (2)	$29,952	$(17,130)	$12,822	$12,473	$(7,023)	$5,450

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 1 for a reconciliation of the effect of the tax-equivalent adjustment.

(3)
Covered interest-earning assets consist of loans acquired through an FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detail discussion.

2012 compared to 2011

Net interest income on a tax-equivalent basis increased $12.8 million, or 3%, to $422.8 million for the year ended December 31, 2012, compared to $410.0 million for the prior year. The year-over-year improvement in net interest income was primarily driven by $27.3 million in higher loan income generated from $553.6 million in higher average loan balances, which was partially offset by an $8.4 million decrease due to downward pressure on loan yields. Loan yields were helped somewhat by a substantial decline in nonperforming loans. Declining balances and yields with respect to covered assets also offset the increase in net interest income compared to 2011. Average investment securities balances increased $239.2 million, contributing $8.2 million to net interest income. However, compared to the prior year, securities income declined by $4.1 million, as the impact of the increase in average balances from the prior year was more than offset by declines in yields. Competitive pricing pressures, reductions in short-term interest rates, and the re-investment of maturing securities in the low interest rate environment led to the lower yields on both the loan and securities portfolios. Interest paid on interest-bearing liabilities was reduced by $6.9 million primarily due to lower funding costs as compared to the prior year, which was partially offset by $1.8 million in interest expense related to the October 2012 $125.0 million underwritten public offering of the Company's subordinated debentures issued as part of the redemption of TARP preferred stock.

Net interest margin was 3.42% for 2012, a decline of seven basis points from 3.49% for 2011. Further downward pressure on primarily short-term interest rates negatively impacted yields on loans and securities, which was partially offset by a decline in deposit costs of nine basis points, due to a shifting in the mix of deposits towards non-interest bearing deposits and downward pricing from the prior year. Of our total loan balances, approximately 90% are tied to variable interest rates. A decline in short-term borrowings interest expense of $1.6 million year-over-year was more than offset by interest expense on the subordinated debt issued in October 2012, which negatively impacts net interest income and would likely reduce net interest margin by approximately seven basis points on an annualized basis.

Yield trends in both our loan and investment portfolios are likely to continue to pressure net interest margin given the current operating environment and the prospects for a continuation of low short-term interest rates for some time. Our net interest margin has been affected by pricing compression resulting from competition in our target markets and to a lesser extent we have started to see pricing compression on loan renewals due to improved client financial condition, which will likely continue in 2013. Competition is not only impacting loans to new clients, but also business that is being renewed with existing clients.

During the second half of 2012, we maintained higher levels of liquidity due to client deposit flows and uncertainty over client response to the expiration of the unlimited deposit insurance for non-interest bearing deposit accounts. We have experienced some deposit outflows during the first quarter 2013 to date and have experienced a corresponding decline in liquid assets as well. With respect to interest-bearing liabilities, we do not anticipate any significant benefit to net interest margin in 2013 from downward pricing of deposits given the current level of interest rates.

2011 compared to 2010

For 2011, net interest margin was 3.49%, an increase of 11 basis points from 3.38% for 2010. The improvement results from a 24 basis point decrease in the average rate paid on interest-bearing deposits and an increase in noninterest-bearing deposits, offset partially by a decrease in the yield on the investment portfolio. Also, the shift in the mix of the loan portfolio toward higher-yielding commercial loans and some large non-recurring loan fees increased the average interest rate earned on loans by two basis points. Along with the shift in the mix of the loan portfolio to higher-yielding commercial loans, the level of average nonperforming loans year-over-year was reduced by $59.3 million, partially mitigating pricing compression experienced within the commercial loan portfolio as well as the $21.1 million reduction in interest income on covered assets. The lower interest rate environment negatively impacted the yield on the investment portfolio, resulting in a year-over-year reduction in interest income on a tax-equivalent basis of $5.0 million, despite the $211.5 million increase in the average balance of total securities.

Provision for loan losses

The provision for loan losses, excluding the provision for covered loans, was $70.9 million in 2012, down from $130.6 million in 2011 and $192.0 million in 2010. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The current year provision benefited from continuing improvement in asset quality, particularly the substantial decline in early stage problem loans. In addition, the lower provision for loan loss was the result of the reduced requirement for specific reserves, and lower charge-offs. Net charge-offs were $101.1 million in 2012, compared to $161.8 million in 2011 and $190.9 million in 2010. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see "Critical Accounting Policies" and "Credit Quality Management and Allowance for Loan Losses."

Provision for covered loan losses

For 2012, the provision for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement totaled $549,000, compared to $2.3 million in 2011 and $2.5 million in 2010. The provision for covered loan losses represents the 20% portion of expected losses on covered loans not reimbursed by the FDIC. For further information regarding the FDIC-assisted transaction, see "Covered Assets."

Non-interest Income

Non-interest income is derived from a number of sources related to our banking activities, including loan and credit-related fees, the sale of derivative products to clients through our capital markets group, mortgage banking income, treasury management services, and fees from our Trust and Investments business. The following table presents a break-out of these multiple sources of revenue for the years ended December 31, 2012, 2011 and 2010.

Table 4
Non-interest Income Analysis
(Dollars in thousands)

	Year Ended December 31,			% Change
	2012	2011	2010	2012-2011	2011-2010
Trust and investments	$17,017	$17,826	$18,140	-5	-2
Mortgage banking	13,460	6,703	10,187	101	-34
Capital markets products	25,958	19,341	14,286	34	35
Treasury management	21,510	18,181	15,008	18	21
Loan and credit-related fees:
Loan, letter of credit and commitment fees	18,173	16,722	13,878	9	20
Syndication fees	9,107	5,485	2,648	66	107
Total loan and credit-related fees	27,280	22,207	16,526	23	34
Deposit service charges and fees and other income	6,021	8,218	6,917	-27	19
Subtotal fee revenue	111,246	92,476	81,064	20	14
Net securities (losses) gains	(205)	5,771	12,182	-104	-53
Total non-interest income	$111,041	$98,247	$93,246	13	5

2012 compared to 2011

Non-interest income for 2012 totaled $111.0 million, increasing $12.8 million, or 13% compared to the prior year. Leading the improvement over the prior year was growth in mortgage banking income, capital markets products income, syndication fees and treasury management income. These increases were partially offset by net securities losses in 2012, compared to a large net securities gain in 2011, as well as lower deposit service charges and fees and other income and trust and investments fees. Excluding net securities gains/losses, non-interest income grew by $18.8 million, or 20%, to $111.2 million for 2012, compared to $92.5 million for 2011.

Trust and investments fee revenue declined by $809,000, or 5%, from 2011 largely due to the loss of fees within the Bank's investment management subsidiary following the departure of two relationship managers in second quarter 2012, the absence of larger estate fees recognized in the prior year, and to a lesser extent, the discontinuation of land trust fees due to the sale of the land trust business in 2011 and the impact of exiting certain non-strategic relationships. The loss in fees was partially offset by organic growth and continued client acquisition.

Assets under management and administration ("AUMA") grew to $5.2 billion at December 31, 2012 from $4.3 billion at December 31, 2011 primarily due to new custodial assets added in first quarter 2012, net client growth, and to a lesser extent, improved market values. The increase in custodial assets was largely attributable to a change in regulations requiring certain companies to use a "qualified custodian," such as the Bank, for the administration and custody of their clients' assets. Fees earned on "qualified custodian" and escrow assets are typically a flat fee structure and are significantly lower than fees recognized on standard custody and managed assets, which are generally based on the market value of the assets on the last day of the prior quarter or month and are therefore subject to volatility. Custody assets as a percentage of total AUMA were 45% and 37% at December 31, 2012 and 2011, respectively.

Revenue from our mortgage banking business doubled from $6.7 million in 2011 to $13.5 million in 2012. During 2012, the combination of the favorably low interest rate environment throughout the year and the expansion of our mortgage banking staff contributed to the revenue increase as a higher volume of transactions, primarily refinancing activity, were closed. This resulted in a greater level of loans sold in the secondary market generating gains of $11.8 million in 2012 compared to $5.9 million in

2011. Further, origination fees for 2012 were $1.1 million higher than in 2011 with the low interest rates driving strong application volumes during the current year.

Capital markets products income increased $6.6 million from 2011 and included a $48,000 positive credit valuation adjustment ("CVA") compared to a negative CVA of $719,000 for 2011. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income increased $5.9 million, or 29%, compared to 2011, and was favorably impacted by strong loan origination-related swap activity that was generally characterized by longer durations and larger deal sizes, resulting in higher revenue compared to 2011. Our capital markets business opportunities are sensitive to loan originations and our clients' interest rate expectations.

Treasury management income increased $3.3 million, or 18%, from 2011. Revenue growth for these services is closely correlated with loan originations and the acquisition of new middle market lending clients, though often subject to a three-to-six month lag of implementation. The current year increase reflects the ongoing success in cross-selling treasury management services to new commercial clients as we continue to build client relationships and, to a lesser extent, a decrease in our earnings credit rate (the rate applied to balances maintained in the client’s deposit account to offset activity charges) in the latter part of 2012.

Loan and credit-related fees, excluding syndication fees, increased $1.5 million, or 9%, from 2011, principally due to greater unused commitment fees. Unused commitment fees increased $1.2 million from the prior year. The majority of our unused commitment fees related to revolving facilities, which at December 31, 2012 totaled $7.0 billion, of which $3.9 billion were unused. In comparison, at December 31, 2011, commitments related to revolving facilities totaled $6.6 billion, of which $3.7 billion were unused.

Syndication fees increased $3.6 million from 2011 to $9.1 million in 2012. Syndication fees tend to fluctuate period to period depending on client needs, market conditions, loan origination trends, internal growth targets and risk guidelines.

Deposit service charges and fees and other income declined $2.2 million, or 27%, from 2011 primarily due to a decline in Small Business Administration servicing and related fees, which fluctuate with loan demand, and a $646,000 reduction in card-based interchange fees, which was attributable to new fee limits provided for under the Dodd-Frank Act. Also contributing to the year-over-year variance was $714,000 in higher gains on sale of various assets recognized in 2011.

2011 compared to 2010

Non-interest income for 2011 was $98.2 million, an increase of $5.0 million, or 5%, compared to the prior year, with all major categories, excluding mortgage banking and trust and investments, contributing to the year-over-year growth. Excluding securities gains, non-interest income increased by $11.4 million, or 14%, to $92.5 million for 2011, compared to $81.1 million for 2010.

Trust and investments fee revenue declined by 2% from 2010. During 2011, we gained momentum in carrying out our strategic initiative to retool and enhance our wealth management business and services through the addition and expansion of new and existing clients. However, trust and investments fee revenue for 2011 was impacted by certain nonrecurring larger estate fees recognized in the prior year period, lower retail tax preparation fees, lower fees from our land trust business, which was sold in early 2011, and some client attrition. Also, during the past year, client portfolios were increasingly invested in mutual funds and ETFs reducing reliance on third-party managers. Accordingly, the fees collected for these investment management services decreased with a corresponding reduction to investment expenses compared to the prior year.

Revenue from our mortgage banking business was lower by $3.5 million, or 34%, from the prior year, as 2010 experienced an extended period of lower mortgage interest rates and related higher refinancing activity as compared to 2011. In 2011, significant refinancing application volume did not begin until the drop in interest rates later in the year, unlike the prior year.

Capital markets products income increased $5.1 million from 2010 and included a $719,000 negative CVA compared to a negative CVA of $1.6 million for 2010. Exclusive of CVA, capital markets income increased to $20.1 million in 2011 from $15.9 million in 2010, and was primarily attributable to increased client interest rate swap fees resulting from both loan originations and renewals, larger margin transactions in the current year, and higher foreign exchange revenue from increased transactions as part of our clients’ ongoing business activities, a small number of large transactions and increased volatility in foreign exchange markets.

Treasury management income increased $3.2 million, or 21%, from 2010. The current year increase reflects ongoing success in cross-selling treasury management services to new and existing commercial clients as well as the full year impact of new clients added during 2010. In addition, during 2011, our earnings credit rate remained in line with market and deposit interest rates, declining slightly during the year and providing a small contribution to the overall increase in fees.

Loan and credit-related fees increased $5.7 million, or 34%, from 2010 and was principally due to a higher volume of syndication revenue driven by increased lead agency credits. Syndication fees tend to fluctuate period-to-period depending on client needs, market conditions, loan origination trends, internal growth targets and risk guidelines. Letter of credit and unused commitment fees were also higher in 2011.

Deposit service charges and fees and other income increased $1.3 million, or 19%, from 2010. The increase was primarily due to $938,000 in gains on various asset dispositions in 2011, including the sale of our land trust business earlier in the year, $564,000 in losses in 2010 on loans held for sale, as well as additional income from Small Business Administration servicing and related fees in 2011 as compared to the prior year.

Non-interest Expense

Table 5
Non-interest Expense Analysis
(Dollars in thousands)

	Year Ended December 31,			% Change
	2012	2011	2010	2012-2011	2011-2010
Compensation expense:
Salaries and wages	$95,608	$91,779	$88,161	4	4
Share-based costs	20,655	15,756	17,102	31	-8
Incentive compensation, retirement costs and other employee benefits	58,685	49,228	44,600	19	10
Total compensation expense	174,948	156,763	149,863	12	5
Net occupancy expense	30,571	29,986	29,935	2	*
Technology and related costs	13,250	11,388	10,224	16	11
Marketing	10,311	8,911	8,501	16	5
Professional services	8,353	9,206	12,931	-9	-29
Outsourced servicing costs	7,419	8,001	7,807	-7	2
Net foreclosed property expense	38,296	27,782	15,192	38	83
Postage, telephone, and delivery	3,497	3,716	3,659	-6	2
Insurance	15,186	21,287	26,534	-29	-20
Loan and collection	11,631	13,571	14,623	-14	-7
Other expenses	13,670	11,666	20,329	17	-43
Total non-interest expense	$327,132	$302,277	$299,598	8	1
Full-time equivalent ("FTE") employees at year-end	1,105	1,045	1,060	6	-1
Operating efficiency ratios:
Non-interest expense to average assets	2.52%	2.45%	2.39%
Net overhead ratio (1)	1.66%	1.65%	1.64%
Efficiency ratio (2)	61.28%	59.48%	60.19%

(1)	Computed as non-interest expense, less non-interest income, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 34, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

*	Less than 1%

2012 compared to 2011

Non-interest expense increased by $24.9 million, or 8%, for 2012 as compared to the prior year. The increase was primarily due to higher compensation expense and net foreclosed property expense, which was partially offset by lower insurance expense.

Compensation expense increased overall by $18.2 million, or 12%, from 2011. Salary and wages expenses were up $3.8 million, or 4%, primarily due to an increase in FTEs since December 31, 2011, as well as annual compensation adjustments.

Share-based costs increased by $4.9 million, or 31%, as 2012 includes a full year of expense related to 2011 equity awards as well as ten months of expense recognition related to annual stock-based awards issued in February 2012. As previously disclosed in our 2012 proxy statement, a greater number of shares were awarded in connection with our February 2012 incentive compensation awards than in the prior year largely because, in 2012, we expanded to a larger employee population an incentive compensation deferral program. Under this deferral program, a portion of 2011 annual incentive compensation awards paid in 2012 were deferred in the form of time-vested restricted stock. Also, at year-end 2012, the final tranche of equity awards originally issued in 2007 and 2008 under our transformational strategic growth plan vested resulting in an increase in expense from a truing up of estimated forfeitures. The final vesting of these awards will result in a decline in share-based costs in 2013. Finally, 2011 share-based costs had benefited from a higher level of forfeitures on departed plan participants.

Incentive compensation, retirement costs and other employee benefits were up by $9.5 million, or 19%, compared to 2011, principally due to higher incentive compensation related to the Company's performance against stated goals in addition to performance-based pay linked to mortgage banking and capital markets fee revenues, which had higher revenues for 2012 as compared to 2011, as presented in Table 4.

Technology and related costs increased $1.9 million, or 16%, compared to the prior year and was primarily due to investments in data networking to provide greater bandwidth and improve overall service levels, as well as higher volumes in transaction-based data processing fees for client-based loan, deposit and wire services.

Marketing expenses increased $1.4 million, or 16%, compared to 2011 due largely to our new advertising program to raise our corporate profile in 2012, as well as higher client development costs.

Professional services expense, which includes fees paid for legal, accounting, and consulting services, declined $853,000, or 9%, from 2011, with reduced consultancy services and lower corporate legal fees driving the decline.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, taxes, and other expenses associated with the maintenance of OREO, increased $10.5 million, or 38%, from 2011. The increase was primarily due to higher valuation write-downs, which totaled $25.2 million for 2012 as compared to $15.4 million for the prior year. Approximately half of valuation write-downs in 2012 were associated with land parcels. Also, a higher amount of property ownership costs, such as property management and real estate taxes, were incurred in 2012 as compared to the prior year. Mitigating the impact of the higher valuation write-downs and property ownership costs was a decrease in the net loss on sales of OREO. Net losses on sale were $6.0 million on $48.2 million of OREO in 2012, as compared to net losses of $9.1 million on $79.0 million of OREO in 2011. As the number of OREO properties decline, we anticipate a decline in net foreclosed property costs will follow. Refer to the "Foreclosed Real Estate" discussion in the "Loan Portfolio and Credit Quality" section below for more information regarding our OREO portfolio and valuation process.

Insurance expense declined $6.1 million, or 29%, from 2011, primarily due to lower deposit insurance assessments as a result of the change in FDIC insurance methodology that became effective in April 2011, including clarifying guidance provided in third quarter 2011 by the FDIC that benefited the Company. The lower deposit insurance expense benefited from various improved metrics, including credit quality, deposit mix and improved liquidity under the new model. The new assessment regulations modified the assessment base from one based on domestic deposits to a risk-assessed balance sheet model.

Loan and collection expense, which consists of certain non-reimbursable costs associated with performing loan activities and loan remediation costs of problem and nonperforming loans, declined $1.9 million, or 14%, from 2011. At December 31, 2012, performing loan costs represented 57% of total loan and collection expense. Costs related to loan remediation activities decreased $4.8 million, or 49%, primarily due to the overall reduction in problem loans. Partially offsetting this decline was an increase of $2.9 million in performing loan activities with 81% of the increase representing non-reimbursable mortgage origination costs in connection with greater re-financing volumes.

Other expenses increased $2.0 million, or 17%, from the prior year. Other expenses include various categories such as bank charges, costs associated with the CDARS® product offering, intangible asset amortization, education-related costs, subscriptions, provision for unfunded commitments, and miscellaneous losses and expenses. The increase was primarily due to $1.3 million in higher amortization on our core deposit intangible assets compared to the prior year. In addition, we recorded a $66,000 provision for unfunded commitments in 2012 as compared to an $842,000 reduction of the reserve for unfunded commitments in 2011.

2011 compared to 2010

Non-interest expense totaled $302.3 million for 2011, increasing modestly by $2.7 million, or 1%, from $299.6 million in 2010. Despite a substantial increase in net foreclosed property expense, overall non-interest expenses remained relatively flat year-over-year, reflecting ongoing cost control management.

Compensation expense increased overall by $6.9 million, or 5%, from 2010. Salary and wages were up 3% largely due to annual merit, promotional and market adjustments and lower deferred salary costs related to origination expenses on a comparative basis, which was slightly offset by a small decline in the number of employees. Share-based payment costs were down $1.3 million primarily due to a higher level of forfeiture-related expense reversals on departed and retiring plan participants during 2011. Incentive compensation, retirement costs and other employee benefits were up by $5.2 million compared to 2010, reflecting higher incentive compensation expense in conjunction with the improved financial results of the Company. This increase was partially offset by the implementation of a new plan feature requiring a portion of the current year bonus for certain employees to be deferred over a future defined service period.

Technology and related costs increased $1.2 million, or 11%, from 2010 due to various systems upgrades occurring during 2011 including our items processing platform and our data network.

Professional services expense, decreased $3.7 million, or 29%, from 2010. The decrease is primarily due to higher prior year costs relating to risk management consultants, system conversion fees in connection with the integration of the FDIC-assisted acquisition of the former Founders Bank, and audit fees.

Net foreclosed property expense increased $12.6 million, or 83%, from 2010. The increase in net foreclosed property expense is primarily due to higher net losses on the sale of OREO resulting from the accelerated pace of sales, as well as operating expenses relating to the $37.0 million increase in OREO balances during 2011 and higher valuation write-downs. In 2011, we incurred $9.1 million in net losses on sale of OREO compared to $1.4 million in 2010. Also, OREO write-downs totaled $15.4 million for 2011 compared to $6.6 million for the prior year.

Insurance expense decreased $5.2 million, or 20%, from 2010, primarily due to lower deposit insurance assessments as a result of the change in FDIC insurance assessment methodology. In 2011, the FDIC adopted final rules amending the deposit insurance assessment regulations, modifying, among other provisions, the assessment base from one based on domestic deposits to one based on total assets less average tangible equity. These rules took effect April 1, 2011, impacting assessments beginning in the second quarter 2011.

Loan and collection expense decreased $1.1 million, or 7%, from 2010 largely due to a lower level of performing loan costs largely attributable to reduced refinance volumes on a comparative basis. However, part of these reduced costs was offset by an increase in problem asset remediation expense.

Other expenses decreased $8.7 million, or 43%, from the prior year. The decrease was primarily due to an $842,000 reduction of the reserve for unfunded commitments in 2011, compared to a provision for unfunded commitments of $6.7 million recorded in 2010. In addition, decreased volume and rates reduced CDARS® servicing fees by $643,000 from the prior year.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 2010 through 2012 are presented in the following table.

Table 6
Income Tax Provision Analysis
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Income before income tax provision	$132,417	$70,200	$64
Income tax expense (benefit)	$54,521	$25,660	$(1,737)
Effective income tax rate	41.2%	36.6%	n/m

n/m	Not meaningful
Generally, our effective income tax rate varies from the statutory federal income tax rate of 35% principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance, non-deductible compensation and business expenses and tax credits.
Our provision for income taxes includes both federal and state income tax expense. For the year ended December 31, 2012 we recorded an income tax provision of $54.5 million on pre-tax income of $132.4 million (equal to a 41.2% effective tax rate) compared to an income tax provision of $25.7 million on pre-tax income of $70.2 million for the year ended December 31, 2011 (equal to a 36.6% effective tax rate).
The increase in our effective tax rate in 2012 compared to 2011 was primarily due to the tax benefits totaling $2.8 million included in the 2011 period attributable to the repricing of our deferred tax asset that resulted from the 2011 Illinois corporate tax rate change. In addition, the effective tax rate in 2012 was negatively impacted by reduced tax benefits relating to share-based awards that were settled during the year. The Company does not currently expect its 2013 effective tax rate to be negatively impacted by the settlement of share-based compensation awards of any material degree and as a result, is estimating an effective rate for 2013 of 38%-39%.

The effective tax rate in 2010 was not meaningful because the small amount of pre-tax income caused the permanent differences described above to disproportionately impact the effective tax rate compared to what would have normally been expected.
Realization of Deferred Tax Assets
Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition and totaled $89.3 million at December 31, 2012, consisting of gross deferred assets of $138.8 million offset by gross deferred tax liabilities of $49.5 million.

We have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that the Company was not in a cumulative book loss position for financial statement purposes at December 31, 2012, measured on a trailing three-year basis. In addition, we considered our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

Taxable income in prior years and reversing deferred taxable income amounts provide sources from which deferred tax assets may be absorbed. Most significantly, however, we have relied on our expectation of generating pre-tax earnings in future periods, which should give rise to taxable income levels, exclusive of reversing temporary differences, that more likely than not will be sufficient to absorb the deferred tax assets.

At December 31, 2012, we had approximately $14 million of deferred tax assets that relate to equity compensation awards, including both unexercised stock options and unvested restricted shares. In both cases, the deferred tax assets may not be fully realized in future periods primarily due to stock price valuation. Currently, most of our stock options are "out of the money" with an exercise price above our current stock price. Depending in part on changes in our stock price, we could incur tax charges at the expiration date of the options or prior to that time if employees terminate and "out-of-the money" options expire, or in certain instances, when employees exercise options. In the case of restricted shares, the tax benefits will not be fully realized if the fair market value of the awards on the vesting/release date is less than the value of the awards on the grant date.

In such circumstances where there is a "shortfall" in tax benefits on the exercise, vesting or expiration of an equity award, such "shortfall" amounts are charged to stockholders' equity if there is a sufficient level of "excess" tax benefits accumulated from prior years. During 2011 and 2010, such "shortfall" amounts charged to stockholders' equity totaled $2.6 million and $3.6 million, respectively. In addition, during 2012 and 2011, we charged $2.5 million and $645,000, respectively, of such shortfall tax benefits to income tax expense because the balance of cumulative prior year "excess" tax benefits was reduced to $0. This resulted in an increase in the effective tax rate in 2012 and 2011. Based on our current stock price level, scheduled vesting of restricted shares and anticipated option expirations, we do not expect to incur material "shortfall" tax charges in 2013. The amount of such "shortfall" charges in periods after 2013 will be dependent on changes in our stock price as well as the impact of employee terminations, option exercise decisions and other factors.

Operating Segments Results

We have three primary business segments: Banking, Trust and Investments, and Holding Company Activities.

Banking

Our Banking segment is the Company's most significant segment, representing nearly 90% of consolidated total assets and generates nearly all of the Company's net income. The profitability of our Banking segment is dependent on net interest income, provision for loan losses, non-interest income, and non-interest expense. The net income for the Banking segment for the year ended December 31, 2012 was $108.1 million, a $36.2 million increase from net income of $71.9 million for the year ended December 31, 2011. The increase in net income for the Banking segment was primarily due to $61.5 million in lower provision for loan and covered loan losses, which was partially offset by $26.7 in higher non-interest expense compared to the prior year. Net income for the Banking segment increased $38.2 million from the year ended December 31, 2010 to the year ended December 31, 2011, which was primarily due to a $61.6 million in lower provision for loan and covered loan losses offset by $8.8 higher non-interest expense compared to the prior year.

Total loans for the Banking segment increased to $10.1 billion at December 31, 2012, compared to $9.0 billion at December 31, 2011. Total deposits increased from December 31, 2011 levels of $10.5 billion to $12.3 billion at December 31, 2012.

Trust and Investments

The Trust and Investments segment includes investment management, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm and wholly-owned subsidiary of the Bank, is included in our Trust and Investments segment. During 2011, we purchased the remaining minority ownership interests of Lodestar held by certain members of Lodestar management.

Net income attributable to controlling interests from Trust and Investments increased to $1.6 million for the year ended December 31, 2012, from $668,000 for the year ended December 31, 2011, and increased from a net loss of $20,000 for the year ended December 31, 2010. The increase in net income from 2011 to 2012 is primarily attributable to $1.8 million lower non-interest expense. AUMA was $5.2 billion at December 31, 2012 and $4.3 billion at December 31, 2011. Organizational changes at Lodestar in connection with a strategic repositioning led to the departure of two relationship managers resulting in a decline in both fee revenue and non-interest expense in 2012.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in its bank subsidiary. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of share-based compensation and professional fees. The Holding Company Activities segment reported a net loss of $31.8 million for the year ended December 31, 2012, compared to a net loss of $28.2 million for the same period in 2011 and a net loss of $32.2 million for 2010. The increase is due to $1.8 million in interest expense from subordinated debentures issued in October 2012.

The Holding Company had $78.0 million in cash at December 31, 2012 compared to $149.7 million at December 31, 2011. On October 24, 2012, the Company repurchased all of the $243.8 million of its Preferred Stock held by the U.S. Treasury and remitted $2.3 million in accrued and unpaid dividends using the proceeds from its October $75.0 million common equity offering and

$125.0 million 7.125% fixed rate subordinated debenture offering, together with existing cash resources. We believe cash balances at the Holding Company as of December 31, 2012 provide sufficient resources to support its estimated cash obligations for at least two years.

Additional information about our operating segments are also discussed in Note 21 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

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

Investments are comprised of debt securities. Our debt securities portfolio is primarily comprised of residential mortgage-backed pools, collateralized mortgage obligations, and state and municipal bonds.

Debt securities that are classified as available-for-sale are carried at fair value and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Unrealized gains and losses on available-for-sale securities represent the difference between the aggregated cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of equity in accumulated other comprehensive income ("AOCI"). This balance sheet component will fluctuate as current market interest rates and conditions change, with such changes affecting the aggregate fair value of the portfolio. In periods of significant market volatility we may experience significant changes in AOCI. AOCI is not currently included in the calculation of regulatory capital but its inclusion is contemplated in the proposed changes in capital standards. Refer to "Proposed Changes to Regulatory Capital Rules" under the Capital discussion further in this document for additional information.

Debt securities that are classified as held-to-maturity are securities that we have the ability and intent to hold until maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts.

Table 7
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of December 31, 2012			As of December 31, 2011			As of December 31, 2010
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$115,262	$114,252	5	$61,521	$60,590	3	$—	$—	—
U.S. Agency securities	—	—	—	10,034	10,014	*	10,426	10,155	1
Collateralized mortgage obligations	241,034	229,895	10	356,000	344,078	16	451,721	450,251	24
Residential mortgage-backed securities	868,322	823,191	37	1,189,213	1,140,555	52	1,247,031	1,222,642	66
State and municipal securities	226,042	214,174	10	166,197	154,080	7	172,108	166,209	9
Foreign sovereign debt	500	500	*	500	500	*	500	500	*
Total available-for-sale	1,451,160	1,382,012	62	1,783,465	1,709,817	78	1,881,786	1,849,757	100
Held-to-Maturity
Collateralized mortgage obligations	74,644	74,164	3	—	—	—	—	—	—
Residential mortgage-backed securities	725,448	703,419	31	493,159	490,072	22	—	—	—
Commercial mortgage-backed securities	86,213	85,680	4	—	—	—	—	—	—
State and municipal securities	469	464	*	71	71	*	—	—	—
Total held-to-maturity	886,774	863,727	38	493,230	490,143	22	—	—	—
Total securities	$2,337,934	$2,245,739	100	$2,276,695	$2,199,960	100	$1,881,786	$1,849,757	100

*	Less than 1%

As of December 31, 2012, our securities portfolio totaled $2.3 billion, which was comparable to December 31, 2011.

During 2012, purchases of securities totaled $589.8 million, with $129.9 million in the available-for-sale portfolio and $459.9 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential mortgage-backed securities, as well as purchases of commercial agency guaranteed mortgage-backed securities and state and municipal securities.

In conjunction with ongoing portfolio management and rebalancing activities, during 2012, we sold $15.7 million of collateralized mortgage obligations, $3.1 million of residential mortgage-backed securities, and $1.8 million of state and municipal securities, resulting in a net securities gain of $315,000.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprise 85% of the total portfolio at December 31, 2012. All of the mortgage securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 10% of the total portfolio at December 31, 2012. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit strength when evaluating a purchase or sale decision.

At December 31, 2012, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $42.2 million, a decrease of $2.9 million from December 31, 2011. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future AOCI volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

The following table summarizes activity in the Company's investment securities portfolio during 2012. There were no transfers of securities between investment categories during the year.

Table 8
Investment Portfolio Activity
(Dollars in thousands)

	December 31, 2012
	Available-for-Sale	Held-to-Maturity
Balance at beginning of year	$1,783,465	$490,143
Additions:
Purchases	129,871	459,897
Reductions:
Sale proceeds	(20,905)	—
Net gain on sale	315	—
Principal maturities, prepayments and calls, net of gains	(424,917)	(82,621)
Amortization of premiums and accretion of discounts	(12,169)	(3,692)
Total reductions	(457,676)	(86,313)
Decrease in market value	(4,500)	—	(1)
Balance at end of year	$1,451,160	$863,727

(1)	The held-to-maturity portfolio is recorded at cost, with no adjustment for the $20.0 million increase in market value.

The following table presents the maturities of the different types of investments that we owned at December 31, 2012 and the corresponding interest rates.
Table 9
Repricing Distribution and Portfolio Yields
(Dollars in thousands)

	As of December 31, 2012
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$25,353	1.03%	$61,500	0.92%	$27,399	0.7%	$—	—%
Collateralized mortgage obligations (1)	24,484	2.91%	185,702	3.30%	19,709	3.18%	—	—%
Residential mortgage-backed securities (1)	57	5.25%	821,140	3.68%	668	5.66%	1,326	7.51%
State and municipal securities (2)	9,700	3.87%	89,401	3.30%	114,108	2.34%	965	4.40%
Foreign sovereign debt	—	—%	500	1.51%	—	—%	—	—%
Total available-for-sale	59,594	2.27%	1,158,243	3.44%	161,884	2.18%	2,291	6.20%
Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	74,164	1.40%	—	—%	—	—%
Residential mortgage-backed securities (1)	—	—%	634,639	2.47%	55,514	2.82%	13,266	2.68%
Commercial mortgage-backed securities (1)	—	—%	12,195	1.19%	73,485	1.66%	—	—%
State and municipal securities (2)	80	2.71%	384	3.11%	—	—%	—	—%
Total held-to-maturity	80	2.71%	721,382	2.34%	128,999	2.16%	13,266	2.68%
Total securities	$59,674	2.27%	$1,879,625	3.02%	$290,883	2.17%	$15,557	3.20%

(1)
The repricing distributions and yields to maturity of collateralized mortgage obligations and mortgage-backed securities are based on average life of expected cash flows. Actual repricings and yields of the securities may differ from those reflected in the table depending upon actual interest rates and prepayment speeds.

(2)
The maturity date of state and municipal bonds is based on contractual maturity, unless the bond, based on current market prices, is deemed to have a high probability that a call right will be exercised, in which case the call date is used as the maturity date.

LOAN PORTFOLIO AND CREDIT QUALITY (excluding covered assets)

Our principal source of revenue arises from our lending activities, primarily composed of interest income and, to a lesser extent, loan origination and commitment fees, net of related costs. The accounting policies underlying the recording of loans in the Consolidated Statements of Financial Condition and the recognition and/or deferral of interest income and fees, net of costs, arising from lending activities are included in Note 1 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

The following discussion of our loan portfolio and credit quality excludes covered assets. Covered assets represent assets acquired through an FDIC-assisted transaction that are subject to a loss share agreement and are presented separately on the Consolidated Statements of Financial Condition. For additional discussion of covered assets, refer to "Covered Assets" further in "Management's Discussion and Analysis" and Note 6 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Portfolio Composition

Total loans increased $1.1 billion to $10.1 billion as of December 31, 2012 from $9.0 billion at December 31, 2011, driven by growth in the commercial loan portfolio, which increased $1.2 billion from year end 2011. This growth was muted somewhat by our problem loan disposition activities and client departures as we continued our strategy of intentionally exiting certain non-strategic client relationships. Revolving line usage was up modestly to 45% from 44% at December 31, 2011.

As a result of the current year loan growth, commercial loans (including commercial owner-occupied CRE loans) increased as a proportion of total loans to 64% at December 31, 2012, compared to 59% at December 31, 2011. A portion of our loan growth during fourth quarter 2012, which was elevated relative to prior quarters in 2012, included client borrowings in response to potential changes in future tax rates. We expect a portion of these loans may be repaid or syndicated in the first half of 2013. Additionally, as we continue to grow the loan portfolio, we are targeting to keep a similar proportional mix of loans in the portfolio but will remain opportunistic.

The following table presents the composition of our loan portfolio at the dates shown.

Table 10
Loan Portfolio
(Dollars in thousands)

	December 31,
	2012	% of Total	2011	% of Total	2010	% of Total	2009	% of Total	2008	% of Total
Commercial	$4,901,210	48	$4,192,842	46	$3,912,784	43	$3,572,695	40	$3,280,132	41
Commercial - owner-occupied CRE	1,595,574	16	1,130,932	13	895,625	10	743,307	8	313,179	4
Total commercial	6,496,784	64	5,323,774	59	4,808,409	53	4,316,002	48	3,593,311	45
Commercial real estate	2,132,063	21	2,233,851	25	2,484,042	27	2,547,693	28	2,331,340	29
Commercial real estate - multi-family	543,622	5	452,595	5	478,595	5	553,473	6	423,536	5
Total commercial real estate	2,675,685	26	2,686,446	30	2,962,637	32	3,101,166	34	2,754,876	34
Construction	190,496	2	287,002	3	530,733	6	768,358	8	826,310	10
Residential real estate	373,580	4	297,229	3	319,146	4	319,463	4	328,138	4
Home equity	167,760	2	181,158	2	197,179	2	220,025	2	191,934	3
Personal	235,677	2	232,952	3	296,253	3	321,611	4	307,220	4
Total loans	$10,139,982	100	$9,008,561	100	$9,114,357	100	$9,046,625	100	$8,001,789	100
Growth vs. prior year–end	13%		-1%		1%		13%		92%

The following table summarizes the composition of our commercial loan portfolio at December 31, 2012 and 2011. Our commercial loan portfolio is categorized based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client’s ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client’s underlying business activity changes, classification differences between periods will arise.

Table 11
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	December 31, 2012				December 31, 2011
	Amount	% of Total	Amount Non-performing	% Non- performing (1)	Amount	% of Total	Amount Non-performing	% Non- performing (1)
Healthcare	1,514,496	23	322	*	1,218,205	23	—	—
Manufacturing	1,496,719	23	—	—	1,257,973	24	3,115	*
Wholesale trade	635,477	10	—	—	482,386	9	24,907	5
Finance and insurance	584,763	9	194	*	454,830	8	586	*
Administrative, support, waste management and remediation services	426,960	7	—	—	321,912	6	17,132	5
Professional, scientific and technical services	391,976	6	10,805	3	350,677	7	76	*
Real estate, rental and leasing	359,947	6	16,550	5	342,860	6	3,049	1
Architecture, engineering and construction	225,199	3	629	*	195,875	4	9,274	5
All other (2)	861,247	13	13,413	2	699,026	13	7,819	1
Total commercial (3)	$6,496,784	100	$41,913	1	$5,323,744	100	$65,958	1

(1)	Calculated as nonperforming loans in the respective industry segment divided by total loans of the corresponding industry segment presented above.

(2)	Includes a variety of industries.

(3)	Includes owner-occupied commercial real estate of $1.6 billion and $1.1 billion at December 31, 2012 and 2011, respectively.

*	Less than 1%

Within our commercial lending business, we have a specialized niche in the "assisted living," "skilled nursing," and residential care segment of the healthcare industry. At December 31, 2012, 15% of the total loan portfolio had been extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. These loans tend to be larger extensions of credit and are primarily to for-profit businesses. A significant source of revenue for these borrowers is reimbursements from Federal and state agencies which from time to time delay and /or change reimbursement payments. To date, this portfolio segment has experienced minimal defaults and losses.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at December 31, 2012 and 2011.

Table 12
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	December 31, 2012				December 31, 2011
	Amount	% of Total	Amount Non-performing	% Non- performing (1)	Amount	% of Total	Amount Non-performing	% Non- performing (1)
Commercial Real Estate
Land	$240,503	9	$19,747	8	$230,579	9	$14,702	6
Residential 1-4 family	58,704	2	13,213	23	105,919	4	24,306	23
Multi-family	543,622	20	6,553	1	452,595	17	4,102	1
Industrial/warehouse	272,535	10	8,902	3	350,282	13	11,788	3
Office	566,834	21	5,849	1	585,183	22	21,137	4
Retail	472,024	18	8,873	2	431,200	16	32,590	8
Health care	205,318	8	—	—	144,529	5	—	—
Mixed use/other	316,145	12	5,417	2	386,159	14	24,632	6
Total commercial real estate	$2,675,685	100	$68,554	3	$2,686,446	100	$133,257	5
Construction
Land	$—	—	$—	—	$—	—	$—	—
Residential 1-4 family	14,160	7	—	—	26,319	9	3,442	13
Multi-family	36,129	19	—	—	68,125	24	—	—
Industrial/warehouse	29,633	16	—	—	18,912	7	—	—
Office	8,863	5	402	5	43,612	15	336	1
Retail	37,457	20	—	—	69,990	24	12,490	18
Health care	14,196	7	—	—	7,129	3	—	—
Mixed use/other	50,058	26	155	*	52,915	18	5,611	11
Total construction	$190,496	100	$557	*	$287,002	100	$21,879	8

(1)	Calculated as nonperforming loans in the respective collateral type divided by total loans of the corresponding collateral type presented above.

*	Less than 1%

Of the combined commercial real estate and construction portfolios, the two largest categories at December 31, 2012 were multi-family and office real estate, each of which represent 20% of the combined portfolios. We continue to grow our multi-family loans in response to this segment's relative strength in the commercial real estate sector; multi-family commercial real estate increased $91.0 million, or 20%, from the prior year end.

Within the commercial real estate portfolio, our exposure to land loans totaled $240.5 million at December 31, 2012 and $230.6 million at December 31, 2011. Land remains an illiquid asset class as buyers and sellers may hold divergent future development outlooks for the land, therefore affecting saleability and market prices. As a percentage of the commercial real estate portfolio, land loans were 9% at both December 31, 2012 and December 31, 2011.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of December 31, 2012, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 13
Maturities and Sensitivities of Loans to Changes in Interest Rates
(Amounts in thousands)

	As of December 31, 2012
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$1,733,606	$4,625,770	$137,408	$6,496,784
Commercial real estate	1,217,648	1,364,231	93,806	2,675,685
Construction	45,525	137,404	7,567	190,496
Residential real estate	18,563	24,564	330,453	373,580
Home equity	45,526	60,653	61,581	167,760
Personal	159,100	75,082	1,495	235,677
Total	$3,219,968	$6,287,704	$632,310	$10,139,982
Loans maturing after one year:
Predetermined (fixed) interest rates		$298,975	$115,999
Floating interest rates		5,988,729	516,311
Total		$6,287,704	$632,310

Of the $6.5 billion in loans maturing after one year with a floating interest rate, $1.4 billion are subject to interest rate floors, of which $1.3 billion have such floors in effect at December 31, 2012.

Delinquent Loans, Special Mention and Potential Problem Loans, and Nonperforming Assets

Loans are reported delinquent if the required principal and interest payments have not been received within 30 days of the date such payments are due. Delinquency can be driven by either failure of the borrower to make payments within the term of the loan or failure to make the final payment at maturity. The majority of our loans are not fully amortizing over the term. As a result, a sizeable final repayment is often required at maturity. If a borrower lacks refinancing options or the ability to pay, the loan may become delinquent in connection with its maturity. Table 14 provides information on current, delinquent and nonaccrual loans by product type. Of total commercial, commercial real estate and construction loans outstanding at December 31, 2012, $637.2 million are scheduled to mature in the first quarter of 2013, of which 1% were nonperforming at December 31, 2012.

Loans considered special mention are performing in accordance with the contractual terms but demonstrate potential weakness that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity, or other credit concerns. These loans continue to accrue interest.

Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest but the ultimate collection of these loans is questionable due to the same conditions that characterize a special mention credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not resolved. Although potential problem loans require additional attention by management, they may never become nonperforming.

Special mention and potential problem loans as of December 31, 2012 and 2011 are presented in Table 20.

Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure proceedings and are awaiting disposition and are presented in Table 15. Nonperforming loans consist of nonaccrual loans, including restructured loans that remain on nonaccrual. We specifically exclude certain restructured loans that accrue interest from our definition of nonperforming loans if the borrower has demonstrated the ability to meet the new terms of the restructuring as evidenced by a minimum of six months of performance in compliance with the restructured terms or if the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. Restructured loans that are accruing interest are also included in Table 15.

All loans are placed on nonaccrual status when principal or interest payments become 90 days past due or earlier if management deems the collectibility of the principal or interest to be in question prior to the loans becoming 90 days past due. When interest accruals are discontinued, accrued but uncollected interest is reversed reducing interest income. Subsequent receipts on nonaccrual loans are recorded in the financial statements as a reduction of principal, and interest income is only recorded on a cash basis if the remaining recorded investment after charge-offs is deemed fully collectible. Classification of a loan as nonaccrual does not necessarily preclude the ultimate collection of loan principal and/or interest. Nonperforming loans are presented in Tables 15, 16, 3, and 6.

Foreclosed assets represent property acquired as the result of borrower defaults on loans secured by a mortgage on real property. Foreclosed assets are recorded at the lesser of current carrying value or estimated fair value, less estimated selling costs at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On a periodic basis, the carrying values of these properties are adjusted based upon new appraisals and/or market indications. Write-downs are recorded for subsequent declines in net realizable value and are included in non-interest expense along with other expenses related to maintaining the properties. Additional information on our OREO assets is presented in Tables 21 through 23.

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of reduction in interest rate, extension of the maturity date, reduction in the principal balance, or other action intended to minimize potential losses that would otherwise not be considered in order to improve the chance of a more successful recovery on the loan. Such concessions as part of a modification are accounted for as trouble debt restructurings ("TDRs"). Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. TDRs accrue interest as long as the borrower complies with the revised terms and conditions, has historically demonstrated repayment performance at a level commensurate with the modified terms, and management is reasonably assured as to the collectibility of principal and interest; otherwise, the restructured loan will be classified as nonaccrual. The composition of our restructured loans accruing interest by loan category, current period activity and stratification is presented in Table 15, 4, and 19.

As part of our restructuring strategies, we may utilize a multiple note structure as a workout alternative for certain loans. The multiple note structure typically bifurcates a troubled loan into two separate notes, where the first note is reasonably assured of repayment and performance according to the modified terms, and the second note of the troubled loan that is not reasonably assured of repayment is charged-off. Aside from the decision to restructure a loan, thereby increasing our outstanding TDRs, changes in the level of TDRs from period to period may be impacted by both favorable and unfavorable developments associated with the respective TDR. Favorable developments include payoffs at par, paydowns of principal earlier than expected and regular amortizing payments. In addition, certain TDRs may be subsequently re-underwritten as pass-rated credits, which is evidence that the borrower would no longer be considered "troubled" and, accordingly, the TDR classification is removed. Unfavorable developments include performance deterioration in the borrower's operations, which can cause the loan's classification to be changed to nonperforming and removed from the accruing TDR portfolio.

Our 2012 results reflect meaningful progress in improving overall asset quality. Nonperforming assets declined 43% to $220.7 million at December 31, 2012 from $385.6 million at December 31, 2011, reflecting the continued progress in improving the overall asset quality of the portfolio and reducing problem assets. Nonperforming assets as a percentage of total assets were 1.57% at December 31, 2012, down from 3.11% at December 31, 2011.

Nonperforming loans totaled $138.8 million at December 31, 2012, down 47% from $259.9 million at December 31, 2011, with improvements in all product categories, in particular the commercial real estate segment. Nonperforming loan inflows, which are primarily comprised of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status), declined 43% from 2011. As shown in Table 16, inflows to nonperforming loans in 2012 were more than offset by problem loan resolutions (paydowns, payoffs and return to accruing status), dispositions, and charge-offs. As shown in Table 17, which provides the nonperforming loan stratification by size, five nonperforming loans in excess of $5.0 million comprised 40% of our total nonperforming loans at December 31, 2012.

OREO declined $43.8 million, or 35%, from December 31, 2011, as inflows to OREO were more than offset by sales of OREO, with a net book value of $48.2 million and $25.2 million of valuation adjustments. Inflows to OREO from nonperforming loans declined 78% as compared to the prior year. Refer to "Foreclosed Real Estate" below for further discussion on OREO.

During 2012, we used a variety of resolution strategies, including asset sales, which reduced special mention, potential problem loan and nonperforming assets from 2011 year end. Disposition activity during the year ended December 31, 2012 included the sale of $208.0 million in problem assets, including $147.8 million in nonperforming loans, $12.0 million in early stage problem loans, and $48.2 million in OREO at an incremental charge of 9% based on the carrying value net of specific reserves at the time of disposition. Our asset management activities, along with a slowly improving economy and some asset price stability in certain market segments, have led to declines in problem loans (which include special mention, potential problem, and nonperforming loans) of 46%, from $641.9 million at December 31, 2011 to $343.5 million at December 31, 2012.

We have been generally consistent in our principal approach to disposing distressed assets, typically utilizing direct sales to end-users or other parties interested in particular assets. We source dispositions opportunistically, limiting the use of brokered or pooled transactions.

Accruing TDRs totaled $61.0 million at December 31, 2012, decreasing $39.9 million, or 40%, from $100.9 million at December 31, 2011. As presented in the accruing TDR rollforward at Table 18, new accruing TDRs totaling $62.1 million during 2012 were more than offset by accruing TDRs moving to nonperforming status, paydowns and payoffs, and accruing TDRs that were subsequently re-underwritten as pass-rated credits and removed from the TDR portfolio.

Because our loan portfolio contains loans that may be larger in size in order to accommodate the financing needs of some of our borrowers, the movement of one or more of these loans to a different performance classification can create volatility in our credit quality metrics, including nonperforming loans and accruing TDR loans as discussed above.

As problem loan indicators and problem asset resolution continue to trend positively, we expect further improvement in the credit quality of the portfolio. However, because many of our potential problem loans are commercial real estate-related, still a relatively stressed loan sector, and because the potential problem loan population contains some larger-sized credits, our total nonperforming loans and nonperforming loan inflows may fluctuate over the next several quarters as we continue to execute remediation plans and work through the credit cycle. In addition, credit quality trends may also be impacted by uncertainty in global economic conditions and market turmoil that could disrupt workout plans, adversely affect clients, or negatively impact collateral valuations. Nonperforming asset levels and levels of restructured loans could fluctuate depending on the mix and timing of dispositions or other remediation actions. We continue to focus on improving asset quality and expect lower nonperforming assets as we move through 2013. Our efforts to continue to dispose of nonperforming assets and problem loans in future quarters may be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, activity levels in the real estate market and real estate inventory coming into the market for sale. We continue to assess the disposition market, seeking to maximize liquidation proceeds of the individual assets sold. We will also continue to use various other strategies mentioned above, including restructuring, that are consistent with our goal of maximizing economic recovery on the asset.

The following table breaks down our loan portfolio at December 31, 2012 between performing, delinquent and nonaccrual status.

Table 14
Delinquency Analysis
(Dollars in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Nonaccrual	Total Loans
As of December 31, 2012
Loan Balances:
Commercial	$6,451,311	$2,195	$1,365	$—	$41,913	$6,496,784
Commercial real estate	2,597,780	4,073	5,278	—	68,554	2,675,685
Construction	189,939	—	—	—	557	190,496
Residential real estate	359,096	3,260	—	—	11,224	373,580
Personal and home equity	384,606	1,837	462	—	16,532	403,437
Total loans	$9,982,732	$11,365	$7,105	$—	$138,780	$10,139,982
% of Loan Balance:
Commercial	99.30%	0.03%	0.02%	—%	0.65%	100.00%
Commercial real estate	97.09%	0.15%	0.20%	—%	2.56%	100.00%
Construction	99.71%	—%	—%	—%	0.29%	100.00%
Residential real estate	96.13%	0.87%	—%	—%	3.00%	100.00%
Personal and home equity	95.33%	0.46%	0.11%	—%	4.10%	100.00%
Total loans	98.45%	0.11%	0.07%	—%	1.37%	100.00%
As of December 31, 2011
Loan Balances:
Commercial	$5,250,875	$6,018	$923	$—	$65,958	$5,323,774
Commercial real estate	2,539,889	3,523	9,777	—	133,257	2,686,446
Construction	262,742	—	2,381	—	21,879	287,002
Residential real estate	278,195	3,800	645	—	14,589	297,229
Personal and home equity	388,686	446	809	—	24,169	414,110
Total loans	$8,720,387	$13,787	$14,535	$—	$259,852	$9,008,561
% of Loan Balance:
Commercial	98.63%	0.11%	0.02%	—%	1.24%	100.00%
Commercial real estate	94.55%	0.13%	0.36%	—%	4.96%	100.00%
Construction	91.55%	—%	0.83%	—%	7.62%	100.00%
Residential real estate	93.59%	1.28%	0.22%	—%	4.91%	100.00%
Personal and home equity	93.85%	0.11%	0.20%	—%	5.84%	100.00%
Total loans	96.81%	0.15%	0.16%	—%	2.88%	100.00%

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, and past due loans for the past five years.

Table 15
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	December 31,
	2012	2011	2010	2009	2008
Nonaccrual loans:
Commercial	$41,913	$65,958	$70,241	$69,346	$11,735
Commercial real estate	68,554	133,257	214,629	171,049	48,143
Construction	557	21,879	33,403	113,822	63,305
Residential real estate	11,224	14,589	14,841	14,481	6,829
Personal and home equity	16,532	24,169	32,766	26,749	1,907
Total nonaccrual loans	$138,780	$259,852	$365,880	$395,447	$131,919
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	$138,780	$259,852	$365,880	$395,447	$131,919
OREO	81,880	125,729	88,728	41,497	23,823
Total nonperforming assets	$220,660	$385,581	$454,608	$436,944	$155,742
Restructured loans accruing interest:
Commercial	$44,267	$42,569	$8,017	$—	$—
Commercial real estate	14,758	41,348	60,019	—	—
Construction	—	—	4,348	—	—
Residential real estate	465	3,238	798	—	—
Personal and home equity	1,490	13,754	14,394	—	—
Total restructured loans accruing interest	$60,980	$100,909	$87,576	$—	$—
30-89 days past due loans	$18,470	$28,322	$48,697	$102,661	$35,404
Nonperforming loans to total loans	1.37%	2.88%	4.01%	4.37%	1.65%
Nonperforming loans to total assets	0.99%	2.09%	2.94%	3.29%	1.32%
Nonperforming assets to total assets	1.57%	3.11%	3.65%	3.63%	1.56%

The following table presents changes in our nonperforming loans for the years ended December 31, 2012 and 2011.

Table 16
Nonperforming Loans Rollforward
(Amounts in thousands)

	December 31,
	2012	2011
Balance at beginning of year	$259,852	$365,880
Additions:
New nonaccrual loans (1)	194,773	341,523
Reductions:
Return to performing status	(20,304)	(17,520)
Paydowns and payoffs, net of advances	(47,315)	(46,675)
Net sales	(95,328)	(97,027)
Transfer to OREO	(29,557)	(131,396)
Transfer to loans held for sale	(9,200)	—
Charge-offs, net	(114,141)	(154,933)
Total reductions	(315,845)	(447,551)
Balance at end of year	$138,780	$259,852

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

The following table presents the stratification of our nonperforming loans as of December 31, 2012 and 2011.

Table 17
Nonperforming Loans Stratification
(Dollars in thousands)

	Stratification
As of December 31, 2012	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
Amount:
Commercial	$26,756	$—	$7,709	$2,869	$4,579	$41,913
Commercial real estate	15,890	12,425	4,274	15,473	20,492	68,554
Construction	—	—	—	—	557	557
Residential real estate	—	—	4,789	—	6,435	11,224
Personal and home equity	—	—	3,760	—	12,772	16,532
Total nonperforming loans	$42,646	$12,425	$20,532	$18,342	$44,835	$138,780
Number of Borrowers:
Commercial	2	—	2	1	26	31
Commercial real estate	1	2	1	7	38	49
Construction	—	—	—	—	2	2
Residential real estate	—	—	1	—	26	27
Personal and home equity	—	—	1	—	39	40
Total	3	2	5	8	131	149

Table 17 Nonperforming Loans Stratification (continued) (Dollars in thousands)

	Stratification
As of December 31, 2011	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
Amount:
Commercial	$30,226	$16,820	$3,448	$3,434	$12,030	$65,958
Commercial real estate	56,969	10,257	15,740	21,549	28,742	133,257
Construction	12,490	—	4,760	1,547	3,082	21,879
Residential real estate	—	—	4,789	2,473	7,327	14,589
Personal and home equity	—	7,108	—	3,795	13,266	24,169
Total nonperforming loans	$99,685	$34,185	$28,737	$32,798	$64,447	$259,852
Number of Borrowers:
Commercial	2	2	1	2	39	46
Commercial real estate	4	2	4	10	56	76
Construction	1	—	1	1	5	8
Residential real estate	—	—	1	1	19	21
Personal and home equity	—	1	—	2	37	40
Total	7	5	7	16	156	191

The following table presents changes in our restructured loans accruing interest for the years ended December 31, 2012 and 2011.

Table 18
Restructured Loans Accruing Interest Rollforward
(Amounts in thousands)

	December 31,
	2012	2011
Balance at beginning of year	$100,909	$87,576
Additions:
New restructured loans accruing interest (1)	58,090	91,386
Restructured loans returned to accruing status	3,980	2,128
Reductions:
Paydowns and payoffs, net of advances	(27,184)	(33,329)
Transferred to nonperforming loans	(50,805)	(24,855)
Net sales	(170)	(11,860)
Removal of restructured loan status (2)	(23,840)	(6,594)
Charge-offs, net	—	(3,543)
Balance at end of year	$60,980	$100,909

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new restructured loans accruing interest.

(2)	Loans were previously classified as an accruing TDR and subsequently re-underwritten as pass rated credits. Per our TDR policy, the TDR classification is removed.

The following table presents the stratification of our restructured loans accruing interest as of December 31, 2012 and 2011.

Table 19
Restructured Loans Accruing Interest Stratification
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2012
Amount:
Commercial	$25,073	$13,661	$4,460	$—	$1,073	$44,267
Commercial real estate	—	11,667	—	2,193	898	14,758
Residential real estate	—	—	—	—	465	465
Personal and home equity	—	—	—	—	1,490	1,490
Total restructured loans accruing interest	$25,073	$25,328	$4,460	$2,193	$3,926	$60,980
Number of Borrowers:
Commercial	2	2	1	—	3	8
Commercial real estate	—	2	—	1	3	6
Residential real estate	—	—	—	—	1	1
Personal and home equity	—	—	—	—	1	1
Total	2	4	1	1	8	16
As of December 31, 2011
Amount:
Commercial	$15,279	$19,065	$4,331	$—	$3,894	$42,569
Commercial real estate	21,273	10,364	—	4,944	4,767	41,348
Residential real estate	—	—	—	2,213	1,025	3,238
Personal and home equity	12,691	—	—	—	1,063	13,754
Total restructured loans accruing interest	$49,243	$29,429	$4,331	$7,157	$10,749	$100,909
Number of Borrowers:
Commercial	1	3	1	—	10	15
Commercial real estate	1	2	—	2	10	15
Residential real estate	—	—	—	1	2	3
Personal and home equity	1	—	—	—	2	3
Total	3	5	1	3	24	36

The following table presents the credit quality of our loan portfolio as of December 31, 2012 and 2011, segmented by our transformational and legacy portfolios. In general, loans originated prior to the strategic changes of the Company in 2007 are considered "legacy" loans. Loans originated following the strategic business transformation plan are considered "transformational" loans.
Table 20
Credit Quality
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of December 31, 2012
Transformational
Commercial	$71,706	1.2	$34,745	0.6	$23,620	0.4	$6,067,220
Commercial real estate	6,310	0.3	6,836	0.4	25,344	1.3	1,937,913
Construction	—	—	—	—	—	—	187,819
Residential real estate	—	—	3,532	1.4	1,655	0.7	249,569
Home equity	136	0.2	1,490	2.0	876	1.2	75,619
Personal	—	—	47	*	539	0.3	184,953
Total transformational	$78,152	0.9	$46,650	0.5	$52,034	0.6	$8,703,093
Legacy
Commercial	$945	0.2	$5,750	1.3	$18,293	4.3	$429,564
Commercial real estate	14,899	2.0	42,061	5.7	43,210	5.9	737,772
Construction	—	—	—	—	557	20.8	2,677
Residential real estate	2,364	1.9	10,312	8.3	9,569	7.7	124,011
Home equity	426	0.5	2,861	3.1	10,834	11.8	92,141
Personal	8	*	242	0.5	4,283	8.4	50,724
Total legacy	$18,642	1.3	$61,226	4.3	$86,746	6.0	$1,436,889
Total	$96,794	1.0	$107,876	1.1	$138,780	1.4	$10,139,982
As of December 31, 2011
Transformational
Commercial	$41,995	0.9	$66,279	1.4	$49,220	1.0	$4,889,734
Commercial real estate	59,031	3.8	1,769	0.1	49,031	3.2	1,549,862
Construction	7,272	3.6	9,283	4.6	12,489	6.2	201,879
Residential real estate	4,490	3.5	5,450	4.2	2,844	2.2	129,161
Home equity	—	—	381	0.7	78	0.1	54,530
Personal	—	—	866	0.6	330	0.2	139,643
Total transformational	$112,788	1.6	$84,028	1.2	$113,992	1.6	$6,964,809
Legacy
Commercial	$12,331	2.8	$13,049	3.0	$16,738	3.9	$434,040
Commercial real estate	73,884	6.5	60,424	5.3	84,226	7.4	1,136,584
Construction	—	—	—	—	9,390	11.0	85,123
Residential real estate	4,854	2.9	12,481	7.4	11,745	7.0	168,068
Home equity	758	0.6	6,003	4.7	11,525	9.1	126,628
Personal	350	0.4	1,110	1.2	12,236	13.1	93,309
Total legacy	$92,177	4.5	$93,067	4.6	$145,860	7.1	$2,043,752
Total	$204,965	2.3	$177,095	2.0	$259,852	2.9	$9,008,561

*	Less than 0.1%

As shown above in Table 20, we have reduced the level of problem loans, with an overall reduction of 47% from December 31, 2011, with substantial declines in both the legacy and transformation portfolio. Legacy loans, which represent 14% of our total loan portfolio and 63% of nonperforming loans at December 31, 2012, decreased by $606.9 million from December 31, 2011. Within the commercial real estate portfolio, we have reduced the level of legacy problem loans by $118.4 million, or 54%, from December 31, 2011.

Foreclosed real estate

OREO is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. The decision to foreclose on real property collateral is based on a number of factors, including but not limited to: our determination of the probable success of further collection from the borrower; location of the property; borrower attention to the property's maintenance and condition; and other factors unique to the situation and asset. In all cases, the decision to foreclose represents management's judgment that ownership of the property will likely result in the best repayment and collection potential on the nonperforming exposure. Updated appraisals on OREO are typically obtained every twelve months and evaluated internally at least every six months. In addition, both property-specific and market-specific factors as well as collateral-type factors are taken into consideration in assessing property valuation, which may result in obtaining more frequent appraisal updates or internal assessments.

OREO totaled $81.9 million at December 31, 2012, down 35% from $125.7 million at December 31, 2011, with inflows into OREO more than offset by sales and a higher level of valuation adjustments during 2012. Inflows to OREO were down $101.8 million, or 78%, from 2011. For the year ended December 31, 2012, valuation adjustments on OREO were $25.2 million, up $9.8 million from the prior year. Of total valuation adjustments for 2012, approximately half were as a result of lower values related to land parcels, which continues to be an illiquid asset class. At December 31, 2012, OREO land parcels consisted of 170 properties and represented the largest portion of OREO balances at 40%, with more than half of this OREO located in Illinois. Office/industrial properties, the next largest OREO asset class, consisted of 40 properties which represented 34% of total OREO balances.

During 2012, we sold OREO primarily consisting of single family homes, retail properties, office/industrial properties, and land parcels with a net book value of $48.2 million at a loss of $6.0 million. Losses as a percent of net book value on sales of OREO property may fluctuate in future periods if we choose to strategically target individual or larger group dispositions of properties based on individual property characteristics and relevant market factors as a part of our overall strategy of maximizing recovery value from OREO. Valuation adjustments may also fluctuate based on market pricing and stability.

Table 21 presents a rollforward of OREO for the years ended December 31, 2012 and 2011. Table 22 presents the composition of OREO properties by category at December 31, 2012 and 2011 and Table 23 presents OREO property by geographic location at December 31, 2012 and 2011.

Table 21
OREO Rollforward
(Amounts in thousands)

	Year Ended December 31,
	2012	2011
Beginning balance	$125,729	$88,728
New foreclosed properties	29,557	131,396
Valuation adjustments	(25,248)	(15,419)
Disposals:
Sale proceeds	(42,162)	(69,898)
Net loss on sale	(5,996)	(9,078)
Ending balance	$81,880	$125,729

Table 22
OREO Properties by Type
(Dollars in thousands)

	December 31, 2012			December 31, 2011
	Number of Properties	Amount	% of Total	Number of Properties	Amount	% of Total
Single-family homes	50	$6,337	8	71	$26,866	21
Land parcels	170	33,072	40	262	51,465	41
Multi-family	6	8,111	10	14	3,327	3
Office/industrial	40	27,585	34	44	37,019	29
Retail	8	6,775	8	9	7,052	6
Total OREO properties	274	$81,880	100	400	$125,729	100

Table 23
OREO Property Type by Location
(Dollars in thousands)

	Illinois	Georgia	Michigan	South Eastern (1)	Mid Western (2)	Other	Total
As of December 31, 2012
Single-family homes	$4,301	$—	$1,610	$—	$256	$170	$6,337
Land parcels	18,913	2,626	616	7,820	3,097	—	33,072
Multi-family	1,178	—	—	—	—	6,933	8,111
Office/industrial	17,960	598	403	2,852	5,772	—	27,585
Retail	5,584	1,191	—	—	—	—	6,775
Total OREO properties	$47,936	$4,415	$2,629	$10,672	$9,125	$7,103	$81,880
% of Total	59%	5%	3%	13%	11%	9%	100%
As of December 31, 2011
Single-family homes	$23,277	$385	$1,718	$—	$608	$878	$26,866
Land parcels	29,370	2,898	3,171	9,568	6,458	—	51,465
Multi-family	3,327	—	—	—	—	—	3,327
Office/industrial	18,430	1,656	548	3,762	9,228	3,395	37,019
Retail	4,501	1,615	936	—	—	—	7,052
Total OREO properties	$78,905	$6,554	$6,373	$13,330	$16,294	$4,273	$125,729
% of Total	63%	5%	5%	11%	13%	3	100%

(1)	Represents the southeastern states of Arkansas and Florida.

(2)	Represents the Midwestern states of Kansas, Missouri, Wisconsin, Indiana and Ohio.

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

The specific component of the allowance relates to impaired loans. Impaired loans consist of nonaccrual loans (which include nonaccrual TDRs) and loans classified as accruing TDRs. A loan is considered nonaccrual when, based on current information and events, management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement. All loans that are over 90 days past due in principal or interest are by definition considered "impaired" and placed on nonaccrual status. Management may also place some loans on nonaccrual status before they are 90 days past due if they meet the above definition of "impaired." Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value, the fair value of the underlying collateral less estimated selling costs if the loan is collateral-dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans exceeding $500,000 are evaluated individually while smaller loans are evaluated as pools using historical loss experience as well as management’s loss expectations for the respective asset class and product type. If the estimated fair value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific reserve as a component of the allowance for loan losses. The recognition of any reserve required on new impaired loans is recorded in the same quarter in which the transfer of the loan to nonaccrual status occurred. All impaired loans are reviewed quarterly for any changes that would affect the specific reserve. Any impaired loan in which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination has been made.

When collateral-dependent loans are determined to be impaired, updated appraisals for loans in excess of $500,000 are typically obtained every twelve months and evaluated internally by our appraisal department at least every six months. Additional diligence procedures are conducted on any appraisal with a value in excess of $250,000 but less than $500,000 upon request only and a technical review is required on appraisals with a value in excess of $1.0 million. In addition to the appraisal, both borrower and market-specific factors are taken into consideration, which may result in obtaining more frequent appraisal updates or internal assessments. Appraisals are conducted by third-party independent appraisers under internal direction and engagement. Appraisals are either reviewed internally by our appraisal department or are sent to an outside firm if appropriate. Both levels of review involve a scope appropriate for the complexity and risk associated with the loan and its collateral. As part of our internal review process, we consider other factors or recent developments that could adjust the valuations indicated in the appraisals or internal reviews. To validate the reasonableness of the appraisals obtained, we may consider many factors, including a comparison of the appraised value to the actual sales prices of similar properties, relevant comparable sale prices listings, broker opinions, and local or regional real estate valuation and sales data.

As of December 31, 2012, the average appraisal age used in the impaired loan valuation process was approximately 190 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at year end due to the timing of the receipt of the appraisal is not material. In situations such as this, we establish a probable impairment reserve for the account based on our experience in the related asset class and type.

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. The methodology takes into account at a product level the originating line of business (transformational or legacy), the year of origination, the risk-rating migration of the loans, and historical default and loss history of similar products. Using this information, the methodology produces a range of possible reserve estimates by product type. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or time frames not captured by the model as well as market and economic data and management judgment. We consider relevant factors related to individual product types and will also consider, when appropriate, changes in lending practices, changes in business or economic conditions, changes in the nature and volume of loans, changes in staffing or management, changes in the quality of our results from loan reviews, changes in collateral values, concentration risks, and other external factors such as legal or regulatory matters relevant to management's assessment of required reserve levels. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve is outside the range determined through the framework with respect to a given product type.

In our evaluation of the quantitatively determined range and the adequacy of the allowance at December 31, 2012, we considered a number of factors for each product that included, but were not limited to, the following: for the commercial portfolio, the pace of growth in the commercial loan sector, the existence of larger individual credits and specialized industry concentrations, the average age of the loans in the portfolio, comparison of our default rates to overall U.S. industry averages at industry subsets, default emergence from recent years compared to earlier, more stressed periods, results of "back testing" of model results versus actual recent charge-off history, and general macroeconomic indicators, such as GDP and employment trends, and manufacturing activity, which still are susceptible to sustainability risk; for the commercial real estate portfolio, the potential impact of general commercial real estate trends, particularly occupancy and leasing rate trends, charge-off severity, default likelihood in our portfolio versus the general U.S. averages, default emergence from recent years compared to earlier, more stressed periods, results of "back testing" of model results versus recent charge-off history, collateral value changes and the impact that a negative general macroeconomic condition would have on this sector; for the construction portfolio, construction employment and activity, industry experience on construction loan losses, and construction spending rates, and for the residential, home equity, and personal portfolios, home price indices and sales volume, vacancy rates, delinquency rates, and general economic conditions and interest rate trends which impact these products. In determining our December 31, 2012 reserve levels, we established a general reserve level which was at the high end of the quantitative range. This judgment was influenced primarily by limited seasoning in our transformational commercial and transformational commercial real estate portfolios, industry-wide performance which suggested higher default rates on commercial loans than we have experienced, exposure to the negative impacts of land valuation, which have continued to exhibit stress, a slow pace of recovery in the commercial real estate market, ongoing economic uncertainty and the susceptibility to continued economic downturn and loan concentrations in our commercial portfolio.

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

The establishment of the allowance for loan losses involves a high degree of judgment and includes an inherent level of imprecision given the difficulty of identifying all the factors impacting loan repayment and the timing of when losses actually occur. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including, but not limited to, client performance, the economy, changes in interest rates and property values, and regulatory-mandated credit actions, if any.

Although we determine the amount of each element of the allowance separately and consider this process to be an important credit management tool, the entire allowance for loan losses is available for the entire loan portfolio.

Management evaluates the adequacy of the allowance for loan losses and reviews the allowance for loan losses and the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of December 31, 2012, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including those loans not yet identifiable).

As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loans be classified by rating differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

The accounting policies underlying the establishment and maintenance of the allowance for loan losses through provisions charged to operating expense are discussed in Note 1 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

The following table presents changes in the allowance for loan losses, excluding covered assets, for the past five years.

Table 24
Allowance for Loan Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Change in allowance for loan losses:
Balance at beginning of year	$191,594	$222,821	$221,688	$112,672	$48,891
Loans charged-off:
Commercial	(31,768)	(32,742)	(32,160)	(31,745)	(14,926)
Commercial real estate	(68,099)	(108,814)	(100,467)	(27,565)	(49,905)
Construction	(1,979)	(11,282)	(27,499)	(23,471)	(54,438)
Residential real estate	(3,010)	(2,009)	(4,735)	(1,495)	(3,022)
Home equity	(3,128)	(6,586)	(3,708)	(1,186)	(2,199)
Personal	(10,044)	(9,594)	(28,471)	(15,798)	(2,196)
Total charge-offs	(118,028)	(171,027)	(197,040)	(101,260)	(126,686)
Recoveries on loans previously charged-off:
Commercial	4,179	4,280	2,967	3,988	239
Commercial real estate	8,709	3,162	1,328	1,759	74
Construction	2,315	291	983	5,057	482
Residential real estate	126	61	33	152	47
Home equity	509	337	95	73	1
Personal	1,137	1,114	743	381	45
Total recoveries	16,975	9,245	6,149	11,410	888
Net charge-offs	(101,053)	(161,782)	(190,891)	(89,850)	(125,798)
Provisions charged to operating expense	70,876	130,555	192,024	198,866	189,579
Balance at end of year	$161,417	$191,594	$222,821	$221,688	$112,672
Allowance as a percent of loans at year end	1.59%	2.13%	2.44%	2.45%	1.41%
Average loans, excluding covered assets	$9,457,541	$8,915,750	$8,980,368	$8,806,217	$6,283,662
Ratio of net charge-offs to average loans outstanding for the year	1.07%	1.81%	2.13%	1.02%	2.00%
Allowance for loan losses as a percent of nonperforming loans	116%	74%	61%	56%	85%

Charge-offs declined 31% to $118.0 million for 2012, from $171.0 million for 2011. Commercial real estate comprised 58% of total charge-offs in 2012, reflecting the challenging market conditions associated with this loan type.

The allowance for loan losses declined $30.2 million from $191.6 million at December 31, 2011 to $161.4 million at December 31, 2012. The decrease in the allowance reflects the overall improvement in asset quality, reduced reserve requirements on a declining level of impaired loans which require a specific reserve, and lower charge-offs. As a result of these factors, the provision for loan losses for the year ended December 31, 2012 declined to $70.9 million compared to $130.6 million for the prior year. The ratio of the allowance for loan losses to total loans was 1.59% at December 31, 2012, down from 2.13% as of December 31, 2011. There is no assurance that the balance of the allowance for loan losses will continue to decline in future periods.

The following table presents our allocation of the allowance for loan losses by loan category for the past five years.

Table 25
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	As of December 31,
	2012	% of Total	2011	% of Total	2010	% of Total	2009	% of Total	2008	% of Total
Commercial	$63,709	39	$60,663	32	$70,115	31	$59,206	27	$39,524	35
Commercial real estate	73,150	45	94,905	49	110,853	50	101,941	46	31,955	28
Construction	2,434	2	12,852	7	19,778	9	41,884	19	27,231	24
Residential real estate	9,696	6	6,376	3	5,321	2	4,619	2	1,294	1
Home equity	6,797	4	4,022	2	5,764	3	3,295	1	1,000	1
Personal	5,631	4	12,776	7	10,990	5	10,743	5	1,527	2
Total allocated	161,417	100	191,594	100	222,821	100	221,688	100	102,531	91
Unallocated reserve	—	—	—	—	—	—	—	—	10,141	9
Total	$161,417	100	$191,594	100	$222,821	100	$221,688	100	$112,672	100
Specific reserve	$43,390	27	$69,944	37	$70,971	32	$65,760	30	$330	*
General reserve	$118,027	73	$121,650	63	$151,850	68	$155,928	70	$102,201	91
Recorded Investment in Loans:
Ending balance, specific reserve	$199,760		$360,761		$453,456		$395,447		$131,919
Ending balance, general allocated reserve	$9,940,222		$8,647,800		$8,660,901		$8,651,178		$7,869,870
Total loans at year end	$10,139,982		$9,008,561		$9,114,357		$9,046,625		$8,001,789

*	Less than 1%

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance decreased by $3.6 million during 2012, from $121.7 million at December 31, 2011 to $118.0 million at December 31, 2012. The reduction in the general allocated reserve was primarily influenced by the improved risk profile of the performing portfolio during the year (including a substantial reduction in early stage problem loans), offset by increased reserve needs to reflect a growing portfolio. In addition, lower loss rates are being applied to a larger portion of the total loan portfolio as the portfolio is becoming more weighted in transformational and commercial loans, where our historical credit performance has been better, albeit less seasoned, and less weighted in legacy and commercial real estate loans, where historical performance has been weaker. This changing mix has resulted in lower loss rates applied to a larger portion of the total loan portfolio which positively impacts reserve requirements. The improvement in the asset quality position of the loan portfolio as of December 31, 2012 as compared to December 31, 2011 supports a lower general reserve.

Specific Component of the Allowance

At December 31, 2012, the specific component of the allowance decreased by $26.5 million to $43.4 million from $69.9 million at December 31, 2011 as a result of the declining impaired loan population. The specific reserve requirements are the summation of individual reserves analyzed on an account by account basis at the balance sheet date on impaired loans, as well as changes to collateral values. Our impaired loans are primarily collateral-dependent with such loans totaling $163.3 million of the total $199.8 million in impaired loans at December 31, 2012. In comparison, at December 31, 2011, collateral-dependent impaired loans totaled $291.1 million of total impaired loans of $360.8 million.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. At December 31, 2012, our reserve for unfunded commitments remained relatively stable, increasing $66,000 from December 31, 2011 to $7.3 million. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $4.7 billion and $4.4 billion at December 31, 2012 and 2011, respectively. At December 31, 2012, unfunded commitments with maturities of less than one year approximated $1.4 billion. For further information on our unfunded commitments, refer to Note 19 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under a loss sharing agreement with the FDIC as a result of the 2009 FDIC-assisted acquisition of the former Founders Bank from the FDIC. Under the loss share agreement, generally the FDIC will assume 80% of the first $173 million of credit losses and 95% of the credit losses in excess of $173 million, in both cases relating to assets that existed on the date of acquisition. The loss share agreement expires on September 30, 2014 for non-single family homes and September 30, 2019 for single family homes.

The carrying amounts of covered assets as of December 31, 2012 and 2011 are presented in the following table.

Table 26
Covered Assets
(Amounts in thousands)

	December 31,
	2012	2011
Commercial loans	$21,046	$31,568
Commercial real estate loans	82,820	150,210
Residential mortgage loans	42,529	50,403
Consumer installment and other loans	4,706	6,123
Foreclosed real estate	24,395	30,342
Asset in lieu	11	—
Estimated loss reimbursement by the FDIC	18,709	38,161
Total covered assets	194,216	306,807
Allowance for covered loan losses	(24,011)	(25,939)
Net covered assets	$170,205	$280,868

Total net covered assets decreased by $110.7 million, or 39%, from $280.9 million at December 31, 2011 to $170.2 million at December 31, 2012. The reduction was primarily attributable to $65.7 million in principal paydowns, net of advances, as well as the impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, the estimated loss reimbursement by the FDIC ("the FDIC indemnification receivable") further contributed to the reduction as a result of loss claims paid by the FDIC. The allowance for covered loan losses declined by $1.9 million to $24.0 million at December 31, 2012 from $25.9 million at December 31, 2011, due to impaired loans charge-offs and migration of impaired loans to OREO on certain pools of covered loans. As of December 31, 2012, the FDIC had reimbursed the Company $109.2 million in losses under the loss share agreement.

The following table presents covered loan delinquencies and nonperforming covered assets as of December 31, 2012 and 2011 and excludes purchased impaired loans which are accounted for on a pool basis. Since each purchased impaired pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because we are recognizing interest income on each pool of such loans, they are all considered to be performing. Covered assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

Table 27
Past Due Covered Loans and Nonperforming Covered Assets
(Amounts in thousands)

	December 31,
	2012	2011
30-59 days past due	$1,870	$7,221
60-89 days past due	1,400	3,479
90 days or more past due and still accruing	—	—
Nonaccrual	18,242	19,894
Total past due and nonperforming covered loans	21,512	30,594
Foreclosed real estate	24,395	30,342
Total past due and nonperforming covered assets	$45,907	$60,936

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

The Bank’s principal sources of funds are client deposits, including large institutional deposits, brokered time deposits, wholesale borrowings, and cash from operations. The Bank’s principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage interest rate and liquidity risk. The primary sources of funding for the Holding Company include dividends when received from its bank subsidiary, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt, as well as equity. Net liquid assets at the Holding Company totaled $78.0 million at December 31, 2012 and $149.7 million at December 31, 2011. In October 2012, we redeemed all of the preferred stock held by the U.S. Treasury of $243.8 million and remitted $2.3 million in accrued and unpaid dividends using the net proceeds from our October 2012 $75.0 million common equity offering and $125.0 million subordinated debenture offering, together with existing cash resources.

We consider client deposits our core funding source. At December 31, 2012 and 2011, 84% of our total assets were funded by client deposits. We define client deposits as all deposits other than traditional brokered time deposits and non-client CDARS® (as described in the footnotes to Table 28 below). While we expect overall liquidity in the banking system to remain high while economic recovery and market factors improve, the level of our client deposits may fluctuate significantly based on client needs, seasonality and other economic, market or regulatory factors, including deposit insurance limits. If client deposits decline due to any of these factors, we would expect to utilize other external sources of liquidity, including wholesale funding.

Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts which are typically larger than retail accounts. We have built a suite of deposit and cash management products and services that support our efforts to attract and retain corporate client accounts, resulting in a concentration of large deposits in our funding base.

We take deposit concentration risk into account in managing our liquid asset levels. Liquid assets refer to cash on hand, federal funds sold and securities. Net liquid assets represent the sum of the liquid asset categories less the amount of such assets pledged to secure public funds, certain deposits that require collateral and for other purposes as required or permitted by law. Net liquid assets at the Bank were $2.7 billion and $2.0 billion at December 31, 2012 and 2011, respectively. We had higher net liquid assets at the Bank during the second half of 2012 in part due to an increase in client deposits that can be typical towards year end and uncertainty relating to the potential for deposit outflows resulting from the expiration of the unlimited FDIC deposit insurance on noninterest-bearing deposit accounts at December 31, 2012.

Consistent with the activity seen in the first quarter 2012, we have experienced some deposit outflows during the first quarter 2013 to date and have experienced a corresponding decline in liquid assets as well. We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, selectively purchase securities and investments, and opportunistically pay down wholesale funds.

While we first look toward internally generated deposits as our funding source, we also utilize wholesale funding, including brokered time deposits, as needed to enhance liquidity and to fund asset growth. Brokered time deposits are deposits that are sourced from external and unrelated financial institutions by a third party. Brokered time deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. Our asset/liability management policy currently limits our use of brokered time deposits, excluding client CDARS®, to levels no more than 25% of total deposits, and total brokered time deposits to levels no more than 40% of total deposits. Brokered time deposits exclusive of client CDARS® were 3% of total deposits at December 31, 2012, compared to less than 1% at December 31, 2011.

Our cash flows are comprised of three classifications: cash flows from operating activities; cash flows from investing activities; and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the year, adjusted for items in net income that did not impact cash. Net cash provided by operating activities declined by $65.5 million from 2011 to $201.9 million for 2012. Cash flows from investing activities reflect the impact of loans and investments acquired for our interest-earning asset portfolios and asset sales. For 2012, net cash used in investing activities was $1.2 billion, compared to $405.1 million for the prior year. This change in cash flows represents larger amounts of cash redeployed towards the funding of loans in 2012 than the prior year. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash provided by financing activities for 2012 was $1.6 billion, compared to net cash used in financing activities of $154.7 million for the prior year. This change in cash flows primarily represents the increased level of client deposits in the current year as compared to the prior year.

For information regarding our investment portfolio, see the "Investment Portfolio Management" section above.

Deposits

The primary source of our deposit base is middle market commercial client relationships from a diversified industry base in our markets. Due to our middle market commercial banking focused business model, our client deposit base provides access to larger deposit balances that result in a concentrated deposit base.

The following table provides a comparison of deposits by category over the last three years.

Table 28
Deposits
(Dollars in thousands)

	As of December 31,						% Change
	2012	% of Total	2011	% of Total	2010	% of Total	2012-2011	2011-2010
Noninterest-bearing deposits	$3,690,340	30	$3,244,307	31	$2,253,661	21	14	44
Interest-bearing demand deposits	1,057,390	9	595,238	6	616,761	6	78	-3
Savings deposits	310,188	3	210,138	2	190,685	2	48	10
Money market accounts	4,602,632	38	4,168,082	40	4,631,138	44	10	-10
Brokered time deposits:
Traditional	382,833	3	20,499	*	329,107	3	1,768	-94
Client CDARS® (1)	610,622	5	795,452	8	852,458	8	-23	-7
Non-client CDARS® (1)	—	—	—	—	269,262	3	—	-100
Total brokered time deposits	993,455	8	815,951	8	1,450,827	14	22	-44
Time deposits	1,519,629	12	1,359,138	13	1,392,357	13	12	-2
Total deposits	$12,173,634	100	$10,392,854	100	$10,535,429	100	17	-1
Client deposits (2)	$11,790,801	97	$10,372,355	100	$9,937,060	94	14	4

(1)
The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships. These deposits are classified as brokered time deposits for regulatory deposit purposes; however, we classify certain of these deposits as client CDARS® due to the source being our client relationships and are, therefore, not traditional brokered time deposits. We also participate in a non-client CDARS® program that is more like a traditional brokered time deposit program.

(2)	Total deposits, net of traditional brokered time deposits and non-client CDARS®.

*	Less than 1%

Total deposits at December 31, 2012 grew by $1.8 billion from December 31, 2011 as interest-bearing demand, brokered and time deposits increased. Client deposits increased by $1.4 billion from December 31, 2011 through our continued relationship development and initiatives focused on organic growth. Of the increases in client deposits, $446.0 million related to noninterest-bearing demand deposits. Client deposits as a percentage of total deposits declined from almost all deposits at December 31, 2011 to 97% at December 31, 2012.

Brokered time deposits totaled $993.5 million at December 31, 2012, up $177.5 million from December 31, 2011. Brokered time deposits fluctuate based upon the Bank's general funding needs related to deposit, loans and other funding needs. We increased our use of brokered deposits from last year as the pricing and term of these deposits provided the best replacement funding source for $156.0 million in maturing FHLB borrowings. We are a member of the FHLB Chicago, and FHLB borrowings are a key funding source of the Company. We discuss FHLB borrowings in greater detail in the following "Short-Term Borrowings and Long-term Debt" section of this document. Brokered time deposits at December 31, 2012 included $610.6 million in client-related CDARS®. Brokered time deposits, excluding client CDARS®, increased by $362.3 million from the prior year end and were 3% of total deposits at December 31, 2012 compared to less than 1% at December 31, 2011.

Public balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public customers to pledge collateral, primarily securities, in support of the balances on account. These relationships may provide cross-sell opportunities with treasury management, as well as other business referral opportunities. At December 31, 2012, we had public funds on account totaling $961.1 million, of which approximately 21% were collateralized with securities. Year-to-year changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following table presents our brokered and time deposits as of December 31, 2012 with scheduled maturity dates during the period specified.

Table 29
Scheduled Maturities of Brokered and Time Deposits
(Amounts in thousands)

	Brokered	Time	Total
Year ending December 31,
2013:
First quarter	$232,117	$313,506	$545,623
Second quarter	408,393	230,476	638,869
Third quarter	155,539	275,145	430,684
Fourth quarter	161,736	236,315	398,051
2014	26,540	245,926	272,466
2015	9,130	126,022	135,152
2016	—	26,482	26,482
2017	—	65,601	65,601
2018 and thereafter	—	156	156
Total	$993,455	$1,519,629	$2,513,084

The following table presents our time deposits of $100,000 or more as of December 31, 2012, which are expected to mature during the period specified.

Table 30
Maturities of Time Deposits of $100,000 or More (1)
(Amounts in thousands)

December 31, 2012
Maturing within 3 months	$560,335
After 3 but within 6 months	597,881
After 6 but within 12 months	703,612
After 12 months	405,301
Total	$2,267,129

(1)	Includes brokered time deposits.

Over the past several years in the generally low interest rate environment, our clients have tended to keep the maturities of their deposits short, and short-term certificates of deposit have generally been renewed on terms and with maturities of similar duration. In the event that time deposits are not renewed, we expect to replace those deposits with traditional deposits, brokered time deposits, or borrowed money sufficient to meet our funding needs.

Short-term Borrowings and Long-term Debt

Short-term borrowings, which at December 31, 2012 and 2011 consisted solely of FHLB advances that mature in one year or less, decreased by $151.0 million to $5.0 million from $156.0 million at December 31, 2011. We may continue to use FHLB advances to meet our funding needs, although, as we did during 2012, we may chose to use brokered deposits as an alternative depending on cost and certain other factors.

The following table provides a comparison of short-term borrowings by category for the last three years.

Table 1
Short-term Borrowings
(Dollars in thousands)

	2012		2011		2010
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year end:
FHLB advances	$5,000	4.96	$156,000	0.33	$117,620	2.40
Credit facility and other borrowings	—	—	—	—	941	—
Total short-term borrowings	$5,000	4.96	$156,000	0.33	$118,561	2.40
Average for the year:
Securities sold under agreements to repurchase	$4,006	0.36	$16	0.60	$2,063	0.59
Federal funds purchased	18	0.30	—	—	5,589	0.15
FHLB advances	138,696	0.31	74,380	2.70	171,752	2.95
Credit facility and other borrowings	—	—	522	—	1,035	—
Total short-term borrowings	$142,720	0.31	$74,918	2.68	$180,439	2.82
Maximum month-end balance:
Securities sold under agreements to repurchase	$—		$5		$4,629
FHLB advances	530,000		156,000		237,000
Credit facility and other borrowings	—		2,291		1,944

The higher average balance of short-term borrowings in 2012 reflected our decision to increase the use of short-term FHLB advances, typically with a maturity of less than five days, to satisfy short-term funding needs during 2012.

Long-term debt, which is comprised of junior subordinated debentures, subordinated debt, and the long-term portion of FHLB advances, totaled $499.8 million at December 31, 2012, up $120.0 million from $379.8 million at December 31, 2011. The current year increase represents the $125.0 million 7.125% subordinated debentures issued in October 2012 in connection with the redemption of the preferred stock issued to the U.S. Treasury, partially offset by a $5.0 million reclassification of certain FHLB advances to short-term as its maturity approached one year or less. Refer to "Capital Issuances and Preferred Stock Redemption" under the following Capital section for additional information.

In addition to on-balance sheet funding and other liquid assets such as cash and investment securities, we maintain access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day while others require advance notice.

Funds that are immediately accessible include Federal Fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Availability of Federal Fund lines fluctuate based on market conditions and counterparty relationship strength. Unused overnight Fed Funds borrowings available for use totaled $385.0 million and $200.0 million at December 31, 2012 and 2011, respectively.

We also had borrowing capacity of $1.0 billion with the FHLB Chicago at December 31, 2012, of which $999.7 million was available subject to the availability of acceptable collateral to pledge. This borrowing source may be utilized by the Bank for short-term funding needs, including overnight advances as well as long-term funding needs.

Repurchase agreements ("Repos") are also an immediate source of funding in which we pledge assets to a counterparty against which we can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer, but are regarded as short-term in nature.

The discount window at the FRB is an additional source of overnight funding. We maintain access to the discount window by pledging loans as collateral to the FRB. Funding availability is primarily dictated by the amount of loans pledged, but also impacted by the margin applied to the loans by the FRB. The amount of loans pledged to the FRB can fluctuate due to the availability of loans eligible under the FRB’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria. At December 31, 2012, we had $688.6 million in borrowing capacity through the FRB discount window’s primary credit program compared to $1.1 billion at December 31, 2011.

Refer to Notes 11 and 12 to the "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K for additional details regarding the junior subordinated debentures and subordinated debt.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENT LIABILITIES

Through our normal course of operations, we have entered into certain contractual obligations and other commitments. Such obligations generally relate to the funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial services provider, we routinely enter into commitments to extend credit. While contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval processes as funded loans.

The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2012. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 32
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items
(Amounts in thousands)

		Payments Due In (2)
	Financial Statement Note Reference (1)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	9	$9,660,550	$—	$—	$—	$9,660,550
Time deposits	9	1,055,442	371,948	92,083	156	1,519,629
Brokered time deposits (3)	9	957,785	35,670		—	993,455
Short-term borrowings	10	5,000	—	—	—	5,000
Long-term debt	11	—	125,000		374,793	499,793
Operating leases	7	11,883	24,224	20,862	49,323	106,292
Purchase obligations (4)	—	53,820	12,584	—	—	66,404
Commitments to extend credit:
Home equity lines	19					152,726
All other commitments	19					4,245,763
Letters of credit:
Standby	19					328,167
Commercial	19					3,751

(1)	Refer to "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

(2)
In the banking industry, interest-bearing obligations are principally utilized to fund interest-earning assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-earning assets.

(3)	Included $321,000 of unamortized broker commissions.

(4)	Purchase obligations exclude obligations for goods and services that already have been incurred and are reflected on our Consolidated Statements of Financial Condition.

Our operating lease obligations represent short- and long-term lease and rental payments for facilities, equipment, and certain software or data processing.

Purchase obligations at December 31, 2012 reflected the minimum obligation under legally binding contracts with contract terms that are both fixed and determinable. Our purchase obligations included payments under, among other things, consulting, outsourcing, data, advertising, sponsorships, software license and telecommunications. Purchase obligations also included the estimated aggregate cash severance amounts that would be due to employees under employment contracts and arrangements, assuming all employees with such arrangements were involuntarily terminated on December 31, 2012.

Our commitments to fund community investments totaled $5.4 million, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify for CRA purposes. These commitments are not included in the contractual obligations table above, as the timing and amounts are based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. Our civic contribution commitments are also not included in the table.

As of December 31, 2012, the Company had unrecognized tax benefits (exclusive of net interest expense accruals) that would favorably impact the effective tax rate by $130,000 if recognized in future periods. Because the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table above. See Note 15 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K for additional information and disclosure related to uncertain tax positions.

CAPITAL

Equity totaled $1.2 billion at December 31, 2012, decreasing $89.6 million compared to $1.3 billion at December 31, 2011. The current year decrease was attributable to the repayment of $243.8 million in preferred stock to the U.S. Treasury and was partially offset by the net proceeds of a $75.0 million common stock issuance and net income reported in 2012.

Capital Issuances and Preferred Stock Redemption

In contemplation of redeeming all of the $243.8 million of its preferred stock held by the U.S. Treasury that was originally issued in 2009 under the U.S. Treasury's TARP CPP, on October 16, 2012, the Company raised $70.7 million in net proceeds (after deduction of underwriters' discounts and offering expenses) of new common equity through the issuance of 4,761,905 shares of voting common stock in an underwritten public offering with an offering price of $15.75 per share. On October 24, 2012, the Company used these proceeds, along with net proceeds from a $125.0 million debt offering and existing cash resources, to repurchase all of the preferred stock issued to the U.S. Treasury. Dividends of $2.3 million were paid to the U.S. Treasury on October 24, 2012 when the preferred stock was repurchased. We paid total dividends to the U.S. Treasury of $45.5 million since issuance of the preferred shares in 2009 with $10.0 million paid in 2012.

In connection with the repurchase of the preferred stock, the Company accelerated the accretion of the remaining issuance discount on the preferred stock and recorded a corresponding reduction in retained earnings of $2.2 million. This resulted in a one-time, non-cash reduction in net income available to common stockholders and a decrease to basic and diluted earnings per share.

On November 14, 2012, the Company repurchased in full the warrant that was issued to the U.S. Treasury in connection with the preferred stock investment at a mutually agreed upon price of $1.2 million. Following the settlement of the warrant, the U.S. Treasury has no remaining stake in the Company.

We did not have any common or preferred stock offerings in either 2011 or 2010.

Dividends

We declared dividends of $0.04 per common share during 2012, unchanged from 2011. Based on the closing stock price at December 31, 2012 of $15.32, the annualized dividend yield on our common stock was 0.26%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 4.6% for 2012 compared to 9.3% for 2011. We have no current plans to raise dividends on our common stock.

Stock Repurchases

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. During 2012, we repurchased 177,792 shares with an average value of $15.16 per share.

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

To satisfy safety and soundness standards, banking institutions are expected to maintain capital levels in excess of the regulatory minimums depending on the risk inherent in the balance sheet, regulatory expectations and the changing risk profile of business activities and plans. During 2012, we amended our capital management policy taking into account our improved earnings and asset quality, the proposed capital rules (as further discussed in the following "Proposed Changes to Regulatory Capital Rules" section), and the recently adopted regulatory stress-testing requirements. Under our capital management policy, we conduct periodic stress testing of our capital adequacy and target capital ratios at levels above regulatory minimums that we believe are appropriate based on various other risk considerations, including the current operating and economic environment and outlook, internal risk guidelines, and our strategic objectives as well as regulatory expectations.

The following table presents information about our capital measures and the related regulatory capital guidelines.

Table 33
Capital Measurements
(Dollars in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For "Well Capitalized" under FDICIA
	December 31, 2012	December 31, 2011	Ratio	Excess Over Regulatory Minimum at 12/31/12	Ratio	Excess Over Well Capitalized under FDICIA at 12/31/12
Regulatory capital ratios:
Total risk-based capital:
Consolidated	13.13%	14.28%	8.00%	$634,678	n/a	n/a
The PrivateBank	12.30	12.66	n/a	n/a	10.00%	$284,323
Tier 1 risk-based capital:
Consolidated	10.48	12.38	4.00	801,531	n/a	n/a
The PrivateBank	10.66	10.76	n/a	n/a	6.00	575,276
Tier 1 leverage:
Consolidated	9.50	11.33	4.00	750,888	n/a	n/a
The PrivateBank	9.67	9.85	n/a	n/a	5.00	635,365
Other capital ratios (consolidated) (1):
Tier 1 common equity to risk- weighted assets (2)	8.50	8.04
Tangible common equity to tangible assets	7.88	7.69
Tangible equity to tangible assets.	7.88	9.64

(1)	Ratios are not subject to formal FRB regulatory guidance and are non-U.S. GAAP financial measure. Refer to Table 34, "Non-U.S. GAAP Financial Measures" for a reconciliation to U.S. GAAP presentation.

(2)	For purposes of our presentation we calculate risk-weighted assets under current requirements and not under the recently proposed rules issued by banking regulators.

n/a	Not applicable

As discussed above, in October 2012, the Company repurchased all of its preferred stock held by the U.S. Treasury which had qualified as Tier 1 capital. Replacing, in part, the loss of the preferred stock from Tier 1 capital is the $70.7 million in net proceeds from the 2012 common stock offering, which qualifies as Tier 1 capital along with the $125.0 million of subordinated debentures offering, which qualifies as Tier 2 capital for regulatory capital purposes. While the overall effect of the preferred stock redemption was a lowering of all of the Company's regulatory capital ratios, we believe these modestly lower ratios still provide sufficient excess capital over regulatory-mandated levels and internal guidelines, particularly in light of the Company's improved earnings and asset quality profile. In addition, the transactions resulted in an overall increase in common equity-related capital ratios which we believe are the most meaningful measures of capital sufficiency.

As of December 31, 2012, all of our $244.8 million of outstanding junior subordinated debentures ("Debentures") held by trusts that issued trust preferred securities are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital as defined under FRB regulations. At December 31, 2012, the Company's trust preferred securities as a percent of Tier 1 capital were less than 19%. Of the $120.0 million in outstanding principal balance of the Bank's subordinated debt facility at December 31, 2012, 40% of the balance qualified as Tier 2 capital. Effective in the third quarter 2010, Tier 2 capital qualification was reduced by 20% of the total balance outstanding and annually thereafter is reduced by an additional 20%. For a full description of our Debentures and subordinated debt, refer to Notes 11 and 12 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

For further details of the regulatory capital requirements and ratios as of December 31, 2012 and 2011 for the Company and the Bank, refer to Note 17 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

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

If adopted, we will be subject to and impacted by many of the provisions in the proposal. Given our predominantly commercial business mix and limited residential mortgage exposure, we believe the impact of the changes as currently proposed to be implemented over a multi-year phase-in period will be manageable for us based on our expectation that we will continue to generate capital organically through earnings and through the release of capital from further reductions in our nonperforming assets. In evaluating the potential impact of the proposal on us, we have focused primarily on the following:

•
Based on December 31, 2012 results, our AOCI would be additive to capital under the proposed rules, although AOCI will fluctuate as current market interest rates and conditions change perhaps significantly during periods of market volatility.

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

Previously the proposals provided for implementation of the new capital requirements over a period of time commencing on January 1, 2013, with full phase in of most aspects to occur by 2019. The U.S. regulators delayed the January 2013 implementation date, however, and the timing remains unclear. Until the proposals are finalized, and the timing of the implementation of the new rules is determined, the ultimate impact of such rules on us, and the banking industry generally, remains uncertain.

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

Unlike many industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation. For analysis of our sensitivity to changes in interest rates, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section at Item 7A of this Form 10-K.

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

The following table reconciles non-U.S. GAAP financial measures to U.S. GAAP.

Table 34
Non-U.S. GAAP Financial Measures
(Dollars in thousands, except per share data)
(Unaudited)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Taxable-equivalent interest income
U.S. GAAP net interest income	$419,933	$407,127	$400,957	$324,984	$190,395
Taxable-equivalent adjustment	2,873	2,857	3,577	3,612	3,857
Taxable-equivalent net interest income (a)	$422,806	$409,984	$404,534	$328,596	$194,252
Average Earning Assets (b)	$12,369,945	$11,746,032	$11,978,364	$10,740,119	$7,111,380
Net Interest Margin (a) / (b)	3.42%	3.49%	3.38%	3.06%	2.73%
Net Revenue
Taxable-equivalent net interest income (a)	$422,806	$409,984	$404,534	$328,596	$194,252
U.S. GAAP non-interest income	111,041	98,247	93,246	71,470	41,316
Net revenue (c)	$533,847	$508,231	$497,780	$400,066	$235,568
Operating Profit
U.S. GAAP income before income taxes	$132,417	$70,200	$64	$(50,380)	$(153,993)
Provision for loan and covered loan losses	71,425	132,897	194,541	199,419	189,579
Taxable-equivalent adjustment	2,873	2,857	3,577	3,612	3,857
Operating profit	$206,715	$205,954	$198,182	$152,651	$39,443
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$327,132	$302,277	$299,598	$247,415	$196,125
Net revenue	$533,847	$508,231	$497,780	$400,066	$235,568
Efficiency ratio (c) / (d)	61.28%	59.48%	60.19%	61.84%	83.26%

Table 34 Non-U.S. GAAP Financial Measures (continued)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Tier 1 Common Capital
U.S. GAAP total equity	$1,207,166	$1,296,752	$1,227,910	$1,235,616	$605,566
Trust preferred securities	244,793	244,793	244,793	244,793	192,667
Less: accumulated other comprehensive income, net of tax	48,064	46,697	20,078	27,896	27,568
Less: disallowed deferred tax assets	—	—	5,377	7,619	—
Less: goodwill	94,521	94,571	94,621	94,671	95,045
Less: other intangibles	12,828	15,353	16,840	18,485	6,544
Tier 1 risk-based capital	1,296,546	1,384,924	1,335,787	1,331,738	669,076
Less: preferred stock	—	240,403	238,903	237,487	58,070
Less: trust preferred securities	244,793	244,793	244,793	244,793	192,667
Less: noncontrolling interests	—	—	33	33	33
Tier 1 common capital (e)	$1,051,753	$899,728	$852,058	$849,425	$418,306
Tangible Common Equity
U.S. GAAP total equity	$1,207,166	$1,296,752	$1,227,910	$1,235,616	$605,566
Less: goodwill	94,521	94,571	94,621	94,671	95,045
Less: other intangibles	12,828	15,353	16,840	18,485	6,544
Tangible equity (f)	1,099,817	1,186,828	$1,116,449	1,122,460	503,977
Less: preferred stock	—	240,403	238,903	237,487	58,070
Tangible common equity (g)	$1,099,817	$946,425	$877,546	$884,973	$445,907
Tangible Assets
U.S. GAAP total assets	$14,057,515	$12,416,870	$12,465,621	$12,032,584	$10,005,519
Less: goodwill	94,521	94,571	94,621	94,671	95,045
Less: other intangibles	12,828	15,353	16,840	18,485	6,544
Tangible assets (h)	$13,950,166	$12,306,946	$12,354,160	$11,919,428	$9,903,930
Risk-weighted Assets (i)	$12,375,367	$11,191,298	$11,080,051	$10,812,520	$9,210,473
Period-end Common Shares Outstanding (j)	77,115	71,745	71,327	71,332	33,568
Ratios:
Tier 1 common equity to risk-weighted assets (e) / (i)	8.50%	8.04%	7.69%	7.86%	4.54%
Tangible equity to tangible assets (f) / (h)	7.88%	9.64%	9.04%	9.42%	5.09%
Tangible equity to risk-weighted assets (f) / (i)	8.89%	10.60%	10.08%	10.38%	5.47%
Tangible common equity to tangible assets (g) / (h)	7.88%	7.69%	7.10%	7.42%	4.50%
Tangible book value (g) / (j)	$14.26	$13.19	$12.30	$12.41	$13.28

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

Our most significant accounting policies are presented in Note 1, "Summary of Significant Accounting Policies" in the "Notes to Consolidated Financial Statements" of Item 8 of this Form 10-K. These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, income taxes and fair value measurements are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

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

The specific component relates to impaired loans. Impaired loans consist of nonaccrual loans (which include nonaccrual TDRs) and loans classified as accruing TDRs. A loan is considered impaired when, based on current information and events, management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value; fair value of the underlying collateral less estimated selling costs, if the loan is collateral-dependent; or the present value of expected future cash flows discounted at the loan’s effective interest rate.

If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses. Impaired loans exceeding $500,000 are evaluated individually, while loans less than $500,000 are evaluated as pools using historical loss experience, as well as management’s loss expectations, for the respective asset class and product type. Of total impaired loans of $199.8 million at December, 2012, 90% had balances in excess of $500,000.

All impaired loans and their related reserves are reviewed and updated each quarter. Any impaired loan for which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination is made.

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one year old, a new appraisal is obtained on the underlying collateral. The Company generally obtains "as is" appraisal values for use in the evaluation of collateral-dependent impaired loans. Appraisals for loans in excess of $500,000 are updated with a new independent appraisal at least annually and are formally reviewed by our internal appraisal department upon receipt of a new appraisal as well as at the six-month interval between the independent appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either internally adjusted downward or a new appraisal is required to support the value of the impaired loan. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at December 31, 2012.

To determine the general allocated component of the allowance for loan losses, we segregate loans by originating line of business, vintage ("transformational" and "legacy"), and product type (e.g. commercial, commercial real estate) because of observable similarities in the performance experience of loans underwritten by these business units. In general, loans originated by the business units that existed prior to the strategic changes of the Company in 2007 are considered "legacy" loans. Loans originated by a business unit that was established in connection with or following the strategic business transformation plan are considered "transformational" loans. Renewals or restructurings of legacy loans may continue to be evaluated as legacy loans depending on the structure or defining characteristics of the new transaction. The Company has implemented a line of business model that has reorganized the legacy business units so that after 2009, all new loan originations are considered transformational.

The methodology produces an estimated range of potential loss exposure for the product types within each originating line of business. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the basic allowance framework as well as market and economic data and management judgment. In certain instances, these additional factors and judgments may lead management to conclude that the appropriate level of the reserve is outside the range determined through the basic allowance framework.

Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans; estimated losses on pools of homogeneous loans based on historical loss experience, risk ratings, product type, and vintage; and consideration of current economic trends and portfolio attributes, all of which may be susceptible to significant change. For instance, loss rates in our allowance methodology typically reflect the Company’s more recent loss experience, by product, on a trailing twelve-or eighteen-month basis. These loss rates consider both cumulative charge-offs to date and OREO valuation adjustments in the individual product categories that constitute our allowance. Default estimates use a multi-year cumulative calculation of defaults by originating line of business, vintage and rating. In addition, we compare current model-derived and historically-established reserve levels to recent charge-off trends and history in considering the appropriate final level of reserve at each product level.

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

Goodwill is allocated to reporting units at acquisition. The Company has two reporting units with allocated goodwill: Banking and Trust and Investments. Subsequent to initial recognition, goodwill is not amortized but, instead, is tested for impairment at the reporting unit level at least annually or more often if an event occurs or circumstances change that would indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible or regulatory capital.

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

Under new accounting guidance effective January 1, 2012, the Company has the option at the time of its annual impairment testing to perform a qualitative assessment for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before applying the existing two-step goodwill impairment test. If the Company concludes that this is the case, the Company would proceed with the existing two-step test, as described above. Otherwise, the Company would be able to bypass the two-step test and conclude that goodwill is not impaired from a qualitative perspective.

In conjunction with our annual goodwill impairment test performed as of October 31, 2012, we did not elect to perform a qualitative assessment and chose to proceed with the quantitative two-step test. As a result of our step one analysis, the Company determined that the fair value of both the Banking and Trust and Investments reporting units exceeded their respective carrying amounts. As such, both of the Company's reporting units with allocated goodwill "passed" step one of the goodwill impairment test, and no further analysis was required to support the conclusion that goodwill was not impaired as of October 31, 2012. The Banking reporting unit's fair value exceeded its carrying amount by 15%, while the Trust and Investments reporting unit's fair value exceeded its carrying amount by approximately 135%. The Company is not aware of any events or circumstances subsequent to its annual goodwill impairment testing date of October 31, 2012 that would indicate impairment of goodwill at December 31, 2012.

Goodwill impairment testing is considered a "critical accounting estimate" as estimates and assumptions are made about future performance and cash flows, as well as other prevailing market factors. For our annual impairment testing, we engage an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit. In connection with obtaining an independent third-party valuation, management provides certain information and assumptions that are utilized in the calculations. Assumptions critical to the process include: forecasted earnings, which are developed for each segment by considering several key business drivers such as historical performance, forward interest rates (using forward interest rate curves to forecast future expected interest rates), anticipated loan and deposit growth, and industry and economic trends; discount rates; and credit quality assessments, among other considerations. We provide the best information available at the time to be used in these estimates and calculations. Changes in these assumptions due to macroeconomic, industry-wide, or Company-specific developments subsequent to the date of our annual goodwill impairment test could affect the results of our goodwill impairment analysis.

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2012, there were no events or circumstances to indicate that there may be impairment of intangible assets. The Company's intangible assets include core deposit premiums, client relationship, and assembled workforce intangibles. All of these intangible assets have finite lives and are amortized on a straight line basis over varying periods not exceeding 15 years.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of "more likely than not." In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at December 31, 2012. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of December 31, 2012, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretations of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At December 31, 2012, we had $130,000 of tax reserves established relating to uncertain tax positions that would favorably affect the Company's effective tax rate if recognized in future periods.

For additional discussion of income taxes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" and Notes 1 and 15 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

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

Additional information regarding fair value measurements is included in Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a continuing part of our asset/liability management, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. We may manage interest rate risk by structuring the asset and liability characteristics of our balance sheet and/or by executing derivatives designated as cash flow hedges. We initiated the use of interest rate derivatives as part of our asset liability management strategy in July 2011 to hedge interest rate risk in our primarily floating-rate loan portfolio and, depending on market conditions, we may expand this program and enter into additional interest rate swaps.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our Consolidated Statements of Income.

The majority of our interest-earning assets are floating rate instruments. At December 31, 2012, approximately 72% of the total loan portfolio is indexed to LIBOR, 19% of the total loan portfolio is indexed to the prime rate, and another 2% of the total loan portfolio otherwise adjusts with other reference interest rates. Of the $6.5 billion in loans maturing after one year with a floating interest rate, 21%, or $1.4 billion, are subject to interest rate floors, of which 92% are in effect at December 31, 2012 and are reflected in the interest sensitivity analysis below. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and interest rate swaps.

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

The sensitivity analysis is based on numerous assumptions including: the nature and timing of interest rate levels including the shape of the yield curve, prepayments on loans and securities, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows and others. While our assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how client preferences or competitor influences might change. In addition, the simulation model assumes certain one-time instantaneous interest rate shifts that are consistent across all yield curves and do not continue to increase over the measurement period. As such, these assumptions and modeling reflect an estimation of the sensitivity to interest rates or market risk and do not predict the timing and direction of interest rates or the shape and steepness of the yield curves. Therefore, the actual results may differ materially from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. These assumptions are periodically reviewed and updated in the context of various internal and external factors including balance sheet changes, product offerings, product mix, external micro- and macro-economic factors, anticipated client behavior and anticipated Company and market pricing behavior. During the second quarter of 2012, we conducted historical deposit re-pricing and deposit lifespan/retention analyses and adjusted our forward-looking assumptions related to client and market behavior. Based on our analyses and judgments, we modified the core deposit product repricing characteristics and retention periods, as well as average life estimates, used in our interest rate risk modeling which reflects higher interest rate sensitivity of our deposits.

The increase in the overall interest rate sensitivity at December 31, 2012 compared to December 31, 2011, as reflected in the table below, is primarily due to an increase in the interest rate sensitivity of our assets since December 31, 2011. Even including the impact of the assumptions modified in 2012, some of which decreased our interest rate sensitivity, overall interest rate sensitivity increased during 2012 due to asset and liability compositional changes. We experienced growth in the rate sensitive asset categories of loans indexed to short-term LIBOR as well as short-term cash on deposit with the Federal Reserve. The growth in assets was funded by growth in demand deposits and money market accounts. Taken together, growth in highly rate sensitive assets was funded by growth in less rate responsive liabilities, producing an increase in overall increase rate sensitivity. This effect was partially mitigated by the hedging program established in 2011. Based on the modeling, the Company remains in an asset sensitive position and would benefit from a rise in interest rates. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

The following table shows the estimated impact of an immediate change in interest rates as of December 31, 2012 based on our current simulation modeling assumptions and as of December 31, 2011, as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
December 31, 2012:
Dollar change	$(13,496)	$20,240	$40,417	$82,421	$127,855
Percent change	-3.5%	5.3%	10.6%	21.6%	33.6%
December 31, 2011:
Dollar change	$(13,906)	$16,526	$33,347	$67,447	$104,766
Percent change	-3.6%	4.3%	8.7%	17.6%	27.4%

The estimated impact to our net interest income over a one year period is reflected in dollar terms and percentage change. As an example, this table illustrates that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on December 31, 2012, net interest income would increase by $40.4 million, or 10.6%, over a twelve-month period, as compared to a net interest income increase of $33.3 million, or 8.7%, if there had been an instantaneous parallel shift of +100 basis points at December 31, 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PrivateBancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of PrivateBancorp, Inc. (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Chicago, Illinois
February 22, 2013

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands)

	December 31,
	2012	2011
Assets
Cash and due from banks	$234,308	$156,131
Federal funds sold and interest-bearing deposits in banks	707,143	205,610
Loans held for sale	49,696	32,049
Securities available-for-sale, at fair value	1,451,160	1,783,465
Securities held-to-maturity, at amortized cost (fair value: $886.8 million - 2012; $493.2 million - 2011)	863,727	490,143
Federal Home Loan Bank ("FHLB") stock	43,387	40,695
Loans – excluding covered assets, net of unearned fees	10,139,982	9,008,561
Allowance for loan losses	(161,417)	(191,594)
Loans, net of allowance for loan losses and unearned fees	9,978,565	8,816,967
Covered assets	194,216	306,807
Allowance for covered loan losses	(24,011)	(25,939)
Covered assets, net of allowance for covered loan losses	170,205	280,868
Other real estate owned, excluding covered assets	81,880	125,729
Premises, furniture, and equipment, net	39,508	38,633
Accrued interest receivable	34,832	35,732
Investment in bank owned life insurance	52,513	50,966
Goodwill	94,521	94,571
Other intangible assets	12,828	15,353
Capital markets derivative assets	90,405	101,676
Other assets	152,837	148,282
Total assets	$14,057,515	$12,416,870
Liabilities
Demand deposits:
Noninterest-bearing	$3,690,340	$3,244,307
Interest-bearing	1,057,390	595,238
Savings deposits and money market accounts	4,912,820	4,378,220
Brokered time deposits	993,455	815,951
Time deposits	1,519,629	1,359,138
Total deposits	12,173,634	10,392,854
Short-term borrowings	5,000	156,000
Long-term debt	499,793	379,793
Accrued interest payable	7,141	5,567
Capital markets derivative liabilities	93,029	104,140
Other liabilities	71,752	81,764
Total liabilities	12,850,349	11,120,118
Equity
Preferred stock	—	240,403
Common stock:
Voting	73,479	67,947
Nonvoting	3,536	3,536
Treasury stock	(24,150)	(21,454)
Additional paid-in capital	1,026,438	941,404
Retained earnings	79,799	18,219
Accumulated other comprehensive income, net of tax	48,064	46,697
Total equity	1,207,166	1,296,752
Total liabilities and equity	$14,057,515	$12,416,870

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – (Continued)
(Amounts in thousands, except per share data)

	December 31, 2012			December 31, 2011
	Preferred Stock	Common Stock		Preferred Stock	Common Stock
		Voting	Nonvoting		Voting	Nonvoting
Per Share Data
Par value	—	None	None	None	None	None
Liquidation value	—	n/a	n/a	$1,000	n/a	n/a
Stated value	—	$1.00	$1.00	None	$1.00	$1.00
Share Balances
Shares authorized	—	174,000	5,000	1,000	174,000	5,000
Shares issued	—	74,526	3,536	244	68,978	3,536
Shares outstanding	—	73,579	3,536	244	68,209	3,536
Treasury shares	—	947	—	—	769	—
n/a Not applicable

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Interest Income
Loans, including fees	$423,211	$413,109	$434,884
Federal funds sold and interest-bearing deposits in banks	965	1,181	1,950
Securities:
Taxable	56,826	61,026	64,023
Exempt from Federal income taxes	5,487	5,439	6,775
Other interest income	547	391	293
Total interest income	487,036	481,146	507,925
Interest Expense
Interest-bearing demand deposits	3,378	2,439	3,148
Savings deposits and money market accounts	17,604	22,957	34,431
Brokered and time deposits	21,832	24,676	36,458
Short-term borrowings	443	2,011	5,088
Long-term debt	23,846	21,936	27,843
Total interest expense	67,103	74,019	106,968
Net interest income	419,933	407,127	400,957
Provision for loan and covered loan losses	71,425	132,897	194,541
Net interest income after provision for loan and covered loan losses	348,508	274,230	206,416
Non-interest Income
Trust and Investments	17,017	17,826	18,140
Mortgage banking	13,460	6,703	10,187
Capital markets products	25,958	19,341	14,286
Treasury management	21,510	18,181	15,008
Loan and credit-related fees	27,280	22,207	16,526
Deposit service charges and fees and other income	6,021	8,218	6,917
Net securities (losses) gains	(205)	5,771	12,182
Total non-interest income	111,041	98,247	93,246
Non-interest Expense
Salaries and employee benefits	174,948	156,763	149,863
Net occupancy expense	30,571	29,986	29,935
Technology and related costs	13,250	11,388	10,224
Marketing	10,311	8,911	8,501
Professional services	8,353	9,206	12,931
Outsourced servicing costs	7,419	8,001	7,807
Net foreclosed property expenses	38,296	27,782	15,192
Postage, telephone and delivery	3,497	3,716	3,659
Insurance	15,186	21,287	26,534
Loan and collection expense	11,631	13,571	14,623
Other expenses	13,670	11,666	20,329
Total non-interest expense	327,132	302,277	299,598
Income before income taxes	132,417	70,200	64
Income tax provision (benefit)	54,521	25,660	(1,737)
Net income	77,896	44,540	1,801
Net income attributable to noncontrolling interests	—	170	284
Net income attributable to controlling interests	77,896	44,370	1,517
Preferred stock dividends and discount accretion	13,368	13,690	13,607
Net income (loss) available to common stockholders	$64,528	$30,680	$(12,090)
Per Common Share Data
Basic earnings (loss) per share	$0.88	$0.43	$(0.17)
Diluted earnings (loss) per share	$0.88	$0.43	$(0.17)
Cash dividends declared	$0.04	$0.04	$0.04
Weighted-average common shares outstanding	71,951	70,449	70,024
Weighted-average diluted common shares outstanding	72,174	70,642	70,024
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$77,896	$44,540	$1,801
Other comprehensive income:
Available-for-sale securities:
Net unrealized (losses) gains	(4,185)	47,431	359
Reclassification of net gains included in net income	(315)	(5,812)	(13,095)
Income tax benefit (expense)	1,579	(16,557)	4,918
Net unrealized (losses) gains on available-for-sale securities	(2,921)	25,062	(7,818)
Cash flow hedges:
Net unrealized gains	9,945	3,156	—
Reclassification of net gains included in net income	(2,928)	(570)	—
Income tax expense	(2,729)	(1,029)	—
Net unrealized gains on cash flow hedges	4,288	1,557	—
Other comprehensive income (loss)	1,367	26,619	(7,818)
Comprehensive income (loss)	79,263	71,159	(6,017)
Comprehensive income attributable to noncontrolling interests	—	(170)	(284)
Comprehensive income (loss) attributable to controlling interests	$79,263	$70,989	$(6,301)

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumu-lated Deficit) / Retained Earnings	Accumu-lated Other Compre-hensive Income	Non- controlling Interests	Total
Balance at January 1, 2010	$237,487	$70,444	$(18,489)	$933,505	$(15,260)	$27,896	$33	$1,235,616
Comprehensive Income:
Net income	—	—	—	—	1,517	—	284	1,801
Other comprehensive loss (1)	—	—	—	—	—	(7,818)		(7,818)
Total comprehensive loss	—	—	—	—	—	—	—	(6,017)
Cash dividends declared:
Common stock ($0.04 per share)	—	—	—	(2,816)	—	—	—	(2,816)
Preferred stock	—	—	—	(12,191)	—	—	—	(12,191)
Issuance of common stock	—	—	—	(178)	—	—	—	(178)
Accretion of preferred stock discount	1,416	—	—	(1,416)	—	—	—	—
Common stock issued under benefit plans	—	521	—	1,286	—	—	—	1,807
Shortfall tax benefit from share-based compensation	—	—	—	(3,564)	—	—	—	(3,564)
Stock repurchased in connection with benefit plans	—	—	(1,565)	—	—	—	—	(1,565)
Share-based compensation expense	—	7	—	17,095	—	—	—	17,102
Noncontrolling interests distributions	—	—	—	—	—	—	(284)	(284)
Balance at December 31, 2010	$238,903	$70,972	$(20,054)	$931,721	$(13,743)	$20,078	$33	$1,227,910
Comprehensive Income:
Net income	—	—	—	—	44,370	—	170	44,540
Other comprehensive income (1)	—	—	—	—	—	26,619	—	26,619
Total comprehensive income	—	—	—	—	—	—	—	71,159
Cash dividends declared:
Common stock ($0.04 per share)	—	—	—	(712)	(2,132)	—	—	(2,844)
Preferred stock	—	—	—	(3,048)	(9,143)	—	—	(12,191)
Issuance of common stock	—	—	—	31	—	—	—	31
Accretion of preferred stock discount	1,500	—	—	(367)	(1,133)	—	—	—
Common stock issued under benefit plans	—	457	—	682	—	—	—	1,139
Shortfall tax benefit from share-based compensation	—	—	—	(2,638)	—	—	—	(2,638)
Stock repurchased in connection with benefit plans	—	—	(1,400)	—	—	—	—	(1,400)
Share-based compensation expense	—	54	—	15,702	—	—	—	15,756
Noncontrolling interests activities	—	—	—	33	—	—	(203)	(170)
Balance at December 31, 2011	$240,403	$71,483	$(21,454)	$941,404	$18,219	$46,697	$—	$1,296,752

(1)	Net of taxes and reclassification adjustments.

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)
(Amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Income	Total
Balance at December 31, 2011	$240,403	$71,483	$(21,454)	$941,404	$18,219	$46,697	$1,296,752
Comprehensive Income:
Net income	—	—	—	—	77,896	—	77,896
Other comprehensive income (1)	—	—	—	—	—	1,367	1,367
Total comprehensive income	—	—	—	—	—	—	79,263
Cash dividends declared:
Common stock ($0.04 per share)	—	—	—	—	(2,948)	—	(2,948)
Preferred stock	—	—	—	—	(9,956)	—	(9,956)
Redemption of preferred stock	(243,815)	—	—	—	—	—	(243,815)
Issuance of common stock	—	4,761	—	65,896	—	—	70,657
Repurchase of common stock warrant	—	—	—	(1,225)	—	—	(1,225)
Accretion of preferred stock discount	3,412	—	—	—	(3,412)	—	—
Common stock issued under benefit plans	—	721	—	(242)	—	—	479
Stock repurchased in connection with benefit plans	—	—	(2,696)	—	—	—	(2,696)
Share-based compensation expense	—	50	—	20,605	—	—	20,655
Balance at December 31, 2012	$—	$77,015	$(24,150)	$1,026,438	$79,799	$48,064	$1,286,429

(1)	Net of taxes and reclassification adjustments.

See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net income	$77,896	$44,370	$1,517
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	71,425	132,897	194,541
Depreciation of premises, furniture, and equipment	9,293	8,777	7,851
Net amortization of premium on securities	15,861	13,011	7,648
Net losses (gains) on sale of securities	205	(5,771)	(12,182)
Valuation adjustments on other real estate owned	25,248	15,419	6,588
Net losses on sale of other real estate owned	5,996	9,078	1,352
Net amortization (accretion) of discount on covered assets	1,828	(2,727)	(18,844)
Bank owned life insurance income	(1,547)	(1,558)	(1,742)
Net increase in deferred loan fees	408	5,724	4,145
Share-based compensation expense	20,655	15,953	17,501
Excess tax benefit from exercise of stock options and vesting of restricted shares	(118)	(143)	(63)
Provision for deferred income tax expense (benefit)	15,828	1,725	(17,227)
Amortization of other intangibles	2,684	1,487	1,645
Net increase in loans held for sale	(17,647)	(1,291)	(2,395)
Fair value adjustments on derivatives	160	696	1,350
Net decrease (increase) in accrued interest receivable	900	(1,878)	1,708
Net increase (decrease) in accrued interest payable	1,574	(401)	(3,705)
Net (increase) decrease in other assets	(17,283)	11,970	25,203
Net (decrease) increase in other liabilities	(11,438)	20,098	(15,378)
Net cash provided by operating activities	201,928	267,436	199,513
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	424,917	394,950	420,726
Proceeds from sales	20,905	295,870	432,688
Purchases	(129,871)	(557,615)	(1,172,949)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	82,621	7,338	—
Purchases	(459,897)	(497,945)	—
Net (purchase) redemption of FHLB stock	(2,692)	(20,001)	2,096
Net increase in loans	(1,260,301)	(192,505)	(393,615)
Net decrease in covered assets	108,286	101,393	133,721
Proceeds from sale of other real estate owned	42,162	69,898	85,809
Net purchases of premises, furniture, and equipment	(8,564)	(6,435)	(7,482)
Net cash used in investing activities	(1,182,434)	(405,052)	(499,006)
Financing Activities
Net increase (decrease) in deposit accounts	1,780,780	(142,575)	643,515
Net decrease in short-term borrowings, excluding FHLB advances	—	(941)	(3,034)
Net (decrease) increase in FHLB advances	(156,000)	4,000	(211,000)
Proceeds from the issuance of long-term debt	125,000	—	—
Payments for the redemption of preferred stock	(243,815)	—	—
Payments for the redemption of common stock warrant	(1,225)	—	—
Net proceeds from (payments for) the issuance of common stock	70,657	31	(178)
Stock repurchased in connection with benefit plans	(2,696)	(1,400)	(1,565)
Cash dividends paid	(13,082)	(15,128)	(15,122)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	479	1,139	1,807
Excess tax benefit from exercise of stock options and vesting of restricted shares	118	143	63
Net cash (used in) provided by financing activities	1,560,216	(154,731)	414,486
Net (decrease) increase in cash and cash equivalents	579,710	(292,347)	114,993
Cash and cash equivalents at beginning of year	361,741	654,088	539,095
Cash and cash equivalents at end of year	$941,451	$361,741	$654,088
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$65,529	$74,420	$110,673
Cash paid for income taxes	58,328	25,616	8,067
Non-cash transfers of loans to other real estate	29,557	131,396	140,607
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – PrivateBancorp, Inc. ("PrivateBancorp" or the "Company") was incorporated in Delaware in 1989 and became a holding company registered under the Bank Holding Company Act of 1956, as amended. The PrivateBank and Trust Company (the "Bank" or the "PrivateBank"), the sole banking subsidiary of PrivateBancorp, was opened in Chicago in 1991. The Company completed its initial public offering in June 1999. The Bank provides customized business and personal financial services to middle market companies and business owners, executives, entrepreneurs and families in all of the markets and communities it serves. The majority of the Bank’s business is conducted in the greater Chicago market.

Principles of Consolidation and Basis of Presentation – The accompanying consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Investments in unconsolidated entities where the Company has the ability to exercise significant influence over the entities' operating and financing decisions are accounted for using the equity method of accounting. Investments that do not meet the criteria for equity method accounting are accounted for using the cost method of accounting. Assets held in a fiduciary or agency capacity are not assets of the Company or its subsidiaries, and accordingly, are not included in the consolidated financial statements.

The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles ("U.S. GAAP") and general practice within the banking industry. We use the accrual basis of accounting for financial reporting purposes.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The Company reclassified dividends for common and preferred stock, along with discount accretion for preferred stock as a reduction of the additional paid-in capital component of stockholders' equity rather than accumulated deficit during the period the Company was in an accumulated deficit position within Equity in the accompanying Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Equity. The cumulative reclassification of $27.4 million had no impact on total equity, regulatory capital or regulatory capital ratios.

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to December 31, 2012 for potential recognition or disclosure in this annual report on Form 10-K. The following is a summary of the significant accounting policies adhered to in the preparation of the consolidated financial statements.

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

Cash and Cash Equivalents – For purposes of the Consolidated Statements of Cash Flows, management has defined cash and cash equivalents to include cash and due from banks, federal funds sold, and other interest-bearing deposits in banks. Generally, federal funds are sold for one-day periods, but not longer than 30 days. Short-term investments generally mature in less than 30 days. All cash and cash equivalents have maturities of three months or less.

Debt Securities – At the time of purchase, debt securities are classified as held-to-maturity or available-for-sale. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. Debt securities are classified as available-for-sale when management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded as a separate component of other comprehensive income ("OCI").

The historical cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security, using the level-yield method. Amortization of premium and accretion of discount are included in interest income.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains (losses) in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, we make an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary ("OTTI") basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security; (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For debt securities that we do not expect to sell or for which it is not more likely than not that the Company will be required to sell prior to recovery, the OTTI is separated into credit and noncredit components. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. Noncredit-related OTTI results from other factors, including increased liquidity spreads and changes in risk-free interest rates. All of the OTTI is recognized in earnings for securities we expect to sell. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an OTTI is recorded, future significant increases in expected cash flows are treated as prospective yield adjustments.

Federal Home Loan Bank ("FHLB") Stock – Investments in FHLB stock are restricted as to redemption and are carried at cost.

Loans Held for Sale – Loans held for sale ("LHFS") represent mortgage loan originations intended to be sold in the secondary market and other loans that management has an active plan to sell. LHFS are carried at the lower of cost or fair value as determined on an individual asset basis or carried at fair value where the Company has elected fair value accounting. The Company has elected to measure residential mortgage loans originated as held for sale under the fair value option. Increases or decreases in the fair value of these LHFS are recognized in mortgage banking income in the Consolidated Statements of Income. Mortgage loan origination costs related to LHFS that the Company accounts for under the fair value option are recognized in noninterest expense as incurred. Held for investment loans that have been transferred to LHFS are carried at the lower of cost or fair value. For these LHFS, any decreases in value below cost are recognized in other income in the Consolidated Statements of Income and increases in fair value above cost are not recognized until the loans are sold. The credit component of any write down upon transfer to LHFS is reflected in charge-offs to the allowance for loan losses. Loan origination costs for LHFS carried at the lower of cost or fair value are capitalized as part of the carrying amount of the loans and recognized as a reduction of mortgage banking revenue upon the sale of such loans.

Gains and losses on the disposition of loans held for sale are determined on the specific identification method. Residential mortgage loans sold in the secondary market are sold without retaining servicing rights.

Originated Loans Held for Investment – Originated loans held for investment are carried at the principal amount outstanding, net of unearned income, deferred loan fees and costs, and any direct principal charge-offs. Interest income on loans is accrued based on principal amounts outstanding. Loan origination fees, fees for commitments that are expected to be exercised and certain direct loan origination costs are deferred and the net amount is amortized over the life of the related loan or commitment period as a yield adjustment. Other credit-related fees are recognized as fee income when earned.

Delinquent and Nonaccrual Loans – Loans are reported as past due if contractual principal or interest payments are due and unpaid for 30 days or more. All loans that are over 90 days past due in principal or interest are considered "impaired" and placed on nonaccrual status. Management may also place some loans on nonaccrual status before they are 90 days past due if they meet the below definition of "impaired." When a loan is placed on nonaccrual status, accrued and unpaid interest credited to income is reversed and accretion of net deferred loan fees ceases. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income may only be recorded on a cash basis if the remaining book balance is deemed fully collectible. Nonaccrual loans are returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement and when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectibility.

Impaired Loans – Impaired loans consist of nonaccrual loans (which include nonaccrual troubled debt restructurings ("TDRs")) and loans classified as accruing TDRs. A loan is considered impaired when, based on current information and events, management believes that either it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement or it has been classified as a TDR. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value; the fair value of the underlying collateral less selling costs if the loan is collateral-dependent; or the present value of expected future cash flows discounted at the loan’s original effective interest rate.

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

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one year old, a new appraisal is obtained on the underlying collateral. The Company generally obtains "as is" appraisal values for use in the evaluation of collateral-dependent impaired loans. Appraisals for loans in excess of $500,000 are updated with a new independent appraisal at least annually and are formally reviewed by our internal appraisal department upon receipt of a new appraisal as well as at the six-month interval between the independent appraisals. All impaired loans and their related reserves are reviewed and updated each quarter. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of the collateral, the appraised value is either internally adjusted downward or a new appraisal is required to support the value of the impaired loan. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at December 31, 2012.

Restructured Loans – Loans may be modified in the normal course of business for competitive reasons or to strengthen the Company’s position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. These modifications are structured on a loan-by-loan basis, and depending on the circumstances, may include extensions of maturity dates, rate reductions, forgiveness of principal, or other concessions. The Company may also utilize a multiple note structure as a workout alternative for certain loans. The multiple note structure typically bifurcates a troubled loan into two separate notes, where the first note is reasonably assured of repayment and performance according to the modified terms, and the portion of the troubled loan that is not reasonably assured of repayment is charged-off. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider, are considered TDRs.

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

Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of at least six months to ensure that the borrower performs in accordance with the restructured terms including consistent and timely loan payments. However, the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period or concurrent with the restructuring. In such situations, the loan will be reported as a "restructured loan accruing interest." If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.

The allowance for loan losses on restructured loans is determined by discounting the restructured cash flows by the original effective interest rate, or if collateral-dependent, by obtaining an appraisal.

Allowance for Loan Losses (the "Allowance") – We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. The allowance consists of reserves for probable losses that have been identified relating to specific borrowing relationships that are individually evaluated for impairment ("the specific component"), as well as probable losses inherent in our loan portfolio that are not specifically identified ("the general allocated component"), which is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio as well as management’s judgment.

The specific component relates to impaired loans. Impaired loans consist of nonaccrual loans (which include nonaccrual TDRs) and loans classified as accruing TDRs. See "Impaired Loans" section of this Note 1 for a detailed discussion of the specific component of the allowance for loan losses.

To determine the general allocated component of the allowance for loan losses, we segregate loans by originating line of business, vintage ("transformational" and "legacy"), and product type (e.g., commercial, commercial real estate) because of observable similarities in the performance experience of loans underwritten by these business units. In general, loans originated by the business units that existed prior to the strategic changes of the Company in 2007 are considered "legacy" loans. Loans originated by a business unit that was established in connection with or following the strategic business transformation plan are considered "transformational" loans. Renewals or restructurings of legacy loans may continue to be evaluated as legacy loans depending on the structure or defining characteristics of the new transaction. The Company has implemented a line of business model that has reorganized the legacy business units so that after 2009, all new loan originations are considered transformational. At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve calculation. However, our general reserve methodology considers the amount and product type of the TDRs removed as one of many credit or portfolio considerations in establishing final reserve requirements.

The methodology produces an estimated range of potential loss exposure for the product types within each originating line of business. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the basic allowance framework as well as market and economic data and management judgment. In certain instances, these additional factors and judgments may lead management to conclude that the appropriate level of the reserve is outside the range determined through the basic allowance framework.

The product segments we evaluate in the general reserve methodology are commercial loans, commercial real estate loans, construction loans and consumer loans (which include personal loans, residential mortgage loans and home equity lines of credit). Our commercial loan portfolio includes lines of credit to businesses and term loans. Certain non-residential owner-occupied commercial real estate loans are also included in our commercial loan portfolio if the cash flows from the owner’s business serve as the primary source of loan repayment. Commercial loans contain risks unique to the business and market of each borrower and the repayment is dependent upon the financial success and viability of the borrower.

Commercial real estate loans comprise loans secured by various types of collateral including 1-4 family non-owner occupied housing units located primarily in our target market areas, multi-family real estate, office buildings, warehouses, retail space, mixed use buildings, and vacant land, the bulk of which is held for long-term investment or development. Risks inherent in real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and the general economic condition of the market in which the collateral is located. Repayment is generally dependent on the ability of the borrower to attract tenants at rental rates that provide for debt service. Repayment of commercial real estate loans is also somewhat dependent on long term financing options available to the borrower.

Our construction loan portfolio consists of single-family residential properties, multi-family properties, and commercial projects, and includes both investment properties and properties that will be owner-occupied. Risks inherent in construction lending are similar to those in commercial real estate lending. Additional risks include unexpected cost increases or delays in constructing or improving a property, the borrower’s inability to use funds generated by a project to service a loan until a project is completed, the more pronounced risk to interest rate movements and the real estate market that these borrowers face while a project is being completed or seeking a buyer, and the lack of availability of permanent financing. Construction loans, as a product segment, have the highest inherent risk in our portfolio.

Consumer loans are a smaller portion of our overall portfolio and consist of residential home mortgages, home equity lines of credit and personal loans. The risk issues associated with these products are closely correlated to the U.S. housing market and the local markets in which the collateral resides and include home price declines and resulting increases in loan to value ratios, low sales volume, high unemployment rates, increases in foreclosure rates, and high delinquency rates. Some personal loans may be unsecured.

Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows and collateral appraisal values on impaired loans; estimated losses on pools of homogeneous loans based on historical loss experience, risk ratings, product type, and vintage; and consideration of current economic trends and portfolio attributes, all of which may be susceptible to significant change. For instance, loss rates in our allowance methodology typically reflect the Company's more recent loss experience, by product, on a trailing twelve- or eighteen-month basis. These loss rates consider both cumulative charge-offs to date and other real estate owned ("OREO") valuation adjustments in the individual product categories that constitute our allowance. Default estimates use a multi-year cumulative calculation of defaults by originating line of business, vintage, and rating. In addition, we compare current model-derived and historically-established reserve levels to recent charge-off trends and history in considering the appropriate final level of reserve at each product level.

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

Reserve for Unfunded Commitments – We maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The reserve is included in other liabilities on the Consolidated Statements of Financial Condition. The reserve is computed using a methodology similar to that used to determine the general allocated component of the allowance for loan losses and is based on a model that uses recent commitment utilization patterns at the product level as a method of predicting future usage across the portfolio. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income.

Purchased Loans – Purchased loans acquired through portfolio purchases or in a business combination are accounted for under specialized accounting guidance when the loans have evidence of credit deterioration at the time of acquisition and it is probable that not all contractual payments will be collected ("purchased impaired loans"). Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, declines in borrower FICO scores, geographic concentration and declines in loan-to-value ratios. U.S. GAAP requires these loans to be recorded at fair value at the acquisition date and prohibits the "carrying over" or creation of valuation allowances in the initial accounting for loans acquired in a transfer.

The fair values for purchased impaired loans are determined by discounting cash flows expected to be collected using an observable discount rate for similar instruments with adjustments to the discount rate that management believes a market participant would consider in determining fair value. We estimate the timing and amount of cash flows expected to be collected at acquisition using internal models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds.

Under the applicable accounting guidance for purchased impaired loans, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using the constant effective yield method when there is a reasonable expectation about the amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Decreases in expected cash flows subsequent to acquisition generally result in an allowance for loan losses. Subsequent increases in cash flows result in a reversal of the provision for losses to the extent of prior charges or an adjustment to the accretable yield. Purchased impaired loans with common risk characteristics are accounted for on a pool basis as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Because we are recognizing interest income on each pool of loans, they are all considered to be performing.

U.S. GAAP requires purchased loans not subject to the specialized accounting guidance ("purchased non-impaired loans") to be recorded at fair value at the acquisition date and prohibits the "carrying over" or creation of valuation allowances in the initial accounting for loans acquired in a transfer. Differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loan. Decreases in expected cash flows after the purchase date are recognized by recording an allowance for loan losses.

Covered Assets – Purchased loans and foreclosed loan collateral covered under loss sharing or similar credit protection agreements with the Federal Deposit Insurance Corporation ("FDIC") are reported separately on the face of the Consolidated Statements of Financial Condition inclusive of the fair value of reimbursement cash flows the Company expects to receive from the FDIC under those agreements. The allowance for covered loan losses is determined without regard to the expected reimbursement from the FDIC with any provision for covered loan loss charges recorded in the Consolidated Statements of Income reflected net of such FDIC reimbursement.

Other Real Estate Owned ("OREO") – OREO is comprised of property acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure in partial or total satisfaction of certain loans. Properties are initially recorded at fair value less estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the allowance for loan losses. Subsequent to initial recognition, OREO is recorded at the lower of the initial cost basis or current fair value. Any subsequent write-downs to reflect current fair value, as well as gains or losses on disposition and revenues or expenses incurred in maintaining such properties are treated as period costs and reported in non-interest expense in the Consolidated Statements of Income.

Depreciable Assets – Premises, leasehold improvements, furniture and equipment, and software are stated at cost less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Rates of depreciation are generally based on the following useful lives: buildings, 30-40 years; leasehold improvements, typically 1-16 years; furniture and equipment, 3-7 years; and software, 3-5 years. Gains on dispositions are included in other income, and losses on dispositions are included in other expense in the Consolidated Statements of Income. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

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

Bank Owned Life Insurance ("BOLI") – BOLI represents life insurance policies on the lives of certain Company officers or former officers for which the Company is the beneficiary. These policies are recorded as an asset on the Consolidated Statements of Financial Condition at their cash surrender value, or the amount that could be realized currently. The change in cash surrender value and insurance proceeds received are recorded as BOLI income in non-interest income in the Consolidated Statements of Income.

Goodwill and Other Intangible Assets – Goodwill represents the excess of purchase price over the fair value of net assets acquired (including identifiable intangible assets) using the acquisition method of accounting. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.

Goodwill is allocated to reporting units at acquisition. We have determined that its operating segments qualify as reporting units under U.S. GAAP, and goodwill is allocated to the Banking and Trust and Investments reporting units. Subsequent to initial recognition, goodwill is not amortized but, instead, is tested for impairment at the reporting unit level at least annually or more often if an event occurs or circumstances change that would indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We perform our annual goodwill impairment assessment as of October 31 each year. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible or regulatory capital.

The goodwill impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. In "step one," the fair value of each reporting unit is compared to the recorded book value. Our step one calculation of each reporting unit’s fair value is based upon a simple average of two metrics: (1) a primary market approach, which measures fair value based upon trading multiples of independent publicly traded financial institutions of comparable size and character to the reporting units, and (2) an income approach, which estimates fair value based upon discounted cash flows and terminal value (using the perpetuity growth method). If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and "step two" is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues ("step two") by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value of goodwill is determined using the residual approach, where the fair value of a reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit, calculated in step one, is the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment charge is recognized to the extent the carrying value of goodwill exceeds the implied fair value of goodwill.

Under new accounting guidance effective January 1, 2012, the Company has the option at the time of its annual impairment testing to perform a qualitative assessment for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before applying the existing two-step goodwill impairment test. If the Company concludes this is the case, the Company would proceed with the existing two-step test, as described above. Otherwise, the Company would be able to bypass the two-step test and conclude that goodwill is not impaired from a qualitative perspective.

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. All of the Company’s other intangible assets have finite lives and are amortized over their estimated useful lives with varying periods not exceeding 15 years.

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

Derivative Instruments – We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce interest rate risk, as it relates to mortgage loan commitments and planned sales of loans, and foreign currency volatility. We also use these instruments to accommodate our clients as we provide them with risk management solutions, including interest rate and foreign currency contracts. None of the aforementioned end-user and client-related derivatives were designated as hedging instruments at December 31, 2012 and 2011.

We also use interest rate derivatives to hedge variability in forecasted interest cash flows in our loan portfolio which is comprised primarily of floating rate loans. These derivatives are designated as cash flow hedges.

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

For derivative instruments that are designated and qualify as a fair value hedge and are effective, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI. The unrealized gain or loss is reclassified into earnings in the same period or periods during which the hedged item affects earnings. For all hedge relationships, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of change. For derivatives not designated in a hedge relationship, changes in fair value are reported in current earnings during the period of change.

At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If a derivative instrument designated as a hedge is terminated or ceases to be highly effective, hedge accounting is discontinued prospectively and the gain or loss is amortized to earnings over the remaining life of the hedged asset or liability (fair value hedge) or over the same period(s) that the forecasted hedged transactions impact earnings (cash flow hedge). However, if the forecasted transaction is probable of not occurring, the gain or loss is included in earnings immediately.

Income Taxes – The Company and its subsidiaries file a consolidated Federal income tax return. The provision for income taxes is based on income reported in the Consolidated Statements of Income, rather than amounts reported on our income tax return.

We recognize a deferred tax asset or liability for the estimated future tax effects attributable to "temporary differences." Temporary differences include differences between financial statement income and tax return income that are expected to reverse in future periods, as well as differences between the financial reporting and tax bases of assets and liabilities that are also expected to be settled in future periods. Deferred tax assets and liabilities are measured using the enacted tax rates that we expect will apply when the differences are reversed or settled. Changes in corporate income tax rates, if any, would impact the pricing of our deferred tax assets and liabilities in the period of enactment, with any changes in the valuation of deferred tax assets and liabilities reflected as an adjustment to income tax expense. A valuation allowance is recorded to reduce deferred tax assets to the amount management concludes is more likely than not to be realized.

We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. Any income tax-related interest and penalties are included in income tax expense.

Net Earnings Per Common Share – Basic income per common share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings are allocated between common and participating security stockholders based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities (i.e., the Company’s deferred stock units and nonvested restricted stock awards and restricted stock units). Undistributed net losses are not allocated to holders of participating securities, as they do not have a contractual obligation to fund the losses incurred by the Company. Net income attributable to common shares is then divided by the weighted-average number of common shares outstanding during the period, net of participating securities.

Diluted income per common share considers common stock issuable under the assumed release of nonvested restricted stock awards and units and the assumed exercise of stock options granted under the Company’s stock plans ("potentially dilutive common stock equivalents"). The dilutive effect of these share-based payment awards that are not deemed to be participating securities is calculated using the treasury stock method, which assumes that the proceeds from exercise are used to purchase common stock at the average market price for the period. The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock method (which assumes that the participating securities are exercised/released) or the two-class method (which assumes that the participating securities are not exercised/released and earnings are reallocated between common and participating security stockholders). Potentially dilutive common stock equivalents are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.

Treasury Stock – Treasury stock acquired is recorded at cost and is carried as a reduction of equity on the Consolidated Statements of Financial Condition.

Share-Based Compensation – Share-based compensation cost is recognized as expense for stock options, restricted stock awards, and restricted stock units issued to employees and non-employee directors based on the fair value of these awards at the date of grant. A binomial option-pricing model is utilized to estimate the fair value of stock options, while the closing market price of the Company’s common stock at the date of grant is used for restricted stock awards and restricted stock units. The costs are recognized ratably on a straight-line basis over the requisite service period, generally defined as the vesting period for the awards. When an award is granted to an employee who is retirement eligible or who will become retirement eligible prior to the end of the service period and will continue to vest after retirement, the compensation cost of these awards is recognized over the period up to the date an employee first becomes eligible to retire. The amortization of share-based compensation generally reflects estimated forfeitures adjusted for actual forfeiture experience. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time share-based awards expire, are exercised or canceled, or as restrictions are released, we may be required to recognize an adjustment to stockholders’ equity or income tax expense, depending on the market price of the Company’s stock at that time and the amount of the deferred tax asset relating to such awards. Share-based compensation expense is included in "salaries and wages" in the Consolidated Statements of Income.

Comprehensive Income – Comprehensive income consists of two components, reported net income and OCI. OCI refers to revenue, expenses, gains, and losses that are recorded as an element of equity but are excluded from reported net income. OCI consists of unrealized gains (losses) on securities available-for-sale and changes in the fair value of derivative instruments designated as cash flow hedges, net of tax.

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

Variable Interest Entities – A variable interest entity ("VIE") is a partnership, limited liability company, trust, or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties, or whose investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are: (i) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of an entity; and (iii) the right to receive the expected residual returns of the entity.

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

Accounting Pronouncements Pending Adoption

Disclosures about Offsetting Assets and Liabilities – On December 16, 2011, the FASB issued new accounting guidance to enhance current disclosure requirements on offsetting financial assets and liabilities. The new disclosure requirements are limited to recognized derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. At a minimum, the Company will be required to disclose the following information separately for financial assets and liabilities: (a) the gross amounts of recognized financial assets and liabilities, (b) the amounts offset under current U.S. GAAP, (c) the net amounts presented in the balance sheet, (d) the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in (b), and (e) the difference between (c) and (d). The guidance will be effective for the Company’s financial statements that include periods beginning on or after January 1, 2013, and must be retrospectively applied. As this guidance affects only our disclosures, the adoption of this guidance will not impact our financial position and consolidated results of operations.

Subsequent Accounting for Indemnification Assets Recognized in a Government-Assisted Acquisition – On October 23, 2012, the FASB issued guidance to clarify the subsequent accounting for an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution that includes a loss sharing agreement. The guidance clarifies that subsequent changes in expected cash flows related to an indemnification asset should be amortized over the shorter of the life of the indemnification agreement or the life of the underlying covered assets. This guidance is applicable for new indemnification assets as well as existing indemnification assets, such as the Company's indemnification receivable recorded in conjunction with the acquired loans and foreclosed loan collateral covered under our loss sharing agreement with the FDIC. The guidance will be effective for the Company's financial statements that include periods beginning on or after January 1, 2013 and must be applied prospectively. As we have previously accounted for our indemnification asset in accordance with this guidance, the adoption of this guidance will not have a material impact on our financial position and consolidated results of operations.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income – On February 5, 2013, the FASB issued guidance that will require the Company to disclose the effect of reclassifications from accumulated other comprehensive income into net income for each affected net income line item. The Company currently has two items that are reclassified out of accumulated other comprehensive income and into net income to which this guidance is applicable, namely (1) net gains on available-for-sale securities, and (2) net gains on cash flow hedges. The guidance does not change existing requirements for reporting net income or other comprehensive income in the financial statements. The guidance will be effective for the Company's financial statements that include periods beginning on or after January 1, 2013 and must be applied prospectively. As this guidance affects only our disclosures, the adoption of this guidance will not impact our financial position and consolidated results of operations.

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	December 31,
	2012				2011
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$114,252	$1,050	$(40)	$115,262	$60,590	$931	$—	$61,521
U.S. Agencies	—	—	—	—	10,014	20	—	10,034
Collateralized mortgage obligations	229,895	11,155	(16)	241,034	344,078	12,062	(140)	356,000
Residential mortgage-backed securities	823,191	45,131	—	868,322	1,140,555	48,660	(2)	1,189,213
State and municipal securities	214,174	11,990	(122)	226,042	154,080	12,140	(23)	166,197
Foreign sovereign debt	500	—	—	500	500	—	—	500
Total	$1,382,012	$69,326	$(178)	$1,451,160	$1,709,817	$73,813	$(165)	$1,783,465
Securities Held-to-Maturity
Collateralized mortgage obligations	$74,164	$480	$—	$74,644	$—	$—	$—	$—
Residential mortgage-backed securities	703,419	22,058	(29)	725,448	490,072	3,172	(85)	493,159
Commercial mortgage-backed securities	85,680	670	(137)	86,213	—	—	—	—
State and municipal securities	464	5	—	469	71	—	—	71
Total	$863,727	$23,213	$(166)	$886,774	$490,143	$3,172	$(85)	$493,230

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank ("FRB") discount window borrowing availability, derivative transactions, standby letters of credit with counterparty banks and for other purposes as permitted or required by law, totaled $455.6 million and $514.6 million at December 31, 2012 and 2011, respectively.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at December 31, 2012 or 2011.

The following table presents the fair values of securities with unrealized losses as of December 31, 2012 and 2011. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2012
Securities Available-for-Sale
U.S. Treasury	$27,359	$(40)	$—	$—	$27,359	$(40)
Collateralized mortgage obligations	6,181	(11)	2,111	(5)	8,292	(16)
State and municipal securities	14,920	(100)	1,160	(22)	16,080	(122)
Total	$48,460	$(151)	$3,271	$(27)	$51,731	$(178)
Securities Held-to-Maturity
Residential mortgage-backed securities	3,912	(29)	—	—	3,912	(29)
Commercial mortgage-backed securities	35,437	(137)	—	—	35,437	(137)
Total	$39,349	$(166)	$—	$—	$39,349	$(166)
As of December 31, 2011
Securities Available-for-Sale
Collateralized mortgage obligations	$36,126	$(140)	$—	$—	$36,126	$(140)
Residential mortgage-backed securities	154	(2)	—	—	154	(2)
State and municipal securities	4,352	(23)	—	—	4,352	(23)
Total	$40,632	$(165)	$—	$—	$40,632	$(165)
Securities Held-to-Maturity
Residential mortgage-backed securities	$80,500	$(85)	$—	$—	$80,500	$(85)

There were $3.3 million of securities with $27,000 in an unrealized loss position for greater than 12 months at December 31, 2012 and none at December 31, 2011. These unrealized losses were caused primarily by changes in interest rates and spreads. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, no other-than-temporary impairments have been recorded on these securities during 2012.

The following table presents the remaining contractual maturity of securities as of December 31, 2012 by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	December 31, 2012
	Available-For-Sale Securities		Held-To-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipal and foreign sovereign debt securities:
One year or less	$29,585	$29,814	$80	$80
One year to five years	120,344	124,281	384	389
Five years to ten years	168,932	176,937	—	—
After ten years	10,065	10,772	—	—
All other securities:
Collateralized mortgage obligations	229,895	241,034	74,164	74,644
Residential mortgage-backed securities	823,191	868,322	703,419	725,448
Commercial mortgage-backed securities	—	—	85,680	86,213
Total	$1,382,012	$1,451,160	$863,727	$886,774

The following table presents gains (losses) on securities for the prior three years.

Securities Gains (Losses)
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Proceeds from sales	$20,905	$295,870	$432,688

Gross realized gains	$573	$6,300	$13,469
Gross realized losses	(778)	(529)	(1,287)
Net realized (losses) gains (1)	$(205)	$5,771	$12,182
Income tax (benefit) provision on net realized (losses) gains	$(81)	$2,295	$4,669

(1)
Includes net losses of $520,000, $41,000, and $912,000 in 2012, 2011 and 2010, respectively, associated with certain investment funds that make qualifying investments for purposes of supporting our community reinvestment initiatives in accordance with the Community Reinvestment Act. These investments are classified in other assets in the Consolidated Statements of Financial Condition.

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

Loan Portfolio
(Amounts in thousands)

	December 31,
	2012	2011
Commercial and industrial	$4,901,210	$4,192,842
Commercial – owner-occupied commercial real estate	1,595,574	1,130,932
Total commercial	6,496,784	5,323,774
Commercial real estate	2,132,063	2,233,851
Commercial real estate – multi-family	543,622	452,595
Total commercial real estate	2,675,685	2,686,446
Construction	190,496	287,002
Residential real estate	373,580	297,229
Home equity	167,760	181,158
Personal	235,677	232,952
Total loans	$10,139,982	$9,008,561
Deferred loan fees, net of costs, included as a reduction in total loans	$39,656	$39,259
Overdrawn demand deposits included in total loans	$3,091	$1,919

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Carrying Value of Loans Pledged
(Amounts in thousands)

	December 31,
	2012	2011
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$808,243	$1,352,012
FHLB advances	2,068,172	583,507
Total	$2,876,415	$1,935,519

(1)	No borrowings were outstanding at December 31, 2012 or 2011.

Related Party Loans

Some of our executive officers and directors are, and have been during the preceding year, clients of our Bank, and some of our executive officers and directors are direct or indirect owners of 10% or more of the stock of corporations which are, or have been in the past, clients of the Bank. As clients, they have had transactions with the Bank, in the ordinary course of business of the Bank, including borrowings, that are or were on substantially the same terms (including interest rates and collateral on loans) as those prevailing at the time for comparable transactions with nonaffiliated persons. These loans totaled $15.5 million and $14.1 million at December 31, 2012 and 2011, respectively. Related party credit extensions totaled $18.6 million and $19.3 million at December 31, 2012 and 2011, respectively. In the opinion of management, none of the transactions involved more than the normal risk of collectability or presented any other unfavorable features.

Loan Portfolio Aging

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of December 31, 2012
Commercial	$6,451,311	$2,195	$1,365	$—	$6,454,871	$41,913	$6,496,784
Commercial real estate	2,597,780	4,073	5,278	—	2,607,131	68,554	2,675,685
Construction	189,939	—	—	—	189,939	557	190,496
Residential real estate	359,096	3,260	—	—	362,356	11,224	373,580
Home equity	153,754	1,835	461	—	156,050	11,710	167,760
Personal	230,852	2	1	—	230,855	4,822	235,677
Total loans	$9,982,732	$11,365	$7,105	$—	$10,001,202	$138,780	$10,139,982
As of December 31, 2011
Commercial	$5,250,875	$6,018	$923	$—	$5,257,816	$65,958	$5,323,774
Commercial real estate	2,539,889	3,523	9,777	—	2,553,189	133,257	2,686,446
Construction	262,742	—	2,381	—	265,123	21,879	287,002
Residential real estate	278,195	3,800	645	—	282,640	14,589	297,229
Home equity	168,322	433	800	—	169,555	11,603	181,158
Personal	220,364	13	9	—	220,386	12,566	232,952
Total loans	$8,720,387	$13,787	$14,535	$—	$8,748,709	$259,852	$9,008,561

Impaired Loans

Impaired loans consist of nonaccrual loans (which include nonaccrual TDRs) and loans classified as accruing TDRs. A loan is considered impaired when, based on current information and events, management believes that either it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement or it has been classified as a TDR. The following two tables present our recorded investment in impaired loans, which represents the principal amount outstanding, net of unearned income, deferred loan fees and costs, and any direct principal charge-offs.

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of December 31, 2012
Commercial	$100,573	$46,243	$39,937	$86,180	$13,259
Commercial real estate	93,651	26,653	56,659	83,312	20,450
Construction	1,184	—	557	557	117
Residential real estate	12,121	3,107	8,582	11,689	3,996
Home equity	14,888	2,034	11,166	13,200	2,797
Personal	5,244	—	4,822	4,822	2,771
Total impaired loans	$227,661	$78,037	$121,723	$199,760	$43,390
As of December 31, 2011
Commercial	$118,118	$57,230	$46,098	$103,328	$14,163
Commercial real estate	190,486	65,571	114,233	179,804	38,905
Construction	24,135	1,548	20,331	21,879	5,202
Residential real estate	18,577	10,502	7,325	17,827	976
Home equity	12,881	2,310	9,293	11,603	1,272
Personal	38,515	14,751	11,569	26,320	9,426
Total impaired loans	$402,712	$151,912	$208,849	$360,761	$69,944

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$118,683	$4,549	$99,548	$2,585
Commercial real estate	145,997	1,458	245,722	2,852
Construction	2,121	—	35,411	181
Residential real estate	14,094	145	19,060	67
Home equity	13,171	110	12,230	29
Personal	13,700	119	31,928	497
Total	$307,766	$6,381	$443,899	$6,211

(1)	Represents amounts while classified as impaired for the periods presented.

Credit Quality Indicators

We have adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that exhibit acceptable financial performance, cash flow, and leverage. We attempt to mitigate risk by structure, collateral, monitoring, and other meaningful controls. Credits rated 6 are performing in accordance with contractual terms but are considered "special mention" as these credits demonstrate potential weakness that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Loans rated 7 may be classified as either accruing ("potential problem") or nonaccrual ("nonperforming"). Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest but the ultimate collection of these loans is questionable due to the same conditions that characterize a 6-rated credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the value of the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at a minimum on a quarterly basis, while all other rated credits over a certain dollar threshold, depending on loan type, are reviewed annually or more frequently as the situation warrants.

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non-Performing Loans	% of Portfolio Loan Type	Total Loans
As of December 31, 2012
Commercial	$72,651	1.1	$40,495	0.6	$41,913	0.6	$6,496,784
Commercial real estate	21,209	0.8	48,897	1.8	68,554	2.6	2,675,685
Construction	—	—	—	—	557	0.3	190,496
Residential real estate	2,364	0.6	13,844	3.7	11,224	3.0	373,580
Home equity	562	0.3	4,351	2.6	11,710	7.0	167,760
Personal	8	*	289	0.1	4,822	2.0	235,677
Total	$96,794	1.0	$107,876	1.1	$138,780	1.4	$10,139,982
As of December 31, 2011
Commercial	$54,326	1.0	$79,328	1.5	$65,958	1.2	$5,323,774
Commercial real estate	132,915	4.9	62,193	2.3	133,257	5.0	2,686,446
Construction	7,272	2.5	9,283	3.2	21,879	7.6	287,002
Residential real estate	9,344	3.1	17,931	6.0	14,589	4.9	297,229
Home equity	758	0.4	6,384	3.5	11,603	6.4	181,158
Personal	350	0.2	1,976	0.8	12,566	5.4	232,952
Total	$204,965	2.3	$177,095	2.0	$259,852	2.9	$9,008,561

*	Less than 0.1%

Troubled Debt Restructured Loans
Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	December 31,
	2012		2011
	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial	$44,267	$25,200	$42,569	$28,409
Commercial real estate	14,758	29,426	41,348	32,722
Construction	—	—	—	960
Residential real estate	465	2,867	3,238	3,592
Home equity	1,490	3,000	—	2,082
Personal	—	4,299	13,754	7,639
Total	$60,980	$64,792	$100,909	$75,404

At December 31, 2012 and 2011, commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $16.3 million and $16.1 million, respectively.

Additions to Accruing Troubled Debt Restructurings During the Year
(Dollars in thousands)

	Year ended December 31, 2012			Year ended December 31, 2011
	Number of Borrowers	Outstanding Recorded Investment (1)		Number of Borrowers	Outstanding Recorded Investment (1)
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
Commercial
Extension of maturity date (2)	6	$34,688	$34,538	15	$45,280	$45,177
Other concession (3)	—	—	—	6	25,488	26,201
Multiple note structuring (4)	1	17,596	11,796	—	—	—
Total commercial	7	52,284	46,334	21	70,768	71,378
Commercial real estate
Extension of maturity date (2)	5	10,739	9,909	13	7,590	7,590
Multiple note structuring (4)	—	—	—	3	18,827	10,610
Total commercial real estate	5	10,739	9,909	16	26,417	18,200
Residential real estate
Extension of maturity date (2)	3	2,182	2,182	2	374	374
Other concession (3)	1	200	200	—	—	—
Total residential real estate	4	2,382	2,382	2	374	374
Home equity
Extension of maturity date (2)	1	125	125	2	203	203
Personal
Extension of maturity date (2)	—	—	—	1	265	265
Other concession (3)	—	—	—	1	252	252
Total personal	—	—	—	2	517	517
Total accruing	17	$65,530	$58,750	43	$98,279	$90,672
Change in recorded investment due to principal paydown at time of modification			$980			$503
Change in recorded investment due to charge-offs as part of the multiple note structuring			$5,800			$7,817

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases, or deferrals of principal.

(4)
The multiple note structure typically bifurcates a troubled loan into two separate notes, where the first note is reasonably assured of repayment and performance according to the modified terms, and the portion of the troubled loan that is not reasonably assured of repayment is charged-off.

Additions to Nonaccrual Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Year ended December 31, 2012			Year ended December 31, 2011
	Number of Borrowers	Outstanding Recorded Investment (1)		Number of Borrowers	Outstanding Recorded Investment (1)
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
Commercial
Extension of maturity date (2)	3	$5,777	$5,277	4	$20,320	$20,320
Other concession (3)	2	17,512	17,512	2	128	328
Total commercial	5	23,289	22,789	6	20,448	20,648
Commercial real estate
Extension of maturity date (2)	6	1,173	1,163	7	18,625	17,136
Other concession (3)	2	18,325	18,229	2	6,208	6,208
Total commercial real estate	8	19,498	19,392	9	24,833	23,344
Construction
Extension of maturity date (2)	—	—	—	1	179	179
Residential real estate
Extension of maturity date (2)	2	794	794	3	1,446	1,446
Other concession (3)	2	299	299	1	696	696
Total residential real estate	4	1,093	1,093	4	2,142	2,142
Home equity
Extension of maturity date (2)	2	480	480	2	206	206
Other concession (3)	2	841	841	1	490	490
Total home equity	4	1,321	1,321	3	696	696
Personal
Extension of maturity date (2)	—	—	—	4	695	680
Total nonaccrual	21	$45,201	$44,595	27	$48,993	$47,689
Change in recorded investment due to principal paydown at time of modification			$606			$1,504

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases, or deferrals of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve calculation. However, our general reserve methodology considers the amount and product type of the TDRs removed as one of many credit or portfolio considerations in establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Refer to the "Impaired Loan" and "Allowance for Loan Loss" sections of Note 1 regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $23.3 million and $25.7 million in specific reserves for nonaccrual TDRs at December 31, 2012 and 2011, respectively. For accruing TDRs there were $40,000 in specific reserves at December 31, 2012 and none at December 31, 2011 with the specific reserve representing the difference between the present value of cash flows for the restructured loan as compared to the original loan.

The following table presents the recorded investment and number of loans modified as an accruing TDR during the previous 12 months which subsequently became nonperforming during the years ended December 31, 2012 and 2011. A loan becomes nonperforming and placed on nonaccrual status typically when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than when the loan becomes 90 days past due.

Accruing Troubled Debt Restructurings
Reclassified as Nonperforming Within 12 Months of Restructuring
(Dollars in thousands)

	Year Ended December 31,
	2012		2011
	Number of Borrowers	Recorded Investment (1)	Number of Borrowers	Recorded Investment (1)
Commercial	2	$16,599	6	$6,710
Commercial real estate	2	879	9	9,095
Construction	—	—	2	4,018
Residential real estate	1	197	1	99
Home equity	1	125	1	176
Personal	—	—	1	250
Total	6	$17,800	20	$20,348

(1)	Represents amounts as of the balance sheet date from the quarter the default was first reported.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 6 for a detailed discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Allowance for Loan Losses:
Balance at beginning of year	$191,594	$222,821	$221,688
Loans charged-off	(118,028)	(171,027)	(197,040)
Recoveries on loans previously charged-off	16,975	9,245	6,149
Net charge-offs	(101,053)	(161,782)	(190,891)
Provision for loan losses	70,876	130,555	192,024
Balance at end of year	$161,417	$191,594	$222,821
Ending balance, loans individually evaluated for impairment (1)	$43,390	$69,944	$70,971
Ending balance, loans collectively evaluated for impairment	$118,027	$121,650	$151,850
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$199,760	$360,761	$453,456
Ending balance, loans collectively evaluated for impairment	9,940,222	8,647,800	8,660,901
Total recorded investment in loans	$10,139,982	$9,008,561	$9,114,357

(1)	Refer to Notes 1 and 4 for additional information regarding impaired loans.

Additional detail on the allowance for loan losses and recorded investment in loans, by product segment, for the years ended December 31, 2012 and 2011 is presented in the following tables.

Allowance for Loan Losses and Recorded Investment in Loans (Continued)
(Amounts in thousands)

	Year Ended December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$60,663	$94,905	$12,852	$6,376	$4,022	$12,776	$191,594
Loans charged-off	(31,768)	(68,099)	(1,979)	(3,010)	(3,128)	(10,044)	(118,028)
Recoveries on loans previously charged-off	4,179	8,709	2,315	126	509	1,137	16,975
Net charge-offs	(27,589)	(59,390)	336	(2,884)	(2,619)	(8,907)	(101,053)
Provision (release) for loan losses	30,635	37,635	(10,754)	6,204	5,394	1,762	70,876
Balance at end of year	$63,709	$73,150	$2,434	$9,696	$6,797	$5,631	$161,417
Ending balance, loans individually evaluated for impairment (1)	$13,259	$20,450	$117	$3,996	$2,797	$2,771	$43,390
Ending balance, loans collectively evaluated for impairment	$50,450	$52,700	$2,317	$5,700	$4,000	$2,860	$118,027
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$86,180	$83,312	$557	$11,689	$13,200	$4,822	$199,760
Ending balance, loans collectively evaluated for impairment	6,410,604	2,592,373	189,939	361,891	154,560	230,855	9,940,222
Total recorded investment in loans	$6,496,784	$2,675,685	$190,496	$373,580	$167,760	$235,677	$10,139,982

(1)	Refer to Notes 1 and 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Year Ended December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$70,115	$110,853	$19,778	$5,321	$5,764	$10,990	$222,821
Loans charged-off	(32,742)	(108,814)	(11,282)	(2,009)	(6,586)	(9,594)	(171,027)
Recoveries on loans previously charged-off	4,280	3,162	291	61	337	1,114	9,245
Net charge-offs	(28,462)	(105,652)	(10,991)	(1,948)	(6,249)	(8,480)	(161,782)
Provision for loan losses	19,010	89,704	4,065	3,003	4,507	10,266	130,555
Balance at end of year	$60,663	$94,905	$12,852	$6,376	$4,022	$12,776	$191,594
Ending balance, loans individually evaluated for impairment (1)	$14,163	$38,905	$5,202	$976	$1,272	$9,426	$69,944
Ending balance, loans collectively evaluated for impairment	$46,500	$56,000	$7,650	$5,400	$2,750	$3,350	$121,650
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$108,527	$174,605	$21,879	$17,827	$11,603	$26,320	$360,761
Ending balance, loans collectively evaluated for impairment	5,215,247	2,511,841	265,123	279,402	169,555	206,632	8,647,800
Total recorded investment in loans	$5,323,774	$2,686,446	$287,002	$297,229	$181,158	$232,952	$9,008,561

(1)	Refer to Notes 1 and 4 for additional information regarding impaired loans.

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$7,277	$8,119	$1,452
Provision (release) for unfunded commitments	66	(842)	6,667
Balance at end of year	$7,343	$7,277	$8,119
Unfunded commitments, excluding covered assets, at year end (1)	$4,707,373	$4,448,177	$4,128,221

(1)
Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit. Covered assets are excluded as they are covered under a loss sharing agreement with the FDIC.

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

Covered Assets
(Amounts in thousands)

	December 31,
	2012				2011
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$6,044	$15,002	$—	$21,046	$10,489	$21,079	$—	$31,568
Commercial real estate loans	15,864	66,956	—	82,820	38,433	111,777	—	150,210
Residential mortgage loans	305	42,224	—	42,529	292	50,111	—	50,403
Consumer installment and other	87	4,320	299	4,706	281	5,518	324	6,123
Foreclosed real estate	—	—	24,395	24,395	—	—	30,342	30,342
Asset in lieu	—	—	11	11	—	—	—	—
Estimated loss reimbursement by the FDIC	—	—	18,709	18,709	—	—	38,161	38,161
Total covered assets	22,300	128,502	43,414	194,216	49,495	188,485	68,827	306,807
Allowance for covered loan losses	(10,510)	(13,501)	—	(24,011)	(14,727)	(11,212)	—	(25,939)
Net covered assets	$11,790	$115,001	$43,414	$170,205	$34,768	$177,273	$68,827	$280,868
Nonperforming covered loans (1)		$18,242				$19,894

(1)
Excludes purchased impaired loans which are accounted for on a pool basis based on common risk characteristics as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Because we are recognizing interest income on each pool of loans, all purchased impaired loans are considered to be performing.

At the date of purchase, all purchased loans and the related indemnification asset were recorded at fair value. On an ongoing basis, the accounting for purchased loans and the related indemnification asset follows applicable authoritative accounting guidance for purchased nonimpaired loans and purchased impaired loans. The amounts we ultimately realize on these loans and the related indemnification asset could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods compared to what is assumed in our current assessment of estimated cash flows. Our losses on loans and foreclosed real estate may be mitigated to the extent covered under the specific terms and provisions of our loss share agreement with the FDIC. The loss share agreement expires on September 30, 2014 for non-single family homes and September 30, 2019 for single family homes.

The allowance for covered loan losses is determined in a manner consistent with our policy for the originated loan portfolio.

The following table presents changes in the allowance for covered loan losses for the periods presented.

Allowance for Covered Loan Losses
(Amounts in thousands)

	Year Ended December 31,
	2012			2011			2010
	Purchased Impaired Loans	Purchased Non-impaired Loans	Total	Purchased Impaired Loans	Purchased Non-impaired Loans	Total	Purchased Impaired Loans	Purchased Non-impaired Loans	Total
Balance at beginning of year	$14,727	$11,212	$25,939	$8,601	$6,733	$15,334	$755	$2,009	$2,764
Loans charged-off	(905)	(139)	(1,044)	(264)	(70)	(334)	(20)	(6)	(26)
Recoveries on loans previously charged-off	418	120	538	454	86	540	14	2	16
Net (charge-offs) recoveries	(487)	(19)	(506)	190	16	206	(6)	(4)	(10)
(Release) provision for covered loan losses (1)	(3,730)	2,308	(1,422)	5,936	4,463	10,399	7,852	4,728	12,580
Balance at end of year	$10,510	$13,501	$24,011	$14,727	$11,212	$25,939	$8,601	$6,733	$15,334

(1)
Includes a provision for credit losses of $549,000, $2.3 million, and $2.5 million recorded in the Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010, respectively, representing our 20% non-reimbursable portion of losses under the loss share agreement.

Changes in the carrying amount and accretable yield for purchased impaired loans that evidenced deterioration at the acquisition date are set forth in the following table.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount
(Amounts in thousands)

	Year Ended December 31,
	2012		2011
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of year	$5,595	$49,495	$13,253	$71,258
Payments received	—	(16,173)	—	(13,260)
Charge-offs/disposals (1)	(2,391)	(12,036)	(2,555)	(12,957)
Reclassifications from nonaccretable difference, net	(438)	—	(649)	—
Accretion	(1,014)	1,014	(4,454)	4,454
Balance at end of year	$1,752	$22,300	$5,595	$49,495
Contractual amount outstanding at end of year		$30,865		$75,159

(1)	Includes transfers to covered foreclosed real estate.

7. PREMISES, FURNITURE, AND EQUIPMENT

Premises, Furniture, and Equipment
(Amounts in thousands)

	December 31,
	2012	2011
Land	$1,226	$1,226
Building	7,322	7,133
Leasehold improvements	37,317	32,343
Furniture and equipment	39,559	36,100
Software	13,722	12,284
Total cost	$99,146	$89,086
Accumulated depreciation	(59,638)	(50,453)
Net book value	$39,508	$38,633

Depreciation expense on premises, furniture, and equipment totaled $9.3 million in 2012, $8.8 million in 2011, and $7.9 million in 2010.

At December 31, 2012, we were obligated under certain non-cancellable operating leases for premises and equipment, which expire at various dates through the year 2023. Many of these leases contain renewal options, and certain leases provide a right of refusal to purchase the leased property during the lease term. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2012, have initial or remaining non-cancellable lease terms in excess of one year.

Operating Leases
(Amounts in thousands)

Total
Year Ended December 31,
2013	$11,883
2014	11,985
2015	12,239
2016	10,767
2017	10,095
2018 and thereafter	49,323
Total minimum lease payments	$106,292

	Year Ended December 31,
	2012	2011	2010
Rental expense charged to operations (1)	$12,128	$11,780	$12,293
Rental income from premises leased to others	$676	$676	$781

(1)	Including amounts paid under short-term cancellable leases.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Carrying Amount of Goodwill by Reporting Unit
(Amounts in thousands)

	Banking	Trust and Investments	Holding Company Activities	Consolidated
Balance at December 31, 2010	$81,755	$12,866	$—	$94,621
Tax benefit adjustment	—	(50)	—	(50)
Balance at December 31, 2011	81,755	12,816	—	94,571
Tax benefit adjustment	—	(50)	—	(50)
Balance at December 31, 2012	$81,755	$12,766	$—	$94,521

For our annual goodwill impairment test performed as of October 31, 2012, as permitted under current accounting guidance, we elected to not perform a qualitative assessment and instead chose to proceed with the quantitative two-step test. As a result of our step one analysis, we determined that the fair value of both the Banking and Trust and Investments reporting units exceeded their respective carrying amounts. As such, both of our reporting units with allocated goodwill "passed" step one of the goodwill impairment test, and no further analysis was required to support the conclusion that goodwill was not impaired as of October 31, 2012. The Banking reporting unit's fair value exceeded its carrying amount by approximately 15%, while the Trust and Investments reporting unit's fair value exceeded its carrying amount by approximately 135%.

The fair value of the reporting units as determined in our annual goodwill impairment test resulted in an implied control premium in excess of our market capitalization of approximately 11%. We believe this control premium is reasonable and supports the appropriate estimation of the reporting units' fair value as compared to our market capitalization.

There were no impairment charges for goodwill recorded in 2012, 2011, or 2010. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of October 31, 2012 that would indicate impairment of goodwill at December 31, 2012.

Goodwill decreased by $50,000 during 2012 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm and wholly-owned subsidiary of the Company.

We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 15 years.

We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During 2012, there were no events or circumstances to indicate there may be impairment of intangible assets, and no impairment charges for other intangible assets were recorded in 2012, 2011, or 2010.

Other Intangible Assets
(Amounts in thousands)

	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
	2012	2011	2012	2011	2012	2011
Core deposit intangible	$18,093	$18,093	$7,362	$5,079	$10,731	$13,014
Client relationships	5,059	4,900	2,962	2,561	2,097	2,339
Total	$23,152	$22,993	$10,324	$7,640	$12,828	$15,353

Additional Information - Other Intangible Assets
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Additions to other intangible assets:
Client relationships (1)	$159	$—	$—
Weighted average remaining life at year end (in years):
Core deposit intangible	4	5	6
Client relationships	7	8	8
Assembled workforce	—	—	1
Amortization expense	$2,684	$1,487	$1,645

(1)	The 2012 additions were in connection with the acquisition of various guardianship accounts.

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year Ended December 31,
2013	3,121
2014	3,211
2015	2,659
2016	2,365
2017	1,329
2018 and thereafter	143
Total	$12,828

9. DEPOSITS

Summary of Deposits
(Amounts in thousands)

	December 31,
	2012	2011
Noninterest-bearing deposits	$3,690,340	$3,244,307
Interest-bearing deposits	1,057,390	595,238
Savings deposits	310,188	210,138
Money market accounts	4,602,632	4,168,082
Time deposits less than $100,000	245,955	308,041
Time deposits of $100,000 or more (1)	2,267,129	1,867,048
Total deposits	$12,173,634	$10,392,854

(1)
Includes deposits which, to our knowledge, have been placed with the Bank by a person who acts as a broker in placing these deposits on behalf of others or are otherwise deemed to be "brokered" by bank regulatory rules and regulations such as deposits under the CDARS® deposit program ("brokered time deposits").

Maturities of Time Deposits of $100,000 or More (1)
(Amounts in thousands)

2012
Maturing within 3 months	$560,335
After 3 but within 6 months	597,881
After 6 but within 12 months	703,612
After 12 months	405,301
Total	$2,267,129

(1)	Includes brokered time deposits.

10. SHORT-TERM BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	December 31, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$5,000	4.96%	$156,000	0.33%
Other Information:
Unused overnight federal funds availability (1)	$385,000		$200,000
Borrowing capacity through the FRB discount window primary credit program (2)	$688,608		$1,074,687
Unused FHLB advances availability	$999,722		$261,490
Weighted average remaining maturity of FHLB advances at year end (in months)	5.8		1.8

(1)	Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

As a member of the FHLB Chicago, we have access to a borrowing capacity of $1.0 billion at December 31, 2012, of which $999.7 million is available subject to the availability of acceptable collateral to pledge. Qualifying residential, multi-family and commercial real estate loans as well as home equity lines of credit are held as collateral towards additional borrowing availability. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less and at December 31, 2012 are secured by residential mortgage-backed securities.

11. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

			December 31,
			2012	2011
Parent Company:
2.96% junior subordinated debentures due 2034		(1)(a)	$8,248	$8,248
2.02% junior subordinated debentures due 2035		(2)(a)	51,547	51,547
1.81% junior subordinated debentures due 2035		(3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068		(a)	143,760	143,760
7.125% subordinated debentures due 2042	(b)		125,000	—
Subtotal			369,793	244,793
Subsidiaries:
FHLB advances			10,000	15,000
3.82% subordinated debt facility due 2015	(4)(c)		120,000	120,000
Subtotal			130,000	135,000
Total long-term debt			$499,793	$379,793
Weighted average interest rate of FHLB long-term advances at year end			4.15%	4.42%
Weighted average remaining maturity of FHLB long-term advances at year end (in years)			4.4	4.1

(1)	Variable rate in effect at December 31, 2012, based on three-month LIBOR +2.65%.

(2)	Variable rate in effect at December 31, 2012, based on three-month LIBOR +1.71%.

(3)	Variable rate in effect at December 31, 2012, based on three-month LIBOR +1.50%.

(4)	Variable rate in effect at December 31, 2012, based on three-month LIBOR +3.50%.

(a)
Qualifies as Tier 1 capital for regulatory capital purposes under current guidelines. Tier 1 capital treatment is proposed to be phased out over a ten-year period under recently proposed capital rules that would revise and replace current regulatory capital requirements, however, the timing of adoption and implementation by the U.S. banking regulators is not known at this time. These instruments would continue to qualify as Tier 2 capital under the proposed capital rules.

(b)	Qualifies as Tier 2 capital for regulatory capital purposes.

(c)
For regulatory capital purposes, beginning in the third quarter 2010, 20% of the original balance outstanding is excluded each year from Tier 2 capital until maturity. As of December 31, 2012 and 2011, 40% and 60%, respectively, of the outstanding balance qualified as Tier 2 capital.

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

The Bank's subordinated debt facility due 2015 may be prepaid at any time prior to maturity without penalty and is subordinate to any future senior indebtedness.

On October 18, 2012, the Company issued $125.0 million of subordinated debentures in connection with the redemption of the preferred stock issued to the U.S. Treasury resulting in net proceeds (after deduction of underwriters' discounts and offering expenses) of $120.5 million. The Company may elect to redeem the debentures in whole or in part on or after October 30, 2017 at par. The debentures are subordinate to any future senior indebtedness.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year Ended December 31,
2014	$2,000
2015	123,000
2016	—
2017	—
2018 and thereafter	374,793
Total	$499,793

12. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of December 31, 2012, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company obligated mandatorily redeemable trust preferred securities ("Trust Preferred Securities") to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company ("Debentures"). The Debentures held by the trusts, which in aggregate total $244.8 million, are the sole assets of each respective trust. Our obligations under the Debentures and related documents, including the indentures, the declarations of trust and related Company guarantees, taken together, constitute a full and unconditional guarantee by the Company on a subordinated basis of distributions and redemption payments and liquidation payments on the Trust Preferred Securities. We have the right to redeem the Debentures held by PrivateBancorp Statutory Trust IV (the "Series IV Debentures") in whole or in part, on or after June 13, 2013, subject to certain considerations, at a redemption price of 100% of the principal amount of the Debentures being redeemed plus any accrued but unpaid interest to the redemption date. We may also have the right to redeem the Series IV Debentures prior to June 13, 2013, if recently proposed capital rules are adopted as proposed. Under the proposed rules, Tier 1 capital treatment for trust preferred securities is proposed to be phased out over a ten-year period. The timing of implementation of the proposed rules by the U.S. regulators is not known at this time. Any redemption of the Series IV Debentures would be subject to the terms of the related indenture and the replacement capital covenant described below and any required regulatory approval. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all of the other Debentures, in each case, at a redemption price of 100% of the principal amount of the Debentures being redeemed plus any accrued but unpaid interest to the redemption date. The repayment, redemption or repurchase of the Debentures would result in a corresponding repayment, redemption or repurchase of the related series of Trust Preferred Securities.

In connection with the issuance in 2008 of the Series IV Debentures, which rank junior to the other Debentures, we entered into a replacement capital covenant that relates to redemption of the Series IV Debentures and the related Trust Preferred Securities. Under the replacement capital covenant, as amended in October 2012, we committed, for the benefit of certain debt holders, that we would not repay, redeem or repurchase the Series IV Debentures or the related Trust Preferred Securities prior to June 2048 unless we have (1) obtained any required regulatory approval, and (2) raised certain amounts of qualifying equity or equity-like replacement capital at any time after October 10, 2012. The replacement capital covenant benefits holders of our "covered debt" as specified under the terms of the replacement capital covenant. Currently, under the replacement capital covenant, the "covered debt" is the Debentures held by PrivateBancorp Statutory Trust II. In the event that the Company's 7.125% subordinated debentures due 2042 are designated as or become the covered debt under the replacement capital covenant, the terms of such debentures provide that the Company is authorized to terminate the replacement capital covenant without any further action or payment. We may amend or terminate the replacement capital covenant in certain circumstances without the consent of the holders of the covered debt.

Under current accounting rules, the trusts qualify as variable interest entities for which we are not the primary beneficiary and therefore are ineligible for consolidation in our financial statements. The Debentures issued by us to the trusts are included in our Consolidated Statements of Financial Condition as "long-term debt" with the corresponding interest distributions recorded as interest expense. The common shares issued by the trusts are included in other assets in our Consolidated Statements of Financial Condition with the related dividend distributions recorded in other non-interest income.

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

	Issuance Date	Common Securities Issued	Trust Preferred Securities Issued (1)	Coupon Rate (2)	Earliest Redemption Date (on or after) (3)	Maturity	Principal Amount of Debentures (3)
							December 31,
							2012	2011
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.96%	Jun 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	2.02%	Sep 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.81%	Dec 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun 13, 2013	Jun. 2068	143,760	143,760
Total		$3,043	$241,750				$244,793	$244,793

(1)
The trust preferred securities accrue distributions at a rate equal to the interest rate on and have a maturity identical to that of the related Debentures. The trust preferred securities will be redeemed upon maturity or earlier redemption of the related Debentures.

(2)
Reflects the coupon rate in effect at December 31, 2012. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three-month LIBOR plus 2.65%. The coupon rates for the PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions for all of the Trusts are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years in the case of the Debentures held by Trust IV, and five years in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

(3)
The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The Debentures are redeemable in whole or in part prior to maturity at any time after the dates shown in the table and, in the case of Trust IV, earlier at our discretion if certain capital treatment or tax events occur. It is anticipated that the adoption of currently proposed capital rules would constitute a capital treatment event that would allow us to redeem the Trust IV preferred securities and related debentures prior to the date in the table if certain conditions are satisfied, including those set forth in the replacement capital covenant, as amended, to the extent then applicable. In addition, in any event, we may redeem only after we have obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

13. EQUITY

In January 2009, the U.S. Treasury purchased $243.8 million, or 243,815 shares, of the Company's Series B fixed rate cumulative perpetual preferred stock, with a liquidation preference of $1,000 per share and related ten-year warrant in the amount of 15% of the preferred stock investment. The warrant gave the U.S. Treasury the right to purchase 1,290,026 shares of the Company's common stock at $28.35 per share of which such shares were subsequently reduced by 50% to 645,013 shares in December 2009 as provided by the terms of the warrant due to the completion of two qualified equity offerings. The preferred stock was issued complying with the terms established by the Troubled Asset Relief Program ("TARP") Capital Purchase Program ("CPP"). Based on the program terms, the U.S. Treasury's investment consisted of senior preferred stock with a five percent dividend for each of the first five years of investment and nine percent thereafter, unless the shares were redeemed. The shares were callable by the Company at par after three years and could be repurchased at any time under certain circumstances. The terms also included restrictions on the repurchase of common stock and an increase in common stock dividends, which required the U.S. Treasury's consent, for a period of three years from the date of investment unless the preferred shares were redeemed in whole or the U.S. Treasury had transferred all of the preferred shares to a third party. The proceeds from issuance of the preferred stock were allocated to the preferred stock and to the warrant based on their relative fair values, which resulted in an initial book value of $236.3 million for the preferred stock and $7.6 million for the warrant. The resulting discount to the preferred stock was being accreted over five years through retained earnings. The preferred stock and the warrant qualified as Tier 1 regulatory capital.

On October 24, 2012, the Company repurchased all of the preferred stock held by the U.S. Treasury using net proceeds raised from a $75.0 million underwritten public offering of its common stock (4,761,905 shares with an offering price of $15.75 per share) and net proceeds from the $125.0 million subordinated debentures offering, together with existing cash resources.

In connection with the repurchase of the preferred stock, the Company accelerated the accretion of the remaining issuance discount on the preferred stock of $2.2 million. This resulted in a one-time, non-cash reduction in net income available to common shareholders and a decrease in basic and diluted earnings per share. On November 14, 2012, the Company repurchased the warrant issued to the U.S. Treasury in connection with the preferred stock investment at a mutually agreed upon price of $1.2 million, which was recorded as a reduction to additional paid-in capital in the Company's Consolidated Financial Statements. Following the settlement of the warrant, the U.S. Treasury has no remaining stake in the Company.

There were no public or private offerings of common stock during 2011 or 2010 other than common stock issued in connection with our share-based compensation plans. Refer to Note 16 for a detailed discussion of such plans.

Comprehensive Income

Components of Accumulated Other Comprehensive Income
(Amounts in thousands)

	Year Ended December 31,
	2012			2011			2010
	Unrealized Gain on Available-for-Sale Securities	Accumu-lated Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumu-lated Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities
Balance at beginning of year	$45,140	$1,557	$46,697	$20,078	$—	$20,078	$27,896
Increase in unrealized (losses) gains on securities	(4,185)	—	(4,185)	47,431	—	47,431	359
Increase on unrealized gains on cash flow hedges	—	9,945	9,945	—	3,156	3,156	—
Deferred tax liability on increase in unrealized losses (gains) and other accumulated other comprehensive income adjustments	1,455	(3,883)	(2,428)	(18,869)	(1,256)	(20,125)	(108)
Reclassification adjustment of net gains included in net income	(315)	(2,928)	(3,243)	(5,812)	(570)	(6,382)	(13,095)
Reclassification adjustment for tax expense on realized net gains	124	1,154	1,278	2,312	227	2,539	5,026
Balance at end of year	$42,219	$5,845	$48,064	$45,140	$1,557	$46,697	$20,078

14. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Basic earnings per common share
Net income attributable to controlling interests	$77,896	$44,370	$1,517
Preferred stock dividends and discount accretion	13,368	13,690	13,607
Net income (loss) available to common stockholders	64,528	30,680	(12,090)
Earnings allocated to participating stockholders (1)	1,145	363	62
Earnings allocated to common stockholders	$63,383	$30,317	$(12,152)
Weighted-average common shares outstanding	71,951	70,449	70,024
Basic earnings per common share	$0.88	$0.43	$(0.17)

Diluted earnings per common share
Earnings allocated to common stockholders (2)	$63,383	$30,315	$(12,152)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding	71,951	70,449	70,024
Dilutive effect of stock awards (3)	223	193	—
Weighted-average diluted common shares outstanding	72,174	70,642	70,024
Diluted earnings per common share	$0.88	$0.43	$(0.17)

(1)
Participating stockholders are those that hold unvested shares or units that contain nonforfeitable rights to dividends or dividend equivalents. Such shares or units are considered participating securities (i.e., the Company’s deferred stock units and nonvested restricted stock awards and restricted stock units).

(2)
Earnings allocated to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

(3)
The following table presents outstanding non-participating securities that were not included in the computation of diluted earnings per common share because their inclusion would have been antidilutive for the years presented.

	Year Ended December 31,
	2012	2011	2010
Stock options	3,646	3,525	3,384
Unvested stock/unit awards	33	195	1,247
Warrant related to the U.S. Treasury	—	645	645
Total antidilutive shares	3,679	4,365	5,276

15. INCOME TAXES

Components of Income Taxes
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Current tax provision:
Federal	$31,521	$19,529	$13,278
State	7,172	4,406	2,212
Total	38,693	23,935	15,490
Deferred tax provision (benefit):
Federal	11,668	4,437	(14,678)
State	4,160	(2,712)	(2,549)
Total	15,828	1,725	(17,227)
Total income tax provision (benefit)	$54,521	$25,660	$(1,737)

Tax expense amounts of $2.6 million and $3.6 million in 2011 and 2010, respectively, are not included in the totals above and relate to a "shortfall" in tax benefits due to stock price valuation on the exercise and expiration of stock options and vesting of restricted stock. In accordance with applicable accounting guidance, such "shortfall" amounts were charged to stockholders' equity because there was a sufficient level of "excess" tax benefits accumulated from prior years. Such accumulated "excess" tax benefits were reduced to $0 in 2011, which resulted in additional "shortfall" amounts of $2.5 million and $645,000 for 2012 and 2011, respectively, being charged to income tax expense and included in the totals above.

Reconciliation of Income Tax Provision to Statutory Federal Rate
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Income tax provision at statutory federal income tax rate	$46,346	$24,570	$22
Increase (decrease) in taxes resulting from:
Tax exempt interest	$(1,956)	$(1,925)	$(2,338)
Meals, entertainment and related expenses	483	547	564
Bank owned life insurance	(542)	(545)	(610)
Investment credits	(314)	(320)	(351)
Non-deductible compensation	1,880	1,929	1,070
State income taxes	6,039	3,480	(219)
Tax audit settlements	—	—	518
Share-based compensation charges	2,468	645	—
Deferred tax asset adjustments	1,136	(2,289)	(304)
Other	(1,019)	(432)	(89)
Total income tax provision (benefit)	$54,521	$25,660	$(1,737)

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded.

Deferred Tax Assets and Liabilities
(Amounts in thousands)

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$76,269	$89,399
Share-based payment expenses	14,003	13,136
Deferred compensation	4,065	9,693
Loan fees	18,979	19,161
OREO write-downs and expenses	13,600	4,909
Nonaccrual interest income	2,741	5,888
Covered assets – loans and OREO	4,877	17,167
Other	4,247	3,770
Total deferred tax assets	138,781	163,123
Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(27,058)	(29,297)
Intangible assets and acquisition adjustments	(6,689)	(6,730)
Loan costs	(1,720)	(1,676)
Premises and equipment	(2,656)	(2,543)
Covered assets – FDIC loss share receivable	(7,376)	(15,175)
Other	(3,944)	(1,381)
Total deferred tax liabilities	(49,443)	(56,802)
Net deferred tax assets	$89,338	$106,321

Deferred Tax Assets

At December 31, 2012, we have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that we were not in a cumulative book loss position for financial statement purposes at December 31, 2012, measured on a trailing three-year basis. In addition, we considered our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

Taxable income in prior years and reversing deferred taxable income amounts provide sources from which deferred tax assets may be absorbed. Most significantly, however, we have relied on our expectation of generating pre-tax earnings in future periods, which should give rise to taxable income levels, exclusive of reversing temporary differences, that more likely than not will be sufficient to absorb the deferred tax assets.

Liabilities Associated with Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Roll Forward of Unrecognized Tax Benefits
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$499	$783	$876
Additions for tax positions related to current year	—	—	86
Additions for tax positions related to prior years	77	12	848
Reductions for tax positions related to prior years	(380)	(42)	—
Reductions for lapse of statute of limitations	(17)	(254)	(250)
Reductions for settlements with tax authorities	—	—	(777)
Balance at end of year	$179	$499	$783
Interest and penalties, net of tax effect, recognized in income tax (benefit) expense during the year	$(31)	$(25)	$23
Interest and penalties, net of tax effect, accrued at year end (1)	$27	$57	$82

(1)	Not included in the unrecognized tax benefits roll forward presented above.

As of December 31, 2012 and 2011, we had unrecognized tax benefits relating to uncertain tax positions that, if recognized, would favorably impact the effective tax rate by $130,000 and $454,000, respectively. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not anticipate this change will have a material impact on the results of operations or the financial position of the Company.

We file a U.S. federal income tax return and state income tax returns in various states. We are no longer subject to examinations by U.S. federal tax authorities for 2007 and prior years. We are also no longer subject to examinations by certain state departments of revenue for 2005 and prior years.

16. SHARE-BASED COMPENSATION AND OTHER BENEFITS

Share-Based Plans

At December 31, 2012, the Company had one active share-based compensation plan, the 2011 Incentive Compensation Plan (the "2011 Plan") which was approved by the Company's stockholders in May 2011. The 2011 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, equity-based performance stock and units, stock awards and other cash and share-based incentives to employees, including officers and non-employee directors of the Company and its subsidiaries. At December 31, 2012, 3.5 million shares are available for future grant under the 2011 Plan of which no more than 1.8 million remain available for issuance as restricted stock or units. The Company has three other inactive share-based compensation plans for which no shares remain available for grant, but have unvested or unexercised awards outstanding at December 31, 2012. The Company issues new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. At December 31, 2012, the Company believes there are adequate authorized shares to satisfy anticipated award issuances in 2013.

Financial Statement Impact

The Company recognizes share-based compensation expense based on the estimated fair value of the award at the date of grant and the expense is recorded on a straight-line basis over the vesting period of the grant. Share-based compensation costs are adjusted for the estimated potential forfeiture of awards with changes in estimated forfeitures to be recognized in the period of change. Share-based compensation costs are recorded as a component of salaries and employee benefits in the Consolidated Statements of Income.

Effect of Recognizing Share-based Compensation Expense
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Recognized share-based compensation expense:
Stock option expense	$7,620	$6,717	$7,815
Restricted stock and unit expense (including salary stock)	13,035	9,039	9,287
Total share-based compensation expense	20,655	15,756	17,102
Income tax benefit	(6,755)	(5,289)	(5,863)
Share-based compensation expense, net of tax	$13,900	$10,467	$11,239
Unrecognized share-based compensation expense:
Stock options	$4,302	$8,022	$12,037
Weighted-average amortization period remaining (in years)	1.8	1.4	1.9
Restricted stock and unit expense	$9,942	$11,745	$15,114
Weighted-average amortization period remaining (in years)	1.9	1.5	1.9

Stock Options

Stock option awards have an exercise price equal to the closing price of the Company's common stock on the date the awards are granted. Stock options granted to date generally vest ratably over three to five years based on continuous service and have a 10-year term. The following table summarizes stock option activity for the years ended December 31, 2012, 2011 and 2010.

Stock Option Transactions
(Amounts in thousands, except per share data)

	Options	Weighted-Average		Aggregate Intrinsic Value (2)
		Exercise Price	Remaining Contractual Life (1)
2010
Outstanding at beginning of year	5,251	$29.01
Granted (3)	79	12.90
Exercised	(42)	4.77
Forfeited (4)	(1,580)	29.57
Expired	(349)	29.83
Outstanding at end of year	3,359	$28.59	6.8	$1,103
Exercisable at end of year	1,921	$29.12	6.4	$758
2011
Outstanding at beginning of year	3,359	$28.59
Granted (3)	670	14.80
Exercised	(22)	5.56
Forfeited	(192)	25.05
Expired	(188)	32.94
Outstanding at end of year	3,627	$26.15	6.1	$311
Exercisable at end of year	2,190	$28.58	5.1	$236
2012
Outstanding at beginning of year	3,627	$26.15
Granted (3)	646	14.43
Exercised	(95)	9.59
Forfeited	(63)	24.27
Expired	(261)	29.80
Outstanding at end of year	3,854	$24.38	6.1	$1,381
Exercisable at end of year	2,808	$28.05	5.1	$541
Ending vested and expected to vest	3,791	$24.55	6.0	$1,326

(1)	Represents the average contractual life remaining in years.

(2)
Aggregate intrinsic value represents the total pretax intrinsic value of the "in-the-money" stock options, (i.e., the difference between our closing stock price on the last trading day of the respective year and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the respective year. This amount will fluctuate with changes in the fair value of our common stock.

(3)
As a percentage of total stock options granted, 6% in 2012 and 10% in 2011 were granted to the Company’s named executive officers ("NEOs"), as will be reported in its 2013 Proxy Statement. No stock options were granted to the NEOs in 2010.

(4)
Includes 1.4 million stock options surrendered in connection with the 2010 award modifications as more fully discussed in the "Share-Based Compensation Modification" section presented further in this Note.

Summary of Stock Options Outstanding and Exercisable
(Number of shares in thousands)

	Outstanding Options			Exercisable Options
Range of Exercise Price	Shares	Weighted-Average		Shares	Weighted- Average Exercise Price
		Remaining Contractual Life (1)	Exercise Price
$6.92 - $14.91	807	8.7	$13.84	144	$12.04
$14.92 - $24.63	638	7.9	15.21	255	15.45
$24.64 - $29.94	1,210	4.8	26.38	1,210	26.38
$29.95 - $46.51	1,199	4.6	34.34	1,199	34.34
Total	3,854	6.1	$24.38	2,808	$28.05

(1)	Represents the weighted average contractual life remaining in years.

Stock Option Valuation Assumptions - In accordance with current accounting guidance, we estimate the fair value of stock options at the date of grant using a binomial option-pricing model that utilizes the assumptions outlined in the following table.

Stock Option Valuation Assumptions

	Year Ended December 31,
	2012	2011	2010
Expected life of the option (in years)	4.6 - 5.6	4.5 - 5.5	5.5 - 6.5
Expected stock volatility	44.7 - 49.8%	45.5 - 52.3%	47.5 - 49.3%
Risk-free interest rate	1.6 - 2.4%	1.9 - 3.7%	2.5 - 4.2%
Expected dividend yield	0.2 - 0.3%	0.3 - 0.6%	0.3 - 0.4%
Weighted-average fair value of options at their grant date	$6.52	$6.80	$6.29

Expected life is based on historical exercise and termination behavior. Expected stock price volatility is based on historical volatility of our common stock combined with the implied volatility on the exchange-traded stock options that are derived from the value of our common stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the option. The expected dividend yield represents the most recent annual dividend yield as of the date of grant. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to reflect updated information.

Other Stock Option Information
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Total intrinsic value of stock options exercised	$511	$164	$321
Cash received from stock options exercised	$312	$126	$201
Income tax benefit realized from stock options exercised (1)	$199	$47	$76

(1)	Amount may be more or less than deferred tax benefit recorded during vesting period.

Restricted Stock and Restricted Unit Awards

We also issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to voting rights and generally receive similar dividend payments as stockholders. The transfer restrictions generally lapse over a three to five year period and are contingent upon continued employment. We also issue restricted stock units which settle in common stock when restrictions lapse which generally coincides with the vest date for most awards, however certain awards have a delayed settlement date. These units are issued on similar terms as restricted common stock (with the exception of non-employee directors whose restrictions lapse in equal monthly installments over a one-year period) and have no voting rights. Restricted share and unit awards are awarded at no cost to the recipient upon grant. The fair value of restricted stock and units is based on our closing stock price on the date of grant and is recognized as compensation expense over the vesting period. The following table summarizes our restricted stock and unit activity for the years ended December 31, 2012, 2011 and 2010.

Restricted Stock and Unit Award Transactions (1)
((Number of shares/units in thousands)

	Year Ended December 31,
	2012		2011		2010
	Number of Shares/ Units	Weighted-Average Grant Date Fair Value	Number of Shares/ Units	Weighted-Average Grant Date Fair Value	Number of Shares/ Units	Weighted-Average Grant Date Fair Value
Nonvested restricted stock and unit awards at beginning of year	1,060	$20.84	1,086	$26.16	1,543	$21.62
Granted (2) (3)	841	14.56	574	14.36	231	13.80
Vested	(733)	23.37	(463)	25.08	(513)	28.40
Forfeited	(54)	18.81	(137)	25.40	(175)	32.19
Nonvested restricted stock and unit awards at end of year	1,114	$14.54	1,060	$20.84	1,086	$26.16
Vested, but not issued at end of year (4)	110	$16.89	79	$17.85	88	$16.10

(1)	Includes salary stock awards as further discussed below.

(2)
As a percentage of total restricted stock and unit awards granted, 20% in 2012, 19% in 2011, and 3% in 2010 were granted to the Company’s NEOs, as will be reported in its 2013 Proxy Statement. Excluding the stock awards granted as salary stock as part of certain NEOs’ fixed compensation, 15%, 10%, and 0% of the total restricted stock and unit awards were granted to the NEOs in 2012, 2011, and 2010, respectively.

(3)	Does not include 937,182 awards modified in January 2010 of which 206,250 awards were granted to NEOs. Refer to "Share-Based Compensation Award Modifications" in this footnote for further details.

(4)	Represents restricted stock units with a delayed settlement date.

In connection with compensation restrictions under the TARP CPP, beginning in 2010 through 2012, the Company paid a portion of the base salary of certain executives in shares of the Company's common stock ("salary stock"). In October 2012, the Company redeemed all of the preferred stock held by the U.S. Treasury under the TARP CPP and as a result of the redemption; the final payment of salary stock was made on December 31, 2012. The salary stock was fully vested upon issuance, had all of the rights of a stockholder, including the right to vote and receive dividends but was restricted from sale or transfer for a period of 24 to 36 months after issuance, except in the event of death or disability. The related expense is included in compensation expense on the Consolidated Statements of Income.

Salary Stock Issued
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Amount of salary granted as stock awards, net of tax withholding	$775	$606	$88
Number of shares of salary stock issued	50	54	7
Weighted-average issuance price	$15.51	$11.26	$12.48

Other Restricted Stock and Unit Award Information
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Total fair value of vested/released restricted stock and units	$10,674	$5,536	$6,757
Current income tax benefit realized from vesting/release of restricted stock and unit awards (1)	$2,919	$1,700	$2,067

(1)	In each year, the amount of such current tax benefit was less than the deferred tax benefit recorded during the vesting period, with such difference charged to equity or income tax expense.

Liability Awards

The Company had no liability awards during 2012. During 2011 we settled the share-based awards associated with the issuance of certain contractual "put" rights related to the minority interest owned by the principals of Lodestar. These awards were settled in cash and accordingly were accounted as liability awards under current accounting guidance. Unlike equity awards, liability awards are re-measured at fair value at each reporting date until settlement, with the change in value recognized in current period expense. The charge to expense was $197,000 and $399,000 for 2011 and 2010, respectively. The awards were settled for $3.6 million.

Share-Based Compensation Award Modifications

The Company had no material modifications of share-based awards during 2012.

In December, 2011, the Compensation Committee of the Board of Directors approved changes to the vesting schedules of certain equity awards previously granted to two executives of the Company to ensure that the vesting of such awards would comply with restrictions on incentive compensation applicable to certain of the most highly compensated employees of companies that received funding under the TARP CPP. While neither of these two executives were subject to the restrictions when the equity awards were granted in early 2011, the changes were made in anticipation that they would be subject to such restrictions for 2012.

The amended awards included 28,506 shares of restricted stock and nonqualified stock options to purchase, at $14.99 per share, 47,650 shares of the Company’s common stock which were awarded to the two executives as part of the Company’s 2010 annual incentive bonus program and the 2011 long-term incentive program. Both the options and restricted shares were scheduled to vest in three equal annual installments beginning on the first anniversary of their respective grant dates.

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

In 2010 the Compensation Committee and the Board of Directors approved amendments to certain previously-granted performance share awards to modify the vesting provisions to provide for time vesting of the awards rather than performance vesting based on certain stock price appreciation targets established in 2007. The performance shares were awarded in late-2007 and 2008 in connection with the recruitment and retention of key employees. Except for the change in vesting conditions, the amendments did not change the number of shares, the vesting schedule, continued service requirements or any other terms or conditions set forth in the original awards.

A total of 127 employees’ awards were modified. At the time of such modification, the incremental cost of this change was $9.9 million that would be recognized from 2010 through 2012. For the years ended December 31, 2012, 2011 and 2010, respectively, we recognized $2.8 million, $2.8 million, and $3.0 million, respectively, net of forfeitures in share-based compensation expense in connection with the modification of these awards.

Savings and Retirement Plan

The Company has a defined contribution retirement plan, The PrivateBancorp, Inc. Savings, Retirement and Employee Stock Ownership Plan (the "KSOP"), which allows employees, at their option, to make contributions up to 75% of compensation on a pre-tax basis and/or after-tax basis through salary deferrals under Section 401(k) of the Internal Revenue Code. At the employees’ direction, employee contributions are invested among a variety of investment alternatives. For employees who have met a 1 year service requirement and make voluntary contributions to the KSOP, we contribute an amount equal to $0.50 for each dollar contributed up to 6% of an employee’s compensation (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). The Company’s matching contribution vests in increments of 20% annually for each year in which 1,000 hours are worked. The KSOP also allows for a discretionary company contribution. Although no such contribution was made for 2012, 2011 or 2010, the discretionary component vests in increments of 20% annually over a period of 5 years based on the employee’s years of service.

KSOP Plan Information
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Company matching contribution	$2,164	$1,931	$1,785
Number of Company shares held in KSOP	411	479	465
Fair value of Company shares held by KSOP	$6,298	$5,261	$6,681
Dividends received	$17	$20	$18

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan (the "Plan") which allows eligible participants to defer the receipt of cash compensation or non-employee director fees otherwise payable to them. The purpose of the Plan is to further our ability to attract and retain high quality executives and non-employee directors. Employees who participate in the Plan may elect to defer up to 50% of annual base salary and 100% of annual bonus amounts and directors may elect to defer up to 100% of his or her annual director’s fees. Participants elect at the time amounts are deferred whether such deferral amounts will be credited with "earnings" as if they were invested in either a fixed income account with interest credited based on our prime rate (not to exceed 120% of the applicable federal long-term rate) on the cash value of the funds deposited, or in deferred stock units ("DSUs") in Company stock with earnings credited in the form of dividends equivalent to that paid to our common stockholders. Except for an "earnings" credit on the deferred amounts, we do not provide any contributions or credits to participants under the Plan. At December 31, 2012 and 2011, there were 124,952 and 128,026 DSUs, respectively, in the Plan. At the time of distribution, amounts credited in DSUs are paid in shares of our common stock while amounts credited in the fixed income account are paid in cash. All elections and payments under the Plan are subject to compliance with requirements of Section 409A of the Internal Revenue Code which may limit elections and require delay in payment of benefits in certain circumstances.

17. REGULATORY AND CAPITAL MATTERS

The Company and the Bank are subject to various regulatory requirements that impose requirements or restrictions on cash reserves, loans or advances, and dividends. The Bank is required to maintain reserves against deposits. Reserves are held either in the form of vault cash or non-interest-bearing balances maintained with the FRB and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances required to be maintained at the FRB were $92.8 million and $50.7 million at December 31, 2012 and 2011, respectively.

Under current FRB regulations, the Bank is limited in the amount it may loan or advance to the Company. Loans or advances to a single subsidiary may not exceed 10% of the Bank's capital stock and surplus (as defined) and loans to all subsidiaries may not exceed 20%. Loans from the Bank to the Company are also required to meet certain collateral requirements.

Various state banking regulations limit the amount of dividends that may be paid to the Company by the Bank and the payment of such dividends is contingent upon a number of factors including the Bank’s ability to meet applicable regulatory capital requirements, the strength of the Bank’s balance sheet, the Bank’s profitability and earnings and the Bank's ability to satisfy its obligations and support any projected growth. No dividends were paid by the Bank to the Company during 2012 or 2011. As of December 31, 2012, the Bank had the capacity under banking regulation to pay dividends of $280.9 million, subject to the Company’s internal capital policy.

Under applicable regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements adopted and administered by the federal banking agencies. These guidelines specify minimum capital ratios calculated in accordance with the definitions in the guidelines, including the leverage ratio which is Tier 1 capital as a percentage of adjusted average assets, ratios relating to Tier 1 capital and total capital each of which is measured as a percentage of risk-weighted assets and off-balance sheet items, such as commitments to extend credit, that have been weighted according to broad risk categories. These ratios are shown in the table below.

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

As of December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2012, the most recent regulatory notification classified the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification for this purpose. Failure to meet minimum capital requirements could result in certain mandatory, and possible discretionary, actions by regulators which, if undertaken, could have a material effect on our consolidated financial statements.

The following table presents information about our capital measures and the related regulatory capital guidelines.

Capital Measurements
(Amounts in thousands, except for ratios)

	Actual		FRB Guidelines for Minimum Regulatory Capital		Regulatory Minimum For "Well Capitalized" under FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2012
Total risk-based capital:
Consolidated	$1,624,708	13.13%	$990,029	8.00%	n/a	n/a
The PrivateBank	1,518,609	12.30	n/a	n/a	$1,234,287	10.00%
Tier 1 risk-based capital:
Consolidated	1,296,545	10.48	495,015	4.00	n/a	n/a
The PrivateBank	1,315,848	10.66	n/a	n/a	740,572	6.00
Tier 1 leverage:
Consolidated	1,296,545	9.50	545,657	4.00	n/a	n/a
The PrivateBank	1,315,848	9.67	n/a	n/a	680,483	5.00
As of December 31, 2011
Total risk-based capital:
Consolidated	$1,597,863	14.28%	$895,304	8.00%	n/a	n/a
The PrivateBank	1,413,862	12.66	n/a	n/a	$1,116,649	10.00%
Tier 1 risk-based capital:
Consolidated	1,384,924	12.38	447,652	4.00	n/a	n/a
The PrivateBank	1,201,229	10.76	n/a	n/a	669,989	6.00
Tier 1 leverage:
Consolidated	1,384,924	11.33	488,851	4.00	n/a	n/a
The PrivateBank	1,201,229	9.85	n/a	n/a	609,736	5.00

n/a	Not applicable.

18. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce interest rate risk, as it relates to mortgage loan commitments and planned sales of loans, and foreign currency volatility. We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the above-mentioned end-user and client-related derivatives were designated as hedging instruments at December 31, 2012 and 2011.

We also use interest rate derivatives to hedge variability in forecasted interest cash flows in our loan portfolio which is comprised primarily of floating rate loans. These derivatives are designated as cash flow hedges.

Derivatives expose us to counterparty credit risk. Credit risk is managed through our standard underwriting process. Actual exposures are monitored against various types of credit limits established to contain risk within parameters. Additionally, credit risk is managed through the use of collateral and netting agreements.

Composition of Derivative Instruments and Fair Value
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value
Derivatives designated as hedging instruments (2):
Interest rate contracts	$350,000	$8,883	$200,000	$2,586	$50,000	$163	$—	$—
Netting adjustments (3)		(163)		—		(163)		—
Total		$8,720		$2,586		$—		$—
Derivatives not designated as hedging instruments:
Capital markets group derivatives (4):
Interest rate contracts	$3,666,560	$93,449	$2,985,774	$104,482	$3,666,560	$96,519	$2,985,774	$107,612
Foreign exchange contracts	120,073	2,910	101,401	5,203	120,073	2,454	101,401	4,517
Credit contracts (1)	99,770	32	43,218	12	124,980	42	94,921	32
Subtotal		96,391		109,697		99,015		112,161
Netting adjustments (3)		(5,986)		(8,021)		(5,986)		(8,021)
Total		$90,405		$101,676		$93,029		$104,140
Other derivatives (2):
Foreign exchange contracts	$560	$5	$8,217	$196	$16,290	$119	$3,883	$26
Mortgage banking derivatives		131		563		128		683
Subtotal		136		759		247		709
Total derivatives not designated as hedging instruments		90,541		102,435		93,276		104,849
Grand total derivatives		$99,261		$105,021		$93,276		$104,849

(1)	The remaining average notional amounts are shown for credit contracts.

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

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All requirements were met at December 31, 2012. Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features
(Amounts in thousands)

	December 31,
	2012	2011
Fair value of derivatives with credit contingency features in a net liability position	$54,622	$56,586
Collateral posted for those transactions in a net liability position	$58,210	$56,082
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$669	$321
Outstanding derivative instruments that would be immediately settled	$50,687	$48,677

Derivatives Designated in Hedge Relationships

The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash flow hedges – In the third quarter 2011, we began a cash flow hedging program by entering into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loans to fixed rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the Consolidated Statements of Income. During the year ended December 31, 2012, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of December 31, 2012, the maximum length of time over which forecasted interest cash flows are hedged is seven years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income
Related to Interest Rate Swaps Designated as Cash Flow Hedge
(Amounts in thousands)

	Year Ended December 31,
	2012		2011
	Pre-tax	After-tax	Pre-tax	After-tax
Accumulated unrealized gain at beginning of year	$2,586	$1,557	$—	$—
Amount of gain recognized in AOCI (effective portion)	9,945	6,062	3,156	1,900
Amount reclassified from AOCI to interest income on loans	(2,928)	(1,774)	(570)	(343)
Accumulated unrealized gain at end of year	$9,603	$5,845	$2,586	$1,557

As of December 31, 2012, $4.3 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2012. During the year ended December 31, 2012, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur.

Derivatives Not Designated in Hedge Relationships

End-User Derivatives – We enter into derivatives that include commitments to fund residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans when we enter into customer interest rate lock commitments. This practice allows us to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At December 31, 2012, the par value of our mortgage loans held-for-sale totaled $39.2 million, the notional value of our interest rate lock commitments totaled $119.1 million, and the notional value of our forward commitments for the future delivery of residential mortgage loans totaled $158.3 million.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than U.S. dollars. As of December 31, 2012, our exposure was to the Euro, Canadian dollar, and British pound sterling on $16.5 million of loans. We manage this risk by using currency forward derivatives.

Client-Related Derivatives – We offer, through our capital markets group, over-the-counter interest rate and foreign exchange derivatives to our clients, including but not limited to, interest rate swaps, options on interest rate swaps, interest rate options (also referred to as caps, floors, collars, etc.), foreign exchange forwards, and options as well as cash products such as foreign exchange spot transactions. When our clients enter into an interest rate or foreign exchange derivative transaction with us, we mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties. Although the off-setting nature of transactions originated by our capital markets group limits our market risk exposure, they do expose us to other risks including counterparty credit, settlement, and operational risk.

To accommodate our loan clients, we occasionally enter into risk participation agreements ("RPA") with counterparty banks to either accept or transfer a portion of the credit risk related to their interest rate derivatives or transfer a portion of the credit risk related to our interest rate derivatives. This allows clients to execute an interest rate derivative with one bank while allowing for distribution of the credit risk among participating members. We have entered into written RPAs in which we accept a portion of the credit risk associated with an interest rate derivative of another bank's loan client in exchange for a fee. We manage this credit risk through our loan underwriting process, and when appropriate, the RPA is backed by collateral provided by our clients under their loan agreement.

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

Risk Participation Agreements
(Dollars in thousands)

	December 31,
	2012	2011
Fair value of written RPAs	$(42)	$(32)
Range of remaining terms to maturity (in years)	Less than 1 to 4	Less than 1 to 4
Range of assigned internal risk ratings	2 to 4	3 to 4
Maximum potential amount of future undiscounted payments	$4,219	$3,075
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	64%	55%

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Gain on derivatives recognized in capital markets products income:
Interest rate contracts	$19,613	$13,232	$9,794
Foreign exchange contracts	6,024	5,719	4,301
Credit contracts	321	390	191
Total capital markets group derivatives	25,958	19,341	14,286
(Loss) gain on other derivatives recognized in other income:
Foreign exchange derivatives	(336)	141	32
Mortgage banking derivatives	123	(57)	(171)
Total other derivatives	(213)	84	(139)
Total derivatives not designated in hedging relationship	$25,745	$19,425	$14,147

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	December 31,
	2012	2011
Commitments to extend credit:
Home equity lines	$152,726	$159,072
Residential 1-4 family construction	22,682	34,167
Commercial real estate, other construction, and land development	573,252	539,667
Commercial and industrial	3,450,491	3,197,347
All other commitments	199,338	176,916
Total commitments to extend credit	$4,398,489	$4,107,169
Letters of credit:
Financial standby	$304,413	$341,502
Performance standby	23,754	26,212
Commercial letters of credit	3,751	2,127
Total letters of credit	$331,918	$369,841

(1)	Includes covered asset commitments of $23.0 million and $28.8 million as of December 31, 2012 and 2011, respectively.

Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of commitments with an initial term extending beyond one year require regulatory capital support, while commitments of less than one year do not. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers.

As of December 31, 2012, we had a reserve for unfunded commitments of $7.3 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors including: the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $1.1 million as of December 31, 2012. We amortize these amounts into income over the commitment period. As of December 31, 2012, standby letters of credit had a remaining weighted-average term of approximately 14 months, with remaining actual lives ranging from less than 1 year to 20 years.

Other Commitments

The Company has unfunded commitments to CRA investments as well as commitments to provide contributions to other investment partnerships totaling $5.8 million at December 31, 2012. Of these commitments, $1.5 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the Consolidated Statements of Financial Condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party vendor to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $3.8 million at December 31, 2012.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of December 31, 2012, we have not recorded any contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. The losses for the year ended December 31, 2012 arising from limited recourse provisions were not material, and we recorded no losses for the year ended December 31, 2011. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

Legal Proceedings

As of December 31, 2012, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Mortgage Loans Held-for-Sale – Mortgage loans held-for-sale represent residential mortgage loan originations intended to be sold in the secondary market. We have elected the fair value option for residential mortgage loans originated with the intention of selling to a third party. The election of the fair value option aligns the accounting for these loans with the related mortgage banking derivatives used to economically hedge them. These mortgage loans are measured at fair value as of each reporting date, with changes in fair value recognized through mortgage banking non-interest income. The fair value of mortgage loans held-for-sale is determined based on prices obtained for loans with similar characteristics from third party sources. On a quarterly basis, the Company validates the overall reasonableness of the fair values obtained from third party sources by comparing prices obtained to prices received from various other pricing sources, and reviewing the reasonableness of prices based on Company knowledge of market liquidity and other market-related conditions. Mortgage loans held-for-sale are classified in level 2 of the valuation hierarchy.

Collateral-Dependent Impaired Loans – We do not record loans held for investment at fair value on a recurring basis. However, periodically, we record nonrecurring adjustments to reduce the carrying value of certain impaired loans based on fair value measurement. This population of impaired loans includes those for which repayment of the loan is expected to be provided solely by the underlying collateral. We measure the fair value of collateral-dependent impaired loans based on the fair value of the collateral securing these loans less estimated selling costs. A majority of collateral-dependent impaired loans are secured by real estate with the fair value generally determined based upon appraisals performed by a certified or licensed appraiser using a combination of valuation techniques such as sales comparison, income capitalization and cost approach and include inputs such as absorption rates, capitalization rates and comparables. We also consider other factors or recent developments that could result in adjustments to the collateral value estimates indicated in the appraisals. Accordingly, fair value estimates for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy. The carrying value of all impaired loans and the related specific reserve are disclosed in Note 4.

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one year old, a new appraisal is obtained on the underlying collateral. The Company generally obtains "as is" appraisal values for use in the evaluation of collateral-dependent impaired loans. Appraisals for loans in excess of $500,000 are updated with a new independent appraisal at least annually and are formally reviewed by our internal appraisal department upon receipt of a new appraisal as well as at the six-month interval between the independent appraisals. All impaired loans and their related reserves are reviewed and updated each quarter. If during the course of the six-month review period there is evidence supporting a meaningful decline in the value of the collateral, the appraised value is either internally adjusted downward or a new appraisal is required to support the value of the impaired loan. As part of our internal review process, we consider other factors or recent developments that could adjust the valuations indicated in the appraisals or internal reviews. The Company’s internal appraisal review process validates the reasonableness of appraisals in conjunction with analyzing sales and market data from an array of market sources.

Covered Asset OREO and OREO – Covered asset OREO and OREO generated from our originated book of business are valued on a nonrecurring basis using third-party appraisals of each property and our judgment of other relevant market conditions and are classified in level 3 of the valuation hierarchy. As part of our internal review process, we consider other factors or recent developments that could adjust the valuations indicated in the appraisals or internal reviews. Updated appraisals on both OREO portfolios are typically obtained every twelve months and evaluated internally at least every six months. In addition, both property-specific and market-specific factors as well as collateral type factors are taken into consideration, which may result in obtaining more frequent appraisal updates or internal assessments. Appraisals are conducted by third-party independent appraisers under internal direction and engagement using a combination of valuation techniques such as sales comparison, income capitalization and cost approach and include inputs such as absorption rates, capitalization rate and comparables. Any appraisal with a value in excess of $250,000 is subject to a compliance review. Appraisals received with a value in excess of $1.0 million are subject to a technical review. Appraisals are either reviewed internally by our appraisal department or sent to an outside technical firm if appropriate. Both levels of review involve a scope appropriate for the complexity and risk associated with the OREO. To validate the reasonableness of the appraisals obtained, the Company compares the appraised value to the actual sales price of properties sold and analyzes the reasons why a property may be sold for less than its appraised value.

Capital Market Derivative Assets and Derivative Liabilities – Client-related derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. For derivative counterparties with which we have a master netting agreement, we elect to measure nonperformance risk on the basis of our net exposure to the counterparty. The fair value of client-related derivative assets and liabilities is determined based on prices obtained from third party advisors using standardized industry models. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of client-related derivative assets and liabilities are primarily based on observable inputs and are generally classified in level 2 of the valuation hierarchy. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third party advisors, including evaluating inputs and methodologies used by the third party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company's knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from third party advisors based on our validation procedures, we have not altered the fair values ultimately provided by the third party advisors.

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

Other Assets and Other Liabilities – Included in other assets and other liabilities are cash flow hedges designated in a hedging relationship and other end-user derivative instruments that we use to manage our foreign exchange and interest rate risk. Those derivative instruments with a positive fair value are reported as assets and those with a negative fair value are reported as liabilities. For derivative counterparties with which we have a master netting agreement, we elect to measure nonperformance risk on the basis of our net exposure to the counterparty. The fair value is determined based on prices obtained from third party advisors. The cash flow hedge derivatives and derivatives used to manage foreign currency exchange and interest rate risk are classified in level 2 of the valuation hierarchy. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third party advisors, including evaluating inputs and methodologies used by the third party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on Company knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from third party advisors based on our validation procedures, we have not altered the fair values ultimately provided by the third party advisors.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at December 31, 2012 and 2011 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	December 31, 2012				December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for-sale
U.S. Treasury	$115,262	$—	$—	$115,262	$61,521	$—	$—	$61,521
U.S. Agencies	—	—	—	—	—	10,034	—	10,034
Collateralized mortgage obligations	—	241,034	—	241,034	—	356,000	—	356,000
Residential mortgage-backed securities	—	868,322	—	868,322	—	1,189,213	—	1,189,213
State and municipal securities	—	226,042	—	226,042	—	166,197	—	166,197
Foreign sovereign debt	—	500	—	500	—	500	—	500
Total securities available-for-sale	115,262	1,335,898	—	1,451,160	61,521	1,721,944	—	1,783,465
Mortgage loans held-for-sale	—	39,229	—	39,229	—	32,049	—	32,049
Capital market derivative assets (1)	—	89,382	1,023	90,405	—	100,849	827	101,676
Other assets (2)	—	136	—	136	—	759	—	759
Total assets	$115,262	$1,464,645	$1,023	$1,580,930	$61,521	$1,855,601	$827	$1,917,949
Liabilities:
Capital market derivative liabilities (1)	$—	$92,969	$60	$93,029	$—	$104,108	$32	$104,140
Other liabilities (2)	—	247	—	247	—	709	—	709
Total liabilities	$—	$93,216	$60	$93,276	$—	$104,817	$32	$104,849

(1)	Capital market derivative assets and derivative liabilities include client-related derivatives.

(2)
Other assets and other liabilities include derivatives designated in hedging relationships, derivatives for commitments to fund certain mortgage loans held for sale and end-user foreign exchange derivatives.

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2011 and December 31, 2012.

There have been no other changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2011 to December 31, 2012.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Amounts in thousands)

	December 31, 2012		December 31, 2011
	Capital Markets Derivative Assets	Capital Markets Derivative (Liabilities)	Capital Markets Derivative Assets	Capital Markets Derivative (Liabilities)
Balance at beginning of year	$827	$(32)	$4,654	$(9)
Total gains (losses):
Included in earnings (1)	259	301	(163)	377
Purchases, issuances, sales and settlements:
Issuances	—	—	42	(30)
Settlements	(1,178)	(311)	(3,490)	(370)
Transfers into Level 3 (out of Level 2) (2)	1,941	(18)	845	—
Transfers out of Level 3 (into Level 2) (2)	(826)	—	(1,061)	—
Balance at end of year	$1,023	$(60)	$827	$(32)
Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of year	$275	$(297)	$(304)	$(377)

(1)	Amounts disclosed in this line are included in the Consolidated Statements of Income as capital markets products income for derivatives.

(2)
Transfers in and transfers out are recognized at the end of each quarterly reporting period. In general, derivative assets and liabilities are transferred into Level 3 from Level 2 due to a lack of observable market data, as there was deterioration in the credit risk of the derivative counterparty. Conversely, derivative assets and liabilities are transferred out of Level 3 into Level 2 due to an improvement in the credit risk of the derivative counterparty.

Financial Instruments Recorded Using the Fair Value Option

Difference Between Aggregate Fair Value and Aggregate Remaining Principal Balance
for Mortgage Loans Held-For-Sale Elected to be Carried at Fair Value (1)
(Amounts in thousands)

	December 31,
	2012	2011
Aggregate fair value	$39,229	$32,049
Difference	2	(120)
Aggregate unpaid principal balance	$39,231	$31,929

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of December 31, 2012, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the year ended December 31, 2012 were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the years ended December 31, 2012 and 2011 and still held at December 31, 2012 and 2011, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Losses
	December 31,		For the Year Ended
Financial Assets:	2012	2011	2012	2011
Collateral-dependent impaired loans (1)	$64,545	$131,706	$29,825	$40,430
Covered assets - OREO (2) (3)	13,586	6,978	1,699	847
OREO (2)	59,482	56,587	25,248	15,419
Total	$137,613	$195,271	$56,772	$56,696

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

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2011 to December 31, 2012.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at December 31, 2012		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$1,059		Discounted cash flow	Loss factors	5.7-17.1%	8.1%
Risk participation agreements	(684)	(1)	Discounted cash flow	Loss factors	0.0–1.7%	0.2%
Collateral-dependent impaired loans	64,545		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	1.3–35.0%	7.1%	(2)
OREO	$59,482		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	0.0-48.1%	13.2%	(2)

(1)	Represents fair value of underlying swap.

(2)	Weighted average is calculated based on assets with a property specific adjustment.

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

Short-term financial assets and liabilities – For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, federal funds sold and interest-bearing deposits in banks, accrued interest receivable, and accrued interest payable. Accrued interest receivable and accrued interest payable are classified consistent with the hierarchy of their corresponding assets and liabilities.

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

FHLB stock –The carrying value of FHLB stock approximates fair value as the stock is non-marketable, but can only be sold to the FHLB or another member institution at par.

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

Deposit liabilities – The fair values disclosed for noninterest-bearing deposits, savings deposits, interest-bearing demand deposits, and money market deposits are approximately equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for certificate of deposits and brokered time deposits were estimated using present value techniques by discounting the future cash flows at rates based on internal models and broker quotes.

Short-term borrowings – The fair value of FHLB advances with remaining maturities of one year or less is estimated by discounting the obligations using the rates currently offered for borrowings of similar remaining maturities.

Long-term debt – At December 31, 2012, the fair value of the Company's fixed-rate long-term debt was estimated using the unadjusted publicly-available market price as of period end. At December 31, 2011, the fair value of the Company's fixed-rate long-term debt was estimated by discounting cash flows, using a discount rate we believe was appropriate based on quoted interest rates and entity specific adjustments. Based on a periodic evaluation of our valuation methodology, we determined that sufficient market information for the fixed-rate junior subordinated debentures was available to support a change in our valuation technique from the prior year end.

The fair value of the Bank's subordinated debt facility, FHLB advances with remaining maturities greater than one year, and the Company's variable-rate junior subordinated debentures is estimated by discounting future cash flows. For the FHLB advances with remaining maturities greater than one year, the Company discounts cash flows using quoted interest rates for similar financial instruments. For the Bank's subordinated debt and the Company's variable-rate junior subordinated debentures, we interpolate a discount rate we believe is appropriate based on quoted interest rates and entity specific adjustments.

Commitments – Given the limited interest rate risk posed by the commitments outstanding at period-end due to their variable rate structure, termination clauses provided in the agreements, and the market rate of fees charged, we have deemed the fair value of commitments outstanding to be immaterial.

Financial Instruments
(Amounts in thousands)

	As of December 31, 2012
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$234,308	$234,308	$234,308	$—	$—
Federal funds sold and interest-bearing deposits in banks	707,143	707,143	—	707,143	—
Loans held-for-sale	49,696	49,696	—	49,696	—
Securities available-for-sale	1,451,160	1,451,160	115,262	1,335,898	—
Securities held-to-maturity	863,727	886,774	—	886,774	—
FHLB stock	43,387	43,387	—	43,387	—
Loans, net of allowance for loan losses and unearned fees	9,978,565	9,935,830	—	—	9,935,830
Covered assets, net of allowance for covered loan losses	170,205	194,339	—	—	194,339
Accrued interest receivable	34,832	34,832	—	—	34,832
Investment in BOLI	52,513	52,513	—	—	52,513
Capital markets derivative assets	90,405	90,405	—	89,382	1,023
Financial Liabilities:
Deposits	$12,173,634	$12,188,739	$—	$9,660,550	$2,528,189
Short-term borrowings	5,000	5,107	—	5,107	—
Long-term debt	499,793	505,460	274,023	11,495	219,942
Accrued interest payable	7,141	7,141	—	—	7,141
Capital markets derivative liabilities	93,029	93,029	—	92,969	60

Financial Instruments (Continued)
(Amounts in thousands)

	As of December 31, 2011
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$156,131	$156,131	$156,131	$—	$—
Federal funds sold and interest-bearing deposits in banks	205,610	205,610	—	205,610	—
Loans held-for-sale	32,049	32,049	—	32,049	—
Securities available-for-sale	1,783,465	1,783,465	61,521	1,721,944	—
Securities held-to-maturity	490,143	493,230	—	493,230	—
FHLB stock	40,695	40,695	—	40,695	—
Loans, net of allowance for loan losses and unearned fees	8,816,967	8,465,358	—	—	8,465,358
Covered assets, net of allowance for covered loan losses	280,868	306,976	—	—	306,976
Accrued interest receivable	35,732	35,732	—	—	35,732
Investment in BOLI	50,966	50,966	—	—	50,966
Capital markets derivative assets	101,676	101,676	—	100,849	827
Financial Liabilities:
Deposits	$10,392,854	$10,405,158	$—	$8,217,765	$2,187,393
Short-term borrowings	156,000	156,047	—	156,047	—
Long-term debt	379,793	343,121	—	16,893	326,228
Accrued interest payable	5,567	5,567	—	—	5,567
Capital markets derivatives liabilities	104,140	104,140	—	104,108	32

21. OPERATING SEGMENTS

We have three primary operating segments: Banking, Trust and Investments, and the Holding Company. With respect to the Banking and Trust and Investments' segments, each is delineated by the products and services that each segment offers. The Banking operating segment is comprised of commercial and personal banking services, including mortgage originations. Commercial banking services are primarily provided to corporations and other business clients and include a wide array of lending and cash management products. Personal banking services offered to individuals, professionals, and entrepreneurs include direct lending and depository services. The Trust and Investments segment includes certain activities of our PrivateWealth group, including investment management, personal trust and estate administration, custodial and escrow, retirement account administration and brokerage services. The activities of the third operating segment, the Holding Company, include the direct and indirect ownership of our banking subsidiary, the issuance of debt and intersegment eliminations.

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

Operating Segments Performance
(Amounts in thousands)

Year Ended December 31,	Banking	Trust and Investments	Holding Company and Other Adjustments (1)	Consolidated
2012
Net interest income (loss)	$438,406	$3,067	$(21,540)	$419,933
Provision for loan and covered loan losses	71,425	—	—	71,425
Non-interest income	93,943	17,018	80	111,041
Non-interest expense	285,272	17,386	24,474	327,132
Income (loss) before taxes	175,652	2,699	(45,934)	132,417
Income tax provision (benefit)	67,578	1,064	(14,121)	54,521
Net income (loss)	108,074	1,635	(31,813)	77,896
Assets	$12,552,897	$—	$1,504,618	$14,057,515
Total loans	10,139,982	—	—	10,139,982
Deposits	12,251,614	—	(77,980)	12,173,634
2011
Net interest income	$423,657	$2,466	$(18,996)	$407,127
Provision for loan and covered loan losses	132,897	—	—	132,897
Non-interest income	79,990	18,130	127	98,247
Non-interest expense	258,578	19,203	24,496	302,277
Income (loss) before taxes	112,172	1,393	(43,365)	70,200
Income tax provision (benefit)	40,263	555	(15,158)	25,660
Net income (loss)	71,909	838	(28,207)	44,540
Noncontrolling interest expense (2)	—	170	—	170
Net income (loss) attributable to controlling interests	$71,909	$668	$(28,207)	$44,370
Assets	$11,034,516	$—	$1,382,354	$12,416,870
Total loans	9,008,561	—	—	9,008,561
Deposits	10,542,517	—	(149,663)	10,392,854
2010
Net interest income	$420,609	$2,622	$(22,274)	$400,957
Provision for loan and covered loan losses	194,541	—	—	194,541
Non-interest income	74,954	18,127	165	93,246
Non-interest expense	249,749	20,317	29,532	299,598
Income (loss) before taxes	51,273	432	(51,641)	64
Income tax provision (benefit)	17,585	168	(19,490)	(1,737)
Net income (loss)	33,688	264	(32,151)	1,801
Noncontrolling interest expense	—	284	—	284
Net income (loss) attributable to controlling interests	$33,688	$(20)	$(32,151)	$1,517
Assets	$11,180,923	$—	$1,284,698	$12,465,621
Total loans	9,114,357	—	—	9,114,357
Deposits	10,720,500	—	(185,071)	10,535,429

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

(2)	During the third quarter 2011, the Company acquired all the noncontrolling interests of our Lodestar subsidiary.

22. VARIABLE INTEREST ENTITIES

At December 31, 2012 and 2011, the Company had no variable interest entity ("VIE") consolidated in its financial statements.

Nonconsolidated VIEs
(Amounts in thousands)

	December 31, 2012		December 31, 2011
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances	$244,793	$—	$244,793	$—
Community reinvestment investments	2,483	2,733	1,447	2,460
TDRs to commercial clients (1):
Outstanding loan balance	113,031	131,724	146,009	162,079
Related derivative asset	37	37	—	—
Total	$360,344	$134,494	$392,249	$164,539

(1)	Excludes personal loans and loans to non-for-profit entities.

Trust preferred capital securities issuances – As discussed in Note 12, we sponsor and wholly own 100% of the common equity of four trusts that were formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in Debentures issued by the Company. The trusts’ only assets were the principal balance of the Debentures and the related interest receivable, which are included within long-term debt in our Consolidated Statements of Financial Condition. The Company is not the primary beneficiary of the trusts and accordingly, the trusts are not consolidated in our financial statements.

Community reinvestment investments – We hold certain investments in funds that make investments to further our community reinvestment initiatives. Such investments are included within other assets in our Consolidated Statements of Financial Condition. Certain of these investments meet the definition of a VIE, but the Company is not the primary beneficiary as we are a limited investor in those investment funds and do not have the power to direct their investment activities. Accordingly, we will continue to account for our interests in these investments on an unconsolidated basis. Our maximum exposure to loss is limited to the carrying amount plus additional required future capital contributions.

Troubled debt restructured loans – For certain troubled commercial loans, we restructure the terms of the borrower’s debt in an effort to increase the probability of collecting amounts contractually due. Following a TDR, the borrower entity typically meets the definition of a VIE as the initial determination of whether an entity is a VIE must be reconsidered and economic events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As we do not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, we are not considered the primary beneficiary even in situations where, based on the size of the financing provided, we are exposed to potentially significant benefits and losses of the borrowing entity. We have no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt. Our interests in the troubled commercial borrowers include outstanding loans and related derivative assets. Our maximum exposure to loss is limited to these interests plus any additional future funding commitments.

23. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of PrivateBancorp, Inc., the parent company.

Statements of Financial Condition
(Parent Company only)
(Amounts in thousands)

	December 31,
	2012	2011
Assets
Cash and interest-bearing deposits	$77,980	$149,662
Investment in and advances to subsidiaries	1,474,317	1,357,850
Other assets	30,301	39,251
Total assets	$1,582,598	$1,546,763
Liabilities and Equity
Long-term debt	$369,793	$244,793
Accrued expenses and other liabilities	5,639	5,218
Equity	1,207,166	1,296,752
Total liabilities and equity	$1,582,598	$1,546,763

Statements of Income
(Parent Company only)
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Income
Interest income	$11	$19	$46
Securities transactions and other income	80	125	165
Total income	91	144	211
Expenses
Interest expense	18,471	16,532	19,652
Salaries and other employee benefits	19,721	18,081	21,314
Other expenses	4,754	6,415	8,218
Total expenses	42,946	41,028	49,184
Loss before income taxes and equity in undistributed income of subsidiaries	(42,855)	(40,884)	(48,973)
Income tax benefit	12,908	14,169	18,453
Loss before undistributed income of subsidiaries	(29,947)	(26,715)	(30,520)
Equity in undistributed income of subsidiaries	107,843	71,255	32,321
Net income	77,896	44,540	1,801
Net income attributable to noncontrolling interests	—	170	284
Net income attributable to controlling interests	77,896	44,370	1,517
Preferred stock dividend	13,368	13,690	13,607
Net gain (loss) available to common stockholders	$64,528	$30,680	$(12,090)

Statements of Cash Flows
(Parent Company only)
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net income	$77,896	$44,540	$1,801
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income from subsidiaries	(107,843)	(71,255)	(32,321)
Share-based compensation expense	16,453	15,756	17,102
Depreciation of premises, furniture and equipment	259	306	326
Excess tax benefit from exercise of stock options and vesting of restricted shares	(118)	(143)	(63)
Net decrease (increase) in other assets	5,574	(8,652)	(8,587)
Net increase (decrease) in other liabilities	661	(746)	(1,624)
Net cash used in operating activities	(7,118)	(20,194)	(23,366)
Investing Activities
Net capital investments in bank subsidiaries	—	—	(15,000)
Net cash used in investing activities	—	—	(15,000)
Financing Activities
Proceeds from issuance of long-term debt	125,000	—	—
Redemption of preferred stock	(243,815)	—	—
Repayment of common stock warrant	(1,225)	—	—
Net proceeds from (payments for) the issuance of common stock	70,657	31	(178)
Stock repurchased in connection with benefit plans	(2,696)	(1,400)	(1,565)
Cash dividends paid	(13,082)	(15,128)	(15,122)
Exercise of stock options and restricted share activity	479	1,139	1,807
Excess tax benefit from exercise of stock options and vesting of restricted shares	118	143	63
Net cash used in financing activities	(64,564)	(15,215)	(14,995)
Net decrease in cash and cash equivalents	(71,682)	(35,409)	(53,361)
Cash and cash equivalents at beginning of year	149,662	185,071	238,432
Cash and cash equivalents at end of year	$77,980	$149,662	$185,071

24. QUARTERLY EARNINGS PERFORMANCE (UNAUDITED)

Quarterly Earnings Performance (1)
(Dollars in thousands, except per share data)

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$123,192	$122,028	$121,465	$120,351	$119,648	$118,894	$119,745	$122,859
Interest expense	18,389	16,620	16,119	15,975	16,666	17,805	19,242	20,306
Net interest income	104,803	105,408	105,346	104,376	102,982	101,089	100,503	102,553
Provision for loan and covered loan losses	13,177	13,509	17,038	27,701	31,611	32,615	31,093	37,578
Fee revenue	29,263	28,048	26,536	27,399	25,029	23,265	20,922	23,260
Net securities gains (losses)	191	(211)	(290)	105	364	4,370	670	367
Non-interest expense	81,315	81,730	83,858	80,229	76,230	75,034	75,664	75,349
Income before income taxes	39,765	38,006	30,696	23,950	20,534	21,075	15,338	13,253
Income tax provision	16,682	14,952	13,192	9,695	9,468	7,593	6,320	2,279
Net income	23,083	23,054	17,504	14,255	11,066	13,482	9,018	10,974
Net income attributable to noncontrolling interests	—	—	—	—	7	33	58	72
Net income attributable to controlling interests	23,083	23,054	17,504	14,255	11,059	13,449	8,960	10,902
Preferred stock dividends and discount accretion	3,043	3,447	3,442	3,436	3,430	3,426	3,419	3,415
Net income available to common stockholders	$20,040	$19,607	$14,062	$10,819	$7,629	$10,023	$5,541	$7,487
Basic earnings per share	$0.26	$0.27	$0.19	$0.15	$0.11	$0.14	$0.08	$0.10
Diluted earnings per share	$0.26	$0.27	$0.19	$0.15	$0.11	$0.14	$0.08	$0.10
Return on average common equity	6.64%	7.00%	5.18%	4.05%	2.86%	3.80%	2.18%	3.03%
Return on average assets	0.67%	0.70%	0.55%	0.46%	0.36%	0.44%	0.29%	0.35%
Net interest margin – tax-equivalent	3.16%	3.35%	3.46%	3.53%	3.48%	3.49%	3.36%	3.46%

(1)	All ratios are presented on an annualized basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 was effective based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. That report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2012, is included in this Item under the heading "Attestation Report of Independent Registered Public Accounting Firm."

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PrivateBancorp, Inc.

We have audited PrivateBancorp, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of PrivateBancorp, Inc. and subsidiaries as of December 31, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012, of the Company and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 22, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information regarding our executive officers is included under "Executive Officers" in Part 1, Item 1of this Form 10-K and the information included therein is incorporated herein by reference.

Information regarding our directors will be included in our Proxy Statement to be filed for our 2013 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors" and the information to be included therein is incorporated herein by reference.

Information regarding our directors’ and executive officers’ compliance with Section 16(a) of the Exchange Act will be included in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and the information to be included therein is incorporated herein by reference.

Information regarding the Corporate Governance Committee of our Board of Directors and the procedures by which our stockholders may recommend nominees to our Board of Directors, and information regarding the Audit Committee of our Board of Directors and its "audit committee financial expert," will be included in the Proxy Statement under the heading "Corporate Governance" and the information to be included therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and directors is included in the Proxy Statement under the headings "Compensation Discussion and Analysis," "Executive Compensation," and "Director Compensation" and the information included therein is incorporated herein by reference.

The information required by this item regarding Compensation Committee Interlocks and Insider Participation is included under the heading "Executive Compensation – Compensation Committee Interlocks and Insider Participation" in the Proxy Statement, and the Compensation Committee Report is included in the Proxy Statement under the heading "Compensation Committee Report." The information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is included in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" and the information included therein is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2012, relating to our equity compensation plans pursuant to which equity awards are authorized for issuance. Refer to Note 16 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K for additional information regarding our equity compensation plans.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (1)	2,082,972	$19.83	(2)	3,489,698
Not approved by security holders (3)	1,896,783	29.04		—
Total	3,979,755	$24.36	(2)	3,489,698

(1)
Includes all outstanding options under our 2011 Incentive Compensation Plan, 2007 Long-Term Incentive Compensation Plan, the Incentive Compensation Plan, and shares underlying deferred stock units credited under our Deferred Compensation Plan, payable on a one-for-one basis in shares of our common stock.

(2)	Excludes deferred stock units credited under our Deferred Compensation Plan in the computation of weighted-average price.

(3)	Includes all outstanding options under the Strategic Long Term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

Information regarding certain relationships and related party transactions is included in our Proxy Statement under the heading "Transactions with Related Persons" and the information included therein is incorporated herein by reference. Information regarding our directors and their independence is included in the Proxy Statement under the heading "Corporate Governance" and the information included therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees we paid our independent accountants, Ernst & Young LLP, during 2012 and 2011 and the Audit Committee's policies and procedures regarding the pre-approval of accounting services is included in the Proxy Statement under the heading "Principal Accounting Firm Fees" and the information included therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2012 and 2011.

Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010.

Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011, and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010.

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
PRIVATEBANCORP, INC.
Registrant

By:	/s/ Larry D. Richman
Larry D. Richman
President and Chief Executive Officer

Date:	February 22, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2013.

Signatures	Title

/s/ Larry D. Richman	President, Chief Executive Officer and Director
Larry D. Richman

/s/ Kevin M. Killips	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Kevin M. Killips

/s/ James M. Guyette	Chairman and Director
James M. Guyette

/s/ Norman R. Bobins	Director
Norman R. Bobins

/s/ Robert F. Coleman	Director
Robert F. Coleman

/s/ Ralph B. Mandell	Director
Ralph B. Mandell

/s/ Cheryl Mayberry McKissack	Director
Cheryl Mayberry McKissack

/s/ James B. Nicholson	Director
James B. Nicholson

/s/ Edward W. Rabin	Director
Edward W. Rabin

/s/ Collin E. Roche	Director
Collin E. Roche

Signatures	Title

/s/ William R. Rybak	Director
William R. Rybak

/s/ Alejandro Silva	Director
Alejandro Silva

EXHIBIT INDEX

Exhibit Number	Description of Documents

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

10.5
Stock Purchase Agreement dated as of November 2, 2009 among PrivateBancorp, Inc. and GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P. and GTCR Co-Invest III, L.P. is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34066) filed on November 4, 2009.

10.6
PrivateBancorp, Inc. Incentive Compensation Plan, as amended, is incorporated herein by reference to Appendix A to the Proxy Statement for its 2005 Annual Meeting of Stockholders (File No. 000-25887) filed on March 11, 2005.

10.7	PrivateBancorp, Inc. Strategic Long-Term Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Form S-8 Registration Statement (File No. 333-147451) filed on November 16, 2007.

10.8	PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 99.1 to the Form S-8 Registration Statement (File No. 333-151178) filed on May 23, 2008.

10.9
Form of Incentive Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K (File No. 000-25887) filed on March 10, 2005.

10.10
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

10.12
Form of Non-qualified Inducement Performance Stock Option Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan is herein incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.13
Form of Non-qualified Inducement Time-Vested Stock Option Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.14
Form of Non-employee Director Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 11, 2008.

10.15
Form of Employee Non-qualified Stock Option Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 11, 2008.

10.16
Form of Employee Restricted Stock Award Agreement for Restricted Stock Units pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 11, 2008.

10.17
Form of Employee Restricted Stock Award Agreement for Restricted Stock Units pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 11, 2008.

10.18
Form of Amendment Agreement dated as of January 28, 2010 by and between PrivateBancorp, Inc. and certain officers including Larry D. Richman, C. Brant Ahrens, Bruce R. Hague and Bruce S. Lubin to amend each such officer's agreements evidencing an award of performance shares granted under the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan and/or the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K (File No. 001-34066) filed on March 1, 2010.

10.19
Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers is incorporated herein by reference to Exhibit 10.10 to the Form S-1/A Registration Statement (File No. 333-77147) filed on June 15, 1999.

10.20
Employment Term Sheet Agreement among Larry D. Richman, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 30, 2007 is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.21
Employment Term Sheet Agreement among C. Brant Ahrens, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated November 7, 2007 is incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K (File No. 001-34066) filed on February 28, 2012.

10.22
Employment Term Sheet Agreement among Bruce R. Hague, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 25, 2007 is incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.23
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

10.25
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

10.26
TARP Compensation Agreement, dated as of March 31, 2011, by and between PrivateBancorp, Inc. and the Chief Executive Officer is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2011.

10.27
TARP Compensation Agreement, dated as of March 31, 2011, by and between PrivateBancorp, Inc. and Bruce R. Hague is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2011.

10.28
TARP Compensation Agreement, dated March 15, 2012, by and between PrivateBancorp, Inc. and the Chief Executive Officer is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2012.

10.29
TARP Compensation Agreement, dated March 15, 2012, by and between PrivateBancorp, Inc. and Kevin M. Killips is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2012.

10.30
TARP Compensation Agreement, dated as of March 15, 2012, by and between PrivateBancorp, Inc. and Bruce S. Lubin is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2012.

10.31
PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Appendix A to the Proxy Statement for its 2011 Annual Meeting of Stockholders (File No. 001-34066) filed on April 14, 2011.

10.32
Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 9, 2011.

10.33
Form of Stock Option Agreement pursuant to the PrivateBancorp, Inc. 2011 Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 9, 2011.

10.34
Form of Amendment Agreement to Stock Option Agreement pursuant to the PrivateBancorp, Inc. 2011 Compensation Plan by and between PrivateBancorp, Inc. and each of Bruce Lubin and Kevin Killips, effective December 29, 2011 is incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K (File No. 001-34066) filed on February 28, 2012.

10.35
Consulting Agreement by and between PrivateBancorp, Inc. and Ralph B. Mandell, dated June 1, 2011 is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 9, 2011.

10.36
Summary of Compensation Arrangement with Norman R. Bobins, adopted July 2011, effective as of January 1, 2011 is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on November 8, 2011.

10.37
Employee Leasing Agreement by and between The PrivateBank and Trust Company and Norman Bobins Consulting LLC, entered into October 2011, effective as of January 1, 2011 is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on November 8, 2011.

10.38 (a)	Form of TARP-Compliant Restricted Stock Award Agreement for 2012 incentive compensation awards pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan.

10.39 (a)	Form of TARP-Compliant Restricted Stock Unit Award Agreement for 2012 incentive compensation awards pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan.

10.40 (a)	Amendment to Term Sheet for certain employees, including all executive officers, dated December 28, 2012.

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 14 of the Company’s Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" included in this report on Form 10-K.

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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.

(a)	Filed herewith.

(b)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Exhibits 10.6 through 10.40 are management contracts or compensatory plans or arrangements.