Form 10-Q
period 2013-03-31
PRIVATEBANCORP, INC
filed 2013-05-10
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 9, 2013, there were 74,088,522 shares of the issuer’s voting common stock, without par value, outstanding and 3,535,916 nonvoting common shares, no par value, outstanding.

PRIVATEBANCORP, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$118,583	$234,308
Federal funds sold and interest-bearing deposits in banks	203,647	707,143
Loans held-for-sale	38,091	49,696
Securities available-for-sale, at fair value	1,457,433	1,451,160
Securities held-to-maturity, at amortized cost (fair value: $976.1 million - 2013; $886.8 million - 2012)	959,994	863,727
Federal Home Loan Bank ("FHLB") stock	34,288	43,387
Loans – excluding covered assets, net of unearned fees	10,033,803	10,139,982
Allowance for loan losses	(153,992)	(161,417)
Loans, net of allowance for loan losses and unearned fees	9,879,811	9,978,565
Covered assets	176,855	194,216
Allowance for covered loan losses	(24,089)	(24,011)
Covered assets, net of allowance for covered loan losses	152,766	170,205
Other real estate owned, excluding covered assets	73,857	81,880
Premises, furniture, and equipment, net	38,373	39,508
Accrued interest receivable	39,205	34,832
Investment in bank owned life insurance	52,873	52,513
Goodwill	94,509	94,521
Other intangible assets	12,047	12,828
Capital markets derivative assets	81,805	90,405
Other assets	134,948	152,837
Total assets	$13,372,230	$14,057,515
Liabilities
Demand deposits:
Noninterest-bearing	$2,756,879	$3,690,340
Interest-bearing	1,390,955	1,057,390
Savings deposits and money market accounts	4,741,864	4,912,820
Brokered time deposits	983,625	993,455
Time deposits	1,518,980	1,519,629
Total deposits	11,392,303	12,173,634
Short-term and secured borrowings	107,775	5,000
Long-term debt	499,793	499,793
Accrued interest payable	6,787	7,141
Capital markets derivative liabilities	84,210	93,029
Other liabilities	49,297	71,752
Total liabilities	12,140,165	12,850,349
Equity
Common stock:
Voting	73,144	73,479
Nonvoting	3,536	3,536
Treasury stock	(9,631)	(24,150)
Additional paid-in capital	1,014,443	1,026,438
Retained earnings	106,288	79,799
Accumulated other comprehensive income, net of tax	44,285	48,064
Total equity	1,232,065	1,207,166
Total liabilities and equity	$13,372,230	$14,057,515
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – (Continued)
(Amounts in thousands, except per share data)

	March 31, 2013			December 31, 2012
	Preferred	Common Stock		Preferred	Common Stock
	Stock	Voting	Nonvoting	Stock	Voting	Nonvoting
Per Share Data
Par value	None	None	None	None	None	None
Stated value	None	$1.00	$1.00	None	$1.00	$1.00
Share Balances
Shares authorized	1,000	174,000	5,000	1,000	174,000	5,000
Shares issued	—	74,514	3,536	—	74,526	3,536
Shares outstanding	—	74,113	3,536	—	73,579	3,536
Treasury shares	—	401	—	—	947	—

n/a	Not applicable
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,
	2013	2012
Interest Income
Loans, including fees	$106,787	$103,539
Federal funds sold and interest-bearing deposits in banks	208	132
Securities:
Taxable	12,822	15,258
Exempt from Federal income taxes	1,502	1,300
Other interest income	90	122
Total interest income	121,409	120,351
Interest Expense
Interest-bearing demand deposits	1,115	636
Savings deposits and money market accounts	4,399	4,602
Brokered and time deposits	5,129	5,017
Short-term and secured borrowings	118	142
Long-term debt	7,608	5,578
Total interest expense	18,369	15,975
Net interest income	103,040	104,376
Provision for loan and covered loan losses	10,357	27,701
Net interest income after provision for loan and covered loan losses	92,683	76,675
Non-interest Income
Trust and Investments	4,394	4,219
Mortgage banking	4,170	2,663
Capital markets products	5,039	7,349
Treasury management	5,924	5,154
Loan, letter of credit and commitment fees	4,077	4,364
Syndication fees	3,832	2,163
Deposit service charges and fees and other income	2,391	1,487
Net securities gains	641	105
Total non-interest income	30,468	27,504
Non-interest Expense
Salaries and employee benefits	43,140	42,698
Net occupancy expense	7,534	7,679
Technology and related costs	3,464	3,296
Marketing	2,317	2,160
Professional services	1,899	1,957
Outsourced servicing costs	1,634	1,710
Net foreclosed property expenses	6,643	8,235
Postage, telephone, and delivery	843	869
Insurance	2,539	4,305
Loan and collection expense	2,777	3,157
Other expenses	6,173	4,163
Total non-interest expense	78,963	80,229
Income before income taxes	44,188	23,950
Income tax provision	16,918	9,695
Net income	27,270	14,255
Preferred stock dividends and discount accretion	—	3,436
Net income available to common stockholders	$27,270	$10,819
Per Common Share Data
Basic earnings per share	$0.35	$0.15
Diluted earnings per share	$0.35	$0.15
Cash dividends declared	$0.01	$0.01
Weighted-average common shares outstanding	76,143	70,780
Weighted-average diluted common shares outstanding	76,203	70,932
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Quarters Ended March 31,
	2013	2012
Net income	$27,270	$14,255
Other comprehensive income:
Available-for-sale securities:
Net unrealized (losses) gains	(4,625)	275
Reclassification of net gains included in net income	(641)	(62)
Income tax benefit (expense)	2,041	(134)
Net unrealized (losses) gains on available-for-sale securities	(3,225)	79
Cash flow hedges:
Net unrealized gains	158	1,146
Reclassification of net gains included in net income	(1,068)	(522)
Income tax benefit (expense)	356	(248)
Net unrealized (losses) gains on cash flow hedges	(554)	376
Other comprehensive (loss) income	(3,779)	455
Comprehensive income	$23,491	$14,710
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Out- standing	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at January 1, 2012	71,745	$240,403	$71,483	$(21,454)	$941,404	$18,219	$46,697	$1,296,752
Comprehensive Income:
Net income	—	—	—	—	—	14,255	—	14,255
Other comprehensive income (1)	—	—	—	—	—	—	455	455
Total comprehensive income	—	—	—	—	—	—	—	14,710
Cash dividends declared:
Common stock ($0.01 per share)	—	—	—	—	—	(723)	—	(723)
Preferred stock	—	—	—	—	—	(3,048)	—	(3,048)
Common stock issued for:
Nonvested (restricted) stock grants	674	—	—	—	—	—	—	—
Exercise of stock options	9	—	9	—	68	—	—	77
Restricted stock activity	(2)	—	109	—	(143)	—	—	(34)
Deferred compensation plan	5	—	5	—	141	—	—	146
Accretion of preferred stock discount	—	388	—	—	—	(388)	—	—
Stock repurchased in connection with share-based compensation plans	(21)	—	—	(295)	—	—	—	(295)
Share-based compensation expense	5	—	5	—	4,564	—	—	4,569
Balance at March 31, 2012	72,415	$240,791	$71,611	$(21,749)	$946,034	$28,315	$47,152	$1,312,154
Balance at January 1, 2013	77,115	$—	$77,015	$(24,150)	$1,026,438	$79,799	$48,064	$1,207,166
Comprehensive Income:
Net income	—	—	—	—	—	27,270	—	27,270
Other comprehensive loss (1)	—	—	—	—	—	—	(3,779)	(3,779)
Total comprehensive income	—	—	—	—	—	—	—	23,491
Cash dividends declared:
Common stock ($0.01 per share)	—	—	—	—	—	(781)	—	(781)
Common stock issued for:
Nonvested (restricted) stock grants	586	—	(585)	14,909	(14,324)	—	—	—
Exercise of stock options	40	—	5	865	(287)	—	—	583
Restricted stock activity	(12)	—	244	142	(443)	—	—	(57)
Deferred compensation plan	1	—	1	56	92	—	—	149
Excess tax benefit from share-based compensation	—	—	—	—	104	—	—	104
Stock repurchased in connection with share-based compensation plans	(81)	—	—	(1,453)	—	—	—	(1,453)
Share-based compensation expense	—	—	—	—	2,863	—	—	2,863
Balance at March 31, 2013	77,649	$—	$76,680	$(9,631)	$1,014,443	$106,288	$44,285	$1,232,065

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarters Ended March 31,
	2013	2012
Operating Activities
Net income	$27,270	$14,255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	10,357	27,701
Depreciation of premises, furniture, and equipment	2,189	2,425
Net amortization of premium on securities	4,173	3,503
Net gains on sale of securities	(641)	(105)
Valuation adjustments on other real estate owned	4,458	4,522
Net losses on sale of other real estate owned	764	2,144
Net amortization of discount on covered assets	173	1,091
Bank owned life insurance income	(360)	(390)
Net decrease in deferred loan fees	(2,533)	(1,562)
Share-based compensation expense	2,863	4,569
Excess tax benefit from exercise of stock options and vesting of restricted shares	(319)	(8)
Provision for deferred income tax expense	8,552	8,448
Amortization of other intangibles	781	670
Originations and purchases of loans held-for-sale	(165,897)	(112,697)
Proceeds from sales of loans held-for-sale	182,036	117,895
Net gains from sales of loans held-for-sale	(4,494)	(2,411)
Fair value adjustments on derivatives	(219)	(160)
Net increase in accrued interest receivable	(4,373)	(301)
Net decrease in accrued interest payable	(354)	(142)
Net decrease (increase) in other assets	10,899	(7,105)
Net decrease in other liabilities	(9,681)	(33,749)
Net cash provided by operating activities	65,644	28,593
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	96,756	121,368
Proceeds from sales	50,778	812
Purchases	(161,277)	(46,978)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	32,315	10,994
Purchases	(129,910)	(119,531)
Net redemption of FHLB stock	9,099	—
Net decrease (increase) in loans	84,874	(259,635)
Net decrease in covered assets	17,057	29,500
Proceeds from sale of other real estate owned	9,067	9,078
Net purchases of premises, furniture, and equipment	(1,054)	(1,254)
Net cash provided by (used in) investing activities	7,705	(255,646)
Financing Activities
Net (decrease) increase in deposit accounts	(781,331)	29,858
Net increase in FHLB advances	90,000	199,000
Stock repurchased in connection with benefit plans	(1,453)	(295)
Cash dividends paid	(780)	(3,815)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	675	189
Excess tax benefit from exercise of stock options and vesting of restricted shares	319	8
Net cash (used in) provided by financing activities	(692,570)	224,945
Net decrease in cash and cash equivalents	(619,221)	(2,108)
Cash and cash equivalents at beginning of year	941,451	361,741
Cash and cash equivalents at end of period	$322,230	$359,633
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$18,723	$16,117
Cash paid for income taxes	265	11,490
Non-cash transfers of loans to other real estate	6,266	13,513
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements of PrivateBancorp, Inc. ("PrivateBancorp" or the "Company"), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K.

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

The accompanying consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to March 31, 2013 for potential recognition or disclosure.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Disclosures about Offsetting Assets and Liabilities – On January 1, 2013, we adopted new accounting guidance issued by the Financial Accounting Standards Board ("FASB") relating to disclosure requirements on offsetting financial assets and liabilities. The new disclosure requirements are limited to recognized derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset on the statement of financial position or subject to an enforceable master netting arrangements or similar agreements. At a minimum, we are required to disclose the following information separately for financial assets and liabilities: (a) the gross amounts of recognized financial assets and liabilities, (b) the amounts offset under current U.S. GAAP, (c) the net amounts presented in the balance sheet, (d) the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in (b), and (e) the difference between (c) and (d). As this guidance affected only our disclosures, the adoption of this guidance did not impact our financial position or consolidated results of operations. Refer to Note 14 for the disclosure requirements.

Subsequent Accounting for Indemnification Assets Recognized in a Government-Assisted Acquisition – On January 1, 2013, we adopted new accounting guidance issued by the FASB to clarify the subsequent accounting for an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution that included a loss sharing agreement. The guidance clarifies that subsequent changes in expected cash flows related to an indemnification asset should be amortized over the shorter of the life of the indemnification agreement or the life of the underlying covered assets. This guidance is applicable for new indemnification assets as well as existing indemnification assets, such as our indemnification receivable recorded in conjunction with the acquired loans and foreclosed loan collateral covered under our loss sharing agreement with the FDIC. As we previously accounted for our indemnification asset in accordance with this guidance, the adoption of this guidance did not impact our financial position or consolidated results of operations.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income – On January 1, 2013, we adopted new accounting guidance issued by the FASB that requires disclosure of the effect of reclassifications from accumulated other comprehensive income into net income for each affected net income line item. We have two items that are reclassified out of accumulated other comprehensive income and into net income to which this guidance is applicable, namely (1) net gains (losses) on available-for-sale securities, and (2) net gains (losses) on cash flow hedges. The guidance did not change existing requirements for reporting net income or other comprehensive income in the financial statements. As this guidance affected only our disclosures, the adoption of this guidance did not impact our financial position or consolidated results of operations. Refer to Note 11 for the disclosure requirements.

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	March 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$116,066	$552	$(25)	$116,593	$114,252	$1,050	$(40)	$115,262
U.S. Agencies	47,743	49	(15)	47,777	—	—	—	—
Collateralized mortgage obligations	211,673	10,841	(57)	222,457	229,895	11,155	(16)	241,034
Residential mortgage-backed securities	781,591	41,556	—	823,147	823,191	45,131	—	868,322
State and municipal securities	235,978	11,270	(289)	246,959	214,174	11,990	(122)	226,042
Foreign sovereign debt	500	—		500	500	—	—	500
Total	$1,393,551	$64,268	$(386)	$1,457,433	$1,382,012	$69,326	$(178)	$1,451,160
Securities Held-to-Maturity
Collateralized mortgage obligations	$72,804	$204	$(7)	$73,001	$74,164	$480	$—	$74,644
Residential mortgage- backed securities	775,350	16,284	(229)	791,405	703,419	22,058	(29)	725,448
Commercial mortgage-backed securities	111,376	546	(671)	111,251	85,680	670	(137)	86,213
State and municipal securities	464	4	—	468	464	5	—	469
Total	$959,994	$17,038	$(907)	$976,125	$863,727	$23,213	$(166)	$886,774

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank ("FRB") discount window borrowing availability, derivative transactions, standby letters of credit with counterparty banks and for other purposes as permitted or required by law, totaled $415.9 million and $455.6 million at March 31, 2013 and December 31, 2012, respectively.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at March 31, 2013 or December 31, 2012.

The following table presents the fair values of securities with unrealized losses as of March 31, 2013 and December 31, 2012. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2013
Securities Available-for-Sale
U.S. Treasury	$27,260	$(25)	$—	$—	$27,260	$(25)
U.S. Agency	14,894	$(15)	$—	$—	14,894	(15)
Collateralized mortgage obligations	4,446	$(56)	$1,429	$(1)	5,875	(57)
State and municipal securities	33,468	(271)	1,164	(18)	34,632	(289)
Total	$80,068	$(367)	$2,593	$(19)	$82,661	$(386)
Securities Held-to-Maturity
Residential mortgage-backed securities	$39,145	$(229)	$—	$—	$39,145	$(229)
Commercial mortgage-backed securities	66,699	(671)	—	—	66,699	(671)
Collateralized mortgage obligations	9,327	(7)	—	—	9,327	(7)
Total	$115,171	(907)	—	—	$115,171	$(907)
As of December 31, 2012
Securities Available-for-Sale
U.S. Treasury	$27,359	$(40)	$—	$—	$27,359	$(40)
Collateralized mortgage obligations	6,181	(11)	2,111	(5)	8,292	(16)
State and municipal securities	14,920	(100)	1,160	(22)	16,080	(122)
Total	$48,460	$(151)	$3,271	$(27)	$51,731	$(178)
Securities Held-to-Maturity
Residential mortgage-backed securities	$3,912	$(29)	$—	$—	$3,912	$(29)
Commercial mortgage-backed securities	35,437	(137)	—	—	35,437	(137)
Total	$39,349	$(166)	$—	$—	$39,349	$(166)

There were $2.6 million of securities with $19,000 in an unrealized loss position for greater than 12 months at March 31, 2013. At December 31, 2012, there were $3.3 million of securities with $27,000 in an unrealized loss position for greater than 12 months. These unrealized losses were caused primarily by changes in interest rates and spreads, and not credit quality. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, no other-than-temporarily impairments were recorded on these securities during the quarter ended March 31, 2013 or during 2012.

The following table presents the remaining contractual maturity of securities as of March 31, 2013 by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	March 31, 2013
	Available-For-Sale Securities		Held-To-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipal and foreign sovereign debt securities:
One year or less	$13,895	$14,005	$80	$80
One year to five years	124,614	128,581	384	388
Five years to ten years	255,136	262,166	—	—
After ten years	6,642	7,077	—	—
All other securities:
Collateralized mortgage obligations	211,673	222,457	72,804	73,001
Residential mortgage-backed securities	781,591	823,147	775,350	791,405
Commercial mortgage-backed securities	—	—	111,376	111,251
Total	$1,393,551	$1,457,433	$959,994	$976,125

The following table presents gains (losses) on securities for the quarters ended March 31, 2013 and 2012.

Securities Gains (Losses)
(Amounts in thousands)

	Quarters Ended March 31,
	2013	2012
Proceeds from sales	$50,778	$812
Gross realized gains	$642	$126
Gross realized losses	(1)	(21)
Net realized gains	$641	$105	(1)
Income tax provision on net realized gains	$253	$42

(1)
Includes net gains of $43,000 for the quarter ended March 31, 2012 associated with certain investment funds that make qualifying investments for purposes of supporting our community reinvestment initiatives in accordance with the Community Reinvestment Act. These investments are classified in other assets in the Consolidated Statements of Financial Condition.

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

Loan Portfolio
(Amounts in thousands)

	March 31, 2013	December 31, 2012
Commercial and industrial	$4,951,951	$4,901,210
Commercial – owner-occupied commercial real estate	1,640,064	1,595,574
Total commercial	6,592,015	6,496,784
Commercial real estate	2,002,833	2,132,063
Commercial real estate – multi-family	517,418	543,622
Total commercial real estate	2,520,251	2,675,685
Construction	174,077	190,496
Residential real estate	368,569	373,580
Home equity	162,035	167,760
Personal	216,856	235,677
Total loans	$10,033,803	$10,139,982
Deferred loan fees, net of costs, included as a reduction in total loans	$37,123	$39,656
Overdrawn demand deposits included in total loans	$2,319	$3,091

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Carrying Value of Loans Pledged
(Amounts in thousands)

	March 31, 2013	December 31, 2012
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$719,592	$808,243
FHLB advances	1,973,876	2,068,172
Total	$2,693,468	$2,876,415

(1)	No borrowings were outstanding at March 31, 2013 or December 31, 2012.

Loan Portfolio Aging

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of March 31, 2013
Commercial	$6,551,320	$5,647	$3,725	$—	$6,560,692	$31,323	$6,592,015
Commercial real estate	2,448,577	5,666	2,365	—	2,456,608	63,643	2,520,251
Construction	173,675	—	—	—	173,675	402	174,077
Residential real estate	350,943	2,175	485	—	353,603	14,966	368,569
Home equity	147,315	644	461	—	148,420	13,615	162,035
Personal	212,145	3	—	—	212,148	4,708	216,856
Total loans	$9,883,975	$14,135	$7,036	$—	$9,905,146	$128,657	$10,033,803

As of December 31, 2012
Commercial	$6,451,311	$2,195	$1,365	$—	$6,454,871	$41,913	$6,496,784
Commercial real estate	2,597,780	4,073	5,278	—	2,607,131	68,554	2,675,685
Construction	189,939	—	—	—	189,939	557	190,496
Residential real estate	359,096	3,260	—	—	362,356	11,224	373,580
Home equity	153,754	1,835	461	—	156,050	11,710	167,760
Personal	230,852	2	1	—	230,855	4,822	235,677
Total loans	$9,982,732	$11,365	$7,105	$—	$10,001,202	$138,780	$10,139,982

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

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of March 31, 2013
Commercial	$69,641	$46,559	$21,611	$68,170	$8,072
Commercial real estate	78,114	19,144	52,625	71,769	18,938
Construction	1,029	—	402	402	90
Residential real estate	15,568	5,267	9,699	14,966	4,203
Home equity	16,565	3,139	12,094	15,233	2,862
Personal	5,130	—	4,708	4,708	3,106
Total impaired loans	$186,047	$74,109	$101,139	$175,248	$37,271

Impaired Loans (Continued)
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of December 31, 2012
Commercial	$100,573	$46,243	$39,937	$86,180	$13,259
Commercial real estate	93,651	26,653	56,659	83,312	20,450
Construction	1,184	—	557	557	117
Residential real estate	12,121	3,107	8,582	11,689	3,996
Home equity	14,888	2,034	11,166	13,200	2,797
Personal	5,244	—	4,822	4,822	2,771
Total impaired loans	$227,661	$78,037	$121,723	$199,760	$43,390

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	Quarters Ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$83,268	$633	$116,186	$755
Commercial real estate	80,537	232	196,460	598
Construction	402	—	4,578	—
Residential real estate	12,510	3	17,006	20
Home equity	14,121	37	11,766	23
Personal	4,779	—	24,625	119
Total	$195,617	$905	$370,621	$1,515

(1)	Represents amounts while classified as impaired for the periods presented.

Credit Quality Indicators

We have adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that exhibit acceptable financial performance, cash flow, and leverage. We attempt to mitigate risk by structure, collateral, monitoring, and other meaningful controls. Credits rated 6 are performing in accordance with contractual terms but are considered "special mention" as these credits demonstrate potential weakness that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Loans rated 7 may be classified as either accruing ("potential problem") or nonaccrual ("nonperforming"). Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest but the ultimate collection of these loans in full is questionable due to the same conditions that characterize a 6-rated credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the value of the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at a minimum on a quarterly basis, while all other rated credits over a certain dollar threshold, depending on loan type, are reviewed annually or more frequently as the situation warrants.

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of March 31, 2013
Commercial	$87,966	1.3	$31,198	0.5	$31,323	0.5	$6,592,015
Commercial real estate	11,412	0.5	33,462	1.3	63,643	2.5	2,520,251
Construction	—	—	—	—	402	0.2	174,077
Residential real estate	5,739	1.6	9,109	2.5	14,966	4.1	368,569
Home equity	1,325	0.8	4,312	2.7	13,615	8.4	162,035
Personal	4	*	104	*	4,708	2.2	216,856
Total	$106,446	1.1	$78,185	0.8	$128,657	1.3	$10,033,803
As of December 31, 2012
Commercial	$72,651	1.1	$40,495	0.6	$41,913	0.6	$6,496,784
Commercial real estate	21,209	0.8	48,897	1.8	68,554	2.6	2,675,685
Construction	—	—	—	—	557	0.3	190,496
Residential real estate	2,364	0.6	13,844	3.7	11,224	3.0	373,580
Home equity	562	0.3	4,351	2.6	11,710	7.0	167,760
Personal	8	*	289	0.1	4,822	2.0	235,677
Total	$96,794	1.0	$107,876	1.1	$138,780	1.4	$10,139,982

*	Less than 0.1%

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	March 31, 2013		December 31, 2012
	Accruing	Nonaccrual (1)	Accruing	Nonaccrual (1)
Commercial	$36,847	$13,353	$44,267	$25,200
Commercial real estate	8,126	24,391	14,758	29,426
Residential real estate	—	3,284	465	2,867
Home equity	1,618	3,265	1,490	3,000
Personal	—	4,213	—	4,299
Total	$46,591	$48,506	$60,980	$64,792

(1)	Included in nonperforming loans.

At March 31, 2013 and December 31, 2012, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $12.6 million and $16.3 million, respectively.

Additions to Accruing Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Quarters Ended March 31,
	2013			2012
	Number of Borrowers	Outstanding Recorded Investment (1)		Number of Borrowers	Outstanding Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	2	$335	$335	3	$31,688	$31,688
Multiple note structuring (3)	—	—	—	1	17,596	11,796
Total commercial	2	335	335	4	49,284	43,484
Commercial real estate
Extension of maturity date (2)	—	—	—	1	3,094	2,294
Residential real estate
Extension of maturity date (2)	1	150	150	3	2,182	2,182
Other concession (4)	—	—	—	1	200	200
Total residential real estate	1	150	150	4	2,382	2,382
Home equity
Extension of maturity date (2)	—	—	—	1	125	125
Total accruing	3	$485	$485	10	$54,885	$48,285
Change in recorded investment due to principal paydown at time of modification			$—			$800
Change in recorded investment due to charge-offs as part of the multiple note structuring			$—			$5,800

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)
The multiple note structure typically bifurcates a troubled loan into two separate notes, where the first note is reasonably assured of repayment and performance according to the modified terms, and the portion of the troubled loan that is not reasonably assured of repayment is charged-off.

(4)	Other concessions primarily include interest rate reductions, loan increases, or deferrals of principal.

Additions to Nonaccrual Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Quarters Ended March 31,
	2013			2012
	Number of Borrowers	Outstanding Recorded Investment (1)		Number of Borrowers	Outstanding Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial
Other concession (2)	—	—	—	1	3,000	3,000
Commercial real estate
Extension of maturity date (3)	1	297	297	4	823	823
Home equity
Extension of maturity date (3)	3	476	476	—	—	—
Other concession (2)	3	432	425	—	—	—
Total home equity	6	908	901	—	—	—
Total nonaccrual	7	$1,205	$1,198	5	$3,823	$3,823
Change in recorded investment due to principal paydown at time of modification			$7			$—

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Other concessions primarily include interest rate reductions, loan increases, or deferrals of principal.

(3)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve calculation. However, our general reserve methodology considers the amount and product type of the TDRs removed as one of many credit or portfolio considerations in establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Refer to the "Impaired Loan" and "Allowance for Loan Loss" sections of Note 1, "Summary of Significant Accounting Policies" to the Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $16.4 million and $23.3 million in specific reserves for nonaccrual TDRs at March 31, 2013 and December 31, 2012, respectively. For accruing TDRs, there were $40,000 in specific reserves at March 31, 2013 and December 31, 2012 with the specific reserve representing the difference between the present value of cash flows for the restructured loan as compared to the original loan.

The following table presents the recorded investment and number of loans modified as an accruing TDR during the previous 12 months which subsequently became nonperforming during the quarters ended March 31, 2013 and 2012. A loan becomes nonperforming and placed on nonaccrual status typically when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than when the loan becomes 90 days past due.

Accruing Troubled Debt Restructurings
Reclassified as Nonperforming Within 12 Months of Restructuring
(Dollars in thousands)

	Quarters Ended March 31,
	2013		2012
	Number of Borrowers	Recorded Investment (1)	Number of Borrowers	Recorded Investment (1)
Commercial real estate	2	5,258	1	97

(1)	Represents amounts as of the balance sheet date from the quarter the default was first reported.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 6 for a detailed discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Quarter ended March 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$63,709	$73,150	$2,434	$9,696	$6,797	$5,631	$161,417
Loans charged-off	(11,146)	(7,566)	70	(436)	(374)	(5)	(19,457)
Recoveries on loans previously charged-off	396	1,364	9	2	61	52	1,884
Net (charge-offs) recoveries	(10,750)	(6,202)	79	(434)	(313)	47	(17,573)
Provision (release) for loan losses	12,393	(2,980)	(412)	741	78	328	10,148
Balance at end of period	$65,352	$63,968	$2,101	$10,003	$6,562	$6,006	$153,992
Ending balance, loans individually evaluated for impairment (1)	$8,072	$18,938	$90	$4,203	$2,862	$3,106	$37,271
Ending balance, loans collectively evaluated for impairment	$57,280	$45,030	$2,011	$5,800	$3,700	$2,900	$116,721
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$68,170	$71,769	$402	$14,966	$15,233	$4,708	$175,248
Ending balance, loans collectively evaluated for impairment	6,523,845	2,448,482	173,675	353,603	146,802	212,148	9,858,555
Total recorded investment in loans	$6,592,015	$2,520,251	$174,077	$368,569	$162,035	$216,856	$10,033,803

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (continued) (Amounts in thousands)

	Quarter Ended March 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$60,663	$94,905	$12,852	$6,376	$4,022	$12,776	$191,594
Loans charged-off	(9,549)	(25,280)	(1,245)	(1,084)	(483)	(2,085)	(39,726)
Recoveries on loans previously charged-off	1,679	1,882	41	11	26	702	4,341
Net (charge-offs) recoveries	(7,870)	(23,398)	(1,204)	(1,073)	(457)	(1,383)	(35,385)
Provision for loan losses	7,118	25,514	(8,468)	1,257	3,036	(822)	27,635
Balance at end of period	$59,911	$97,021	$3,180	$6,560	$6,601	$10,571	$183,844
Ending balance, individually evaluated for impairment (1)	$14,061	$39,271	$1,280	$1,160	$1,901	$7,276	$64,949
Ending balance, collectively evaluated for impairment	$45,850	$57,750	$1,900	$5,400	$4,700	$3,295	$118,895
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$122,855	$196,812	$2,781	$13,184	$12,002	$22,109	$369,743
Ending balance, loans collectively evaluated for impairment	5,378,432	2,675,046	125,056	295,696	163,970	214,310	8,852,510
Total recorded investment in loans	$5,501,287	$2,871,858	$127,837	$308,880	$175,972	$236,419	$9,222,253

(1)	Refer to Note 4 for additional information regarding impaired loans.

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Quarters Ended March 31,
	2013	2012
Balance at beginning of period	$7,343	$7,277
Provision for unfunded commitments	1,723	933
Balance at end of period	$9,066	$8,210
Unfunded commitments, excluding covered assets, at period end (1)	$4,766,391	$4,461,994

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

The carrying amount of covered assets is presented in the following table.

Covered Assets
(Amounts in thousands)

	March 31, 2013				December 31, 2012
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$4,932	$13,403	$—	$18,335	$6,044	$15,002	$—	$21,046
Commercial real estate loans	13,044	62,494	—	75,538	15,864	66,956	—	82,820
Residential mortgage loans	315	40,485	—	40,800	305	42,224	—	42,529
Consumer installment and other	87	4,020	227	4,334	87	4,320	299	4,706
Foreclosed real estate	—	—	21,721	21,721	—	—	24,395	24,395
Asset in lieu	—	—	11	11	—	—	11	11
Estimated loss reimbursement by the FDIC	—	—	16,116	16,116	—	—	18,709	18,709
Total covered assets	18,378	120,402	38,075	176,855	22,300	128,502	43,414	194,216
Allowance for covered loan losses	(9,471)	(14,618)	—	(24,089)	(10,510)	(13,501)	—	(24,011)
Net covered assets	$8,907	$105,784	$38,075	$152,766	$11,790	$115,001	$43,414	$170,205
Nonperforming covered loans (1)		$18,868				$18,242

(1)
Excludes purchased impaired loans which are accounted for on a pool basis based on common risk characteristics as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Because we are recognizing interest income on each pool of loans, all purchased impaired loans are considered to be performing.

At the date of purchase, all purchased loans and the related indemnification asset were recorded at fair value. On an ongoing basis, the accounting for purchased loans and the related indemnification asset follows applicable authoritative accounting guidance for purchased nonimpaired loans and purchased impaired loans. The amounts we ultimately realize on these loans and the related indemnification asset could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods compared to what is assumed in our current assessment of estimated cash flows. Our losses on loans and foreclosed real estate may be mitigated to the extent covered under the specific terms and provisions of our loss share agreement with the FDIC. The loss share agreement expires on September 30, 2014 for non-residential mortgage loans and September 30, 2019 for residential mortgage loans.

The allowance for covered loan losses is determined in a manner consistent with our policy for the originated loan portfolio.

The following table presents changes in the allowance for covered loan losses for the periods presented.

Allowance for Covered Loan Losses
(Amounts in thousands)

	Quarters Ended March 31,
	2013			2012
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
Balance at beginning of period	$10,510	$13,501	$24,011	$14,727	$11,212	$25,939
Loans charged-off	(198)	(13)	(211)	—	(2)	(2)
Recoveries on loans previously charged-off	47	41	88	46	14	60
Net (charge-offs) recoveries	(151)	28	(123)	46	12	58
(Release) provision for covered loan losses (1)	(888)	1,089	201	(1,902)	2,228	326
Balance at end of period	$9,471	$14,618	$24,089	$12,871	$13,452	$26,323

(1)
Includes a provision for credit losses of $209,000 and $66,000 recorded in the Consolidated Statements of Income for the quarters ended March 31, 2013 and 2012, respectively, representing our 20% non-reimbursable portion of losses under the loss share agreement.

Changes in the carrying amount and accretable yield for purchased impaired loans that evidenced deterioration at the acquisition date are set forth in the following table.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount
(Amounts in thousands)

	Quarters Ended March 31,
	2013		2012
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$1,752	$22,300	$5,595	$49,495
Payments received	—	(1,984)	—	(3,639)
Charge-offs/disposals (1)	—	(2,029)	(176)	(4,366)
Reclassifications to nonaccretable difference, net	(112)	—	(1,264)	—
Accretion	(91)	91	(512)	512
Balance at end of period	$1,549	$18,378	$3,643	$42,002
Contractual amount outstanding at period end		$26,774		$65,776

(1)	Includes transfers to covered foreclosed real estate.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	March 31, 2013	December 31, 2012
Banking	$81,755	$81,755
Trust and Investments	12,754	12,766
Total goodwill	$94,509	$94,521

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. Our annual goodwill test was performed as of October 31, 2012, and it was determined that no impairment existed as of that date. There were no impairment charges for goodwill recorded in 2012. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of October 31, 2012 that would indicate impairment of goodwill at March 31, 2013.

Goodwill decreased by $12,000 during the first quarter of 2013 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm and wholly-owned subsidiary of the Company.

We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 15 years.

We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During first quarter 2013, there were no events or circumstances to indicate there may be impairment of intangible assets, and no impairment charges for other intangible assets were recorded for the quarter ended March 31, 2013.

Other Intangible Assets
(Amounts in thousands)

	Quarter Ended March 31, 2013	Year Ended December 31, 2012
Core deposit intangibles:
Gross carrying amount	$18,093	$18,093
Accumulated amortization	8,040	7,362
Net carrying amount	$10,053	$10,731
Amortization during the period	$678	$2,282
Weighted average remaining life (in years)	4	4
Client relationships:
Gross carrying amount	$5,059	$5,059
Accumulated amortization	3,065	2,962
Net carrying amount	$1,994	$2,097
Amortization during the period	$103	$402
Weighted average remaining life (in years)	7	7

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year ending December 31,
2013 - remaining nine months	$2,339
2014	3,211
2015	2,659
2016	2,365
2017	1,329
2018 and thereafter	144
Total	$12,047

8. SHORT-TERM AND SECURED BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	March 31, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$95,000	0.38%	$5,000	4.96%
Other Information:
Unused overnight federal funds availability (1)	$500,000		$385,000
Borrowing capacity through the FRB discount window primary credit program (2)	$617,521		$688,608
Unused FHLB advances availability	$844,891		$999,722
Weighted average remaining maturity of FHLB advances at period end (in months)	0.3		5.8

(1)	Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

As a member of the FHLB Chicago, we have access to a borrowing capacity of $935.2 million at March 31, 2013, of which $844.9 million is available subject to the availability of acceptable collateral to pledge. Qualifying residential, multi-family and commercial real estate loans, home equity lines of credit, and residential mortgage-backed securities are held as collateral towards current outstanding advances and additional borrowing availability. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less and at March 31, 2013.

Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of March 31, 2013, these loan participation agreements totaled $12.8 million. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition.

9. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

			March 31, 2013	December 31, 2012
Parent Company:
2.93% junior subordinated debentures due 2034		(1)(a)	$8,248	$8,248
1.99% junior subordinated debentures due 2035		(2)(a)	51,547	51,547
1.78% junior subordinated debentures due 2035		(3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068		(a)	143,760	143,760
7.125% subordinated debentures due 2042	(b)		125,000	125,000
Subtotal			369,793	369,793
Subsidiaries:
FHLB advances			10,000	10,000
3.79% subordinated debt facility due 2015	(4)(c)		120,000	120,000
Subtotal			130,000	130,000
Total long-term debt			$499,793	$499,793
Weighted average interest rate of FHLB long-term advances at period end			4.15%	4.15%
Weighted average remaining maturity of FHLB long-term advances at period end (in years)			4.2	4.4

(1)	Variable rate in effect at March 31, 2013 based on three-month LIBOR +2.65%.

(2)	Variable rate in effect at March 31, 2013, based on three-month LIBOR +1.71%.

(3)	Variable rate in effect at March 31, 2013, based on three-month LIBOR +1.50%.

(4)	Variable rate in effect at March 31, 2013, based on three-month LIBOR +3.50%.

(a)
Qualifies as Tier 1 capital for regulatory capital purposes under current guidelines. Tier 1 capital treatment is proposed to be phased out over a ten-year period under recently proposed capital rules that would revise and replace current regulatory capital requirements; however, the timing of adoption and implementation by the U.S. banking regulators is not known at this time. These instruments would continue to qualify as Tier 2 capital under the proposed capital rules.

(b)	Qualifies as Tier 2 capital for regulatory capital purposes.

(c)
For regulatory capital purposes, beginning in the third quarter 2010, 20% of the original balance outstanding is excluded each year from Tier 2 capital until maturity. As of March 31, 2013 and December 31, 2012, 40% of the outstanding balance qualified as Tier 2 capital.

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

The subordinated debt facility of the Company’s wholly-owned bank subsidiary, The PrivateBank and Trust Company (the "Bank"), may be prepaid at any time prior to maturity without penalty and is subordinate to any future senior indebtedness.

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

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of March 31, 2013, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company obligated mandatorily redeemable trust preferred securities ("Trust Preferred Securities") to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company ("Debentures"). The Debentures held by the trusts, which in aggregate total $244.8 million, are the sole assets of each respective trust. Our obligations under the Debentures and related documents, including the indentures, the declarations of trust and related Company guarantees, taken together, constitute a full and unconditional guarantee by the Company on a subordinated basis of distributions, and redemption payments and liquidation payments on the Trust Preferred Securities. We have the right to redeem the Debentures held by PrivateBancorp Statutory Trust IV (the "Series IV Debentures") in whole or in part, on or after June 15, 2013, subject to certain considerations, at a redemption price of 100% of the principal amount of the Debentures being redeemed plus any accrued but unpaid interest to the redemption date. We may also have the right to redeem the Series IV Debentures prior to June 15, 2013, if recently proposed capital rules are adopted as proposed. Under the proposed rules, Tier 1 capital treatment for trust preferred securities is proposed to be phased out over a ten-year period. The timing of implementation of the proposed rules by the U.S. regulators is not known at this time. Any redemption of the Series IV Debentures would be subject to the terms of the related indenture and the replacement capital covenant described below and any required regulatory approval. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all of the other Debentures, in each case, at a redemption price of 100% of the principal amount of the Debentures being redeemed plus any accrued but unpaid interest to the redemption date. The repayment, redemption or repurchase of the Debentures would result in a corresponding repayment, redemption or repurchase of the related series of Trust Preferred Securities.

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

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

		Common Securities Issued	Trust Preferred Securities Issued (1)		Earliest Redemption Date (on or after) (3)		Principal Amount of Debentures (3)
	Issuance Date			Coupon Rate (2)		Maturity	March 31, 2013	December 31, 2012
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.93%	Jun 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	1.99%	Sep 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.78%	Dec 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun 15, 2013	Jun. 2068	143,760	143,760
Total		$3,043	$241,750				$244,793	$244,793

(1)
The trust preferred securities accrue distributions at a rate equal to the interest rate on and have a maturity identical to that of the related Debentures. The trust preferred securities will be redeemed upon maturity or earlier redemption of the related Debentures.

(2)
Reflects the coupon rate in effect at March 31, 2013. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three-month LIBOR plus 2.65%. The coupon rates for the PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions for all of the Trusts are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years in the case of the Debentures held by Trust IV, and five years in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

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

11. EQUITY

Comprehensive Income

Change in Accumulated Other Comprehensive Income ("AOCI") by Component
(Amounts in thousands)

	Quarters Ended March 31,
	2013			2012
	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total
Balance at beginning of period	$42,219	$5,845	$48,064	$45,140	$1,557	$46,697
Increase in unrealized (losses) gains on securities	(4,625)	—	(4,625)	275	—	275
Increase on unrealized gains on cash flow hedges	—	158	158	—	1,146	1,146
Deferred tax liability on increase in unrealized losses (gains)	1,788	(65)	1,723	(159)	(456)	(615)
Other comprehensive income before reclassifications	(2,837)	93	(2,744)	116	690	806
Reclassification adjustment of net gains included in net income	(641)	(1,068)	(1,709)	(62)	(522)	(584)
Reclassification adjustment for tax expense on realized net gains	253	421	674	25	208	233
Amounts reclassified from AOCI	(388)	(647)	(1,035)	(37)	(314)	(351)
Net current period other comprehensive income	(3,225)	(554)	(3,779)	79	376	455
Balance at end of period	$38,994	$5,291	$44,285	$45,219	$1,933	$47,152

Reclassifications Out of AOCI
For the Quarter Ended March 31, 2013
(Amounts in thousands)

AOCI Component	Amounts Reclassified from AOCI	Income Statement Line Item Impacted
Unrealized gain on available-for-sale securities	$641	Net securities gains
	(253)	Income tax provision
	$388

Accumulated gain on effective cash flow hedges	$1,068	Loan interest income
	(421)	Income tax provision
	$647

Total reclassifications for the period, net of tax	$1,035

12. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2013	2012
Basic earnings per common share
Net income attributable to controlling interests	$27,270	$14,255
Preferred stock dividends and discount accretion	—	(3,436)
Net income available to common stockholders	27,270	10,819
Earnings allocated to participating stockholders (1)	(538)	(169)
Earnings allocated to common stockholders	$26,732	$10,650
Weighted-average common shares outstanding	76,143	70,780
Basic earnings per common share	$0.35	$0.15
Diluted earnings per common share
Earnings allocated to common stockholders (2)	$26,732	$10,650
Weighted-average common shares outstanding:
Weighted-average common shares outstanding	76,143	70,780
Dilutive effect of stock awards (3)	60	152
Weighted-average diluted common shares outstanding	76,203	70,932
Diluted earnings per common share	$0.35	$0.15

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

(3)
The following table presents the weighted-average outstanding non-participating securities that were not included in the computation of diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

	Quarters Ended March 31,
	2013	2012
Stock options	3,345	3,489
Unvested stock/unit awards	3	105
Warrant related to the U.S. Treasury	—	645
Total antidilutive shares	3,348	4,239

13. INCOME TAXES

Income Tax Provision Analysis
(Dollars in thousands)

	Quarters Ended March 31,
	2013	2012
Income before income taxes	$44,188	$23,950
Income tax provision:
Current income tax provision	$8,366	$1,247
Deferred income tax provision	8,552	8,448
Total income tax provision	$16,918	$9,695
Effective tax rate	38.3%	40.5%

Deferred Tax Assets

Net deferred tax assets totaled $83.0 million at March 31, 2013 and $89.3 million at December 31, 2012. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

At March 31, 2013, we have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that we have cumulative book income for financial statement purposes at March 31, 2013, measured on a trailing three-year basis. In addition, we considered our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

As of March 31, 2013 and December 31, 2012, we had unrecognized tax benefits related to uncertain tax positions that, if recognized, would favorably impact the effective tax rate by $148,000 and $130,000 respectively.

14. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce interest rate risk, as it relates to mortgage loan commitments and planned sales of loans, and foreign currency volatility as it relates to certain loans denominated in currencies other than the U.S. dollar. We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the above-mentioned end-user and client-related derivatives were designated as hedging instruments at March 31, 2013 and December 31, 2012.

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

Composition of Derivative Instruments and Fair Value
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value
Derivatives designated as hedging instruments (2):
Interest rate contracts	$425,000	$8,338	$350,000	$8,883	$75,000	$465	$50,000	$163
Netting adjustments (3)		(461)		(163)		(461)		(163)
Total		$7,877		$8,720		$4		$—
Derivatives not designated as hedging instruments:
Capital markets group derivatives (4):
Interest rate contracts	$3,847,664	$86,854	$3,666,560	$93,449	$3,847,664	$89,678	$3,666,560	$96,519
Foreign exchange contracts	100,681	2,870	120,073	2,910	100,681	2,438	120,073	2,454
Credit contracts (1)	98,117	29	99,770	32	125,412	42	124,980	42
Subtotal		89,753		96,391		92,158		99,015
Netting adjustments (3)		(7,948)		(5,986)		(7,948)		(5,986)
Total		$81,805		$90,405		$84,210		$93,029
Other derivatives (2):
Foreign exchange contracts	$22,858	$508	$560	$5	$3,636	$5	$16,290	$119
Mortgage banking derivatives		113		131		151		128
Subtotal		621		136		156		247
Total derivatives not designated as hedging instruments		82,426		90,541		84,366		93,276
Grand total derivatives		$90,303		$99,261		$84,370		$93,276

(1)	The remaining average notional amounts are shown for credit contracts.

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

Certain of the Company's end-user and client-related derivative contracts are subject to enforceable master netting arrangements with derivative counterparties. For those derivative contracts subject to enforceable master netting arrangements, client-related derivative assets and liabilities with the same counterparty are reported on a net basis within capital markets derivative assets and capital markets derivative liabilities, and end-user derivative assets and liabilities with the same counterparty are reported on a net basis within other assets and other liabilities on the Consolidated Statements of Financial Condition. Additionally, collateral associated with derivative assets and liabilities subject to enforceable master netting arrangements with the same counterparty is posted on a net basis. All of the Company's derivative assets and liabilities subject to collateral posting requirements are in a net liability position as of March 31, 2013, and the Company has pledged financial collateral in accordance with each counterparty's collateral posting requirements. The Company's financial collateral pledged consists of securities classified as available-for-sale and held-to-maturity. Collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that the Company is only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts. The Company's derivatives counterparties permit the Company to exchange the actual securities pledged, and thus pledging specific securities as collateral does not preclude the Company from selling the specific securities pledged to the extent other securities are available to be pledged in replacement.

The following table presents information about the Company's derivative assets and liabilities subject to enforceable master netting arrangements and the collateral posted related to those derivative assets and liabilities. As the Company posts financial collateral with counterparties on the basis of its net position in all derivative contracts with a given counterparty, the information presented below aggregates end-user and client-related derivative contracts entered into with the same counterparty.

Offsetting of Derivative Assets and Liabilities
(Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount	Gross Amounts Not Offset - Financial Instruments (3)	Net Amount
As of March 31, 2013
Derivative assets
Interest rate contracts	$95,192	$15,235	$79,957	$—	$79,957
Foreign exchange contracts	2,392	1,056	1,336	—	1,336
Credit contracts	29	—	29	—	29
Total derivatives subject to a master netting arrangement	97,613	16,291	81,322	—	81,322
Total derivatives not subject to a master netting agreement	1,099	—	1,099	—	1,099
Total derivatives	$98,712	$16,291	$82,421	$—	$82,421
Derivative liabilities
Interest rate contracts	$90,143	$15,235	$74,908	$69,378	$5,530
Foreign exchange contracts	1,056	1,056	—	—	—
Credit contracts	42	—	42	39	3
Total derivatives subject to a master netting arrangement	91,241	16,291	74,950	69,417	5,533
Total derivatives not subject to a master netting agreement	1,538	—	1,538	—	1,538
Total derivatives	$92,779	$16,291	$76,488	$69,417	$7,071

(1)
Refer to "Composition of Derivative Instruments and Fair Value" table on previous page for disclosure of where these instruments are reported on the Consolidated Statements of Financial Condition. All derivative contracts are over-the-counter contracts.

(2)	Represents end-user and client-related derivative contracts entered into with the same counterparty and subject to a master netting arrangement.

(3)
Financial collateral is disclosed at fair value. Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Derivative Assets and Liabilities (continued) (Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount	Gross Amounts Not Offset - Financial Instruments (3)	Net Amount
As of December 31, 2012
Derivative assets
Interest rate contracts	$102,332	$14,212	$88,120	$—	$88,120
Foreign exchange contracts	1,222	662	560	—	560
Credit contracts	32	—	32	—	32
Total derivatives subject to a master netting arrangement	103,586	14,874	88,712	—	88,712
Total derivatives not subject to a master netting agreement	1,824	—	1,824	—	1,824
Total derivatives	$105,410	$14,874	$90,536	$—	$90,536
Derivative liabilities
Interest rate contracts	$96,682	$14,212	$82,470	$81,531	$939
Foreign exchange contracts	1,791	662	1,129	1,116	13
Credit contracts	42	—	42	42	—
Total derivatives not subject to a master netting agreement	98,515	14,874	83,641	82,689	952
Derivative liabilities not subject to master netting agreements	910	—	910	—	910
Total derivatives	$99,425	$14,874	$84,551	$82,689	$1,862

(1)
Refer to "Composition of Derivative Instruments and Fair Value" table on previous page for disclosure of where these instruments are reported on the Consolidated Statements of Financial Condition. All derivative contracts are over-the-counter contracts.

(2)	Represents end-user and client-related derivative contracts entered into with the same counterparty and subject to a master netting arrangement.

(3)
Financial collateral is disclosed at fair value. Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All requirements were met at March 31, 2013 and December 31, 2012. Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features
(Amounts in thousands)

	March 31, 2013	December 31, 2012
Fair value of derivatives with credit contingency features in a net liability position	$48,122	$54,622
Collateral posted for those transactions in a net liability position	$50,630	$58,210
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$499	$669
Outstanding derivative instruments that would be immediately settled	$45,224	$50,687

Derivatives Designated in Hedge Relationships

The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash flow hedges – Our cash flow hedging program enters into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loans to fixed rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the Consolidated Statements of Income. During the first quarter of 2013, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of March 31, 2013, the maximum length of time over which forecasted interest cash flows are hedged is 7 years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income
Related to Interest Rate Swaps Designated as Cash Flow Hedge
(Amounts in thousands)

	Quarters Ended March 31,
	2013		2012
	Pre-tax	After-tax	Pre-tax	After-tax
Accumulated unrealized gain at beginning of period	$9,603	$5,845	$2,586	$1,557
Amount of gain recognized in AOCI (effective portion)	158	93	1,146	690
Amount reclassified from AOCI to interest income on loans	(1,068)	(647)	(522)	(314)
Accumulated unrealized gain at end of period	$8,693	$5,291	$3,210	$1,933

As of March 31, 2013, $3.3 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2013. During the quarter ended March 31, 2013, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur.

Derivatives Not Designated in Hedge Relationships

End-User Derivatives – We enter into derivatives that include commitments to fund residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans when we enter into customer interest rate lock commitments. This practice allows us to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At March 31, 2013, the par value of our mortgage loans held-for-sale totaled $35.9 million, the notional value of our interest rate lock commitments totaled $95.8 million, and the notional value of our forward commitments for the future delivery of residential mortgage loans totaled $131.6 million.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than U.S. dollars. As of March 31, 2013, our exposure was to the Euro, Canadian dollar, and British pound sterling on $18.0 million of loans. We manage this risk by using currency forward derivatives.

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

Risk Participation Agreements
(Dollars in thousands)

	March 31, 2013	December 31, 2012
Fair value of written RPAs	$(42)	$(42)
Range of remaining terms to maturity (in years)	Less than 1 to 4	Less than 1 to 4
Range of assigned internal risk ratings	2 to 4	2 to 4
Maximum potential amount of future undiscounted payments	$3,983	$4,219
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	63%	64%

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Quarters Ended March 31,
	2013	2012
Gain on derivatives recognized in capital markets products income:
Interest rate contracts	$3,675	$5,522
Foreign exchange contracts	1,349	1,692
Credit contracts	15	135
Total capital markets group derivatives	5,039	7,349
Gain (loss) on other derivatives recognized in other income:
Foreign exchange derivatives	1,013	(182)
Mortgage banking derivatives	(41)	77
Total other derivatives	972	(105)
Total derivatives not designated in hedging relationship	$6,011	$7,244

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	March 31, 2013	December 31, 2012
Commitments to extend credit:
Home equity lines	$148,454	$152,726
Residential 1-4 family construction	37,064	22,682
Commercial real estate, other construction, and land development	585,681	573,252
Commercial and industrial	3,502,109	3,450,491
All other commitments	188,919	199,338
Total commitments to extend credit	$4,462,227	$4,398,489
Letters of credit:
Financial standby	$301,758	$304,413
Performance standby	20,203	23,754
Commercial letters of credit	4,381	3,751
Total letters of credit	$326,342	$331,918

(1)	Includes covered asset commitments of $22.2 million and $23.0 million as of March 31, 2013 and December 31, 2012, respectively.

Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of commitments with an initial term extending beyond one year require regulatory capital support, while commitments of less than one year do not. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of March 31, 2013, we had a reserve for unfunded commitments of $9.1 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors including: the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $2.1 million as of March 31, 2013. We amortize these amounts into income over the commitment period. As of March 31, 2013, standby letters of credit had a remaining weighted-average term of approximately 14 months, with remaining actual lives ranging from less than 1 year to 20 years.

Other Commitments

The Company has unfunded commitments to CRA investments as well as commitments to provide contributions to other investment partnerships totaling $8.4 million at March 31, 2013. Of these commitments, $1.2 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the Consolidated Statements of Financial Condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party vendor to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $3.9 million at March 31, 2013.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of March 31, 2013, we have not recorded any contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. The losses for the three months ended March 31, 2013 arising from limited recourse provisions were not material, and we recorded no losses for the three months ended March 31, 2012. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

Legal Proceedings

As of March 31, 2013, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Securities Available-for-Sale – Securities available-for-sale include U.S. Treasury, collateralized mortgage obligations, residential mortgage-backed securities, state and municipal securities, and foreign sovereign debt. Substantially all available-for-sale securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. U.S. Treasury securities have been classified in level 1 of the valuation hierarchy. All other remaining securities are classified in level 2 of the valuation hierarchy. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from external pricing services, including evaluating pricing service inputs and methodologies, using exception reports based on analytical criteria, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company’s knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from external pricing services based on our validation procedures, we have not altered the fair values ultimately provided by the external pricing services.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at March 31, 2013 and December 31, 2012 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	March 31, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for-sale:
U.S. Treasury	$116,593	$—	$—	$116,593	$115,262	$—	$—	$115,262
U.S. Agencies	—	47,777	—	47,777	—	—	—	—
Collateralized mortgage obligations	—	222,457	—	222,457	—	241,034	—	241,034
Residential mortgage-backed securities	—	823,147	—	823,147	—	868,322	—	868,322
State and municipal securities	—	246,959	—	246,959	—	226,042	—	226,042
Foreign sovereign debt	—	500	—	500	—	500	—	500
Total securities available-for-sale	116,593	1,340,840	—	1,457,433	115,262	1,335,898	—	1,451,160
Mortgage loans held-for-sale	—	35,851	—	35,851	—	39,229	—	39,229
Capital market derivative assets (1)	—	81,039	766	81,805	—	89,382	1,023	90,405
Other assets (2)	—	621	—	621	—	136	—	136
Total assets	$116,593	$1,458,351	$766	$1,575,710	$115,262	$1,464,645	$1,023	$1,580,930
Liabilities:
Capital market derivative liabilities (1)	$—	$84,150	$60	$84,210	$—	$92,969	$60	$93,029
Other liabilities (2)	—	156	—	156	—	247	—	247
Total liabilities	$—	$84,306	$60	$84,366	$—	$93,216	$60	$93,276

(1)	Capital market derivative assets and derivative liabilities include client-related derivatives.

(2)
Other assets and other liabilities include derivatives designated in hedging relationships, derivatives for commitments to fund certain mortgage loans held-for-sale and end-user foreign exchange derivatives.

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2012 and March 31, 2013.

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2012 to March 31, 2013.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Amounts in thousands)

	Quarters Ended March 31,
	2013		2012
	Capital Markets Derivative Assets	Capital Markets Derivative (Liabilities)	Capital Markets Derivative Assets	Capital Markets Derivative (Liabilities)
Balance at beginning of period	$1,023	$(60)	$827	$(32)
Total gains (losses):
Included in earnings (1)	7	19	51	137
Purchases, issuances, sales and settlements:
Issuances	—	(19)	—	—
Settlements	(236)	—	(250)	(136)
Transfers into Level 3 (out of Level 2) (2)	—	—	523	—
Transfers out of Level 3 (into Level 2) (2)	(28)	—	(108)	—
Balance at end of period	$766	$(60)	$1,043	$(31)
Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$7	$19	$53	$138

(1)	Amounts disclosed in this line are included in the Consolidated Statements of Income as capital markets products income for derivatives.

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
(Amounts in thousands)

	March 31, 2013	December 31, 2012
Aggregate fair value	$35,851	$39,229
Difference	(38)	2
Aggregate unpaid principal balance	$35,813	$39,231

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of March 31, 2013, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the quarter ended March 31, 2013 were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the first quarter of 2013 and 2012, and still held at March 31, 2013 and 2012, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Net Losses
	March 31,		For the Quarter Ended March 31,
Financial Assets:	2013	2012	2013	2012
Collateral-dependent impaired loans (1)	$58,238	$100,273	$5,867	$19,215
Covered assets - OREO (2) (3)	1,891	6,313	355	497
OREO (2)	21,254	24,986	4,458	4,522
Total	$81,383	$131,572	$10,680	$24,234

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

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2012 to March 31, 2013.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at March 31, 2013		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$817		Discounted cash flow	Loss factors	5.8-16.3%	9.8%
Risk participation agreements	(860)	(1)	Discounted cash flow	Loss factors	0.0-0.9%	0.5%
OREO	$21,254		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	2.2-48.5%	7.0%	(2)

(1)	Represents fair value of underlying swap.

(2)	Weighted average is calculated based on assets with a property specific adjustment.

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

FHLB stock – The carrying value of FHLB stock approximates fair value as the stock is non-marketable, but can only be sold to the FHLB or another member institution at par.

Loans – The fair value of loans is calculated by discounting estimated cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. Cash flows are estimated by applying contractual payment terms to assumed interest rates. The estimate of maturity is based on contractual terms and includes assumptions that reflect our and the industry’s historical experience with repayments for each loan classification. The estimation is modified, as required, by the effect of current economic and lending conditions, collateral, and other factors.

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

Short-term and secured borrowings – The fair value of FHLB advances with remaining maturities of one year or less is estimated by discounting the obligations using the rates currently offered for borrowings of similar remaining maturities. The fair value of secured borrowings is equal to the value of the loans they are collateralizing. See "Loans" above for further information.

Long-term debt – The fair value of the Company's fixed-rate long-term debt was estimated using the unadjusted publicly-available market price as of period end. The fair value of the Bank's subordinated debt facility, FHLB advances with remaining maturities greater than one year, and the Company's variable-rate junior subordinated debentures is estimated by discounting future cash flows. For the FHLB advances with remaining maturities greater than one year, the Company discounts cash flows using quoted interest rates for similar financial instruments. For the Bank's subordinated debt and the Company's variable-rate junior subordinated debentures, we interpolate a discount rate we believe is appropriate based on quoted interest rates and entity specific adjustments.

Commitments – Given the limited interest rate risk posed by the commitments outstanding at period end due to their variable rate structure, termination clauses provided in the agreements, and the market rate of fees charged, we have deemed the fair value of commitments outstanding to be immaterial.

Financial Instruments
(Amounts in thousands)

	As of March 31, 2013
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$118,583	$118,583	$118,583	$—	$—
Federal funds sold and interest-bearing deposits in banks	203,647	203,647	—	203,647	—
Loans held-for-sale	38,091	38,091	—	38,091	—
Securities available-for-sale	1,457,433	1,457,433	116,593	1,340,840	—
Securities held-to-maturity	959,994	976,125	—	976,125	—
FHLB stock	34,288	34,288	—	34,288	—
Loans, net of allowance for loan losses and unearned fees	9,879,811	9,816,508	—	—	9,816,508
Covered assets, net of allowance for covered loan losses	152,766	177,169	—	—	177,169
Accrued interest receivable	39,205	39,205	—	—	39,205
Investment in BOLI	52,873	52,873	—	—	52,873
Capital markets derivative assets	81,805	81,805	—	81,039	766
Financial Liabilities:
Deposits	$11,392,303	$11,406,255	$—	$8,889,698	$2,516,557
Short-term and secured borrowings	107,775	106,985	—	95,054	11,931
Long-term debt	499,793	499,051	281,920	11,374	205,757
Accrued interest payable	6,787	6,787	—	—	6,787
Capital markets derivative liabilities	84,210	84,210	—	84,150	60

Financial Instruments (Continued) (Amounts in thousands)

	As of December 31, 2012
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$234,308	$234,308	$234,308	$—	$—
Federal funds sold and interest-bearing deposits in banks	707,143	707,143	—	707,143	—
Loans held-for-sale	49,696	49,696	—	49,696	—
Securities available-for-sale	1,451,160	1,451,160	115,262	1,335,898	—
Securities held-to-maturity	863,727	886,774	—	886,774	—
FHLB stock	43,387	43,387	—	43,387	—
Loans, net of allowance for loan losses and unearned fees	9,978,565	9,935,830	—	—	9,935,830
Covered assets, net of allowance for covered loan losses	170,205	194,339	—	—	194,339
Accrued interest receivable	34,832	34,832	—	—	34,832
Investment in BOLI	52,513	52,513	—	—	52,513
Capital markets derivative assets	90,405	90,405	—	89,382	1,023
Financial Liabilities:
Deposits	$12,173,634	$12,188,739	$—	$9,660,550	$2,528,189
Short-term borrowings	5,000	5,107	—	5,107	—
Long-term debt	499,793	505,460	274,023	11,495	219,942
Accrued interest payable	7,141	7,141	—	—	7,141
Capital markets derivative liabilities	93,029	93,029	—	92,969	60
17. OPERATING SEGMENTS

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

The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1, "Summary of Significant Accounting Policies," to the Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated from consolidated results of operations. Financial results for each segment are presented below. For segment reporting purposes, the statement of financial condition of Trust and Investments is included with the Banking segment.

Operating Segments Performance
(Amounts in thousands)

	Quarters Ended March 31,
	Banking		Trust and Investments		Holding Company and Other Adjustments		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012
Net interest income (loss)	$109,399	$108,563	$795	$695	$(7,154)	$(4,882)	$103,040	$104,376
Provision for loan and covered loan losses	10,357	27,701	—	—	—	—	10,357	27,701
Non-interest income	26,002	23,255	4,394	4,219	72	30	30,468	27,504
Non-interest expense	70,972	68,968	4,388	4,686	3,603	6,575	78,963	80,229
Income (loss) before taxes	54,072	35,149	801	228	(10,685)	(11,427)	44,188	23,950
Income tax provision (benefit)	20,779	13,680	316	91	(4,177)	(4,076)	16,918	9,695
Net income (loss)	$33,293	$21,469	$485	$137	$(6,508)	$(7,351)	$27,270	$14,255

	Banking		Holding Company and Other Adjustments(1)		Consolidated
Selected Balances	3/31/2013	12/31/2012	3/31/2013	12/31/2012	3/31/2013	12/31/2012
Assets	$11,832,557	$12,552,897	$1,539,673	$1,504,618	$13,372,230	$14,057,515
Total loans	10,033,803	10,139,982	—	—	10,033,803	10,139,982
Deposits	11,458,759	12,251,614	(66,456)	(77,980)	11,392,303	12,173,634

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

18. VARIABLE INTEREST ENTITIES

At March 31, 2013 and December 31, 2012, the Company had no variable interest entity ("VIE") consolidated in its financial statements.

Nonconsolidated VIEs
(Amounts in thousands)

	March 31, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances	$244,793	$—	$244,793	$—
Community reinvestment investments	2,390	2,640	2,483	2,733
TDRs to commercial clients (1):
Outstanding loan balance	82,090	100,769	113,031	131,724
Related derivative asset	28	28	37	37
Total	$329,301	$103,437	$360,344	$134,494

(1)	Excludes personal loans and loans to non-for-profit entities.

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. ("PrivateBancorp," we or the "Company"), is a Delaware corporation and bank holding company headquartered in Chicago, Illinois. The PrivateBank and Trust Company (the "Bank" or the "PrivateBank"), the bank subsidiary of PrivateBancorp, provides customized business and personal financial services to middle market companies and business owners, executives, entrepreneurs and families in all the markets and communities it serves. As of March 31, 2013, we had 36 offices located in ten states, primarily in the Midwest, with a majority of our business conducted in the greater Chicago market.

We deliver a full spectrum of commercial and personal banking products and services to our clients through our commercial banking, community banking and private wealth businesses. We offer clients a full range of lending, treasury management, capital markets and other banking products to meet their commercial needs, and residential mortgage banking, private banking, trust and investment services to meet their personal needs.

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our 2012 Annual Report on Form 10-K. Results of operations for the quarter ended March 31, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts may constitute forward-looking statements within the meaning of federal securities laws. Forward-looking statements represent management's beliefs and expectations regarding future events, such as our anticipated future financial results, credit quality, revenues, expenses, or other financial items, and the impact of business plans and strategies or legislative or regulatory actions. Forward-looking statements are typically identified by words such as "may," "might," "will," "should," "could," "would," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "project," "potential," or "continue" or other similar words.

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include:

•
unforeseen credit quality problems or further deterioration in problem loans or underlying collateral that could result in charge-offs greater than we have anticipated in our allowance for loan losses;

•	slower than anticipated dispositions of other real estate owned or declines in real estate values which may result in increased losses and ongoing elevated foreclosed property expense;

•
continued uncertainty regarding U.S. and global economic recovery and economic outlook that may impact market conditions and credit quality or prolong weakness in demand for loans or other banking products and services;

•	unanticipated developments in the timing or closing of pending or prospective loan transactions or greater than expected paydowns or payoffs of existing loans;

•	unanticipated changes in interest rates;

•	competitive pricing trends;

•	lack of sufficient or cost-effective sources of liquidity or funding as and when needed;

•	loss of key personnel or an inability to recruit and retain appropriate talent;

•	uncertainty relating to proposed regulatory capital rules that could, depending on the nature of our balance sheet, require us to maintain higher levels of regulatory capital;

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

Forward-looking statements are subject to risks, assumptions and uncertainties and could be significantly affected by many factors, including those set forth in the "Risk Factors" section of our Form 10-K for the year ended December 31, 2012, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-Q as well as those set forth in our subsequent periodic reports filed with the SEC. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Forward-looking statements speak only as of the date they are made and we assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

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

Our most significant accounting policies are presented in Note 1, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, income taxes and fair value measurements are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

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

If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses. Impaired loans exceeding $500,000 are evaluated individually, while loans less than $500,000 are evaluated as pools using historical loss experience, as well as management’s loss expectations, for the respective asset class and product type. Of total impaired loans of $175.2 million at March 31, 2013, 89% had balances in excess of $500,000.

All impaired loans and their related reserves are reviewed and updated each quarter. Any impaired loan for which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination is made.

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one year old, a new appraisal is obtained on the underlying collateral. The Company generally obtains "as is" appraisal values for use in the evaluation of collateral-dependent impaired loans. Appraisals for loans in excess of $500,000 are updated with a new independent appraisal at least annually and are formally reviewed by our internal appraisal department upon receipt of a new appraisal as well as at the six-month interval between the independent appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either internally adjusted downward or a new appraisal is required to support the value of the impaired loan. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at March 31, 2013.

To determine the general allocated component of the allowance for loan losses, we segregate loans by vintage ("transformational" and "legacy") and product type (e.g., commercial, commercial real estate) because of observable similarities in the historical performance experience of loans underwritten by these business units. In general, loans originated by the business units that existed prior to the strategic changes of the Company in 2007 are considered "legacy" loans. Loans originated by a business unit that was established in connection with or following the strategic business transformation plan are considered "transformational" loans. Renewals or restructurings of legacy loans may continue to be evaluated as legacy loans depending on the structure or defining characteristics of the new transaction. The Company has implemented a line of business model that has reorganized the legacy business units so that after 2009, all new loan originations are considered transformational.

The methodology produces an estimated range of potential loss exposure for the product types within each vintage. We consider the appropriate balance of the general allocated component of the reserve in relation to a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the basic allowance framework as well as market and economic data and management judgment. In certain instances, these additional factors and judgments may lead management to conclude that the appropriate level of the reserve is outside the range determined through the basic allowance framework.

Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans; estimated losses on pools of homogeneous loans based on historical loss experience, risk ratings, product type, and vintage; and consideration of current economic trends and portfolio attributes, all of which may be susceptible to significant change. For instance, loss rates in our allowance methodology typically reflect the Company’s more recent loss experience, by product, on a trailing twelve or eighteen month basis. These loss rates consider both cumulative charge-offs and other real estate owned ("OREO") valuation adjustments over the period in the individual product categories that constitute our allowance. Default estimates use a multi-year originating vintage and rating approach. In addition, we compare current model-derived and historically-established reserve levels to recent charge-off trends and history in considering the appropriate final level of reserve at each product level.

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

In conjunction with our annual goodwill impairment test performed as of October 31, 2012, we did not elect to perform a qualitative assessment and chose to proceed with the quantitative two-step test. As a result of our step one analysis, the Company determined that the fair value of both the Banking and Trust and Investments reporting units exceeded their respective carrying amounts. As such, both of the Company's reporting units with allocated goodwill "passed" step one of the goodwill impairment test, and no further analysis was required to support the conclusion that goodwill was not impaired as of October 31, 2012. The Banking reporting unit's fair value exceeded its carrying amount by 15%, while the Trust and Investments reporting unit's fair value exceeded its carrying amount by approximately 135%. The Company is not aware of any events or circumstances subsequent to its annual goodwill impairment testing date of October 31, 2012 that would indicate impairment of goodwill at March 31, 2013.

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

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the first quarter 2013, there were no events or circumstances to indicate that there may be impairment of intangible assets. The Company's intangible assets include core deposit premiums, client relationship, and assembled workforce intangibles. All of these intangible assets have finite lives and are amortized over varying periods not exceeding 15 years.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of "more likely than not." In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at March 31, 2013. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of March 31, 2013, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretations of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At March 31, 2013, we had $148,000 of tax reserves established relating to uncertain tax positions that would favorably affect the Company's effective tax rate if recognized in future periods.

For additional discussion of income taxes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes," Note 13 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q, and Notes 1 and 15 of "Notes to Consolidated Financial Statements" in our 2012 Annual Report on Form 10-K.

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

Judgment is required to determine whether certain assets measured at fair value are included in Level 2 or Level 3. When making this judgment, we consider the information available to us, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. Classification of Level 2 or Level 3 is based upon the specific facts and circumstances of each instrument or instrument category and judgments are made regarding the significance of the Level 3 inputs to the instrument's fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3.

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

FIRST QUARTER OVERVIEW

We reported net income available to common stockholders of $27.3 million for the first quarter 2013, or $0.35 per diluted share compared to $10.8 million, or $0.15 per diluted share reported for the first quarter 2012. Return on average common equity and return on average assets for first quarter 2013 were 9.01% and 0.81%, respectively, compared to 4.05% and 0.46%, respectively, for first quarter 2012. The increase in 2013 earnings was driven by improvements in asset quality trends over the past year resulting in lower provision for loan losses as well as reduced net foreclosed property expense (which was primarily attributable to lower loss on OREO sales compared to the prior year period) and lower insurance expense. While lower than the prior year quarter, net foreclosed property expense remains elevated and may fluctuate from quarter to quarter. We may also experience movement in the provision for loan losses each quarter. Operating profit increased $3.0 million or 6% in first quarter 2013 compared to the prior year period benefiting from an 11% increase in non-interest income while non-interest expense remained relatively flat for first quarter 2013 compared to the prior year period. Our efficiency ratio was 58.8% for first quarter 2013, improved from 60.5% for first quarter 2012.

In fourth quarter 2012 we restructured our capital base when we repurchased all of the $243.8 million of TARP preferred stock issued in 2009 to the U.S. Treasury using $191.1 million in net proceeds from two separate underwritten public offerings ($75 million common stock offering and $125 million 7.125% subordinated debentures offering), together with existing cash resources. While our cost of funds and net interest margin are adversely impacted by the interest expense associated with the subordinated debt issuance, taken together, the debt issuance and preferred stock redemption benefited net income available to common stockholders as $13.6 million of annual dividends and accretion was eliminated and we now have annual after-tax interest expense of $5.5 million related to the newly issued debt. The restructuring also benefited earnings per share, taking into account a greater number of common shares outstanding.

Net interest income for first quarter 2013 was relatively flat compared to first quarter 2012 as the increase in average interest-earnings assets was offset by interest rate spread compression. Further, net interest income in the current quarter was impacted by the inclusion of $2.2 million of interest expense on the subordinated debt issued in October 2012 as discussed above. Net interest margin declined 34 basis points to 3.19% for the first quarter 2013 compared to 3.53% for the first quarter 2012 as higher average interest-earning asset balances and the downward repricing of deposits were more than offset by lower investment and loan yields as well as increased excess liquidity compared to the prior year quarter. Competitive pricing conditions in certain of our markets, a change in the loan mix and lower market interest rates led to the reduced yields on the loan and investment portfolios. With approximately 93% of our loan portfolio comprised of variable rate loans, the majority of which are tied to short-term LIBOR, the asset/liability position of our balance sheet is asset sensitive and we expect our net interest margin to benefit when short-term interest rates rise.

Overall asset quality continued to improve during first quarter 2013 with nonperforming assets declining 8% from December 31, 2012. Nonperforming assets to total assets were 1.51% at March 31, 2013, compared to 1.57% at December 31, 2012. Nonperforming loans declined 7% and early stage problem loans declined 10% from levels at December 31, 2012. Our allowance for loan losses as a percentage of total loans declined to 1.53% at March 31, 2013, compared to 1.59% at December 31, 2012, reflecting overall improvement in asset quality, the reduced requirement for specific reserves and lower charge-offs. Compared to first quarter 2012, net charge-offs in the first quarter 2013 were $17.8 million lower and the provision for loan losses declined by $17.5 million. During the first quarter 2013, we disposed of $28 million in problem assets. Based on ongoing workout and disposition activity, we expect further reduction in nonperforming assets in the near term.

After strong loan growth during fourth quarter 2012, when total loans increased 5%, or $514.6 million, we experienced less loan activity in first quarter 2013 in a highly competitive market. For first quarter 2013, total loans decreased $106.2 million, or 1%, from December 31, 2012 with reductions in the commercial real estate portfolio partially offset by growth in the commercial and industrial portfolio. Competition remains strong on both pricing and structure, but based on our current pipeline of pending transactions and new prospects, we expect stronger loan activity in the second quarter as we remain focused on selectivity and discipline to grow and deepen profitable client relationships. Success in driving future net loan growth is likely to be key to growing net interest income in the foreseeable future as we expect that continued competitiveness in our markets may lead to further net interest margin compression.

Both first quarter 2013 and fourth quarter 2012 had significant deposit activity. While deposits increased 7%, or $814.2 million, during fourth quarter 2012, total deposits at March 31, 2013 decreased by $781.3 million to $11.4 billion from year end 2012 primarily driven by reductions in non-interest bearing deposits. We saw some outflow of deposits as clients utilized cash in the normal course of business, as well as expected outflows related to the expiration of unlimited deposit insurance guarantee. Deposits at March 31, 2013 are slightly up from levels at September 30, 2012 and $969.6 million higher than a year ago. At March 31, 2013, the deposit to loan ratio was 113.5% compared to 120.1% at December 31, 2012 and 113.0% at March 31, 2012. Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts which are typically larger than retail accounts and are heavily influenced by the cash positions of our commercial middle market clients which will fluctuate based on their business needs.

Please refer to the remaining sections of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for greater discussion of the various components of our 2013 performance, statement of financial condition and liquidity.

The following table presents selected quarterly financial data highlighting operating performance trends over the past year.

Table 1
Consolidated Financial Highlights
(Dollars in thousands, except per share data)

	As of and for the Quarters Ended
	2013	2012
	March 31	December 31	September 30	June 30	March 31
Selected Operating Statistics
Net income	$27,270	$23,083	$23,054	$17,504	$14,255
Net income available to common stockholders	$27,270	$20,040	$19,607	$14,062	$10,819
Effective tax rate	38.3%	42.0%	39.3%	43.0%	40.5%
Net interest income	$103,040	$104,803	$105,408	$105,346	$104,376
Fee revenue (1)	29,827	29,263	28,048	26,536	27,399
Net revenue (2)	134,292	135,022	133,974	132,291	132,560
Operating profit (2)	55,329	53,707	52,244	48,433	52,331
Provision for loan losses (3)	10,148	12,597	13,241	17,403	27,635
Per Share Data
Basic earnings per share	$0.35	$0.26	$0.27	$0.19	$0.15
Diluted earnings per share	0.35	0.26	0.27	0.19	0.15
Tangible book value at period end (2)(4)	$14.49	$14.26	$14.00	$13.59	$13.29
Dividend payout ratio	2.86%	3.85%	3.70%	5.26%	6.67%
Performance Ratios
Return on average common equity	9.01%	6.64%	7.00%	5.18%	4.05%
Return on average assets	0.81%	0.67%	0.70%	0.55%	0.46%
Return on average tangible common equity (2)	10.04%	7.45%	7.91%	5.92%	4.68%
Net interest margin (2)	3.19%	3.16%	3.35%	3.46%	3.53%
Efficiency ratio (2)(5)	58.80%	60.22%	61.00%	63.39%	60.52%
Credit Quality (3)
Total nonperforming loans to total loans	1.28%	1.37%	1.87%	2.22%	2.53%
Total nonperforming assets to total assets	1.51%	1.57%	2.09%	2.47%	2.83%
Allowance for loan losses to total loans	1.53%	1.59%	1.73%	1.85%	1.99%
Balance Sheet Highlights
Total assets	$13,372,230	$14,057,515	$13,278,554	$12,942,176	$12,623,164
Average earning assets	13,026,571	13,115,687	12,420,769	12,148,279	11,796,499
Loans (3)	10,033,803	10,139,982	9,625,421	9,436,235	9,222,253
Allowance for loan losses (3)	(153,992)	(161,417)	(166,859)	(174,302)	(183,844)
Deposits	11,392,303	12,173,634	11,359,440	10,734,530	10,422,712
Noninterest-bearing deposits	2,756,879	3,690,340	3,295,568	2,920,182	3,054,536
Brokered time deposits	$983,625	$993,455	$1,290,796	$1,484,435	$961,481
Deposits to loans (3)	113.54%	120.06%	118.01%	113.76%	113.02%

	As of
	2013	2012
	March 31	December 31	September 30	June 30	March 31
Capital Ratios
Total risk-based capital	13.58%	13.17%	13.90%	14.12%	14.20%
Tier 1 risk-based capital	10.90%	10.51%	12.24%	12.25%	12.31%
Tier 1 leverage ratio	9.81%	9.50%	11.15%	11.20%	11.35%
Tier 1 common equity to risk-weighted assets (2)(6)	8.89%	8.52%	8.12%	8.05%	8.04%
Tangible common equity to tangible assets (2)(7)	8.48%	7.88%	7.70%	7.67%	7.69%

(1)	Computed as total non-interest income less net securities gains (losses).

(2)	This is a non-U.S. GAAP financial measure. Refer to Table 32 for a reconciliation from non-U.S. GAAP to U.S. GAAP.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income equals the excess of interest income plus fees earned on interest-earning assets over interest expense incurred on interest-bearing liabilities. Interest income also includes discount accretion or premium amortization on covered loans and certain amounts related to risk management interest rate swaps that qualify as cash flow hedges. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income.

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

The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in Note 1 of "Notes to Consolidated Financial Statements" contained in our 2012 Annual Report on Form 10-K.

For purposes of this discussion, net interest income and any ratios or metrics that include net interest income as a component, such as net interest margin, have been adjusted to a fully tax-equivalent basis to more appropriately reflect the impact of returns on certain tax-exempt securities.

Table 2
Effect of Tax-Equivalent Adjustment
(Dollars in thousands)

	Quarters Ended March 31,
	2013	2012	% Change
Net interest income (U.S. GAAP)	$103,040	$104,376	-1
Tax-equivalent adjustment	784	680	15
Tax-equivalent net interest income	$103,824	$105,056	-1

Table 3 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 2013 and 2012. The table also presents the trend in net interest margin on a quarterly basis for 2013 and 2012, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, the table details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume and rate changes. Interest income and yields are presented on a tax-equivalent basis assuming a federal income tax rate of 35%, through inclusion of the tax-equivalent adjustment presented in Table 2 above.

Quarter ended March 31, 2013 compared to quarter ended March 31, 2012

Table 3
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Quarters Ended March 31,						Attribution of Change in Net Interest Income (1)
	2013			2012
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$335,916	$208	0.25%	$211,343	$132	0.25%	$77	$(1)	$76
Securities:
Taxable	2,106,304	12,822	2.44%	2,056,727	15,258	2.97%	360	(2,796)	(2,436)
Tax-exempt (3)	220,522	2,286	4.15%	152,412	1,980	5.20%	762	(456)	306
Total securities	2,326,826	15,108	2.60%	2,209,139	17,238	3.12%	1,122	(3,252)	(2,130)
FHLB stock	38,129	90	0.94%	40,695	122	1.19%	(8)	(24)	(32)
Loans, excluding covered assets :
Commercial	6,529,029	71,256	4.37%	5,443,925	63,910	4.64%	12,077	(4,731)	7,346
Commercial real estate	2,651,132	25,392	3.83%	2,598,139	27,715	4.22%	556	(2,879)	(2,323)
Construction	188,211	1,953	4.15%	279,343	2,611	3.70%	(922)	264	(658)
Residential	406,091	3,762	3.71%	338,144	3,619	4.28%	668	(525)	143
Personal and home equity	389,395	3,206	3.34%	411,152	3,732	3.65%	(190)	(336)	(526)
Total loans, excluding covered assets(4)	10,163,858	105,569	4.16%	9,070,703	101,587	4.44%	12,189	(8,207)	3,982
Total interest-earning assets before covered assets (3)	12,864,729	120,975	3.76%	11,531,880	119,079	4.10%	13,380	(11,484)	1,896
Covered assets (5)	161,842	1,218	3.02%	264,619	1,952	2.93%	(772)	38	(734)
Total interest-earning assets (3)	13,026,571	$122,193	3.75%	11,796,499	$121,031	4.07%	$12,608	$(11,446)	$1,162
Cash and due from banks	142,925			141,317
Allowance for loan and covered loan losses	(188,894)			(224,071)
Other assets	636,726			731,771
Total assets	$13,617,328			$12,445,516
Liabilities and Equity:
Interest-bearing demand deposits	$1,264,740	$1,115	0.36%	$654,791	$636	0.39%	$543	$(64)	$479
Savings deposits	274,310	164	0.24%	218,145	156	0.29%	36	(28)	8
Money market accounts	4,566,766	4,235	0.38%	4,199,855	4,446	0.43%	368	(579)	(211)
Time deposits	1,525,931	3,936	1.05%	1,352,361	3,933	1.17%	475	(472)	3
Brokered time deposits	1,000,613	1,193	0.48%	811,069	1,084	0.54%	235	(126)	109
Total interest-bearing deposits	8,632,360	10,643	0.50%	7,236,221	10,255	0.57%	1,657	(1,269)	388
Short-term and secured borrowings	92,906	118	0.51%	265,205	142	0.21%	(133)	109	(24)
Long-term debt	499,793	7,608	6.09%	379,793	5,578	5.85%	1,820	210	2,030
Total interest-bearing liabilities	9,225,059	18,369	0.80%	7,881,219	15,975	0.81%	3,344	(950)	2,394
Noninterest-bearing demand deposits	3,005,007			3,054,679
Other liabilities	159,634			194,262
Equity	1,227,628			1,315,356
Total liabilities and equity	$13,617,328			$12,445,516
Net interest spread			2.95%			3.26%
Effect of noninterest-bearing funds			0.24%			0.27%
Net interest income/margin (3)		$103,824	3.19%		$105,056	3.53%	$9,264	$(10,496)	$(1,232)

(footnotes on following page)

Table 3 Net Interest Income and Margin Analysis (Continued) (Dollars in thousands)

	Quarterly Net Interest Margin Trend
	2013	2012
	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	3.75%	3.71%	3.88%	3.99%	4.07%
Cost of interest-bearing liabilities	0.80%	0.83%	0.79%	0.78%	0.81%
Net interest margin (3)	3.19%	3.16%	3.35%	3.46%	3.53%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $5.1 million and $7.2 million in loan fees for the quarters ended March 31, 2013 and 2012, respectively.

(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 2 for a reconciliation of the effect of the tax-equivalent adjustment.

(4)
Average loans on a nonaccrual basis for the recognition of interest income totaled $137.0 million and $256.8 million for the quarters ended March 31, 2013 and 2012, respectively, and are included in loans for purposes of this analysis. Interest foregone on impaired loans was estimated to be approximately $1.4 million and $2.8 million for the quarters ended March 31, 2013 and 2012, respectively, and was based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation ("FDIC") assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

Net interest income on a tax-equivalent basis declined $1.2 million, or 1%, to $103.8 million in the first quarter 2013 compared to $105.1 million for the first quarter 2012. As shown in the table above, the benefit from higher average interest-earning asset balances was largely offset by lower yields, resulting in a net increase to tax-equivalent interest income of $1.2 million as compared to the first quarter 2012. Average interest-earning assets grew largely due to a $1.1 billion increase in average commercial loan balances from the prior year period. We continued to shift the mix of our loan portfolio toward commercial loans, which generally provide higher yields than our current commercial real estate lending. In comparison, average commercial real estate loans grew by $53.0 million and average construction loans declined by $91.1 million from the first quarter 2012. Competitive pricing pressures and the low interest rate environment led to lower yields on the loan and investment portfolios. Interest expense was up $2.4 million compared to the first quarter 2012 primarily due to interest expense of $2.2 million on subordinated debt issued in October 2012 in connection with our repayment of TARP, offset by a slight downward repricing of deposits. Average interest-bearing deposits grew $1.4 billion from the prior year period, primarily due to increases in average interest-bearing demand deposits and money market accounts. Change in the interest expense from higher deposit balances was largely offset by a seven basis point decline in interest-bearing deposit yields.

Net interest margin was 3.19% for the first quarter 2013, down 34 basis points from 3.53% for the first quarter 2012. Lower yields on loans and securities, as mentioned above, reduced net interest margin as compared to the prior year quarter. As of March 31, 2013 and 2012, approximately 70% and 62%, respectively, of our loan portfolio was tied to short-term LIBOR. Reductions in these short-term rates from the first quarter 2012 reduced loan yields by approximately three basis points. Our cost of interest-bearing funds remained relatively flat as compared to the first quarter 2012, as the decline in the interest rate paid on interest-bearing deposits was offset by increases in interest rates paid on short-term and long-term borrowings as compared to the prior year period. Average noninterest-bearing deposits and average equity, our principal sources of noninterest-bearing funds, declined in total by $137.4 million from the first quarter 2012. As shown in the table above, the effect of noninterest-bearing funds on net interest margin was three basis points lower than in the year ago period. The $2.2 million interest expense on the subordinated debt issued in connection with the TARP repayment negatively impacted net interest margin by nine basis points for first quarter 2013.

On a sequential quarter basis, net interest margin for first quarter 2013 of 3.19% increased three basis points from 3.16% for fourth quarter 2012. First quarter 2013 net interest margin benefited 11 basis points from lower cash balances at the Federal Reserve, as we experienced some outflow of deposits due to client activity in the normal course of business, and some reductions related to the expiration of the unlimited FDIC deposit insurance on noninterest-bearing deposit accounts at December 31, 2012. Net interest margin for the first quarter 2013 also benefited from a three basis point reduction in the cost of funds from deposit repricing. However, first quarter 2013 net interest margin was also impacted by a six basis point decline in loan yields, reflecting competitive pricing pressures, as well as lower noninterest-bearing deposits.

Our net interest margin has been affected by pricing compression resulting from heightened competition in our target markets, due to low loan demand levels in the uncertain economic climate. Competition and low interest rates are negatively affecting loan and investment yields, a trend likely to continue for the foreseeable future. We continue to employ a disciplined approach to pricing and structuring new credit opportunities, investing in relationships that we believe will be profitable for the long-term and provide cross-sell opportunities. This approach may result in uneven loan growth over the course of a year. We do not anticipate significant benefit to net interest margin in the near term from downward repricing of deposits.

Provision for loan losses

The provision for loan losses, excluding the provision for covered loans, was $10.1 million for the quarter ended March 31, 2013, down from $27.6 million for the same period in 2012. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The current period provision benefited from continuing improvement in credit quality, particularly the 10% decline in early stage problem loans since December 31, 2012. In addition, the lower provision for loan loss was the result of the reduced requirement for specific reserves, and lower charge-offs. Net charge-offs were $17.6 million in the first quarter 2013 compared to $35.4 million for the same period in 2012. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see "Critical Accounting Policies" and "Credit Quality Management and Allowance for Loan Losses."

Provision for covered loan losses

For the quarters ended March 31, 2013 and 2012, the provision for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement totaled $209,000 and $66,000, respectively. The provision for covered loan losses represents the 20% portion of expected losses on covered loans that would not be subject to reimbursement by the FDIC. For further information regarding the FDIC-assisted transaction, see "Covered Assets."

Non-interest Income

Non-interest income is derived from a number of sources related to our banking activities, including mortgage banking income, fees from our Trust and Investments business, the sale of derivative products to clients through our capital markets group, treasury management fees, loan and credit-related fees and syndication fees. The following table presents a break-out of these multiple sources of revenue.

Table 4
Non-interest Income Analysis
(Dollars in thousands)

	Quarters Ended March 31,
	2013	2012	% Change
Trust and investments	$4,394	$4,219	4
Mortgage banking	4,170	2,663	57
Capital markets products	5,039	7,349	-31
Treasury management	5,924	5,154	15
Loan, letter of credit and commitment fees	4,077	4,364	-7
Syndication fees	3,832	2,163	77
Deposit service charges and fees and other income	2,391	1,487	61
Subtotal fee revenue	29,827	27,399	9
Net securities gains	641	105	510
Total non-interest income	$30,468	$27,504	11

Non-interest income for first quarter 2013 totaled $30.5 million, increasing $3.0 million, or 11%, compared to first quarter 2012 with growth in all major fee revenue categories excluding capital markets and loan, letter of credit and commitment fees. Excluding net securities gains, non-interest income grew $2.4 million, or 9%, to $29.8 million, compared to $27.4 million for first quarter 2012.

Assets under management and administration (“AUMA”) grew 6% to $5.5 billion at March 31, 2013 compared to $5.2 billion at December 31, 2012 primarily due to improved market performance, new client relationships (which helped increase managed assets), and an increase to core custodial assets during the first quarter 2013. Together, these factors drove an increase in managed and core custody assets of $225.9 million and $93.2 million, respectively, during the first quarter 2013. Compared to the prior year first quarter, AUMA increased by $635.3 million, driven by increases to managed and core custody assets, offset partially by a reduction in AUMA due to the departure of two relationship managers from our investment management subsidiary in second quarter 2012. Qualified custodian assets were relatively flat in first quarter 2013 compared to the prior quarter and were down slightly compared to first quarter 2012. The pricing of trust and investment fees varies depending on the type of client assets we hold. Fees earned on "qualified custodian" and escrow assets are typically flat fees. They are significantly lower than fees recognized on standard custody and managed assets, which are generally based on a percentage of the market value of the assets on the last day of the prior quarter or month and are therefore subject to fluctuations with market changes.

Trust and investment fee revenue increased by $175,000, or 4%, from first quarter 2012. Managed assets as a percentage of total AUMA were 56% and 58% as of March 31, 2013 and 2012, respectively, and fees relating to those assets represented 90% of total trust and investment fees for the first quarters of 2013 and 2012, respectively.

Revenue from our mortgage banking business, which includes gains on loans sold and certain mortgage related loan fees, increased to $4.2 million, compared to $2.7 million for first quarter 2012. The current quarter increase resulted from the completion of a higher volume of loan sales related to the peak application period in late 2012, driven by the low interest rate environment. Loans sold in the secondary market generated gains of $3.4 million in first quarter 2013 compared to $2.4 million for the prior year period. Since first quarter 2012, we expanded our mortgage banking staff, including the addition of several specialized reverse mortgage originators.

Capital markets products income declined $2.3 million, or 31%, from first quarter 2012 and included a positive $246,000 credit valuation adjustment ("CVA") compared to a positive CVA of $19,000 for the first quarter 2012. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income declined $2.5 million, or 35%, compared to first quarter 2012. The current period decline was attributable to fewer large transactions compared to the prior year quarter, a lower level of loan origination-related swap activity and to a lesser extent, pricing compression. Our capital markets business opportunities are sensitive to the level of loan originations and our clients' interest rate expectations.

Treasury management income increased $770,000, or 15%, from first quarter 2012. Revenue growth for these services is closely correlated with the acquisition of new middle market lending clients, though often subject to a three-to-six month implementation lag. The current quarter increase reflects the on-boarding of new clients as a result of ongoing success in cross-selling treasury management services to new commercial clients and, to a lesser extent, a decrease in our earnings credit rate (the rate applied to balances maintained in the client's deposit account to offset activity charges) in the latter part of 2012. Treasury management fees are also impacted by client choices regarding whether they pay the fees directly or through account analysis (i.e. earnings credit rate on the client's balances). During the first quarter 2013, certain clients changed their payment method, contributing to the increase.

Loan, letter of credit and commitment fees declined $287,000, or 7%, from first quarter 2012, due to lower origination activity as well as a greater amount of fees in the current quarter deferred and amortized over the term of the commitment. Unused commitment fees declined $92,000 from the prior year quarter. The majority of our unused commitment fees related to revolving facilities, which at March 31, 2013 totaled $7.1 billion, of which $4.0 billion were unused. In comparison, at March 31, 2012, commitments related to revolving facilities totaled $6.8 billion, of which $3.8 billion were unused.

Syndication fees increased $1.7 million or 77% from first quarter 2012. The current quarter increase is attributable to a greater amount of fees recognized on a higher volume of transactions and improved pricing from both planned and opportunistic transactions related to the high level of fourth quarter 2012 loan origination activity and first quarter 2013 deals. Syndication fees tend to fluctuate period to period depending on market conditions, loan origination trends, internal growth targets and risk guidelines.

Deposit service charges and fees and other income increased $904,000 in first quarter 2013, or 61%, from first quarter 2012 primarily due to the recognition of a $1.1 million gain on loan disposition offset by a $119,000 reduction in card-based interchange fees, which was attributable to new fee limits required under the Dodd-Frank Act. The gain on loan disposition during the quarter resulted from the resolution of a problem credit where we acquired certain loan participation interests at a discount from other lenders in order to facilitate the loan workout.

Non-interest Expense

Table 5
Non-interest Expense Analysis
(Dollars in thousands)

	Quarters Ended March 31,
	2013	2012	% Change
Compensation expense:
Salaries and wages	$24,015	$23,174	4
Share-based costs	2,863	4,569	-37
Incentive compensation, retirement costs and other employee benefits	16,262	14,955	9
Total compensation expense	43,140	42,698	1
Net occupancy expense	7,534	7,679	-2
Technology and related costs	3,464	3,296	5
Marketing	2,317	2,160	7
Professional services	1,899	1,957	-3
Outsourced servicing costs	1,634	1,710	-4
Net foreclosed property expense	6,643	8,235	-19
Postage, telephone, and delivery	843	869	-3
Insurance	2,539	4,305	-41
Loan and collection	2,777	3,157	-12
Other expenses	6,173	4,163	48
Total non-interest expense	$78,963	$80,229	-2
Full-time equivalent ("FTE") employees at period end	1,099	1,053	4
Operating efficiency ratios:
Non-interest expense to average assets	2.35%	2.59%
Net overhead ratio (1)	1.44%	1.70%
Efficiency ratio (2)	58.80%	60.52%

(1)	Computed as non-interest expense, less non-interest income, annualized, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 32, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

Non-interest expense declined by $1.3 million, or 2%, for first quarter 2013 as compared to first quarter 2012. Current quarter reductions in deposit insurance costs, share-based compensation costs and net foreclosed property expense more than offset higher other expenses, which included a $722,000 loss on CRA-related investments and $1.7 million provision for unfunded commitments in the current quarter, compared to a $933,000 provision in the year ago quarter.

Compensation expense increased overall by $442,000, or 1%, from first quarter 2012. Salary and wages expenses were up by $841,000, or 4%, primarily due to an increase of 46 FTEs since March 31, 2012, 11 of which were commissioned-based mortgage employees, as well as a partial quarter of 2013's annual compensation adjustments.

Share-based costs declined by $1.7 million, or 37%, from first quarter 2012 due to certain significant share-based compensation awards made in 2007 and 2008 that were fully amortized in December 2012. The awards were made in connection with numerous new hires of key employees as part of our strategic transformation that we initiated in 2007. Expenses relating to such awards were $2.4 million in first quarter 2012 and $2.9 million in fourth quarter 2012. The related reduction in share-based costs in first quarter 2013 was partially offset by additional expense recognition relating to equity awards granted in February 2013 as part of the Company's 2012 annual incentive and 2013 long-term incentive programs. The Company's improved performance in 2012 and the increase in the number of FTEs receiving awards in early 2013 added approximately $541,000 to share-based costs in first quarter 2013. Our current equity grant programs commenced in February 2011 when we began annual grants with three-year vesting schedules. With the third of such annual grants made during the first quarter of 2013, we expect to reach a more normal run rate on our equity programs in the second quarter of this year.

Incentive compensation, retirement costs and other employee benefits were up $1.3 million, or 9%, compared to first quarter 2012 principally due to higher incentive compensation related to improved Company performance on a higher FTE base, the inclusion of certain executives in the incentive program which were restricted in the prior year due to TARP incentive limitations, and higher mortgage incentives linked to fee-based revenues. These incentive cost increases were partially offset by lower capital market incentives in first quarter 2013 compared to the prior year first quarter. In addition, and as typically experienced in the first quarter of the year, payroll taxes and 401(k) contributions were higher in the current quarter compared to the prior year period driven by a higher level of 2012 incentives paid in early 2013 compared to the prior year period. We anticipate total compensation expense will decrease for second quarter 2013 compared to first quarter 2013 due to lower payroll taxes and 401(k) contributions, partially offset by a full quarter's recognition of annual compensation adjustments and share-based compensation costs on equity awards issued in first quarter 2013.

Technology and related costs increased $168,000, or 5%, compared to first quarter 2012 and was primarily due to a contractual increase from our mainframe data processor and higher volumes in transaction-based data processing fees for client-based loan, deposit, and wire services.

Marketing expenses increased $157,000, or 7%, compared to first quarter 2012 as a result of higher client development costs and corporate contributions.

Professional services expense, which includes fees paid for legal, accounting, and consulting services, declined $58,000, or 3%, from first quarter 2012, primarily due to lower audit and accounting expense and an overall decrease in the use of consultants during the quarter.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, and property ownership costs associated with the maintenance of OREO, declined $1.6 million, or 19%, compared to first quarter 2012. The current quarter decrease was primarily due to a $1.4 million reduction in net losses on sales of OREO and a $728,000 decrease in property ownership costs, such as property management and real estate taxes, as total OREO declined 40% from $123.5 million at March 31, 2012 to $73.9 million at March 31, 2013. Net losses on sale were $764,000 on $9.8 million of OREO sold in first quarter 2013, as compared to net losses of $2.1 million on $11.2 million of OREO sold in first quarter 2012. Expenses related to OREO writedowns also decreased in first quarter 2013 compared to the same period in the prior year. As the number of OREO properties decline, we anticipate that a decline in net foreclosed property costs will follow. Refer to the "Foreclosed Real Estate" discussion in the "Loan Portfolio and Credit Quality" section below for more information regarding our OREO portfolio and valuation process.

Insurance expense declined $1.8 million, or 41%, from first quarter 2012 and was primarily due to a $710,000 refund in previously paid deposit insurance assessments due to clarification of deposit classification rules under the assessment model. In addition, improving credit quality, deposit growth and increased liquidity compared to levels at March 31, 2012 resulted in lower current quarter assessments.

Loan and collection expense, which consists of certain non-reimbursable costs associated with loan origination and servicing activities and loan remediation costs of problem loans, declined $380,000, or 12%, from first quarter 2012. At March 31, 2013, non-workout related loan costs represented 68% of total loan and collection expense and were up 26% compared to the prior year period due to higher non-reimbursable mortgage origination costs in connection with greater refinancing volumes. Costs related to loan remediation activities declined $768,000, or 46%, primarily due to the overall reduction in nonperforming loans.

Other expenses increased $2.0 million, or 48%, from first quarter 2012. Other expenses include various categories such as bank charges, costs associated with the CDARS® product offering, intangible asset amortization, education-related costs, subscriptions, provision for unfunded commitments, and miscellaneous losses and expenses. The increase was primarily due to a $790,000 higher provision for unfunded commitments in first quarter 2013 as compared to first quarter 2012. In addition, other expenses for first quarter 2013 included $111,000 higher amortization of intangible assets and $722,000 in losses related to our CRA investments.

Our efficiency ratio was 58.80% for first quarter 2013, improving from 60.5% for first quarter 2012.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. For the quarter ended March 31, 2013, we recorded an income tax provision of $16.9 million on pre-tax income of $44.2 million (equal to a 38.3% effective tax rate) compared to an income tax provision of $9.7 million on pre-tax income of $24.0 million for the quarter ended March 31, 2012 (equal to a 40.5% effective tax rate).

The decrease in our effective tax rate in the first quarter 2013 compared to the first quarter 2012 was primarily due to the restoration of tax benefits for executive compensation due to our emergence from TARP. On a sequential quarter basis, the first quarter effective tax rate of 38.3% declined from 42.0% in the fourth quarter 2012 primarily due to increased tax benefits resulting from the repayment of TARP and the absence of tax charges associated with stock-based compensation granted at higher stock valuations, as the final vesting of equity awards granted in 2007 and 2008 occurred in the fourth quarter 2012.

Net deferred tax assets totaled $83.0 million at March 31, 2013. We have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that the Company has cumulative book income for financial statement purposes at March 31, 2013, measured on a trailing three-year basis. In addition, we considered the Company's recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

At March 31, 2013, we had approximately $13.5 million of deferred tax assets that relate to equity compensation awards, including both unexercised stock options and unvested restricted shares. In both cases, the deferred tax assets may not be fully realized in future periods primarily due to stock price valuation. Currently, most of our stock options are "out of the money" with an exercise price above our current stock price. Depending in part on changes in our stock price, we could incur tax charges at the expiration date of the options or prior to that time if employees terminate and "out-of-the money" options expire, or in certain instances, when employees exercise options. In the case of restricted shares, the tax benefits will not be fully realized if the fair market value of the awards on the vesting/release date is less than the value of the awards on the grant date.

In such circumstances where there is a "shortfall" in tax benefits on the exercise, vesting or expiration of an equity award, such "shortfall" amounts are charged to stockholders' equity if there is a sufficient level of "excess" tax benefits accumulated. We did not record any charges to income tax expense as a result of equity award transactions during the quarter ended March 31, 2013 but recorded $1.0 million of such charges during the fourth quarter 2012. Based on our current stock price level, scheduled vesting of restricted shares and anticipated option expirations, we do not expect to incur material equity compensation "shortfall" tax charges in 2013. The amount of such "shortfall" charges after 2013 is dependent on changes in our stock price as well as the impact of employee terminations, option exercise decisions and other factors.

For calendar year 2013, we currently expect the effective tax rate to be in the range of 38-39%, although a number of factors will continue to influence that estimate.

Operating Segments Results

We have three primary business segments: Banking, Trust and Investments, and Holding Company Activities.

Banking

Our Banking segment is the Company's most significant segment, as it represents 88% of consolidated total assets and generates nearly all of the Company's net income. The profitability of our Banking segment is dependent on net interest income, provision for loan and covered loan losses, non-interest income, and non-interest expense. The net income for the Banking segment for the quarter ended March 31, 2013 was $33.3 million, an increase of $11.8 million from net income of $21.5 million for the prior year period. The increase in net income for the Banking segment was primarily due to a $17.3 million decrease in the provision for loan and covered loan losses, partially offset by a $7.1 million increase in the income tax provision compared to the prior year quarter.

Total loans for the Banking segment decreased to $10.0 billion at March 31, 2013 compared to $10.1 billion at December 31, 2012. Total deposits declined from December 31, 2012 levels of $12.3 billion to $11.5 billion at March 31, 2013.

Trust and Investments

The Trust and Investments segment includes investment management, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm and wholly-owned subsidiary of the Bank, is included in our Trust and Investments segment.

Net income from Trust and Investments increased to $485,000 for first quarter 2013 from $137,000 for the prior year period. The increase in net income from 2012 to 2013 is primarily attributable to $298,000 lower non-interest expense. Non-interest income increased $175,000 compared to first quarter 2012 largely due to continued client acquisition over the past year, offset by the loss of certain clients from our investment advisory subsidiary, related to the departure of two relationship managers in mid-2012. Overall stock market improvements also helped to increase the level of those Trust and Investments fees that are based on the market value of assets. AUMA grew to $5.5 billion at March 31, 2013 from $5.2 billion at December 31, 2012 primarily due to new client relationships, increases to custodial assets and strong market performance during the first quarter 2013. Partially offsetting such fee growth was a reduction of fees from our investment advisory subsidiary due to the departure of two relationship managers in 2012.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in its bank subsidiary. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of compensation expense allocated to the Holding Company and professional fees. The Holding Company Activities segment reported a net loss of $6.5 million for the quarter ended March 31, 2013, compared to a net loss of $7.4 million for the prior year period. The lower net loss in the first quarter 2013 as compared to the prior year period was the result of a $3.0 million decline in non-interest expense, partially offset by a $2.3 million increase in interest expense, due to subordinated debt issued in October 2012.

Additional information about our operating segments are also discussed in Note 17 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

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

Investments are comprised of debt securities. Our debt securities portfolio is primarily comprised of U.S Treasury and Agency securities, residential and commercial mortgage-backed pools, collateralized mortgage obligations, and state and municipal bonds.

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

Table 6
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of March 31, 2013			As of December 31, 2012
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$116,593	$116,066	5	$115,262	$114,252	5
U.S. Agency securities	47,777	47,743	2	—	—	—
Collateralized mortgage obligations	222,457	211,673	9	241,034	229,895	10
Residential mortgage-backed securities	823,147	781,591	34	868,322	823,191	37
State and municipal securities	246,959	235,978	10	226,042	214,174	10
Foreign sovereign debt	500	500	*	500	500	*
Total available-for-sale	1,457,433	1,393,551	60	1,451,160	1,382,012	62
Held-to-Maturity
Collateralized mortgage obligations	73,001	72,804	3	74,644	74,164	3
Residential mortgage-backed securities	791,405	775,350	32	725,448	703,419	31
Commercial mortgage-backed securities	111,251	111,376	5	86,213	85,680	4
State and municipal securities	468	464	*	469	464	*
Total held-to-maturity	976,125	959,994	40	886,774	863,727	38
Total securities	$2,433,558	$2,353,545	100	$2,337,934	$2,245,739	100

*	Less than 1%

As of March 31, 2013, our securities portfolio totaled $2.4 billion, an increase from $2.3 billion at December 31, 2012. During the first quarter 2013, purchases of securities totaled $291.2 million, with $161.3 million in the available-for-sale portfolio and $129.9 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential mortgage-backed securities, as well as purchases of commercial agency guaranteed mortgage-backed securities, U.S. Treasury and Agency securities and state and municipal securities.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprise 83% of the total portfolio at March 31, 2013. All of the mortgage securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 10% of the total portfolio at March 31, 2013. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit strength when evaluating a purchase or sale decision.

At March 31, 2013, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $39.0 million, a decrease of $3.2 million from December 31, 2012. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future AOCI volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

The following table summarizes activity in the Company's investment securities portfolio during 2013. There were no transfers of securities between investment categories during the year.

Table 7
Investment Portfolio Activity
(Dollars in thousands)

	Quarter Ended March 31, 2013
	Available-for-Sale	Held-to-Maturity
Balance at beginning of period	$1,451,160	$863,727
Additions:
Purchases	161,277	129,910
Reductions:
Sale proceeds	(50,778)	—
Net gain on sale	641	—
Principal maturities, prepayments and calls, net of gains	(96,756)	(32,315)
Amortization of premiums and accretion of discounts	(2,845)	(1,328)
Total reductions	(149,738)	(33,643)
Decrease in market value	(5,266)	—	(1)
Balance at end of period	$1,457,433	$959,994

(1)	The held-to-maturity portfolio is recorded at cost, with no adjustment for the $6.9 million decrease in market value.

The following table presents the maturities of the different types of investments that we owned at March 31, 2013, and the corresponding interest rates.

Table 8
Repricing Distribution and Portfolio Yields
(Dollars in thousands)

	As of March 31, 2013
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$9,988	1.15%	$53,801	0.67%	$52,277	0.98%	$—	—
U.S. Agency securities	—	—%	—	—%	47,743	1.29%	—	—%
Collateralized mortgage obligations (1)	18,436	3.12%	173,528	3.33%	19,709	3.24%	—	—%
Residential mortgage-backed securities (1)	40	5.25%	746,786	3.67%	33,503	1.44%	1,262	7.54%
State and municipal securities (2)	25,415	4.45%	82,460	2.80%	127,139	2.16%	964	4.40%
Foreign sovereign debt	—	—	500	1.51%	—	—	—	—
Total available-for-sale	53,879	3.39%	1,057,075	3.39%	280,371	1.78%	2,226	6.18%
Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	72,804	1.40%	—	—%	—	—
Residential mortgage-backed securities (1)	—	—%	610,030	2.47%	152,285	2.13%	13,035	2.69%
Commercial mortgage-backed securities (1)	—	—%	15,004	1.18%	96,372	1.72%	—	—
State and municipal securities (2)	80	2.71%	384	3.11%	—	—%	—	—
Total held-to-maturity	80	2.71%	698,222	2.33%	248,657	1.97%	13,035	2.69%
Total securities	$53,959	3.38%	$1,755,297	2.97%	$529,028	1.87%	$15,261	3.20%

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

LOAN PORTFOLIO AND CREDIT QUALITY (excluding covered assets)

Portfolio Composition

The following discussion of our loan portfolio and credit quality excludes covered assets. Covered assets represent assets acquired through an FDIC-assisted transaction that are subject to a loss share agreement and are presented separately on the Consolidated Statements of Financial Condition. For additional discussion of covered assets, refer to "Covered Assets" further in "Management’s Discussion and Analysis" and Note 6 of "Notes to Consolidated Financial Statements."

Total loans were $10.0 billion at March 31, 2013, a decline of $106.2 million, or 1%, from December 31, 2012, reflecting lower originations along with increased syndication activity and paydowns of loans, many associated with loans funded in the fourth quarter 2012. Problem loan disposition activities and client departures also contributed to the decline, as we continued our strategy of intentionally exiting certain non-strategic client relationships. Revolving line usage was down slightly to 44% from 45% at December 31, 2012.

Despite the overall decline in the loan portfolio from year end, commercial loans (including commercial owner-occupied real estate loans) increased $95.2 million, or 1%. We continue to shift the mix of loans toward commercial loans, which generally provide us higher yields than other segments of our total loan portfolio and greater potential for cross-selling of other products and services. Commercial loans were 65% as a proportion of total loans at March 31, 2013, compared to 64% at December 31, 2012.

Overall loan demand is being impacted by both demand from our clients and competition in our markets. Many middle market companies remain cautious about the uncertain economic climate, and, as such, there is a reluctance to make large capital expenditures, which translates into decreased loan demand. In addition, there is heightened competition and pricing compression as our target middle market commercial client base is also being targeted by competition in our core markets. We continue to employ a disciplined approach to pricing and structuring new credit opportunities, investing in relationships that we believe will be mutually profitable for the long-term and provide cross-sell opportunities. This approach may result in uneven loan growth over the course of a year.

The following table presents the composition of our loan portfolio at the dates shown.

Table 9
Loan Portfolio
(Dollars in thousands)

	March 31, 2013	% of Total	December 31, 2012	% of Total	% Change in Balances
Commercial and industrial	$4,951,951	49	$4,901,210	48	1
Commercial – owner-occupied real estate	1,640,064	16	1,595,574	16	3
Total commercial	6,592,015	65	6,496,784	64	1
Commercial real estate	2,002,833	20	2,132,063	21	-6
Commercial real estate – multi-family	517,418	5	543,622	5	-5
Total commercial real estate	2,520,251	25	2,675,685	26	-6
Construction	174,077	2	190,496	2	-9
Total commercial real estate and construction	2,694,328	27	2,866,181	28	-6
Residential real estate	368,569	4	373,580	4	-1
Home equity	162,035	2	167,760	2	-3
Personal	216,856	2	235,677	2	-8
Total loans	$10,033,803	100	$10,139,982	100	-1

The following table summarizes the composition of our commercial loan portfolio at March 31, 2013 and December 31, 2012. Our commercial loan portfolio is categorized based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client's ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client's underlying business activity changes, classification differences between periods will arise.

Table 10
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	March 31, 2013				December 31, 2012
	Amount	% of Total	Amount Non- performing	% Non- performing (1)	Amount	% of Total	Amount Non- performing	% Non- performing (1)
Manufacturing	$1,599,688	24	$—	—	$1,496,719	23	$—	—
Healthcare	1,565,431	24	314	*	1,514,496	23	322	*
Wholesale trade	684,791	10	—	—	635,477	10	—	—
Finance and insurance	504,311	8	186	*	584,763	9	194	*
Real estate, rental and leasing	362,060	6	512	*	359,947	6	16,550	5
Professional, scientific and technical services	434,650	7	5,525	1	391,976	6	10,805	3
Administrative, support, waste management and remediation services	398,024	6	—	—	426,960	7	—	—
Architecture, engineering and construction	229,797	3	9,415	4	225,199	3	629	*
All other (2)	813,263	12	15,371	2	861,247	13	13,413	2
Total commercial (3)	$6,592,015	100	$31,323	*	$6,496,784	100	$41,913	1

(1)	Calculated as nonperforming loans in the respective industry segment divided by total loans of the corresponding industry segment presented above.

(2)	Includes a variety of industries.

(3)	Includes owner-occupied commercial real estate of $1.6 billion at March 31, 2013 and December 31, 2012.

*	Less than 1%

Within our commercial lending business, we have a specialized niche in the "assisted living," "skilled nursing," and residential care segment of the healthcare industry. At March 31, 2013, 16% of the total loan portfolio had been extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services, of which approximately $303 million related to facilities doing business in Illinois and $223 million to facilities doing business in California. These loans tend to be larger extensions of credit and are primarily to for-profit businesses. A significant source of revenue for these borrowers is reimbursements from Federal and state agencies which from time to time delay and/or change reimbursement payments. To date, this portfolio segment has experienced minimal defaults and losses.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at March 31, 2013 and December 31, 2012.

Table 11
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	March 31, 2013				December 31, 2012
	Amount	% of Total	Amount Non- performing	% Non- performing (1)	Amount	% of Total	Amount Non- performing	% Non- performing (1)
Commercial Real Estate
Land	$223,880	9	$23,335	10	$240,503	9	$19,747	8
Residential 1-4 family	48,100	2	6,148	13	58,704	2	13,213	23
Multi-family	517,418	20	9,704	2	543,622	20	6,553	1
Industrial/warehouse	273,017	11	7,674	3	272,535	10	8,902	3
Office	542,737	22	2,715	1	566,834	21	5,849	1
Retail	463,915	18	7,452	2	472,024	18	8,873	2
Healthcare	183,359	7	—	—	205,318	8	—	—
Mixed use/other	267,825	11	6,615	2	316,145	12	5,417	2
Total commercial real estate	$2,520,251	100	$63,643	3	$2,675,685	100	$68,554	3
Construction
Residential 1-4 family	$11,796	7	$—	—	$14,160	7	$—	—
Multi-family	22,230	13	—	—	36,129	19	—	—
Industrial/warehouse	2,800	1	—	—	29,633	16	—	—
Office	14,212	8	402	3	8,863	5	402	5
Retail	51,846	30	—	—	37,457	20	—	—
Healthcare	27,005	16	—	—	14,196	7	—
Mixed use/other	44,188	25	—	—	50,058	26	155	*
Total construction	$174,077	100	$402	*	$190,496	100	$557	*

(1)	Calculated as nonperforming loans in the respective collateral type divided by total loans of the corresponding collateral type presented above.

*	Less than 1%

Of the combined commercial real estate and construction portfolios, the two largest categories at March 31, 2013 were office real estate and multi-family, which represent 21% and 20%, respectively, of the combined portfolios.

Within the commercial real estate portfolio, our exposure to land loans totaled $223.9 million at March 31, 2013 and $240.5 million at December 31, 2012. Land remains an illiquid asset class as buyers and sellers may hold divergent future development outlooks for the land, therefore affecting saleability and market prices. As a percentage of the commercial real estate portfolio, land loans were 9% at March 31, 2013 and December 31, 2012.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of March 31, 2013, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 12
Maturities and Sensitivities of Loans to Changes in Interest Rates
(Amounts in thousands)

	As of March 31, 2013
	Due in1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$1,749,077	$4,709,911	$133,027	$6,592,015
Commercial real estate	1,232,596	1,180,311	107,344	2,520,251
Construction	39,643	128,341	6,093	174,077
Residential real estate	20,034	17,856	330,679	368,569
Home equity	44,676	58,267	59,092	162,035
Personal	145,689	70,885	282	216,856
Total	$3,231,715	$6,165,571	$636,517	$10,033,803
Loans maturing after one year:
Predetermined (fixed) interest rates		$233,431	$123,889
Floating interest rates		5,932,140	512,628
Total		$6,165,571	$636,517

Of the $6.4 billion in loans maturing after one year with a floating interest rate, $1.3 billion are subject to interest rate floors, of which $1.2 billion have such floors in effect at March 31, 2013.

Delinquent Loans, Special Mention and Potential Problem Loans, Restructured Loans and Nonperforming Assets

Loans are reported delinquent if the required principal and interest payments have not been received within 30 days of the date such payments are due. Delinquency can be driven by either failure of the borrower to make payments within the term of the loan or failure to make the final payment at maturity. The majority of our loans are not fully amortizing over the term. As a result, a sizeable final repayment is often required at maturity. If a borrower lacks refinancing options or the ability to pay, the loan may become delinquent in connection with its maturity. Table 13 provides information on current, delinquent and nonaccrual loans by product type. Of total commercial, commercial real estate, and construction loans outstanding at March 31, 2013, $866.7 million are scheduled to mature in the second quarter of 2013, 99% of which were performing.

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

Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest but the ultimate collection of these loans in full is questionable due to the same conditions that characterize a special mention credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not resolved. Although potential problem loans require additional attention by management, they may never become nonperforming.

Special mention and potential problem loans as of March 31, 2013 and December 31, 2012 are presented in Tables 14 and 19.

Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure proceedings and are awaiting disposition and are presented in Table 14. Nonperforming loans consist of nonaccrual loans, including restructured loans that remain on nonaccrual. We specifically exclude certain restructured loans that accrue interest from our definition of nonperforming loans.

All loans are placed on nonaccrual status when principal or interest payments become 90 days past due or earlier if management deems the collectibility of the principal or interest to be in question prior to the loans becoming 90 days past due. When interest accruals are discontinued, accrued but uncollected interest is reversed, reducing interest income. Subsequent receipts on nonaccrual loans are recorded in the financial statements as a reduction of principal, and interest income is only recorded on a cash basis if the remaining recorded investment after charge-offs is deemed fully collectible. Classification of a loan as nonaccrual does not necessarily preclude the ultimate collection of loan principal and/or interest. Nonperforming loans are presented in Tables 14, 15, 16, and 19. Restructured loans that are accruing interest are also included in Table 14.

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of reduction in interest rate, extension of the maturity date, reduction in the principal balance, or other action intended to minimize potential losses and maximize our chances of a more successful recovery on a troubled loan. When we make such concessions as part of a modification, we report the loan as a TDR and account for the interest due in accordance with our TDR policy. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. The TDR is classified as an accruing TDR if the borrower has demonstrated the ability to meet the new terms of the restructuring as evidenced by a minimum of six months of performance in compliance with the restructured terms or if the borrower's performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. TDRs accrue interest as long as the borrower complies with the revised terms and conditions and management is reasonably assured as to the collectibility of principal and interest; otherwise, the restructured loan will be classified as nonaccrual. The TDR classification is removed when the loan is either fully repaid or is re-underwritten, typically at maturity, at market terms and an evaluation of the loan determines that it does not meet the definition of a TDR under current accounting guidance because the loan qualifies as a pass-rated credit usually due to the strengthened financial condition of the borrower. The composition of our restructured loans by loan category, current period activity and size stratification is presented in Tables 14, 17 and 18.

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

Foreclosed assets represent property acquired as the result of borrower defaults on loans secured by a mortgage on real property. Foreclosed assets are recorded at the lesser of current carrying value or estimated fair value, less estimated selling costs at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On a periodic basis, the carrying values of these properties are adjusted based upon new appraisals and/or market indications. Write-downs are recorded for subsequent declines in fair value less estimated selling costs and are included in non-interest expense along with other expenses related to maintaining the properties. Additional information on our OREO assets is presented in Tables 20 through 22.

Our first quarter 2013 results reflect continued improvement in overall asset quality, with nonperforming assets declining 8% to $202.5 million at March 31, 2013. Nonperforming assets as a percentage of total assets were 1.51% at March 31, 2013, down from 1.57% at December 31, 2012.

Nonperforming loans totaled $128.7 million at March 31, 2013, down 7% from $138.8 million at December 31, 2012. Inflows to nonperforming loans of $32.1 million in first quarter 2013, while up $3.6 million from fourth quarter 2012, were down 54% from first quarter 2012. As shown in Table 15, first quarter 2013 nonperforming loan inflows were more than offset by problem loan resolutions (paydowns, payoffs, and return to accruing status), dispositions, and charge-offs.

Our nonperforming loan population contains some larger-sized credits. As shown in Table 16, which provides the nonperforming loan stratification by size, 19 nonperforming loans in excess of $1.5 million comprised 66% of our total nonperforming loans at March 31, 2013.

OREO declined $8.0 million, or 10%, from December 31, 2012, as sales and valuation adjustments outpaced inflows to OREO. Refer to "Foreclosed Real Estate" below for further discussion on OREO.

During first quarter 2013, we used a variety of resolution strategies, including asset sales, which reduced special mention, potential problem loan and nonperforming assets from 2012 year end. Disposition activity during the quarter ended March 31, 2013 included the disposition of $28.0 million in problem assets, including $17.7 million in nonperforming loans, $418,000 in early stage problem loans, and $9.8 million in OREO at an incremental charge of 4% based on the carrying value net of specific reserves at the time of disposition. Our asset management activities, along with a slowly improving economy and some asset price stability in certain market segments, have led to declines in problem loans (which include special mention, potential problem, and nonperforming loans) of 9% from $343.5 million at December 31, 2012 to $313.3 million at March 31, 2013.

We have been generally consistent to date in our principal approach to disposing distressed assets, typically utilizing direct sales to end-users or other parties interested in particular assets. We have sourced dispositions opportunistically, limiting the use of brokered or pooled transactions.

Accruing TDRs totaled $46.6 million at March 31, 2013, decreasing $14.4 million from $61.0 million at December 31, 2012. As presented in the accruing TDR rollforward at Table 17, the primary reason for the decline was due to $14.9 million of accruing TDRs moving to nonperforming loan status, of which $8.8 million related to a single borrower and was restructured in fourth quarter 2011.

Because our loan portfolio contains loans that may be larger in size in order to accommodate the financing needs of some of our borrowers, the movement of one or more of these loans to a different performance classification can create volatility in our credit quality metrics, including nonperforming loans and accruing TDR loans as discussed above.

We expect continued progress in reducing nonperforming assets through the execution of workout programs and the disposition of problem assets. As our potential problem loan population contains some larger-sized credits, and as the nonperforming credit portfolio approaches levels consistent with peers, changes in the performance of larger credits could create some volatility in the various credit metrics. In addition, credit quality trends may also be impacted by uncertainty in global economic conditions and market turmoil that could disrupt workout plans, adversely affect clients, or negatively impact collateral valuations.

Our efforts to continue to dispose of nonperforming assets and problem loans in future quarters may be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, activity levels in the real estate market and real estate inventory coming into the market for sale. We continue to assess the disposition market, seeking to maximize liquidation proceeds of the individual assets sold. In addition, we will continue to use various other strategies mentioned above, including restructuring, that are consistent with our goal of maximizing economic recovery on our assets. Losses as a percent of net book value on sales of OREO property may fluctuate or increase in future quarters if we choose to change our strategy on individual or larger group dispositions of properties based on individual property characteristics and relevant market factors as part of our overall strategy of maximizing recovery value from OREO.

The following table breaks down our loan portfolio at March 31, 2013 between performing, delinquent and nonaccrual status.

Table 13
Delinquency Analysis
(Dollars in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Nonaccrual	Total Loans
As of March 31, 2013
Loan Balances:
Commercial	$6,551,320	$5,647	$3,725	$—	$31,323	$6,592,015
Commercial real estate	2,448,577	5,666	2,365	—	63,643	2,520,251
Construction	173,675	—	—	—	402	174,077
Residential real estate	350,943	2,175	485	—	14,966	368,569
Personal and home equity	359,460	647	461	—	18,323	378,891
Total loans	$9,883,975	$14,135	$7,036	$—	$128,657	$10,033,803
% of Loan Balance:
Commercial	99.37%	0.09%	0.06%	—	0.48%	100.00%
Commercial real estate	97.16%	0.22%	0.09%	—	2.53%	100.00%
Construction	99.77%	—	—	—	0.23%	100.00%
Residential real estate	95.22%	0.59%	0.13%	—	4.06%	100.00%
Personal and home equity	94.87%	0.17%	0.12%	—	4.84%	100.00%
Total loans	98.51%	0.14%	0.07%	—	1.28%	100.00%
As of December 31, 2012
Loan Balances:
Commercial	$6,451,311	$2,195	$1,365	$—	$41,913	$6,496,784
Commercial real estate	2,597,780	4,073	5,278	—	68,554	2,675,685
Construction	189,939	—	—	—	557	190,496
Residential real estate	359,096	3,260	—	—	11,224	373,580
Personal and home equity	384,606	1,837	462	—	16,532	403,437
Total loans	$9,982,732	$11,365	$7,105	$—	$138,780	$10,139,982
% of Loan Balance:
Commercial	99.30%	0.03%	0.02%	—	0.65%	100.00%
Commercial real estate	97.09%	0.15%	0.20%	—	2.56%	100.00%
Construction	99.71%	—	—%	—	0.29%	100.00%
Residential real estate	96.13%	0.87%	—%	—	3.00%	100.00%
Personal and home equity	95.33%	0.46%	0.11%	—	4.10%	100.00%
Total loans	98.45%	0.11%	0.07%	—	1.37%	100.00%

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, special mention, potential problem and past due loans for the past five periods.

Table 14
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	2013	2012
	March 31	December 31	September 30	June 30	March 31
Nonaccrual loans:
Commercial	$31,323	$41,913	$61,182	$59,841	$40,186
Commercial real estate	63,643	68,554	88,057	119,444	159,255
Construction	402	557	557	555	2,781
Residential real estate	14,966	11,224	12,502	11,028	12,069
Personal and home equity	18,323	16,532	17,597	18,471	18,931
Total nonaccrual loans	128,657	138,780	179,895	209,339	233,222
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	128,657	138,780	179,895	209,339	233,222
OREO	73,857	81,880	97,833	109,836	123,498
Total nonperforming assets	$202,514	$220,660	$277,728	$319,175	$356,720

Nonaccrual restructured loans (included in nonaccrual loans):
Commercial	$13,353	$25,200	$56,688	$47,839	$24,142
Commercial real estate	24,391	29,426	29,749	34,764	30,902
Construction	—	—	—	—	658
Residential real estate	3,284	2,867	2,607	1,860	4,182
Personal and home equity	7,478	7,299	7,786	7,541	8,350
Total nonaccrual restructured loans	$48,506	$64,792	$96,830	$92,004	$68,234

Restructured loans accruing interest:
Commercial	$36,847	$44,267	$44,321	$82,218	$82,669
Commercial real estate	8,126	14,758	11,946	12,977	37,557
Residential real estate	—	465	670	874	1,115
Personal and home equity	1,618	1,490	1,494	1,621	15,180
Total restructured loans accruing interest	$46,591	$60,980	$58,431	$97,690	$136,521

Special mention loans	$106,446	$96,794	$104,706	$108,052	$143,790
Potential problem loans	$78,185	$107,876	$112,929	$164,077	$184,029
30-89 days past due loans	$21,171	$18,470	$20,626	$13,184	$24,020
Nonperforming loans to total loans	1.28%	1.37%	1.87%	2.22%	2.53%
Nonperforming loans to total assets	0.96%	0.99%	1.35%	1.62%	1.85%
Nonperforming assets to total assets	1.51%	1.57%	2.09%	2.47%	2.83%
Allowance for loan losses as a percent of nonperforming loans	120%	116%	93%	83%	79%

The following table presents changes in our nonperforming loans for the past five periods.

Table 15
Nonperforming Loans Rollforward
(Amounts in thousands)

	Quarters Ended
	2013	2012
	March 31	December 31	September 30	June 30	March 31
Nonperforming loans:
Balance at beginning of period	$138,780	$179,895	$209,339	$233,222	$259,852
Additions:
New nonaccrual loans (1)	32,125	28,527	38,948	57,717	69,581
Reductions:
Return to performing status	(794)	(3,824)	(236)	(1,953)	(14,291)
Paydowns and payoffs, net of advances	(885)	(21,454)	(11,094)	(9,961)	(4,806)
Net sales	(12,809)	(20,544)	(21,351)	(25,954)	(27,479)
Transfer to OREO	(6,266)	(2,826)	(3,250)	(9,968)	(13,513)
Transfer to loans held-for-sale	(2,240)	—	(9,200)	—	—
Charge-offs	(19,254)	(20,994)	(23,261)	(33,764)	(36,122)
Total reductions	(42,248)	(69,642)	(68,392)	(81,600)	(96,211)
Balance at end of period	$128,657	$138,780	$179,895	$209,339	$233,222

Nonaccruing restructured loans (included in nonperforming loans):
Balance at beginning of period	$64,792	$96,830	$92,004	$68,234	$75,404
Additions:
New nonaccrual restructured loans (1)	16,075	5,635	20,462	59,633	10,531
Reductions:
Return to performing status	—	(3,823)	—	(157)	(59)
Paydowns and payoffs, net of advances	(886)	(16,919)	(9,055)	(7,008)	(4,418)
Net sales	(11,348)	(4,881)	(3,339)	(11,400)	(1,115)
Transfer to OREO	(5,060)	—	(136)	(1,956)	(1,532)
Transfer to loans held-for-sale	(2,240)	—	—	—	—
Charge-offs	(12,827)	(12,050)	(3,106)	(15,342)	(10,577)
Total reductions	(32,361)	(37,673)	(15,636)	(35,863)	(17,701)
Balance at end of period	$48,506	$64,792	$96,830	$92,004	$68,234

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

The following table presents the stratification by carrying amount of our nonperforming loans as of March 31, 2013 and December 31, 2012.

Table 16
Nonperforming Loans Stratification
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of March 31, 2013
Nonperforming loans:
Amount:
Commercial	$12,074	$8,769	$3,082	$4,733	$2,665	$31,323
Commercial real estate	15,890	5,915	8,313	14,977	18,548	63,643
Construction	—	—	—	—	402	402
Residential real estate	—	—	4,789	2,417	7,760	14,966
Personal and home equity	—	—	3,760	—	14,563	18,323
Total nonperforming loans	$27,964	$14,684	$19,944	$22,127	$43,938	$128,657
Number of Borrowers:
Commercial	1	1	1	2	22	27
Commercial real estate	1	1	2	7	37	48
Construction	—	—	—	—	1	1
Residential real estate	—	—	1	1	29	31
Personal and home equity	—	—	1	—	44	45
Total	2	2	5	10	133	152
Nonaccruing restructured loans (included in nonperforming loans):
Amount:
Commercial	$—	$8,769	$—	$3,661	$923	$13,353
Commercial real estate	15,890	—	4,136	1,560	2,805	24,391
Residential real estate	—	—	—	—	3,284	3,284
Personal and home equity	—	—	3,760	—	3,718	7,478
Total nonaccruing restructured loans	$15,890	$8,769	$7,896	$5,221	$10,730	$48,506
Number of Borrowers:
Commercial	—	1	—	2	7	10
Commercial real estate	1	—	1	1	10	13
Residential real estate	—	—	—	—	12	12
Personal and home equity	—	—	1	—	15	16
Total	1	1	2	3	44	51

Nonperforming Loans Stratification (Continued)
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2012
Nonperforming loans:
Amount:
Commercial	$26,756	$—	$7,709	$2,869	$4,579	$41,913
Commercial real estate	15,890	12,425	4,274	15,473	20,492	68,554
Construction	—	—	—	—	557	557
Residential real estate	—	—	4,789	—	6,435	11,224
Personal and home equity	—	—	3,760	—	12,772	16,532
Total nonperforming loans	$42,646	$12,425	$20,532	$18,342	$44,835	$138,780
Number of Borrowers:
Commercial	2	—	2	1	26	31
Commercial real estate	1	2	1	7	38	49
Construction	—	—	—	—	2	2
Residential real estate	—	—	1	—	26	27
Personal and home equity	—	—	1	—	39	40
Total	3	2	5	8	131	149
Nonaccruing restructured loans (included in nonperforming loans):
Amount:
Commercial	$14,527	$—	$4,371	$4,238	$2,064	$25,200
Commercial real estate	15,890	6,409	—	3,708	3,419	29,426
Residential real estate	—	—	—	—	2,867	2,867
Personal and home equity	—	—	3,760	—	3,539	7,299
Total nonaccruing restructured loans	$30,417	$6,409	$8,131	$7,946	$11,889	$64,792
Number of Borrowers:
Commercial	1	—	1	2	8	12
Commercial real estate	1	1	—	2	10	14
Residential real estate	—	—	—	—	11	11
Personal and home equity	—	—	1	—	11	12
Total	2	1	2	4	40	49

The following table presents changes in our restructured loans accruing interest for the past five periods.

Table 17
Restructured Loans Accruing Interest Rollforward
(Amounts in thousands)

	Quarters Ended
	2013		2012
	March 31		December 31	September 30	June 30	March 31
Balance at beginning of period	$60,980		$58,431	$97,690	$136,521	$100,909
Additions:
New restructured loans accruing interest (1)	458		6,552	2,001	1,864	47,673
Restructured loans returned to accruing status	—		3,823	—	157	—
Reductions:
Paydowns and payoffs, net of advances	36		(3,995)	(3,935)	(14,593)	(4,661)
Transferred to nonperforming loans	(14,883)	(2)	(2,988)	(15,464)	(25,688)	(6,665)
Net sales	—		—	—	(170)	—
Removal of restructured loan status (3)	—		(843)	(21,861)	(401)	(735)
Balance at end of period	$46,591		$60,980	$58,431	$97,690	$136,521

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new restructured loans accruing interest.

(2)	This amount includes two TDRs totaling $5.3 million that were restructured within the past four quarters, while the remaining balance pertains to TDRs that were restructured prior to that time period.

(3)
Under the Company's TDR accounting policy, for a restructured loan to be accruing interest it must have demonstrated the ability to perform in compliance with its restructured terms for a minimum period of six months. The TDR classification is removed when the loan is either fully repaid or is re-underwritten, typically at maturity, at market terms and an evaluation of the loan determines that it does not meet the definition of a TDR under current accounting guidance because the loan qualifies as a pass-rated credit usually due to the strengthened financial condition of the borrower. The amounts reported represent loans that have been re-underwritten subsequent to being classified as a TDR. Of the aggregate $23.8 million removed from TDR status during 2012, $23.0 million was re-underwritten in conjunction with the loan maturity.

The following table presents the stratification by carrying amount of our restructured loans accruing interest as of March 31, 2013 and December 31, 2012.

Table 18
Restructured Loans Accruing Interest Stratification
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of March 31, 2013
Amount:
Commercial	$22,145	$13,919	$—	$—	$783	$36,847
Commercial real estate	—	5,090	—	2,159	877	8,126
Personal and home equity	—	—	—	—	1,618	1,618
Total restructured loans accruing interest	$22,145	$19,009	$—	$2,159	$3,278	$46,591
Number of Borrowers:
Commercial	2	2	—	—	3	7
Commercial real estate	—	1	—	1	3	5
Personal and home equity	—	—	—	—	2	2
Total	2	3	—	1	8	14
As of December 31, 2012
Amount:
Commercial	$25,073	$13,661	$4,460	$—	$1,073	$44,267
Commercial real estate	—	11,667	—	2,193	898	14,758
Residential real estate	—	—	—	—	465	465
Personal and home equity	—	—	—	—	1,490	1,490
Total restructured loans accruing interest	$25,073	$25,328	$4,460	$2,193	$3,926	$60,980
Number of Borrowers:
Commercial	2	2	1	—	3	8
Commercial real estate	—	2	—	1	3	6
Residential real estate	—	—	—	—	1	1
Personal and home equity	—	—	—	—	1	1
Total	2	4	1	1	8	16

The following table presents the credit quality of our loan portfolio as of March 31, 2013 and December 31, 2012.

Table 19
Credit Quality
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of March 31, 2013
Commercial	$87,966	1.3	$31,198	0.5	$31,323	0.5	$6,592,015
Commercial real estate	11,412	0.5	33,462	1.3	63,643	2.5	2,520,251
Construction	—	—	—	—	402	0.2	174,077
Residential real estate	5,739	1.6	9,109	2.5	14,966	4.1	368,569
Home equity	1,325	0.8	4,312	2.7	13,615	8.4	162,035
Personal	4	*	104	*	4,708	2.2	216,856
Total	$106,446	1.1	$78,185	0.8	$128,657	1.3	$10,033,803
As of December 31, 2012
Commercial	$72,651	1.1	$40,495	0.6	$41,913	0.6	$6,496,784
Commercial real estate	21,209	0.8	48,897	1.8	68,554	2.6	2,675,685
Construction	—	—	—	—	557	0.3	190,496
Residential real estate	2,364	0.6	13,844	3.7	11,224	3.0	373,580
Home equity	562	0.3	4,351	2.6	11,710	7.0	167,760
Personal	8	*	289	0.1	4,822	2.0	235,677
Total	$96,794	1.0	$107,876	1.1	$138,780	1.4	$10,139,982

*	Less than 0.1%

As shown above in Table 19, during the first quarter of 2013 we reduced the level of total problem loans (special mention, potential problem and nonperforming loans), with an overall reduction of 9% from December 31, 2012.

Foreclosed real estate

OREO is carried at the lower of the recorded investment in the loan at the time of acquisition or the fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. The decision to foreclose on real property collateral is based on a number of factors, including but not limited to: our determination of the probable success of further collection from the borrower, location of the property, borrower attention to the property's maintenance and condition, and other factors unique to the situation and asset. In all cases, the decision to foreclose represents management's judgment that ownership of the property will likely result in the best repayment and collection potential on the nonperforming exposure. Updated appraisals on OREO are typically obtained every twelve months and evaluated internally at least every six months. In addition, both property-specific and market-specific factors as well as collateral-type factors are taken into consideration in assessing property valuation, which may result in obtaining more frequent appraisal updates or internal assessments.

OREO totaled $73.9 million at March 31, 2013, down 10% from $81.9 million at December 31, 2012, with inflows into OREO more than offset by sales and valuation adjustments during the quarter. During the first quarter 2013, we sold OREO with a net book value of $9.8 million at a loss of $764,000, or 8% of the net book value. Valuation adjustments on OREO for the first quarter 2013 were $4.5 million, down slightly from first quarter 2012. At March 31, 2013, OREO land parcels, currently a fairly illiquid asset class, represented the largest portion of OREO at 42%, with more than half of this OREO located in Illinois. Office/industrial properties, the next largest OREO asset class, represented 29% of the total OREO.

Given current economic conditions and the difficult real estate market, the time required to sell these properties in an orderly fashion has increased. OREO is likely to remain elevated from historic levels as nonperforming commercial real estate loans continue to move through the collection process. We continue to assess the disposition market, seeking to maximize liquidation proceeds of the individual assets sold. Losses as a percent of net book value on sales of OREO property may fluctuate or increase in future quarters if we choose to change our strategy on individual or larger group dispositions of properties based on individual property characteristics and relevant market factors as part of our overall strategy of maximizing recovery value from OREO.

Table 20 presents a rollforward of OREO for the quarters and quarter ended March 31, 2013 and 2012. Table 21 presents the composition of OREO properties at March 31, 2013 and December 31, 2012, and Table 22 presents OREO property by geographic location at March 31, 2013 and December 31, 2012.

Table 20
OREO Rollforward
(Amounts in thousands)

	Quarters Ended March 31,
	2013	2012
Balance at beginning of period	$81,880	$125,729
New foreclosed properties	6,266	13,513
Valuation adjustments	(4,458)	(4,522)
Disposals:
Sale proceeds	(9,067)	(9,078)
Net loss on sale	(764)	(2,144)
Balance at end of period	$73,857	$123,498

Table 21
OREO Properties by Type
(Dollars in thousands)

	March 31, 2013			December 31, 2012
	Number of Properties	Amount	% of Total	Number of Properties	Amount	% of Total
Single-family homes	21	$1,861	2	50	$6,337	8
Land parcels	151	30,875	42	170	33,072	40
Multi-family	6	8,089	11	6	8,111	10
Office/industrial	31	21,263	29	40	27,585	34
Retail	8	6,709	9	8	6,775	8
Mixed use	2	5,060	7	—	—	—
Total OREO properties	219	$73,857	100	274	$81,880	100

Table 22
OREO Property Type by Location
(Dollars in thousands)

	Illinois	Colorado	Wisconsin	South Eastern(1)	Mid Western(2)	Other	Total
As of March 31, 2013
Single-family homes	$1,642	$—	$—	$—	$219	$—	$1,861
Land parcels	18,700	—	—	9,250	2,925	—	30,875
Multi-family	939	7,150	—	—	—	—	8,089
Office/industrial	15,152	—	2,070	501	3,540	—	21,263
Retail	5,583	—	—	1,126	—	—	6,709
Mixed use	—	—	5,060	—	—	—	5,060
Total OREO properties	$42,016	$7,150	$7,130	$10,877	$6,684	$—	$73,857
% of Total	56%	10%	10%	15%	9%	—%	100%

As of December 31, 2012
Single-family homes	$4,301	$—	$—	$—	$1,866	$170	$6,337
Land parcels	18,913	—	—	10,446	3,713	—	33,072
Multi-family	1,178	6,933	—	—	—	—	8,111
Office/industrial	17,960	—	2,300	3,450	3,875	—	27,585
Retail	5,584	—	—	1,191	—	—	6,775
Total OREO properties	$47,936	$6,933	$2,300	$15,087	$9,454	$170	$81,880
% of Total	59%	8%	3%	18%	12%	*	100%

(1)	Represents the southeastern states of Arkansas, Florida and Georgia.

(2)	Represents the midwestern states of Kansas, Michigan, Missouri, Indiana and Ohio.

*	Less than 1%.

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

The specific component of the allowance relates to impaired loans. Impaired loans consist of nonaccrual loans (which include nonaccrual TDRs) and loans classified as accruing TDRs. A loan is considered impaired when, based on current information and events, management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement. All loans that are over 90 days past due in principal or interest are placed on nonaccrual status. Management may also place some loans on nonaccrual status before they are 90 days past due if they meet the above definition of "nonaccrual." Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value, the fair value of the underlying collateral less selling costs if the loan is collateral-dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans exceeding $500,000 are evaluated individually while smaller loans are evaluated as pools using historical loss experience as well as management’s loss expectations for the respective asset class and product type. If the estimated fair value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific reserve as a component of the allowance for loan losses. The recognition of any reserve required on new impaired loans is recorded in the same quarter in which the transfer of the loan to nonaccrual status occurred. All impaired loans are reviewed quarterly for any changes that would affect the specific reserve.

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

As of March 31, 2013, the average appraisal age used in the impaired loan valuation process was 162 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at March 31, 2013 due to the timing of the receipt of the appraisal is not material. In situations such as this, we establish a probable impairment reserve for the account based on our experience in the related asset class and type.

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. The methodology takes into account at a product level the vintage (transformational or legacy), year of origination, the risk-rating migration of the loans, and historical default and loss history of similar products. Using this information, the methodology produces a range of possible reserve amounts by product type. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model as well as market and economic data and management judgment. We consider relevant factors related to individual product types and will also consider, when appropriate, changes in lending practices, changes in business or economic conditions, changes in the nature and volume of loans, changes in staffing or management, changes in the quality of our results from loan reviews, changes in collateral values, concentration risks, and other external factors such as legal or regulatory matters relevant to management’s assessment of required reserve levels. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve is outside the range determined through the framework with respect to a given product type.

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

In our evaluation of the quantitatively-determined range and the adequacy of the allowance at March 31, 2013, we considered a number of factors for each product that included, but were not limited to, the following:

•
for the commercial portfolio, the pace of growth in the commercial loan sector, the existence of larger individual credits and specialized industry concentrations, the average age of the loans in the portfolio, comparison of our default rates to overall U.S. industry averages at industry subsets, default emergence from recent years compared to earlier, more stressed periods, results of "back testing" of model results versus actual recent charge-off history, nonperforming loan inflows, and general macroeconomic indicators, such as GDP, employment trends and manufacturing activity, which still are susceptible to sustainability risk;

•
for the commercial real estate portfolio, the potential impact of general commercial real estate trends, particularly occupancy and leasing rate trends, charge-off severity, nonperforming loan inflows, default likelihood in our book versus the general U.S. averages, default emergence from recent years compared to earlier, more stressed periods, results of "back testing" of model results versus recent charge-off history, collateral value changes in commercial real estate, and the impact that a negative general macroeconomic condition would have on this sector;

•	for the construction portfolio, construction employment, industry experience on construction loan losses, and construction spending rates;

•	and for the residential, home equity, and personal portfolios, home price indices and delinquency rates, and general economic conditions which impact these products.

In determining our March 31, 2013 reserve levels, we established a general reserve level which was higher than our model's output range, in total. This judgment was influenced primarily by limited, but somewhat increasing, seasoning in our transformational commercial portfolio and limited seasoning in our transformational commercial real estate portfolios, ongoing economic uncertainty and the susceptibility of somewhat fragile economic conditions to further downturn, loan concentrations in our commercial portfolio, continuing uncertainty (but with modest improvement expectations) in the commercial real estate markets, and the level of recent inflow into potential problem and nonperforming loans from the transformational commercial portfolio.

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

Management evaluates the adequacy of the allowance for loan losses and reviews the allowance for loan losses and the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of March 31, 2013, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including those loans not yet identifiable).

As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

The accounting policies underlying the establishment and maintenance of the allowance for loan losses through provisions charged to operating expense are discussed more fully in Note 1 of "Notes to Consolidated Financial Statements" of our 2012 Annual Report on Form 10-K.

The following table presents changes in the allowance for loan losses, excluding covered assets, for the periods presented.

Table 23
Allowance for Loan Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Quarters Ended
	2013	2012
	March 31	December 31	September 30	June 30	March 31
Change in allowance for loan losses:
Balance at beginning of period	$161,417	$166,859	$174,302	$183,844	$191,594
Loans charged-off:
Commercial	(11,146)	(10,388)	(4,062)	(7,769)	(9,549)
Commercial real estate	(7,566)	(8,105)	(16,790)	(17,924)	(25,280)
Construction	70	30	64	(828)	(1,245)
Residential real estate	(436)	(621)	(299)	(1,006)	(1,084)
Home equity	(374)	(1,640)	(1,001)	(4)	(483)
Personal	(5)	(612)	(1,006)	(6,341)	(2,085)
Total charge-offs	(19,457)	(21,336)	(23,094)	(33,872)	(39,726)
Recoveries on loans previously charged-off:
Commercial	396	947	919	634	1,679
Commercial real estate	1,364	2,133	544	4,150	1,882
Construction	9	16	594	1,664	41
Residential real estate	2	106	7	2	11
Home equity	61	52	117	314	26
Personal	52	43	229	163	702
Total recoveries	1,884	3,297	2,410	6,927	4,341
Net charge-offs	(17,573)	(18,039)	(20,684)	(26,945)	(35,385)
Provisions charged to operating expense	10,148	12,597	13,241	17,403	27,635
Balance at end of period	$153,992	$161,417	$166,859	$174,302	$183,844
Allowance as a percent of loans at period end	1.53%	1.59%	1.73%	1.85%	1.99%
Average loans, excluding covered assets	$10,116,719	$9,890,102	$9,508,258	$9,377,105	$9,049,389
Ratio of net charge-offs (annualized) to average loans outstanding for the period	0.70%	0.73%	0.87%	1.16%	1.57%
Allowance for loan losses as a percent of nonperforming loans	120%	116%	93%	83%	79%

Charge-offs declined to $19.5 million for the first quarter 2013, from $39.7 million for the year ago period and $21.3 million for the prior quarter. Commercial and commercial real estate comprised 96% of total charge-offs in the first quarter 2013, reflecting the concentration of the overall loan portfolio in these product types and the challenging market conditions associated with these loan types. Of total charge-offs for first quarter 2013, $13.8 million related to six borrowers, of which $9.2 million related to commercial loans and were primarily transformational TDRs. The remaining $4.6 million related to commercial real estate loans and were primarily legacy loans.

The allowance for loan losses declined $7.4 million to $154.0 million at March 31, 2013 from $161.4 million at December 31, 2012. The decrease in the overall allowance from December 31, 2012 was primarily driven by a 14% reduction in the amount of specific reserve requirements on a declining level of impaired loans which require a specific reserve. As a result of these factors, the provision for loan losses for the quarter declined to $10.1 million compared to $12.6 million for the prior quarter and $27.6 million for first quarter 2012. The ratio of the allowance for loan losses to total loans was 1.53% at March 31, 2013, down from 1.59% as of December 31, 2012. As a percentage of nonperforming loans, the allowance for loan losses was 120% compared to

79% at the prior year end. There is no assurance that the balance of the allowance for loan losses will continue to decline in coming quarters.

The following table presents our allocation of the allowance for loan losses by loan category at the dates shown.

Table 24
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	March 31, 2013	% of Total	December 31, 2012	% of Total
Commercial	$65,352	42	$63,709	39
Commercial real estate	63,968	42	73,150	45
Construction	2,101	1	2,434	2
Residential real estate	10,003	7	9,696	6
Home equity	6,562	4	6,797	4
Personal	6,006	4	5,631	4
Total	$153,992	100%	$161,417	100%
Specific reserve	$37,271	24%	$43,390	27%
General allocated reserve	$116,721	76%	$118,027	73%
Recorded Investment in Loans:
Ending balance, specific reserve	$175,248		$199,760
Ending balance, general allocated reserve	9,858,555		9,940,222
Total loans at period end	$10,033,803		$10,139,982

Under our methodology, the allowance for loan losses is comprised of the following components:
General Allocated Component of the Allowance

The general allocated component of the allowance decreased by $1.3 million during the first quarter 2013, from $118.0 million at December 31, 2012 to $116.7 million at March 31, 2013. The reduction in the general allocated reserve was primarily influenced by the improved risk profile of the performing portfolio during the period. In addition, lower loss rates are being applied to a larger proportion of the total loan portfolio as the portfolio is becoming more weighted in transformational loans and less weighted in legacy loans, where historical performance has been weaker. This changing mix has resulted in lower loss rates applied to a larger portion of the total loan portfolio which positively impacts reserve requirements.

Specific Component of the Allowance

At March 31, 2013, the specific component of the allowance decreased by $6.1 million to $37.3 million from $43.4 million at December 31, 2012. The specific reserve requirements are the summation of individual reserves analyzed on an account by account basis at the balance sheet date on impaired loans, which are largely influenced by collateral values. Our impaired loans are primarily collateral-dependent with such loans totaling $152.6 million of the total $175.2 million in impaired loans at March 31, 2013. As a result of a lower level of nonperforming loans, the related reserves have declined in first quarter 2013.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the quarter ended March 31, 2013, our reserve for unfunded commitments increased $1.7 million from December 31, 2012 to $9.1 million with $1.2 million related to a specific problem credit. The balance of the increase resulted from higher unfunded commitment levels and an increase in the likelihood of certain product categories to draw on unused lines. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $4.8 billion and $4.5 billion at March 31, 2013 and 2012, respectively. At March 31, 2013, unfunded commitments with maturities of less than one year approximated $1.6 billion. For further information on our unfunded commitments, refer to Note 15 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under a loss sharing agreement with the FDIC as a result of the 2009 FDIC-assisted acquisition of the former Founders Bank from the FDIC. Under the loss share agreement, generally the FDIC will assume 80% of the first $173 million of credit losses and 95% of the credit losses in excess of $173 million, in both cases relating to assets that existed on the date of acquisition. The loss share agreement expires on September 30, 2014 for non-residential mortgage loans and September 30, 2019 for residential mortgage loans.

The carrying amounts of covered assets as of March 31, 2013 and December 31, 2012 are presented in the following table.

Table 25
Covered Assets
(Amounts in thousands)

	March 31, 2013	December 31, 2012
Commercial loans	$18,335	$21,046
Commercial real estate loans	75,538	82,820
Residential mortgage loans	40,800	42,529
Consumer installment and other loans	4,334	4,706
Foreclosed real estate	21,721	24,395
Asset in lieu	11	11
Estimated loss reimbursement by the FDIC	16,116	18,709
Total covered assets	176,855	194,216
Allowance for covered loan losses	(24,089)	(24,011)
Net covered assets	$152,766	$170,205

Total net covered assets declined by $17.4 million, or 10%, from $170.2 million at December 31, 2012 to $152.8 million at March 31, 2013. The reduction was primarily attributable to $9.2 million in principal paydowns, net of advances, as well as the impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, loss claims paid by the FDIC contributed to the reduction as we collected on the estimated loss reimbursement by the FDIC ("the FDIC indemnification receivable"). The allowance for covered loan losses increased by $78,000 to $24.1 million at March 31, 2013 from $24.0 million at December 31, 2012 reflecting a further credit deterioration in expected cash flows on certain pools of covered loans since the date of acquisition. As of March 31, 2013, the FDIC had reimbursed the Company $113.0 million in losses under the loss share agreement. The remaining balance of our FDIC indemnification receivable is $16.1 million at March 31, 2013 with the value adjusted quarterly in accordance with applicable accounting requirements.

The following table presents covered loan delinquencies and nonperforming covered assets as of March 31, 2013 and December 31, 2012 and excludes purchased impaired loans which are accounted for on a pool basis. Since each purchased impaired pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because we are recognizing interest income on each pool of such loans, they are all considered to be performing. Covered assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

Table 26
Past Due Covered Loans and Nonperforming Covered Assets
(Amounts in thousands)

	March 31, 2013	December 31, 2012
30-59 days past due	$2,674	$1,870
60-89 days past due	2,275	1,400
90 days or more past due and still accruing	—	—
Nonaccrual	18,868	18,242
Total past due and nonperforming covered loans	23,817	21,512
Foreclosed real estate	21,721	24,395
Total past due and nonperforming covered assets	$45,538	$45,907

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

The Bank’s principal sources of funds are client deposits, including large institutional deposits, brokered time deposits, wholesale borrowings, and cash from operations. The Bank’s principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage interest rate and liquidity risk. The primary sources of funding for the Holding Company include dividends when received from its bank subsidiary, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt, as well as equity. Net liquid assets at the Holding Company totaled $66.5 million at March 31, 2013 and $78.0 million at December 31, 2012.

We consider client deposits our core funding source. At March 31, 2013, 83% of our total assets were funded by client deposits, compared to 84% at December 31, 2012. We define client deposits as all deposits other than traditional brokered time deposits and non-client CDARS® (as described in the footnotes to Table 27 below). While we expect overall liquidity in the banking system to remain high while economic recovery and market factors improve, the level of our client deposits may fluctuate significantly based on client needs and other economic, market or regulatory factors, including deposit insurance limits. If client deposits decline due to any of these factors, we would expect to utilize other external sources of liquidity, including wholesale funding.

Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts which are typically larger than retail accounts. We have built a suite of deposit and cash management products and services that support our efforts to attract and retain corporate client accounts, resulting in a concentration of large deposits in our funding base. At March 31, 2013, we had 15 client relationships in which each had more than $75 million in deposits, totaling $2.7 billion, or 24% of total deposits. In comparison, at December 31, 2012, we had 18 client relationships in which each had more than $75 million in deposits, totaling $3.1 billion, or 26% of total deposits. At both periods, over half of the deposits greater than $75 million were from financial services-related businesses, including omnibus accounts from broker-dealer and mortgage companies representing underlying accounts of their customers that may be eligible for pass-through deposit insurance limits. We had 25 client relationships at March 31, 2013 in which each had $50 million or more in total deposits, compared to 27 such relationships at December 31, 2012. These deposits totaled $3.4 billion, or 29% of total deposits and $3.6 billion, or 30% of total deposits at March 31, 2013 and December 31, 2012, respectively.

Our ten largest depositor accounts totaled $2.3 billion, or 20% of total deposits, at March 31, 2013. Commercial deposits are held in various deposit products we offer, including interest-bearing and non-interest bearing demand deposits, CDARS®, savings and money market accounts. The CDARS® deposit program allows clients to obtain greater FDIC deposit insurance for time deposits in excess of the FDIC insurance limits. Through our community banking and private wealth groups, we offer a variety of personal banking products, including checking, savings and money market accounts and CDs, which serve as an additional source of client deposits.

We take deposit concentration risk into account in managing our liquid asset levels. Liquid assets refer to cash on hand, federal funds sold and securities. Net liquid assets represent the sum of the liquid asset categories less the amount of such assets pledged to secure public funds, certain deposits that require collateral and for other purposes as required or permitted by law. Net liquid assets at the Bank were $2.1 billion and $2.7 billion at March 31, 2013 and December 31, 2012, respectively. We had higher net liquid assets at the Bank at December 31, 2012 in part due to an increase in client deposits that can be typical towards year end and uncertainty relating to the potential for deposit outflows resulting from the expiration of the unlimited FDIC deposit insurance on noninterest-bearing deposit accounts at December 31, 2012.

We experienced some client deposit outflows during the first quarter 2013 and have experienced a corresponding decline in liquid assets as well. We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, selectively purchase securities and investments, and opportunistically pay down wholesale funds.

While we first look toward internally generated deposits as our funding source, we also utilize wholesale funding, including brokered time deposits, as needed to enhance liquidity and to fund asset growth. Brokered time deposits are deposits that are sourced from external and unrelated financial institutions by a third party. Brokered time deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. Our asset/liability management policy currently limits our use of brokered time deposits, excluding client CDARS®, to levels no more than 25% of total deposits, and total brokered time deposits to levels no more than 40% of total deposits. Brokered time deposits exclusive of client CDARS® were 3% of total deposits at March 31, 2013 and December 31, 2012.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $37.1 million from the quarter ended March 31, 2012 to $65.6 million for the quarter ended March 31, 2013. Cash flows from investing activities reflect the impact of loans and investments acquired for our interest-earning asset portfolios and asset sales. For the quarter ended March 31, 2013, net cash provided by investing activities was $7.7 million, compared to net cash used in investing activities of $255.6 million for the prior year period. This change in cash flows represents larger amounts of cash redeployed towards the funding of loans in the quarter ended March 31, 2012 than the current period. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash used in financing activities for the quarter ended March 31, 2013 was $692.6 million, compared to net cash provided by financing activities of $224.9 million for the prior year period. The current period financing cash flows primarily represents the decline in deposits from the prior year end, offset by a net increase in FHLB advances of $90.0 million for the first quarter 2013. The prior quarter financing cash flows resulted from increases in FHLB advances and deposits of $199.0 million and $29.9 million, respectively.

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

Table 27
Deposits
(Dollars in thousands)

	March 31, 2013	% of Total	December 31, 2012	% of Total	% Change in Balances
Noninterest-bearing deposits	$2,756,879	24	$3,690,340	30	-25
Interest-bearing demand deposits	1,390,955	12	1,057,390	9	32
Savings deposits	245,762	2	310,188	3	-21
Money market accounts	4,496,102	40	4,602,632	38	-2
Brokered time deposits:
Traditional	330,851	3	382,833	3	-14
Client CDARS® (1)	652,774	6	610,622	5	7
Non-client CDARS® (1)	—	—	—	—	—
Total brokered time deposits	983,625	9	993,455	8	-1
Time deposits	1,518,980	13	1,519,629	12	*
Total deposits	$11,392,303	100	$12,173,634	100	-6
Client deposits (2)	$11,061,452	97	$11,790,801	97	-6

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

Total deposits at March 31, 2013 decreased by $781.3 million from year end 2012, primarily driven by a 25% decline in noninterest-bearing demand deposits. A number of factors contributed to the decrease in noninterest-bearing demand deposits, including movement to interest-bearing products, a category in which balances increased 32% from December 31, 2012; expiration of the unlimited guarantee program, and client usage. The deposit balances of our commercial clients may fluctuate depending on their cash management and liquidity needs. Client deposits as a percentage of total deposits remained consistent at 97% of deposits at March 31, 2013 and December 31, 2012. The deposit to loan ratio was 113.5% at March 31, 2013 compared to 120.1% at December 31, 2012.

Brokered time deposits totaled $983.6 million at March 31, 2013, declining $9.8 million from December 31, 2012. Brokered time deposits fluctuate based upon the Bank's general funding needs related to deposits, loans and other funding needs. Brokered time deposits at March 31, 2013 included $652.8 million in client-related CDARS®. Brokered time deposits, excluding client CDARS®, decreased by $52.0 million from the prior year end and were 3% of total deposits at March 31, 2013 and December 31, 2012.

Public balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public customers to pledge collateral, primarily securities, in support of the balances on account. These relationships may provide cross-sell opportunities with treasury management, as well as other business referral opportunities. At March 31, 2013, we had public funds on account totaling $980.5 million, of which approximately 20% were collateralized with securities. At December 31, 2012, public fund balances totaled $961.1 million. Quarter-to-quarter changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following table presents our brokered and time deposits as of March 31, 2013, with scheduled maturity dates during the period specified.

Table 28
Scheduled Maturities of Brokered and Time Deposits
(Amounts in thousands)

	Brokered	Time	Total
Year ending December 31, 2013:
Second quarter	$491,658	$290,618	$782,276
Third quarter	209,244	333,895	543,139
Fourth quarter	161,111	259,719	420,830
2014	110,709	397,960	508,669
2015	10,403	148,761	159,164
2016	500	19,107	19,607
2017	—	65,271	65,271
2018 and thereafter	—	3,649	3,649
Total	$983,625	$1,518,980	$2,502,605

The following table presents our time deposits of $100,000 or more as of March 31, 2013, which are expected to mature during the period specified.

Table 29
Maturities of Time Deposits of $100,000 or More (1)
(Amounts in thousands)

March 31, 2013
Maturing within 3 months	$490,737
After 3 but within 6 months	575,863
After 6 but within 12 months	625,721
After 12 months	499,472
Total	$2,191,793

(1)	Includes brokered time deposits.

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

Short-term and Secured Borrowings and Long-term Debt

Short-term borrowings at March 31, 2013 and December 31, 2012 consisted solely of FHLB advances that mature in one year or less. We may continue to use FHLB advances to meet our funding needs although we may choose to use brokered deposits as an alternative depending on cost and certain other factors.

The following table provides a comparison of short-term borrowings by category for the periods presented.

Table 30
Short-term Borrowings
(Dollars in thousands)

	March 31, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$95,000	0.38%	$5,000	4.96%
Other Information:
Unused overnight federal funds availability (1)	$500,000		$385,000
Borrowing capacity through the Federal Reserve Bank’s ("FRB") discount window’s primary credit program (2)	$617,521		$688,608
Unused FHLB advances availability	$844,891		$999,722
Weighted average remaining maturity of FHLB advances at period end (in months)	0.3		5.8

(1)	Our total availability of overnight federal fund borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Includes federal term auction facilities. Subject to the availability of pledged collateral, our borrowing capacity changes each quarter.

Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of March 31, 2013, these loan participation agreements totaled $12.8 million. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition.

Long-term debt, which is comprised of junior subordinated debentures, subordinated debt, and the long-term portion of FHLB advances, totaled $499.8 million at both March 31, 2013 and December 31, 2012. The earliest scheduled maturity of long term-debt is $2.0 million in FHLB advances in December 2014.

In addition to on-balance sheet funding and other liquid assets such as cash and investment securities, we maintain access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day while others require advance notice. Funds that are immediately accessible include Federal Fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Availability of Federal Fund lines fluctuate based on market conditions and counterparty relationship strength. Unused overnight Fed Funds borrowings available for use totaled $500.0 million and $385.0 million, respectively, at March 31, 2013 and December 31, 2012, respectively.

We also had borrowing capacity of $935.2 million with the FHLB Chicago at March 31, 2013, of which $844.9 million was available, subject to the availability of acceptable collateral to pledge. This borrowing source may be utilized by the Bank for short-term funding needs, including overnight advances as well as long-term funding needs.

Repurchase agreements ("Repos") are also an immediate source of funding in which we pledge assets to a counterparty against which we can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer, but are regarded as short-term in nature.

The discount window at the FRB is an additional source of overnight funding is the discount window at the FRB. We maintain access to the discount window by pledging loans as collateral to the FRB. Funding availability is primarily dictated by the amount of loans pledged, but also impacted by the margin applied to the loans by the FRB. The amount of loans pledged to the FRB can fluctuate due to the availability of loans eligible under the FRB’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria. At March 31, 2013, we had $617.5 million in borrowing capacity through the FRB discount window’s primary credit program compared to $688.6 million at December 31, 2012.

CAPITAL

Equity totaled $1.2 billion at March 31, 2013, increasing by $24.9 million compared to December 31, 2012 and is primarily due to the first quarter 2013 net income of $27.3 million.

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

To satisfy safety and soundness standards, banking institutions are expected to maintain capital levels in excess of the regulatory minimums depending on the risk inherent in the balance sheet, regulatory expectations and the changing risk profile of business activities and plans. During 2012, we amended our capital management policy taking into account our improved earnings and asset quality, the proposed capital rules, and the recently adopted regulatory stress-testing requirements. Under our capital management policy, we conduct periodic stress testing of our capital adequacy and target capital ratios at levels above regulatory minimums that we believe are appropriate based on various other risk considerations, including the current operating and economic environment and outlook, internal risk guidelines, and our strategic objectives as well as regulatory expectations.

The following table presents information about our capital measures and the related regulatory capital guidelines.

Table 31
Capital Measurements
(Dollars in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For "Well Capitalized" under FDICIA
	March 31, 2013	December 31, 2012	Ratio	Excess Over Regulatory Minimum at 3/31/13	Ratio	Excess Over "Well Capitalized" under FDICIA at 3/31/13
Regulatory capital ratios:
Total risk-based capital:
Consolidated	13.58%	13.17%	8.00%	$678,336	n/a	n/a
The PrivateBank	12.80%	12.34	n/a	n/a	10.00%	$339,138
Tier 1 risk-based capital:
Consolidated	10.90	10.51	4.00	839,432	n/a	n/a
The PrivateBank	11.15	10.69	n/a	n/a	6.00	624,192
Tier 1 leverage:
Consolidated	9.81	9.50	4.00	785,588	n/a	n/a
The PrivateBank	10.03	9.67	n/a	n/a	5.00	678,006

Other capital ratios (consolidated) (1):
Tier 1 common equity to risk-weighted assets (2)	8.89	8.52
Tangible common equity to tangible assets	8.48	7.88

(1)	Ratios are not subject to formal FRB regulatory guidance and are non-U.S. GAAP financial measures. Refer to Table 32, "Non-U.S. GAAP Financial Measures" for a reconciliation to U.S. GAAP presentation.

(2)	For purposes of our presentation we calculate risk-weighted assets under current requirements and not under the recently proposed rules issued by banking regulators.

n/a	Not applicable.

As of March 31, 2013, all of our $244.8 million of outstanding junior subordinated debentures ("Debentures") held by trusts that issued trust preferred securities are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital as defined under FRB regulations currently in effect. At March 31, 2013, the Company's trust preferred securities as a percent of Tier

1 capital were less than 20%. Under the proposed changes to regulatory capital requirements, Tier 1 capital treatment for trust preferred securities is proposed to be phased out over a ten-year period. Depending on the timing of the implementation, or in connection with our capital management plans, we may seek to issue equity or debt securities to replace, redeem or repurchase all or a portion of one or more series of our outstanding trust preferred securities including the PrivateBancorp Statutory Trust IV trust preferred securities which become redeemable at any time on or after June 15, 2013.

Of the $120.0 million in outstanding principal balance of the Bank's subordinated debt facility at March 31, 2013, 40% of the balance qualified as Tier 2 capital. Effective in the third quarter 2010, Tier 2 capital qualification was reduced by 20% of the total balance outstanding and annually thereafter is reduced by an additional 20%. 100% of the $125.0 million in outstanding principal balance of the Company's subordinated debt at March 31, 2013 qualified as Tier 2 capital.

For a full description of our Debentures and subordinated debt, refer to Notes 9 and 10 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

Dividends

We declared dividends of $0.01 per common share during the first quarter 2013, unchanged from 2012. Based on the closing stock price at March 31, 2013 of $18.89, the annualized dividend yield on our common stock was 0.21%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 2.9% for the first quarter 2013 compared to 6.7% for the first quarter 2012. We have no current plans to seek to raise dividends on our common stock.

For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the "Supervision and Regulation" and "Risk Factors" sections of our 2012 Annual Report on Form 10-K.

Stock Repurchases and Issuances and Conversion of Nonvoting Common Stock

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. During the first quarter 2013, we repurchased 81,209 shares with an average value of $17.89 per share.

During first quarter 2013, the Company began issuing shares from treasury upon the exercise of stock options, granting of restricted stock awards and the settlement of share unit awards pursuant to its share-based compensation plans. At March 31, 2013, the Company held 401,000 shares in the treasury and 947,000 at December 31, 2012. The reduction in shares held is primarily attributable to the annual granting of restricted stock awards in February 2013 as part of the Company's 2012 annual incentive and 2013 long-term incentive programs. Prior to 2013, the Company issued new shares to fulfill its obligation to settle stock-based awards.

The holders of our nonvoting common stock notified us of their sale of 1,951,037 shares of our nonvoting common stock on May 2, 2013. Upon settlement of the sale transaction, these shares of nonvoting common stock will be converted to shares of common stock on a one for one basis in accordance with their terms. Giving effect to the conversion, as of May 9, 2013, would have been 76,039,559 shares of our voting common stock outstanding and 1,584,879 shares of our nonvoting common stock outstanding.

NON-U.S. GAAP FINANCIAL MEASURES

This report contains both U.S. GAAP and non-U.S. GAAP based financial measures. These non-U.S. GAAP financial measures include net interest income, net interest margin, net revenue, operating profit, and efficiency ratio all on a fully taxable-equivalent basis, return on average tangible common equity, Tier 1 common equity to risk-weighted assets, tangible equity to tangible assets, tangible equity to risk-weighted assets, tangible common equity to tangible assets, and tangible book value. We believe that presenting these non-U.S. GAAP financial measures will provide information useful to investors in understanding our underlying operational performance, our business, and performance trends and facilitates comparisons with the performance of others in the banking industry.

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

In addition to capital ratios defined by banking regulators, we also consider various measures when evaluating capital utilization and adequacy, including return on average tangible common equity, Tier 1 common equity to risk-weighted assets, tangible equity to tangible assets, tangible equity to risk-weighted assets, tangible common equity to tangible assets, and tangible book value. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. All of these measures exclude the ending balances of goodwill and other intangibles while certain of these ratios exclude preferred capital components. Because U.S. GAAP does not include capital ratio measures, we believe there are no comparable U.S. GAAP financial measures to these ratios. We believe these non-U.S. GAAP financial measures are relevant because they provide information that is helpful in assessing the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of our capitalization to other companies. However, because there are no standardized definitions for these ratios, our calculations may not be comparable with other companies, and this may affect the usefulness of these measures to investors.

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
Table 32
Non-U.S. GAAP Financial Measures
(Dollars in thousands, except per share data)
(Unaudited)

	Quarters Ended
	2013	2012
	March 31	December 31	September 30	June 30	March 31
Taxable-equivalent net interest income
U.S. GAAP net interest income	$103,040	$104,803	$105,408	$105,346	$104,376
Taxable-equivalent adjustment	784	765	729	699	680
Taxable-equivalent net interest income (a)	$103,824	$105,568	$106,137	$106,045	$105,056

Average Earning Assets (b)	$13,026,571	$13,115,687	$12,420,769	$12,148,279	$11,796,499

Net Interest Margin ((a)annualized) / (b)	3.19%	3.16%	3.35%	3.46%	3.53%

Net Revenue
Taxable-equivalent net interest income (a)	$103,824	$105,568	$106,137	$106,045	$105,056
U.S. GAAP non-interest income	30,468	29,454	27,837	26,246	27,504
Net revenue (c)	$134,292	$135,022	$133,974	$132,291	$132,560

Operating Profit
U.S. GAAP income before income taxes	$44,188	$39,765	$38,006	$30,696	$23,950
Provision for loan and covered loan losses	10,357	13,177	13,509	17,038	27,701
Taxable-equivalent adjustment	784	765	729	699	680
Operating profit	$55,329	$53,707	$52,244	$48,433	$52,331

Efficiency Ratio
U.S. GAAP non-interest expense (d)	$78,963	$81,315	$81,730	$83,858	$80,229
Net revenue	$134,292	$135,022	$133,974	$132,291	$132,560
Efficiency ratio (c) / (d)	58.80%	60.22%	61.00%	63.39%	60.52%

Adjusted Net Income
U.S. GAAP net income available to common stockholders	$27,270	$20,040	$19,607	$14,062	$10,819
Amortization of intangibles, net of tax	473	411	407	404	403
Adjusted net income (e)	$27,743	$20,451	$20,014	$14,466	$11,222

Average Tangible Common Equity
U.S. GAAP average total equity	$1,227,628	$1,260,875	$1,356,244	$1,332,178	$1,315,356
Less: average goodwill	94,519	94,531	94,544	94,556	94,569
Less: average other intangibles	12,426	13,152	13,820	14,341	15,007
Less: average preferred stock	—	60,409	241,389	240,993	240,601
Average tangible common equity (f)	$1,120,683	$1,092,783	$1,006,491	$982,288	$965,179

Return on average tangible common equity ((e) annualized / (f)	10.04%	7.45%	7.91%	5.92%	4.68%

Non-U.S. GAAP Financial Measures (Continued)

	2013	2012
	March 31	December 31	September 30	June 30	March 31
Tier 1 Common Capital
U.S. GAAP total equity	$1,232,065	$1,207,166	$1,363,440	$1,334,154	$1,312,154
Trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: accumulated other comprehensive income, net of tax	44,285	48,064	55,818	50,987	47,152
Less: goodwill	94,509	94,521	94,534	94,546	94,559
Less: other intangibles	12,047	12,828	13,500	14,152	14,683
Tier 1 risk-based capital	1,326,017	1,296,546	1,444,381	1,419,262	1,400,553
Less: preferred stock	—	—	241,585	241,185	240,791
Less: trust preferred securities	244,793	244,793	244,793	244,793	244,793
Tier 1 common capital (e)	$1,081,224	$1,051,753	$958,003	$933,284	$914,969

Tangible Common Equity
U.S. GAAP total equity	$1,232,065	$1,207,166	$1,363,440	$1,334,154	$1,312,154
Less: goodwill	94,509	94,521	94,534	94,546	94,559
Less: other intangibles	12,047	12,828	13,500	14,152	14,683
Tangible equity (f)	1,125,509	1,099,817	1,255,406	1,225,456	1,202,912
Less: preferred stock	—	—	241,585	241,185	240,791
Tangible common equity (g)	$1,125,509	$1,099,817	$1,013,821	$984,271	$962,121

Tangible Assets
U.S. GAAP total assets	$13,372,230	$14,057,515	$13,278,554	$12,942,176	$12,623,164
Less: goodwill	94,509	94,521	94,534	94,546	94,559
Less: other intangibles	12,047	12,828	13,500	14,152	14,683
Tangible assets (h)	$13,265,674	$13,950,166	$13,170,520	$12,833,478	$12,513,922

Risk-weighted Assets (i)	$12,164,677	$12,337,398	$11,804,578	$11,588,371	$11,374,212

Period-end Common Shares Outstanding (j)	77,649	77,115	72,436	72,424	72,415

Ratios:
Tier 1 common equity to risk-weighted assets (e) / (i)	8.89%	8.52%	8.12%	8.05%	8.04%
Tangible equity to tangible assets (f) / (h)	8.48%	7.88%	9.53%	9.55%	9.61%
Tangible equity to risk-weighted assets (f) / (i)	9.25%	8.91%	10.63%	10.57%	10.58%
Tangible common equity to tangible assets (g) / (h)	8.48%	7.88%	7.70%	7.67%	7.69%
Tangible book value (g) / (j)	$14.49	$14.26	$14.00	$13.59	$13.29

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

As a continuing part of our asset/liability management, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. We may manage interest rate risk by structuring the asset and liability characteristics of our balance sheet and/or by executing derivatives designated as cash flow hedges. We initiated the use of interest rate derivatives as part of our asset liability management strategy in July 2011 to hedge interest rate risk in our primarily floating-rate loan portfolio and, depending on market conditions have continued the use of such hedges.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our Consolidated Statements of Income.

The majority of our interest-earning assets are floating rate instruments. At March 31, 2013, approximately 73% of the total loan portfolio is indexed to LIBOR, 18% of the total loan portfolio is indexed to the prime rate, and another 2% of the total loan portfolio otherwise adjusts with other reference interest rates. Of the $6.4 billion in loans maturing after one year with a floating interest rate, $1.3 billion are subject to interest rate floors, of which 92% are in effect at March 31, 2013 and are reflected in the interest sensitivity analysis below. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and interest rate swaps.

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

The decrease in the overall interest rate sensitivity from the prior year end, as reflected in the table below, is primarily due to a decrease in noninterest-bearing demand deposits over that time and a related decrease in short-term cash on deposit with the Federal Reserve. A reduction in noninterest-bearing demand deposits decreases our overall interest rate sensitivity because they fund rate-responsive assets but are not themselves sensitive to interest rates. The reduction in short-term cash on deposit with the Federal Reserve reduces asset sensitivity because they reprice daily and are therefore inherently interest rate sensitive. In addition, our total loans decreased during first quarter 2013. Since most of our loans are indexed to short-term LIBOR, such a decline decreases asset sensitivity. Taken together, a reduction in highly rate sensitive assets and a reduction in less responsive liabilities produced a decrease in overall rate sensitivity. Based on the modeling, the Company remains in an asset sensitive position and would benefit from a rise in interest rates. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

The following table shows the estimated impact of an immediate change in interest rates as of March 31, 2013 based on our current simulation modeling assumptions and as of December 31, 2012, as previously reported in our 2012 Annual Report on Form 10-K.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
March 31, 2013
Dollar change	$(9,498)	$14,216	$29,202	$62,959	$99,598
Percent change	-2.5%	3.7%	7.7%	16.5%	26.1%
December 31, 2012
Dollar change	$(13,496)	$20,240	$40,417	$82,421	$127,855
Percent change	-3.5%	5.3%	10.6%	21.6%	33.6%

The estimated impact to our net interest income over a one-year period is reflected in dollar terms and percentage change. As an example, this table illustrates that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on March 31, 2013, net interest income would increase by $29.2 million or 7.7% over a twelve-month period, as compared to a net interest income increase of $40.4 million, or 10.6%, if there had been an instantaneous parallel shift of +100 basis points at December 31, 2012.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2013, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Before making a decision to invest in our securities, you should carefully consider the information discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, regarding our business, financial condition or future results. You should also consider information included in this report, including the information set forth in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements."

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company's monthly common stock purchases during the quarter ended March 31, 2013, which are solely in connection with the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock and stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1 - January 31, 2013	661	$16.18	—	—
February 1 - February 28, 2013	2,742	18.14	—	—
March 1 - March 31, 2013	77,806	17.89	—	—
Total	81,209	$17.89	—	—

(1)	Does not include shares forfeited by departing employees that were surrendered pursuant to the terms of non-compete provisions.

Unregistered Sale of Equity Securities

None.

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

10.1 (a)	Form of Consulting Agreement by and between PrivateBancorp, Inc. and Ralph B. Mandell, effective as of January 1, 2013.

10.2 (a)	Form of Performance Share Unit Award Agreement pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan.

10.3 (a)	Form of TARP-Compliant Restricted Stock Award Agreement for certain non-CEO TARP-compliant 2012 incentive compensation awards pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan.

10.4 (a)	Form of Executive Officer Restricted Stock Award Agreement for equity awards beginning in 2013 made pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan.

10.5 (a)	Form of Executive Officer Stock Option Award Agreement for option awards made beginning in 2013 pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan.

10.6 (a)	Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer's long-term incentive award beginning in 2013 made pursuant to the PrivateBancorp, Inc. 2011 Compensation Plan.

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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 9, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(a)	Filed herewith.

(b)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Exhibits 10.1 through 10.6 are management contracts or compensatory arrangements.

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
Date: May 9, 2013