Form 10-Q
period 2013-06-30
PRIVATEBANCORP, INC
filed 2013-08-07
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 5, 2013, there were 76,087,940 shares of the issuer’s voting common stock, without par value, outstanding and 1,584,879 nonvoting common shares, no par value, outstanding.

PRIVATEBANCORP, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$150,683	$234,308
Federal funds sold and interest-bearing deposits in banks	147,699	707,143
Loans held-for-sale	34,803	49,696
Securities available-for-sale, at fair value (pledged as collateral to creditors: $96.6 million - 2013; $43.9 million - 2012)	1,580,179	1,451,160
Securities held-to-maturity, at amortized cost (fair value: $941.2 million - 2013; $886.8 million - 2012) (pledged as collateral to creditors: $7.1 million - 2013; $100.3 million - 2012)	955,688	863,727
Federal Home Loan Bank ("FHLB") stock	34,063	43,387
Loans – excluding covered assets, net of unearned fees	10,094,636	10,139,982
Allowance for loan losses	(148,183)	(161,417)
Loans, net of allowance for loan losses and unearned fees	9,946,453	9,978,565
Covered assets	158,326	194,216
Allowance for covered loan losses	(24,995)	(24,011)
Covered assets, net of allowance for covered loan losses	133,331	170,205
Other real estate owned, excluding covered assets	57,134	81,880
Premises, furniture, and equipment, net	37,025	39,508
Accrued interest receivable	38,325	34,832
Investment in bank owned life insurance	53,216	52,513
Goodwill	94,496	94,521
Other intangible assets	11,266	12,828
Derivative assets	57,361	99,261
Other assets	144,771	143,981
Total assets	$13,476,493	$14,057,515
Liabilities
Demand deposits:
Noninterest-bearing	$2,736,868	$3,690,340
Interest-bearing	1,234,134	1,057,390
Savings deposits and money market accounts	4,654,930	4,912,820
Brokered time deposits	1,190,796	993,455
Time deposits	1,491,604	1,519,629
Total deposits	11,308,332	12,173,634
Short-term and secured borrowings	308,700	5,000
Long-term debt	499,793	499,793
Accrued interest payable	5,963	7,141
Derivative liabilities	62,014	93,276
Other liabilities	58,651	71,505
Total liabilities	12,243,453	12,850,349
Equity
Common stock:
Voting	75,238	73,479
Nonvoting	1,585	3,536
Treasury stock	(9,001)	(24,150)
Additional paid-in capital	1,016,615	1,026,438
Retained earnings	134,423	79,799
Accumulated other comprehensive income, net of tax	14,180	48,064
Total equity	1,233,040	1,207,166
Total liabilities and equity	$13,476,493	$14,057,515
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – (Continued)
(Amounts in thousands, except per share data)

	June 30, 2013			December 31, 2012
	Preferred	Common Stock		Preferred	Common Stock
	Stock	Voting	Nonvoting	Stock	Voting	Nonvoting
Per Share Data
Par value	None	None	None	None	None	None
Stated value	None	$1.00	$1.00	None	$1.00	$1.00
Share Balances
Shares authorized	1,000	174,000	5,000	1,000	174,000	5,000
Shares issued	—	76,430	1,585	—	74,526	3,536
Shares outstanding	—	76,045	1,585	—	73,579	3,536
Treasury shares	—	385	—	—	947	—
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income
Loans, including fees	$107,407	$105,142	$214,194	$208,681
Federal funds sold and interest-bearing deposits in banks	112	133	320	265
Securities:
Taxable	12,519	14,723	25,341	29,981
Exempt from Federal income taxes	1,532	1,336	3,034	2,636
Other interest income	62	131	152	253
Total interest income	121,632	121,465	243,041	241,816
Interest Expense
Interest-bearing demand deposits	1,034	799	2,149	1,435
Savings deposits and money market accounts	3,887	4,265	8,286	8,867
Brokered and time deposits	4,956	5,394	10,085	10,411
Short-term and secured borrowings	410	123	528	265
Long-term debt	7,613	5,538	15,221	11,116
Total interest expense	17,900	16,119	36,269	32,094
Net interest income	103,732	105,346	206,772	209,722
Provision for loan and covered loan losses	8,843	17,038	19,200	44,739
Net interest income after provision for loan and covered loan losses	94,889	88,308	187,572	164,983
Non-interest Income
Trust and Investments	4,800	4,312	9,194	8,531
Mortgage banking	3,198	2,915	7,368	5,578
Capital markets products	6,048	6,033	11,087	13,382
Treasury management	6,209	5,260	12,133	10,414
Loan, letter of credit and commitment fees	4,282	4,359	8,359	8,723
Syndication fees	3,140	2,013	6,972	4,176
Deposit service charges and fees and other income	1,196	1,644	3,587	3,131
Net securities gains (losses)	136	(290)	777	(185)
Total non-interest income	29,009	26,246	59,477	53,750
Non-interest Expense
Salaries and employee benefits	39,854	42,177	82,994	84,875
Net occupancy expense	7,387	7,653	14,921	15,332
Technology and related costs	3,476	3,273	6,940	6,569
Marketing	3,695	3,058	6,012	5,218
Professional services	1,782	2,247	3,681	4,204
Outsourced servicing costs	1,964	2,093	3,598	3,803
Net foreclosed property expenses	5,555	11,894	12,198	20,129
Postage, telephone, and delivery	981	882	1,824	1,751
Insurance	2,804	4,239	5,343	8,544
Loan and collection expense	2,280	2,918	5,057	6,075
Other expenses	7,477	3,424	13,650	7,587
Total non-interest expense	77,255	83,858	156,218	164,087
Income before income taxes	46,643	30,696	90,831	54,646
Income tax provision	17,728	13,192	34,646	22,887
Net income	28,915	17,504	56,185	31,759
Preferred stock dividends and discount accretion	—	3,442	—	6,878
Net income available to common stockholders	$28,915	$14,062	$56,185	$24,881
Per Common Share Data
Basic earnings per share	$0.37	$0.19	$0.72	$0.35
Diluted earnings per share	$0.37	$0.19	$0.72	$0.34
Cash dividends declared	$0.01	$0.01	$0.02	$0.02
Weighted-average common shares outstanding	76,415	70,956	76,280	70,868
Weighted-average diluted common shares outstanding	76,581	71,147	76,393	71,041
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$28,915	$17,504	$56,185	$31,759
Other comprehensive income:
Available-for-sale securities:
Net unrealized (losses) gains	(36,755)	1,989	(41,380)	2,264
Reclassification of net gains included in net income	(136)	(4)	(777)	(66)
Income tax benefit (expense)	14,382	(835)	16,423	(969)
Net unrealized (losses) gains on available-for-sale securities	(22,509)	1,150	(25,734)	1,229
Cash flow hedges:
Net unrealized gains (losses)	(11,099)	5,233	(10,941)	6,379
Reclassification of net gains included in net income	(1,376)	(795)	(2,444)	(1,317)
Income tax benefit (expense)	4,879	(1,753)	5,235	(2,001)
Net unrealized (losses) gains on cash flow hedges	(7,596)	2,685	(8,150)	3,061
Other comprehensive (loss) income	(30,105)	3,835	(33,884)	4,290
Comprehensive (loss) income	$(1,190)	$21,339	$22,301	$36,049
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Out- standing	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at January 1, 2012	71,745	$240,403	$71,483	$(21,454)	$941,404	$18,219	$46,697	$1,296,752
Comprehensive income (1)	—	—	—	—	—	31,759	4,290	36,049
Cash dividends declared:
Common stock ($0.02 per share)	—	—	—	—	—	(1,449)	—	(1,449)
Preferred stock	—	—	—	—	—	(6,096)	—	(6,096)
Common stock issued for:
Nonvested (restricted) stock grants	685	—	—	—	—	—	—	—
Exercise of stock options	39	—	39	—	87	—	—	126
Restricted stock activity	(3)	—	283	—	(315)	—	—	(32)
Deferred compensation plan	17	—	17	—	163	—	—	180
Accretion of preferred stock discount	—	782	—	—	—	(782)	—	—
Stock repurchased in connection with share-based compensation plans	(80)	—	—	(1,185)	—	—	—	(1,185)
Share-based compensation expense	21	—	21	—	9,788	—	—	9,809
Balance at June 30, 2012	72,424	$241,185	$71,843	$(22,639)	$951,127	$41,651	$50,987	$1,334,154
Balance at January 1, 2013	77,115	$—	$77,015	$(24,150)	$1,026,438	$79,799	$48,064	$1,207,166
Comprehensive income (loss) (1)	—	—	—	—	—	56,185	(33,884)	22,301
Cash dividends declared:
Common stock ($0.02 per share)	—	—	—	—	—	(1,561)	—	(1,561)
Common stock issued for:
Nonvested (restricted) stock grants	587	—	(587)	14,932	(14,345)	—	—	—
Exercise of stock options	93	—	5	2,095	(739)	—	—	1,361
Restricted stock activity	(44)	—	389	218	(779)	—	—	(172)
Deferred compensation plan	13	—	1	337	(88)	—	—	250
Excess tax benefit from share-based compensation	—	—	—	—	29	—	—	29
Stock repurchased in connection with share-based compensation plans	(134)	—	—	(2,433)	—	—	—	(2,433)
Share-based compensation expense	—	—	—	—	6,099	—	—	6,099
Balance at June 30, 2013	77,630	$—	$76,823	$(9,001)	$1,016,615	$134,423	$14,180	$1,233,040

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$56,185	$31,759
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	19,200	44,739
Depreciation of premises, furniture, and equipment	4,349	4,655
Net amortization of premium on securities	8,409	7,300
Net (gains) losses on sale of securities	(777)	185
Valuation adjustments on other real estate owned	10,586	13,729
Net losses on sale of other real estate owned	48	3,050
Net amortization of discount on covered assets	856	1,179
Bank owned life insurance income	(703)	(785)
Net (decrease) increase in deferred loan fees	(4,136)	870
Share-based compensation expense	6,099	9,809
Excess tax benefit from exercise of stock options and vesting of restricted shares	(543)	(62)
Provision for deferred income tax expense	13,307	6,361
Amortization of other intangibles	1,562	1,338
Originations and purchases of loans held-for-sale	(300,636)	(248,278)
Proceeds from sales of loans held-for-sale	322,466	249,837
Net gains from sales of loans held-for-sale	(7,246)	(4,969)
Fair value adjustments on derivatives	10,637	696
Net increase in accrued interest receivable	(3,493)	(1,357)
Net (decrease) increase in accrued interest payable	(1,178)	288
Net increase in other assets	(5,160)	(12,758)
Net decrease in other liabilities	(4,157)	(29,670)
Net cash provided by operating activities	125,675	77,916
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	186,763	224,361
Proceeds from sales	52,846	812
Purchases	(415,732)	(71,002)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	66,154	26,791
Purchases	(160,800)	(231,316)
Net redemption (purchase) of FHLB stock	9,324	(2,772)
Net decrease (increase) in loans	7,859	(512,184)
Net decrease in covered assets	35,275	56,939
Proceeds from sale of other real estate owned	23,744	22,595
Net purchases of premises, furniture, and equipment	(1,866)	(4,199)
Net cash used in investing activities	(196,433)	(489,975)
Financing Activities
Net (decrease) increase in deposit accounts	(865,302)	341,676
Net increase in FHLB advances	295,000	174,000
Stock repurchased in connection with benefit plans	(2,433)	(1,185)
Cash dividends paid	(1,558)	(7,568)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	1,439	274
Excess tax benefit from exercise of stock options and vesting of restricted shares	543	62
Net cash (used in) provided by financing activities	(572,311)	507,259
Net (decrease) increase in cash and cash equivalents	(643,069)	95,200
Cash and cash equivalents at beginning of year	941,451	361,741
Cash and cash equivalents at end of period	$298,382	$456,941
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$37,447	$31,806
Cash paid for income taxes	13,265	30,519
Non-cash transfers of loans to other real estate	9,632	23,481
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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to June 30, 2013 for potential recognition or disclosure.

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

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	June 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$184,376	$73	$(2,528)	$181,921	$114,252	$1,050	$(40)	$115,262
U.S. Agencies	47,632	—	(1,900)	45,732	—	—	—	—
Collateralized mortgage obligations	191,548	5,991	(69)	197,470	229,895	11,155	(16)	241,034
Residential mortgage-backed securities	876,996	26,829	(5,110)	898,715	823,191	45,131	—	868,322
State and municipal securities	252,136	7,214	(3,509)	255,841	214,174	11,990	(122)	226,042
Foreign sovereign debt	500	—	—	500	500	—	—	500
Total	$1,553,188	$40,107	$(13,116)	$1,580,179	$1,382,012	$69,326	$(178)	$1,451,160
Securities Held-to-Maturity
Collateralized mortgage obligations	$71,252	$—	$(1,447)	$69,805	$74,164	$480	$—	$74,644
Residential mortgage-backed securities	742,411	2,049	(9,728)	734,732	703,419	22,058	(29)	725,448
Commercial mortgage-backed securities	141,561	3	(5,375)	136,189	85,680	670	(137)	86,213
State and municipal securities	464	4	—	468	464	5	—	469
Total	$955,688	$2,056	$(16,550)	$941,194	$863,727	$23,213	$(166)	$886,774

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank ("FRB") discount window borrowing availability, derivative transactions, standby letters of credit with counterparty banks and for other purposes as permitted or required by law, totaled $392.4 million and $455.6 million at June 30, 2013 and December 31, 2012, respectively. Of total pledged securities, securities pledged to creditors under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties totaled $103.6 million and $144.2 million at June 30, 2013 and December 31, 2012, respectively.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at June 30, 2013 or December 31, 2012.

The following table presents the fair values of securities with unrealized losses as of June 30, 2013 and December 31, 2012. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2013
Securities Available-for-Sale
U.S. Treasury	$124,023	$(2,528)	$—	$—	$124,023	$(2,528)
U.S. Agency	45,732	(1,900)	—	—	45,732	(1,900)
Collateralized mortgage obligations	2,580	(66)	1,695	(3)	4,275	(69)
Residential mortgage-backed securities	169,879	(5,110)	—	—	169,879	(5,110)
State and municipal securities	114,522	(3,468)	985	(41)	115,507	(3,509)
Total	$456,736	$(13,072)	$2,680	$(44)	$459,416	$(13,116)
Securities Held-to-Maturity
Residential mortgage-backed securities	$459,695	$(9,728)	$—	$—	$459,695	$(9,728)
Commercial mortgage-backed securities	130,115	(5,375)	—	—	130,115	(5,375)
Collateralized mortgage obligations	69,806	(1,447)	—	—	69,806	(1,447)
Total	$659,616	$(16,550)	$—	$—	$659,616	$(16,550)
As of December 31, 2012
Securities Available-for-Sale
U.S. Treasury	$27,359	$(40)	$—	$—	$27,359	$(40)
Collateralized mortgage obligations	6,181	(11)	2,111	(5)	8,292	(16)
State and municipal securities	14,920	(100)	1,160	(22)	16,080	(122)
Total	$48,460	$(151)	$3,271	$(27)	$51,731	$(178)
Securities Held-to-Maturity
Residential mortgage-backed securities	$3,912	$(29)	$—	$—	$3,912	$(29)
Commercial mortgage-backed securities	35,437	(137)	—	—	35,437	(137)
Total	$39,349	$(166)	$—	$—	$39,349	$(166)

There were $2.7 million of securities with $44,000 in an unrealized loss position for greater than 12 months at June 30, 2013. At December 31, 2012, there were $3.3 million of securities with $27,000 in an unrealized loss position for greater than 12 months. These unrealized losses were caused primarily by changes in interest rates and spreads, and not credit quality. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, no other-than-temporarily impairments were recorded on these securities during the six months ended June 30, 2013 or during 2012.

The following table presents the remaining contractual maturity of securities as of June 30, 2013 by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	June 30, 2013
	Available-For-Sale Securities		Held-To-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipal and foreign sovereign debt securities:
One year or less	$13,709	$13,784	$80	$80
One year to five years	214,555	215,631	384	388
Five years to ten years	250,248	248,208	—	—
After ten years	6,132	6,371	—	—
All other securities:
Collateralized mortgage obligations	191,548	197,470	71,252	69,805
Residential mortgage-backed securities	876,996	898,715	742,411	734,732
Commercial mortgage-backed securities	—	—	141,561	136,189
Total	$1,553,188	$1,580,179	$955,688	$941,194

The following table presents gains (losses) on securities for the quarters and six months ended June 30, 2013 and 2012.

Securities Gains (Losses)
(Amounts in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Proceeds from sales	$2,068	$—		$52,846	$812
Gross realized gains	$136	$253		$778	$379
Gross realized losses	—	(543)		(1)	(564)
Net realized gains (losses)	$136	$(290)	(1)	$777	$(185)	(1)
Income tax provision (benefit) on net realized gains (losses)	$53	$(115)		$306	$(73)

(1)
Includes net losses of $294,000 and $251,000 for the quarter and six months ended June 30, 2012 associated with certain investment funds that make qualifying investments for purposes of supporting our community reinvestment initiatives in accordance with the Community Reinvestment Act. These investments are classified in other assets in the Consolidated Statements of Financial Condition. Effective in fourth quarter 2012, net losses from these investments are recorded in other non-interest expense in the Consolidated Statements of Income.

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

Loan Portfolio
(Amounts in thousands)

	June 30, 2013	December 31, 2012
Commercial and industrial	$5,019,494	$4,901,210
Commercial – owner-occupied commercial real estate	1,641,973	1,595,574
Total commercial	6,661,467	6,496,784
Commercial real estate	1,981,541	2,132,063
Commercial real estate – multi-family	520,160	543,622
Total commercial real estate	2,501,701	2,675,685
Construction	211,976	190,496
Residential real estate	347,629	373,580
Home equity	159,958	167,760
Personal	211,905	235,677
Total loans	$10,094,636	$10,139,982
Deferred loan fees, net of costs, included as a reduction in total loans	$35,520	$39,656
Overdrawn demand deposits included in total loans	$928	$3,091

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Carrying Value of Loans Pledged
(Amounts in thousands)

	June 30, 2013	December 31, 2012
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$710,450	$808,243
FHLB advances	1,560,448	2,068,172
Total	$2,270,898	$2,876,415

(1)	No borrowings were outstanding at June 30, 2013 or December 31, 2012.

Loan Portfolio Aging

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of June 30, 2013
Commercial	$6,613,146	$539	$—	$—	$6,613,685	$47,782	$6,661,467
Commercial real estate	2,446,365	6,690	2,887	—	2,455,942	45,759	2,501,701
Construction	211,976	—	—	—	211,976	—	211,976
Residential real estate	334,423	265	129	—	334,817	12,812	347,629
Home equity	146,084	219	—	—	146,303	13,655	159,958
Personal	210,117	37	—	—	210,154	1,751	211,905
Total loans	$9,962,111	$7,750	$3,016	$—	$9,972,877	$121,759	$10,094,636

As of December 31, 2012
Commercial	$6,451,311	$2,195	$1,365	$—	$6,454,871	$41,913	$6,496,784
Commercial real estate	2,597,780	4,073	5,278	—	2,607,131	68,554	2,675,685
Construction	189,939	—	—	—	189,939	557	190,496
Residential real estate	359,096	3,260	—	—	362,356	11,224	373,580
Home equity	153,754	1,835	461	—	156,050	11,710	167,760
Personal	230,852	2	1	—	230,855	4,822	235,677
Total loans	$9,982,732	$11,365	$7,105	$—	$10,001,202	$138,780	$10,139,982

Impaired Loans

Impaired loans consist of nonaccrual loans (which include nonaccrual troubled debt restructurings ("TDRs")) and loans classified as accruing TDRs. A loan is considered impaired when, based on current information and events, management believes that either it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement or it has been classified as a TDR. The following two tables present information on impaired loans outstanding by product segment, including our recorded investment in impaired loans, which represents the principal amount outstanding, net of unearned income, deferred loan fees and costs, and any direct principal charge-offs.

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of June 30, 2013
Commercial	$96,148	$58,493	$33,162	$91,655	$15,806
Commercial real estate	60,414	11,584	36,978	48,562	9,669
Construction	—	—	—	—	—
Residential real estate	13,674	2,632	10,180	12,812	4,101
Home equity	16,212	3,091	12,169	15,260	2,970
Personal	4,922	810	941	1,751	178
Total impaired loans	$191,370	$76,610	$93,430	$170,040	$32,724

Impaired Loans (Continued)
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of December 31, 2012
Commercial	$100,573	$46,243	$39,937	$86,180	$13,259
Commercial real estate	93,651	26,653	56,659	83,312	20,450
Construction	1,184	—	557	557	117
Residential real estate	12,121	3,107	8,582	11,689	3,996
Home equity	14,888	2,034	11,166	13,200	2,797
Personal	5,244	—	4,822	4,822	2,771
Total impaired loans	$227,661	$78,037	$121,723	$199,760	$43,390

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	Quarters Ended June 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$76,777	$620	$137,872	$2,069
Commercial real estate	62,402	98	162,404	389
Construction	—	—	2,175	—
Residential real estate	13,023	—	13,667	14
Home equity	15,390	23	12,762	24
Personal	3,910	—	17,819	—
Total	$171,502	$741	$346,699	$2,496

	Six Months Ended June 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$81,893	$1,253	$127,625	$2,824
Commercial real estate	71,424	330	176,949	987
Construction	—	—	3,461	—
Residential real estate	12,452	3	15,644	34
Home equity	14,687	60	12,301	47
Personal	4,293	—	21,096	119
Total	$184,749	$1,646	$357,076	$4,011

(1)	Represents amounts while classified as impaired for the periods presented.

Credit Quality Indicators

We have adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that exhibit acceptable financial performance, cash flow, and leverage.

We attempt to mitigate risk by structure, collateral, monitoring, and other meaningful controls. Credits rated 6 are performing in accordance with contractual terms but are considered "special mention" as these credits demonstrate potential weakness that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Loans rated 7 may be classified as either accruing ("potential problem") or nonaccrual ("nonperforming"). Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest but the ultimate collection of these loans in full is questionable due to the same conditions that characterize a 6-rated credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the value of the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at a minimum on a quarterly basis, while all other rated credits over a certain dollar threshold, depending on loan type, are reviewed annually or more frequently as the situation warrants.

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of June 30, 2013
Commercial	$83,485	1.3	$59,748	0.9	$47,782	0.7	$6,661,467
Commercial real estate	1,072	*	27,489	1.1	45,759	1.8	2,501,701
Construction	—	—	—	—	—	—	211,976
Residential real estate	6,187	1.8	6,755	1.9	12,812	3.7	347,629
Home equity	2,001	1.3	3,106	1.9	13,655	8.5	159,958
Personal	135	0.1	98	*	1,751	0.8	211,905
Total	$92,880	0.9	$97,196	1.0	$121,759	1.2	$10,094,636
As of December 31, 2012
Commercial	$72,651	1.1	$40,495	0.6	$41,913	0.6	$6,496,784
Commercial real estate	21,209	0.8	48,897	1.8	68,554	2.6	2,675,685
Construction	—	—	—	—	557	0.3	190,496
Residential real estate	2,364	0.6	13,844	3.7	11,224	3.0	373,580
Home equity	562	0.3	4,351	2.6	11,710	7.0	167,760
Personal	8	*	289	0.1	4,822	2.0	235,677
Total	$96,794	1.0	$107,876	1.1	$138,780	1.4	$10,139,982

*	Less than 0.1%

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	June 30, 2013		December 31, 2012
	Accruing	Nonaccrual (1)	Accruing	Nonaccrual (1)
Commercial	$43,873	$14,631	$44,267	$25,200
Commercial real estate	2,803	15,240	14,758	29,426
Residential real estate	—	3,213	465	2,867
Home equity	1,605	3,371	1,490	3,000
Personal	—	1,218	—	4,299
Total	$48,281	$37,673	$60,980	$64,792

(1)	Included in nonperforming loans.

At June 30, 2013 and December 31, 2012, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $11.3 million and $16.3 million, respectively.

Additions to Accruing Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Quarters Ended June 30,
	2013			2012
	Number of Borrowers	Outstanding Recorded Investment (1)		Number of Borrowers	Outstanding Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	2	$4,600	$4,600	2	$1,800	$1,650
Commercial real estate
Extension of maturity date (2)	—	—	—	1	219	219
Total accruing	2	$4,600	$4,600	3	$2,019	$1,869
Change in recorded investment due to principal paydown at time of modification			$—			$150

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

Additions to Accruing Troubled Debt Restructurings during the Period (Continued)
(Dollars in thousands)

	Six Months Ended June 30,
	2013			2012
		Outstanding Recorded Investment (1)			Outstanding Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	4	$4,935	$4,935	5	$33,488	$33,338
Multiple note structuring (3)	—	—	—	1	17,596	11,796
Total commercial	4	4,935	4,935	6	51,084	45,134
Commercial real estate
Extension of maturity date (2)	—	—	—	2	3,313	2,513
Residential real estate
Extension of maturity date (2)	1	150	150	3	2,182	2,182
Other concession (4)	—	—	—	1	200	200
Total residential real estate	1	150	150	4	2,382	2,382
Home equity
Extension of maturity date (2)	—	—	—	1	125	125
Total accruing	5	$5,085	$5,085	13	$56,904	$50,154
Change in recorded investment due to principal paydown at time of modification			$—			$950
Change in recorded investment due to charge-offs as part of the multiple note structuring			$—			$5,800

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)
The multiple note structure typically bifurcates a troubled loan into two separate notes, where the first note is reasonably assured of repayment and performance according to the modified terms, and the portion of the troubled loan that is not reasonably assured of repayment is charged-off.

(4)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

Additions to Nonaccrual Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Quarters Ended June 30,
	2013			2012
	Number of Borrowers	Outstanding Recorded Investment (1)		Number of Borrowers	Outstanding Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	1	$134	$134	1	$2,015	$2,015
Other concession (3)	3	1,670	1,670	1	14,512	14,512
Total commercial	4	1,804	1,804	2	16,527	16,527
Commercial real estate
Other concession (3)	—	—	—	1	16,186	16,090
Residential real estate
Extension of maturity date (2)	—	—	—	1	223	223
Home equity
Other concession (3)	1	590	590	1	488	488
Total nonaccrual	5	$2,394	$2,394	5	$33,424	$33,328
Change in recorded investment due to principal paydown at time of modification			$—			$95

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases, or deferrals of principal.

Additions to Nonaccrual Troubled Debt Restructurings during the Period (Continued)
(Dollars in thousands)

	Six Months Ended June 30,
	2013			2012
		Outstanding Recorded Investment (1)			Outstanding Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	1	$134	$134	1	$2,015	$2,015
Other concession (3)	3	1,670	1,670	2	17,512	17,512
Total commercial	4	1,804	1,804	3	19,527	19,527
Commercial real estate
Extension of maturity date (2)	1	297	297	4	823	823
Other concession (3)	—	—	—	1	16,186	16,090
Total commercial real estate	1	297	297	5	17,009	16,913
Residential real estate
Extension of maturity date (2)	—	—	—	1	223	223
Home equity
Extension of maturity date (2)	3	476	476	—	—	—
Other concession (3)	4	1,022	1,015	1	488	488
Total home equity	7	1,498	1,491	1	488	488
Total nonaccrual	12	$3,599	$3,592	10	$37,247	$37,151
Change in recorded investment due to principal paydown at time of modification			$7			$95

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve calculation. However, our general reserve methodology considers the amount and product type of the TDRs removed as one of many credit or portfolio considerations in establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Refer to the "Impaired Loan" and "Allowance for Loan Loss" sections of Note 1, "Summary of Significant Accounting Policies" to the Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $9.3 million and $23.3 million in specific reserves for nonaccrual TDRs at June 30, 2013 and December 31, 2012, respectively. For accruing TDRs, there were specific reserves of $39,000 and $40,000 at June 30, 2013 and December 31, 2012, respectively, with the specific reserve representing the difference between the present value of cash flows for the restructured loan as compared to the original loan.

The following table presents the recorded investment and number of loans modified as an accruing TDR during the previous 12 months which subsequently became nonperforming during the quarters and six months ended June 30, 2013 and 2012. A loan becomes nonperforming and placed on nonaccrual status typically when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than when the loan becomes 90 days past due.

Accruing Troubled Debt Restructurings
Reclassified as Nonperforming Within 12 Months of Restructuring
(Dollars in thousands)

	2013		2012
	Number of Borrowers	Recorded Investment (1)	Number of Borrowers	Recorded Investment (1)
Quarters Ended June 30,
Commercial	—	$—	1	$16,500
Six Months Ended June 30,
Commercial	—	$—	1	$16,500
Commercial real estate	2	5,258	1	97
Total	2	$5,258	2	$16,597

(1)	Represents amounts as of the balance sheet date from the quarter the default was first reported.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 6 for a detailed discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Quarter Ended June 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$65,352	$63,968	$2,101	$10,003	$6,562	$6,006	$153,992
Loans charged-off	(2,372)	(8,725)	—	(783)	(334)	(2,776)	(14,990)
Recoveries on loans previously charged-off	459	141	25	2	199	46	872
Net (charge-offs) recoveries	(1,913)	(8,584)	25	(781)	(135)	(2,730)	(14,118)
Provision (release) for loan losses	17,235	(8,895)	500	(176)	(387)	32	8,309
Balance at end of period	$80,674	$46,489	$2,626	$9,046	$6,040	$3,308	$148,183
Ending balance, loans individually evaluated for impairment (1)	$15,806	$9,669	$—	$4,101	$2,970	$178	$32,724
Ending balance, loans collectively evaluated for impairment	$64,868	$36,820	$2,626	$4,945	$3,070	$3,130	$115,459
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$91,655	$48,562	$—	$12,812	$15,260	$1,751	$170,040
Ending balance, loans collectively evaluated for impairment	6,569,812	2,453,139	211,976	334,817	144,698	210,154	9,924,596
Total recorded investment in loans	$6,661,467	$2,501,701	$211,976	$347,629	$159,958	$211,905	$10,094,636

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (continued) (Amounts in thousands)

	Quarter Ended June 30, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$59,911	$97,021	$3,180	$6,560	$6,601	$10,571	$183,844
Loans charged-off	(7,769)	(17,924)	(828)	(1,006)	(4)	(6,341)	(33,872)
Recoveries on loans previously charged-off	634	4,150	1,664	2	314	163	6,927
Net (charge-offs) recoveries	(7,135)	(13,774)	836	(1,004)	310	(6,178)	(26,945)
Provision (release) for loan losses	12,409	1,239	(1,235)	1,273	153	3,564	17,403
Balance at end of period	$65,185	$84,486	$2,781	$6,829	$7,064	$7,957	$174,302
Ending balance, loans individually evaluated for impairment (1)	$17,975	$30,786	$146	$1,629	$2,864	$4,697	$58,097
Ending balance, loans collectively evaluated for impairment	$47,210	$53,700	$2,635	$5,200	$4,200	$3,260	$116,205
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$142,059	$132,421	$555	$11,902	$13,684	$6,408	$307,029
Ending balance, loans collectively evaluated for impairment	5,766,552	2,491,321	170,459	318,352	160,447	222,075	9,129,206
Total recorded investment in loans	$5,908,611	$2,623,742	$171,014	$330,254	$174,131	$228,483	$9,436,235

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses (Continued)
(Amounts in thousands)

	Six Months Ended June 30,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2013
Balance at beginning of year	$63,709	$73,150	$2,434	$9,696	$6,797	$5,631	$161,417
Loans charged-off	(13,518)	(16,291)	70	(1,219)	(708)	(2,781)	(34,447)
Recoveries on loans previously charged-off	855	1,505	34	4	260	98	2,756
Net charge-offs	(12,663)	(14,786)	104	(1,215)	(448)	(2,683)	(31,691)
Provision (release) for loan losses	29,628	(11,875)	88	565	(309)	360	18,457
Balance at end of period	$80,674	$46,489	$2,626	$9,046	$6,040	$3,308	$148,183
2012
Balance at beginning of year	$60,663	$94,905	$12,852	$6,376	$4,022	$12,776	$191,594
Loans charged-off	(17,318)	(43,204)	(2,073)	(2,090)	(487)	(8,426)	(73,598)
Recoveries on loans previously charged-off	2,313	6,032	1,705	13	340	865	11,268
Net charge-offs	(15,005)	(37,172)	(368)	(2,077)	(147)	(7,561)	(62,330)
Provision (release) for loan losses	19,527	26,753	(9,703)	2,530	3,189	2,742	45,038
Balance at end of period	$65,185	$84,486	$2,781	$6,829	$7,064	$7,957	$174,302

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$9,066	$8,210	$7,343	$7,277
Provision for unfunded commitments	467	—	2,190	933
Balance at end of period	$9,533	$8,210	$9,533	$8,210
Unfunded commitments, excluding covered assets, at period end (1)	$4,732,435	$4,552,903

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

The carrying amount of covered assets is presented in the following table.

Covered Assets
(Amounts in thousands)

	June 30, 2013				December 31, 2012
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$4,903	$11,413	$—	$16,316	$6,044	$15,002	$—	$21,046
Commercial real estate loans	12,714	58,490	—	71,204	15,864	66,956	—	82,820
Residential mortgage loans	331	39,059	—	39,390	305	42,224	—	42,529
Consumer installment and other	87	3,842	276	4,205	87	4,320	299	4,706
Foreclosed real estate	—	—	17,173	17,173	—	—	24,395	24,395
Asset in lieu	—	—	11	11	—	—	11	11
Estimated loss reimbursement by the FDIC	—	—	10,027	10,027	—	—	18,709	18,709
Total covered assets	18,035	112,804	27,487	158,326	22,300	128,502	43,414	194,216
Allowance for covered loan losses	(10,003)	(14,992)	—	(24,995)	(10,510)	(13,501)	—	(24,011)
Net covered assets	$8,032	$97,812	$27,487	$133,331	$11,790	$115,001	$43,414	$170,205
Nonperforming covered loans (1)		$18,260				$18,242

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

The following table presents changes in the allowance for covered loan losses for the periods presented.

Allowance for Covered Loan Losses
(Amounts in thousands)

	2013			2012
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
Quarters Ended June 30,
Balance at beginning of period	$9,471	$14,618	$24,089	$12,871	$13,452	$26,323
Loans charged-off	—	(52)	(52)	(580)	(22)	(602)
Recoveries on loans previously charged-off	119	26	145	193	49	242
Net recoveries (charge-offs)	119	(26)	93	(387)	27	(360)
Provision (release) for covered loan losses (1)	413	400	813	(3,962)	(268)	(4,230)
Balance at end of period	$10,003	$14,992	$24,995	$8,522	$13,211	$21,733
Six Months Ended June 30,
Balance at beginning of period	$10,510	$13,501	$24,011	$14,727	$11,212	$25,939
Loans charged-off	(198)	(65)	(263)	(580)	(24)	(604)
Recoveries on loans previously charged-off	166	67	233	239	63	302
Net (charge-offs) recoveries	(32)	2	(30)	(341)	39	(302)
(Release) provision for covered loan losses (2)	(475)	1,489	1,014	(5,864)	1,960	(3,904)
Balance at end of period	$10,003	$14,992	$24,995	$8,522	$13,211	$21,733

(1)
Includes a provision (release) for credit losses of $534,000 and $(365,000) recorded in the Consolidated Statements of Income for the quarters ended June 30, 2013 and 2012, respectively, representing our 20% non-reimbursable portion of losses under the loss share agreement.

(2)
Includes a provision (release) for credit losses of $743,000 and $(299,000) recorded in the Consolidated Statements of Income for the six months ended June 30, 2013 and 2012, respectively, representing our 20% non-reimbursable portion of losses under the loss share agreement.

Changes in the carrying amount and accretable yield for purchased impaired loans that evidenced deterioration at the acquisition date are set forth in the following table.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount
(Amounts in thousands)

	2013		2012
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Quarters Ended June 30,
Balance at beginning of period	$1,549	$18,378	$3,643	$42,002
Payments received	—	(343)	—	(2,789)
Charge-offs/disposals (1)	—	(94)	(2,050)	(6,793)
Reclassifications from nonaccretable difference, net	137	—	1,388	—
Accretion	(94)	94	(298)	298
Balance at end of period	$1,592	$18,035	$2,683	$32,718
Six Months Ended June 30,
Balance at beginning of period	$1,752	$22,300	$5,595	$49,495
Payments received	—	(2,327)	—	(6,428)
Charge-offs/disposals (1)	—	(2,123)	(2,226)	(11,159)
Reclassifications from nonaccretable difference, net	25	—	124	—
Accretion	(185)	185	(810)	810
Balance at end of period	$1,592	$18,035	$2,683	$32,718
Contractual amount outstanding at period end		$26,267		$44,052

(1)	Includes transfers to covered foreclosed real estate.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	June 30, 2013	December 31, 2012
Banking	$81,755	$81,755
Trust and Investments	12,741	12,766
Total goodwill	$94,496	$94,521

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. Our annual goodwill test was performed as of October 31, 2012, and it was determined that no impairment existed as of that date. There were no impairment charges for goodwill recorded in 2012. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of October 31, 2012 that would indicate impairment of goodwill at June 30, 2013.

Goodwill decreased by $25,000 during the first six months of 2013 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm and wholly-owned subsidiary of the Company.

We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 15 years.

We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During second quarter 2013, there were no events or circumstances to indicate there may be impairment of intangible assets, and no impairment charges for other intangible assets were recorded for the six months ended June 30, 2013.

Other Intangible Assets
(Amounts in thousands)

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Core deposit intangibles:
Gross carrying amount	$18,093	$18,093
Accumulated amortization	8,718	7,362
Net carrying amount	$9,375	$10,731
Amortization during the period	$1,356	$2,282
Weighted average remaining life (in years)	4	4
Client relationships:
Gross carrying amount	$5,059	$5,059
Accumulated amortization	3,168	2,962
Net carrying amount	$1,891	$2,097
Amortization during the period	$206	$402
Weighted average remaining life (in years)	6	7

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year ending December 31,
2013 - remaining six months	$1,559
2014	3,211
2015	2,659
2016	2,365
2017	1,329
2018 and thereafter	143
Total	$11,266

8. SHORT-TERM AND SECURED BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	June 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$300,000	0.13%	$5,000	4.96%
Other Information:
Weighted average remaining maturity of FHLB advances at period end	1 day		6 months
Unused FHLB advances availability	$443,681		$999,722
Unused overnight federal funds availability (1)	$525,000		$385,000
Borrowing capacity through the FRB discount window primary credit program (2)	$613,066		$688,608

(1)	Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

As a member of the FHLB Chicago, we have access to a borrowing capacity of $744.0 million at June 30, 2013, of which $443.7 million is available subject to the availability of acceptable collateral to pledge. Qualifying residential, multi-family and commercial real estate loans, home equity lines of credit, and residential mortgage-backed securities are held as collateral towards current outstanding advances and additional borrowing availability. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less and at June 30, 2013.

Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of June 30, 2013, these loan participation agreements totaled $8.7 million. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition.

9. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

			June 30, 2013	December 31, 2012
Parent Company:
2.92% junior subordinated debentures due 2034		(1)(a)	$8,248	$8,248
1.98% junior subordinated debentures due 2035		(2)(a)	51,547	51,547
1.77% junior subordinated debentures due 2035		(3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068		(a)	143,760	143,760
7.125% subordinated debentures due 2042	(b)		125,000	125,000
Subtotal			369,793	369,793
Subsidiaries:
FHLB advances			10,000	10,000
3.78% subordinated debt facility due 2015	(4)(c)		120,000	120,000
Subtotal			130,000	130,000
Total long-term debt			$499,793	$499,793
Weighted average interest rate of FHLB long-term advances at period end			4.15%	4.15%
Weighted average remaining maturity of FHLB long-term advances at period end (in years)			3.9	4.4

(1)	Variable rate in effect at June 30, 2013 based on three-month LIBOR +2.65%.

(2)	Variable rate in effect at June 30, 2013, based on three-month LIBOR +1.71%.

(3)	Variable rate in effect at June 30, 2013, based on three-month LIBOR +1.50%.

(4)	Variable rate in effect at June 30, 2013, based on three-month LIBOR +3.50%.

(a)
Qualifies as Tier 1 capital for regulatory capital purposes under current guidelines. Under the final regulatory capital rules issued in July 2013, these instruments are grandfathered for inclusion as a component of Tier 1 capital, although the Tier 1 capital treatment for these instruments will be subject to phase-out if an organization exceeds $15 billion in total consolidated assets due to acquisitions.

(b)	Qualifies as Tier 2 capital for regulatory capital purposes.

(c)
For regulatory capital purposes, beginning in the third quarter 2010, 20% of the original balance outstanding is excluded each year from Tier 2 capital until maturity. As of June 30, 2013 and December 31, 2012, 40% of the outstanding balance qualified as Tier 2 capital.

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

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of June 30, 2013, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company obligated mandatorily redeemable trust preferred securities ("Trust Preferred Securities") to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company ("Debentures"). The Debentures held by the trusts, which in aggregate total $244.8 million, are the sole assets of each respective trust. Our obligations under the Debentures and related documents, including the indentures, the declarations of trust and related Company guarantees, taken together, constitute a full and unconditional guarantee by the Company on a subordinated basis of distributions, and redemption payments and liquidation payments on the Trust Preferred Securities. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all or any series of the Debentures, in each case, at a redemption price of 100% of the principal amount of the Debentures being redeemed plus any accrued but unpaid interest to the redemption date. The repayment, redemption or repurchase of the Debentures would be subject to the terms of the applicable indenture and would result in a corresponding repayment, redemption or repurchase of the related series of Trust Preferred Securities. Any redemption of the Debentures held by PrivateBancorp Statutory Trust IV (the "Series IV Debentures"), would be subject to the terms of the replacement capital covenant described below and any required regulatory approval.

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

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

		Common Securities Issued	Trust Preferred Securities Issued (1)		Earliest Redemption Date (on or after) (3)		Principal Amount of Debentures (3)
	Issuance Date			Coupon Rate (2)		Maturity	June 30, 2013	December 31, 2012
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.92%	Jun 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	1.98%	Sep 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.77%	Dec 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun 15, 2013	Jun. 2068	143,760	143,760
Total		$3,043	$241,750				$244,793	$244,793

(1)
The trust preferred securities accrue distributions at a rate equal to the interest rate on and have a maturity identical to that of the related Debentures. The trust preferred securities will be redeemed upon maturity or earlier redemption of the related Debentures.

(2)
Reflects the coupon rate in effect at June 30, 2013. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three-month LIBOR plus 2.65%. The coupon rates for the PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions for all of the Trusts are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years in the case of the Debentures held by Trust IV, and five years in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

(3)
The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or their earlier redemption. The Debentures are redeemable in whole or in part prior to maturity at any time after the dates shown in the table and only after we have obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

11. EQUITY

Comprehensive Income

Change in Accumulated Other Comprehensive Income ("AOCI") by Component
(Amounts in thousands)

	Six Months Ended June 30,
	2013			2012
	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total
Balance at beginning of period	$42,219	$5,845	$48,064	$45,140	$1,557	$46,697
Increase in unrealized (losses) gains on securities	(41,380)	—	(41,380)	2,264	—	2,264
Increase on unrealized (losses) gains on cash flow hedges	—	(10,941)	(10,941)	—	6,379	6,379
Deferred tax liability on increase in unrealized losses (gains)	16,117	4,271	20,388	(995)	(2,522)	(3,517)
Other comprehensive (loss) income before reclassifications	(25,263)	(6,670)	(31,933)	1,269	3,857	5,126
Reclassification adjustment of net gains included in net income	(777)	(2,444)	(3,221)	(66)	(1,317)	(1,383)
Reclassification adjustment for tax expense on realized net gains	306	964	1,270	26	521	547
Amounts reclassified from AOCI	(471)	(1,480)	(1,951)	(40)	(796)	(836)
Net current period other comprehensive (loss) income	(25,734)	(8,150)	(33,884)	1,229	3,061	4,290
Balance at end of period	$16,485	$(2,305)	$14,180	$46,369	$4,618	$50,987

Reclassifications Out of AOCI
For the Six Months Ended June 30, 2013
(Amounts in thousands)

AOCI Component	Amounts Reclassified from AOCI	Income Statement Line Item Impacted
Unrealized gain on available-for-sale securities	$777	Net securities gains (losses)
	(306)	Income tax provision
	$471

Accumulated gain on effective cash flow hedges	$2,444	Loan interest income
	(964)	Income tax provision
	$1,480

Total reclassifications for the period, net of tax	$1,951

Conversion of Nonvoting Common Stock

During the second quarter 2013, holders of our nonvoting common stock sold 1,951,037 shares of our nonvoting common stock and, upon settlement, were converted to shares of voting common stock on a one for one basis in accordance with their terms.

12. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic earnings per common share
Net income attributable to controlling interests	$28,915	$17,504	$56,185	$31,759
Preferred stock dividends and discount accretion	—	(3,442)	—	(6,878)
Net income available to common stockholders	28,915	14,062	56,185	24,881
Earnings allocated to participating stockholders (1)	(576)	(263)	(1,117)	(430)
Earnings allocated to common stockholders	$28,339	$13,799	$55,068	$24,451
Weighted-average common shares outstanding	76,415	70,956	76,280	70,868
Basic earnings per common share	$0.37	$0.19	$0.72	$0.35
Diluted earnings per common share
Earnings allocated to common stockholders (2)	$28,340	$13,799	$55,069	$24,450
Weighted-average common shares outstanding:
Weighted-average common shares outstanding	76,415	70,956	76,280	70,868
Dilutive effect of stock awards (3)	166	191	113	173
Weighted-average diluted common shares outstanding	76,581	71,147	76,393	71,041
Diluted earnings per common share	$0.37	$0.19	$0.72	$0.34

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

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	3,067	3,834	3,205	3,854
Unvested stock/unit awards	—	78	1	82
Warrant related to the U.S. Treasury	—	645	—	645
Total antidilutive shares	3,067	4,557	3,206	4,581

13. INCOME TAXES

Income Tax Provision Analysis
(Dollars in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income before income taxes	$46,643	$30,696	$90,831	$54,646
Income tax provision:
Current income tax provision	$12,973	$15,279	$21,339	$16,526
Deferred income tax provision	4,755	(2,087)	13,307	6,361
Total income tax provision	$17,728	$13,192	$34,646	$22,887
Effective tax rate	38.0%	43.0%	38.1%	41.9%

Deferred Tax Assets

Net deferred tax assets totaled $97.3 million at June 30, 2013 and $89.3 million at December 31, 2012. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

At June 30, 2013, we have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that we have cumulative book income for financial statement purposes at June 30, 2013, measured on a trailing three-year basis. In addition, we considered our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

As of June 30, 2013 and December 31, 2012, we had unrecognized tax benefits related to uncertain tax positions that, if recognized, would favorably impact the effective tax rate by $175,000 and $130,000 respectively.

14. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce interest rate risk, as it relates to mortgage loan commitments and planned sales of loans, and foreign currency volatility as it relates to certain loans denominated in currencies other than the U.S. dollar. We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the above-mentioned end-user and client-related derivatives were designated as hedging instruments at June 30, 2013 and December 31, 2012.

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

Composition of Derivative Instruments and Fair Value
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	$300,000	$3,364	$350,000	$8,883	$275,000	$7,904	$50,000	$163
Derivatives not designated as hedging instruments:
Client-related derivatives:
Interest rate contracts	$3,962,255	$64,062	$3,666,560	$93,449	$3,962,255	$65,006	$3,666,560	$96,519
Foreign exchange contracts	112,602	2,559	120,073	2,910	112,602	2,211	120,073	2,454
Credit contracts (1)	113,367	35	99,770	32	120,919	51	124,980	42
Total client-related derivatives		66,656		96,391		67,268		99,015
Other end-user derivatives:
Foreign exchange contracts	$13,370	$188	$560	$5	$9	$—	$16,290	$119
Mortgage banking derivatives		1,952		131		1,641		128
Total other end-user derivatives		2,140		136		1,641		247
Total derivatives not designated as hedging instruments		68,796		96,527		68,909		99,262
Netting adjustments (2)		(14,799)		(6,149)		(14,799)		(6,149)
Total derivatives		$57,361		$99,261		$62,014		$93,276

(1)	The remaining average notional amounts are shown for credit contracts.

(2)
Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting agreements. Authoritative accounting guidance permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists between the Company and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provides for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract.

Master Netting Agreements

Certain of the Company's end-user and client-related derivative contracts are subject to enforceable master netting agreements with derivative counterparties. For those derivative contracts subject to enforceable master netting agreements, derivative assets and liabilities, and related cash collateral, with the same counterparty are reported on a net basis within derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition.

Derivative contracts may require the Company to provide or receive cash or financial instrument collateral. Collateral associated with derivative assets and liabilities subject to enforceable master netting agreements with the same counterparty is posted on a net basis. All of the Company's derivative assets and liabilities subject to collateral posting requirements are in a net liability position as of June 30, 2013, and the Company has pledged cash or financial collateral in accordance with each counterparty's collateral posting requirements. Certain collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that the Company is only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts.

As of June 30, 2013, no cash collateral pledged was netted with the related derivative liabilities and no cash collateral received was netted with the related derivative assets on the Consolidated Statements of Financial Condition. To the extent not netted against derivative fair values under a master netting agreement, the receivable for cash pledged of $554,000 is included in other short-term investments. Any securities pledged to counterparties as financial instrument collateral remain on the Consolidated Statements of Financial Condition as long as the Company does not default.

The following table presents information about the Company's derivative assets and liabilities and the related collateral by derivative type (e.g., interest rate contracts). As the Company posts collateral with counterparties on the basis of its net position in all derivative contracts with a given counterparty, the information presented below aggregates end-user and client-related derivative contracts entered into with the same counterparty.

Offsetting of Derivative Assets and Liabilities
(Amounts in thousands)

				Gross Amounts Not Offset (3)
	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount	Financial Instruments (4)	Cash Collateral	Net Amount
As of June 30, 2013
Derivative assets
Interest rate contracts	$67,426	$12,799	$54,627	$—	$—	$54,627
Foreign exchange contracts	2,363	1,939	424	—	—	424
Credit contracts	35	17	18	—	—	18
Total derivatives subject to a master netting agreement	69,824	14,755	55,069	—	—	55,069
Total derivatives not subject to a master netting agreement	2,336	—	2,336	—	—	2,336
Total derivatives	$72,160	$14,755	$57,405	$—	$—	$57,405
Derivative liabilities
Interest rate contracts	$72,910	$13,776	$59,134	$52,811	$554	$5,769
Foreign exchange contracts	1,194	968	226	202	—	24
Credit contracts	51	11	40	36	—	4
Total derivatives subject to a master netting agreement	74,155	14,755	59,400	53,049	554	5,797
Total derivatives not subject to a master netting agreement	2,658	—	2,658	—	—	2,658
Total derivatives	$76,813	$14,755	$62,058	$53,049	$554	$8,455

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents end-user and client-related derivative contracts and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative.

(4)	Financial collateral is disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Derivative Assets and Liabilities (continued) (Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount	Gross Amounts Not Offset - Financial Instruments (3)	Net Amount
As of December 31, 2012
Derivative assets
Interest rate contracts	$102,332	$14,212	$88,120	$—	$88,120
Foreign exchange contracts	1,222	662	560	—	560
Credit contracts	32	—	32	—	32
Total derivatives subject to a master netting agreement	103,586	14,874	88,712	—	88,712
Total derivatives not subject to a master netting agreement	1,824	—	1,824	—	1,824
Total derivatives	$105,410	$14,874	$90,536	$—	$90,536
Derivative liabilities
Interest rate contracts	$96,682	$14,212	$82,470	$81,531	$939
Foreign exchange contracts	1,791	662	1,129	1,116	13
Credit contracts	42	—	42	42	—
Total derivatives subject to a master netting agreement	98,515	14,874	83,641	82,689	952
Total derivatives not subject to a master netting agreement	910	—	910	—	910
Total derivatives	$99,425	$14,874	$84,551	$82,689	$1,862

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents end-user and client-related derivative contracts entered into with the same counterparty and subject to a master netting agreement.

(3)
Financial collateral is disclosed at fair value. Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All requirements were met at June 30, 2013 and December 31, 2012. Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features
(Amounts in thousands)

	June 30, 2013	December 31, 2012
Fair value of derivatives with credit contingency features in a net liability position	$36,491	$54,622
Collateral posted for those transactions in a net liability position	$36,874	$58,210
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$883	$669
Outstanding derivative instruments that would be immediately settled	$34,589	$50,687

Derivatives Designated in Hedge Relationships

The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash flow hedges – Our cash flow hedging program enters into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loans to fixed rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the Consolidated Statements of Income. During the first six months of 2013, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of June 30, 2013, the maximum length of time over which forecasted interest cash flows are hedged is 7 years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income
Related to Interest Rate Swaps Designated as Cash Flow Hedge
(Amounts in thousands)

	Quarters Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-Tax	After-tax	Pre-Tax	After-tax
Accumulated unrealized gain at beginning of period	$8,693	$5,291	$3,210	$1,933	$9,603	$5,845	$2,586	$1,557
Amount of (loss) gain recognized in AOCI (effective portion)	(11,099)	(6,763)	5,233	3,167	(10,941)	(6,670)	6,379	3,857
Amount reclassified from AOCI to interest income on loans	(1,376)	(833)	(795)	(482)	(2,444)	(1,480)	(1,317)	(796)
Accumulated unrealized (loss) gain at end of period	$(3,782)	$(2,305)	$7,648	$4,618	$(3,782)	$(2,305)	$7,648	$4,618
As of June 30, 2013, $3.7 million in net deferred losses, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2013. During the six months ended June 30, 2013, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur.

Derivatives Not Designated in Hedge Relationships

Other End-User Derivatives – We enter into derivatives that include commitments to fund residential mortgage loans to be sold into the secondary market and commitments for the future delivery of residential mortgage loans. It is our practice to enter into commitments for the future delivery of residential mortgage loans on a best efforts basis when we enter into customer interest rate lock commitments. This practice allows us to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At June 30, 2013, the par value of our mortgage loans held-for-sale totaled $35.1 million, the notional value of our interest rate lock commitments totaled $83.1 million, and the notional value of our best efforts commitments for the future delivery of residential mortgage loans totaled $118.2 million.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than U.S. dollars. As of June 30, 2013, our exposure was to the Euro, Canadian dollar, and British pound sterling on $13.2 million of loans. We manage this risk by using currency forward derivatives.

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

Risk Participation Agreements
(Dollars in thousands)

	June 30, 2013	December 31, 2012
Fair value of written RPAs	$(51)	$(42)
Range of remaining terms to maturity (in years)	Less than 1 to 4	Less than 1 to 4
Range of assigned internal risk ratings	2 to 6	2 to 4
Maximum potential amount of future undiscounted payments	$3,668	$4,219
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	65%	64%

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gain on client-related derivatives recognized in capital markets products income:
Interest rate contracts	$4,399	$4,356	$8,073	$9,878
Foreign exchange contracts	1,621	1,510	2,970	3,202
Credit contracts	28	167	44	302
Total client-related derivatives	6,048	6,033	11,087	13,382
(Loss) gain on end-user derivatives recognized in other income:
Foreign exchange derivatives	(77)	11	936	(171)
Mortgage banking derivatives	41	40	—	117
Total end-user derivatives	(36)	51	936	(54)
Total derivatives not designated in hedging relationship	$6,012	$6,084	$12,023	$13,328

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	June 30, 2013	December 31, 2012
Commitments to extend credit:
Home equity lines	$141,713	$152,726
Residential 1-4 family construction	17,543	22,682
Commercial real estate, other construction, and land development	592,044	573,252
Commercial and industrial	3,502,657	3,450,491
All other commitments	164,386	199,338
Total commitments to extend credit	$4,418,343	$4,398,489
Letters of credit:
Financial standby	$304,910	$304,413
Performance standby	26,210	23,754
Commercial letters of credit	4,232	3,751
Total letters of credit	$335,352	$331,918

(1)	Includes covered asset commitments of $21.3 million and $23.0 million as of June 30, 2013 and December 31, 2012, respectively.

Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of commitments with an initial term extending beyond one year require regulatory capital support, while commitments of less than one year currently do not, although under newly issued regulatory capital rules, unfunded commitments of less than one year will require regulatory capital unless unconditionally cancellable. Since many of our commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of June 30, 2013, we had a reserve for unfunded commitments of $9.5 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors including: the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $1.5 million as of June 30, 2013. We amortize these amounts into income over the commitment period. As of June 30, 2013, standby letters of credit had a remaining weighted-average term of approximately 14 months, with remaining actual lives ranging from less than 1 year to 8 years.

Other Commitments

The Company has unfunded commitments to CRA investments as well as commitments to provide contributions to other investment partnerships totaling $12.5 million at June 30, 2013. Of these commitments, $1.2 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the Consolidated Statements of Financial Condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party vendor to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $3.5 million at June 30, 2013.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of June 30, 2013, we have not recorded any contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. The losses for the quarters and six months ended June 30, 2013 and 2012 arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

Legal Proceedings

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois known as Maas vs. Marek et. al. The lawsuit, brought by the beneficiaries of two trusts for which the Bank is serving as the successor trustee, seeks reimbursement of approximately $2 million of penalties and interest assessed by the IRS due to the late payment of certain generation skipping taxes by the trusts, as well as certain related attorney fees and other damages. The other named defendants include legal and accounting professionals that provided services related to the matters involved. Although this litigation is in the early stages and we are not able to predict the likelihood of an adverse outcome, we currently anticipate that ultimate resolution of this matter will not have a material adverse impact on our financial condition or results of operations.

As of June 30, 2013, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one year old, a new appraisal is obtained on the underlying collateral. The Company generally obtains "as is" appraisal values for use in the evaluation of collateral-dependent impaired loans. Appraisals for loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is also performed at the six-month interval between annual appraisals. If during the course of the six-month review period there is evidence supporting a meaningful decline in the value of the collateral, the appraised value is either internally adjusted downward or a new appraisal is required to support the value of the impaired loan. As part of our internal review process, we consider other factors or recent developments that could adjust the valuations indicated in the appraisals or internal reviews. The Company’s internal appraisal review process validates the reasonableness of appraisals in conjunction with analyzing sales and market data from an array of market sources.

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

Derivative Assets and Derivative Liabilities – Derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. For derivative counterparties with which we have a master netting agreement, we elect to measure nonperformance risk on the basis of our net exposure to the counterparty. The fair value of derivative assets and liabilities is determined based on prices obtained from third party advisors using standardized industry models. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of derivative assets and liabilities are primarily based on observable inputs and are classified in level 2 of the valuation hierarchy, with the exception of certain client-related derivatives and risk participation agreements, as discussed below. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third party advisors, including evaluating inputs and methodologies used by the third party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company's knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from third party advisors based on our validation procedures, we have not altered the fair values ultimately provided by the third party advisors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at June 30, 2013 and December 31, 2012 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	June 30, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for-sale:
U.S. Treasury	$181,921	$—	$—	$181,921	$115,262	$—	$—	$115,262
U.S. Agencies	—	45,732	—	45,732	—	—	—	—
Collateralized mortgage obligations	—	197,470	—	197,470	—	241,034	—	241,034
Residential mortgage-backed securities	—	898,715	—	898,715	—	868,322	—	868,322
State and municipal securities	—	255,841	—	255,841	—	226,042	—	226,042
Foreign sovereign debt	—	500	—	500	—	500	—	500
Total securities available-for-sale	181,921	1,398,258	—	1,580,179	115,262	1,335,898	—	1,451,160
Mortgage loans held-for-sale	—	34,803	—	34,803	—	39,229	—	39,229
Derivative assets:
Interest rate contract derivatives designated as hedging instruments	—	3,364	—	3,364	—	8,883	—	8,883
Client-related derivatives	—	66,029	627	66,656	—	95,368	1,023	96,391
Other end-user derivatives	—	2,140	—	2,140	—	136	—	136
Netting adjustments	—	(14,799)	—	(14,799)	—	(6,149)	—	(6,149)
Total derivative assets	—	56,734	627	57,361	—	98,238	1,023	99,261
Total assets	$181,921	$1,489,795	$627	$1,672,343	$115,262	$1,473,365	$1,023	$1,589,650
Liabilities:
Derivative liabilities:
Interest rate contract derivatives designated as hedging instruments	$—	$7,904	$—	$7,904	$—	$163	$—	$163
Client-related derivatives	—	67,181	87	67,268	—	98,955	60	99,015
Other end-user derivatives	—	1,641	—	1,641	—	247	—	247
Netting adjustments	—	(14,799)	—	(14,799)	—	(6,149)	—	(6,149)
Total derivative liabilities	$—	$61,927	$87	$62,014	$—	$93,216	$60	$93,276

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2012 and June 30, 2013.

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2012 to June 30, 2013.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Amounts in thousands)

	Quarters Ended June 30,
	2013		2012
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$766	$(60)	$1,043	$(31)
Total gains (losses):
Included in earnings (1)	29	(27)	25	162
Purchases, issuances, sales and settlements:
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(203)	—	(272)	(175)
Transfers into Level 3 (out of Level 2) (2)	442	—	365	—
Transfers out of Level 3 (into Level 2) (2)	(407)	—	(34)	—
Balance at end of period	$627	$(87)	$1,127	$(44)
Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$24	$(27)	$45	$161

	Six Months Ended June 30,
	2013		2012
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$1,023	$(60)	$827	$(32)
Total gains (losses):
Included in earnings (1)	36	(8)	76	299
Purchases, issuances, sales and settlements:
Issuances	—	(19)	—	—
Sales	—	—	—	—
Settlements	(439)	—	(522)	(311)
Transfers into Level 3 (out of Level 2) (2)	442	—	887	—
Transfers out of Level 3 (into Level 2) (2)	(435)	—	(141)	—
Balance at end of period	$627	$(87)	$1,127	$(44)
Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$9	$(9)	$96	$299

(1)	Amounts disclosed in this line are included in the Consolidated Statements of Income as capital markets products income for derivatives.

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
(Amounts in thousands)

	June 30, 2013	December 31, 2012
Aggregate fair value	$34,803	$39,229
Difference (1)	311	2
Aggregate unpaid principal balance	$35,114	$39,231

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of June 30, 2013, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the six months ended June 30, 2013 were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the first six months of 2013 and 2012, and still held at June 30, 2013 and 2012, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Net Losses
	June 30,		For the Six Months Ended June 30,
Financial Assets:	2013	2012	2013	2012
Collateral-dependent impaired loans (1)	$60,270	$83,980	$7,223	$22,132
Covered assets - OREO (2) (3)	2,040	9,934	355	859
OREO (2)	35,055	57,431	10,586	13,729
Total	$97,365	$151,345	$18,164	$36,720

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

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2012 to June 30, 2013.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at June 30, 2013		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$592		Discounted cash flow	Loss factors	12.9 to 17.7%	13.9%
Risk participation agreements	(16)	(1)	Discounted cash flow	Loss factors	0.0 to 6.9%	6.3%
Collateral-dependent impaired loans	60,270		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-7.6 to -11.4%	-8.9%	(2)
OREO	$35,055		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-48.5 to 1.3%	-10.1%	(2)

(1)	Represents fair value of underlying swap.

(2)	Weighted average is calculated based on assets with a property specific adjustment.

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

Short-term financial assets and liabilities – For financial instruments with a shorter-term or with no stated maturity, prevailing market rates, and limited credit risk, the carrying amounts approximate fair value. Those financial instruments include cash and due from banks, federal funds sold and interest-bearing deposits in banks (including the receivable for cash collateral pledged), accrued interest receivable, and accrued interest payable. Accrued interest receivable and accrued interest payable are classified consistent with the hierarchy of their corresponding assets and liabilities.

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

Short-term and other borrowings – The fair value of FHLB advances with remaining maturities of one year or less is estimated by discounting the obligations using the rates currently offered for borrowings of similar remaining maturities. The fair value of secured borrowings is equal to the value of the loans they are collateralizing. See "Loans" above for further information. The carrying amount of the obligation for cash collateral held is considered to be its fair value because of its short-term nature.

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

Financial Instruments
(Amounts in thousands)

	As of June 30, 2013
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$150,683	$150,683	$150,683	$—	$—
Federal funds sold and interest-bearing deposits in banks	147,699	147,699	—	147,699	—
Loans held-for-sale	34,803	34,803	—	34,803	—
Securities available-for-sale	1,580,179	1,580,179	181,921	1,398,258	—
Securities held-to-maturity	955,688	941,194	—	941,194	—
FHLB stock	34,063	34,063	—	34,063	—
Loans, net of allowance for loan losses and unearned fees	9,946,453	9,890,984	—	—	9,890,984
Covered assets, net of allowance for covered loan losses	133,331	157,614	—	—	157,614
Accrued interest receivable	38,325	38,325	—	—	38,325
Investment in BOLI	53,216	53,216	—	—	53,216
Derivative assets	57,361	57,361	—	56,734	627
Financial Liabilities:
Deposits	$11,308,332	$11,318,146	$—	$8,625,932	$2,692,214
Short-term and other borrowings	308,700	307,804	—	299,999	7,805
Long-term debt	499,793	478,364	278,329	11,018	189,017
Accrued interest payable	5,963	5,963	—	—	5,963
Derivative liabilities	62,014	62,014	—	61,927	87

Financial Instruments (Continued) (Amounts in thousands)

	As of December 31, 2012
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$234,308	$234,308	$234,308	$—	$—
Federal funds sold and interest-bearing deposits in banks	707,143	707,143	—	707,143	—
Loans held-for-sale	49,696	49,696	—	49,696	—
Securities available-for-sale	1,451,160	1,451,160	115,262	1,335,898	—
Securities held-to-maturity	863,727	886,774	—	886,774	—
FHLB stock	43,387	43,387	—	43,387	—
Loans, net of allowance for loan losses and unearned fees	9,978,565	9,935,830	—	—	9,935,830
Covered assets, net of allowance for covered loan losses	170,205	194,339	—	—	194,339
Accrued interest receivable	34,832	34,832	—	—	34,832
Investment in BOLI	52,513	52,513	—	—	52,513
Derivative assets	99,261	99,261	—	98,238	1,023
Financial Liabilities:
Deposits	$12,173,634	$12,188,739	$—	$9,660,550	$2,528,189
Short-term borrowings	5,000	5,107	—	5,107	—
Long-term debt	499,793	505,460	274,023	11,495	219,942
Accrued interest payable	7,141	7,141	—	—	7,141
Derivative liabilities	93,276	93,276	—	93,216	60
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

Operating Segments Performance
(Amounts in thousands)

	Quarters Ended June 30,
	Banking		Trust and Investments		Holding Company and Other Adjustments		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012
Net interest income (loss)	$110,091	$109,517	$809	$678	$(7,168)	$(4,849)	$103,732	$105,346
Provision for loan and covered loan losses	8,843	17,038	—	—	—	—	8,843	17,038
Non-interest income	24,054	21,917	4,800	4,312	155	17	29,009	26,246
Non-interest expense	69,368	73,716	4,652	4,418	3,235	5,724	77,255	83,858
Income (loss) before taxes	55,934	40,680	957	572	(10,248)	(10,556)	46,643	30,696
Income tax provision (benefit)	21,452	15,395	377	226	(4,101)	(2,429)	17,728	13,192
Net income (loss)	$34,482	$25,285	$580	$346	$(6,147)	$(8,127)	$28,915	$17,504

	Six Months Ended June 30,
	Banking		Trust and Investments		Holding Company and Other Adjustments		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012
Net interest income (loss)	$219,490	$218,080	$1,604	$1,373	$(14,322)	$(9,731)	$206,772	$209,722
Provision for loan and covered loan losses	19,200	44,739	—	—	—	—	19,200	44,739
Non-interest income	50,056	45,172	9,194	8,531	227	47	59,477	53,750
Non-interest expense	140,340	142,684	9,040	9,104	6,838	12,299	156,218	164,087
Income (loss) before taxes	110,006	75,829	1,758	800	(20,933)	(21,983)	90,831	54,646
Income tax provision (benefit)	42,231	29,075	693	317	(8,278)	(6,505)	34,646	22,887
Net income (loss)	$67,775	$46,754	$1,065	$483	$(12,655)	$(15,478)	$56,185	$31,759

	Banking		Holding Company and Other Adjustments(1)		Consolidated
Selected Balances	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012
Assets	$11,935,770	$12,552,897	$1,540,723	$1,504,618	$13,476,493	$14,057,515
Total loans	10,094,636	10,139,982	—	—	10,094,636	10,139,982
Deposits	11,374,694	12,251,614	(66,362)	(77,980)	11,308,332	12,173,634

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

18. VARIABLE INTEREST ENTITIES

At June 30, 2013 and December 31, 2012, the Company had no variable interest entity ("VIE") consolidated in its financial statements.

Nonconsolidated VIEs
(Amounts in thousands)

	June 30, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances	$244,793	$—	$244,793	$—
Community reinvestment investments	2,303	2,553	2,483	2,733
TDRs to commercial clients (1):
Outstanding loan balance	75,929	87,242	113,031	131,724
Related derivative asset	30	30	37	37
Total	$323,055	$89,825	$360,344	$134,494

(1)	Excludes personal loans and loans to non-for-profit entities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. ("PrivateBancorp," we or the "Company"), is a Delaware corporation and bank holding company headquartered in Chicago, Illinois. The PrivateBank and Trust Company (the "Bank" or the "PrivateBank"), the bank subsidiary of PrivateBancorp, provides customized business and personal financial services to middle market companies and business owners, executives, entrepreneurs and families in all the markets and communities it serves. As of June 30, 2013, we had 36 offices located in ten states, primarily in the Midwest, with a majority of our business conducted in the greater Chicago market.

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

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our 2012 Annual Report on Form 10-K. Results of operations for the six months ended June 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include:

•	continued uncertainty regarding U.S. and global economic outlook that may impact market conditions and credit quality or prolong weakness in demand for loans or other banking products and services;

•	unanticipated developments in pending or prospective loan transactions or greater than expected paydowns or payoffs of existing loans;

•	unanticipated changes in interest rates;

•	competitive trends in our markets;

•	unforeseen credit quality problems that could result in charge-offs greater than we have anticipated in our allowance for loan losses;

•	slower than anticipated dispositions of other real estate owned or declines in real estate values which may negatively impact foreclosed property expense;

•	lack of sufficient or cost-effective sources of liquidity or funding as and when needed;

•	loss of key personnel or an inability to recruit and retain appropriate talent;

•	potential impact of recently adopted capital rules;

•	greater than anticipated impact on costs, revenues and offered products and services associated with the implementation of other regulatory changes;

•	changes in monetary or fiscal policies of the U.S. Government; or

•	failures or disruptions to our data processing or other information or operational systems, including the potential impact of disruptions or breaches at our third party service providers.

These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Readers should also consider the risks, assumptions and uncertainties set forth in the "Risk Factors" section of our Form 10-K for the year ended December 31, 2012, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-Q as well as those set forth in our subsequent periodic reports filed with the SEC. Forward-looking statements speak only as of the date they are made and we assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

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

If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses. Impaired loans exceeding $500,000 are evaluated individually, while loans less than $500,000 are evaluated as pools using historical loss experience, as well as management’s loss expectations, for the respective asset class and product type. Of total impaired loans of $170.0 million at June 30, 2013, 88% had balances in excess of $500,000.

All impaired loans and their related reserves are reviewed and updated each quarter. Any impaired loan for which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination is made.

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one year old, a new appraisal is obtained on the underlying collateral. The Company generally obtains "as is" appraisal values for use in the evaluation of collateral-dependent impaired loans. Appraisals for collateral-dependent impaired loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is also performed at the six-month interval between annual appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either internally adjusted downward or a new appraisal is required to support the value of the impaired loan. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at June 30, 2013.

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

In conjunction with our annual goodwill impairment test performed as of October 31, 2012, we did not elect to perform a qualitative assessment and chose to proceed with the quantitative two-step test. As a result of our step one analysis, the Company determined that the fair value of both the Banking and Trust and Investments reporting units exceeded their respective carrying amounts. As such, both of the Company's reporting units with allocated goodwill "passed" step one of the goodwill impairment test, and no further analysis was required to support the conclusion that goodwill was not impaired as of October 31, 2012. The Banking reporting unit's fair value exceeded its carrying amount by 15%, while the Trust and Investments reporting unit's fair value exceeded its carrying amount by approximately 135%. The Company is not aware of any events or circumstances subsequent to its annual goodwill impairment testing date of October 31, 2012 that would indicate impairment of goodwill at June 30, 2013.

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

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the second quarter 2013, there were no events or circumstances to indicate that there may be impairment of intangible assets. The Company's intangible assets include core deposit premiums, client relationship, and assembled workforce intangibles. All of these intangible assets have finite lives and are amortized over varying periods not exceeding 15 years.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of "more likely than not." In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at June 30, 2013. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of June 30, 2013, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretations of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At

June 30, 2013, we had $175,000 of tax reserves established relating to uncertain tax positions that would favorably affect the Company's effective tax rate if recognized in future periods.

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

SECOND QUARTER OVERVIEW

We reported net income available to common stockholders of $28.9 million for second quarter 2013, or $0.37 per diluted share, compared to $14.1 million, or $0.19 per diluted share reported for second quarter 2012 and $27.3 million, or $0.35 per diluted share for first quarter 2013. For the six months ended June 30, 2013, we reported net income available to common stockholders of $56.2 million, or $0.72 per diluted share, compared to $24.9 million, or $0.34 per diluted share, for the six months ended June 30, 2012.

The increase in 2013 earnings was driven primarily by a reduction in expenses over the past year. Specifically, our asset quality trends improved significantly over that time, resulting in lower provision for loan losses. In addition, we experienced lower non-interest expense, including reduced net foreclosed property expense, share-based payment expense, and deposit insurance expense. Despite decreased net interest margin and relatively flat net interest income, operating profit increased $7.9 million, or 16%, in second quarter 2013 compared to the prior year period benefiting from an 11% increase in non-interest income, including a $2.7 million higher credit valuation adjustment ("CVA"), and an 8% decline in non-interest expense compared to the prior year period. Second quarter 2013 results also included $3.0 million in one-time charges, a portion of which relate to actions taken to reduce future non-interest expense in our Michigan and Atlanta operations. Operating profit increased 2% compared to first quarter 2013, and while non-interest income increased in second quarter 2013 compared to the prior year period, relative to first quarter 2013, it decreased 5%. Return on average common equity and return on average assets for second quarter 2013 were 9.28% and 0.86%, respectively, compared to 5.18% and 0.55%, respectively, for second quarter 2012. Our efficiency ratio was 57.9% for second quarter 2013, an improvement from 63.4% for second quarter 2012.

In fourth quarter 2012 we restructured our capital base when we repurchased all of the TARP preferred stock issued in 2009 to the U.S. Treasury. In connection with the restructuring, we issued $75 million of common stock and $125 million of 7.125% subordinated debentures. While our cost of funds and net interest margin are adversely impacted by the interest expense associated with the subordinated debt issuance, taken together, the debt issuance and preferred stock redemption benefited net income available to common stockholders as $13.6 million of annual preferred dividends and accretion was eliminated and we now have annual after-tax interest expense of $5.5 million related to the newly issued debt. The restructuring also benefited earnings per share, taking into account a greater number of common shares outstanding.

After strong loan growth during fourth quarter 2012, when total loans increased 5%, or $514.6 million, we experienced less loan activity in the first half of 2013 in a highly competitive market. Total loans remained flat from December 31, 2012 to June 30, 2013, with growth in the commercial and industrial portfolio offset by reductions in the commercial real estate portfolio as a number of commercial real estate clients refinanced in the long-term market. Compared to the year ago period, average loan balances increased over $700 million. Even with this growth, net interest income for second quarter 2013 was relatively flat compared to the prior year period, reflecting lower loan yields primarily due to competitive pricing pressures. Further impacting interest income in the second quarter 2013 was declining interest income from securities and covered assets and the inclusion of $2.2 million of interest expense on the subordinated debt issued in October 2012, as discussed above. Lower loan and securities yields drove a 24 basis point decline in net interest margin to 3.22% for second quarter 2013 compared to 3.46% for second quarter 2012. Our cost of interest-bearing funds remained flat as compared to the second quarter 2012, as the decline in the interest rate paid on interest-bearing deposits was offset by increases in interest rates paid on long-term borrowings as compared to the prior year period. With approximately 94% of our loan portfolio comprised of variable rate loans, the majority of which are tied to short-term LIBOR, the asset/liability position of our balance sheet is asset sensitive and we expect our net interest margin to benefit when short-term interest rates rise.

Overall asset quality continued to improve across all major credit metrics during the six months ended June 30, 2013, with a 12% reduction in nonperforming loans, 30% reduction in OREO, 21% reduction in accruing TDRs, and 7% reduction in early stage problem loans from December 31, 2012. Nonperforming assets to total assets were 1.33% at June 30, 2013, compared to 1.57% at December 31, 2012. Our allowance for loan losses as a percentage of total loans declined to 1.47% at June 30, 2013, compared to 1.59% at December 31, 2012, reflecting overall improvement in asset quality, the reduced requirement for specific reserves and lower charge-offs. Compared to second quarter 2012, net charge-offs of $14.1 million in second quarter 2013 were $12.8 million lower, and the provision for loan losses declined by $9.1 million to $8.3 million. During the six months ended June 30, 2013, we disposed of $57.0 million in problem assets. Based on ongoing workout and disposition activity, we expect further reduction in nonperforming assets in the near term.

In the continued low rate environment, competition remains strong, influencing both pricing and structure. In recent quarters, this has led to net interest margin compression. Our strategy is to maintain a selective and disciplined approach to negotiating new credit opportunities, while focusing on long-term client relationships. Given the current environment, this approach may result in a continuation of loan yield compression and uneven loan growth throughout the year. As a result, success in driving future net loan growth is likely to be key to growing net interest income in the foreseeable future.

Both the first half of 2013 and fourth quarter 2012 had significant deposit activity. While deposits increased 7%, or $814.2 million, during fourth quarter 2012, total deposits at June 30, 2013 decreased by $865.3 million to $11.3 billion from year end 2012 primarily driven by reductions in non-interest bearing deposits. We experienced some outflow of deposits as clients utilized cash in the normal course of business, as well as expected outflows related to the expiration of unlimited deposit insurance guarantee. Deposits at June 30, 2013 are down 1% compared to March 31, 2013 and up 5%, or $573.8 million compared to a year ago. At June 30, 2013, the deposit to loan ratio was 112.0% compared to 120.1% at December 31, 2012. Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts which are typically larger than retail accounts and are heavily influenced by the cash positions of our commercial middle market clients, which will fluctuate based on their business needs.

Please refer to the remaining sections of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for greater discussion of the various components of our 2013 performance, statement of financial condition and liquidity.

The following table presents selected quarterly financial data highlighting operating performance trends over the past year.

Table 1
Consolidated Financial Highlights
(Dollars in thousands, except per share data)

	As of and for the Quarters Ended
	2013		2012
	June 30	March 31	December 31	September 30	June 30
Selected Operating Statistics
Net income	$28,915	$27,270	$23,083	$23,054	$17,504
Net income available to common stockholders	$28,915	$27,270	$20,040	$19,607	$14,062
Effective tax rate	38.0%	38.3%	42.0%	39.3%	43.0%
Net interest income	$103,732	$103,040	$104,803	$105,408	$105,346
Fee revenue (1)	28,873	29,827	29,263	28,048	26,536
Net revenue (2)	133,546	134,292	135,022	133,974	132,291
Operating profit (2)	56,291	55,329	53,707	52,244	48,433
Provision for loan losses (3)	8,309	10,148	12,597	13,241	17,403
Per Share Data
Basic earnings per share	$0.37	$0.35	$0.26	$0.27	$0.19
Diluted earnings per share	0.37	0.35	0.26	0.27	0.19
Tangible book value at period end (2)(4)	$14.52	$14.49	$14.26	$14.00	$13.59
Dividend payout ratio	2.70%	2.86%	3.85%	3.70%	5.26%
Performance Ratios
Return on average common equity	9.28%	9.01%	6.64%	7.00%	5.18%
Return on average assets	0.86%	0.81%	0.67%	0.70%	0.55%
Return on average tangible common equity (2)	10.30%	10.04%	7.45%	7.91%	5.92%
Net interest margin (2)	3.22%	3.19%	3.16%	3.35%	3.46%
Efficiency ratio (2)(5)	57.85%	58.80%	60.22%	61.00%	63.39%
Credit Quality (3)
Total nonperforming loans to total loans	1.20%	1.28%	1.37%	1.87%	2.22%
Total nonperforming assets to total assets	1.33%	1.51%	1.57%	2.09%	2.47%
Allowance for loan losses to total loans	1.47%	1.53%	1.59%	1.73%	1.85%
Balance Sheet Highlights
Total assets	$13,476,493	$13,372,230	$14,057,515	$13,278,554	$12,942,176
Average earning assets	12,858,942	13,026,571	13,115,687	12,420,769	12,148,279
Loans (3)	10,094,636	10,033,803	10,139,982	9,625,421	9,436,235
Allowance for loan losses (3)	(148,183)	(153,992)	(161,417)	(166,859)	(174,302)
Deposits	11,308,332	11,392,303	12,173,634	11,359,440	10,734,530
Noninterest-bearing deposits	2,736,868	2,756,879	3,690,340	3,295,568	2,920,182
Brokered time deposits	$1,190,796	$983,625	$993,455	$1,290,796	$1,484,435
Deposits to loans (3)	112.02%	113.54%	120.06%	118.01%	113.76%

	As of
	2013		2012
	June 30	March 31	December 31	September 30	June 30
Capital Ratios
Total risk-based capital	13.70%	13.58%	13.17%	13.90%	14.12%
Tier 1 risk-based capital	11.04%	10.90%	10.51%	12.24%	12.25%
Tier 1 leverage ratio	10.21%	9.81%	9.50%	11.15%	11.20%
Tier 1 common equity to risk-weighted assets (2)(6)	9.05%	8.89%	8.52%	8.12%	8.05%
Tangible common equity to tangible assets (2)(7)	8.43%	8.48%	7.88%	7.70%	7.67%

(1)	Computed as total non-interest income less net securities gains (losses).

(2)	This is a non-U.S. GAAP financial measure. Refer to Table 32 for a reconciliation from non-U.S. GAAP to U.S. GAAP.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

(6)	Does not give effect to the final Basel III capital rules adopted and issued by the Federal Reserve Board in July 2013.

(7)
Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Company's revenue. Net interest income is the difference between interest income and fees earned on interest-earning assets, such as loans and investments, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is affected by the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities; the volume and value of non-interest-bearing sources of funds, such as noninterest-bearing deposits and equity; the use of derivative instruments to manage interest rate risk; the sensitivity of the balance sheet to fluctuations in interest rates, including characteristics such as fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and loan repayment behavior; and asset quality.

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

For purposes of this discussion, net interest income and any ratios or metrics that include net interest income as a component, such as net interest margin, have been adjusted to a fully tax-equivalent basis to more appropriately compare the returns on certain tax-exempt securities to those on taxable securities, assuming a federal income tax rate of 35%. The effect of the tax-equivalent adjustment is presented at the bottom of the following table.

Table 2 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 2013 and 2012. The table also presents the trend in net interest margin on a quarterly basis for 2013 and 2012, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, Table 2 details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume and rate changes.

Quarter ended June 30, 2013 compared to quarter ended June 30, 2012

Table 2
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Quarters Ended June 30,						Attribution of Change in Net Interest Income (1)
	2013			2012
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$181,823	$112	0.24%	$210,756	$133	0.25%	$(18)	$(3)	$(21)
Securities:
Taxable	2,149,465	12,519	2.33%	2,083,002	14,723	2.83%	457	(2,661)	(2,204)
Tax-exempt (3)	239,851	2,337	3.90%	171,426	2,035	4.75%	712	(410)	302
Total securities	2,389,316	14,856	2.49%	2,254,428	16,758	2.97%	1,169	(3,071)	(1,902)
FHLB stock	34,270	62	0.72%	43,444	131	1.19%	(24)	(45)	(69)
Loans, excluding covered assets:
Commercial	6,635,679	74,150	4.42%	5,704,843	65,535	4.54%	10,444	(1,829)	8,615
Commercial real estate	2,502,503	23,920	3.78%	2,778,787	28,586	4.07%	(2,725)	(1,941)	(4,666)
Construction	194,958	2,051	4.16%	152,891	1,536	3.97%	440	75	515
Residential	395,196	3,633	3.68%	347,922	3,630	4.17%	462	(459)	3
Personal and home equity	376,955	3,031	3.22%	417,427	3,666	3.53%	(339)	(296)	(635)
Total loans, excluding covered assets(4)	10,105,291	106,785	4.18%	9,401,870	102,953	4.34%	8,282	(4,450)	3,832
Covered assets (5)	148,242	621	1.66%	237,781	2,189	3.66%	(641)	(927)	(1,568)
Total interest-earning assets (3)	12,858,942	$122,436	3.77%	12,148,279	$122,164	3.99%	$8,768	$(8,496)	$272
Cash and due from banks	143,973			148,174
Allowance for loan and covered loan losses	(181,235)			(218,798)
Other assets	588,082			702,533
Total assets	$13,409,762			$12,780,188
Liabilities and Equity:
Interest-bearing demand deposits	$1,250,305	$1,034	0.33%	$795,833	$799	0.40%	$395	$(160)	$235
Savings deposits	246,928	126	0.21%	225,335	161	0.29%	14	(49)	(35)
Money market accounts	4,383,915	3,760	0.34%	3,920,627	4,104	0.42%	450	(794)	(344)
Time deposits	1,494,380	3,772	1.01%	1,341,312	3,862	1.16%	415	(505)	(90)
Brokered time deposits	1,152,635	1,184	0.41%	1,382,207	1,532	0.45%	(242)	(106)	(348)
Total interest-bearing deposits	8,528,163	9,876	0.46%	7,665,314	10,458	0.55%	1,032	(1,614)	(582)
Short-term and secured borrowings	173,089	410	0.94%	250,774	123	0.19%	(49)	336	287
Long-term debt	499,793	7,613	6.08%	379,463	5,538	5.82%	1,824	251	2,075
Total interest-bearing liabilities	9,201,045	17,899	0.78%	8,295,551	16,119	0.78%	2,807	(1,027)	1,780
Noninterest-bearing demand deposits	2,816,783			2,995,802
Other liabilities	141,793			156,656
Equity	1,250,141			1,332,179
Total liabilities and equity	$13,409,762			$12,780,188
Net interest spread			2.99%			3.21%
Contribution of noninterest-bearing sources of funds			0.23%			0.25%
Net interest income/margin (3)		104,537	3.22%		106,045	3.46%	$5,961	$(7,469)	$(1,508)
Less: tax equivalent adjustment		805			699
Net interest income, as reported		$103,732			$105,346

(footnotes on following page)

Table 2 Net Interest Income and Margin Analysis (Continued) (Dollars in thousands)

	Quarterly Net Interest Margin Trend
	2013		2012
	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	3.77%	3.75%	3.71%	3.88%	3.99%	4.07%
Cost of interest-bearing liabilities	0.78%	0.80%	0.83%	0.79%	0.78%	0.81%
Net interest spread	2.99%	2.95%	2.88%	3.09%	3.21%	3.26%
Contribution of noninterest-bearing sources of funds	0.23%	0.24%	0.28%	0.26%	0.25%	0.27%
Net interest margin (3)	3.22%	3.19%	3.16%	3.35%	3.46%	3.53%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $6.3 million in loan fees for the quarters ended June 30, 2013 and 2012.

(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(4)
Average loans on a nonaccrual basis for the recognition of interest income totaled $125.3 million and $222.1 million for the quarters ended June 30, 2013 and 2012, respectively, and are included in loans for purposes of this analysis. Interest foregone on impaired loans was estimated to be approximately $1.2 million and $2.3 million for the quarters ended June 30, 2013 and 2012, respectively, and was based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation ("FDIC") assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

Net interest income on a tax-equivalent basis declined $1.5 million, or 1%, to $104.5 million in the second quarter 2013 compared to $106.0 million for the second quarter 2012. Second quarter 2013 interest income was flat compared to the prior year period, as the benefit of $3.8 million in higher loan interest income was muted by declining interest income from securities and covered assets. Interest expense was up $1.8 million as compared to the prior period, due to $2.2 million in interest expense on $125.0 million of subordinated debt issued in October 2012 in connection with our repayment of TARP.

As shown in the table above, average interest-earning assets grew $719.8 million largely due to a $930.8 million increase in average commercial loan balances from the prior year period. The mix of our loan portfolio continued to shift toward commercial loans, which generally provide higher yields than our current commercial real estate lending. In comparison, average commercial real estate loans declined by $276.3 million from second quarter 2012. Average interest-bearing deposits grew $862.8 million from the prior year period due to increases in average interest-bearing demand deposits and money market accounts. Average short-term debt declined $77.7 million from the prior year period due to payoffs of short-term FHLB advances. Average long-term debt increased $120.3 million primarily due to the subordinated debt issuance mentioned above.

Net interest margin was 3.22% for the second quarter 2013, down 24 basis points from 3.46% for the second quarter 2012. Lower yields on loans, driven by competitive pricing pressures and the low interest rate environment, and securities reduced net interest margin as compared to the prior year quarter. Our cost of interest-bearing funds remained flat as compared to the second quarter 2012. While lower interest rates were paid on interest-bearing deposits, interest rates on long-term borrowings increased as compared to the prior year period primarily due to the subordinated debt issuance. Average noninterest-bearing deposits and average equity, our principal sources of noninterest-bearing funds, declined in total by $261.1 million from second quarter 2012. As shown in the table above, the effect of noninterest-bearing funds on net interest margin was two basis points lower than in the year ago period.

On a sequential quarter basis, net interest margin for second quarter 2013 of 3.22% increased three basis points from 3.19% for first quarter 2013. Second quarter 2013 net interest margin benefited from lower rates paid on deposits, the positive impact of higher loan yields due to greater loan fees compared to the prior quarter, and the release of excess liquidity at the end of the first quarter 2013. Net interest margin for the second quarter 2013 was impacted by a decline in investment yields and a slight reduction in noninterest-bearing deposits.

During second quarter 2013, medium to long-term interest rates rose; however, there was little beneficial impact on our loan yields. Variably priced loans comprise 94% of our total loan portfolio, with 63% indexed to one-month LIBOR, which fell from 20.4 basis points to 19.5 basis points during the quarter.

Our net interest margin has been affected by pricing compression resulting from heightened competition in our target markets and lower loan demand from our client in the uncertain economic climate. Competition and low interest rates are negatively affecting loan and investment yields, a trend likely to continue for the foreseeable future. Our strategy is to maintain a disciplined approach to pricing and structuring new credit opportunities. Given the competitive environment, this approach may result in a continuation of such loan yield compression and/or uneven loan growth over the course of a year. We do not anticipate significant benefit to net interest margin in the near term from downward repricing of deposits.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Table 3
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Six Months Ended June 30,						Attribution of Change in
	2013			2012			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and other short-term investments	$258,444	$320	0.25%	$211,050	$265	0.25%	$59	$(4)	$55
Securities:
Taxable	2,128,004	25,341	2.38%	2,069,864	29,981	2.90%	822	(5,462)	(4,640)
Tax-exempt (3)	230,240	4,623	4.02%	161,919	4,015	4.96%	1,472	(864)	608
Total securities	2,358,244	29,964	2.54%	2,231,783	33,996	3.05%	2,294	(6,326)	(4,032)
FHLB stock	36,189	152	0.83%	42,070	253	1.19%	(32)	(69)	(101)
Loans, excluding covered assets:
Commercial	6,582,441	145,406	4.39%	5,573,826	129,444	4.59%	22,523	(6,561)	15,962
Commercial real estate	2,576,407	49,312	3.81%	2,688,545	56,301	4.14%	(2,282)	(4,707)	(6,989)
Construction	191,604	4,004	4.16%	228,601	4,147	3.59%	(724)	581	(143)
Residential	400,805	7,395	3.69%	333,940	7,249	4.34%	1,327	(1,181)	146
Personal and home equity	383,155	6,237	3.28%	412,269	7,398	3.61%	(501)	(660)	(1,161)
Total loans, excluding covered assets (4)	10,134,412	212,354	4.17%	9,237,181	204,539	4.38%	20,343	(12,528)	7,815
Covered assets (5)	155,004	1,839	2.37%	251,200	4,142	3.28%	(1,329)	(974)	(2,303)
Total interest-earning assets (3)	12,942,293	$244,629	3.76%	11,973,284	$243,195	4.03%	$21,335	$(19,901)	$1,434
Cash and due from banks	143,443			144,741
Allowance for loan and covered loan losses	(185,043)			(221,434)
Other assets	612,269			705,779
Total assets	$13,512,962			$12,602,370
Liabilities and Equity:
Interest-bearing demand deposits	$1,257,482	$2,149	0.34%	$725,312	$1,435	0.40%	$932	$(218)	$714
Savings deposits	260,543	291	0.23%	221,740	317	0.29%	50	(76)	(26)
Money market accounts	4,474,835	7,995	0.36%	4,060,241	8,550	0.42%	820	(1,375)	(555)
Time deposits	1,510,069	7,708	1.03%	1,346,836	7,795	1.16%	888	(975)	(87)
Brokered deposits	1,077,044	2,376	0.44%	1,096,638	2,616	0.48%	(46)	(194)	(240)
Total interest-bearing deposits	8,579,973	20,519	0.48%	7,450,767	20,713	0.56%	2,644	(2,838)	(194)
Short-term borrowings	133,219	528	0.79%	257,990	265	0.20%	(181)	444	263
Long-term debt	499,793	15,221	6.08%	379,628	11,116	5.81%	3,644	461	4,105
Total interest-bearing liabilities	9,212,985	36,268	0.79%	8,088,385	32,094	0.79%	6,107	(1,933)	4,174
Noninterest-bearing deposits	2,910,375			3,025,241
Other liabilities	150,654			164,977
Equity	1,238,948			1,323,767
Total liabilities and equity	$13,512,962			$12,602,370
Net interest spread			2.97%			3.24%
Contribution of noninterest-bearing sources of funds			0.23%			0.25%
Net interest income/margin (3)		$208,361	3.20%		$211,101	3.49%	$15,228	$(17,968)	$(2,740)
Less: tax equivalent adjustment		1,589			1,379
Net interest income, as reported		$206,772			$209,722

(footnotes on following page)

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $11.5 million and $13.6 million in loan fees for the six months ended June 30, 2013 and 2012, respectively.

(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(4)
Average loans on a nonaccrual basis totaled $131.5 million and $240.3 million for the six months ended June 30, 2013 and 2012, respectively, and are included in loans for purposes of this analysis. Interest foregone on nonperforming loans was estimated to be approximately $2.6 million and $5.1 million for the six months ended June 30, 2013 and 2012, respectively, based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

As shown in Table 3 net interest margin was 3.20% for the six months ended June 30, 2013 and 3.49% for the six months ended June 30, 2012. Tax-equivalent net interest income declined $2.7 million to $208.4 million for the six months ended June 30, 2013 from $211.1 million for the prior year period. The year-over-year decline in net interest income was primarily attributable to the $4.5 million in interest expense on subordinated debt issued in October 2012. The benefit provided by the $1.0 billion in growth in average securities and loans was offset by lower yields on securities and loans combined with less interest income earned on the covered asset portfolio primarily due to reduced loan balances.

Provision for loan losses

The provision for loan losses, excluding the provision for covered loans, totaled $8.3 million for the quarter ended June 30, 2013, down by over 50% from $17.4 million for the same period in 2012. For the six months ended June 30, 2013, the provision for loan losses declined by 59%, totaling $18.5 million compared to $45.0 million for the same period in 2012. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the appropriate level of the allowance for inherent loan losses after net charge-offs have been deducted. The current period provision benefited from continuing improvement in overall credit quality and the reduced requirement for specific reserves on a smaller population of impaired loans. Impaired loans were $170.0 million at June 30, 2013, down 45% from $307.0 million at June 30, 2012. In addition, the current period provision benefited from lower charge-offs. Net charge-offs totaled $14.1 million in the second quarter 2013, down 48% compared to $26.9 million for the same period in 2012. For the six months ended June 30, 2013 net charge-offs declined nearly 50%, totaling $31.7 million compared to $62.3 million for the same period in 2012. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see "Critical Accounting Policies" and "Credit Quality Management and Allowance for Loan Losses."

Provision for covered loan losses

For the quarter ended June 30, 2013, the provision for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement totaled $534,000. In comparison, for the quarter ended June 30, 2012, we released a portion of our allowance for covered loan losses by $365,000, with a corresponding reduction in provision. For the six months ended June 30, 2013, the provision for covered loan losses was $743,000, compared to a release of $299,000 of our allowance for covered loan losses for the prior year period. The provision for covered loan losses represents the 20% portion of expected losses on covered loans that would not be subject to reimbursement by the FDIC. For further information regarding the FDIC-assisted transaction, see "Covered Assets."

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

Table 4
Non-interest Income Analysis
(Dollars in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Trust and investments	$4,800	$4,312	11	$9,194	$8,531	8
Mortgage banking	3,198	2,915	10	7,368	5,578	32
Capital markets products	6,048	6,033	—	11,087	13,382	-17
Treasury management	6,209	5,260	18	12,133	10,414	17
Loan, letter of credit and commitment fees	4,282	4,359	-2	8,359	8,723	-4
Syndication fees	3,140	2,013	56	6,972	4,176	67
Deposit service charges and fees and other income	1,196	1,644	-27	3,587	3,131	15
Subtotal fee revenue	28,873	26,536	9	58,700	53,935	9
Net securities gains (losses)	136	(290)	-147	777	(185)	-520
Total non-interest income	$29,009	$26,246	11	$59,477	$53,750	11

Second quarter 2013 compared to second quarter 2012

Non-interest income for second quarter 2013 totaled $29.0 million, increasing $2.8 million, or 11%, compared to second quarter 2012. Fee revenue grew $2.3 million, or 9%, to $28.9 million, compared to second quarter 2012, with a higher CVA included in capital markets product revenue, larger treasury management fees and higher syndication fees contributing to the increase.

Assets under management and administration (“AUMA”) declined slightly to $5.4 billion at June 30, 2013 compared to $5.5 billion at March 31, 2013 primarily due to qualified custodian asset distribution and a market decline from the prior quarter. Core custody assets remained relatively flat compared to the prior quarter. Compared to the prior year second quarter, AUMA increased by $688.5 million, driven by increases to managed and core custody assets, partially offset by a reduction in AUMA due to the departure of two relationship managers from our investment management subsidiary in second quarter 2012. The pricing of trust and investment fees varies depending on the type of client assets we hold. Fees earned on "qualified custodian" and escrow assets are typically flat fees. They are significantly lower than fees recognized on standard custody and managed assets, which are generally based on a percentage of the market value of the assets on the last day of the prior quarter or month and are therefore subject to fluctuations with market changes.

Trust and investment fee revenue increased by $488,000, or 11%, from second quarter 2012. As trust and investment fees are primarily based on AUMA asset values in the prior quarter, the increase in AUMA of $319.1 million, or 6%, from December 31, 2012 to March 31, 2013 supported the growth in trust and investment fee revenue.

Revenue from our mortgage banking business, which includes gains on loans sold and certain mortgage related loan fees, increased to $3.2 million, compared to $2.9 million for second quarter 2012. The current quarter increase is due to a higher volume of loan sales in the current quarter compared to the prior year comparative period. We sold $135.4 million of mortgage loans in the secondary market, generating gains of $2.8 million, in second quarter 2013 compared to $119.2 million of mortgage loans sold, generating gains of $2.6 million, in the prior year period. Purchase activity increased during second quarter 2013, while refinancing activity declined compared to the first quarter 2013. Refinance activity and application volumes will likely be negatively impacted given the rise in interest rates during the latter part of second quarter 2013.

Capital markets products income was $6.0 million for second quarter 2013 and second quarter 2012 and included a positive $1.9 million CVA compared to a negative CVA of $830,000 for the second quarter 2012. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties.

Exclusive of CVA, capital markets products income declined $2.7 million, or 39%, compared to second quarter 2012. The current period decline was attributable to a change in the mix in the type of transactions and a lower level of loan origination-related swap activity compared to the prior year quarter. Our capital markets business opportunities are sensitive to the level of loan originations and our clients' outlook on short-term interest rates.

Treasury management income increased $949,000, or 18%, from second quarter 2012. Revenue growth for these services is closely correlated with the acquisition of new middle market lending clients, though often subject to a three-to-six month implementation lag. The current quarter increase reflects the on-boarding of new clients as a result of ongoing cross-selling treasury management services to new commercial clients and, to a lesser extent, a decrease in our earnings credit rate (the rate applied to balances maintained in the client's deposit account to offset activity charges) in the latter part of 2012. Treasury management fees are also impacted by client choices regarding whether they pay the fees directly or through account analysis (i.e. earnings credit rate on the client's balances). During the first quarter 2013, certain clients changed their payment method, contributing to the increase.

Syndication fees increased $1.1 million or 56% from second quarter 2012. The current quarter increase is attributable to a greater amount of fees recognized on a higher volume of transactions as compared to the prior year quarter. Syndication fees tend to fluctuate period to period depending on market conditions, loan origination trends, and internal risk guidelines.

Deposit service charges and fees and other income declined $448,000 in second quarter 2013, or 27%, from second quarter 2012 primarily due to a $202,000 reserve for repurchased loans, as well as a $125,000 reduction in card-based interchange fees, which was attributable to new fee limits required under the Dodd-Frank Act.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Non-interest income for the six months ended June 30, 2013 totaled $59.5 million, increasing 11% compared to $53.8 million in the six months ended June 30, 2012, with growth in all major fee revenue categories excluding capital markets and loan, letter of credit and commitment fees. Excluding net securities gains, non-interest income increased $4.8 million, or 9%, to $58.7 million, compared to six months ended June 30, 2012.

Trust and investment fee revenue increased 8% compared to the six months ended June 30, 2012 due to improved market performance, new client relationships (which helped increase managed assets), and an increase to core custodial assets as compared to the prior year period, which offset the impact of the loss of fees within the Bank's investment management subsidiary following the departure of two relationship managers in second quarter 2012.

Revenue from our mortgage banking business increased 32% to $7.4 million in the current year to date period, compared to $5.6 million in the prior year period. The current year increase resulted from the completion of a higher volume of loan sales related to the peak application period in late 2012, driven by the low interest rate environment compared to the first six months in 2012. We sold $301.6 million of mortgage loans in the secondary market, generating gains of $6.2 million, in the six months ended June 30, 2013 compared to $234.7 million of mortgage loans sold, generating gains of $5.0 million, for the prior year period.

Capital markets income declined $2.3 million compared to the six months ended June 30, 2012 and included a positive $2.1 million CVA compared to a negative CVA of $811,000 for the six months ended June 30, 2012. Exclusive of CVA adjustments, year-over-year capital markets income declined by $5.2 million, or 37%, to $9.0 million in the current period compared to $14.2 million in the six months ended June 30, 2012. The current period decline was attributable to fewer transactions, a change in the mix of the type of transactions, and a lower level of loan origination-related swap activity as compared to the prior year period.

Treasury management income increased $1.7 million, or 17%, compared to the six months ended June 30, 2012. The current year increase reflected the on-boarding of new clients as a result of ongoing success in cross-selling treasury management services to new commercial clients, and, to a lesser extent, a decrease in our earnings credit rate in the latter part of 2012.

Syndication fees increased $2.8 million, or 67%, from the six months ended June 30, 2012. The current period increase is attributable to a greater amount of fees recognized on a higher volume of transactions and improved pricing from both planned and opportunistic transactions related to the high level of fourth quarter 2012 loan origination activity and deals in the first half of 2013.

Deposit service charges and fees and other income increased $456,000, or 15%, for the six months ended June 30, 2013 compared to the prior year period, due to the recognition of a $1.1 million gain on loan disposition recognized in the first quarter 2013, offset by a $244,000 reduction in card-based interchange fees attributable to new fee limits provided for under the Dodd-Frank Act and a $202,000 reserve for repurchased loans recognized during the first half of 2013.

Non-interest Expense

Table 5
Non-interest Expense Analysis
(Dollars in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Compensation expense:
Salaries and wages	$23,397	$23,728	-1	$47,412	$46,902	1
Share-based costs	3,236	5,239	-38	6,099	9,809	-38
Incentive compensation, retirement costs and other employee benefits	13,221	13,210	—	29,483	28,164	5
Total compensation expense	39,854	42,177	-6	82,994	84,875	-2
Net occupancy expense	7,387	7,653	-3	14,921	15,332	-3
Technology and related costs	3,476	3,273	6	6,940	6,569	6
Marketing	3,695	3,058	21	6,012	5,218	15
Professional services	1,782	2,247	-21	3,681	4,204	-12
Outsourced servicing costs	1,964	2,093	-6	3,598	3,803	-5
Net foreclosed property expense	5,555	11,894	-53	12,198	20,129	-39
Postage, telephone, and delivery	981	882	11	1,824	1,751	4
Insurance	2,804	4,239	-34	5,343	8,544	-37
Loan and collection	2,280	2,918	-22	5,057	6,075	-17
Other expenses	7,477	3,424	118	13,650	7,587	80
Total non-interest expense	$77,255	$83,858	-8	$156,218	$164,087	-5
Full-time equivalent ("FTE") employees at period end	1,097	1,083	1
Operating efficiency ratios:
Non-interest expense to average assets	2.31%	2.64%		2.34%	2.62%
Net overhead ratio (1)	1.44%	1.81%		1.45%	1.76%
Efficiency ratio (2)	57.85%	63.39%		58.33%	61.95%

(1)	Computed as non-interest expense, less non-interest income, annualized, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 32, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

Second quarter 2013 compared to second quarter 2012

Non-interest expense declined by $6.6 million, or 8%, for second quarter 2013 as compared to second quarter 2012 and was driven by reductions in net foreclosed property expense, share-based costs, and deposit insurance expense and were partially offset by $3.0 million in non-recurring charges recorded in other expenses.

Compensation expense declined overall by $2.3 million, or 6%, from second quarter 2012, due to a decline in share-based costs. Share-based costs declined by $2.0 million, or 38%, from second quarter 2012 due to certain share-based compensation awards made in 2007 and 2008 that were fully amortized in December 2012. The awards were made in connection with numerous new hires of key employees as part of our strategic transformation that we initiated in 2007. Expenses relating to such awards were $2.5 million in second quarter 2012. The related reduction in share-based costs in second quarter 2013 was partially offset by $1.1 million additional expense recognition relating to equity awards granted in February 2013 as part of the Company's 2012 annual incentive and 2013 long-term incentive programs.

Marketing expenses increased $637,000, or 21%, compared to second quarter 2012 as a result of our new advertising and branding campaign in the second quarter 2013, as well as higher client development costs.

Professional services expense, which includes fees paid for legal, accounting, and consulting services, declined $465,000, or 21%, from second quarter 2012, due to overall decrease in the use of consultants during second quarter 2013.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, and property ownership costs associated with the maintenance of OREO, declined $6.3 million, or 53%, compared to second quarter 2012. The current quarter decrease was primarily due to a $3.1 million reduction in OREO write-downs and a $1.6 million reduction in net losses on sales of OREO from the prior year quarter. Net gains on sale were $716,000 on $14.0 million of OREO sold in second quarter 2013, as compared to net losses of $906,000 on $14.4 million of OREO sold in second quarter 2012. In addition, property ownership costs, such as property management and real estate taxes, were down $1.2 million from the prior year quarter. As the number of OREO properties decline, we anticipate that net foreclosed property costs will decline further. Refer to the "Foreclosed Real Estate" discussion in the "Loan Portfolio and Credit Quality" section below for more information regarding our OREO portfolio and valuation process.

Insurance expense declined $1.4 million, or 34%, from second quarter 2012 primarily due to improving credit quality and deposit growth compared to levels at June 30, 2012, resulting in lower current quarter assessments.

Loan and collection expense, which consists of certain non-reimbursable costs associated with loan origination and servicing activities and loan remediation costs of problem loans, declined $638,000, or 22%, from second quarter 2012. The decline was primarily due to a $1.1 million decline in workout-related loan costs due to the overall reduction in nonperforming loans. For second quarter 2013, workout related loan costs represented 34% of total loan and collection expense, compared to 75% for the prior year period. Non-workout related costs primarily relate to costs incurred in connection with mortgage originations, which were greater during second quarter 2013 than the prior year period.

Other expenses increased $4.1 million, or 118%, from second quarter 2012. Other expenses include bank charges, costs associated with the CDARS® product offering, intangible asset amortization, education-related costs, subscriptions, provision for unfunded commitments, and miscellaneous losses and expenses. Other expenses for second quarter 2013 included non-recurring charges totaling $3.0 million, which was comprised of $2.0 million of restructuring costs associated with the vacating of excess space in Detroit area and the restructuring of our Atlanta operation, as well as a $1.0 million charge on repurchased loans. In addition to these non-recurring charges, we recorded a $467,000 provision for unfunded commitments in second quarter 2013, as compared to no provision for unfunded commitments in second quarter 2012.

Our efficiency ratio was 57.9% for second quarter 2013, improving from 63.4% for second quarter 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Non-interest expense declined $7.9 million, or 5%, for the six months ended June 30, 2013 compared to the prior year period, due to declines in net foreclosed property expense, share-based costs, and deposit insurance expenses. Other expenses were up due to several non-recurring charges and an increase in the provision for unfunded commitments from the prior year period.

Compensation expense declined overall by $1.9 million, or 2%, from the prior year period, benefiting from a decline in share-based costs. Share-based costs declined $3.7 million, or 38%, primarily due to certain share-based compensation awards made in 2007 and 2008 that were fully amortized in December 2012. Expenses relating to such awards were $4.9 million for the six months ended June 30, 2012. The related reduction in share-based costs in the first half of 2013 was partially offset by $1.7 million additional expense recognition relating to equity awards granted in February 2013 as part of the Company's 2012 annual incentive and 2013 long-term incentive programs. Incentive compensation, retirement costs and other employee benefits were up by $1.3 million, or 5%, compared to the six months ended June 30, 2012, principally due to higher incentive compensation related to improved Company performance on a higher FTE base and the inclusion of certain executives in the incentive program which were restricted in the prior year due to TARP incentive limitations.

Marketing expense increased $794,000, or 15%, for the six months ended June 30, 2013 compared to the prior year period, due largely to our new advertising program to raise our corporate profile in 2013, as well as higher client development costs.

Professional services declined $523,000, or 12%, for the six months ended June 30, 2013 from the prior year period due to lower audit and accounting expense and an overall decrease in the use of consultants during the first half of 2013.

Net foreclosed property expenses declined $7.9 million, or 39%, compared to the prior year period. The decline in net foreclosed property expenses was primarily due to $3.1 million in lower valuation write-downs compared to the prior year period, as well as a decline in net loss on OREO sales. Net loss on sales of OREO was $48,000 on OREO with a net book value of $23.8 million for the six months ended June 30, 2013, compared to a net loss of $3.1 million on OREO with a net book value of $25.6 million for the six months ended June 30, 2012. In addition, property ownership costs, such as property management and real estate taxes, were down $1.9 million from the prior year period.

Insurance costs declined $3.2 million, or 37%, for the six months ended June 30, 2013 compared to the prior year period and was primarily due to improving credit quality and deposit growth compared to levels at June 30, 2012, resulting in lower current year assessments. Also included in insurance costs for the six months ended June 30, 2013 were $843,000 in refunds on previously paid deposit insurance assessments due to clarification of deposit classification rules under the assessment model.

Other expenses increased $6.1 million, or 80%, for the six months ended June 30, 2013 compared to the prior year period largely due to several non-recurring charges that were incurred during the first six months of 2013, including $2.0 million in restructuring costs and a $1.0 million charge on repurchased loans, as discussed above. In addition, our provision for losses on unfunded commitments was $2.2 million in the current year period compared with a $933,000 provision for unfunded commitments in the prior year period. Other expenses for the six months ended June 30, 2013 also included $597,000 in losses related to our CRA investments.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. For the quarter ended June 30, 2013, we recorded an income tax provision of $17.7 million on pre-tax income of $46.6 million (equal to a 38.0% effective tax rate) compared to an income tax provision of $13.2 million on pre-tax income of $30.7 million for the quarter ended June 30, 2012 (equal to a 43.0% effective tax rate).

For the six months ended June 30, 2013, income tax expense totaled $34.6 million on pre-tax income of $90.8 million (equal to a 38.1% effective tax rate) compared to an income tax provision of $22.9 million on pre-tax income of $54.6 million for the six months ended June 30, 2012 (equal to a 41.9% effective tax rate).

The decrease in our effective tax rate for the quarter and six months ended June 30, 2013, compared to the same periods in 2012, was primarily due to the restoration of tax benefits for executive compensation subsequent to the repayment of TARP, the absence of tax charges associated with share-based compensation and the negative impact in the 2012 periods of changes in state effective tax rates.

Net deferred tax assets totaled $97.3 million at June 30, 2013. We have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that the Company has cumulative book income for financial statement purposes at June 30, 2013, measured on a trailing three-year basis. In addition, we considered the Company's recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

At June 30, 2013, we had approximately $13.6 million of deferred tax assets that relate to equity compensation awards, including both unexercised stock options and unvested restricted shares. In certain cases, the deferred tax assets may not be fully realized in future periods primarily due to stock price valuation. Currently, most of our stock options are "out of the money" with an exercise price above our current stock price. Depending in part on changes in our stock price, we could incur tax charges at the expiration date of the options or prior to that time if employees terminate and "out-of-the money" options expire, or in certain instances, when employees exercise options. In the case of restricted shares, the tax benefits will not be fully realized if the fair market value of the awards on the vesting/release date is less than the value of the awards on the grant date.

In such circumstances where there is a "shortfall" in tax benefits on the exercise, vesting or expiration of an equity award, such "shortfall" amounts are charged to stockholders' equity if there is a sufficient level of "excess" tax benefits accumulated from prior periods or charged to income tax expense if there is not sufficient "excess" tax benefits accumulated. We did not record any charges to income tax expense as a result of equity award transactions during the six months ended June 30, 2013. Based on our current stock price level, scheduled vesting of restricted shares and anticipated option expirations, we do not expect to incur material equity compensation "shortfall" tax charges in 2013. However, the amount of such "shortfall" charges in 2013 and subsequent periods, if any, is dependent on changes in our stock price as well as the impact of employee terminations, option exercise decisions and other factors.

For calendar year 2013, we currently expect the effective tax rate to be in the range of 38-39%, although a number of factors will continue to influence that estimate.

Operating Segments Results

We have three primary business segments: Banking, Trust and Investments, and Holding Company Activities.

Banking

Our Banking segment is the Company's most significant segment, as it represents 89% of consolidated total assets and generates nearly all of the Company's net income. The profitability of our Banking segment is dependent on net interest income, provision for loan and covered loan losses, non-interest income, and non-interest expense. The net income for the Banking segment for the quarter ended June 30, 2013 was $34.5 million, an increase of $9.2 million from net income of $25.3 million for the prior year period. The increase in net income for the Banking segment was primarily due to a $8.2 million decline in the provision for loan losses from the prior period, largely driven by continuing improvement in credit quality and the reduced requirement for specific reserves on a smaller population of impaired loans.

Total loans for the Banking segment were $10.1 billion at June 30, 2013 and December 31, 2012. Total deposits declined from December 31, 2012 levels of $12.3 billion to $11.4 billion at June 30, 2013.

Trust and Investments

The Trust and Investments segment includes investment management, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm and wholly-owned subsidiary of the Bank, is included in our Trust and Investments segment.

Net income from Trust and Investments increased to $580,000 for second quarter 2013 from $346,000 for the prior year period. The increase in net income from 2012 to 2013 is primarily attributable to higher non-interest income of $488,000 compared to second quarter 2012 largely due to continued client acquisition over the past year, offset by the loss of certain clients from our investment advisory subsidiary, related to the departure of two relationship managers in mid-2012. Overall stock market improvements also helped to increase the level of those Trust and Investments fees that are based on the market value of assets. AUMA grew to $5.4 billion at June 30, 2013 from $5.2 billion at December 31, 2012 primarily due to new client relationships and improved market performance during the six months ended June 30, 2013.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in its bank subsidiary. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of compensation expense allocated to the Holding Company and professional fees. The Holding Company Activities segment reported a net loss of $6.1 million for the quarter ended June 30, 2013, compared to a net loss of $8.1 million for the prior year period. The lower net loss in the second quarter 2013 as compared to the prior year period was the result of a $2.5 million decline in share-based costs, partially offset by a $2.2 million increase in interest expense, due to subordinated debt issued in October 2012.

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

Table 6
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of June 30, 2013			As of December 31, 2012
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$181,921	$184,376	7	$115,262	$114,252	5
U.S. Agency securities	45,732	47,632	2	—	—	—
Collateralized mortgage obligations	197,470	191,548	8	241,034	229,895	10
Residential mortgage-backed securities	898,715	876,996	36	868,322	823,191	37
State and municipal securities	255,841	252,136	10	226,042	214,174	10
Foreign sovereign debt	500	500	*	500	500	*
Total available-for-sale	1,580,179	1,553,188	63	1,451,160	1,382,012	62
Held-to-Maturity
Collateralized mortgage obligations	69,805	71,252	3	74,644	74,164	3
Residential mortgage-backed securities	734,732	742,411	29	725,448	703,419	31
Commercial mortgage-backed securities	136,189	141,561	5	86,213	85,680	4
State and municipal securities	468	464	*	469	464	*
Total held-to-maturity	941,194	955,688	37	886,774	863,727	38
Total securities	$2,521,373	$2,508,876	100	$2,337,934	$2,245,739	100

*	Less than 1%

As of June 30, 2013, our securities portfolio totaled $2.5 billion, an increase from $2.3 billion at December 31, 2012. During the six months ended June 30, 2013, purchases of securities totaled $576.5 million, with $415.7 million in the available-for-sale portfolio and $160.8 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represent the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential mortgage-backed securities, as well as purchases of commercial agency guaranteed mortgage-backed securities, U.S. Treasury and Agency securities and state and municipal securities. During the six months ended June 30, 2013, we sold $50.1 million in U.S. Treasury securities and $2.0 million in tax-exempt municipal securities, resulting in a net securities gain of $777,000.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprise 81% of the total portfolio at June 30, 2013. All of the mortgage securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 10% of the total portfolio at June 30, 2013. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit strength when evaluating a purchase or sale decision.

At June 30, 2013, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $16.5 million, declining $25.7 million from December 31, 2012 due to increases in certain interest rates. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future AOCI volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

The following table summarizes activity in the Company's investment securities portfolio during 2013. There were no transfers of securities between investment categories during the year.

Table 7
Investment Portfolio Activity
(Dollars in thousands)

	Quarter Ended June 30, 2013			Six Months Ended June 30, 2013
	Available-for-Sale	Held-to-Maturity		Available-for-Sale	Held-to-Maturity
Balance at beginning of period	$1,457,433	$959,994		$1,451,160	$863,727
Additions:
Purchases	254,455	30,890		415,732	160,800
Reductions:
Sales proceeds	(2,068)	—		(52,846)	—
Net gains on sale	136	—		777	—
Principal maturities, prepayments and calls, net of gains	(90,007)	(33,839)		(186,763)	(66,154)
Amortization of premiums and accretion of discounts	(2,879)	(1,357)		(5,724)	(2,685)
Total reductions	(94,818)	(35,196)		(244,556)	(68,839)
Decrease in market value	(36,891)	—	(1)	(42,157)	—	(1)
Balance at end of period	$1,580,179	$955,688		$1,580,179	$955,688

(1)
The held-to-maturity portfolio is recorded at cost, with no adjustment for the decrease in market value of $30.6 million and $37.5 million for the quarter and six months ended June 30, 2013, respectively.

The following table presents the maturities of the different types of investments that we owned at June 30, 2013, and the corresponding interest rates.

Table 8
Repricing Distribution and Portfolio Yields
(Dollars in thousands)

	As of June 30, 2013
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$9,992	1.15%	$127,913	0.85%	$46,471	1.12%	$—	—%
U.S. Agency securities	—	—%	—	—%	47,632	1.29%	—	—%
Collateralized mortgage obligations (1)	10,206	2.83%	161,643	3.33%	19,699	3.28%	—	—%
Residential mortgage-backed securities (1)	21	5.25%	680,733	3.66%	195,011	1.89%	1,231	7.55%
State and municipal securities (2)	27,874	4.45%	93,897	2.59%	129,402	1.99%	963	4.40%
Foreign sovereign debt	—	—%	500	1.51%	—	—%	—	—%
Total available-for-sale	48,093	3.42%	1,064,686	3.18%	438,215	1.84%	2,194	6.17%
Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	55,279	1.42%	15,973	1.36%	—	—%
Residential mortgage-backed securities (1)	—	—%	585,021	2.47%	144,436	2.11%	12,954	2.69%
Commercial mortgage-backed securities (1)	—	—%	28,806	1.24%	112,755	1.76%	—	—%
State and municipal securities (2)	80	2.71%	384	3.11%	—	—%	—	—%
Total held-to-maturity	80	2.71%	669,490	2.33%	273,164	1.92%	12,954	2.69%
Total securities	$48,173	3.42%	$1,734,176	2.85%	$711,379	1.87%	$15,148	3.19%

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

Total loans were $10.1 billion at June 30, 2013 and December 31, 2012. We disposed of $33.2 million in problem loans during the six months ended June 30, 2013 and revolving line usage was 45%, consistent with usage at December 31, 2012.

Overall loan demand is being impacted by both demand from our clients and competition in our markets. In addition, heightened competition is impacting both pricing and structure as our target middle market commercial client base is also being targeted by competition in our core markets. Our strategy is to maintain a disciplined approach to pricing and structuring new credit opportunities. Given the competitive environment, this approach may result in uneven loan growth over the course of a year.

Commercial loans (including commercial owner-occupied real estate loans) increased $164.7 million, or 3%, from the prior year end. The mix of loans continued to shift towards commercial loans, which generally provide us higher yields than other segments of our total loan portfolio and greater potential for cross-selling of other products and services. As a proportion of the loan portfolio, commercial loans were 66% at June 30, 2013, compared to 64% at December 31, 2012.

In the normal course of our business, we participate in loan transactions that involve a number of banks, primarily to maintain and build client relationships with a view to cross-selling products and originating loans for the borrowers in the future. Although we may strive to lead or co-lead the arrangement, we will also participate with other banks when we have a relationship with the borrower. Participations and syndications assist us with decreasing credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our $10.1 billion in total loans at June 30, 2013, we were party to syndications and participations totaling $1.8 billion which were led or agented by other banks (including both shared national credits ("SNCs") and non-SNCs) and, of that, $1.4 billion met the definition of SNC. We earn fees and interest income on our pro-rata portion of these loans.

The following table presents the composition of our loan portfolio at the dates shown.

Table 9
Loan Portfolio
(Dollars in thousands)

	June 30, 2013	% of Total	December 31, 2012	% of Total	% Change in Balances
Commercial and industrial	$5,019,494	50	$4,901,210	48	2
Commercial – owner-occupied real estate	1,641,973	16	1,595,574	16	3
Total commercial	6,661,467	66	6,496,784	64	3
Commercial real estate	1,981,541	20	2,132,063	21	-7
Commercial real estate – multi-family	520,160	5	543,622	5	-4
Total commercial real estate	2,501,701	25	2,675,685	26	-7
Construction	211,976	2	190,496	2	11
Total commercial real estate and construction	2,713,677	27	2,866,181	28	-5
Residential real estate	347,629	3	373,580	4	-7
Home equity	159,958	2	167,760	2	-5
Personal	211,905	2	235,677	2	-10
Total loans	$10,094,636	100	$10,139,982	100	—

The following table summarizes the composition of our commercial loan portfolio at June 30, 2013 and December 31, 2012. Our commercial loan portfolio is categorized based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client's ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client's underlying business activity changes, classification differences between periods will arise.

Table 10
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	June 30, 2013				December 31, 2012
	Amount	% of Total	Amount Non- performing	% Non- performing (1)	Amount	% of Total	Amount Non- performing	% Non- performing (1)
Manufacturing	$1,523,128	23	$2,710	*	$1,496,719	23	$—	—
Healthcare	1,562,779	23	309	*	1,514,496	23	322	*
Wholesale trade	700,064	11	133	*	635,477	10	—	—
Finance and insurance	555,911	8	529	*	584,763	9	194	*
Real estate, rental and leasing	347,961	6	1,793	1	359,947	6	16,550	5
Professional, scientific and technical services	471,099	7	3,392	1	391,976	6	10,805	3
Administrative, support, waste management and remediation services	420,386	6	11,461	3	426,960	7	—	—
Architecture, engineering and construction	255,808	4	10,749	4	225,199	3	629	*
All other (2)	824,331	12	16,706	2	861,247	13	13,413	2
Total commercial (3)	$6,661,467	100	$47,782	1	$6,496,784	100	$41,913	1

(1)	Calculated as nonperforming loans in the respective industry segment divided by total loans of the corresponding industry segment presented above.

(2)	All other consists of numerous smaller balances across a variety of industries with no category greater than 3%.

(3)	Includes owner-occupied commercial real estate of $1.6 billion at both June 30, 2013 and December 31, 2012.

*	Less than 1%

One of the largest segments within our commercial lending business is the healthcare industry. We have a specialized niche in the "assisted living," "skilled nursing," and residential care segment of the healthcare industry. Loan relationships to these providers tend to be larger extensions of credit and are primarily to for-profit businesses. At June 30, 2013, 23% of the commercial loan portfolio and 15% of the total loan portfolio was composed of loans extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. The facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Our clients and their ability to service debt may be adversely impacted by the financial health of state or federal payors and the ability of government entities, many of which have experienced budgetary stress in the current economic environment, to make payments for services previously provided. At June 30, 2013, approximately $303 million related to facilities doing business in Illinois and $214 million to facilities doing business in California, two states which have experienced budgetary stress. To date, this loan portfolio segment has experienced minimal defaults and losses.

At June 30, 2013, approximately 10%, or $684 million of our commercial loan portfolio was characterized as cash flow loans. Cash flow loans are primarily underwritten on the recurring earnings and cash flow of the borrower with less reliance on physical collateral coverage. In general, cash flow loans typically exhibit similar leverage levels as our borrowers in the broader commercial loan portfolio and are spread across multiple industries with approximately 37% of the total in the Manufacturing segment at June 30, 2013. Our definition of cash flow loans may differ from that of other financial institutions and from the regulatory definition of higher-risk commercial and industrial loans.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at June 30, 2013 and December 31, 2012.

Table 11
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	June 30, 2013				December 31, 2012
	Amount	% of Total	Amount Non- performing	% Non- performing (1)	Amount	% of Total	Amount Non- performing	% Non- performing (1)
Commercial Real Estate
Land	$196,839	8	$18,349	9	$240,503	9	$19,747	8
Residential 1-4 family	40,589	2	3,433	8	58,704	2	13,213	23
Multi-family	520,160	21	2,654	1	543,622	20	6,553	1
Industrial/warehouse	273,044	11	6,955	3	272,535	10	8,902	3
Office	538,892	21	6,088	1	566,834	21	5,849	1
Retail	473,709	19	2,902	1	472,024	18	8,873	2
Healthcare	198,548	8	—	—	205,318	8	—	—
Mixed use/other	259,920	10	5,378	2	316,145	12	5,417	2
Total commercial real estate	$2,501,701	100	$45,759	2	$2,675,685	100	$68,554	3
Construction
Residential 1-4 family	$13,868	7	$—	—	$14,160	7	$—	—
Multi-family	42,409	20	—	—	36,129	19	—	—
Industrial/warehouse	8,395	4	—	—	29,633	16	—	—
Office	19,487	9	—	—	8,863	5	402	5
Retail	63,957	30	—	—	37,457	20	—	—
Healthcare	24,362	11	—	—	14,196	7	—	—
Mixed use/other	39,498	19	—	—	50,058	26	155	*
Total construction	$211,976	100	$—	—	$190,496	100	$557	*

(1)	Calculated as nonperforming loans in the respective collateral type divided by total loans of the corresponding collateral type presented above.

*	Less than 1%

Of the combined commercial real estate and construction portfolios, the two largest categories at June 30, 2013 were office real estate and multi-family, which each represent 21% of the combined portfolios.

Within the commercial real estate portfolio, our exposure to land loans totaled $196.8 million at June 30, 2013 and $240.5 million at December 31, 2012. Land remains an illiquid asset class as buyers and sellers may hold divergent future development outlooks for the land, therefore affecting saleability and market prices. As a percentage of the commercial real estate portfolio, land loans were 8% at June 30, 2013 and 9% at December 31, 2012.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of June 30, 2013, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 12
Maturities and Sensitivities of Loans to Changes in Interest Rates
(Amounts in thousands)

	As of June 30, 2013
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$1,853,131	$4,665,941	$142,395	$6,661,467
Commercial real estate	1,066,055	1,312,300	123,346	2,501,701
Construction	57,374	148,315	6,287	211,976
Residential real estate	15,031	16,151	316,447	347,629
Home equity	41,576	56,254	62,128	159,958
Personal	139,933	71,699	273	211,905
Total	$3,173,100	$6,270,660	$650,876	$10,094,636
Loans maturing after one year:
Predetermined (fixed) interest rates		$218,846	$128,714
Floating interest rates		6,051,814	522,162
Total		$6,270,660	$650,876

Of the $6.6 billion in loans maturing after one year with a floating interest rate, $1.4 billion are subject to interest rate floors, of which $1.3 billion have such floors in effect at June 30, 2013.

Delinquent Loans, Special Mention and Potential Problem Loans, Restructured Loans and Nonperforming Assets

Loans are reported delinquent if the required principal and interest payments have not been received within 30 days of the date such payments are due. Delinquency can be driven by either failure of the borrower to make payments within the term of the loan or failure to make the final payment at maturity. The majority of our loans are not fully amortizing over the term. As a result, a sizeable final repayment is often required at maturity. If a borrower lacks refinancing options or the ability to pay, the loan may become delinquent in connection with its maturity. Table 13 provides information on current, delinquent and nonaccrual loans by product type. Of total commercial, commercial real estate, and construction loans outstanding at June 30, 2013, $860.0 million are scheduled to mature in the third quarter of 2013, 98% of which were performing.

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

Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest but the ultimate collection of these loans in full is questionable due to the same conditions that characterize a special mention credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not resolved. Although potential problem loans require additional attention by management, they may never become nonperforming.

Special mention and potential problem loans as of June 30, 2013 and December 31, 2012 are presented in Tables 14 and 19.

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

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of reduction in interest rate, extension of the maturity date, reduction in the principal balance, or other action intended to minimize potential losses and maximize our chances of a more successful recovery on a troubled loan. When we make such concessions as part of a modification, we report the loan as a TDR and account for the interest due in accordance with our TDR policy. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. The TDR is classified as an accruing TDR if the borrower has demonstrated the ability to meet the new terms of the restructuring as evidenced by a minimum of six months of performance in compliance with the restructured terms or if the borrower's performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. TDRs accrue interest as long as the borrower complies with the revised terms and conditions and management is reasonably assured as to the collectibility of principal and interest; otherwise, the restructured loan will be classified as nonaccrual. The TDR classification is removed when the loan is either fully repaid or is re-underwritten at market terms and an evaluation of the loan determines that it does not meet the definition of a TDR under current accounting guidance (i.e., the new terms do not represent a concession, the borrower is no longer experiencing financial difficulty, and the re-underwriting is executed at current market terms for new debt with similar risk). The composition of our restructured loans by loan category, current period activity and size stratification is presented in Tables 14, 17 and 18.

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

Aside from the decision to restructure a loan, thereby increasing our outstanding TDRs, changes in the level of TDRs from period to period may be impacted by both favorable and unfavorable developments associated with the respective TDR. Favorable developments include payoffs at par, paydowns of principal earlier than expected and regular amortizing payments. In addition, certain TDRs may be subsequently re-underwritten as pass-rated credits typically due to the strengthened financial condition of the borrower, which is evidence that the borrower would no longer be considered "troubled" and, accordingly, the TDR classification is removed. Unfavorable developments include performance deterioration in the borrower's operations, which can cause the loan's classification to be changed to nonperforming and removed from the accruing TDR portfolio.

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

During second quarter 2013, overall asset quality continued to improve with nonperforming assets declining 19% from the prior year end to $178.9 million at June 30, 2013. Nonperforming assets as a percentage of total assets were 1.33% at June 30, 2013, down from 1.57% at December 31, 2012.

Nonperforming loans totaled $121.8 million at June 30, 2013, down 12% from $138.8 million at December 31, 2012. Inflows to nonperforming loans of $26.2 million in second quarter 2013 were down $5.1 million from first quarter 2013 and down $31.5 million from second quarter 2012. As shown in Table 15, second quarter 2013 nonperforming loan inflows were more than offset by problem loan resolutions (paydowns, payoffs, and return to accruing status), dispositions, and charge-offs.

Our nonperforming loan population contains some larger-sized credits. As shown in Table 16, which provides the nonperforming loan stratification by size, five nonperforming loans in excess of $5.0 million comprised 42% of our total nonperforming loans at June 30, 2013.

OREO declined $24.7 million, or 30%, from December 31, 2012, as sales and valuation adjustments exceeded inflows to OREO. Refer to "Foreclosed Real Estate" below for further discussion on OREO.

During the first six months of 2013, we used a variety of resolution strategies, including asset sales, which reduced special mention, potential problem loan and nonperforming assets from 2012 year end. Disposition activity during the six months ended June 30, 2013 included the disposition of $57.0 million in problem assets, including $32.8 million in nonperforming loans, $418,000 in early stage problem loans, and $23.8 million in OREO. Our asset management activities, along with a slowly improving economy and some asset price stability in certain market segments, have led to declines in problem loans (which include special mention, potential problem, and nonperforming loans) of 9% from $343.5 million at December 31, 2012 to $311.8 million at June 30, 2013.

We have been generally consistent to date in our principal approach to disposing distressed assets, typically utilizing direct sales to end-users or other parties interested in particular assets. We have sourced dispositions opportunistically, limiting the use of brokered or pooled transactions.

Accruing TDRs totaled $48.3 million at June 30, 2013, decreasing $12.7 million from $61.0 million at December 31, 2012. As presented in the accruing TDR rollforward at Table 17, the primary reason for the decline was due to $14.9 million of accruing TDRs moving to nonperforming loan status during the first quarter 2013, of which $8.8 million related to a single borrower and was restructured in fourth quarter 2011.

We expect continued progress in reducing nonperforming assets through the execution of workout programs and the disposition of problem assets. Because our loan portfolio contains loans that may be larger in size in order to accommodate the financing needs of some of our borrowers, and as the nonperforming credit portfolio approaches levels consistent with peers, changes in the performance of larger credits could create volatility in our credit quality metrics, including nonperforming loans and accruing TDR loans as discussed above. In addition, credit quality trends may also be impacted by uncertainty in global economic conditions and market turmoil that could disrupt workout plans, adversely affect clients, or negatively impact collateral valuations.

Our efforts to continue to dispose of nonperforming assets and problem loans in future quarters may be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, activity in the commercial and industrial transaction market, activity levels in the real estate market and real estate inventory coming into the market for sale. We continue to assess the disposition market, seeking to maximize liquidation proceeds of the individual assets sold. In addition, we will continue to use various other strategies mentioned above, including restructuring, that are consistent with our goal of maximizing economic recovery on our assets. In cases where we participate in a larger loan for which we are not the agent, our ability to pursue our preferred resolution strategy may be limited based on the voting rights of the participating banks. Losses as a percent of net book value on sales of OREO property may fluctuate or increase in future quarters if we choose to change our strategy on individual or larger group dispositions of properties based on individual property characteristics and relevant market factors as part of our overall strategy of maximizing recovery from OREO.

The following table breaks down our loan portfolio at June 30, 2013 between performing, delinquent and nonaccrual status.

Table 13
Delinquency Analysis
(Dollars in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Nonaccrual	Total Loans
As of June 30, 2013
Loan Balances:
Commercial	$6,613,146	$539	$—	$—	$47,782	$6,661,467
Commercial real estate	2,446,365	6,690	2,887	—	45,759	2,501,701
Construction	211,976	—	—	—	—	211,976
Residential real estate	334,423	265	129	—	12,812	347,629
Personal and home equity	356,201	256	—	—	15,406	371,863
Total loans	$9,962,111	$7,750	$3,016	$—	$121,759	$10,094,636
% of Loan Balance:
Commercial	99.27%	0.01%	—%	—%	0.72%	100.00%
Commercial real estate	97.78%	0.27%	0.12%	—%	1.83%	100.00%
Construction	100.00%	—%	—%	—%	—%	100.00%
Residential real estate	96.19%	0.08%	0.04%	—%	3.69%	100.00%
Personal and home equity	95.79%	0.07%	—%	—%	4.14%	100.00%
Total loans	98.69%	0.08%	0.03%	—%	1.20%	100.00%
As of December 31, 2012
Loan Balances:
Commercial	$6,451,311	$2,195	$1,365	$—	$41,913	$6,496,784
Commercial real estate	2,597,780	4,073	5,278	—	68,554	2,675,685
Construction	189,939	—	—	—	557	190,496
Residential real estate	359,096	3,260	—	—	11,224	373,580
Personal and home equity	384,606	1,837	462	—	16,532	403,437
Total loans	$9,982,732	$11,365	$7,105	$—	$138,780	$10,139,982
% of Loan Balance:
Commercial	99.30%	0.03%	0.02%	—%	0.65%	100.00%
Commercial real estate	97.09%	0.15%	0.20%	—%	2.56%	100.00%
Construction	99.71%	—%	—%	—%	0.29%	100.00%
Residential real estate	96.13%	0.87%	—%	—%	3.00%	100.00%
Personal and home equity	95.33%	0.46%	0.11%	—%	4.10%	100.00%
Total loans	98.45%	0.11%	0.07%	—%	1.37%	100.00%

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, special mention, potential problem and past due loans for the past five periods.

Table 14
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	2013		2012
	June 30	March 31	December 31	September 30	June 30
Nonaccrual loans:
Commercial	$47,782	$31,323	$41,913	$61,182	$59,841
Commercial real estate	45,759	63,643	68,554	88,057	119,444
Construction	—	402	557	557	555
Residential real estate	12,812	14,966	11,224	12,502	11,028
Personal and home equity	15,406	18,323	16,532	17,597	18,471
Total nonaccrual loans	121,759	128,657	138,780	179,895	209,339
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	121,759	128,657	138,780	179,895	209,339
OREO	57,134	73,857	81,880	97,833	109,836
Total nonperforming assets	$178,893	$202,514	$220,660	$277,728	$319,175

Nonaccrual restructured loans (included in nonaccrual loans):
Commercial	$14,631	$13,353	$25,200	$56,688	$47,839
Commercial real estate	15,240	24,391	29,426	29,749	34,764
Construction	—	—	—	—	—
Residential real estate	3,213	3,284	2,867	2,607	1,860
Personal and home equity	4,589	7,478	7,299	7,786	7,541
Total nonaccrual restructured loans	$37,673	$48,506	$64,792	$96,830	$92,004

Restructured loans accruing interest:
Commercial	$43,873	$36,847	$44,267	$44,321	$82,218
Commercial real estate	2,803	8,126	14,758	11,946	12,977
Residential real estate	—	—	465	670	874
Personal and home equity	1,605	1,618	1,490	1,494	1,621
Total restructured loans accruing interest	$48,281	$46,591	$60,980	$58,431	$97,690

Special mention loans	$92,880	$106,446	$96,794	$104,706	$108,052
Potential problem loans	$97,196	$78,185	$107,876	$112,929	$164,077
30-89 days past due loans	$10,766	$21,171	$18,470	$20,626	$13,184
Nonperforming loans to total loans	1.20%	1.28%	1.37%	1.87%	2.22%
Nonperforming loans to total assets	0.90%	0.96%	0.99%	1.35%	1.62%
Nonperforming assets to total assets	1.33%	1.51%	1.57%	2.09%	2.47%
Allowance for loan losses as a percent of nonperforming loans	122%	120%	116%	93%	83%

The following table presents changes in our nonperforming loans for the past five periods.

Table 15
Nonperforming Loans Rollforward
(Amounts in thousands)

	Quarters Ended
	2013		2012
	June 30	March 31	December 31	September 30	June 30
Nonperforming loans:
Balance at beginning of period	$128,657	$138,780	$179,895	$209,339	$233,222
Additions:
New nonaccrual loans (1)	26,190	31,331	28,527	38,948	57,717
Reductions:
Return to performing status	(2,288)	—	(3,824)	(236)	(1,953)
Paydowns and payoffs, net of advances	(246)	(885)	(21,454)	(11,094)	(9,961)
Net sales	(12,601)	(12,809)	(20,544)	(21,351)	(25,954)
Transfer to OREO	(3,366)	(6,266)	(2,826)	(3,250)	(9,968)
Transfer to loans held-for-sale	—	(2,240)	—	(9,200)	—
Charge-offs	(14,587)	(19,254)	(20,994)	(23,261)	(33,764)
Total reductions	(33,088)	(41,454)	(69,642)	(68,392)	(81,600)
Balance at end of period	$121,759	$128,657	$138,780	$179,895	$209,339

Nonaccruing restructured loans (included in nonperforming loans):
Balance at beginning of period	$48,506	$64,792	$96,830	$92,004	$68,234
Additions:
New nonaccrual restructured loans (1)	2,382	16,075	5,635	20,462	59,633
Reductions:
Return to performing status	(1,828)	—	(3,823)	—	(157)
Paydowns and payoffs, net of advances	(1,074)	(886)	(16,919)	(9,055)	(7,008)
Net sales	(4,063)	(11,348)	(4,881)	(3,339)	(11,400)
Transfer to OREO	—	(5,060)	—	(136)	(1,956)
Transfer to loans held-for-sale	—	(2,240)	—	—	—
Charge-offs	(6,250)	(12,827)	(12,050)	(3,106)	(15,342)
Total reductions	(13,215)	(32,361)	(37,673)	(15,636)	(35,863)
Balance at end of period	$37,673	$48,506	$64,792	$96,830	$92,004

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

The following table presents the stratification by carrying amount of our nonperforming loans as of June 30, 2013 and December 31, 2012.

Table 16
Nonperforming Loans Stratification
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of June 30, 2013
Nonperforming loans:
Amount:
Commercial	$33,593	$—	$3,107	$5,010	$6,072	$47,782
Commercial real estate	11,306	5,864	3,932	3,859	20,798	45,759
Construction	—	—	—	—	—	—
Residential real estate	—	—	4,789	—	8,023	12,812
Personal and home equity	—	—	—	—	15,406	15,406
Total nonperforming loans	$44,899	$5,864	$11,828	$8,869	$50,299	$121,759
Number of Borrowers:
Commercial	3	—	1	2	29	35
Commercial real estate	1	1	1	2	35	40
Construction	—	—	—	—	—	—
Residential real estate	—	—	1	—	33	34
Personal and home equity	—	—	—	—	47	47
Total	4	1	3	4	144	156
Nonaccruing restructured loans (included in nonperforming loans):
Amount:
Commercial	$10,214	$—	$3,107	$—	$1,310	$14,631
Commercial real estate	11,306	—	—	—	3,934	15,240
Residential real estate	—	—	—	—	3,213	3,213
Personal and home equity	—	—	—	—	4,589	4,589
Total nonaccruing restructured loans	$21,520	$—	$3,107	$—	$13,046	$37,673
Number of Borrowers:
Commercial	1	—	1	—	7	9
Commercial real estate	1	—	—	—	9	10
Residential real estate	—	—	—	—	11	11
Personal and home equity	—	—	—	—	16	16
Total	2	—	1	—	43	46

Nonperforming Loans Stratification (Continued)
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2012
Nonperforming loans:
Amount:
Commercial	$26,756	$—	$7,709	$2,869	$4,579	$41,913
Commercial real estate	15,890	12,425	4,274	15,473	20,492	68,554
Construction	—	—	—	—	557	557
Residential real estate	—	—	4,789	—	6,435	11,224
Personal and home equity	—	—	3,760	—	12,772	16,532
Total nonperforming loans	$42,646	$12,425	$20,532	$18,342	$44,835	$138,780
Number of Borrowers:
Commercial	2	—	2	1	26	31
Commercial real estate	1	2	1	7	38	49
Construction	—	—	—	—	2	2
Residential real estate	—	—	1	—	26	27
Personal and home equity	—	—	1	—	39	40
Total	3	2	5	8	131	149
Nonaccruing restructured loans (included in nonperforming loans):
Amount:
Commercial	$14,527	$—	$4,371	$4,238	$2,064	$25,200
Commercial real estate	15,890	6,409	—	3,708	3,419	29,426
Residential real estate	—	—	—	—	2,867	2,867
Personal and home equity	—	—	3,760	—	3,539	7,299
Total nonaccruing restructured loans	$30,417	$6,409	$8,131	$7,946	$11,889	$64,792
Number of Borrowers:
Commercial	1	—	1	2	8	12
Commercial real estate	1	1	—	2	10	14
Residential real estate	—	—	—	—	11	11
Personal and home equity	—	—	1	—	11	12
Total	2	1	2	4	40	49

The following table presents changes in our restructured loans accruing interest for the past five periods.

Table 17
Restructured Loans Accruing Interest Rollforward
(Amounts in thousands)

	Quarters Ended
	2013			2012
	June 30	March 31		December 31	September 30	June 30
Balance at beginning of period	$46,591	$60,980		$58,431	$97,690	$136,521
Additions:
New restructured loans accruing interest (1)	4,219	458		6,552	2,001	1,864
Restructured loans returned to accruing status	—	—		3,823	—	157
Reductions:
Paydowns and payoffs, net of advances	(2,347)	36		(3,995)	(3,935)	(14,593)
Transferred to nonperforming loans	—	(14,883)	(2)	(2,988)	(15,464)	(25,688)
Net sales	—	—		—	—	(170)
Removal of restructured loan status (3)	(182)	—		(843)	(21,861)	(401)
Balance at end of period	$48,281	$46,591		$60,980	$58,431	$97,690

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new restructured loans accruing interest.

(2)	This amount includes two TDRs totaling $5.3 million that were restructured within the past four quarters, while the remaining balance pertains to TDRs that were restructured prior to that time period.

(3)
For the five quarters presented, the Company re-underwrote eight loans totaling $23.3 million that, at the time of re-underwriting, were at market term and an evaluation of the loans determined that they did not meet the definition of a TDR under current accounting guidance because the loans qualified as pass-rated credits due to the strengthened financial condition of the borrowers. Seven of the eight loans, with an aggregate loan balance of $22.4 million, were re-underwritten in conjunction with the loan maturity. None of the eight loans had principal or interest forgiveness at the time the loan was originally classified as a TDR.

The following table presents the stratification by carrying amount of our restructured loans accruing interest as of June 30, 2013 and December 31, 2012.

Table 18
Restructured Loans Accruing Interest Stratification
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of June 30, 2013
Amount:
Commercial	$25,412	$14,067	$3,969	$—	$425	$43,873
Commercial real estate	—	—	—	2,126	677	2,803
Personal and home equity	—	—	—	—	1,605	1,605
Total restructured loans accruing interest	$25,412	$14,067	$3,969	$2,126	$2,707	$48,281
Number of Borrowers:
Commercial	2	2	1	—	2	7
Commercial real estate	—	—	—	1	2	3
Personal and home equity	—	—	—	—	2	2
Total	2	2	1	1	6	12
As of December 31, 2012
Amount:
Commercial	$25,073	$13,661	$4,460	$—	$1,073	$44,267
Commercial real estate	—	11,667	—	2,193	898	14,758
Residential real estate	—	—	—	—	465	465
Personal and home equity	—	—	—	—	1,490	1,490
Total restructured loans accruing interest	$25,073	$25,328	$4,460	$2,193	$3,926	$60,980
Number of Borrowers:
Commercial	2	2	1	—	3	8
Commercial real estate	—	2	—	1	3	6
Residential real estate	—	—	—	—	1	1
Personal and home equity	—	—	—	—	1	1
Total	2	4	1	1	8	16

The following table presents the credit quality of our loan portfolio as of June 30, 2013 and December 31, 2012.

Table 19
Credit Quality
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of June 30, 2013
Commercial	$83,485	1.3	$59,748	0.9	$47,782	0.7	$6,661,467
Commercial real estate	1,072	*	27,489	1.1	45,759	1.8	2,501,701
Construction	—	—	—	—	—	—	211,976
Residential real estate	6,187	1.8	6,755	1.9	12,812	3.7	347,629
Home equity	2,001	1.3	3,106	1.9	13,655	8.5	159,958
Personal	135	0.1	98	*	1,751	0.8	211,905
Total	$92,880	0.9	$97,196	1.0	$121,759	1.2	$10,094,636
As of December 31, 2012
Commercial	$72,651	1.1	$40,495	0.6	$41,913	0.6	$6,496,784
Commercial real estate	21,209	0.8	48,897	1.8	68,554	2.6	2,675,685
Construction	—	—	—	—	557	0.3	190,496
Residential real estate	2,364	0.6	13,844	3.7	11,224	3.0	373,580
Home equity	562	0.3	4,351	2.6	11,710	7.0	167,760
Personal	8	*	289	0.1	4,822	2.0	235,677
Total	$96,794	1.0	$107,876	1.1	$138,780	1.4	$10,139,982

*	Less than 0.1%

As shown above in Table 19, during the second quarter 2013 we reduced the level of total problem loans (special mention, potential problem and nonperforming loans), with an overall reduction of 9% from December 31, 2012.

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

OREO totaled $57.1 million at June 30, 2013, down 30% from $81.9 million at December 31, 2012, with inflows into OREO more than offset by sales and valuation adjustments during the six-month period. During the second quarter 2013, we sold OREO with a net book value of $14.0 million at a gain of $716,000, or 5% of the net book value. Valuation adjustments on OREO for the second quarter 2013 were $6.1 million, down $3.1 million from second quarter 2012, due in part to writedowns taken against properties under contract and expected to close by the end of the year. At June 30, 2013, OREO land parcels, currently a fairly illiquid asset class, represented the largest portion of OREO at 44%, with more than half of this OREO located in Illinois. Office/industrial properties, the next largest OREO asset class, represented 27% of the total OREO.

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

Table 20 presents a rollforward of OREO for the quarters and six months ended June 30, 2013 and 2012. Table 21 presents the composition of OREO properties at June 30, 2013 and December 31, 2012, and Table 22 presents OREO property by geographic location at June 30, 2013 and December 31, 2012.

Table 20
OREO Rollforward
(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$73,857	$123,498	$81,880	$125,729
New foreclosed properties	3,366	9,968	9,632	23,481
Valuation adjustments	(6,128)	(9,207)	(10,586)	(13,729)
Disposals:
Sale proceeds	(14,677)	(13,517)	(23,744)	(22,595)
Net gain (loss) on sale	716	(906)	(48)	(3,050)
Balance at end of period	$57,134	$109,836	$57,134	$109,836

Table 21
OREO Properties by Type
(Dollars in thousands)

	June 30, 2013			December 31, 2012
	Number of Properties	Amount	% of Total	Number of Properties	Amount	% of Total
Single-family homes	17	$3,677	6	50	$6,337	8
Land parcels	143	24,907	44	170	33,072	40
Multi-family	5	8,014	14	6	8,111	10
Office/industrial	23	15,144	27	40	27,585	34
Retail	7	5,392	9	8	6,775	8
Total OREO properties	195	$57,134	100	274	$81,880	100

Table 22
OREO Property Type by Location
(Dollars in thousands)

	Illinois	Colorado	Wisconsin	South Eastern(1)	Mid Western(2)	Other	Total
As of June 30, 2013
Single-family homes	$1,121	$—	$322	$—	$2,234	$—	$3,677
Land parcels	14,359	—	—	7,904	2,644	—	24,907
Multi-family	774	7,240	—	—	—	—	8,014
Office/industrial	11,462	—	1,633	—	2,049	—	15,144
Retail	4,743	—	—	580	69	—	5,392
Total OREO properties	$32,459	$7,240	$1,955	$8,484	$6,996	$—	$57,134
% of Total	57%	13%	3%	15%	12%	*	100%
As of December 31, 2012
Single-family homes	$4,301	$—	$—	$—	$1,866	$170	$6,337
Land parcels	18,913	—	—	10,446	3,713	—	33,072
Multi-family	1,178	6,933	—	—	—	—	8,111
Office/industrial	17,960	—	2,300	3,450	3,875	—	27,585
Retail	5,584	—	—	1,191	—	—	6,775
Total OREO properties	$47,936	$6,933	$2,300	$15,087	$9,454	$170	$81,880
% of Total	59%	8%	3%	18%	12%	*	100%

(1)	Represents the southeastern states of Arkansas, Florida and Georgia.

(2)	Represents the midwestern states of Kansas, Michigan, Missouri, Indiana and Ohio.

*	Less than 1%.

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

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one year old, a new appraisal is obtained on the underlying collateral. The Company generally obtains "as is" appraisal values for use in the evaluation of collateral-dependent impaired loans. Appraisals for collateral-dependent impaired loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is also performed at the six-month interval between annual appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either internally adjusted downward or a new appraisal is required to support the value of the impaired loan.

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

As of June 30, 2013, the average appraisal age used in the impaired loan valuation process was 169 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at June 30, 2013 due to the timing of the receipt of the appraisal is not material. In situations such as this, we establish a probable impairment reserve for the account based on our experience in the related asset class and type.

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. The methodology takes into account at a product level originating line of business (transformational or legacy), year of origination, the risk-rating migration of the loans, and historical default and loss history of similar products. Using this information, the methodology produces a range of possible reserve amounts by product type. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model as well as market and economic data and management judgment. We consider relevant factors related to individual product types and will also consider, when appropriate, changes in lending practices, changes in business or economic conditions, changes in the nature and volume of loans, changes in staffing or management, changes in the quality of our results from loan reviews, changes in collateral values, concentration risks, and other external factors such as legal or regulatory matters relevant to management’s assessment of required reserve levels. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve is outside the range determined through the framework with respect to a given product type.

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

In our evaluation of the quantitatively-determined range and the adequacy of the allowance at June 30, 2013, we considered a number of factors for each product that included, but were not limited to, the following:

•
for the commercial portfolio, the pace of growth in the commercial loan sector, the existence of larger individual credits and specialized industry concentrations, the average age of the loans in the portfolio, comparison of our default rates to overall U.S. industry averages at industry subsets, default emergence from recent years compared to earlier, more stressed periods, results of "back testing" of model results versus actual recent charge-off history, nonperforming loan inflows and other portfolio trends, as well as general macroeconomic indicators, such as GDP, employment trends and manufacturing activity, which still are susceptible to sustainability risk;

•
for the commercial real estate portfolio, the potential impact of general commercial real estate trends, particularly occupancy and leasing rate trends, charge-off severity, nonperforming loan inflows, default likelihood in our book versus the general U.S. averages, default emergence from recent years compared to earlier, more stressed periods, results of

"back testing" of model results versus recent charge-off history, collateral value changes in commercial real estate, and the impact that a negative general macroeconomic condition could have on this sector;

•	for the construction portfolio, construction employment, industry experience on construction loan losses, and construction spending rates;

•	and for the residential, home equity, and personal portfolios, home price indices and delinquency rates, and general economic conditions which impact these products.

In determining our June 30, 2013 reserve levels, we established a general reserve level which was higher than our model's output range, in total, but still lower than our general reserve levels at both March 31, 2013 and December 31, 2012. This judgment was influenced primarily by recent indicators in our transformational commercial portfolio, specifically (i) increased inflows into the criticized and non-performing loan categories, (ii) the higher dollar value of these loans which can cause volatility, (iii) the impact of competition on loan structures and (iv) the recent quarter's increases in covenant default rates in certain segments of the commercial and industrial portfolio. While covenant defaults are not necessarily indicative of future loan defaults, management monitors such breaches to determine loan performance trends. At the same time, management's qualitative upward adjustment to the model output with respect to the transformational commercial real estate portfolio decreased from prior periods as a result of improving portfolio attributes (including a decrease in weighted average risk rating, loss given default and criticized and non-performing loan inflows) and improvement evident in the commercial real estate markets.

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

Management evaluates the adequacy of the allowance for loan losses and reviews the allowance for loan losses and the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of June 30, 2013, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including those loans not yet identifiable).

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

Table 23
Allowance for Loan Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Quarters Ended
	2013		2012
	June 30	March 31	December 31	September 30	June 30
Change in allowance for loan losses:
Balance at beginning of period	$153,992	$161,417	$166,859	$174,302	$183,844
Loans charged-off:
Commercial	(2,372)	(11,146)	(10,388)	(4,062)	(7,769)
Commercial real estate	(8,725)	(7,566)	(8,105)	(16,790)	(17,924)
Construction	—	70	30	64	(828)
Residential real estate	(783)	(436)	(621)	(299)	(1,006)
Home equity	(334)	(374)	(1,640)	(1,001)	(4)
Personal	(2,776)	(5)	(612)	(1,006)	(6,341)
Total charge-offs	(14,990)	(19,457)	(21,336)	(23,094)	(33,872)
Recoveries on loans previously charged-off:
Commercial	459	396	947	919	634
Commercial real estate	141	1,364	2,133	544	4,150
Construction	25	9	16	594	1,664
Residential real estate	2	2	106	7	2
Home equity	199	61	52	117	314
Personal	46	52	43	229	163
Total recoveries	872	1,884	3,297	2,410	6,927
Net charge-offs	(14,118)	(17,573)	(18,039)	(20,684)	(26,945)
Provisions charged to operating expense	8,309	10,148	12,597	13,241	17,403
Balance at end of period	$148,183	$153,992	$161,417	$166,859	$174,302
Allowance as a percent of loans at period end	1.47%	1.53%	1.59%	1.73%	1.85%
Average loans, excluding covered assets	$10,070,194	$10,116,719	$9,890,102	$9,508,258	$9,377,105
Ratio of net charge-offs (annualized) to average loans outstanding for the period	0.56%	0.70%	0.73%	0.87%	1.16%
Allowance for loan losses as a percent of nonperforming loans	122%	120%	116%	93%	83%

Charge-offs declined to $15.0 million for the second quarter 2013, from $33.9 million for the year ago period and $19.5 million for the prior quarter. Commercial and commercial real estate comprised 74% of total charge-offs in the second quarter 2013, reflecting the concentration of the overall loan portfolio in these product types and the challenging market conditions associated with these loan types. Of total charge-offs for second quarter 2013, $10.4 million related to seven borrowers, of which $6.7 million related to legacy loans and were primarily commercial real estate. The remaining $3.7 million primarily related to a single commercial real estate loan in the transformational portfolio.

The allowance for loan losses declined $13.2 million to $148.2 million at June 30, 2013 from $161.4 million at December 31, 2012. The decline in the overall allowance from December 31, 2012 was primarily driven by a 25% reduction in specific reserves due to declining impaired loans and, to a lesser extent, the rotation of the loan portfolio mix into commercial and industrial. As a result of these factors, the provision for loan losses for the quarter declined to $8.3 million compared to $10.1 million for the prior quarter and $17.4 million for second quarter 2012. The allowance for loan losses to total loans ratio was 1.47% at June 30, 2013, down from 1.59% as of December 31, 2012. There is no assurance that the balance of the allowance for loan losses will continue to decline in coming quarters.

The following table presents our allocation of the allowance for loan losses by loan category at the dates shown.

Table 24
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	June 30, 2013	% of Total	December 31, 2012	% of Total
Commercial	$80,674	55	$63,709	39
Commercial real estate	46,489	31	73,150	45
Construction	2,626	2	2,434	2
Residential real estate	9,046	6	9,696	6
Home equity	6,040	4	6,797	4
Personal	3,308	2	5,631	4
Total	$148,183	100%	$161,417	100%
Specific reserve	$32,724	22%	$43,390	27%
General allocated reserve	$115,459	78%	$118,027	73%
Recorded Investment in Loans:
Ending balance, specific reserve	$170,040		$199,760
Ending balance, general allocated reserve	9,924,596		9,940,222
Total loans at period end	$10,094,636		$10,139,982

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance decreased by $2.5 million during the six month period, from $118.0 million at December 31, 2012 to $115.5 million at June 30, 2013, but remained relatively flat as a percentage of total loans at the respective period ends. The reduction in the general allocated reserve was primarily influenced by the improved risk profile of the performing portfolio during the period, which reflected rotation of the portfolio mix into commercial and industrial, a portfolio with a stronger risk profile despite the impact of recent seasoning. In addition, lower loss rates are being applied to a larger proportion of the total loan portfolio as the portfolio is becoming more weighted in transformational loans and less weighted in legacy loans, where historical performance has been weaker. This changing mix has resulted in lower loss rates applied to a larger portion of the total loan portfolio which positively impacts reserve requirements.

Specific Component of the Allowance

At June 30, 2013, the specific component of the allowance decreased by $10.7 million to $32.7 million from $43.4 million at December 31, 2012. The specific reserve requirements are the summation of individual reserves analyzed on an account by account basis at the balance sheet date on impaired loans, which are largely influenced by collateral values. Our impaired loans are primarily collateral-dependent with such loans totaling $152.9 million of the total $170.0 million in impaired loans at June 30, 2013. As a result of a lower level of nonperforming loans, the related reserves have declined in six months ended June 30, 2013.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the six months ended June 30, 2013, our reserve for unfunded commitments increased $2.2 million from December 31, 2012 to $9.5 million with $1.7 million related to a specific problem credit. The balance of the increase resulted from higher unfunded commitment levels and an increase in the likelihood of certain product categories to draw on unused lines. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $4.7 billion and $4.6 billion at June 30, 2013 and 2012, respectively. At June 30, 2013, unfunded commitments with maturities of less than one year approximated $1.5 billion. For further information on our unfunded commitments, refer to Note 15 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

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

The carrying amounts of covered assets as of June 30, 2013 and December 31, 2012 are presented in the following table.

Table 25
Covered Assets
(Amounts in thousands)

	June 30, 2013	December 31, 2012
Commercial loans	$16,316	$21,046
Commercial real estate loans	71,204	82,820
Residential mortgage loans	39,390	42,529
Consumer installment and other loans	4,205	4,706
Foreclosed real estate	17,173	24,395
Asset in lieu	11	11
Estimated loss reimbursement by the FDIC	10,027	18,709
Total covered assets	158,326	194,216
Allowance for covered loan losses	(24,995)	(24,011)
Net covered assets	$133,331	$170,205

Total net covered assets declined by $36.9 million, or 22%, from $170.2 million at December 31, 2012 to $133.3 million at June 30, 2013. The reduction was mainly attributable to $16.5 million in principal paydowns, net of advances, as well as the impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, loss claims paid by the FDIC contributed to the reduction as we collected on the estimated loss reimbursement by the FDIC ("the FDIC indemnification receivable"). The allowance for covered loan losses increased by $1.0 million to $25.0 million at June 30, 2013 from $24.0 million at December 31, 2012 reflecting a further credit deterioration in expected cash flows on certain pools of covered loans since the date of acquisition. As of June 30, 2013, the FDIC had reimbursed the Company $116.6 million in losses under the loss share agreement. The remaining balance of our FDIC indemnification receivable is $10.0 million at June 30, 2013 with the value adjusted quarterly in accordance with applicable accounting requirements.

The following table presents covered loan delinquencies and nonperforming covered assets as of June 30, 2013 and December 31, 2012 and excludes purchased impaired loans which are accounted for on a pool basis. Since each purchased impaired pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because we are recognizing interest income on each pool of such loans, they are all considered to be performing. Covered assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

Table 26
Past Due Covered Loans and Nonperforming Covered Assets
(Amounts in thousands)

	June 30, 2013	December 31, 2012
30-59 days past due	$4,103	$1,870
60-89 days past due	943	1,400
90 days or more past due and still accruing	—	—
Nonaccrual	18,260	18,242
Total past due and nonperforming covered loans	23,306	21,512
Foreclosed real estate	17,173	24,395
Total past due and nonperforming covered assets	$40,479	$45,907

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

The Bank’s principal sources of funds are client deposits, including large institutional deposits, brokered time deposits, wholesale borrowings, and cash from operations. The Bank’s principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage liquidity risk and interest rate risk. The primary sources of funding for the Holding Company include dividends when received from its bank subsidiary, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt, as well as equity. Net liquid assets at the Holding Company totaled $66.4 million at June 30, 2013 and $78.0 million at December 31, 2012.

We consider client deposits our core funding source. At June 30, 2013, 80% of our total assets were funded by client deposits, compared to 84% at December 31, 2012. We define client deposits as all deposits other than traditional brokered time deposits and non-client CDARS® (as described in the footnotes to Table 27 below). While we expect overall liquidity in the banking system to remain high while economic recovery and market factors improve, the level of our client deposits may fluctuate significantly based on client needs and other economic, market or regulatory factors, including deposit insurance limits. If client deposits decline due to any of these factors, we would expect to utilize other external sources of liquidity, including wholesale funding.

Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts which are typically larger than retail accounts. We have built a suite of deposit and cash management products and services that support our efforts to attract and retain corporate client accounts, resulting in a concentration of large deposits in our funding base. At June 30, 2013, we had 24 client relationships in which each had $50 million or more in total deposits, totaling $3.2 billion, or 28% of total deposits. Of these client relationships, 15 relationships had more than $75 million in deposits. In comparison, at December 31, 2012, we had 27 client relationships in which each had $50 million or more in total deposits, totaling $3.6 billion, or 30% of total deposits. Of these client relationships, 18 relationships had more than $75 million in deposits . At both periods, over half of the deposits of $50 million or greater were from financial services-related businesses, including omnibus accounts from broker-dealer and mortgage companies representing underlying accounts of their customers that may be eligible for pass-through deposit insurance limits.

Our ten largest depositor accounts totaled $2.2 billion or 20% of total deposits, at June 30, 2013. Commercial deposits are held in various deposit products we offer, including interest-bearing and non-interest bearing demand deposits, CDARS®, savings and money market accounts. The CDARS® deposit program allows clients to obtain greater FDIC deposit insurance for time deposits in excess of the FDIC insurance limits. Through our community banking and private wealth groups, we offer a variety of personal banking products, including checking, savings and money market accounts and CDs, which serve as an additional source of client deposits.

We take deposit concentration risk into account in managing our liquid asset levels. Liquid assets refer to cash on hand, federal funds sold and securities. Net liquid assets represent the sum of the liquid asset categories less the amount of such assets pledged to secure public funds, certain deposits that require collateral and for other purposes as required or permitted by law. Net liquid assets at the Bank were $2.3 billion and $2.7 billion at June 30, 2013 and December 31, 2012, respectively. We had higher net liquid assets at the Bank at December 31, 2012 in part due to an increase in client deposits that can be typical towards year end and uncertainty relating to the potential for deposit outflows resulting from the expiration of the unlimited FDIC deposit insurance on noninterest-bearing deposit accounts at December 31, 2012.

We experienced some client deposit outflows during the second quarter 2013 and have experienced a corresponding decline in liquid assets as well. We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, selectively purchase securities and investments, and opportunistically pay down wholesale funds.

While we first look toward internally generated deposits as our funding source, we also utilize wholesale funding, including brokered time deposits, as needed to enhance liquidity and to fund asset growth. Brokered time deposits are deposits that are sourced from external and unrelated financial institutions by a third party. Brokered time deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. Our asset/liability management policy currently limits our use of brokered time deposits, excluding client CDARS®, to levels no more than 25% of total deposits, and total brokered time deposits to levels no more than 40% of total deposits. Brokered time deposits exclusive of client CDARS® were 5% and 3% of total deposits at June 30, 2013 and December 31, 2012, respectively.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $47.8 million from the six months ended June 30, 2012 to $125.7 million for the six months ended June 30, 2013. Cash flows from investing activities reflect the impact of loans and investments acquired for our interest-earning asset portfolios and asset sales. For the six months ended June 30, 2013, net cash used in investing activities was $196.4 million, compared to $490.0 million for the prior year period. This change in cash flows primarily represents larger amounts of cash redeployed towards the funding of loans in the six months ended June 30, 2012 than the current period. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash used in financing activities for the six months ended June 30, 2013 was $572.3 million, compared to net cash provided by financing activities of $507.3 million for the prior year period. The current period financing cash flows primarily represents the decline in deposits from the prior year end, offset by a net increase in FHLB advances of $295.0 million for the six months ended June 30, 2013. The prior period's financing cash flows resulted from net increases in FHLB advances and deposits of $174.0 million and $341.7 million, respectively.

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

Table 27
Deposits
(Dollars in thousands)

	June 30, 2013	% of Total	December 31, 2012	% of Total	% Change in Balances
Noninterest-bearing deposits	$2,736,868	24	$3,690,340	30	-26
Interest-bearing demand deposits	1,234,134	11	1,057,390	9	17
Savings deposits	245,133	2	310,188	3	-21
Money market accounts	4,409,797	39	4,602,632	38	-4
Brokered time deposits:
Traditional	445,666	4	382,833	3	16
Client CDARS® (1)	695,130	6	610,622	5	14
Non-client CDARS® (1)	50,000	1	—	—	n/m
Total brokered time deposits	1,190,796	11	993,455	8	20
Time deposits	1,491,604	13	1,519,629	12	-2
Total deposits	$11,308,332	100	$12,173,634	100	-7
Client deposits (2)	$10,812,666	95	$11,790,801	97	-8

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

(2)	Total deposits, net of traditional brokered time deposits and non-client CDARS®.

n/m	Not meaningful

Total deposits at June 30, 2013 decreased by $865.3 million from year end 2012, primarily driven by a 26% decline in noninterest-bearing demand deposits and was somewhat offset by a 20% increase in brokered time deposits. A number of factors contributed to the decrease in noninterest-bearing demand deposits, including movement to interest-bearing products, a category in which balances increased 17% from December 31, 2012; expiration of the unlimited guarantee program, and client usage. The deposit balances of our commercial clients may fluctuate depending on their cash management and liquidity needs. Client deposits as a percentage of total deposits were 95% and 97% of deposits at June 30, 2013 and December 31, 2012, respectively. The deposit to loan ratio was 112.0% at June 30, 2013 compared to 120.1% at December 31, 2012.

Brokered time deposits totaled $1.2 billion at June 30, 2013, up $197.3 million from December 31, 2012. Brokered time deposits fluctuate based upon the Bank's general funding needs related to deposits, loans and other funding needs. Brokered time deposits at June 30, 2013 included $695.1 million in client-related CDARS®. Brokered time deposits, excluding client CDARS®, increased by $112.8 million from the prior year end and were 5% of total deposits at June 30, 2013 and 3% of total deposits December 31, 2012.

Public balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public customers to pledge collateral, primarily securities, in support of the balances on account. These relationships may provide cross-sell opportunities with treasury management, as well as other business referral opportunities. At June 30, 2013, we had public funds on account totaling $919.3 million, of which approximately 22% were collateralized with securities. At December 31, 2012, public fund balances totaled $961.1 million. Changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following table presents our brokered and time deposits as of June 30, 2013, with scheduled maturity dates during the period specified.

Table 28
Scheduled Maturities of Brokered and Time Deposits
(Amounts in thousands)

	Brokered	Time	Total
Year Ended December 31, 2013
Third quarter	$376,041	$383,309	$759,350
Fourth quarter	370,765	288,167	658,932
2014	380,197	520,534	900,731
2015	63,292	196,393	259,685
2016	501	20,057	20,558
2017	—	65,588	65,588
2018 and thereafter	—	17,556	17,556
Total	$1,190,796	$1,491,604	$2,682,400

The following table presents our brokered and time deposits of $100,000 or more as of June 30, 2013, which are expected to mature during the period specified.

Table 29
Maturities of Brokered and Time Deposits of $100,000 or More
(Amounts in thousands)

June 30, 2013
Maturing within 3 months	$684,870
After 3 but within 6 months	569,025
After 6 but within 12 months	576,132
After 12 months	518,299
Total	$2,348,326

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

Short-term and Secured Borrowings and Long-term Debt

Short-term borrowings at June 30, 2013 and December 31, 2012 consisted solely of FHLB advances that mature in one year or less. We may continue to use FHLB advances to meet our funding needs although we may choose to use brokered deposits as an alternative depending on cost and certain other factors.

The following table provides a comparison of short-term borrowings by category for the periods presented.

Table 30
Short-term Borrowings
(Dollars in thousands)

	June 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$300,000	0.13%	$5,000	4.96%
Other Information:
Weighted average remaining maturity of FHLB advances at period end	1 day		6 months
Unused FHLB advances availability	$443,681		$999,722
Unused overnight federal funds availability (1)	$525,000		$385,000
Borrowing capacity through the Federal Reserve Bank’s ("FRB") discount window’s primary credit program (2)	$613,066		$688,608

(1)	Our total availability of overnight federal fund borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Includes federal term auction facilities. Subject to the availability of pledged collateral, our borrowing capacity changes each quarter.

Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of June 30, 2013, these loan participation agreements totaled $8.7 million. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition.

Long-term debt, which is comprised of junior subordinated debentures, subordinated debt, and the long-term portion of FHLB advances, totaled $499.8 million at June 30, 2013 and December 31, 2012. The earliest scheduled maturity of long term-debt is $2.0 million of FHLB advances due in December 2014.

In addition to on-balance sheet funding and other liquid assets such as cash and investment securities, we maintain access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day while others require advance notice. Funds that are immediately accessible include Federal Fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Availability of Federal Fund lines fluctuate based on market conditions and counterparty relationship strength. Unused overnight Fed Funds borrowings available for use totaled $525.0 million and $385.0 million, respectively, at June 30, 2013 and December 31, 2012, respectively.

We also had borrowing capacity of $744.0 million with the FHLB Chicago at June 30, 2013, of which $443.7 million was available, subject to the availability of acceptable collateral to pledge. This borrowing source may be utilized by the Bank for short-term funding needs, including overnight advances as well as long-term funding needs.

Repurchase agreements ("Repos") are also an immediate source of funding in which we pledge assets to a counterparty against which we can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer, but are regarded as short-term in nature.

The discount window at the FRB is an additional source of overnight funding is the discount window at the FRB. We maintain access to the discount window by pledging loans as collateral to the FRB. Funding availability is primarily dictated by the amount of loans pledged, but also impacted by the margin applied to the loans by the FRB. The amount of loans pledged to the FRB can fluctuate due to the availability of loans eligible under the FRB’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria. At June 30, 2013, we had $613.1 million in borrowing capacity through the FRB discount window’s primary credit program compared to $688.6 million at December 31, 2012.

CAPITAL

Equity totaled $1.2 billion at June 30, 2013, increasing by $25.9 million compared to December 31, 2012 and is primarily due to net income for the six months ended June 30, 2013 of $56.2 million, offset by a $33.9 million decline in accumulated other comprehensive income, net of tax primarily associated with a decline in market values on our available-for-sale investment portfolio due to a rise in interest rates in the latter part of the second quarter 2013.

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

Table 31
Capital Measurements
(Dollars in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For "Well Capitalized" under FDICIA
	June 30, 2013	December 31, 2012	Ratio	Excess Over Regulatory Minimum at 6/30/13	Ratio	Excess Over "Well Capitalized" under FDICIA at 6/30/13
Regulatory capital ratios:
Total risk-based capital:
Consolidated	13.70%	13.17%	8.00%	$701,379	n/a	n/a
The PrivateBank	12.97	12.34	n/a	n/a	10.00%	$364,741
Tier 1 risk-based capital:
Consolidated	11.04	10.51	4.00	866,116	n/a	n/a
The PrivateBank	11.33	10.69	n/a	n/a	6.00	653,596
Tier 1 leverage:
Consolidated	10.21	9.50	4.00	825,731	n/a	n/a
The PrivateBank	10.47	9.67	n/a	n/a	5.00	726,020

Other capital ratios (consolidated) (1):
Tier 1 common equity to risk-weighted assets (2)	9.05	8.52
Tangible common equity to tangible assets	8.43	7.88

(1)	Ratios are not subject to formal FRB regulatory guidance and are non-U.S. GAAP financial measures. Refer to Table 32, "Non-U.S. GAAP Financial Measures" for a reconciliation to U.S. GAAP presentation.

(2)	Does not give effect to the final Basel III capital rules adopted and issued by the Federal Reserve Board in July 2013.

n/a	Not applicable.

As of June 30, 2013, all of our $244.8 million of outstanding junior subordinated debentures ("Debentures") held by trusts that issued trust preferred securities are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital as defined under FRB regulations currently in effect. At June 30, 2013, the Company's trust preferred securities as a percent of Tier 1 capital were less than 20%. Under the final regulatory capital rules issued in July 2013, as further discussed in the following "Newly Issued Regulatory Capital Rules" section, the Tier 1 capital treatment for the Company's trust preferred securities will be grandfathered, subject to the 25% limitation of Tier 1 capital. In the event we make an acquisition and the resulting organization has total consolidated assets of $15 billion or more, the Tier 1 capital treatment for these instruments will be subject to the phase-out schedule for bank holding companies with greater than $15 billion in total assets. All of our outstanding trust preferred securities are callable by us and we may, from time to time, redeem some or all of these securities with internal resources or with other instruments, or depending on market conditions and other factors, we may seek to replace all or some of our trust preferred securities with other Tier 1 qualifying capital.

Of the $120.0 million in outstanding principal balance of the Bank's subordinated debt facility at June 30, 2013 and December 31, 2012, 40% of the balance qualified as Tier 2 capital. Effective in the third quarter 2010, Tier 2 capital qualification was reduced by 20% of the total balance outstanding and annually thereafter is reduced by an additional 20%. 100% of the $125.0 million in outstanding principal balance of the Company's subordinated debt at June 30, 2013 and December 31, 2012 qualified as Tier 2 capital.

For a full description of our Debentures and subordinated debt, refer to Notes 9 and 10 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

Newly Issued Regulatory Capital Rules

In July 2013, U.S. banking regulators approved final rules that alter the agencies' current regulatory capital requirements to align with the Basel III international capital standards and implement certain changes required by the Dodd-Frank Act. Compliance with the rules is phased in over a period of five years beginning on January 1, 2015. The rules, which finalize the proposed rules released by the U.S. banking regulators in June 2012, are generally expected to require U.S. banks to hold higher amounts of capital, especially common equity, against their risk-weighted assets.

Among other things, the rules establish a common equity Tier 1 capital requirement and a required "capital conservation buffer," establish new regulatory capital minimums, change the treatment of certain assets for purposes of calculating regulatory capital and adopt a more conservative calculation of risk-weighted assets.

The new capital requirements (on a fully phased-in basis) are:

•	common equity Tier 1 capital to total risk-weighted assets of 7.0% (4.5% minimum plus a capital conservation buffer of 2.5%);

•	Tier 1 capital to total risk-weighted assets of 8.5% (6% minimum plus a capital conservation buffer of 2.5%);

•	total capital to total risk-weighted assets of 10.5% (8% minimum plus a capital conservation buffer of 2.5%); and

•	Tier 1 capital to adjusted average total assets (leverage ratio) of 4%.

Banking organizations that fail to maintain capital ratios in excess of the requirements including the capital conservation buffer will be subject to limitations on dividend payments, capital repurchases and payments of discretionary executive compensation. The rules also change the minimum Tier 1 capital thresholds for purposes of the existing prompt corrective action framework.

Under the rules, for bank holding companies like us with less than $15 billion in total consolidated assets as of December 31, 2009, trust preferred securities that were issued prior to May 19, 2010 are grandfathered in as a component of Tier 1 capital. Bank holding companies with grandfathered trust preferred securities will become subject to the Tier 1 capital treatment phase-out schedule for other bank holding companies with assets greater than $15 billion at the time of any acquisition that results in post-closing total consolidated assets equal to or greater than $15 billion.

In a change to existing capital treatment, unrealized gains and losses on certain debt and equity securities available-for-sale will be included as a component of Tier 1 capital unless the financial institution makes a one-time “opt out” election to continue to exclude these gains and losses from its regulatory capital. While we are still in the process of analyzing the final rules, our current expectation is that we will decide to make the opt-out election.

Risk-weighted assets are calculated using new and expanded risk-weighting categories. Among other categories, banking institutions would be required to assign higher risk-weightings to certain commercial real estate loans, past due or nonaccrual loans, unfunded commitments of less than one year, portions of deferred tax assets exceeding certain limits and credit valuation adjustments. The rules retain the existing risk weighting treatment on residential real estate loans.

Given our current capital position and the grandfathering of our existing trust preferred securities and our expectation that we will continue to generate capital through earnings, we do not currently anticipate significant changes to our business strategy in order to achieve compliance with these capital rules. In evaluating the potential impact of the final rules on us, we have focused primarily on the following:

•	The Tier 1 capital treatment of our existing $244.8 million in trust preferred securities is grandfathered in under the rules unless we pursue balance sheet growth through acquisitions.

•	The rules provide for an increased risk weighting on unfunded commitments of less than one year from zero percent to 20 percent unless the commitments are unconditionally cancellable at any time.

•	The rules provide for an increased risk weighting on certain non-performing loans from 100 percent to 150 percent.

•
The rules provide for an increased risk weighting from 100 percent to 150 percent on certain commercial real estate exposures that are considered high volatility commercial real estate ("HVCRE") loans (certain loans not conforming to Supervisory LTV guidelines that are used to finance the acquisition, development, or construction of real property, excluding one-to-four family residential loans) under the proposal. We expect that our construction loans and certain of our commercial real estate loans would likely be considered HVCRE loans as proposed.

The regulations require us to comply with most aspects of the rules, including the minimum regulatory capital ratios (without giving effect to the capital conservation buffer), beginning on January 1, 2015, and we will be required to comply with the capital conservation buffer requirements which will be phased in beginning on January 1, 2016 with full compliance by January 1, 2019.

Dividends

We declared dividends of $0.01 per common share during the second quarter 2013, unchanged from 2012. Based on the closing stock price at June 30, 2013 of $21.22, the annualized dividend yield on our common stock was 0.19%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 2.70% for the second quarter 2013 compared to 5.26% for the second quarter 2012. We have no current plans to seek to raise dividends on our common stock.

For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the "Supervision and Regulation" and "Risk Factors" sections of our 2012 Annual Report on Form 10-K.

Stock Repurchases and Issuances and Conversion of Nonvoting Common Stock

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. During the second quarter 2013, we repurchased 52,789 shares with an average value of $18.58 per share.

During first quarter 2013, the Company began issuing shares from treasury upon the exercise of stock options, granting of restricted stock awards and the settlement of share unit awards pursuant to its share-based compensation plans. At June 30, 2013, the Company held 385,000 shares in the treasury and 947,000 at December 31, 2012. The reduction in shares held is primarily attributable to the annual granting of restricted stock awards in February 2013 as part of the Company's 2012 annual incentive and 2013 long-term incentive programs. Prior to 2013, the Company issued new shares to fulfill its obligation to settle share-based awards.

During the second quarter 2013, holders of our nonvoting common stock sold 1,951,037 shares of our nonvoting common stock and, upon settlement, were converted to shares of voting common stock on a one for one basis in accordance with their terms.

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

In addition to capital ratios defined by banking regulators, we also consider various measures when evaluating capital utilization and adequacy, including return on average tangible common equity, Tier 1 common equity to risk-weighted assets, tangible equity to tangible assets, tangible equity to risk-weighted assets, tangible common equity to tangible assets, and tangible book value. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. All of these measures exclude the ending balances of goodwill and other intangibles while certain of these ratios exclude preferred capital components. Because U.S. GAAP does not include capital ratio measures, we believe there are no comparable U.S. GAAP financial measures to these ratios. We believe these non-U.S. GAAP financial measures are relevant because they provide information that is helpful in assessing the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of our capitalization to other companies. However, because there are no standardized definitions for these ratios, our calculations may not be comparable with other companies, and this may affect the usefulness of these measures to investors. Calculations of the Tier 1 common equity to risk-weighted assets ratio contained herein exclude the effect of the final Basel III capital rules adopted and issued by the Federal Reserve Board in July 2013, which are effective January 1, 2014 with compliance required January 1, 2015.

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
Table 32
Non-U.S. GAAP Financial Measures
(Dollars in thousands, except per share data)
(Unaudited)

	Quarters Ended
	2013		2012
	June 30	March 31	December 31	September 30	June 30
Taxable-equivalent net interest income
U.S. GAAP net interest income	$103,732	$103,040	$104,803	$105,408	$105,346
Taxable-equivalent adjustment	805	784	765	729	699
Taxable-equivalent net interest income (a)	$104,537	$103,824	$105,568	$106,137	$106,045

Average Earning Assets (b)	$12,858,942	$13,026,571	$13,115,687	$12,420,769	$12,148,279

Net Interest Margin ((a)annualized) / (b)	3.22%	3.19%	3.16%	3.35%	3.46%

Net Revenue
Taxable-equivalent net interest income (a)	$104,537	$103,824	$105,568	$106,137	$106,045
U.S. GAAP non-interest income	29,009	30,468	29,454	27,837	26,246
Net revenue (c)	$133,546	$134,292	$135,022	$133,974	$132,291

Operating Profit
U.S. GAAP income before income taxes	$46,643	$44,188	$39,765	$38,006	$30,696
Provision for loan and covered loan losses	8,843	10,357	13,177	13,509	17,038
Taxable-equivalent adjustment	805	784	765	729	699
Operating profit	$56,291	$55,329	$53,707	$52,244	$48,433

Efficiency Ratio
U.S. GAAP non-interest expense (d)	$77,255	$78,963	$81,315	$81,730	$83,858
Net revenue	$133,546	$134,292	$135,022	$133,974	$132,291
Efficiency ratio (c) / (d)	57.85%	58.80%	60.22%	61.00%	63.39%

Adjusted Net Income
U.S. GAAP net income available to common stockholders	$28,915	$27,270	$20,040	$19,607	$14,062
Amortization of intangibles, net of tax	473	473	411	407	404
Adjusted net income (e)	$29,388	$27,743	$20,451	$20,014	$14,466

Average Tangible Common Equity
U.S. GAAP average total equity	$1,250,141	$1,227,628	$1,260,875	$1,356,244	$1,332,178
Less: average goodwill	94,506	94,519	94,531	94,544	94,556
Less: average other intangibles	11,644	12,426	13,152	13,820	14,341
Less: average preferred stock	—	—	60,409	241,389	240,993
Average tangible common equity (f)	$1,143,991	$1,120,683	$1,092,783	$1,006,491	$982,288

Return on average tangible common equity ((e) annualized) / (f)	10.30%	10.04%	7.45%	7.91%	5.92%

Non-U.S. GAAP Financial Measures (Continued)

	Six Months Ended June 30,
	2013	2012
Taxable-equivalent net interest income
U.S. GAAP net interest income	$206,772	$209,722
Taxable-equivalent adjustment	1,589	1,379
Taxable-equivalent net interest income (a)	$208,361	$211,101

Average Earning Assets (b)	$12,942,293	$11,973,284

Net Interest Margin ((a) annualized) / (b)	3.20%	3.49%

Net Revenue
Taxable-equivalent net interest income (a)	$208,361	$211,101
U.S. GAAP non-interest income	59,477	53,750
Net revenue (c)	$267,838	$264,851

Operating Profit
U.S. GAAP income before income taxes	$90,831	$54,646
Provision for loan and covered loan losses	19,200	44,739
Taxable-equivalent adjustment	1,589	1,379
Operating profit	$111,620	$100,764

Efficiency Ratio
U.S. GAAP non-interest expense (d)	$156,218	$164,087
Net revenue (c)	$267,838	$264,851
Efficiency ratio (d) / (c)	58.33%	61.95%

Adjusted Net Income
U.S. GAAP net income available to common stockholders	$56,185	$24,881
Amortization of intangibles, net of tax	946	808
Adjusted net income (e)	$57,131	$25,689

Average Tangible Common Equity
U.S. GAAP average total equity	$1,238,948	$1,323,767
Less: average goodwill	94,513	94,562
Less: average other intangibles	12,033	14,674
Less: average preferred stock	—	240,797
Average tangible common equity (f)	$1,132,402	$973,734

Return on average tangible common equity ((e) annualized) / (f)	10.19%	5.31%

Non-U.S. GAAP Financial Measures (Continued)

	2013		2012
	June 30	March 31	December 31	September 30	June 30
Tier 1 Common Capital
U.S. GAAP total equity	$1,233,040	$1,232,065	$1,207,166	$1,363,440	$1,334,154
Trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: accumulated other comprehensive income, net of tax	14,180	44,285	48,064	55,818	50,987
Less: goodwill	94,496	94,509	94,521	94,534	94,546
Less: other intangibles	11,266	12,047	12,828	13,500	14,152
Tier 1 risk-based capital	1,357,891	1,326,017	1,296,546	1,444,381	1,419,262
Less: preferred stock	—	—	—	241,585	241,185
Less: trust preferred securities	244,793	244,793	244,793	244,793	244,793
Tier 1 common capital (g)	$1,113,098	$1,081,224	$1,051,753	$958,003	$933,284

Tangible Common Equity
U.S. GAAP total equity	$1,233,040	$1,232,065	$1,207,166	$1,363,440	$1,334,154
Less: goodwill	94,496	94,509	94,521	94,534	94,546
Less: other intangibles	11,266	12,047	12,828	13,500	14,152
Tangible equity (h)	1,127,278	1,125,509	1,099,817	1,255,406	1,225,456
Less: preferred stock	—	—	—	241,585	241,185
Tangible common equity (i)	$1,127,278	$1,125,509	$1,099,817	$1,013,821	$984,271

Tangible Assets
U.S. GAAP total assets	$13,476,493	$13,372,230	$14,057,515	$13,278,554	$12,942,176
Less: goodwill	94,496	94,509	94,521	94,534	94,546
Less: other intangibles	11,266	12,047	12,828	13,500	14,152
Tangible assets (j)	$13,370,731	$13,265,674	$13,950,166	$13,170,520	$12,833,478

Risk-weighted Assets (k)	$12,294,375	$12,164,677	$12,337,398	$11,804,578	$11,588,371

Period-end Common Shares Outstanding (l)	77,630	77,649	77,115	72,436	72,424

Ratios:
Tier 1 common equity to risk-weighted assets (g) / (k)	9.05%	8.89%	8.52%	8.12%	8.05%
Tangible equity to tangible assets (h) / (j)	8.43%	8.48%	7.88%	9.53%	9.55%
Tangible equity to risk-weighted assets (h) / (k)	9.17%	9.25%	8.91%	10.63%	10.57%
Tangible common equity to tangible assets (i) / (j)	8.43%	8.48%	7.88%	7.70%	7.67%
Tangible book value (i) / (l)	$14.52	$14.49	$14.26	$14.00	$13.59

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

The majority of our interest-earning assets are floating rate instruments. At June 30, 2013, approximately 74% of the total loan portfolio is indexed to LIBOR, 18% of the total loan portfolio is indexed to the prime rate, and another 2% of the total loan portfolio otherwise adjusts with other reference interest rates. Of the $6.6 billion in loans maturing after one year with a floating interest rate, $1.4 billion are subject to interest rate floors, of which 92% are in effect at June 30, 2013 and are reflected in the interest sensitivity analysis below. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and interest rate swaps.

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

The sensitivity analysis is based on numerous assumptions including: the nature and timing of interest rate levels including the shape of the yield curve, prepayments on loans and securities, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, non-maturity deposit behavior and others. While our assumptions are developed based upon current economic and local market conditions, historical loan and deposit data and other quantitative and qualitative factors, we cannot make any assurances as to the predictive nature of these assumptions. Market factors, client preferences or behavior, and competitor influences might change and cause a divergence from these assumptions. In addition, the simulation model assumes certain one-time instantaneous interest rate shifts that are consistent across all yield curves and do not continue to increase over the measurement period. As such, these assumptions and modeling reflect an estimation of the sensitivity to interest rates or market risk and do not predict the timing and direction of interest rates or the shape and steepness of the yield curves. Therefore, the actual results may differ materially from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. These assumptions are periodically reviewed and updated in the context of various internal and external factors including balance sheet changes, product offerings, product mix, external micro- and macro-economic factors, anticipated client behavior and anticipated Company and market pricing behavior. The majority of our deposits are from commercial clients, many of which tend to be large accounts, and it is particularly difficult to predict the deposit flows and pricing sensitivity of these depositors in a rising rate environment.

The decrease in the overall interest rate sensitivity from the prior year end, as reflected in the table below, is primarily due to a decrease in noninterest-bearing demand deposits over that time and a related decrease in short-term cash on deposit with the Federal Reserve. A reduction in noninterest-bearing demand deposits decreases our overall interest rate sensitivity because they fund rate-responsive assets but are not themselves sensitive to interest rates. The reduction in short-term cash on deposit with the Federal Reserve reduces asset sensitivity because they reprice daily and are therefore inherently interest rate sensitive. The reduction in cash and increase in the investment portfolio represent a rotation into less rate sensitive assets. In addition, borrowings have increased, comprised primarily of short-term FHLB advances, which further offset asset sensitivity. Taken together, a reduction in highly rate sensitive assets, and a rotation out of non-sensitive liabilities and into rate sensitive liabilities produced a decrease in overall rate sensitivity. Based on the modeling, the Company remains in an asset sensitive position and would benefit from a rise in interest rates. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

The following table shows the estimated impact of an immediate change in interest rates as of June 30, 2013 based on our current simulation modeling assumptions and as of December 31, 2012, as previously reported in our 2012 Annual Report on Form 10-K.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
June 30, 2013
Dollar change	$(5,476)	$12,167	$24,437	$53,763	$86,587
Percent change	-1.4%	3.2%	6.4%	14.0%	22.5%
December 31, 2012
Dollar change	$(13,496)	$20,240	$40,417	$82,421	$127,855
Percent change	-3.5%	5.3%	10.6%	21.6%	33.6%

The estimated impact to our net interest income over a one-year period is reflected in dollar terms and percentage change. As an example, this table illustrates that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on June 30, 2013, net interest income would increase by $24.4 million or 6.4% over a twelve-month period, as compared to a net interest income increase of $40.4 million, or 10.6% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2012.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois known as Maas vs. Marek et. al. The lawsuit, brought by the beneficiaries of two trusts for which the Bank is serving as the successor trustee, seeks reimbursement of approximately $2 million of penalties and interest assessed by the IRS due to the late payment of certain generation skipping taxes by the trusts, as well as certain related attorney fees and other damages. The other named defendants include legal and accounting professionals that provided services related to the matters involved. Although this litigation is in the early stages and we are not able to predict the likelihood of an adverse outcome, we currently anticipate that ultimate resolution of this matter will not have a material adverse impact on our financial condition or results of operations.

As of June 30, 2013, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company's monthly common stock purchases during the quarter ended June 30, 2013, which are solely in connection with the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock and stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1 - April 30, 2013	51,777	$18.57	—	—
May 1 - May 31, 2013	412	19.11	—	—
June 1 - June 30, 2013	600	19.31	—	—
Total	52,789	$18.58	—	—

(1)	Does not include shares forfeited by departing employees that were surrendered pursuant to the terms of non-compete provisions.

Unregistered Sale of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Restated Certificate of Incorporation

On August 6, 2013, PrivateBancorp, Inc. filed a Certificate of Elimination with the Secretary of State of the State of Delaware which, upon filing, had the effect of eliminating from our Amended and Restated Certificate of Incorporation, as amended, all matters set forth therein with respect to the shares of our Series A Junior Nonvoting Preferred Stock and the shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, none of which are outstanding.

On August 6, 2013, PrivateBancorp, Inc. filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware that reflects these changes and also restates and integrates, but does not further amend, the provisions of our Amended and Restated Certificate of Incorporation, as amended.

A copy of the Restated Certificate of Incorporation is attached as Exhibit 3.1 to this Form 10-Q and a copy of the Certificate of Elimination is attached as Exhibit 3.2 to this Form 10-Q and incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents
3.1 (a)	Restated Certificate of Incorporation of PrivateBancorp, Inc., dated August 6, 2013.

3.2 (a)	Certificate of Elimination of Series A Junior Nonvoting Preferred Stock and Fixed Rate Cumulative Perpetual Preferred Stock, Series B of PrivateBancorp, Inc., dated August 6, 2013.

3.3	Amended and Restated By-laws of PrivateBancorp, Inc. are incorporated herein by reference to Exhibit 3.5 to the Annual Report on Form 10-K (File No. 001-34066) filed on March 1, 2010.

3.4	Amendment to Amended and Restated By-laws of PrivateBancorp, Inc., is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on May 24, 2013.

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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 6, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
Date: August 6, 2013