Form 10-Q
period 2013-09-30
PRIVATEBANCORP, INC
filed 2013-11-04
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 31, 2013, there were 76,107,565 shares of the issuer’s voting common stock, without par value, outstanding and 1,584,879 nonvoting common shares, no par value, outstanding.

PRIVATEBANCORP, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$247,460	$234,308
Federal funds sold and interest-bearing deposits in banks	180,608	707,143
Loans held-for-sale	27,644	49,696
Securities available-for-sale, at fair value (pledged as collateral to creditors: $116.1 million - 2013; $43.9 million - 2012)	1,611,022	1,451,160
Securities held-to-maturity, at amortized cost (fair value: $917.0 million - 2013; $886.8 million - 2012) (pledged as collateral to creditors: $100.3 million - 2012)	931,342	863,727
Federal Home Loan Bank ("FHLB") stock	34,063	43,387
Loans – excluding covered assets, net of unearned fees	10,409,443	10,139,982
Allowance for loan losses	(145,513)	(161,417)
Loans, net of allowance for loan losses and unearned fees	10,263,930	9,978,565
Covered assets	140,083	194,216
Allowance for covered loan losses	(21,653)	(24,011)
Covered assets, net of allowance for covered loan losses	118,430	170,205
Other real estate owned, excluding covered assets	35,310	81,880
Premises, furniture, and equipment, net	36,445	39,508
Accrued interest receivable	35,758	34,832
Investment in bank owned life insurance	53,539	52,513
Goodwill	94,484	94,521
Other intangible assets	10,486	12,828
Derivative assets	57,771	99,261
Other assets	130,848	143,981
Total assets	$13,869,140	$14,057,515
Liabilities
Demand deposits:
Noninterest-bearing	$3,106,986	$3,690,340
Interest-bearing	1,183,471	1,057,390
Savings deposits and money market accounts	4,778,057	4,912,820
Brokered time deposits	1,303,596	993,455
Time deposits	1,460,446	1,519,629
Total deposits	11,832,556	12,173,634
Short-term and secured borrowings	131,400	5,000
Long-term debt	499,793	499,793
Accrued interest payable	6,042	7,141
Derivative liabilities	55,933	93,276
Other liabilities	69,728	71,505
Total liabilities	12,595,452	12,850,349
Equity
Common stock:
Voting	75,240	73,479
Nonvoting	1,585	3,536
Treasury stock	(7,303)	(24,150)
Additional paid-in capital	1,019,143	1,026,438
Retained earnings	166,700	79,799
Accumulated other comprehensive income, net of tax	18,323	48,064
Total equity	1,273,688	1,207,166
Total liabilities and equity	$13,869,140	$14,057,515
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – (Continued)
(Amounts in thousands, except per share data)

	September 30, 2013			December 31, 2012
	Preferred	Common Stock		Preferred	Common Stock
	Stock	Voting	Nonvoting	Stock	Voting	Nonvoting
Per Share Data
Par value	None	None	None	None	None	None
Stated value	None	$1.00	$1.00	None	$1.00	$1.00
Share Balances
Shares authorized	1,000	174,000	5,000	1,000	174,000	5,000
Shares issued	—	76,408	1,585	—	74,526	3,536
Shares outstanding	—	76,095	1,585	—	73,579	3,536
Treasury shares	—	313	—	—	947	—
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income
Loans, including fees	$108,912	$106,358	$323,106	$315,039
Federal funds sold and interest-bearing deposits in banks	111	248	431	513
Securities:
Taxable	12,931	13,907	38,272	43,888
Exempt from Federal income taxes	1,562	1,389	4,596	4,025
Other interest income	61	126	213	379
Total interest income	123,577	122,028	366,618	363,844
Interest Expense
Interest-bearing demand deposits	1,032	958	3,181	2,393
Savings deposits and money market accounts	3,895	4,206	12,181	13,073
Brokered and time deposits	5,014	5,860	15,099	16,271
Short-term and secured borrowings	161	101	689	366
Long-term debt	7,640	5,495	22,861	16,611
Total interest expense	17,742	16,620	54,011	48,714
Net interest income	105,835	105,408	312,607	315,130
Provision for loan and covered loan losses	8,120	13,509	27,320	58,248
Net interest income after provision for loan and covered loan losses	97,715	91,899	285,287	256,882
Non-interest Income
Trust and Investments	4,570	4,254	13,764	12,785
Mortgage banking	2,946	3,685	10,314	9,263
Capital markets products	3,921	5,832	15,008	19,214
Treasury management	6,214	5,490	18,347	15,904
Loan, letter of credit and commitment fees	4,384	4,779	12,743	13,502
Syndication fees	4,322	2,700	11,294	6,876
Deposit service charges and fees and other income	1,298	1,308	4,885	4,439
Net securities gains (losses)	118	(211)	895	(396)
Total non-interest income	27,773	27,837	87,250	81,587
Non-interest Expense
Salaries and employee benefits	41,360	44,820	124,354	129,695
Net occupancy expense	7,558	7,477	22,479	22,809
Technology and related costs	3,343	3,432	10,283	10,001
Marketing	2,986	2,645	8,998	7,863
Professional services	2,465	2,151	6,146	6,355
Outsourced servicing costs	1,607	1,802	5,205	5,605
Net foreclosed property expenses	4,396	8,596	16,594	28,725
Postage, telephone, and delivery	852	837	2,676	2,588
Insurance	2,590	3,352	7,933	11,896
Loan and collection expense	1,345	3,329	6,402	9,404
Other expenses	2,767	3,289	16,417	10,876
Total non-interest expense	71,269	81,730	227,487	245,817
Income before income taxes	54,219	38,006	145,050	92,652
Income tax provision	21,161	14,952	55,807	37,839
Net income	33,058	23,054	89,243	54,813
Preferred stock dividends and discount accretion	—	3,447	—	10,325
Net income available to common stockholders	$33,058	$19,607	$89,243	$44,488
Per Common Share Data
Basic earnings per share	$0.42	$0.27	$1.15	$0.62
Diluted earnings per share	$0.42	$0.27	$1.14	$0.61
Cash dividends declared	$0.01	$0.01	$0.03	$0.03
Weighted-average common shares outstanding	76,494	71,010	76,352	70,915
Weighted-average diluted common shares outstanding	76,819	71,274	76,537	71,110
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$33,058	$23,054	$89,243	$54,813
Other comprehensive income:
Available-for-sale securities:
Net unrealized gains (losses)	3,784	5,229	(37,596)	7,493
Reclassification of net gains included in net income	(118)	(58)	(895)	(124)
Income tax (expense) benefit	(1,447)	(2,091)	14,976	(3,060)
Net unrealized gains (losses) on available-for-sale securities	2,219	3,080	(23,515)	4,309
Cash flow hedges:
Net unrealized gains (losses)	4,823	3,696	(6,118)	10,075
Reclassification of net gains included in net income	(1,666)	(795)	(4,110)	(2,112)
Income tax (expense) benefit	(1,233)	(1,150)	4,002	(3,151)
Net unrealized gains (losses) on cash flow hedges	1,924	1,751	(6,226)	4,812
Other comprehensive income (loss)	4,143	4,831	(29,741)	9,121
Comprehensive income	$37,201	$27,885	$59,502	$63,934
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Out- standing	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at January 1, 2012	71,745	$240,403	$71,483	$(21,454)	$941,404	$18,219	$46,697	$1,296,752
Comprehensive income (1)	—	—	—	—	—	54,813	9,121	63,934
Cash dividends declared:
Common stock ($0.03 per share)	—	—	—	—	—	(2,174)	—	(2,174)
Preferred stock	—	—	—	—	—	(9,143)	—	(9,143)
Common stock issued for:
Nonvested (restricted) stock grants	691	—	—	—	—	—	—	—
Exercise of stock options	45	—	45	—	161	—	—	206
Restricted stock activity	(11)	—	304	—	(336)	—	—	(32)
Deferred compensation plan	17	—	17	—	173	—	—	190
Accretion of preferred stock discount	—	1,182	—	—	—	(1,182)	—	—
Stock repurchased in connection with share-based compensation plans	(86)	—	—	(1,282)	—	—	—	(1,282)
Share-based compensation expense	35	—	35	—	14,954	—	—	14,989
Balance at September 30, 2012	72,436	$241,585	$71,884	$(22,736)	$956,356	$60,533	$55,818	$1,363,440
Balance at January 1, 2013	77,115	$—	$77,015	$(24,150)	$1,026,438	$79,799	$48,064	$1,207,166
Comprehensive income (loss) (1)	—	—	—	—	—	89,243	(29,741)	59,502
Cash dividends declared:
Common stock ($0.03 per share)	—	—	—	—	—	(2,342)	—	(2,342)
Common stock issued for:
Nonvested (restricted) stock grants	590	—	(590)	15,001	(14,411)	—	—	—
Exercise of stock options	164	—	5	3,755	(1,398)	—	—	2,362
Restricted stock activity	(66)	—	394	218	(783)	—	—	(171)
Deferred compensation plan	13	—	1	337	(63)	—	—	275
Stock repurchased in connection with share-based compensation plans	(136)	—	—	(2,464)	—	—	—	(2,464)
Share-based compensation expense	—	—	—	—	9,360	—	—	9,360
Balance at September 30, 2013	77,680	$—	$76,825	$(7,303)	$1,019,143	$166,700	$18,323	$1,273,688

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$89,243	$54,813
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	27,320	58,248
Depreciation of premises, furniture, and equipment	6,420	7,060
Net amortization of premium on securities	12,615	11,458
Net (gains) losses on sale of securities	(895)	396
Valuation adjustments on other real estate owned	16,320	19,974
Net (gains) losses on sale of other real estate owned	(1,728)	4,017
Net amortization of discount on covered assets	826	1,345
Bank owned life insurance income	(1,026)	(1,168)
Net decrease in deferred loan fees	(5,463)	(542)
Share-based compensation expense	9,360	14,989
Excess tax benefit from exercise of stock options and vesting of restricted shares	(622)	(66)
Provision for deferred income tax expense	13,171	5,782
Amortization of other intangibles	2,342	2,012
Originations and purchases of loans held-for-sale	(430,777)	(402,789)
Proceeds from sales of loans held-for-sale	462,720	393,632
Net gains from sales of loans held-for-sale	(9,745)	(8,003)
Fair value adjustments on derivatives	4,147	933
Net increase in accrued interest receivable	(926)	(1,160)
Net decrease in accrued interest payable	(1,099)	(280)
Net decrease (increase) in other assets	8,903	(8,331)
Net increase (decrease) in other liabilities	4,617	(20,848)
Net cash provided by operating activities	205,723	131,472
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	258,636	321,402
Proceeds from sales	79,962	1,442
Purchases	(544,743)	(91,449)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	98,139	50,433
Purchases	(169,682)	(347,631)
Net redemption (purchase) of FHLB stock	9,324	(2,692)
Net increase in loans	(317,124)	(723,920)
Net decrease in covered assets	49,883	92,075
Proceeds from sale of other real estate owned	42,646	30,636
Net purchases of premises, furniture, and equipment	(3,357)	(7,349)
Net cash used in investing activities	(496,316)	(677,053)
Financing Activities
Net (decrease) increase in deposit accounts	(341,078)	966,586
Net increase (decrease) in FHLB advances	120,000	(156,000)
Stock repurchased in connection with benefit plans	(2,464)	(1,282)
Cash dividends paid	(2,336)	(11,337)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	2,466	364
Excess tax benefit from exercise of stock options and vesting of restricted shares	622	66
Net cash (used in) provided by financing activities	(222,790)	798,397
Net (decrease) increase in cash and cash equivalents	(513,383)	252,816
Cash and cash equivalents at beginning of year	941,451	361,741
Cash and cash equivalents at end of period	$428,068	$614,557
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$55,110	$48,994
Cash paid for income taxes	25,613	39,999
Non-cash transfers of loans to other real estate	10,668	26,731
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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to September 30, 2013 for potential recognition or disclosure.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Disclosures about Offsetting Assets and Liabilities – On January 1, 2013, we adopted new accounting guidance issued by the Financial Accounting Standards Board ("FASB") relating to disclosure requirements on offsetting financial assets and liabilities. The new disclosure requirements are limited to recognized derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset on the statement of financial position or subject to enforceable master netting arrangements or similar agreements. At a minimum, we are required to disclose the following information separately for financial assets and liabilities: (a) the gross amounts of recognized financial assets and liabilities, (b) the amounts offset under current U.S. GAAP, (c) the net amounts presented in the balance sheet, (d) the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in (b), and (e) the difference between (c) and (d). As this guidance affected only our disclosures, the adoption of this guidance did not impact our financial position or consolidated results of operations. Refer to Note 14 for the required disclosures.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income – On January 1, 2013, we adopted new accounting guidance issued by the FASB that requires disclosure of the effect of reclassifications from accumulated other comprehensive income into net income for each affected net income line item. We have two items that are reclassified out of accumulated other comprehensive income and into net income to which this guidance is applicable, namely (1) net gains (losses) on available-for-sale securities, and (2) net gains (losses) on cash flow hedges. The guidance did not change existing requirements for reporting net income or other comprehensive income in the financial statements. As this guidance affected only our disclosures, the adoption of this guidance did not impact our financial position or consolidated results of operations. Refer to Note 11 for the required disclosures.

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	September 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$157,573	$107	$(2,006)	$155,674	$114,252	$1,050	$(40)	$115,262
U.S. Agencies	47,521	—	(1,575)	45,946	—	—	—	—
Collateralized mortgage obligations	179,025	7,019	(8)	186,036	229,895	11,155	(16)	241,034
Residential mortgage-backed securities	924,782	28,112	(4,675)	948,219	823,191	45,131	—	868,322
State and municipal securities	270,964	6,900	(3,217)	274,647	214,174	11,990	(122)	226,042
Foreign sovereign debt	500	—	—	500	500	—	—	500
Total	$1,580,365	$42,138	$(11,481)	$1,611,022	$1,382,012	$69,326	$(178)	$1,451,160
Securities Held-to-Maturity
Collateralized mortgage obligations	$69,276	$—	$(3,057)	$66,219	$74,164	$480	$—	$74,644
Residential mortgage-backed securities	712,120	3,547	(8,946)	706,721	703,419	22,058	(29)	725,448
Commercial mortgage-backed securities	149,482	53	(5,931)	143,604	85,680	670	(137)	86,213
State and municipal securities	464	8	—	472	464	5	—	469
Total	$931,342	$3,608	$(17,934)	$917,016	$863,727	$23,213	$(166)	$886,774

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank ("FRB") discount window borrowing availability, derivative transactions, standby letters of credit with counterparty banks and for other purposes as permitted or required by law, totaled $425.4 million and $455.6 million at September 30, 2013 and December 31, 2012, respectively. Of total pledged securities, securities pledged to creditors under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties totaled $116.1 million and $144.2 million at September 30, 2013 and December 31, 2012, respectively.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at September 30, 2013 or December 31, 2012.

The following table presents the fair values of securities with unrealized losses as of September 30, 2013 and December 31, 2012. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2013
Securities Available-for-Sale
U.S. Treasury	$124,206	$(2,006)	$—	$—	$124,206	$(2,006)
U.S. Agency	45,946	(1,575)	—	—	45,946	(1,575)
Collateralized mortgage obligations	1,222	(8)	—	—	1,222	(8)
Residential mortgage-backed securities	165,471	(4,675)	—	—	165,471	(4,675)
State and municipal securities	109,603	(3,158)	2,682	(59)	112,285	(3,217)
Total	$446,448	$(11,422)	$2,682	$(59)	$449,130	$(11,481)
Securities Held-to-Maturity
Residential mortgage-backed securities	$369,179	$(8,673)	$3,441	$(273)	$372,620	$(8,946)
Commercial mortgage-backed securities	133,750	(5,931)	—	—	133,750	(5,931)
Collateralized mortgage obligations	66,219	(3,057)	—	—	66,219	(3,057)
Total	$569,148	$(17,661)	$3,441	$(273)	$572,589	$(17,934)
As of December 31, 2012
Securities Available-for-Sale
U.S. Treasury	$27,359	$(40)	$—	$—	$27,359	$(40)
Collateralized mortgage obligations	6,181	(11)	2,111	(5)	8,292	(16)
State and municipal securities	14,920	(100)	1,160	(22)	16,080	(122)
Total	$48,460	$(151)	$3,271	$(27)	$51,731	$(178)
Securities Held-to-Maturity
Residential mortgage-backed securities	$3,912	$(29)	$—	$—	$3,912	$(29)
Commercial mortgage-backed securities	35,437	(137)	—	—	35,437	(137)
Total	$39,349	$(166)	$—	$—	$39,349	$(166)

There were $6.1 million of securities with $332,000 in an unrealized loss position for greater than 12 months at September 30, 2013. At December 31, 2012, there were $3.3 million of securities with $27,000 in an unrealized loss position for greater than 12 months. These unrealized losses were caused primarily by changes in interest rates and spreads, and not credit quality. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, no other-than-temporarily impairments were recorded on these securities during the nine months ended September 30, 2013 or during 2012.

The following table presents the remaining contractual maturity of securities as of September 30, 2013 by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	September 30, 2013
	Available-For-Sale Securities		Held-To-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipal and foreign sovereign debt securities:
One year or less	$13,844	$13,899	$80	$80
One year to five years	220,194	221,729	384	392
Five years to ten years	236,956	235,464	—	—
After ten years	5,564	5,675	—	—
All other securities:
Collateralized mortgage obligations	179,025	186,036	69,276	66,219
Residential mortgage-backed securities	924,782	948,219	712,120	706,721
Commercial mortgage-backed securities	—	—	149,482	143,604
Total	$1,580,365	$1,611,022	$931,342	$917,016

The following table presents gains (losses) on securities for the quarters and nine months ended September 30, 2013 and 2012.

Securities Gains (Losses)
(Amounts in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Proceeds from sales	$27,116	$630		$79,962	$1,442
Gross realized gains	$118	$1		$896	$380
Gross realized losses	—	(212)		(1)	(776)
Net realized gains (losses)	$118	$(211)	(1)	$895	$(396)	(1)
Income tax provision (benefit) on net realized gains (losses)	$47	$(84)		$353	$(157)

(1)
Includes net losses of $269,000 and $520,000 for the quarter and nine months ended September 30, 2012 associated with certain investment funds that make qualifying investments for purposes of supporting our community reinvestment initiatives in accordance with the Community Reinvestment Act. These investments are classified in other assets in the Consolidated Statements of Financial Condition. Effective in fourth quarter 2012, net losses from these investments are recorded in other non-interest expense in the Consolidated Statements of Income.

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

Loan Portfolio
(Amounts in thousands)

	September 30, 2013	December 31, 2012
Commercial and industrial	$5,384,222	$4,901,210
Commercial – owner-occupied commercial real estate	1,604,470	1,595,574
Total commercial	6,988,692	6,496,784
Commercial real estate	1,914,725	2,132,063
Commercial real estate – multi-family	573,371	543,622
Total commercial real estate	2,488,096	2,675,685
Construction	237,440	190,496
Residential real estate	346,619	373,580
Home equity	148,058	167,760
Personal	200,538	235,677
Total loans	$10,409,443	$10,139,982
Deferred loan fees, net of costs, included as a reduction in total loans	$34,193	$39,656
Overdrawn demand deposits included in total loans	$1,576	$3,091

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Carrying Value of Loans Pledged
(Amounts in thousands)

	September 30, 2013	December 31, 2012
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$761,816	$808,243
FHLB advances	1,592,027	2,068,172
Total	$2,353,843	$2,876,415

(1)	No borrowings were outstanding at September 30, 2013 or December 31, 2012.

Loan Portfolio Aging

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of September 30, 2013
Commercial	$6,960,352	$642	$817	$—	$6,961,811	$26,881	$6,988,692
Commercial real estate	2,422,950	717	1,475	—	2,425,142	62,954	2,488,096
Construction	237,440	—	—	—	237,440	—	237,440
Residential real estate	335,173	—	209	—	335,382	11,237	346,619
Home equity	133,872	2,237	499	—	136,608	11,450	148,058
Personal	199,768	6	—	—	199,774	764	200,538
Total loans	$10,289,555	$3,602	$3,000	$—	$10,296,157	$113,286	$10,409,443

As of December 31, 2012
Commercial	$6,451,311	$2,195	$1,365	$—	$6,454,871	$41,913	$6,496,784
Commercial real estate	2,597,780	4,073	5,278	—	2,607,131	68,554	2,675,685
Construction	189,939	—	—	—	189,939	557	190,496
Residential real estate	359,096	3,260	—	—	362,356	11,224	373,580
Home equity	153,754	1,835	461	—	156,050	11,710	167,760
Personal	230,852	2	1	—	230,855	4,822	235,677
Total loans	$9,982,732	$11,365	$7,105	$—	$10,001,202	$138,780	$10,139,982

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

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of September 30, 2013
Commercial	$60,308	$37,718	$19,242	$56,960	$3,332
Commercial real estate	75,619	14,084	49,535	63,619	17,131
Construction	—	—	—	—	—
Residential real estate	11,800	1,975	9,262	11,237	3,911
Home equity	14,568	4,480	8,569	13,049	2,234
Personal	764	320	444	764	90
Total impaired loans	$163,059	$58,577	$87,052	$145,629	$26,698

Impaired Loans (Continued)
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of December 31, 2012
Commercial	$100,573	$46,243	$39,937	$86,180	$13,259
Commercial real estate	93,651	26,653	56,659	83,312	20,450
Construction	1,184	—	557	557	117
Residential real estate	12,121	3,107	8,582	11,689	3,996
Home equity	14,888	2,034	11,166	13,200	2,797
Personal	5,244	—	4,822	4,822	2,771
Total impaired loans	$227,661	$78,037	$121,723	$199,760	$43,390

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	Quarters Ended September 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$78,010	$636	$130,408	$972
Commercial real estate	52,914	34	124,583	213
Construction	—	—	556	—
Residential real estate	12,126	—	12,200	76
Home equity	14,841	24	14,051	23
Personal	1,449	—	5,858	—
Total	$159,340	$694	$287,656	$1,284

	Nine Months Ended September 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$79,363	$1,889	$127,462	$3,797
Commercial real estate	66,306	364	160,463	1,200
Construction	—	—	2,589	—
Residential real estate	12,285	3	14,641	110
Home equity	14,761	84	12,862	69
Personal	3,409	—	16,296	119
Total	$176,124	$2,340	$334,313	$5,295

(1)	Represents amounts while classified as impaired for the periods presented.

Credit Quality Indicators

We have adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that exhibit acceptable financial performance, cash flow, and leverage.

We attempt to mitigate risk by loan structure, collateral, monitoring, and other credit risk management controls. Credits rated 6 are performing in accordance with contractual terms but are considered "special mention" as these credits demonstrate potential weakness that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Loans rated 7 may be classified as either accruing ("potential problem") or nonaccrual ("nonperforming"). Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest but the ultimate collection of these loans in full is questionable due to the same conditions that characterize a 6-rated credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the value of the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at a minimum on a quarterly basis, while all other rated credits over a certain dollar threshold, depending on loan type, are reviewed annually or more frequently as the situation warrants.

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of September 30, 2013
Commercial	$58,829	0.8	$81,704	1.2	$26,881	0.4	$6,988,692
Commercial real estate	518	*	9,198	0.4	62,954	2.5	2,488,096
Construction	—	—	—	—	—	—	237,440
Residential real estate	5,945	1.7	6,412	1.8	11,237	3.2	346,619
Home equity	1,790	1.2	3,951	2.7	11,450	7.7	148,058
Personal	436	0.2	59	*	764	0.4	200,538
Total	$67,518	0.6	$101,324	1.0	$113,286	1.1	$10,409,443
As of December 31, 2012
Commercial	$72,651	1.1	$40,495	0.6	$41,913	0.6	$6,496,784
Commercial real estate	21,209	0.8	48,897	1.8	68,554	2.6	2,675,685
Construction	—	—	—	—	557	0.3	190,496
Residential real estate	2,364	0.6	13,844	3.7	11,224	3.0	373,580
Home equity	562	0.3	4,351	2.6	11,710	7.0	167,760
Personal	8	*	289	0.1	4,822	2.0	235,677
Total	$96,794	1.0	$107,876	1.1	$138,780	1.4	$10,139,982

*	Less than 0.1%

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	September 30, 2013		December 31, 2012
	Accruing	Nonaccrual (1)	Accruing	Nonaccrual (1)
Commercial	$30,079	$13,342	$44,267	$25,200
Commercial real estate	665	13,540	14,758	29,426
Residential real estate	—	2,546	465	2,867
Home equity	1,599	3,780	1,490	3,000
Personal	—	731	—	4,299
Total	$32,343	$33,939	$60,980	$64,792

(1)	Included in nonperforming loans.

At September 30, 2013 and December 31, 2012, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $11.9 million and $16.3 million, respectively.

Additions to Accruing Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Quarters Ended September 30,
	2013			2012
	Number of Borrowers	Outstanding Recorded Investment (1)		Number of Borrowers	Outstanding Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	1	$2,131	$2,131	1	$1,200	$1,200
Commercial real estate
Extension of maturity date (2)	—	—	—	1	826	796
Total accruing	1	$2,131	$2,131	2	$2,026	$1,996
Change in recorded investment due to principal paydown at time of modification			$—			$30

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

Additions to Accruing Troubled Debt Restructurings During the Period (Continued)
(Dollars in thousands)

	Nine Months Ended September 30,
	2013			2012
		Outstanding Recorded Investment (1)			Outstanding Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	5	$7,066	$7,066	6	$34,688	$34,538
Multiple note structuring (3)	—	—	—	1	17,596	11,796
Total commercial	5	7,066	7,066	7	52,284	46,334
Commercial real estate
Extension of maturity date (2)	—	—	—	3	4,139	3,309
Residential real estate
Extension of maturity date (2)	1	150	150	3	2,182	2,182
Other concession (4)	—	—	—	1	200	200
Total residential real estate	1	150	150	4	2,382	2,382
Home equity
Extension of maturity date (2)	—	—	—	1	125	125
Total accruing	6	$7,216	$7,216	15	$58,930	$52,150
Change in recorded investment due to principal paydown at time of modification			$—			$980
Change in recorded investment due to charge-offs as part of the multiple note structuring			$—			$5,800

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)
The multiple note structure typically bifurcates a troubled loan into two separate notes, where the first note is reasonably assured of repayment and performance according to the modified terms, and the portion of the troubled loan that is not reasonably assured of repayment is charged-off.

(4)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

Additions to Nonaccrual Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Quarters Ended September 30,
	2013			2012
	Number of Borrowers	Outstanding Recorded Investment (1)		Number of Borrowers	Outstanding Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	1	$200	$200	1	$3,750	$3,250
Other concession (3)	1	70	70	—	—	—
Total commercial	2	270	270	1	3,750	3,250
Commercial real estate
Extension of maturity date (2)				1	230	220
Residential real estate
Extension of maturity date (2)	—	—	—	1	571	571
Home equity
Extension of maturity date (2)	2	348	348	1	200	200
Other concession (3)	3	550	550	1	353	353
Total home equity	5	898	898	2	553	553
Personal
Other concession (3)	2	478	478	—	—	—
Total nonaccrual	9	$1,646	$1,646	5	$5,104	$4,594
Change in recorded investment due to principal paydown at time of modification			$—			$510

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases, or deferrals of principal.

Additions to Nonaccrual Troubled Debt Restructurings During the Period (Continued)
(Dollars in thousands)

	Nine Months Ended September 30,
	2013			2012
		Outstanding Recorded Investment (1)			Outstanding Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	2	$334	$334	2	$5,765	$5,265
Other concession (3)	4	1,740	1,740	2	17,512	17,512
Total commercial	6	2,074	2,074	4	23,277	22,777
Commercial real estate
Extension of maturity date (2)	1	297	297	5	1,053	1,043
Other concession (3)	—	—	—	1	16,186	16,090
Total commercial real estate	1	297	297	6	17,239	17,133
Residential real estate
Extension of maturity date (2)	—	—	—	2	794	794
Home equity
Extension of maturity date (2)	5	824	824	1	200	200
Other concession (3)	7	1,572	1,565	2	841	841
Total home equity	12	2,396	2,389	3	1,041	1,041
Personal
Other concession (3)	2	478	478	—	—	—
Total nonaccrual	21	$5,245	$5,238	15	$42,351	$41,745
Change in recorded investment due to principal paydown at time of modification			$7			$605

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve calculation. However, our general reserve methodology considers the amount and product type of the TDRs removed as one of many credit or portfolio considerations in establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Refer to the "Impaired Loan" and "Allowance for Loan Loss" sections of Note 1, "Summary of Significant Accounting Policies" to the Notes to Consolidated Financial Statements of our 2012 Annual Report on Form 10-K regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $7.8 million and $23.3 million in specific reserves for nonaccrual TDRs at September 30, 2013 and December 31, 2012, respectively. For accruing TDRs, there were specific reserves of $38,000 and $40,000 at September 30, 2013 and December 31, 2012, respectively, with the specific reserve representing the difference between the present value of cash flows for the restructured loan as compared to the original loan.

The following table presents the recorded investment and number of loans modified as an accruing TDR during the previous 12 months which subsequently became nonperforming during the quarters and nine months ended September 30, 2013 and 2012. A loan becomes nonperforming and placed on nonaccrual status typically when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than when the loan becomes 90 days past due.

Accruing Troubled Debt Restructurings
Reclassified as Nonperforming Within 12 Months of Restructuring
(Dollars in thousands)

	2013		2012
	Number of Borrowers	Recorded Investment (1)	Number of Borrowers	Recorded Investment (1)
Quarters Ended September 30,
Commercial	—	$—	1	$99
Residential real estate	—	—	1	197
Home equity	—	—	1	125
Total	—	$—	3	$421
Nine Months Ended September 30,
Commercial	—	$—	2	$16,599
Commercial real estate	2	5,258	1	97
Residential real estate	—	—	1	197
Home equity	—	—	1	125
Total	2	$5,258	5	$17,018

(1)	Represents amounts as of the balance sheet date from the quarter the default was first reported.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 6 for a detailed discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Quarter Ended September 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$80,674	$46,489	$2,626	$9,046	$6,040	$3,308	$148,183
Loans charged-off	(7,285)	(1,706)	—	(395)	(2,146)	(893)	(12,425)
Recoveries on loans previously charged-off	1,301	366	7	7	135	142	1,958
Net (charge-offs) recoveries	(5,984)	(1,340)	7	(388)	(2,011)	(751)	(10,467)
Provision (release) for loan losses	3,376	2,825	681	(493)	1,157	251	7,797
Balance at end of period	$78,066	$47,974	$3,314	$8,165	$5,186	$2,808	$145,513
Ending balance, loans individually evaluated for impairment (1)	$3,332	$17,131	$—	$3,911	$2,234	$90	$26,698
Ending balance, loans collectively evaluated for impairment	$74,734	$30,843	$3,314	$4,254	$2,952	$2,718	$118,815
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$56,960	$63,619	$—	$11,237	$13,049	$764	$145,629
Ending balance, loans collectively evaluated for impairment	6,931,732	2,424,477	237,440	335,382	135,009	199,774	10,263,814
Total recorded investment in loans	$6,988,692	$2,488,096	$237,440	$346,619	$148,058	$200,538	$10,409,443

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Quarter Ended September 30, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$65,185	$84,486	$2,781	$6,829	$7,064	$7,957	$174,302
Loans charged-off	(4,062)	(16,790)	64	(299)	(1,001)	(1,006)	(23,094)
Recoveries on loans previously charged-off	919	544	594	7	117	229	2,410
Net (charge-offs) recoveries	(3,143)	(16,246)	658	(292)	(884)	(777)	(20,684)
Provision (release) for loan losses	2,395	8,489	(1,110)	2,899	2,043	(1,475)	13,241
Balance at end of period	$64,437	$76,729	$2,329	$9,436	$8,223	$5,705	$166,859
Ending balance, loans individually evaluated for impairment (1)	$15,322	$22,229	$129	$4,336	$4,243	$2,905	$49,164
Ending balance, loans collectively evaluated for impairment	$49,115	$54,500	$2,200	$5,100	$3,980	$2,800	$117,695
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$105,503	$100,003	$557	$13,172	$13,902	$5,189	$238,326
Ending balance, loans collectively evaluated for impairment	5,998,807	2,514,195	162,167	346,922	156,166	208,838	9,387,095
Total recorded investment in loans	$6,104,310	$2,614,198	$162,724	$360,094	$170,068	$214,027	$9,625,421

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses (Continued)
(Amounts in thousands)

	Nine Months Ended September 30,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2013
Balance at beginning of year	$63,709	$73,150	$2,434	$9,696	$6,797	$5,631	$161,417
Loans charged-off	(20,803)	(17,997)	70	(1,614)	(2,854)	(3,674)	(46,872)
Recoveries on loans previously charged-off	2,156	1,871	41	11	395	240	4,714
Net charge-offs	(18,647)	(16,126)	111	(1,603)	(2,459)	(3,434)	(42,158)
Provision (release) for loan losses	33,004	(9,050)	769	72	848	611	26,254
Balance at end of period	$78,066	$47,974	$3,314	$8,165	$5,186	$2,808	$145,513
2012
Balance at beginning of year	$60,663	$94,905	$12,852	$6,376	$4,022	$12,776	$191,594
Loans charged-off	(21,380)	(59,994)	(2,009)	(2,389)	(1,488)	(9,432)	(96,692)
Recoveries on loans previously charged-off	3,232	6,576	2,299	20	457	1,094	13,678
Net charge-offs	(18,148)	(53,418)	290	(2,369)	(1,031)	(8,338)	(83,014)
Provision (release) for loan losses	21,922	35,242	(10,813)	5,429	5,232	1,267	58,279
Balance at end of period	$64,437	$76,729	$2,329	$9,436	$8,223	$5,705	$166,859

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$9,533	$8,210	$7,343	$7,277
(Release) provision for unfunded commitments	(1,346)	—	844	933
Balance at end of period	$8,187	$8,210	$8,187	$8,210
Unfunded commitments, excluding covered assets, at period end (1)	$4,805,141	$4,610,071

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

The carrying amount of covered assets is presented in the following table.

Covered Assets
(Amounts in thousands)

	September 30, 2013				December 31, 2012
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$4,727	$10,630	$—	$15,357	$6,044	$15,002	$—	$21,046
Commercial real estate loans	6,473	50,212	—	56,685	15,864	66,956	—	82,820
Residential mortgage loans	348	37,619	—	37,967	305	42,224	—	42,529
Consumer installment and other	87	3,619	287	3,993	87	4,320	299	4,706
Foreclosed real estate	—	—	16,104	16,104	—	—	24,395	24,395
Asset in lieu	—	—	11	11	—	—	11	11
Estimated loss reimbursement by the FDIC	—	—	9,966	9,966	—	—	18,709	18,709
Total covered assets	11,635	102,080	26,368	140,083	22,300	128,502	43,414	194,216
Allowance for covered loan losses	(6,543)	(15,110)	—	(21,653)	(10,510)	(13,501)	—	(24,011)
Net covered assets	$5,092	$86,970	$26,368	$118,430	$11,790	$115,001	$43,414	$170,205
Nonperforming covered loans (1)		$17,622				$18,242

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

The following table presents changes in the allowance for covered loan losses for the periods presented.

Allowance for Covered Loan Losses
(Amounts in thousands)

	2013			2012
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Total
Quarters Ended September 30,
Balance at beginning of period	$10,003	$14,992	$24,995	$8,522	$13,211	$21,733
Loans charged-off	(790)	(85)	(875)	(265)	(84)	(349)
Recoveries on loans previously charged-off	48	51	99	157	16	173
Net charge-offs	(742)	(34)	(776)	(108)	(68)	(176)
(Release) provision for covered loan losses (1)	(2,718)	152	(2,566)	(159)	102	(57)
Balance at end of period	$6,543	$15,110	$21,653	$8,255	$13,245	$21,500
Nine Months Ended September 30,
Balance at beginning of period	$10,510	$13,501	$24,011	$14,727	$11,212	$25,939
Loans charged-off	(988)	(151)	(1,139)	(845)	(108)	(953)
Recoveries on loans previously charged-off	213	118	331	396	78	474
Net charge-offs	(775)	(33)	(808)	(449)	(30)	(479)
(Release) provision for covered loan losses (2)	(3,192)	1,642	(1,550)	(6,023)	2,063	(3,960)
Balance at end of period	$6,543	$15,110	$21,653	$8,255	$13,245	$21,500

(1)
Includes a provision for credit losses of $323,000 and $268,000 recorded in the Consolidated Statements of Income for the quarters ended September 30, 2013 and 2012, respectively, representing our 20% non-reimbursable portion of losses under the loss share agreement.

(2)
Includes a provision (release) for credit losses of $1.1 million and $(31,000) recorded in the Consolidated Statements of Income for the nine months ended September 30, 2013 and 2012, respectively, representing our 20% non-reimbursable portion of losses under the loss share agreement.

Changes in the carrying amount and accretable yield for purchased impaired loans that evidenced deterioration at the acquisition date are set forth in the following table.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount
(Amounts in thousands)

	2013		2012
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Quarters Ended September 30,
Balance at beginning of period	$1,592	$18,035	$2,683	$32,718
Payments received	—	(4,416)	—	(9,123)
Charge-offs/disposals (1)	—	(2,254)	(146)	(378)
Reclassifications from nonaccretable difference, net	(59)	—	(429)	—
Accretion	(270)	270	(145)	145
Balance at end of period	$1,263	$11,635	$1,963	$23,362
Nine Months Ended September 30,
Balance at beginning of period	$1,752	$22,300	$5,595	$49,495
Payments received	—	(6,743)	—	(15,551)
Charge-offs/disposals (1)	—	(4,377)	(2,372)	(11,537)
Reclassifications from nonaccretable difference, net	(34)	—	(305)	—
Accretion	(455)	455	(955)	955
Balance at end of period	$1,263	$11,635	$1,963	$23,362
Contractual amount outstanding at period end		$19,522		$32,848

(1)	Includes transfers to covered foreclosed real estate.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	September 30, 2013	December 31, 2012
Banking	$81,755	$81,755
Trust and Investments	12,729	12,766
Total goodwill	$94,484	$94,521

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. Our annual goodwill test was performed as of October 31, 2012, and it was determined that no impairment existed as of that date nor are we aware of any events or circumstances subsequent to October 31, 2012 that would indicate impairment of goodwill at September 30, 2013. There were no impairment charges for goodwill recorded in 2012. Our annual goodwill test will be completed during the fourth quarter 2013.

Goodwill decreased by $37,000 during the first nine months of 2013 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm and wholly-owned subsidiary of the Company.

We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 15 years.

We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During third quarter 2013, there were no events or circumstances to indicate there may be impairment of intangible assets, and no impairment charges for other intangible assets were recorded for the nine months ended September 30, 2013.

Other Intangible Assets
(Amounts in thousands)

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Core deposit intangibles:
Gross carrying amount	$18,093	$18,093
Accumulated amortization	9,395	7,362
Net carrying amount	$8,698	$10,731
Amortization during the period	$2,033	$2,282
Weighted average remaining life (in years)	4	4
Client relationships:
Gross carrying amount	$5,059	$5,059
Accumulated amortization	3,271	2,962
Net carrying amount	$1,788	$2,097
Amortization during the period	$309	$402
Weighted average remaining life (in years)	6	7

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year ending December 31,
2013 - remaining three months	$779
2014	3,211
2015	2,659
2016	2,365
2017	1,329
2018 and thereafter	143
Total	$10,486

8. SHORT-TERM AND SECURED BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	September 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$125,000	0.13%	$5,000	4.96%
Other Information:
Weighted average remaining maturity of FHLB advances at period end	1 day		6 months
Unused FHLB advances availability	$694,046		$999,722
Unused overnight federal funds availability (1)	$525,000		$385,000
Borrowing capacity through the FRB discount window primary credit program (2)	$649,347		$688,608

(1)	Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

As a member of the FHLB Chicago, we have access to a borrowing capacity of $819.4 million at September 30, 2013, of which $694.0 million is available subject to the availability of acceptable collateral to pledge. Qualifying residential, multi-family and commercial real estate loans, home equity lines of credit, and residential mortgage-backed securities are held as collateral towards current outstanding advances and additional borrowing availability. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less and at September 30, 2013.

Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of September 30, 2013, these loan participation agreements totaled $6.4 million. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition.

In September 2013, the Company entered into a 364-day Revolving Line of Credit (the "Facility") with a group of commercial banks allowing borrowing of up to $60.0 million, converting to an amortized term loan on or before the maturity date of September 27, 2015. The interest rate applied on the Facility will be at the Company's discretion either a 30-Day or 90-Day LIBOR plus 1.95% or Prime minus 0.50% at the time the advance is made. At September 30, 2013, no amounts have been drawn on the Facility.

9. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

			September 30, 2013	December 31, 2012
Parent Company:
2.90% junior subordinated debentures due 2034		(1)(a)	$8,248	$8,248
1.96% junior subordinated debentures due 2035		(2)(a)	51,547	51,547
1.75% junior subordinated debentures due 2035		(3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068		(a)	143,760	143,760
7.125% subordinated debentures due 2042	(b)		125,000	125,000
Subtotal			369,793	369,793
Subsidiaries:
FHLB advances			10,000	10,000
3.75% subordinated debt facility due 2015	(4)(c)		120,000	120,000
Subtotal			130,000	130,000
Total long-term debt			$499,793	$499,793
Weighted average interest rate of FHLB long-term advances at period end			4.15%	4.15%
Weighted average remaining maturity of FHLB long-term advances at period end (in years)			3.7	4.4

(1)	Variable rate in effect at September 30, 2013 based on three-month LIBOR +2.65%.

(2)	Variable rate in effect at September 30, 2013, based on three-month LIBOR +1.71%.

(3)	Variable rate in effect at September 30, 2013, based on three-month LIBOR +1.50%.

(4)	Variable rate in effect at September 30, 2013, based on three-month LIBOR +3.50%.

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

(c)
For regulatory capital purposes, beginning in the third quarter 2010, 20% of the original balance outstanding is excluded each year from Tier 2 capital until maturity. As of September 30, 2013 and December 31, 2012, 20% and 40%, respectively, of the outstanding balance qualified as Tier 2 capital.

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

The subordinated debt facility of the Company’s wholly-owned bank subsidiary, The PrivateBank and Trust Company (the "Bank"), was repaid in full prior to maturity and without penalty on October 24, 2013.

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

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of September 30, 2013, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company obligated mandatorily redeemable trust preferred securities ("Trust Preferred Securities") to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company ("Debentures"). The Debentures held by the trusts, which in aggregate total $244.8 million, are the sole assets of each respective trust. Our obligations under the Debentures and related documents, including the indentures, the declarations of trust and related Company guarantees, taken together, constitute a full and unconditional guarantee by the Company on a subordinated basis of distributions, and redemption payments and liquidation payments on the Trust Preferred Securities. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all or any series of the Debentures, in each case, at a redemption price of 100% of the principal amount of the Debentures being redeemed plus any accrued but unpaid interest to the redemption date. The repayment, redemption or repurchase of any of the Debentures would be subject to the terms of the applicable indenture and would result in a corresponding repayment, redemption or repurchase of an equivalent amount of the related series of Trust Preferred Securities. Any redemption of the Debentures held by PrivateBancorp Statutory Trust IV (the "Series IV Debentures"), would be subject to the terms of the replacement capital covenant described below and any required regulatory approval.

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

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

		Common Securities Issued	Trust Preferred Securities Issued (1)		Earliest Redemption Date (on or after) (3)		Principal Amount of Debentures (3)
	Issuance Date			Coupon Rate (2)		Maturity	September 30, 2013	December 31, 2012
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.90%	Jun 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	1.96%	Sep 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.75%	Dec 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun 15, 2013	Jun. 2068	143,760	143,760
Total		$3,043	$241,750				$244,793	$244,793

(1)
The trust preferred securities accrue distributions at a rate equal to the interest rate on and have a maturity identical to that of the related Debentures. The trust preferred securities will be redeemed upon maturity or earlier redemption of the related Debentures.

(2)
Reflects the coupon rate in effect at September 30, 2013. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three-month LIBOR plus 2.65%. The coupon rates for the PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions for all of the Trusts are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years in the case of the Debentures held by Trust IV, and five years in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

(3)
The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or upon their earlier redemption in whole or in part. The Debentures are redeemable in whole or in part prior to maturity at any time after the dates shown in the table and only after we have obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

11. EQUITY

Comprehensive Income

Change in Accumulated Other Comprehensive Income ("AOCI") by Component
(Amounts in thousands)

	Nine Months Ended September 30,
	2013			2012
	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total
Balance at beginning of period	$42,219	$5,845	$48,064	$45,140	$1,557	$46,697
Increase in unrealized (losses) gains on securities	(37,596)	—	(37,596)	7,493	—	7,493
Increase in unrealized (losses) gains on cash flow hedges	—	(6,118)	(6,118)	—	10,075	10,075
Deferred tax liability (asset) on increase in unrealized (losses) gains	14,623	2,381	17,004	(3,109)	(3,987)	(7,096)
Other comprehensive (loss) income before reclassifications	(22,973)	(3,737)	(26,710)	4,384	6,088	10,472
Reclassification adjustment of net gains included in net income	(895)	(4,110)	(5,005)	(124)	(2,112)	(2,236)
Reclassification adjustment for tax expense on realized net gains	353	1,621	1,974	49	836	885
Amounts reclassified from AOCI	(542)	(2,489)	(3,031)	(75)	(1,276)	(1,351)
Net current period other comprehensive (loss) income	(23,515)	(6,226)	(29,741)	4,309	4,812	9,121
Balance at end of period	$18,704	$(381)	$18,323	$49,449	$6,369	$55,818

Reclassifications Out of AOCI
For the Nine Months Ended September 30, 2013
(Amounts in thousands)

AOCI Component	Amounts Reclassified from AOCI	Income Statement Line Item Impacted
Unrealized gain on available-for-sale securities	$895	Net securities gains (losses)
	(353)	Income tax provision
	$542

Accumulated gain on effective cash flow hedges	$4,110	Loan interest income
	(1,621)	Income tax provision
	$2,489

Total reclassifications for the period, net of tax	$3,031

12. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic earnings per common share
Net income	$33,058	$23,054	$89,243	$54,813
Preferred stock dividends and discount accretion	—	(3,447)	—	(10,325)
Net income available to common stockholders	33,058	19,607	89,243	44,488
Earnings allocated to participating stockholders (1)	(655)	(362)	(1,772)	(785)
Earnings allocated to common stockholders	$32,403	$19,245	$87,471	$43,703
Weighted-average common shares outstanding	76,494	71,010	76,352	70,915
Basic earnings per common share	$0.42	$0.27	$1.15	$0.62
Diluted earnings per common share
Earnings allocated to common stockholders (2)	$32,406	$19,246	$87,475	$43,703
Weighted-average diluted common shares outstanding:
Weighted-average common shares outstanding	76,494	71,010	76,352	70,915
Dilutive effect of stock awards (3)	325	264	185	195
Weighted-average diluted common shares outstanding	76,819	71,274	76,537	71,110
Diluted earnings per common share	$0.42	$0.27	$1.14	$0.61

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	2,940	3,691	3,116	3,807
Unvested stock/unit awards	—	—	1	78
Warrant related to the U.S. Treasury	—	645	—	645
Total antidilutive shares	2,940	4,336	3,117	4,530

13. INCOME TAXES

Income Tax Provision Analysis
(Dollars in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income before income taxes	$54,219	$38,006	$145,050	$92,652
Income tax provision:
Current income tax provision	$21,297	$15,531	$42,636	$32,057
Deferred income tax provision	(136)	(579)	13,171	5,782
Total income tax provision	$21,161	$14,952	$55,807	$37,839
Effective tax rate	39.0%	39.3%	38.5%	40.8%

Deferred Tax Assets

Net deferred tax assets totaled $94.6 million at September 30, 2013 and $89.3 million at December 31, 2012. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

At September 30, 2013, we have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that we have cumulative book income for financial statement purposes at September 30, 2013, measured on a trailing three-year basis. In addition, we considered our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

As of September 30, 2013 and December 31, 2012, we had unrecognized tax benefits related to uncertain tax positions that, if recognized, would favorably impact the effective tax rate by $366,000 and $130,000 respectively.

14. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce interest rate risk, as it relates to mortgage loan commitments and planned sales of loans, and foreign currency volatility as it relates to certain loans denominated in currencies other than the U.S. dollar. We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the above-mentioned end-user and client-related derivatives were designated as hedging instruments at September 30, 2013 and December 31, 2012.

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

Composition of Derivative Instruments and Fair Value
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	$375,000	$5,278	$350,000	$8,883	$250,000	$6,598	$50,000	$163
Derivatives not designated as hedging instruments:
Client-related derivatives:
Interest rate contracts	$3,926,997	$63,363	$3,666,560	$93,449	$3,926,997	$64,773	$3,666,560	$96,519
Foreign exchange contracts	154,846	3,541	120,073	2,910	154,846	3,046	120,073	2,454
Credit contracts (1)	109,592	34	99,770	32	125,059	87	124,980	42
Total client-related derivatives		$66,938		$96,391		$67,906		$99,015
Other end-user derivatives:
Foreign exchange contracts	$2,620	$1	$560	$5	$14,922	$469	$16,290	$119
Mortgage banking derivatives		191		131		336		128
Total other end-user derivatives		$192		$136		$805		$247
Total derivatives not designated as hedging instruments		$67,130		$96,527		$68,711		$99,262
Netting adjustments (2)		(14,637)		(6,149)		(19,376)		(6,149)
Total derivatives		$57,771		$99,261		$55,933		$93,276

(1)	The remaining average notional amounts are shown for credit contracts.

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

Derivative contracts may require the Company to provide or receive cash or financial instrument collateral. Collateral associated with derivative assets and liabilities subject to enforceable master netting agreements with the same counterparty is posted on a net basis. All of the Company's derivative assets and liabilities subject to collateral posting requirements are in a net liability position as of September 30, 2013, and the Company has pledged cash or financial collateral in accordance with each counterparty's collateral posting requirements. Certain collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that the Company is only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts.

As of September 30, 2013, $4.7 million of cash collateral pledged was netted with the related derivative liabilities and no cash collateral received was netted with the related derivative assets on the Consolidated Statements of Financial Condition. To the extent not netted against derivative fair values under a master netting agreement, the receivable for cash pledged is included in other short-term investments. There was no receivable for cash pledged at September 30, 2013. Any securities pledged to counterparties as financial instrument collateral remain on the Consolidated Statements of Financial Condition as long as the Company does not default.

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

Offsetting of Derivative Assets and Liabilities
(Amounts in thousands)

				Gross Amounts Not Offset (3)
	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount	Financial Instruments (4)	Cash Collateral	Net Amount
As of September 30, 2013
Derivative assets
Interest rate contracts	$68,641	$(13,144)	$55,497	$—	$—	$55,497
Foreign exchange contracts	2,142	(1,480)	662	—	—	662
Credit contracts	34	(13)	21	—	—	21
Total derivatives subject to a master netting agreement	70,817	(14,637)	56,180	—	—	56,180
Total derivatives not subject to a master netting agreement	1,591	—	1,591	—	—	1,591
Total derivatives	$72,408	$(14,637)	$57,771	$—	$—	$57,771
Derivative liabilities
Interest rate contracts	$71,371	$(17,883)	$53,488	$(48,659)	$—	$4,829
Foreign exchange contracts	2,437	(1,480)	957	(871)	—	86
Credit contracts	87	(13)	74	(67)	—	7
Total derivatives subject to a master netting agreement	73,895	(19,376)	54,519	(49,597)	—	4,922
Total derivatives not subject to a master netting agreement	1,414	—	1,414	—	—	1,414
Total derivatives	$75,309	$(19,376)	$55,933	$(49,597)	$—	$6,336

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents end-user, client-related and cash flow hedging derivative contracts and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative.

(4)	Financial collateral is disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Derivative Assets and Liabilities (Continued) (Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount	Gross Amounts Not Offset - Financial Instruments (3)	Net Amount
As of December 31, 2012
Derivative assets
Interest rate contracts	$102,332	$(14,212)	$88,120	$—	$88,120
Foreign exchange contracts	1,222	(662)	560	—	560
Credit contracts	32	—	32	—	32
Total derivatives subject to a master netting agreement	103,586	(14,874)	88,712	—	88,712
Total derivatives not subject to a master netting agreement	1,824	—	1,824	—	1,824
Total derivatives	$105,410	$(14,874)	$90,536	$—	$90,536
Derivative liabilities
Interest rate contracts	$96,682	$(14,212)	$82,470	$(81,531)	$939
Foreign exchange contracts	1,791	(662)	1,129	(1,116)	13
Credit contracts	42	—	42	(42)	—
Total derivatives subject to a master netting agreement	98,515	(14,874)	83,641	(82,689)	952
Total derivatives not subject to a master netting agreement	910	—	910	—	910
Total derivatives	$99,425	$(14,874)	$84,551	$(82,689)	$1,862

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents end-user, client-related and cash flow hedging derivative contracts entered into with the same counterparty and subject to a master netting agreement.

(3)
Financial collateral is disclosed at fair value. Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All requirements were met at September 30, 2013 and December 31, 2012. Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features
(Amounts in thousands)

	September 30, 2013	December 31, 2012
Fair value of derivatives with credit contingency features in a net liability position	$32,648	$54,622
Collateral posted for those transactions in a net liability position	$33,810	$58,210
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$—	$669
Outstanding derivative instruments that would be immediately settled	$32,648	$50,687

Derivatives Designated in Hedge Relationships

The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash Flow Hedges – Our cash flow hedging program enters into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loans to fixed rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the Consolidated Statements of Income. During the nine months ended September 30, 2013, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of September 30, 2013, the maximum length of time over which forecasted interest cash flows are hedged is 7 years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income
Related to Interest Rate Swaps Designated as Cash Flow Hedge
(Amounts in thousands)

	Quarters Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-Tax	After-tax	Pre-Tax	After-tax
Accumulated unrealized (loss) gain at beginning of period	$(3,782)	$(2,305)	$7,648	$4,618	$9,603	$5,845	$2,586	$1,557
Amount of gain (loss) recognized in AOCI (effective portion)	4,823	2,933	3,696	2,231	(6,118)	(3,737)	10,075	6,088
Amount reclassified from AOCI to interest income on loans	(1,666)	(1,009)	(795)	(480)	(4,110)	(2,489)	(2,112)	(1,276)
Accumulated unrealized (loss) gain at end of period	$(625)	$(381)	$10,549	$6,369	$(625)	$(381)	$10,549	$6,369

As of September 30, 2013, $4.3 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2013. During the nine months ended September 30, 2013, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur.

Derivatives Not Designated in Hedge Relationships

Other End-User Derivatives – We enter into derivatives that include commitments to fund residential mortgage loans to be sold into the secondary market and commitments for the future delivery of residential mortgage loans. It is our practice to enter into commitments for the future delivery of residential mortgage loans on a best efforts basis when we enter into customer interest rate lock commitments. This practice allows us to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At September 30, 2013, the par value of our mortgage loans held-for-sale totaled $11.7 million, the notional value of our interest rate lock commitments totaled $40.3 million, and the notional value of our best efforts commitments for the future delivery of residential mortgage loans totaled $52.0 million.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than U.S. dollars. As of September 30, 2013, our exposure was to the Euro, Canadian dollar, and British pound sterling on $12.2 million of loans. We manage this risk by using currency forward derivatives.

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

Risk Participation Agreements
(Dollars in thousands)

	September 30, 2013	December 31, 2012
Fair value of written RPAs	$(87)	$(42)
Range of remaining terms to maturity (in years)	Less than 1 to 4	Less than 1 to 4
Range of assigned internal risk ratings	2 to 7	2 to 4
Maximum potential amount of future undiscounted payments	$3,605	$4,219
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	18%	64%

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain on client-related derivatives recognized in capital markets products income:
Interest rate contracts	$2,427	$4,598	$10,500	$14,477
Foreign exchange contracts	1,531	1,213	4,501	4,415
Credit contracts	(37)	21	7	322
Total client-related derivatives	3,921	5,832	15,008	19,214
(Loss) gain on end-user derivatives recognized in other income:
Foreign exchange derivatives	(634)	(71)	302	(243)
Mortgage banking derivatives	—	(37)	—	80
Total end-user derivatives	(634)	(108)	302	(163)
Total derivatives not designated in hedging relationship	$3,287	$5,724	$15,310	$19,051

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	September 30, 2013	December 31, 2012
Commitments to extend credit:
Home equity lines	$146,144	$152,726
Residential 1-4 family construction	37,565	22,682
Commercial real estate, other construction, and land development	643,770	573,252
Commercial and industrial	3,478,827	3,450,491
All other commitments	180,614	199,338
Total commitments to extend credit	$4,486,920	$4,398,489
Letters of credit:
Financial standby	$307,423	$304,413
Performance standby	25,436	23,754
Commercial letters of credit	5,416	3,751
Total letters of credit	$338,275	$331,918

(1)	Includes covered asset commitments of $20.1 million and $23.0 million as of September 30, 2013 and December 31, 2012, respectively.

Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of commitments with an initial term extending beyond one year require regulatory capital support, while commitments of less than one year currently do not, although under newly issued regulatory capital rules, unfunded commitments of less than one year will require regulatory capital unless unconditionally cancellable. Since many of our commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of September 30, 2013, we had a reserve for unfunded commitments of $8.2 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors including: the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $2.1 million as of September 30, 2013. We amortize these amounts into income over the commitment period. As of September 30, 2013, standby letters of credit had a remaining weighted-average term of approximately 13 months, with remaining actual lives ranging from less than 1 year to 7 years.

Other Commitments

The Company has unfunded commitments to CRA investments as well as commitments to provide contributions to other investment partnerships totaling $14.2 million at September 30, 2013. Of these commitments, $1.2 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the Consolidated Statements of Financial Condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party vendor to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $3.5 million at September 30, 2013.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of September 30, 2013, we have not recorded any contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. The losses for the quarters and nine months ended September 30, 2013 and 2012 arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

Legal Proceedings

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois known as Maas vs. Marek et. al. There have been no material developments during the third quarter 2013 in this lawsuit. For more information, please see Item 1. Legal Proceedings of Part II of the Company's Form 10-Q for the quarter ended June 30, 2013. Although this litigation is in the early stages and we are not able to predict the likelihood of an adverse outcome, we currently anticipate that ultimate resolution of this matter will not have a material adverse impact on our financial condition or results of operations.

As of September 30, 2013, there were various other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at September 30, 2013 and December 31, 2012 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	September 30, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for-sale:
U.S. Treasury	$155,674	$—	$—	$155,674	$115,262	$—	$—	$115,262
U.S. Agencies	—	45,946	—	45,946	—	—	—	—
Collateralized mortgage obligations	—	186,036	—	186,036	—	241,034	—	241,034
Residential mortgage-backed securities	—	948,219	—	948,219	—	868,322	—	868,322
State and municipal securities	—	274,647	—	274,647	—	226,042	—	226,042
Foreign sovereign debt	—	500	—	500	—	500	—	500
Total securities available-for-sale	155,674	1,455,348	—	1,611,022	115,262	1,335,898	—	1,451,160
Mortgage loans held-for-sale	—	11,838	—	11,838	—	39,229	—	39,229
Derivative assets:
Interest rate contract derivatives designated as hedging instruments	—	5,278	—	5,278	—	8,883	—	8,883
Client-related derivatives	—	66,471	467	66,938	—	95,368	1,023	96,391
Other end-user derivatives	—	192	—	192	—	136	—	136
Netting adjustments	—	(14,637)	—	(14,637)	—	(6,149)	—	(6,149)
Total derivative assets	—	57,304	467	57,771	—	98,238	1,023	99,261
Total assets	$155,674	$1,524,490	$467	$1,680,631	$115,262	$1,473,365	$1,023	$1,589,650
Liabilities:
Derivative liabilities:
Interest rate contract derivatives designated as hedging instruments	$—	$6,598	$—	$6,598	$—	$163	$—	$163
Client-related derivatives	—	67,793	113	67,906	—	98,955	60	99,015
Other end-user derivatives	—	805	—	805	—	247	—	247
Netting adjustments	—	(19,376)	—	(19,376)	—	(6,149)	—	(6,149)
Total derivative liabilities	$—	$55,820	$113	$55,933	$—	$93,216	$60	$93,276

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2012 and September 30, 2013.

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2012 to September 30, 2013.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Amounts in thousands)

	Quarters Ended September 30,
	2013		2012
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$627	$(87)	$1,127	$(44)
Total gains (losses):
Included in earnings (1)	56	6	135	1
Purchases, issuances, sales and settlements:
Issuances	—	(32)	—	—
Sales	—	—	—	—
Settlements	(249)	—	(291)	—
Transfers into Level 3 (out of Level 2) (2)	33	—	545	—
Transfers out of Level 3 (into Level 2) (2)	—	—	—	—
Balance at end of period	$467	$(113)	$1,516	$(43)
Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$56	$6	$133	$(1)

	Nine Months Ended September 30,
	2013		2012
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$1,023	$(60)	$827	$(32)
Total gains (losses):
Included in earnings (1)	92	(2)	211	300
Purchases, issuances, sales and settlements:
Issuances	—	(51)	—	—
Sales	—	—	—	—
Settlements	(688)	—	(813)	(311)
Transfers into Level 3 (out of Level 2) (2)	475	—	1,432	—
Transfers out of Level 3 (into Level 2) (2)	(435)	—	(141)	—
Balance at end of period	$467	$(113)	$1,516	$(43)
Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$17	$(3)	$244	$298

(1)	Amounts disclosed in this line are included in the Consolidated Statements of Income as capital markets products income for derivatives.

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
(Amounts in thousands)

	September 30, 2013	December 31, 2012
Aggregate fair value	$11,838	$39,229
Difference (1)	(144)	2
Aggregate unpaid principal balance	$11,694	$39,231

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of September 30, 2013, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the nine months ended September 30, 2013 were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the first nine months of 2013 and 2012, and still held at September 30, 2013 and 2012, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Net Losses
	September 30,		For the Nine Months Ended September 30,
Financial Assets:	2013	2012	2013	2012
Collateral-dependent impaired loans (1)	$59,114	$74,917	$6,824	$26,261
Covered assets - OREO (2) (3)	4,324	9,714	429	710
OREO (2)	25,549	58,986	12,328	18,285
Total	$88,987	$143,617	$19,581	$45,256

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

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2012 to September 30, 2013.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at September 30, 2013		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$433		Discounted cash flow	Loss factors	14.1 to 21.6%	16.9%
Risk participation agreements	(53)	(1)	Discounted cash flow	Loss factors	0.0 to 16.6%	10.9%
Collateral-dependent impaired loans	59,114		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-7.6 to -11.4%	-9.3%	(2)
OREO	$25,549		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-2.2 to -48.9%	-22.3%	(2)

(1)	Represents fair value of underlying swap.

(2)	Weighted average is calculated based on assets with a property specific adjustment.

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

Investment in BOLI – The cash surrender value of our investment in bank owned life insurance approximates the fair value.

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

Financial Instruments
(Amounts in thousands)

	As of September 30, 2013
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$247,460	$247,460	$247,460	$—	$—
Federal funds sold and interest-bearing deposits in banks	180,608	180,608	—	180,608	—
Loans held-for-sale	27,644	27,644	—	27,644	—
Securities available-for-sale	1,611,022	1,611,022	155,674	1,455,348	—
Securities held-to-maturity	931,342	917,016	—	917,016	—
FHLB stock	34,063	34,063	—	34,063	—
Loans, net of allowance for loan losses and unearned fees	10,263,930	10,164,503	—	—	10,164,503
Covered assets, net of allowance for covered loan losses	118,430	139,781	—	—	139,781
Accrued interest receivable	35,758	35,758	—	—	35,758
Investment in BOLI	53,539	53,539	—	—	53,539
Derivative assets	57,771	57,771	—	57,304	467
Financial Liabilities:
Deposits	$11,832,556	$11,843,217	$—	$9,068,513	$2,774,704
Short-term and other borrowings	131,400	131,418	—	125,000	6,418
Long-term debt	499,793	471,006	269,723	10,981	190,302
Accrued interest payable	6,042	6,042	—	—	6,042
Derivative liabilities	55,933	55,933	—	55,820	113

Financial Instruments (Continued) (Amounts in thousands)

	As of December 31, 2012
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$234,308	$234,308	$234,308	$—	$—
Federal funds sold and interest-bearing deposits in banks	707,143	707,143	—	707,143	—
Loans held-for-sale	49,696	49,696	—	49,696	—
Securities available-for-sale	1,451,160	1,451,160	115,262	1,335,898	—
Securities held-to-maturity	863,727	886,774	—	886,774	—
FHLB stock	43,387	43,387	—	43,387	—
Loans, net of allowance for loan losses and unearned fees	9,978,565	9,935,830	—	—	9,935,830
Covered assets, net of allowance for covered loan losses	170,205	194,339	—	—	194,339
Accrued interest receivable	34,832	34,832	—	—	34,832
Investment in BOLI	52,513	52,513	—	—	52,513
Derivative assets	99,261	99,261	—	98,238	1,023
Financial Liabilities:
Deposits	$12,173,634	$12,188,739	$—	$9,660,550	$2,528,189
Short-term borrowings	5,000	5,107	—	5,107	—
Long-term debt	499,793	505,460	274,023	11,495	219,942
Accrued interest payable	7,141	7,141	—	—	7,141
Derivative liabilities	93,276	93,276	—	93,216	60
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

Operating Segments Performance
(Amounts in thousands)

	Quarters Ended September 30,
	Banking		Trust and Investments		Holding Company and Other Adjustments		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012
Net interest income (loss)	$112,197	$109,581	$819	$812	$(7,181)	$(4,985)	$105,835	$105,408
Provision for loan and covered loan losses	8,120	13,509	—	—	—	—	8,120	13,509
Non-interest income	23,187	23,565	4,570	4,255	16	17	27,773	27,837
Non-interest expense	63,784	71,538	4,300	4,185	3,185	6,007	71,269	81,730
Income (loss) before taxes	63,480	48,099	1,089	882	(10,350)	(10,975)	54,219	38,006
Income tax provision (benefit)	24,556	18,501	430	349	(3,825)	(3,898)	21,161	14,952
Net income (loss)	$38,924	$29,598	$659	$533	$(6,525)	$(7,077)	$33,058	$23,054

	Nine Months Ended September 30,
	Banking		Trust and Investments		Holding Company and Other Adjustments		Consolidated
	2013	2012	2013	2012	2013	2012	2013	2012
Net interest income (loss)	$331,687	$327,661	$2,423	$2,185	$(21,503)	$(14,716)	$312,607	$315,130
Provision for loan and covered loan losses	27,320	58,248	—	—	—	—	27,320	58,248
Non-interest income	73,243	68,737	13,764	12,786	243	64	87,250	81,587
Non-interest expense	204,124	214,222	13,340	13,289	10,023	18,306	227,487	245,817
Income (loss) before taxes	173,486	123,928	2,847	1,682	(31,283)	(32,958)	145,050	92,652
Income tax provision (benefit)	66,787	47,576	1,123	666	(12,103)	(10,403)	55,807	37,839
Net income (loss)	$106,699	$76,352	$1,724	$1,016	$(19,180)	$(22,555)	$89,243	$54,813

	Banking		Holding Company and Other Adjustments(1)		Consolidated
Selected Balances	9/30/2013	12/31/2012	9/30/2013	12/31/2012	9/30/2013	12/31/2012
Assets	$12,282,693	$12,552,897	$1,586,447	$1,504,618	$13,869,140	$14,057,515
Total loans	10,409,443	10,139,982	—	—	10,409,443	10,139,982
Deposits	11,893,962	12,251,614	(61,406)	(77,980)	11,832,556	12,173,634

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

18. VARIABLE INTEREST ENTITIES

At September 30, 2013 and December 31, 2012, the Company had no variable interest entity ("VIE") consolidated in its financial statements.

Nonconsolidated VIEs
(Amounts in thousands)

	September 30, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances	$244,793	$—	$244,793	$—
Community reinvestment investments	2,212	2,462	2,483	2,733
TDRs to commercial clients (1):
Outstanding loan balance	57,016	68,953	113,031	131,724
Related derivative asset	—	—	37	37
Total	$304,021	$71,415	$360,344	$134,494

(1)	Excludes personal loans and loans to non-for-profit entities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. ("PrivateBancorp," we or the "Company"), is a Delaware corporation and bank holding company headquartered in Chicago, Illinois. The PrivateBank and Trust Company (the "Bank" or the "PrivateBank"), the bank subsidiary of PrivateBancorp, provides customized business and personal financial services to middle market companies and business owners, executives, entrepreneurs and families in all the markets and communities it serves. As of September 30, 2013, we had 36 offices located in ten states, primarily in the Midwest, with a majority of our business conducted in the greater Chicago market.

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

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our 2012 Annual Report on Form 10-K. Results of operations for the nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include:

•	continued uncertainty regarding U.S. and global economic outlook that may impact market conditions and credit quality or prolong weakness in demand for loans or other banking products and services;

•	unanticipated developments in pending or prospective loan transactions or greater than expected paydowns or payoffs of existing loans;

•	unanticipated changes in interest rates;

•	competitive trends in our markets;

•	unforeseen credit quality problems that could result in charge-offs greater than we have anticipated in our allowance for loan losses;

•	slower than anticipated dispositions of other real estate owned or declines in real estate values which may negatively impact foreclosed property expense;

•	lack of sufficient or cost-effective sources of liquidity or funding as and when needed;

•	loss of key personnel or an inability to recruit and retain appropriate talent;

•	potential impact of recently adopted capital rules;

•	greater than anticipated impact on costs, revenues and offered products and services associated with the implementation of other regulatory changes;

•	uncertainty regarding the impact of the recent U.S. Government shutdown;

•	changes in monetary or fiscal policies of the U.S. Government and the potential impact from current debates related to the federal debt ceiling; or

•	failures or disruptions to our data processing or other information or operational systems, including the potential impact of disruptions or breaches at our third party service providers.

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

If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses. Impaired loans exceeding $500,000 are evaluated individually, while loans less than $500,000 are evaluated as pools using historical loss experience, as well as management’s loss expectations, for the respective asset class and product type. Of total impaired loans of $145.6 million at September 30, 2013, 86% had balances in excess of $500,000.

All impaired loans and their related reserves are reviewed and updated each quarter. Any impaired loan for which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination is made.

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one year old, a new appraisal is obtained on the underlying collateral. The Company generally obtains "as is" appraisal values for use in the evaluation of collateral-dependent impaired loans. Appraisals for collateral-dependent impaired loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is also performed at the six-month interval between annual appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either internally adjusted downward or a new appraisal is required to support the value of the impaired loan. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at September 30, 2013.

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

In conjunction with our annual goodwill impairment test performed as of October 31, 2012, we did not elect to perform a qualitative assessment and chose to proceed with the quantitative two-step test. As a result of our step one analysis, the Company determined that the fair value of both the Banking and Trust and Investments reporting units exceeded their respective carrying amounts. As such, both of the Company's reporting units with allocated goodwill "passed" step one of the goodwill impairment test, and no further analysis was required to support the conclusion that goodwill was not impaired as of October 31, 2012. The Banking reporting unit's fair value exceeded its carrying amount by 15%, while the Trust and Investments reporting unit's fair value exceeded its carrying amount by approximately 135%. Based on known events and circumstances subsequent to October 31, 2012, management concluded there was no impairment of goodwill as of September 30, 2013.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of "more likely than not." In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at September 30, 2013. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of September 30, 2013, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretations of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At September 30, 2013, we had $366,000 of tax reserves established relating to uncertain tax positions that would favorably affect the Company's effective tax rate if recognized in future periods.

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

THIRD QUARTER OVERVIEW

For the quarter ended September 30, 2013, we reported net income available to common stockholders of $33.1 million, a $13.5 million increase, or 69%, compared to the third quarter of the previous year, and an increase of $4.1 million, or 14%, compared to the previous quarter. Diluted earnings per share was $0.42, an increase of 56% compared to $0.27 per share in the third quarter 2012, and an increase of 14% compared to $0.37 in the previous quarter. As a result of strong third quarter 2013 financial results, our annualized return on average assets grew to 0.96%, our annualized return on average common equity grew to 10.43%, and our efficiency ratio improved to 53.0%, all significant improvements from the year ago quarter when these performance ratios were 0.70%, 7.00% and 61.0%, respectively.

Net income available to common stockholders for the nine months ended September 30, 2013 was $89.2 million, more than double compared to $44.5 million for the same period last year. Diluted earnings per share was $1.14, an 87% increase compared to $0.61 per diluted share in the same period last year. For the nine months ended September 30, 2013, the annualized return on average assets was 0.88%, the annualized return on average common equity was 9.60%, and the efficiency ratio was 56.6%.

Compared to the third quarter of last year, the increase in earnings was driven primarily by a reduction in credit related costs, including lower provision for loan losses and net foreclosed property expenses. Non-interest expenses declined from the prior year quarter, reflecting effective expense management as well as a significant decline in net foreclosed property expenses and lower share based compensation costs. A decline in net interest margin resulted in relatively flat net interest income, despite growth in average loans. Non-interest income was comparable to the third quarter 2012, as fee revenue from trust and investments, treasury management, and syndications grew, while mortgage banking revenue and capital markets revenue declined. Operating profit increased $10.9 million, or 21%, in third quarter 2013 compared to the prior year period benefiting from the 13% decline in non-interest expense compared to the prior year period.

Compared to the same period last year, quarterly average loan balances increased by approximately $750 million. Net interest margin for the third quarter 2013 declined to 3.18% compared to 3.35% a year ago, largely reflecting competitive pressure on loan pricing with loan yields declining 19 basis points from the third quarter 2012. Our cost of interest-bearing funds declined four basis points for the third quarter 2013 as compared to the same period last year, primarily due to a decline in the interest rate paid on interest-bearing deposits.

Credit quality metrics continued to improve over the past year with nonperforming assets declining 46% from September 30, 2012, which was primarily due to sales of both nonperforming loans and OREO. At September 30, 2013, OREO was $35.3 million, a reduction of $62.5 million from September 30, 2012. Nonperforming assets to total assets were 1.07% at September 30, 2013, compared to 2.09% at September 30, 2012. Our allowance for loan losses as a percentage of total loans declined to 1.40% at September 30, 2013, compared to 1.73% at September 30, 2012, reflecting the reduced requirement for specific reserves on a smaller population of nonperforming loans, as well as lower charge-offs. Net charge-offs and the provision for loan losses declined for the ninth consecutive quarter, with net charge-offs totaling $10.5 million in third quarter 2013 as compared to $20.7 million for the same period last year and the provision for loan losses totaled $7.8 million compared to $13.2 million to the third quarter 2012.

Total loans grew 3% from year end 2012 to September 30, 2013, with the majority of the growth in commercial and industrial loans.

Total deposits at September 30, 2013 decreased by $341.1 million to $11.8 billion from year end 2012 primarily driven by reductions in noninterest-bearing deposits as clients utilized cash in the normal course of business, as well as expected outflows related to the expiration of unlimited deposit insurance guarantee. Noninterest-bearing demand deposits, which typically have been higher in the second half of the year, comprised 26% of total deposits at September 30, 2013. Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts, which are typically larger than retail accounts, and are heavily influenced by the cash positions of our commercial middle market clients, which will fluctuate based on their business needs.

Please refer to the remaining sections of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for greater discussion of the various components of our 2013 performance, statement of financial condition and liquidity.

The following table presents selected quarterly financial data highlighting operating performance trends over the past year.

Table 1
Consolidated Financial Highlights
(Dollars in thousands, except per share data)

	As of and for the Quarters Ended
	2013			2012
	September 30	June 30	March 31	December 31	September 30
Selected Operating Statistics
Net income	$33,058	$28,915	$27,270	$23,083	$23,054
Net income available to common stockholders	$33,058	$28,915	$27,270	$20,040	$19,607
Effective tax rate	39.0%	38.0%	38.3%	42.0%	39.3%
Net interest income	$105,835	$103,732	$103,040	$104,803	$105,408
Fee revenue (1)	27,655	28,873	29,827	29,263	28,048
Net revenue (2)	134,426	133,546	134,292	135,022	133,974
Operating profit (2)	63,157	56,291	55,329	53,707	52,244
Provision for loan losses (3)	7,797	8,309	10,148	12,597	13,241
Per Share Data
Basic earnings per share	$0.42	$0.37	$0.35	$0.26	$0.27
Diluted earnings per share	0.42	0.37	0.35	0.26	0.27
Tangible book value at period end (2)(4)	$15.05	$14.52	$14.49	$14.26	$14.00
Dividend payout ratio	2.38%	2.70%	2.86%	3.85%	3.70%
Performance Ratios
Return on average common equity	10.43%	9.28%	9.01%	6.64%	7.00%
Return on average assets	0.96%	0.86%	0.81%	0.67%	0.70%
Return on average tangible common equity (2)	11.55%	10.30%	10.04%	7.45%	7.91%
Net interest margin (2)	3.18%	3.22%	3.19%	3.16%	3.35%
Efficiency ratio (2)(5)	53.02%	57.85%	58.80%	60.22%	61.00%
Credit Quality (3)
Total nonperforming loans to total loans	1.09%	1.20%	1.28%	1.37%	1.87%
Total nonperforming assets to total assets	1.07%	1.33%	1.51%	1.57%	2.09%
Allowance for loan losses to total loans	1.40%	1.47%	1.53%	1.59%	1.73%
Balance Sheet Highlights
Total assets	$13,869,140	$13,476,493	$13,372,230	$14,057,515	$13,278,554
Average earning assets	13,154,557	12,858,942	13,026,571	13,115,687	12,420,769
Loans (3)	10,409,443	10,094,636	10,033,803	10,139,982	9,625,421
Allowance for loan losses (3)	(145,513)	(148,183)	(153,992)	(161,417)	(166,859)
Deposits	11,832,556	11,308,332	11,392,303	12,173,634	11,359,440
Noninterest-bearing deposits	3,106,986	2,736,868	2,756,879	3,690,340	3,295,568
Brokered time deposits	$1,303,596	$1,190,796	$983,625	$993,455	$1,290,796
Deposits to loans (3)	113.67%	112.02%	113.54%	120.06%	118.01%

	As of
	2013			2012
	September 30	June 30	March 31	December 31	September 30
Capital Ratios
Total risk-based capital	13.48%	13.70%	13.58%	13.17%	13.90%
Tier 1 risk-based capital	11.05%	11.04%	10.90%	10.51%	12.24%
Tier 1 leverage ratio	10.30%	10.21%	9.81%	9.50%	11.15%
Tier 1 common equity to risk-weighted assets (2)(6)	9.11%	9.05%	8.89%	8.52%	8.12%
Tangible common equity to tangible assets (2)(7)	8.49%	8.43%	8.48%	7.88%	7.70%

(1)	Computed as total non-interest income less net securities gains (losses).

(2)	This is a non-U.S. GAAP financial measure. Refer to Table 32 for a reconciliation from non-U.S. GAAP to U.S. GAAP.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

(6)	Does not give effect to the final Basel III capital rules adopted and issued by the Federal Reserve Board in July 2013.

(7)
Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Company's revenue. Net interest income is the difference between interest income and fees earned on interest-earning assets, such as loans and investments, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is affected by the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities; the volume and value of noninterest-bearing sources of funds, such as noninterest-bearing deposits and equity; the use of derivative instruments to manage interest rate risk; the sensitivity of the balance sheet to fluctuations in interest rates, including characteristics such as fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and loan repayment behavior; and asset quality.

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

Table 2 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 2013 and 2012. The table also presents the trend in net interest margin on a quarterly basis for 2013 and 2012, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, Table 2 details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume and rate changes.

Quarter ended September 30, 2013 compared to quarter ended September 30, 2012

Table 2
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Quarters Ended September 30,						Attribution of Change in Net Interest Income (1)
	2013			2012
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$178,213	$111	0.24%	$376,212	$248	0.26%	$(124)	$(13)	$(137)
Securities:
Taxable	2,264,991	12,931	2.28%	2,076,464	13,907	2.68%	1,192	(2,168)	(976)
Tax-exempt (3)	254,662	2,380	3.74%	188,627	2,118	4.49%	657	(395)	262
Total securities	2,519,653	15,311	2.43%	2,265,091	16,025	2.83%	1,849	(2,563)	(714)
FHLB stock	34,063	61	0.71%	43,426	126	1.14%	(23)	(42)	(65)
Loans, excluding covered assets:
Commercial	6,834,597	75,429	4.32%	5,951,785	68,711	4.52%	9,846	(3,128)	6,718
Commercial real estate	2,503,758	23,467	3.67%	2,645,713	26,924	3.98%	(1,399)	(2,058)	(3,457)
Construction	224,671	2,304	4.01%	174,044	1,659	3.73%	512	133	645
Residential	362,708	3,473	3.83%	369,694	3,739	4.05%	(70)	(196)	(266)
Personal and home equity	362,293	2,938	3.22%	397,174	3,484	3.49%	(294)	(252)	(546)
Total loans, excluding covered assets(4)	10,288,027	107,611	4.10%	9,538,410	104,517	4.29%	8,595	(5,501)	3,094
Covered assets (5)	134,601	1,301	3.80%	197,630	1,841	3.66%	(607)	67	(540)
Total interest-earning assets (3)	13,154,557	$124,395	3.71%	12,420,769	$122,757	3.88%	$9,690	$(8,052)	$1,638
Cash and due from banks	149,953			144,442
Allowance for loan and covered loan losses	(177,274)			(201,136)
Other assets	525,426			696,676
Total assets	$13,652,662			$13,060,751
Liabilities and Equity:
Interest-bearing demand deposits	$1,360,664	$1,032	0.30%	$895,825	$958	0.43%	$405	$(331)	$74
Savings deposits	251,299	148	0.23%	226,355	163	0.29%	17	(32)	(15)
Money market accounts	4,369,938	3,747	0.34%	4,014,467	4,043	0.40%	338	(634)	(296)
Time deposits	1,491,652	3,814	1.01%	1,450,904	4,108	1.13%	113	(407)	(294)
Brokered time deposits	1,255,850	1,200	0.38%	1,406,748	1,752	0.50%	(174)	(378)	(552)
Total interest-bearing deposits	8,729,403	9,941	0.45%	7,994,299	11,024	0.55%	699	(1,782)	(1,083)
Short-term and secured borrowings	118,995	161	0.53%	36,967	101	1.06%	132	(72)	60
Long-term debt	499,793	7,640	6.08%	374,793	5,495	5.82%	1,902	243	2,145
Total interest-bearing liabilities	9,348,191	17,742	0.75%	8,406,059	16,620	0.79%	2,733	(1,611)	1,122
Noninterest-bearing demand deposits	2,899,125			3,124,473
Other liabilities	147,805			173,975
Equity	1,257,541			1,356,244
Total liabilities and equity	$13,652,662			$13,060,751
Net interest spread (3)			2.96%			3.09%
Contribution of noninterest-bearing sources of funds			0.22%			0.26%
Net interest income/margin (3)		106,653	3.18%		106,137	3.35%	$6,957	$(6,441)	$516
Less: tax equivalent adjustment		818			729
Net interest income, as reported		$105,835			$105,408
(footnotes on following page)

Table 2 Net Interest Income and Margin Analysis (Continued) (Dollars in thousands)

	Quarterly Net Interest Margin Trend
	2013			2012
	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	3.71%	3.77%	3.75%	3.71%	3.88%	3.99%	4.07%
Cost of interest-bearing liabilities	0.75%	0.78%	0.80%	0.83%	0.79%	0.78%	0.81%
Net interest spread (3)	2.96%	2.99%	2.95%	2.88%	3.09%	3.21%	3.26%
Contribution of noninterest-bearing sources of funds	0.22%	0.23%	0.24%	0.28%	0.26%	0.25%	0.27%
Net interest margin (3)	3.18%	3.22%	3.19%	3.16%	3.35%	3.46%	3.53%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $5.9 million and $6.5 million in loan fees for the quarters ended September 30, 2013 and 2012, respectively.

(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(4)
Average loans on a nonaccrual basis for the recognition of interest income totaled $118.8 million and $201.6 million for the quarters ended September 30, 2013 and 2012, respectively, and are included in loans for purposes of this analysis. Interest foregone on impaired loans was estimated to be approximately $1.2 million and $2.1 million for the quarters ended September 30, 2013 and 2012, respectively, and was based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation ("FDIC") assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

Net interest income on a tax-equivalent basis was comparable to the third quarter of the previous year. Interest income for the third quarter 2013 increased $1.6 million compared to the same period a year ago primarily due to $3.1 million in higher interest income on loans as average loan balances increased $749.6 million and was offset by $1.3 million in declining interest income from securities and covered assets. The increase in interest income was offset by a $1.1 million increase in interest expense resulting primarily from $2.2 million in new interest expense on $125.0 million of subordinated debt issued in October 2012 in connection with our repayment of TARP and a $1.1 million decline in interest-bearing deposits costs.

As shown in the table above, average interest-earning assets grew $733.8 million largely driven by an $882.8 million increase in average commercial loan balances from the prior year period. The mix of our loan portfolio continued to shift toward commercial loans, which generally provide higher yields than our current commercial real estate lending. In comparison, average commercial real estate loans declined by $142.0 million from third quarter 2012. Average interest-bearing deposits grew $735.1 million from the prior year period reflecting growth in client deposits. Average short-term debt was $82.0 million greater than the prior year period as short-term FHLB advances increased, and average long-term debt increased $125.0 million due to the subordinated debt issuance mentioned above.

Net interest margin was 3.18% for the third quarter 2013, down 17 basis points from 3.35% for the third quarter 2012. Lower yields on loans, driven by competitive pricing pressures and the low interest rate environment, and on securities reduced net interest margin as compared to the prior year quarter. Our cost of interest-bearing funds declined $1.1 million, or 10 basis points, compared to the third quarter 2012. While lower interest rates were paid on interest-bearing deposits, interest rates on long-term borrowings increased as compared to the prior year period primarily due to the subordinated debt issuance. Average noninterest-bearing deposits and average equity, our principal sources of noninterest-bearing funds, declined in total by $324.1 million from third quarter 2012. As shown in the table above, the effect of noninterest-bearing funds on net interest margin was four basis points lower than in the year ago period.

On a sequential quarter basis, net interest margin for third quarter 2013 of 3.18% decreased four basis points from 3.22% for second quarter 2013. The decline in net interest margin was impacted by an 8 basis point reduction in loan yields, primarily driven by competitive pricing pressures on commercial loans renewing during the quarter. Also contributing to the decline was a 6 basis point reduction in yields on investment securities with the rate of decline at its lowest level since first quarter 2012 due to slowing premium amortization and higher reinvestment yields. Net interest margin for the third quarter 2013 benefited from a 3 basis point overall reduction in the cost of interest-bearing liabilities, due to declines in the costs of short-term FHLB advances and secured borrowings, as well as a 1 basis point decline in interest-bearing deposit costs compared to the prior quarter.

Variably priced loans comprise approximately 95% of our total loan portfolio, with 64% indexed to one-month LIBOR, which fell from 19.5 basis points to 17.9 basis points during the quarter. We expect our net interest margin to benefit when short-term interest rates rise.

In the continued low rate environment, competition remains strong which has influenced pricing. In recent quarters, this has led to net interest margin compression. Our strategy is to maintain a selective and disciplined approach to negotiating new credit opportunities, while focusing on long-term client relationships. Given the current environment, we anticipate continuing loan yield compression and uneven loan growth throughout the year. We do not anticipate significant benefit to net interest margin in the near term from downward repricing of deposits.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Table 3
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Nine Months Ended September 30,						Attribution of Change in
	2013			2012			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$231,406	$431	0.25%	$266,506	$513	0.25%	$(66)	$(16)	$(82)
Securities:
Taxable	2,174,168	38,272	2.35%	2,072,080	43,888	2.82%	2,080	(7,696)	(5,616)
Tax-exempt (3)	238,470	7,003	3.92%	170,887	6,134	4.79%	2,124	(1,255)	869
Total securities	2,412,638	45,275	2.50%	2,242,967	50,022	2.97%	4,204	(8,951)	(4,747)
FHLB stock	35,472	213	0.79%	42,525	379	1.17%	(56)	(110)	(166)
Loans, excluding covered assets:
Commercial	6,667,420	220,836	4.37%	5,700,937	198,156	4.57%	32,356	(9,676)	22,680
Commercial real estate	2,551,924	72,779	3.76%	2,674,118	83,225	4.09%	(3,691)	(6,755)	(10,446)
Construction	202,782	6,308	4.10%	208,777	5,806	3.65%	(171)	673	502
Residential	387,924	10,868	3.74%	347,036	10,988	4.22%	1,220	(1,340)	(120)
Personal and home equity	376,130	9,175	3.26%	407,455	10,881	3.57%	(803)	(903)	(1,706)
Total loans, excluding covered assets (4)	10,186,180	319,966	4.15%	9,338,323	309,056	4.35%	28,911	(18,001)	10,910
Covered assets (5)	148,129	3,140	2.81%	233,213	5,983	3.39%	(1,926)	(917)	(2,843)
Total interest-earning assets (3)	13,013,825	$369,025	3.75%	12,123,534	$365,953	3.98%	$31,067	$(27,995)	$3,072
Cash and due from banks	145,633			144,614
Allowance for loan and covered loan losses	(182,425)			(214,619)
Other assets	583,003			702,724
Total assets	$13,560,036			$12,756,253
Liabilities and Equity:
Interest-bearing demand deposits	$1,292,254	$3,181	0.33%	$782,565	$2,393	0.41%	$1,325	$(537)	$788
Savings deposits	257,428	439	0.23%	223,290	480	0.29%	67	(108)	(41)
Money market accounts	4,439,484	11,742	0.35%	4,044,872	12,593	0.42%	1,156	(2,007)	(851)
Time deposits	1,503,862	11,523	1.02%	1,381,779	11,903	1.15%	1,000	(1,380)	(380)
Brokered deposits	1,137,301	3,576	0.42%	1,200,763	4,368	0.49%	(222)	(570)	(792)
Total interest-bearing deposits	8,630,329	30,461	0.47%	7,633,269	31,737	0.56%	3,326	(4,602)	(1,276)
Short-term borrowings	128,426	689	0.71%	183,778	366	0.26%	(138)	461	323
Long-term debt	499,793	22,861	6.06%	378,005	16,611	5.79%	5,546	704	6,250
Total interest-bearing liabilities	9,258,548	54,011	0.78%	8,195,052	48,714	0.79%	8,734	(3,437)	5,297
Noninterest-bearing deposits	2,906,584			3,058,559
Other liabilities	149,690			167,972
Equity	1,245,214			1,334,670
Total liabilities and equity	$13,560,036			$12,756,253
Net interest spread (3)			2.97%			3.19%
Contribution of noninterest-bearing sources of funds			0.22%			0.25%
Net interest income/margin (3)		$315,014	3.19%		$317,239	3.44%	$22,333	$(24,558)	$(2,225)
Less: tax equivalent adjustment		2,407			2,109
Net interest income, as reported		$312,607			$315,130

(footnotes on following page)

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $17.3 million and $20.0 million in loan fees for the nine months ended September 30, 2013 and 2012, respectively.

(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(4)
Average loans on a nonaccrual basis totaled $127.4 million and $228.0 million for the nine months ended September 30, 2013 and 2012, respectively, and are included in loans for purposes of this analysis. Interest foregone on nonperforming loans was estimated to be approximately $3.8 million and $7.2 million for the nine months ended September 30, 2013 and 2012, respectively, based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

As shown in Table 3 net interest margin was 3.19% for the nine months ended September 30, 2013 and 3.44% for the nine months ended September 30, 2012. Tax-equivalent net interest income declined $2.2 million to $315.0 million for the nine months ended September 30, 2013 from $317.2 million for the prior year period. The year-over-year decline in net interest income was primarily attributable to the $6.5 million change in subordinated debt attributable to the issuance in October 2012. The benefit provided by the $1.0 billion in growth in average securities and loans was offset by lower yields on securities and loans combined with less interest income earned on the covered asset portfolio primarily due to reduced loan balances.

Provision for loan losses

The provision for loan losses, excluding the provision for covered loans, totaled $7.8 million for the quarter ended September 30, 2013, down from $13.2 million for the same period in 2012. For the nine months ended September 30, 2013, the provision for loan losses declined by 55%, totaling $26.3 million compared to $58.3 million for the same period in 2012. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the allowance deemed adequate to cover inherent loan losses after net charge-offs have been deducted. The current period provision benefited from continuing improvement in overall credit metrics and the reduced requirement for specific reserves on a smaller population of impaired loans. Impaired loans were $145.6 million at September 30, 2013, down 39% from $238.3 million at September 30, 2012. In addition, the current period provision benefited from lower charge-offs. Net charge-offs totaled $10.5 million in the third quarter 2013, down 49% compared to $20.7 million for the same period in 2012. For the nine months ended September 30, 2013 net charge-offs declined nearly 50%, totaling $42.2 million compared to $83.0 million for the same period in 2012. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see "Critical Accounting Policies" and "Credit Quality Management and Allowance for Loan Losses."

Provision for covered loan losses

For the quarter ended September 30, 2013, the provision for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement totaled $323,000, compared to $268,000 for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, the provision for covered loan losses was $1.1 million, compared to a release of $31,000 of our allowance for covered loan losses for the prior year period. The provision for covered loan losses represents the 20% portion of expected losses on covered loans that would not be subject to reimbursement by the FDIC. For further information regarding the FDIC-assisted transaction, see "Covered Assets."

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

Table 4
Non-interest Income Analysis
(Dollars in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Trust and investments	$4,570	$4,254	7	$13,764	$12,785	8
Mortgage banking	2,946	3,685	-20	10,314	9,263	11
Capital markets products	3,921	5,832	-33	15,008	19,214	-22
Treasury management	6,214	5,490	13	18,347	15,904	15
Loan, letter of credit and commitment fees	4,384	4,779	-8	12,743	13,502	-6
Syndication fees	4,322	2,700	60	11,294	6,876	64
Deposit service charges and fees and other income	1,298	1,308	-1	4,885	4,439	10
Subtotal fee revenue	27,655	28,048	-1	86,355	81,983	5
Net securities gains (losses)	118	(211)	-156	895	(396)	-326
Total non-interest income	$27,773	$27,837	*	$87,250	$81,587	7

*	Less than 1%

Third quarter 2013 compared to third quarter 2012

Non-interest income of $27.8 million and fee revenue of $27.7 million for third quarter 2013 were comparable to third quarter 2012 levels with growth in trust and investments, treasury management, and syndications offset by declines in mortgage banking revenue, capital markets revenue, and loan related fees.

Trust and investment fee revenue increased by $316,000, or 7%, from third quarter 2012 due to higher levels of managed and core custody assets under management driven by new client relationships and market appreciation. The pricing on trust and investment accounts varies depending on the type of services provided. Fees earned on "qualified custodian" and escrow accounts are typically flat fees. They are significantly lower than fees recognized on standard custody and managed assets, which are generally based on a percentage of the market value of the assets on the last day of the prior quarter or month and are therefore subject to fluctuations with market changes. Assets under management and administration (“AUMA”) grew by 11% to $5.6 billion at September 30, 2013 compared to a year ago.

Revenue from our mortgage banking business, which includes gains on loans sold and certain mortgage related loan fees, declined to $2.9 million, compared to $3.7 million for third quarter 2012. The current quarter decline is due to tighter spreads on a lower volume of loan sales in the current quarter compared to the prior year comparative period. In addition, application volumes are down in the current quarter compared to a year ago comparative period as demand for refinancings have slowed consistent with the industry. We sold $137.8 million of mortgage loans in the secondary market, generating gains of $2.5 million, in third quarter 2013 compared to $140.7 million of mortgage loans sold, generating gains of $3.1 million, in the prior year period. Purchase activity continued to increase during third quarter 2013, while refinancing activity declined compared to the second quarter 2013. The rise in longer-term interest rates will likely negatively impact refinance activity and application volumes.

Capital markets products income was $3.9 million for third quarter 2013 and $5.8 million for third quarter 2012 and included a negative $521,000 CVA in the current quarter compared to a positive CVA of $5,000 for the third quarter 2012. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income declined $1.4 million, or 24%, compared to third quarter 2012. The current period decline was attributable to a change in the mix in the type of transactions and a lower level of loan origination-related swap activity compared to the prior year quarter. Our capital markets business opportunities are sensitive to our clients' outlook on short-term interest rates.

Treasury management income increased $724,000, or 13%, from third quarter 2012. Revenue growth for these services is closely correlated with the acquisition of new middle market lending clients, though often subject to a three-to-six month implementation lag. The increase reflects the on-boarding of new clients as a result of ongoing cross-selling of treasury management services to new and existing commercial clients and, to a lesser extent, a decrease in our earnings credit rate (the rate applied to balances maintained in the client's deposit account to offset activity charges) in the latter part of 2012. Treasury management fees are also impacted by client choices regarding whether they pay the fees directly or through account analysis (i.e. earnings credit rate on the client's balances). During the first quarter 2013, certain clients changed their payment method, contributing to the increase.

Loan, letter of credit, and commitment fees declined $395,000, or 8%, from third quarter 2012, due to lower levels of standby letter of credit and unused commitment fees. The majority of our unused commitment fees related to revolving facilities, which at September 30, 2013 totaled $7.3 billion, of which $3.9 billion were unused. In comparison, at September 30, 2012, commitments related to revolving facilities totaled $6.9 billion, of which $3.9 billion were unused.

Syndication fees increased $1.6 million or 60% from third quarter 2012. During the third quarter 2013, we participated in 16 syndicated loan transactions, 11 of which we led or co-led, representing $654.8 million in total commitments ($224 million of which we retained), resulting in $3.2 million of syndication fee revenue. Syndication fees tend to fluctuate period to period depending on market conditions, loan origination trends, and portfolio management decisions.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Non-interest income for the nine months ended September 30, 2013 totaled $87.3 million, increasing 7% compared to $81.6 million in the nine months ended September 30, 2012, with growth in all major fee revenue categories excluding capital markets and loan, letter of credit and commitment fees. As compared to the nine months ended September 30, 2012, fee revenue increased $4.4 million, or 5%, to $86.4 million.

Trust and investment fee revenue increased 8% for the nine months ended September 30, 2013 compared to the previous year like period due to growth in AUMA, improved market performance, new client relationships (which helped increase managed assets), and an increase to core custodial assets as compared to the prior year period, which offset the impact of the reduction in AUMA at the Bank's investment management subsidiary following the departure of two relationship managers in second quarter 2012.

Revenue from our mortgage banking business increased 11% to $10.3 million in the current year to date period, compared to $9.3 million in the previous year like period. The current year increase resulted from the completion of a higher volume of loan sales related to the peak application period in late 2012, driven by the low interest rate environment compared to the first nine months in 2012. We sold $439.3 million of mortgage loans in the secondary market, generating gains of $8.7 million, in the nine months ended September 30, 2013 compared to $375.4 million of mortgage loans sold, generating gains of $8.1 million, for the prior year period.

Capital markets income declined $4.2 million in the current year to date period compared to the previous year like period and included a positive $1.6 million CVA in 2013 compared to a negative CVA of $806,000 for the like period in 2012. Exclusive of CVA adjustments, year-over-year capital markets income declined by $6.6 million, or 33%, to $13.4 million in the current period compared to $20.0 million in the nine months ended September 30, 2012. The current period decline was attributable to fewer transactions, a change in the mix of the type of transactions, and a lower level of loan origination-related swap activity as compared to the prior year period.

Treasury management income increased $2.4 million, or 15%, compared to the nine months ended September 30, 2012. The current year increase reflected the on-boarding of new clients as a result of ongoing success in cross-selling treasury management services to new commercial clients, and, to a lesser extent, a decrease in our earnings credit rate in the latter part of 2012.

Loan, letter of credit, and commitment fees declined $759,000, or 6%, from the nine months ended September 30, 2012, due to lower levels of standby letter of credit and unused commitment fees compared to the prior year period.

Syndication fees increased $4.4 million, or 64%, from the nine months ended September 30, 2012. The increase is attributable to a greater amount of fees recognized in the 2013 period on a higher volume of transactions and improved pricing from both planned and opportunistic transactions related to the high level of fourth quarter 2012 loan origination activity and deals in the first nine months of 2013.

Deposit service charges and fees and other income increased $446,000, or 10%, for the nine months ended September 30, 2013 compared to the prior year period, due to the recognition of a $1.1 million gain on loan disposition recognized in the first quarter

2013, offset by lower NSF fees, card-based interchange fees attributable to new fee limits provided for under the Dodd-Frank Act and BOLI income due to lower investment yields.

Non-interest Expense

Table 5
Non-interest Expense Analysis
(Dollars in thousands)

	Quarters Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Compensation expense:
Salaries and wages	$23,639	$24,373	-3	$71,051	$71,275	*
Share-based costs	3,261	5,181	-37	9,360	14,990	-38
Incentive compensation, retirement costs and other employee benefits	14,460	15,266	-5	43,943	43,430	1
Total compensation expense	41,360	44,820	-8	124,354	129,695	-4
Net occupancy expense	7,558	7,477	1	22,479	22,809	-1
Technology and related costs	3,343	3,432	-3	10,283	10,001	3
Marketing	2,986	2,645	13	8,998	7,863	14
Professional services	2,465	2,151	15	6,146	6,355	-3
Outsourced servicing costs	1,607	1,802	-11	5,205	5,605	-7
Net foreclosed property expense	4,396	8,596	-49	16,594	28,725	-42
Postage, telephone, and delivery	852	837	2	2,676	2,588	3
Insurance	2,590	3,352	-23	7,933	11,896	-33
Loan and collection	1,345	3,329	-60	6,402	9,404	-32
Other expenses	2,767	3,289	-16	16,417	10,876	51
Total non-interest expense	$71,269	$81,730	-13	$227,487	$245,817	-7
Full-time equivalent ("FTE") employees at period end	1,114	1,116	*
Operating efficiency ratios:
Non-interest expense to average assets	2.07%	2.49%		2.25%	2.58%
Net overhead ratio (1)	1.26%	1.64%		1.39%	1.73%
Efficiency ratio (2)	53.02%	61.00%		56.55%	61.64%

*	Less than 1%

(1)	Computed as non-interest expense, less non-interest income, annualized, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 32, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

Third quarter 2013 compared to third quarter 2012

Non-interest expense declined by $10.5 million, or 13%, for third quarter 2013 as compared to third quarter 2012 and was driven by reductions in net foreclosed property expense, share-based costs, and loan and collection expense.

Compensation expense declined overall by $3.5 million, or 8%, from third quarter 2012, due to a decline in share-based costs. Share-based costs declined by $1.9 million, or 37%, from third quarter 2012 due primarily to certain share-based compensation awards made in 2007 and 2008 that were fully amortized in December 2012. The awards were made in connection with numerous new hires of key employees as part of our strategic transformation that we initiated in 2007. Expenses relating to such awards were $2.5 million in the third quarter 2012. The related reduction in share-based costs in the third quarter 2013 was partially offset by $1.1 million additional expense recognition relating to equity awards granted in February 2013 as part of the Company's 2012 annual incentive and 2013 long-term incentive programs. Additionally contributing to the decrease in compensation expense is a decrease in employee incentives of $1.1 million.

Marketing expenses increased $341,000, or 13%, compared to third quarter 2012 as a result of our new advertising and branding campaign in 2013.

Professional services expense, which includes fees paid for legal, accounting, and consulting services, increased $314,000, or 15%, from third quarter 2012, due to the increase in consulting and implementation of Dodd Frank related requirements.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, and property ownership costs associated with the maintenance of OREO, declined $4.2 million, or 49%, compared to third quarter 2012. The current quarter decrease was primarily due to a $2.7 million reduction in net losses on sales of OREO from the prior year quarter and a $511,000 reduction in OREO write-downs. Net gains on sale were $1.8 million on $17.1 million of OREO sold in third quarter 2013, as compared to net losses of $967,000 on $9.0 million of OREO sold in third quarter 2012. In addition, property ownership costs, such as property management and real estate taxes, were down $1.2 million from the prior year quarter as the population of OREO had declined from $97.8 million at September 30, 2012 to $35.3 million at September 30, 2013. We anticipate that further liquidation of OREO will lead to further reductions in net foreclosed property expense. Refer to the "Foreclosed Real Estate" discussion in the "Loan Portfolio and Credit Quality" section below for more information regarding our OREO portfolio and valuation process.

Insurance expense declined $762,000, or 23%, from third quarter 2012 primarily due to lower FDIC deposit insurance premiums reflecting improving credit quality metrics and an increase of deposits in our funding mix compared to levels at September 30, 2012, resulting in lower current quarter assessments.

Loan and collection expense, which consists of certain non-reimbursable costs associated with loan origination and servicing activities and loan remediation costs of problem loans, declined $2.0 million, or 60%, from third quarter 2012. The decline was primarily due to $1.5 million in lower non-workout related loan costs from reduced volumes of mortgage activity coupled with heightened expense management of credit-related costs on new and renewed loans. For third quarter 2013, non-workout related loan costs represented 60% of total loan and collection expense, compared to 75% for the prior year period. Workout related costs declined $527,000 as the level of problem loans declined.

Other expenses declined $522,000, or 16%, from third quarter 2012. Other expenses include bank charges, costs associated with the CDARS® product offering, intangible asset amortization, education-related costs, subscriptions, provision for unfunded commitments, and miscellaneous losses and expenses. The decline was primarily related to a $1.3 million reduction of the unfunded commitments reserve that was previously provided for in the first quarter 2013 and related to a specific credit.

Our efficiency ratio was 53.0% for third quarter 2013, improving from 61.0% for third quarter 2012, reflecting steady revenue and lower non-interest expenses.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Non-interest expense declined $18.3 million, or 7%, for the nine months ended September 30, 2013 compared to the prior year period, due to declines in net foreclosed property expense, share-based costs, deposit insurance expenses and loan and collection expense and were partially offset by certain non-recurring charges included in other expense.

Compensation expense declined overall by $5.3 million, or 4%, from the prior year period, benefiting from a decline in share-based costs. Share-based costs declined $5.6 million, or 38%, primarily due to certain share-based compensation awards made in 2007 and 2008 that were fully amortized in December 2012. Expenses relating to such awards were $7.4 million for the nine months ended September 30, 2012. The related reduction in share-based costs in the first half of 2013 was partially offset by $2.8 million in additional expense recognition relating to equity awards granted in February 2013 as part of the Company's 2012 annual incentive and 2013 long-term incentive programs. Incentive compensation, retirement costs and other employee benefits were up by $513,000, or 1%, compared to the nine months ended September 30, 2012, principally due to higher incentive compensation related to improved Company performance and the inclusion of certain executives in the incentive program which were restricted in the prior year due to TARP incentive limitations.

Marketing expense increased $1.1 million, or 14%, for the nine months ended September 30, 2013 compared to the prior year period, due largely to our new advertising program to raise our corporate profile in 2013, as well as higher client development costs.

Net foreclosed property expenses declined $12.1 million, or 42%, compared to the prior year period. The decline in net foreclosed property expenses was primarily due to $3.7 million in lower OREO valuation write-downs compared to the prior year period, as well as a decline in net loss on OREO sales. In addition, property ownership costs, such as property management and real estate taxes, were down $1.8 million from the prior year period. Finally, net gains on sales of OREO was $1.7 million on properties with a net book value of $40.9 million for the nine months ended September 30, 2013, compared to net losses of $4.0 million on properties with a net book value of $34.7 million for the nine months ended September 30, 2012.

Insurance costs declined $4.0 million, or 33%, for the nine months ended September 30, 2013 compared to the prior year period and was primarily due to lower FDIC deposit insurance premiums reflecting improved credit quality metrics and an increase of deposits in our funding mix compared to levels at September 30, 2012, resulting in lower current year assessments. Also included in insurance costs for the nine months ended September 30, 2013 were $960,000 in refunds on previously paid deposit insurance assessments due to clarification of deposit classification rules under the assessment model.

Loan and collection expense declined $3.0 million, or 32%, from the nine months ended September 30, 2013. The decline was primarily due to lower costs related to a lower level of problem loans.

Other expenses increased $5.5 million, or 51%, for the nine months ended September 30, 2013 compared to the prior year period largely due to several non-recurring charges that were incurred during the first nine months of 2013, including $2.0 million in restructuring cost, $1.0 million charge on repurchased loans and $457,000 in franchise taxes that had a tax benefit of $300,000 for the first nine months of 2012. Other expenses for the nine months ended September 30, 2013 also included $749,000 in losses related to our CRA investments and $844,000 in provision for unfunded commitments.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. For the quarter ended September 30, 2013, we recorded an income tax provision of $21.2 million on pre-tax income of $54.2 million (equal to a 39.0% effective tax rate) compared to an income tax provision of $15.0 million on pre-tax income of $38.0 million for the quarter ended September 30, 2012 (equal to a 39.3% effective tax rate).

For the nine months ended September 30, 2013, income tax expense totaled $55.8 million on pre-tax income of $145.1 million (equal to a 38.5% effective tax rate) compared to an income tax provision of $37.8 million on pre-tax income of $92.7 million for the nine months ended September 30, 2012 (equal to a 40.8% effective tax rate).

The decrease in our effective tax rate in the third quarter 2013 compared to the third quarter of 2012 was primarily due to the restoration of tax benefits for executive compensation subsequent to the repayment of TARP.

The decrease in our effective tax rate for the nine months ended September 30, 2013, compared to the same period in 2012, was primarily due to the restoration of tax benefits for executive compensation subsequent to the repayment of TARP, the substantially greater amount of charges in the 2012 period associated with share-based compensation and the negative impact in the 2012 periods of changes in state effective tax rates.

Net deferred tax assets totaled $94.6 million at September 30, 2013. We have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that the Company has cumulative book income for financial statement purposes at September 30, 2013, measured on a trailing three-year basis. In addition, we considered the Company's recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

At September 30, 2013, we had approximately $14.4 million of deferred tax assets that relate to equity compensation awards, including both unexercised stock options and unvested restricted shares. In certain cases, the deferred tax assets may not be fully realized in future periods primarily due to stock price valuation. Currently, a substantial number of our stock options are "out of the money" with an exercise price above our current stock price. Depending in part on changes in our stock price, we could incur tax charges at the expiration date of the options or prior to that time if employees terminate and "out-of-the money" options expire, or in certain instances, when employees exercise options. In the case of restricted shares, the tax benefits will not be fully realized if the fair market value of the awards on the vesting/release date is less than the value of the awards on the grant date.

In such circumstances where there is a "shortfall" in tax benefits on the exercise, vesting or expiration of an equity award, such "shortfall" amounts are charged to stockholders' equity if there is a sufficient level of "excess" tax benefits accumulated from prior periods or charged to income tax expense if there is not sufficient "excess" tax benefits accumulated. As a result of equity award transactions during the nine months ended September 30, 2013, there was an immaterial amount of charges included in income tax expense. Based on our current stock price level, scheduled vesting of restricted shares and anticipated option expirations, we do not expect to incur material equity compensation "shortfall" tax charges during the balance of 2013. However, the amount of such "shortfall" charges in the fourth quarter of 2013 and subsequent periods, if any, is dependent on changes in our stock price as well as the impact of employee terminations, option exercise decisions and other factors.

For calendar year 2013, we currently expect the effective tax rate to be in the range of 38-39%, although a number of factors will continue to influence that estimate.

Operating Segments Results

We have three primary business segments: Banking, Trust and Investments, and Holding Company Activities.

Banking

Our Banking segment is the Company's most significant segment, as it represents 89% of consolidated total assets and generates nearly all of the Company's net income. The profitability of our Banking segment is dependent on net interest income, provision for loan and covered loan losses, non-interest income, and non-interest expense. The net income for the Banking segment for the quarter ended September 30, 2013 was $38.9 million, an increase of $9.3 million from net income of $29.6 million for the prior year period. The increase in net income for the Banking segment was primarily due to a $5.4 million decline in the provision for loan and covered loan losses from the prior period, largely driven by improvements in credit quality metrics. Also contributing to the increase in net income was the decline in non-operating expense, including a $1.0 million decline in share-based costs and $762,000 decrease in insurance costs primarily due to lower FDIC deposit insurance premiums reflecting improving credit quality metrics.

Total loans for the Banking segment were $10.4 billion and $10.1 billion at September 30, 2013 and December 31, 2012, respectively. Total deposits declined from December 31, 2012 levels of $12.3 billion to $11.9 billion at September 30, 2013.

Trust and Investments

The Trust and Investments segment includes investment management, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm and wholly-owned subsidiary of the Bank, is included in our Trust and Investments segment.

Net income from Trust and Investments increased to $659,000 for third quarter 2013 from $533,000 for the prior year period. The increase in net income from 2012 to 2013 is primarily attributable to a $315,000 increased in non-interest income largely due to continued client acquisition and growth in AUMA. Overall stock market improvements also contributed to asset growth leading to increased asset-based fees. AUMA grew to $5.6 billion at September 30, 2013 from $5.2 billion at December 31, 2012 primarily due to new client relationships and improved market performance during the nine months ended September 30, 2013.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in its bank subsidiary. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of compensation expense allocated to the Holding Company and professional fees. The Holding Company Activities segment reported a net loss of $6.5 million for the quarter ended September 30, 2013, compared to a net loss of $7.1 million for the prior year period. The lower net loss in the third quarter 2013 as compared to the prior year period was the result of a $2.9 million decline in share-based costs, partially offset by a $2.2 million increase in interest expense, due to subordinated debt issued in October 2012.

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

Table 6
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of September 30, 2013			As of December 31, 2012
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$155,674	$157,573	6	$115,262	$114,252	5
U.S. Agency securities	45,946	47,521	2	—	—	—
Collateralized mortgage obligations	186,036	179,025	7	241,034	229,895	10
Residential mortgage-backed securities	948,219	924,782	38	868,322	823,191	37
State and municipal securities	274,647	270,964	11	226,042	214,174	10
Foreign sovereign debt	500	500	*	500	500	*
Total available-for-sale	1,611,022	1,580,365	64	1,451,160	1,382,012	62
Held-to-Maturity
Collateralized mortgage obligations	66,219	69,276	2	74,644	74,164	3
Residential mortgage-backed securities	706,721	712,120	28	725,448	703,419	31
Commercial mortgage-backed securities	143,604	149,482	6	86,213	85,680	4
State and municipal securities	472	464	*	469	464	*
Total held-to-maturity	917,016	931,342	36	886,774	863,727	38
Total securities	$2,528,038	$2,511,707	100	$2,337,934	$2,245,739	100

*	Less than 1%

As of September 30, 2013, our securities portfolio totaled $2.5 billion, an increase from $2.3 billion at December 31, 2012. During the nine months ended September 30, 2013, purchases of securities totaled $714.4 million, with $544.7 million in the available-for-sale portfolio and $169.7 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represent the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential mortgage-backed securities, as well as purchases of commercial agency guaranteed mortgage-backed securities, U.S. Treasury and Agency securities and state and municipal securities. During the nine months ended September 30, 2013, we sold $77.1 million in U.S. Treasury securities and $2.8 million in tax-exempt municipal securities, resulting in a net securities gain of $895,000.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprised 81% of the total portfolio at September 30, 2013. All of the mortgage securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 11% of the total portfolio at September 30, 2013. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit strength when evaluating a purchase or sale decision.

At September 30, 2013, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $18.7 million, declining $23.5 million from December 31, 2012 due to increases in certain interest rates. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future AOCI volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

The following table summarizes activity in the Company's investment securities portfolio during 2013. There were no transfers of securities between investment categories during the year.

Table 7
Investment Portfolio Activity
(Dollars in thousands)

	Quarter Ended September 30, 2013			Nine Months Ended September 30, 2013
	Available-for-Sale	Held-to-Maturity		Available-for-Sale	Held-to-Maturity
Balance at beginning of period	$1,580,179	$955,688		$1,451,160	$863,727
Additions:
Purchases	129,011	8,882		544,743	169,682
Reductions:
Sales proceeds	(27,116)	—		(79,962)	—
Net gains on sale	118	—		895	—
Principal maturities, prepayments and calls, net of gains	(71,873)	(31,985)		(258,636)	(98,139)
Amortization of premiums and accretion of discounts	(2,963)	(1,243)		(8,687)	(3,928)
Total reductions	(101,834)	(33,228)		(346,390)	(102,067)
Increase (decrease) in market value	3,666	—	(1)	(38,491)	—	(1)
Balance at end of period	$1,611,022	$931,342		$1,611,022	$931,342

(1)
The held-to-maturity portfolio is recorded at cost, with no adjustment for the decrease in market value of $30.5 million and $37.4 million for the quarter and nine months ended September 30, 2013, respectively.

The following table presents the maturities of the different types of investments that we owned at September 30, 2013, and the corresponding interest rates.

Table 8
Repricing Distribution and Portfolio Yields
(Dollars in thousands)

	As of September 30, 2013
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$9,996	1.15%	$122,256	0.94%	$25,321	1.13%	$—	—%
U.S. Agency securities	—	—%	—	—%	47,521	1.30%	—	—%
Collateralized mortgage obligations (1)	6,631	2.94%	152,713	3.34%	19,681	3.29%	—	—%
Residential mortgage-backed securities (1)	36	5.08%	725,747	3.41%	197,838	2.07%	1,161	7.55%
State and municipal securities (2)	27,990	4.45%	105,175	2.49%	137,398	2.00%	401	4.13%
Foreign sovereign debt	—	—%	500	1.51%	—	—%	—	—%
Total available-for-sale	44,653	3.49%	1,106,391	3.04%	427,759	1.96%	1,562	6.67%
Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	69,276	1.41%	—	—%	—	—%
Residential mortgage-backed securities (1)	—	—%	558,268	2.47%	140,972	2.11%	12,880	2.69%
Commercial mortgage-backed securities (1)	—	—%	48,108	1.29%	101,374	1.89%	—	—%
State and municipal securities (2)	80	2.71%	384	3.11%	—	—%	—	—%
Total held-to-maturity	80	2.71%	676,036	2.28%	242,346	2.02%	12,880	2.69%
Total securities	$44,733	3.49%	$1,782,427	2.75%	$670,105	1.98%	$14,442	3.12%

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

Total loans were $10.4 billion at September 30, 2013 compared to $10.1 billion at December 31, 2012. During the first half of 2013, total loans were relatively flat. Loans grew by $314.8 million during the third quarter 2013, with the growth primarily attributable to increased commercial and industrial loans. New client activity and increased borrowings from existing clients contributed to loan growth during the current quarter. Revolving line usage was up slightly to 46% at September 30, 2013, compared to 45% usage at December 31, 2012.

Our third quarter loan growth was strong despite the level of competition in our markets from both bank and finance companies amid continuing low loan demand. Overall loan growth from quarter-to-quarter continues to be impacted by the heightened competition which is affecting both pricing and structure. Our strategy is to maintain a disciplined approach to pricing and structuring new credit opportunities. Given the competitive environment, we may experience uneven loan growth from quarter-to-quarter.

Commercial loans (including commercial owner-occupied real estate loans) increased $491.9 million, or 8%, from the prior year end. The mix of loans has continued to shift towards commercial loans, which generally provide us higher yields than other segments of our total loan portfolio and greater potential for cross-selling of other products and services. As a proportion of the loan portfolio, commercial loans were 67% at September 30, 2013, compared to 64% at December 31, 2012.

In the normal course of our business, we participate in loan transactions that involve a number of banks, primarily to maintain and build client relationships with a view to cross-selling products and originating loans for the borrowers in the future. Although we may strive to lead or co-lead the arrangement, we will also participate with other banks when we have a relationship with the borrower. Participations and syndications assist us with decreasing credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our $10.4 billion in total loans at September 30, 2013, we were party to $1.9 billion in shared national credits ("SNCs") which transactions are typically led by larger institutions. At September 30, 2013, total syndications and participations outstanding were $3.4 billion, including SNCs, and of this total, we were the lead or co-lead on transactions with $1.5 billion outstanding at quarter end.

The following table presents the composition of our loan portfolio at the dates shown.

Table 9
Loan Portfolio
(Dollars in thousands)

	September 30, 2013	% of Total	December 31, 2012	% of Total	% Change in Balances
Commercial and industrial	$5,384,222	52	$4,901,210	48	10
Commercial – owner-occupied real estate	1,604,470	15	1,595,574	16	1
Total commercial	6,988,692	67	6,496,784	64	8
Commercial real estate	1,914,725	18	2,132,063	21	-10
Commercial real estate – multi-family	573,371	6	543,622	5	5
Total commercial real estate	2,488,096	24	2,675,685	26	-7
Construction	237,440	3	190,496	2	25
Total commercial real estate and construction	2,725,536	27	2,866,181	28	-5
Residential real estate	346,619	3	373,580	4	-7
Home equity	148,058	1	167,760	2	-12
Personal	200,538	2	235,677	2	-15
Total loans	$10,409,443	100	$10,139,982	100	3

The following table summarizes the composition of our commercial loan portfolio at September 30, 2013 and December 31, 2012. Our commercial loan portfolio is categorized based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client's ongoing business activity as opposed to the collateral underlying an individual loan.

Table 10
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	September 30, 2013				December 31, 2012
	Amount	% of Total	Amount Non- performing	% Non- performing (1)	Amount	% of Total	Amount Non- performing	% Non- performing (1)
Manufacturing	$1,665,701	24	$199	*	$1,496,719	23	$—	—
Healthcare	1,530,726	22	309	*	1,514,496	23	322	*
Wholesale trade	699,778	10	130	*	635,477	10	—	—
Finance and insurance	640,171	9	513	*	584,763	9	194	*
Real estate, rental and leasing	400,965	6	1,736	*	359,947	6	16,550	5
Professional, scientific and technical services	476,878	7	2,940	1	391,976	6	10,805	3
Administrative, support, waste management and remediation services	402,113	6	—	—	426,960	7	—	—
Architecture, engineering and construction	247,487	3	9,625	4	225,199	3	629	*
All other (2)	924,873	13	11,429	1	861,247	13	13,413	2
Total commercial (3)	$6,988,692	100	$26,881	*	$6,496,784	100	$41,913	1

(1)	Calculated as nonperforming loans in the respective industry segment divided by total loans of the corresponding industry segment presented above.

(2)	All other consists of numerous smaller balances across a variety of industries with no category greater than 3%.

(3)	Includes owner-occupied commercial real estate of $1.6 billion at September 30, 2013 and December 31, 2012.

*	Less than 1%

One of the largest segments within our commercial lending business is the healthcare industry. We have a specialized niche in the "assisted living," "skilled nursing," and residential care segment of the healthcare industry. Loan relationships to these providers tend to be larger extensions of credit and are primarily to for-profit businesses. At September 30, 2013, 22% of the commercial loan portfolio and 15% of the total loan portfolio was composed of loans extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. The facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Our clients and their ability to service debt may be adversely impacted by the financial health of state or federal payors. In recent years, there have been reductions in the reimbursement rates in certain states and certain government entities are taking longer to reimburse for services previously provided, particularly in states experiencing some budgetary stress in the current economic environment. At September 30, 2013, approximately $295 million of our healthcare portfolio related to facilities doing business in Illinois and $162 million to facilities doing business in California, two states which have experienced budgetary stress. To date, despite some impact on client cash flows, the healthcare loan portfolio segment has experienced minimal defaults and losses.

At September 30, 2013, we characterized approximately 12%, or $826.8 million of our commercial loan portfolio as cash flow loans. Cash flow loans are primarily underwritten on the recurring earnings and cash flow of the borrower with less reliance on collateral coverage; as such, in the event of default, the loss potential may be greater. Our definition of cash flow loans may differ from that of other financial institutions, and not all of our cash flow loans meet the regulatory definition of higher-risk commercial and industrial loans. Cash flow loans are spread across multiple industries with approximately 42% of the total in the manufacturing segment at September 30, 2013.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at September 30, 2013 and December 31, 2012.

Table 11
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	September 30, 2013				December 31, 2012
	Amount	% of Total	Amount Non- performing	% Non- performing (1)	Amount	% of Total	Amount Non- performing	% Non- performing (1)
Commercial Real Estate
Land	$207,112	8	$36,188	17	$240,503	9	$19,747	8
Residential 1-4 family	40,779	2	3,405	8	58,704	2	13,213	23
Multi-family	573,371	23	2,633	*	543,622	20	6,553	1
Industrial/warehouse	256,826	10	9,035	4	272,535	10	8,902	3
Office	485,162	20	4,519	1	566,834	21	5,849	1
Retail	483,548	19	3,356	1	472,024	18	8,873	2
Healthcare	217,407	9	—	—	205,318	8	—	—
Mixed use/other	223,891	9	3,818	2	316,145	12	5,417	2
Total commercial real estate	$2,488,096	100	$62,954	3	$2,675,685	100	$68,554	3
Construction
Residential 1-4 family	$13,014	5	$—	—	$14,160	7	$—	—
Multi-family	39,173	17	—	—	36,129	19	—	—
Industrial/warehouse	21,326	9	—	—	29,633	16	—	—
Office	21,866	9	—	—	8,863	5	402	5
Retail	85,096	36	—	—	37,457	20	—	—
Healthcare	27,553	12	—	—	14,196	7	—	—
Mixed use/other	29,412	12	—	—	50,058	26	155	*
Total construction	$237,440	100	$—	—	$190,496	100	$557	*

(1)	Calculated as nonperforming loans in the respective collateral type divided by total loans of the corresponding collateral type presented above.

*	Less than 1%

Of the combined commercial real estate and construction portfolios, the three largest categories at September 30, 2013 were office real estate, retail and multi-family, which represent 19%, 21% and 22%, respectively of the combined portfolios.

Within the commercial real estate portfolio, our exposure to land loans totaled $207.1 million at September 30, 2013 and $240.5 million at December 31, 2012. Land remains an illiquid asset class as buyers and sellers may hold divergent future development outlooks for the land, therefore affecting saleability and market prices. As a percentage of the commercial real estate portfolio, land loans were 8% at September 30, 2013 and 9% at December 31, 2012.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of September 30, 2013, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 12
Maturities and Sensitivities of Loans to Changes in Interest Rates
(Amounts in thousands)

	As of September 30, 2013
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$1,954,199	$4,799,965	$234,528	$6,988,692
Commercial real estate	1,033,955	1,301,014	153,127	2,488,096
Construction	63,594	170,559	3,287	237,440
Residential real estate	11,332	15,019	320,268	346,619
Home equity	32,314	58,110	57,634	148,058
Personal	131,608	68,667	263	200,538
Total	$3,227,002	$6,413,334	$769,107	$10,409,443
Loans maturing after one year:
Predetermined (fixed) interest rates		$193,800	$135,515
Floating interest rates		6,219,534	633,592
Total		$6,413,334	$769,107

Of the $6.9 billion in loans maturing after one year with a floating interest rate, $1.4 billion are subject to interest rate floors, of which $1.3 billion have such floors in effect at September 30, 2013.

Delinquent Loans, Special Mention and Potential Problem Loans, Restructured Loans and Nonperforming Assets

Loans are reported delinquent if the required principal and interest payments have not been received within 30 days of the date such payments are due. Delinquency can be driven by either failure of the borrower to make payments within the term of the loan or failure to make the final payment at maturity. The majority of our loans are not fully amortizing over the term. As a result, a sizeable final repayment is often required at maturity. If a borrower lacks refinancing options or the ability to pay, the loan may become delinquent in connection with its maturity. Table 13 provides information on current, delinquent and nonaccrual loans by product type. Of total commercial, commercial real estate, and construction loans outstanding at September 30, 2013, $848.0 million are scheduled to mature in the fourth quarter of 2013, 97% of which were performing.

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

Special mention and potential problem loans as of September 30, 2013 and December 31, 2012 are presented in Tables 14 and 19.

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

All loans are placed on nonaccrual status when principal or interest payments become 90 days past due or earlier if management deems the collectability of the principal or interest to be in question prior to the loans becoming 90 days past due. When interest accruals are discontinued, accrued but uncollected interest is reversed, reducing interest income. Subsequent receipts on nonaccrual loans are recorded in the financial statements as a reduction of principal, and interest income is only recorded on a cash basis if the remaining recorded investment after charge-offs is deemed fully collectible. Classification of a loan as nonaccrual does not necessarily preclude the ultimate collection of loan principal and/or interest. Nonperforming loans are presented in Tables 14, 15, 16, and 19. Restructured loans that are accruing interest are also included in Table 14.

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of reduction in interest rate, extension of the maturity date, reduction in the principal balance, or other action intended to minimize potential losses and maximize our chances of a more successful recovery on a troubled loan. When we make such concessions as part of a modification, we report the loan as a TDR and account for the interest due in accordance with our TDR policy. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. The TDR is classified as an accruing TDR if the borrower has demonstrated the ability to meet the new terms of the restructuring as evidenced by a minimum of six months of performance in compliance with the restructured terms or if the borrower's performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. TDRs accrue interest as long as the borrower complies with the revised terms and conditions and management is reasonably assured as to the collectability of principal and interest; otherwise, the restructured loan will be classified as nonaccrual. The TDR classification is removed when the loan is either fully repaid or is re-underwritten at market terms and an evaluation of the loan determines that it does not meet the definition of a TDR under current accounting guidance (i.e., the new terms do not represent a concession, the borrower is no longer experiencing financial difficulty, and the re-underwriting is executed at current market terms for new debt with similar risk). The composition of our restructured loans by loan category, current period activity and size stratification is presented in Tables 14, 17 and 18.

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

During third quarter 2013, credit quality metrics continued to improve as nonperforming assets declined 33% from the prior year end to $148.6 million at September 30, 2013. The decline in nonperforming assets was largely attributable to sales of OREO. Nonperforming assets as a percentage of total assets were 1.07% at September 30, 2013, down from 1.57% at December 31, 2012.

Nonperforming loans totaled $113.3 million at September 30, 2013, down 18% from $138.8 million at December 31, 2012. Inflows to nonperforming loans of $25.6 million in third quarter 2013 were down $548,000 from second quarter 2013 and down $13.3 million from third quarter 2012. As shown in Table 15, third quarter 2013 nonperforming loan inflows were more than offset by problem loan resolutions (paydowns, payoffs, and return to accruing status), dispositions, and charge-offs.

Our nonperforming loan population contains some larger-sized credits. As shown in Table 16, which provides the nonperforming loan stratification by size, five nonperforming loans in excess of $5.0 million comprised 43% of our total nonperforming loans at September 30, 2013.

OREO declined $46.6 million, or 57%, to $35.3 million from $81.9 million at December 31, 2012, as sales exceeded inflows to OREO. Refer to "Foreclosed Real Estate" below for further discussion on OREO.

During the nine months ended September 30, 2013, we used a variety of resolution strategies, including asset sales, which reduced special mention, potential problem loan and nonperforming assets from 2012 year end. Disposition activity during the nine months ended September 30, 2013 included the disposition of $78.8 million in problem assets, including $37.8 million in nonperforming loans, $418,000 in early stage problem loans, and $41.0 million in OREO. Our asset management activities, along with a slowly improving economy and some asset price stability in certain market segments, have led to declines in problem loans (which include special mention, potential problem, and nonperforming loans) of 18% from $343.5 million at December 31, 2012 to $282.1 million at September 30, 2013.

Accruing TDRs totaled $32.3 million at September 30, 2013, decreasing $28.6 million from $61.0 million at December 31, 2012. As presented in the accruing TDR rollforward at Table 17, the decline was due to paydowns and payoffs of $ 17.7 million and $14.9 million of accruing TDRs moving to nonperforming loan status during the first quarter 2013, of which $8.8 million related to a single borrower that was restructured in fourth quarter 2011.

Because our loan portfolio contains loans that may be larger in size in order to accommodate the financing needs of some of our borrowers, changes in the performance of larger credits could create volatility in our credit quality metrics, including nonperforming loans and accruing TDR loans as discussed above. In addition, credit quality trends may also be impacted by uncertainty in global economic conditions and market turmoil that could disrupt workout plans, adversely affect clients, or negatively impact collateral valuations.

We have made significant progress in reducing nonperforming assets over the past year and expect further reductions in nonperforming assets will largely come from the disposition of OREO. Our efforts to continue to dispose of nonperforming assets in future quarters may be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, activity in the commercial and industrial transaction market, activity levels in the real estate market and real estate inventory coming into the market for sale. We continue to assess the disposition market, seeking to maximize liquidation proceeds of the individual assets sold. Losses as a percent of net book value on sales of OREO property may fluctuate or increase in future quarters should we alter our approach on individual or larger group dispositions of properties based on individual property characteristics or relevant market factors as part of our overall strategy to maximize recovery from OREO.

The following table breaks down our loan portfolio at September 30, 2013 and December 31, 2012 between performing, delinquent and nonaccrual status.

Table 13
Delinquency Analysis
(Dollars in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Nonaccrual	Total Loans
As of September 30, 2013
Loan Balances:
Commercial	$6,960,352	$642	$817	$—	$26,881	$6,988,692
Commercial real estate	2,422,950	717	1,475	—	62,954	2,488,096
Construction	237,440	—	—	—	—	237,440
Residential real estate	335,173	—	209	—	11,237	346,619
Personal and home equity	333,640	2,243	499	—	12,214	348,596
Total loans	$10,289,555	$3,602	$3,000	$—	$113,286	$10,409,443
% of Loan Balance:
Commercial	99.60%	0.01%	0.01%	—%	0.38%	100.00%
Commercial real estate	97.38%	0.03%	0.06%	—%	2.53%	100.00%
Construction	100.00%	—%	—%	—%	—%	100.00%
Residential real estate	96.70%	—%	0.06%	—%	3.24%	100.00%
Personal and home equity	95.72%	0.64%	0.14%	—%	3.50%	100.00%
Total loans	98.85%	0.03%	0.03%	—%	1.09%	100.00%
As of December 31, 2012
Loan Balances:
Commercial	$6,451,311	$2,195	$1,365	$—	$41,913	$6,496,784
Commercial real estate	2,597,780	4,073	5,278	—	68,554	2,675,685
Construction	189,939	—	—	—	557	190,496
Residential real estate	359,096	3,260	—	—	11,224	373,580
Personal and home equity	384,606	1,837	462	—	16,532	403,437
Total loans	$9,982,732	$11,365	$7,105	$—	$138,780	$10,139,982
% of Loan Balance:
Commercial	99.30%	0.03%	0.02%	—%	0.65%	100.00%
Commercial real estate	97.09%	0.15%	0.20%	—%	2.56%	100.00%
Construction	99.71%	—%	—%	—%	0.29%	100.00%
Residential real estate	96.13%	0.87%	—%	—%	3.00%	100.00%
Personal and home equity	95.33%	0.46%	0.11%	—%	4.10%	100.00%
Total loans	98.45%	0.11%	0.07%	—%	1.37%	100.00%

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, special mention, potential problem and past due loans for the past five periods.

Table 14
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	2013			2012
	September 30	June 30	March 31	December 31	September 30
Nonaccrual loans:
Commercial	$26,881	$47,782	$31,323	$41,913	$61,182
Commercial real estate	62,954	45,759	63,643	68,554	88,057
Construction	—	—	402	557	557
Residential real estate	11,237	12,812	14,966	11,224	12,502
Personal and home equity	12,214	15,406	18,323	16,532	17,597
Total nonaccrual loans	113,286	121,759	128,657	138,780	179,895
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	113,286	121,759	128,657	138,780	179,895
OREO	35,310	57,134	73,857	81,880	97,833
Total nonperforming assets	$148,596	$178,893	$202,514	$220,660	$277,728

Nonaccrual restructured loans (included in nonaccrual loans):
Commercial	$13,342	$14,631	$13,353	$25,200	$56,688
Commercial real estate	13,540	15,240	24,391	29,426	29,749
Construction	—	—	—	—	—
Residential real estate	2,546	3,213	3,284	2,867	2,607
Personal and home equity	4,511	4,589	7,478	7,299	7,786
Total nonaccrual restructured loans	$33,939	$37,673	$48,506	$64,792	$96,830

Restructured loans accruing interest:
Commercial	$30,079	$43,873	$36,847	$44,267	$44,321
Commercial real estate	665	2,803	8,126	14,758	11,946
Residential real estate	—	—	—	465	670
Personal and home equity	1,599	1,605	1,618	1,490	1,494
Total restructured loans accruing interest	$32,343	$48,281	$46,591	$60,980	$58,431

Special mention loans	$67,518	$92,880	$106,446	$96,794	$104,706
Potential problem loans	$101,324	$97,196	$78,185	$107,876	$112,929
30-89 days past due loans	$6,602	$10,766	$21,171	$18,470	$20,626
Nonperforming loans to total loans	1.09%	1.20%	1.28%	1.37%	1.87%
Nonperforming loans to total assets	0.82%	0.90%	0.96%	0.99%	1.35%
Nonperforming assets to total assets	1.07%	1.33%	1.51%	1.57%	2.09%
Allowance for loan losses as a percent of nonperforming loans	128%	122%	120%	116%	93%

The following table presents changes in our nonperforming loans for the past five periods.

Table 15
Nonperforming Loans Rollforward
(Amounts in thousands)

	Quarters Ended
	2013			2012
	September 30	June 30	March 31	December 31	September 30
Nonperforming loans:
Balance at beginning of period	$121,759	$128,657	$138,780	$179,895	$209,339
Additions:
New nonaccrual loans (1)	25,642	26,190	31,331	28,527	38,948
Reductions:
Return to performing status	—	(2,288)	—	(3,824)	(236)
Paydowns and payoffs, net of advances	(12,205)	(246)	(885)	(21,454)	(11,094)
Net sales	(1,119)	(12,601)	(12,809)	(20,544)	(21,351)
Transfer to OREO	(1,036)	(3,366)	(6,266)	(2,826)	(3,250)
Transfer to loans held-for-sale	(7,359)	—	(2,240)	—	(9,200)
Charge-offs	(12,396)	(14,587)	(19,254)	(20,994)	(23,261)
Total reductions	(34,115)	(33,088)	(41,454)	(69,642)	(68,392)
Balance at end of period	$113,286	$121,759	$128,657	$138,780	$179,895

Nonaccruing restructured loans (included in nonperforming loans):
Balance at beginning of period	$37,673	$48,506	$64,792	$96,830	$92,004
Additions:
New nonaccrual restructured loans (1)	1,630	2,382	16,075	5,635	20,462
Reductions:
Return to performing status	—	(1,828)	—	(3,823)	—
Paydowns and payoffs, net of advances	(1,295)	(1,074)	(886)	(16,919)	(9,055)
Net sales	(725)	(4,063)	(11,348)	(4,881)	(3,339)
Transfer to OREO	—	—	(5,060)	—	(136)
Transfer to loans held-for-sale	—	—	(2,240)	—	—
Charge-offs	(3,344)	(6,250)	(12,827)	(12,050)	(3,106)
Total reductions	(5,364)	(13,215)	(32,361)	(37,673)	(15,636)
Balance at end of period	$33,939	$37,673	$48,506	$64,792	$96,830

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

The following table presents the stratification by carrying amount of our nonperforming loans as of September 30, 2013 and December 31, 2012.

Table 16
Nonperforming Loans Stratification
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of September 30, 2013
Nonperforming loans:
Amount:
Commercial	$—	$18,565	$—	$2,855	$5,461	$26,881
Commercial real estate	24,590	5,788	8,935	6,674	16,967	62,954
Residential real estate	—	—	4,789	—	6,448	11,237
Personal and home equity	—	—	—	—	12,214	12,214
Total nonperforming loans	$24,590	$24,353	$13,724	$9,529	$41,090	$113,286
Number of Borrowers:
Commercial	—	2	—	1	26	29
Commercial real estate	2	1	2	3	32	40
Residential real estate	—	—	1	—	29	30
Personal and home equity	—	—	—	—	46	46
Total	2	3	3	4	133	145
Nonaccruing restructured loans (included in nonperforming loans):
Amount:
Commercial	$—	$9,125	$—	$2,855	$1,362	$13,342
Commercial real estate	11,122	—	—	—	2,418	13,540
Residential real estate	—	—	—	—	2,546	2,546
Personal and home equity	—	—	—	—	4,511	4,511
Total nonaccruing restructured loans	$11,122	$9,125	$—	$2,855	$10,837	$33,939
Number of Borrowers:
Commercial	—	1	—	1	8	10
Commercial real estate	1	—	—	—	8	9
Residential real estate	—	—	—	—	10	10
Personal and home equity	—	—	—	—	20	20
Total	1	1	—	1	46	49

Nonperforming Loans Stratification (Continued)
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2012
Nonperforming loans:
Amount:
Commercial	$26,756	$—	$7,709	$2,869	$4,579	$41,913
Commercial real estate	15,890	12,425	4,274	15,473	20,492	68,554
Construction	—	—	—	—	557	557
Residential real estate	—	—	4,789	—	6,435	11,224
Personal and home equity	—	—	3,760	—	12,772	16,532
Total nonperforming loans	$42,646	$12,425	$20,532	$18,342	$44,835	$138,780
Number of Borrowers:
Commercial	2	—	2	1	26	31
Commercial real estate	1	2	1	7	38	49
Construction	—	—	—	—	2	2
Residential real estate	—	—	1	—	26	27
Personal and home equity	—	—	1	—	39	40
Total	3	2	5	8	131	149
Nonaccruing restructured loans (included in nonperforming loans):
Amount:
Commercial	$14,527	$—	$4,371	$4,238	$2,064	$25,200
Commercial real estate	15,890	6,409	—	3,708	3,419	29,426
Residential real estate	—	—	—	—	2,867	2,867
Personal and home equity	—	—	3,760	—	3,539	7,299
Total nonaccruing restructured loans	$30,417	$6,409	$8,131	$7,946	$11,889	$64,792
Number of Borrowers:
Commercial	1	—	1	2	8	12
Commercial real estate	1	1	—	2	10	14
Residential real estate	—	—	—	—	11	11
Personal and home equity	—	—	1	—	11	12
Total	2	1	2	4	40	49

The following table presents changes in our restructured loans accruing interest for the past five periods.

Table 17
Restructured Loans Accruing Interest Rollforward
(Amounts in thousands)

	Quarters Ended
	2013				2012
	September 30	June 30	March 31		December 31	September 30
Balance at beginning of period	$48,281	$46,591	$60,980		$58,431	$97,690
Additions:
New restructured loans accruing interest (1)	1,408	4,219	458		6,552	2,001
Restructured loans returned to accruing status	—	—	—		3,823	—
Reductions:
Paydowns and payoffs, net of advances	(15,368)	(2,347)	36		(3,995)	(3,935)
Transferred to nonperforming loans	—	—	(14,883)	(2)	(2,988)	(15,464)
Net sales	—	—	—		—	—
Removal of restructured loan status (3)	(1,978)	(182)	—		(843)	(21,861)
Balance at end of period	$32,343	$48,281	$46,591		$60,980	$58,431

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new restructured loans accruing interest.

(2)	This amount includes $8.8 million related to a single borrower that was restructured in the fourth quarter of 2011.

(3)
For the five quarters presented, the Company re-underwrote eight loans totaling $24.9 million that, at the time of re-underwriting, were at market term and an evaluation of the loans determined that they did not meet the definition of a TDR under current accounting guidance because the loans qualified as pass-rated credits due to the strengthened financial condition of the borrowers. Seven of the eight loans, with an aggregate loan balance of $22.0 million, were re-underwritten in conjunction with the loan maturity. None of the eight loans had principal or interest forgiveness at the time the loan was originally classified as a TDR.

The following table presents the stratification by carrying amount of our restructured loans accruing interest as of September 30, 2013 and December 31, 2012.

Table 18
Restructured Loans Accruing Interest Stratification
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of September 30, 2013
Amount:
Commercial	$10,447	$13,830	$3,969	$—	$1,833	$30,079
Commercial real estate	—	—	—	—	665	665
Personal and home equity	—	—	—	—	1,599	1,599
Total restructured loans accruing interest	$10,447	$13,830	$3,969	$—	$4,097	$32,343
Number of Borrowers:
Commercial	1	2	1	—	3	7
Commercial real estate	—	—	—	—	2	2
Personal and home equity	—	—	—	—	2	2
Total	1	2	1	—	7	11
As of December 31, 2012
Amount:
Commercial	$25,073	$13,661	$4,460	$—	$1,073	$44,267
Commercial real estate	—	11,667	—	2,193	898	14,758
Residential real estate	—	—	—	—	465	465
Personal and home equity	—	—	—	—	1,490	1,490
Total restructured loans accruing interest	$25,073	$25,328	$4,460	$2,193	$3,926	$60,980
Number of Borrowers:
Commercial	2	2	1	—	3	8
Commercial real estate	—	2	—	1	3	6
Residential real estate	—	—	—	—	1	1
Personal and home equity	—	—	—	—	1	1
Total	2	4	1	1	8	16

The following table presents the credit quality of our loan portfolio as of September 30, 2013 and December 31, 2012.

Table 19
Credit Quality
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of September 30, 2013
Commercial	$58,829	0.8	$81,704	1.2	$26,881	0.4	$6,988,692
Commercial real estate	518	*	9,198	0.4	62,954	2.5	2,488,096
Construction	—	—	—	—	—	—	237,440
Residential real estate	5,945	1.7	6,412	1.8	11,237	3.2	346,619
Home equity	1,790	1.2	3,951	2.7	11,450	7.7	148,058
Personal	436	0.2	59	*	764	0.4	200,538
Total	$67,518	0.6	$101,324	1.0	$113,286	1.1	$10,409,443
As of December 31, 2012
Commercial	$72,651	1.1	$40,495	0.6	$41,913	0.6	$6,496,784
Commercial real estate	21,209	0.8	48,897	1.8	68,554	2.6	2,675,685
Construction	—	—	—	—	557	0.3	190,496
Residential real estate	2,364	0.6	13,844	3.7	11,224	3.0	373,580
Home equity	562	0.3	4,351	2.6	11,710	7.0	167,760
Personal	8	*	289	0.1	4,822	2.0	235,677
Total	$96,794	1.0	$107,876	1.1	$138,780	1.4	$10,139,982

*	Less than 0.1%

As shown above in Table 19, during the third quarter 2013 we reduced the level of total problem loans (special mention, potential problem and nonperforming loans), with an overall reduction of 18% from December 31, 2012.

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

OREO totaled $35.3 million at September 30, 2013, down 57% from $81.9 million at December 31, 2012, with inflows into OREO more than offset by sales during the nine-month period. During the third quarter 2013, we sold OREO with a net book value of $17.1 million at a gain of $1.8 million, or 10% of the net book value. Valuation adjustments on OREO for the third quarter 2013 were $5.7 million, down $511,000 from third quarter 2012, due in part to writedowns taken against properties under contract and expected to close by the end of the year. At September 30, 2013, OREO land parcels, currently a fairly illiquid asset class, represented the largest portion of OREO at 52%, with more than half of this OREO located in Illinois. Office/industrial properties, the next largest OREO asset class, represented 37% of the total OREO.

We have been generally consistent to date in our principal approach to disposing of distressed assets, typically utilizing direct sales to end-users or other parties interested in particular assets. We have sourced dispositions opportunistically, limiting the use of brokered or pooled transactions. Losses as a percent of net book value on sales of OREO property may fluctuate or increase in future quarters should we alter our approach on individual or larger group dispositions of properties based on individual property characteristics or relevant market factors as part of our overall strategy to maximize recovery value from OREO.

Table 20 presents a rollforward of OREO for the quarters and nine months ended September 30, 2013 and 2012. Table 21 presents the composition of OREO properties at September 30, 2013 and December 31, 2012, and Table 22 presents OREO property by geographic location at September 30, 2013 and December 31, 2012.

Table 20
OREO Rollforward
(Amounts in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$57,134	$109,836	$81,880	$125,729
New foreclosed properties	1,036	3,250	10,668	26,731
Valuation adjustments	(5,734)	(6,245)	(16,320)	(19,974)
Disposals:
Sale proceeds	(18,902)	(8,041)	(42,646)	(30,636)
Net gain (loss) on sale	1,776	(967)	1,728	(4,017)
Balance at end of period	$35,310	$97,833	$35,310	$97,833

Table 21
OREO Properties by Type
(Dollars in thousands)

	September 30, 2013			December 31, 2012
	Number of Properties	Amount	% of Total	Number of Properties	Amount	% of Total
Single-family homes	14	$2,981	8	49	$6,238	8
Land parcels	145	18,498	52	177	37,125	45
Multi-family	1	201	1	4	7,458	9
Office/industrial	22	13,009	37	39	28,038	34
Retail	2	621	2	5	3,021	4
Total OREO properties	184	$35,310	100	274	$81,880	100

Table 22
OREO Property Type by Location
(Dollars in thousands)

	Illinois	Colorado	Wisconsin	South Eastern(1)	Mid Western(2)	Other	Total
As of September 30, 2013
Single-family homes	$525	$—	$322	$—	$2,134	$—	$2,981
Land parcels	14,789	—	—	1,030	2,679	—	18,498
Multi-family	201	—	—	—	—	—	201
Office/industrial	10,231	—	980	527	1,271	—	13,009
Retail	552	—	—	—	69	—	621
Total OREO properties	$26,298	$—	$1,302	$1,557	$6,153	$—	$35,310
% of Total	75%	—%	4%	4%	17%	—%	100%
As of December 31, 2012
Single-family homes	$4,301	$—	$—	$—	$1,767	$170	$6,238
Land parcels	22,722	—	—	10,446	3,957	—	37,125
Multi-family	525	6,933	—	—	—	—	7,458
Office/industrial	17,960	—	2,300	4,048	3,730	—	28,038
Retail	2,428	—	—	593	—	—	3,021
Total OREO properties	$47,936	$6,933	$2,300	$15,087	$9,454	$170	$81,880
% of Total	59%	8%	3%	18%	12%	*	100%

(1)	Represents the southeastern states of Arkansas, Florida and Georgia.

(2)	Represents the midwestern states of Kansas, Michigan, Missouri, Indiana and Ohio.

*	Less than 1%.

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

As of September 30, 2013, the average appraisal age used in the impaired loan valuation process was 204 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at September 30, 2013 due to the timing of the receipt of the appraisal is not material. In situations such as this, we perform an internal assessment to determine if a probable impairment reserve is required for the account based on our experience in the related asset class and type.

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. The methodology takes into account at a product level originating line of business (transformational or legacy), year of origination, the risk-rating migration of the loans, and historical default and loss history of similar products. Using this information, the methodology produces a range of possible reserve amounts by product type. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model as well as market and economic data and management judgment. We consider relevant factors related to individual product types and will also consider, when appropriate, changes in lending practices, changes in business or economic conditions, changes in the nature and volume of loans, changes in staffing or management, changes in the quality of our results from loan reviews, changes in collateral values, concentration risks, and other external factors such as legal or regulatory matters relevant to management’s assessment of required reserve levels. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve is outside the range determined through the quantitative framework with respect to a given product type.

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

In our evaluation of the quantitatively-determined range and the adequacy of the allowance at September 30, 2013, we considered a number of factors for each product that included, but were not limited to, the following:

•
for the commercial portfolio, the pace of growth in the commercial loan sector, portfolio credit performance, impact of competition on loan structures, the existence of larger individual credits and specialized industry concentrations, the average age of the loans in the portfolio, comparison of our default rates to overall U.S. industry averages at industry subsets, default emergence from recent years compared to historical stressed periods, results of "back testing" of model results versus actual recent charge-off history, nonperforming loan inflows and other portfolio trends, as well as general macroeconomic indicators, such as GDP, employment trends and manufacturing activity, which still are susceptible to sustainability risk;

•
for the commercial real estate portfolio, the potential impact of general commercial real estate trends, particularly occupancy and leasing rate trends, charge-off severity, nonperforming loan inflows, default likelihood in our book versus the general U.S. averages, default emergence from recent years compared to historical stressed periods, results of "back testing" of model results versus recent charge-off history, collateral value changes in commercial real estate, and the impact that a negative general macroeconomic condition could have on this sector;

•	for the construction portfolio, construction employment, industry experience on construction loan losses, and construction spending rates;

•	and for the residential, home equity, and personal portfolios, home price indices and delinquency rates, and general economic conditions which impact these products.

In determining our September 30, 2013 reserve levels, we established a general reserve level which was higher than our model's output range, in total. This judgment was influenced primarily by recent indicators in our transformational commercial portfolio, specifically, (i) larger loan sizes in the portfolio which can cause volatility, (ii) the impact of competition on loan structures, and (iii) a slight degradation in the portfolio's weighted average risk rating. At the same time, management's qualitative upward adjustment to the model output with respect to the transformational commercial real estate portfolio decreased from prior periods as a result of improving portfolio attributes (including a decrease in weighted average risk rating, loss given default and criticized and non-performing loan inflows) and improvement evident in the commercial real estate markets.

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

Management evaluates the adequacy of the allowance for loan losses and reviews the allowance for loan losses and the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of September 30, 2013, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including those loans not yet identifiable).

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

Table 23
Allowance for Loan Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Quarters Ended
	2013			2012
	September 30	June 30	March 31	December 31	September 30
Change in allowance for loan losses:
Balance at beginning of period	$148,183	$153,992	$161,417	$166,859	$174,302
Loans charged-off:
Commercial	(7,285)	(2,372)	(11,146)	(10,388)	(4,062)
Commercial real estate	(1,706)	(8,725)	(7,566)	(8,105)	(16,790)
Construction	—	—	70	30	64
Residential real estate	(395)	(783)	(436)	(621)	(299)
Home equity	(2,146)	(334)	(374)	(1,640)	(1,001)
Personal	(893)	(2,776)	(5)	(612)	(1,006)
Total charge-offs	(12,425)	(14,990)	(19,457)	(21,336)	(23,094)
Recoveries on loans previously charged-off:
Commercial	1,301	459	396	947	919
Commercial real estate	366	141	1,364	2,133	544
Construction	7	25	9	16	594
Residential real estate	7	2	2	106	7
Home equity	135	199	61	52	117
Personal	142	46	52	43	229
Total recoveries	1,958	872	1,884	3,297	2,410
Net charge-offs	(10,467)	(14,118)	(17,573)	(18,039)	(20,684)
Provisions charged to operating expense	7,797	8,309	10,148	12,597	13,241
Balance at end of period	$145,513	$148,183	$153,992	$161,417	$166,859
Allowance as a percent of loans at period end	1.40%	1.47%	1.53%	1.59%	1.73%
Average loans, excluding covered assets	$10,268,910	$10,070,194	$10,116,719	$9,890,102	$9,508,258
Ratio of net charge-offs (annualized) to average loans outstanding for the period	0.40%	0.56%	0.70%	0.73%	0.87%
Allowance for loan losses as a percent of nonperforming loans	128%	122%	120%	116%	93%

Charge-offs declined to $12.4 million for the third quarter 2013, from $23.1 million for the year ago period and $15.0 million for the prior quarter. Commercial and commercial real estate comprised 72% of total charge-offs in the third quarter 2013, reflecting the concentration of the overall loan portfolio in these product types. Of total charge-offs for third quarter 2013, $8.6 million related to five borrowers, of which $4.0 million related to legacy loans and were primarily commercial.

The allowance for loan losses declined $15.9 million to $145.5 million at September 30, 2013 from $161.4 million at December 31, 2012. The decline in the overall allowance from December 31, 2012 was primarily driven by a 38% reduction in specific reserves due to declining impaired loans and, to a lesser extent, the rotation of the loan portfolio mix into commercial and industrial. As a result of these factors, the provision for loan losses for the quarter declined to $7.8 million compared to $8.3 million for the prior quarter and $13.2 million for third quarter 2012. The allowance for loan losses to total loans ratio was 1.40% at September 30, 2013, down from 1.59% as of December 31, 2012. There is no assurance that the balance of the allowance for loan losses will continue to decline in coming quarters.

The following table presents our allocation of the allowance for loan losses by loan category at the dates shown.

Table 24
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	September 30, 2013	% of Total	December 31, 2012	% of Total
Commercial	$78,066	53	$63,709	39
Commercial real estate	47,974	33	73,150	45
Construction	3,314	2	2,434	2
Residential real estate	8,165	6	9,696	6
Home equity	5,186	4	6,797	4
Personal	2,808	2	5,631	4
Total	$145,513	100%	$161,417	100%
Specific reserve	$26,698	18%	$43,390	27%
General allocated reserve	$118,815	82%	$118,027	73%
Recorded Investment in Loans:
Ending balance, specific reserve	$145,629		$199,760
Ending balance, general allocated reserve	10,263,814		9,940,222
Total loans at period end	$10,409,443		$10,139,982

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance was relatively flat during the period, increasing from $118.0 million at December 31, 2012 to $118.8 million at September 30, 2013, and increased to 82% of total allowance compared to 73% of total allowance at December 31, 2012. The increase in the general allocated reserve was influenced by a combination of loan growth during the period, continued rotation of the portfolio mix into commercial and industrial, and the impact of recent degradation of framework loss factors.

Specific Component of the Allowance

At September 30, 2013, the specific component of the allowance decreased by $16.7 million to $26.7 million from $43.4 million at December 31, 2012. The specific reserve requirements are the summation of the reserves on the impaired individual reserves analyzed on an account by account basis at the balance sheet date, which are largely influenced by collateral values. Our impaired loans are primarily collateral-dependent with such loans totaling $131.0 million of the total $145.6 million in impaired loans at September 30, 2013. As a result of a lower level of nonperforming loans, the related reserves have declined in nine months ended September 30, 2013.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the nine months ended September 30, 2013, our reserve for unfunded commitments increased $844,000 from December 31, 2012 to $8.2 million. The balance of the increase resulted from higher unfunded commitment levels, an increase in the likelihood of certain product categories to draw on unused lines and loss factor adjustments. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $4.8 billion and $4.6 billion at September 30, 2013 and 2012, respectively. At September 30, 2013, unfunded commitments with maturities of less than one year approximated $1.5 billion. For further information on our unfunded commitments, refer to Note 15 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

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

The carrying amounts of covered assets as of September 30, 2013 and December 31, 2012 are presented in the following table.

Table 25
Covered Assets
(Amounts in thousands)

	September 30, 2013	December 31, 2012
Commercial loans	$15,357	$21,046
Commercial real estate loans	56,685	82,820
Residential mortgage loans	37,967	42,529
Consumer installment and other loans	3,993	4,706
Foreclosed real estate	16,104	24,395
Asset in lieu	11	11
Estimated loss reimbursement by the FDIC	9,966	18,709
Total covered assets	140,083	194,216
Allowance for covered loan losses	(21,653)	(24,011)
Net covered assets	$118,430	$170,205

Total net covered assets declined by $51.8 million, or 30%, from $170.2 million at December 31, 2012 to $118.4 million at September 30, 2013. The reduction was mainly attributable to $28.4 million in principal paydowns, net of advances, as well as the impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, loss claims paid by the FDIC contributed to the reduction as we collected on the estimated loss reimbursement by the FDIC ("the FDIC indemnification receivable"). The allowance for covered loan losses declined by $2.4 million to $21.7 million at September 30, 2013 from $24.0 million at December 31, 2012 and is attributable to a lower level of outstanding covered loans at September 30, 2013 compared to year end 2012. As of September 30, 2013, the FDIC had reimbursed the Company $116.4 million in losses under the loss share agreement. The remaining balance of our FDIC indemnification receivable is $10.0 million at September 30, 2013 with the value adjusted quarterly in accordance with applicable accounting requirements.

The following table presents covered loan delinquencies and nonperforming covered assets as of September 30, 2013 and December 31, 2012 and excludes purchased impaired loans which are accounted for on a pool basis. Since each purchased impaired pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because we are recognizing interest income on each pool of such loans, they are all considered to be performing. Covered assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

Table 26
Past Due Covered Loans and Nonperforming Covered Assets
(Amounts in thousands)

	September 30, 2013	December 31, 2012
30-59 days past due	$1,620	$1,870
60-89 days past due	2,100	1,400
90 days or more past due and still accruing	—	—
Nonaccrual	17,622	18,242
Total past due and nonperforming covered loans	21,342	21,512
Foreclosed real estate	16,104	24,395
Total past due and nonperforming covered assets	$37,446	$45,907

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

The Bank’s principal sources of funds are client deposits, including large institutional deposits, brokered time deposits, wholesale borrowings, and cash from operations. The Bank’s principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage liquidity risk and interest rate risk. The primary sources of funding for the Holding Company include dividends when received from its bank subsidiary, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt, as well as equity. Further, in September 2013, the Company entered into a 364-day revolving line of credit (the "Facility") with a group of commercial banks allowing borrowings of up to $60.0 million. At September 30, 2013, no amounts have been drawn on the Facility. Net liquid assets at the Holding Company totaled $61.4 million at September 30, 2013 and $78.0 million at December 31, 2012.

We consider client deposits our core funding source. At September 30, 2013, 81% of our total assets were funded by client deposits, compared to 84% at December 31, 2012. We define client deposits as all deposits other than traditional brokered time deposits and non-client CDARS® (as described in the footnotes to Table 27 below). While we expect overall liquidity in the banking system to remain high while the economy recovers and market factors improve, the level of our client deposits may fluctuate significantly based on client needs and other economic, market or regulatory factors, including deposit insurance limits. If client deposits decline due to any of these factors, we would expect to utilize other external sources of liquidity, including wholesale funding.

Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts which are typically larger than retail accounts. We have built a suite of deposit and cash management products and services that support our efforts to attract and retain corporate client accounts, resulting in a concentration of large deposits in our funding base. At September 30, 2013, we had 26 client relationships in which each had $50 million or more in total deposits, totaling $3.3 billion, or 28% of total deposits. Of these client relationships, 14 relationships had more than $75 million in deposits. In comparison, at December 31, 2012, we had 27 client relationships in which each had $50 million or more in total deposits, totaling $3.6 billion, or 30% of total deposits. At both periods, over half of the deposits of $50 million or greater were from financial services-related businesses, including omnibus accounts from broker-dealer and mortgage companies representing underlying accounts of their customers some of which may be eligible for pass-through deposit insurance limits.

Our ten largest depositor accounts totaled $2.3 billion or 19% of total deposits, at September 30, 2013. Commercial deposits are held in various deposit products we offer, including interest-bearing and noninterest-bearing demand deposits, CDARS®, savings and money market accounts. The CDARS® deposit program allows clients to obtain greater FDIC deposit insurance for time deposits in excess of the FDIC insurance limits. Through our community banking and private wealth groups, we offer a variety of personal banking products, including checking, savings and money market accounts and CDs, which serve as an additional source of client deposits.

We take deposit concentration risk into account in managing our liquid asset levels. Liquid assets refer to cash on hand, federal funds sold and securities. Net liquid assets represent the sum of the liquid asset categories less the amount of such assets pledged to secure public funds, certain deposits that require collateral and for other purposes as required or permitted by law. Net liquid assets at the Bank were $2.4 billion and $2.7 billion at September 30, 2013 and December 31, 2012, respectively. We had higher net liquid assets at the Bank at December 31, 2012 in part due to an increase in client deposits that can be typical towards year end and uncertainty relating to the potential for deposit outflows resulting from the expiration of the unlimited FDIC deposit insurance on noninterest-bearing deposit accounts at December 31, 2012.

We experienced some client deposit outflows during the nine months ended September 30, 2013 and have experienced a corresponding decline in liquid assets as well. We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, selectively purchase securities and investments, and opportunistically pay down wholesale funds.

While we first look toward internally generated deposits as our funding source, we also utilize wholesale funding, including brokered time deposits, as needed to enhance liquidity and to fund asset growth. Brokered time deposits are deposits that are sourced from external and unrelated financial institutions by a third party. Brokered time deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. Our asset/liability management policy currently limits our use of brokered time deposits, excluding client CDARS®, to levels no more than 25% of total deposits, and total brokered time deposits to levels no more than 40% of total deposits. Brokered time deposits exclusive of client CDARS® were 5% and 3% of total deposits at September 30, 2013 and December 31, 2012, respectively.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $74.3 million from the nine months ended September 30, 2012 to $205.7 million for the nine months ended September 30, 2013. Cash flows from investing activities reflect the impact of loans and investments acquired for our interest-earning asset portfolios and asset maturities and sales. For the nine months ended September 30, 2013, net cash used in investing activities was $496.3 million, compared to $677.1 million for the prior year period. This change in cash flows primarily represents larger amounts of cash redeployed towards the funding of loans in the nine months ended September 30, 2012 than the current period. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash used in financing activities for the nine months ended September 30, 2013 was $222.8 million, compared to net cash provided by financing activities of $798.4 million for the prior year period. The current period financing cash flows primarily represents the decline in deposits from the prior year end, offset by a net increase in FHLB advances of $120.0 million for the nine months ended September 30, 2013.

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

Table 27
Deposits
(Dollars in thousands)

	September 30, 2013	% of Total	December 31, 2012	% of Total	% Change in Balances
Noninterest-bearing deposits	$3,106,986	26	$3,690,340	30	-16
Interest-bearing demand deposits	1,183,471	10	1,057,390	9	12
Savings deposits	260,822	2	310,188	3	-16
Money market accounts	4,517,235	38	4,602,632	38	-2
Brokered time deposits:
Traditional	548,429	5	382,833	3	43
Client CDARS® (1)	755,167	7	610,622	5	24
Non-client CDARS® (1)	—	—	—	—	—
Total brokered time deposits	1,303,596	12	993,455	8	31
Time deposits	1,460,446	12	1,519,629	12	-4
Total deposits	$11,832,556	100	$12,173,634	100	-3
Client deposits (2)	$11,284,127	95	$11,790,801	97	-4

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

Total deposits at September 30, 2013 decreased by $341.1 million from year end 2012, primarily driven by a 16% decline in noninterest-bearing demand deposits and was somewhat offset by a 31% , or $310.1 million increase in brokered time deposits (including client CDARS®). A number of factors contributed to the decrease in noninterest-bearing demand deposits, including movement to interest-bearing products, a category in which balances increased 12% from December 31, 2012; expiration of the unlimited guarantee program, and client usage. The deposit balances of our commercial clients may fluctuate depending on their cash management and liquidity needs. Client deposits as a percentage of total deposits were 95% and 97% of deposits at September 30, 2013 and December 31, 2012, respectively. The deposit to loan ratio was 113.7% at September 30, 2013 compared to 120.1% at December 31, 2012.

Brokered time deposits totaled $1.3 billion at September 30, 2013, up $310.0 million from December 31, 2012. Brokered time deposits fluctuate based upon the Bank's general funding needs related to deposits, loans and other funding needs. Brokered time deposits at September 30, 2013 included $755.2 million in client-related CDARS®. Brokered time deposits, excluding client CDARS®, increased by $165.6 million from the prior year end and were 5% of total deposits at September 30, 2013 and 3% of total deposits December 31, 2012.

Public balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public customers to pledge collateral, primarily securities, in support of the balances on account. These relationships may provide cross-sell opportunities with treasury management, as well as other business referral opportunities. At September 30, 2013, we had public funds on account totaling $1.1 billion, of which approximately 21% were collateralized with securities. At December 31, 2012, public fund balances totaled $961.1 million. Changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following table presents our brokered and time deposits as of September 30, 2013, with scheduled maturity dates during the period specified.

Table 28
Scheduled Maturities of Brokered and Time Deposits
(Amounts in thousands)

	Brokered	Time	Total
Year Ended December 31, 2013
Fourth quarter	$499,908	$313,223	$813,131
2014	605,088	651,573	1,256,661
2015	171,202	366,106	537,308
2016	27,398	21,175	48,573
2017	—	65,484	65,484
2018 and thereafter	—	42,885	42,885
Total	$1,303,596	$1,460,446	$2,764,042

The following table presents our brokered and time deposits of $100,000 or more as of September 30, 2013, which are expected to mature during the period specified.

Table 29
Maturities of Brokered and Time Deposits of $100,000 or More
(Amounts in thousands)

September 30, 2013
Maturing within 3 months	$715,569
After 3 but within 6 months	346,052
After 6 but within 12 months	673,456
After 12 months	686,416
Total	$2,421,493

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

Short-term and Secured Borrowings and Long-term Debt

Short-term borrowings at September 30, 2013 and December 31, 2012 consisted primarily of FHLB advances that mature in one year or less. We may continue to use FHLB advances to meet our funding needs although we may choose to use brokered deposits as an alternative depending on cost and certain other factors.

The following table provides a comparison of short-term borrowings by category for the periods presented.

Table 30
Short-term Borrowings
(Dollars in thousands)

	September 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$125,000	0.13%	$5,000	4.96%
Other Information:
Weighted average remaining maturity of FHLB advances at period end	1 day		6 months
Unused FHLB advances availability	$694,046		$999,722
Unused overnight federal funds availability (1)	$525,000		$385,000
Borrowing capacity through the Federal Reserve Bank’s ("FRB") discount window’s primary credit program (2)	$649,347		$688,608

(1)	Our total availability of overnight federal fund borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of September 30, 2013, these loan participation agreements totaled $6.4 million. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition.

Long-term debt, which is comprised of junior subordinated debentures, subordinated debt, and the long-term portion of FHLB advances, totaled $499.8 million at September 30, 2013 and December 31, 2012. The earliest scheduled maturity of long term-debt is $2.0 million of FHLB advances due in December 2014.

On October 24, 2013, the $120.0 million outstanding balance of the Bank’s subordinated debt facility due September 2015 was repaid in full out of available cash. We replaced the funding provided by the subordinated debt facility, which had a weighted average rate of 3.8% for the nine months ended September 30, 2013, with lower-costing client deposits, brokered time deposits, and FHLB borrowings. We opportunistically repaid this facility prior to maturity because only 20% of the outstanding balance, or $24.0 million, qualified as Tier 2 capital at September 30, 2013.

In addition to on-balance sheet funding and other liquid assets such as cash and investment securities, we maintain access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day while others require advance notice. Funds that are immediately accessible include Federal Fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Availability of Federal Fund lines fluctuate based on market conditions and counterparty relationship strength. Unused overnight Fed Funds borrowings available for use totaled $525.0 million and $385.0 million, respectively, at September 30, 2013 and December 31, 2012, respectively.

We also had borrowing capacity of $819.4 million with the FHLB Chicago at September 30, 2013, of which $694.0 million was available, subject to the availability of acceptable collateral to pledge. This borrowing source may be utilized by the Bank for short-term funding needs, including overnight advances as well as long-term funding needs.

Repurchase agreements ("Repos") are also an immediate source of funding in which we pledge assets to a counterparty against which we can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer, but are regarded as short-term in nature.

The discount window at the FRB is an additional source of overnight funding is the discount window at the FRB. We maintain access to the discount window by pledging loans as collateral to the FRB. Funding availability is primarily dictated by the amount of loans pledged, but also impacted by the margin applied to the loans by the FRB. The amount of loans pledged to the FRB can fluctuate due to the availability of loans eligible under the FRB’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria. At September 30, 2013, we had $649.3 million in borrowing capacity through the FRB discount window’s primary credit program compared to $688.6 million at December 31, 2012.

CAPITAL

Equity totaled $1.3 billion at September 30, 2013, increasing by $66.5 million compared to December 31, 2012, and is primarily due to net income for the nine months ended September 30, 2013 of $89.2 million, offset by a $29.7 million decline in accumulated other comprehensive income, net of tax, which is mainly associated with a decline in market values on our available-for-sale investment portfolio due to a rise in interest rates starting in the latter part of the second quarter 2013.

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

Table 31
Capital Measurements
(Dollars in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For "Well Capitalized" under FDICIA
	September 30, 2013	December 31, 2012	Ratio	Excess Over Regulatory Minimum at 9/30/13	Ratio	Excess Over "Well Capitalized" under FDICIA at 9/30/13
Regulatory capital ratios:
Total risk-based capital:
Consolidated	13.48%	13.17%	8.00%	$691,827	n/a	n/a
The PrivateBank	12.80	12.34	n/a	n/a	10.00%	$353,315
Tier 1 risk-based capital:
Consolidated	11.05	10.51	4.00	889,957	n/a	n/a
The PrivateBank	11.36	10.69	n/a	n/a	6.00	675,554
Tier 1 leverage:
Consolidated	10.30	9.50	4.00	853,281	n/a	n/a
The PrivateBank	10.59	9.67	n/a	n/a	5.00	755,801

Other capital ratios (consolidated) (1):
Tier 1 common equity to risk-weighted assets (2)	9.11	8.52
Tangible common equity to tangible assets	8.49	7.88

(1)	Ratios are not subject to formal FRB regulatory guidance and are non-U.S. GAAP financial measures. Refer to Table 32, "Non-U.S. GAAP Financial Measures" for a reconciliation to U.S. GAAP presentation.

(2)	Does not give effect to the final Basel III capital rules adopted and issued by the Federal Reserve Board in July 2013.

n/a	Not applicable.

As of September 30, 2013, all of our $244.8 million of outstanding junior subordinated debentures ("Debentures") held by trusts that issued trust preferred securities are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital as defined under FRB regulations currently in effect. At September 30, 2013, the Company's trust preferred securities as a percent of Tier 1 capital were less than 20%. Under the final regulatory capital rules issued in July 2013, as further discussed in the following "Newly Issued Regulatory Capital Rules" section, the Tier 1 capital treatment for the Company's trust preferred securities will be grandfathered, subject to the 25% limitation of Tier 1 capital. In the event we make an acquisition and the resulting organization has total consolidated assets of $15 billion or more, the Tier 1 capital treatment for these instruments will be subject to the phase-out schedule for bank holding companies with greater than $15 billion in total assets. All of our outstanding trust preferred securities are callable by us and we may, from time to time, redeem some or all of these securities with internal resources or with other instruments, or depending on market conditions and other factors, we may seek to replace all or some of our trust preferred securities with other Tier 1 qualifying capital.

Of the $120.0 million in outstanding principal balance of the Bank's subordinated debt facility at September 30, 2013, 20%, or $24.0 million, qualified as Tier 2 capital. On October 24, 2013, the Bank repaid the full $120.0 million outstanding which did not impact its capital classification of Well Capitalized under current regulatory guidelines. On a proforma basis, after giving effect for the subordinated debt repayment, the total risk-based capital ratio at September 30, 2013 was 13.29% for the Company and 12.61% for the Bank. All of the $125.0 million in outstanding principal balance of the Company's subordinated debt at September 30, 2013 and December 31, 2012 qualified as Tier 2 capital.

For a full description of our Debentures and subordinated debt, refer to Notes 9 and 10 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

Regulatory Capital Rules Issued In July 2013

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

Given our current capital position and the grandfathering of our existing trust preferred securities and our expectation that we will continue to generate capital through earnings, we do not currently anticipate significant changes to our business strategy in order to achieve compliance with these capital rules. In evaluating the potential impact of the final rules on us, we have focused primarily on the following:

•	The Tier 1 capital treatment of our existing $244.8 million in trust preferred securities is grandfathered in under the rules unless we pursue balance sheet growth through acquisitions.

•	The rules provide for an increased risk weighting on unfunded commitments of less than one year from zero percent to 20 percent unless the commitments are unconditionally cancellable at any time.

•	The rules provide for higher risk weighting on certain derivatives including the removal of the existing 50% cap and the inclusion of certain derivatives depending on investment grade.

•	The rules provide for an increased risk weighting on certain non-performing loans from 100 percent to 150 percent.

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

Dividends

We declared dividends of $0.01 per common share during the third quarter 2013, unchanged from 2012. Based on the closing stock price at September 30, 2013 of $21.40, the annualized dividend yield on our common stock was 0.19%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 2.38% for the third quarter 2013 compared to 3.70% for the third quarter 2012. We have no current plans to seek to raise dividends on our common stock.

For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the "Supervision and Regulation" and "Risk Factors" sections of our 2012 Annual Report on Form 10-K.

Stock Repurchases and Issuances and Conversion of Nonvoting Common Stock

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. During the third quarter 2013, we repurchased 1,325 shares with an average value of $22.71 per share.

During first quarter 2013, the Company began issuing shares from treasury upon the exercise of stock options, granting of restricted stock awards and the settlement of share unit awards pursuant to its share-based compensation plans. At September 30, 2013, the Company held 313,000 shares in the treasury and 947,000 at December 31, 2012. The reduction in shares held is primarily attributable to the annual granting of restricted stock awards in February 2013 as part of the Company's 2012 annual incentive and 2013 long-term incentive programs. Prior to 2013, the Company issued new shares to fulfill its obligation to settle share-based awards.

During the second quarter 2013, holders of our nonvoting common stock sold 1.95 million shares of our nonvoting common stock and, upon settlement, were converted to shares of voting common stock on a one for one basis in accordance with their terms. At September 30, 2013, 1.59 million shares of nonvoting common stock remained outstanding.

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
Table 32
Non-U.S. GAAP Financial Measures
(Dollars in thousands, except per share data)
(Unaudited)

	Quarters Ended
	2013			2012
	September 30	June 30	March 31	December 31	September 30
Taxable-equivalent net interest income
U.S. GAAP net interest income	$105,835	$103,732	$103,040	$104,803	$105,408
Taxable-equivalent adjustment	818	805	784	765	729
Taxable-equivalent net interest income (a)	$106,653	$104,537	$103,824	$105,568	$106,137

Average Earning Assets (b)	$13,154,557	$12,858,942	$13,026,571	$13,115,687	$12,420,769

Net Interest Margin ((a)annualized) / (b)	3.18%	3.22%	3.19%	3.16%	3.35%

Net Revenue
Taxable-equivalent net interest income (a)	$106,653	$104,537	$103,824	$105,568	$106,137
U.S. GAAP non-interest income	27,773	29,009	30,468	29,454	27,837
Net revenue (c)	$134,426	$133,546	$134,292	$135,022	$133,974

Operating Profit
U.S. GAAP income before income taxes	$54,219	$46,643	$44,188	$39,765	$38,006
Provision for loan and covered loan losses	8,120	8,843	10,357	13,177	13,509
Taxable-equivalent adjustment	818	805	784	765	729
Operating profit	$63,157	$56,291	$55,329	$53,707	$52,244

Efficiency Ratio
U.S. GAAP non-interest expense (d)	$71,269	$77,255	$78,963	$81,315	$81,730
Net revenue	$134,426	$133,546	$134,292	$135,022	$133,974
Efficiency ratio (d) / (c)	53.02%	57.85%	58.80%	60.22%	61.00%

Adjusted Net Income
U.S. GAAP net income available to common stockholders	$33,058	$28,915	$27,270	$20,040	$19,607
Amortization of intangibles, net of tax	472	473	473	411	407
Adjusted net income (e)	$33,530	$29,388	$27,743	$20,451	$20,014

Average Tangible Common Equity
U.S. GAAP average total equity	$1,257,541	$1,250,141	$1,227,628	$1,260,875	$1,356,244
Less: average goodwill	94,494	94,506	94,519	94,531	94,544
Less: average other intangibles	10,865	11,644	12,426	13,152	13,820
Less: average preferred stock	—	—	—	60,409	241,389
Average tangible common equity (f)	$1,152,182	$1,143,991	$1,120,683	$1,092,783	$1,006,491

Return on average tangible common equity ((e) annualized) / (f)	11.55%	10.30%	10.04%	7.45%	7.91%

Non-U.S. GAAP Financial Measures (Continued)

	Nine Months Ended September 30,
	2013	2012
Taxable-equivalent net interest income
U.S. GAAP net interest income	$312,607	$315,130
Taxable-equivalent adjustment	2,407	2,109
Taxable-equivalent net interest income (a)	$315,014	$317,239

Average Earning Assets (b)	$13,013,825	$12,123,534

Net Interest Margin ((a) annualized) / (b)	3.19%	3.44%

Net Revenue
Taxable-equivalent net interest income (a)	$315,014	$317,239
U.S. GAAP non-interest income	87,250	81,587
Net revenue (c)	$402,264	$398,826

Operating Profit
U.S. GAAP income before income taxes	$145,050	$92,652
Provision for loan and covered loan losses	27,320	58,248
Taxable-equivalent adjustment	2,407	2,109
Operating profit	$174,777	$153,009

Efficiency Ratio
U.S. GAAP non-interest expense (d)	$227,487	$245,817
Net revenue (c)	$402,264	$398,826
Efficiency ratio (d) / (c)	56.55%	61.64%

Adjusted Net Income
U.S. GAAP net income available to common stockholders	$89,243	$44,488
Amortization of intangibles, net of tax	1,419	1,215
Adjusted net income (e)	$90,662	$45,703

Average Tangible Common Equity
U.S. GAAP average total equity	$1,245,214	$1,334,671
Less: average goodwill	94,506	94,556
Less: average other intangibles	11,640	14,387
Less: average preferred stock	—	240,996
Average tangible common equity (f)	$1,139,068	$984,732

Return on average tangible common equity ((e) annualized) / (f)	10.67%	6.2%

Non-U.S. GAAP Financial Measures (Continued)

	2013			2012
	September 30	June 30	March 31	December 31	September 30
Tier 1 Common Capital
U.S. GAAP total equity	$1,273,688	$1,233,040	$1,232,065	$1,207,166	$1,363,440
Trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: accumulated other comprehensive income, net of tax	18,323	14,180	44,285	48,064	55,818
Less: goodwill	94,484	94,496	94,509	94,521	94,534
Less: other intangibles	10,486	11,266	12,047	12,828	13,500
Tier 1 risk-based capital	1,395,188	1,357,891	1,326,017	1,296,546	1,444,381
Less: preferred stock	—	—	—	—	241,585
Less: trust preferred securities	244,793	244,793	244,793	244,793	244,793
Tier 1 common capital (g)	$1,150,395	$1,113,098	$1,081,224	$1,051,753	$958,003

Tangible Common Equity
U.S. GAAP total equity	$1,273,688	$1,233,040	$1,232,065	$1,207,166	$1,363,440
Less: goodwill	94,484	94,496	94,509	94,521	94,534
Less: other intangibles	10,486	11,266	12,047	12,828	13,500
Tangible equity (h)	1,168,718	1,127,278	1,125,509	1,099,817	1,255,406
Less: preferred stock	—	—	—	—	241,585
Tangible common equity (i)	$1,168,718	$1,127,278	$1,125,509	$1,099,817	$1,013,821

Tangible Assets
U.S. GAAP total assets	$13,869,140	$13,476,493	$13,372,230	$14,057,515	$13,278,554
Less: goodwill	94,484	94,496	94,509	94,521	94,534
Less: other intangibles	10,486	11,266	12,047	12,828	13,500
Tangible assets (j)	$13,764,170	$13,370,731	$13,265,674	$13,950,166	$13,170,520

Risk-weighted Assets (k)	$12,630,779	$12,294,375	$12,164,677	$12,337,398	$11,804,578

Period-end Common Shares Outstanding (l)	77,680	77,630	77,649	77,115	72,436

Ratios:
Tier 1 common equity to risk-weighted assets (g) / (k)	9.11%	9.05%	8.89%	8.52%	8.12%
Tangible equity to tangible assets (h) / (j)	8.49%	8.43%	8.48%	7.88%	9.53%
Tangible equity to risk-weighted assets (h) / (k)	9.25%	9.17%	9.25%	8.91%	10.63%
Tangible common equity to tangible assets (i) / (j)	8.49%	8.43%	8.48%	7.88%	7.70%
Tangible book value (i) / (l)	$15.05	$14.52	$14.49	$14.26	$14.00

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

The majority of our interest-earning assets are floating rate instruments. At September 30, 2013, approximately 75% of the total loan portfolio is indexed to LIBOR, 18% of the total loan portfolio is indexed to the prime rate, and another 2% of the total loan portfolio otherwise adjusts with other reference interest rates. Of the $6.9 billion in loans maturing after one year with a floating interest rate, $1.4 billion are subject to interest rate floors, of which 91% are in effect at September 30, 2013 and are reflected in the interest sensitivity analysis below. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed rate loans and securities and interest rate swaps.

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

Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. We periodically review and adjust these assumptions based on various internal and external factors including balance sheet changes, product offerings, product mix, external micro- and macro-economic factors, anticipated client behavior and anticipated Company and market pricing behavior. The majority of our deposits are from commercial clients, many of which tend to be large accounts, and it is particularly difficult to predict the deposit flows and pricing sensitivity of these depositors in a rising rate environment.

The decrease in the overall interest rate sensitivity, as measured by income simulations, from the prior year end, as reflected in the table below, is primarily due to a $583 million decrease in noninterest-bearing demand deposits over that time. A reduction in noninterest-bearing demand deposits decreases our overall interest rate sensitivity because they fund rate-responsive assets but are not themselves sensitive to interest rates. In addition, through the first three quarters of 2013, overall short-term cash balances on deposit with the Federal Reserve decreased, while loans and investments increased. The reduction in cash and an increase in the investment portfolio and loans represent a rotation into assets that, in aggregate, are less rate sensitive than short-term cash. That is because, while investments and loan assets are rate sensitive, they are less so than cash on deposit with the Federal Reserve which deposits reprice daily and are therefore inherently interest rate sensitive. Further, borrowings have increased since December 31, 2012, comprised primarily of short-term FHLB advances, which further offset overall asset sensitivity. Taken together, a reduction in highly rate sensitive assets, and a rotation out of non-sensitive liabilities and into rate sensitive liabilities produced a decrease in overall rate sensitivity.

We recently re-categorized certain deposits and loans in our modeling in an effort to allow us to analyze and consider their interest rate sensitivity on a more granular and tailored level. In conjunction with such newly defined categories, during the third quarter, we updated and revised the assumptions related to some of our deposits, such as sensitivity to interest rates related to deposit pricing. The cumulative impact of these changes slightly decreased overall asset sensitivity (primarily due to the expectation that larger-sized deposits will be more interest rate sensitive than smaller-sized deposits). We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling. Based on the modeling and underlying assumptions, the Company remains in an asset sensitive position and the illustrative model indicates we would benefit from a rise in interest rates.

The following table shows the estimated impact of an immediate change in interest rates as of September 30, 2013 based on our current simulation modeling assumptions and as of December 31, 2012, as previously reported in our 2012 Annual Report on Form 10-K.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
September 30, 2013
Dollar change	$(6,139)	$14,056	$26,421	$56,465	$89,804
Percent change	-1.6%	3.6%	6.7%	14.3%	22.7%
December 31, 2012
Dollar change	$(13,496)	$20,240	$40,417	$82,421	$127,855
Percent change	-3.5%	5.3%	10.6%	21.6%	33.6%

The estimated impact to our net interest income over a one-year period is reflected in dollar terms and percentage change. As an example, this table illustrates that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on September 30, 2013, net interest income would increase by $26.4 million or 6.7% over a twelve-month period, as compared to a net interest income increase of $40.4 million, or 10.6% if there had been an instantaneous parallel shift of +100 basis points at December 31, 2012.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois known as Maas vs. Marek et. al. There have been no material developments during the third quarter 2013 in this lawsuit. For more information, please see Item 1. Legal Proceedings of Part II of the Company's Form 10-Q for the quarter ended June 30, 2013. Although this litigation is in the early stages and we are not able to predict the likelihood of an adverse outcome, we currently anticipate that ultimate resolution of this matter will not have a material adverse impact on our financial condition or results of operations.

As of September 30, 2013, there were various other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company's monthly common stock purchases during the quarter ended September 30, 2013, which are solely in connection with the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock and stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1 - July 31, 2013	1,000	$22.74	—	—
August 1 - August 31, 2013	114	24.14	—	—
September 1 - September 30, 2013	211	21.79	—	—
Total	1,325	$22.71	—	—

(1)	Does not include shares forfeited by departing employees that were surrendered pursuant to the terms of non-compete provisions.

Unregistered Sale of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents
3.1
Restated Certificate of Incorporation of PrivateBancorp, Inc., dated August 6, 2013 is incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-34006) filed on August 7, 2013.

3.2	Amended and Restated By-laws of PrivateBancorp, Inc. are incorporated herein by reference to Exhibit 3.5 to the Annual Report on Form 10-K (File No. 001-34066) filed on March 1, 2010.

3.3	Amendment to Amended and Restated By-laws of PrivateBancorp, Inc., is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34066) filed on May 24, 2013.

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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 4, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
Date: November 4, 2013