Form 10-K
period 2013-12-31
PRIVATEBANCORP, INC
filed 2014-02-26
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2013, determined using a per share closing price on that date of $21.22, as quoted on The Nasdaq Stock Market, was $1,476,857,274.
As of February 21, 2014, there were 76,132,040 shares of the issuer’s voting common stock, without par value, outstanding and 1,584,879 non-voting common shares, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

Beginning in late 2007, we hired a team of experienced middle market bankers and, under the leadership of our current chief executive officer, initiated a strategic plan to transform the organization into a leading middle market commercial bank. Since then, we have added over 1,300 new client relationships, shifted the composition of our loan portfolio from 19% commercial and industrial and 66% commercial real estate and construction at December 31, 2007 to 67% commercial and industrial and 27% commercial real estate and construction at December 31, 2013. Over this period, total assets have grown from $5.0 billion at December 31, 2007 to $14.1 billion at December 31, 2013, with total loans up from $4.2 billion at December 31, 2007 to $10.6 billion at December 31, 2013. To support the growth and capital requirements of the organization, since December 31, 2007, we have issued $631.2 million of common stock (including the October 2012 common stock offering described below) and $143.8 million of trust preferred securities. In January 2009, the U.S. Department of the Treasury (the "U.S. Treasury") purchased $243.8 million of our preferred stock under the U.S. Treasury's Troubled Asset Relief Program ("TARP") Capital Purchase Program ("CPP"). After our return to profitability in 2011 and the continued strengthening of our balance sheet in 2012, we repurchased all of the preferred stock, and related warrants, held by the U.S. Treasury in October 2012 using net proceeds from underwritten public offerings of $75.0 million of common stock (4.8 million shares) and $125.0 million of our 7.125% subordinated debentures due 2042, together with existing cash resources.

Since we opened for business in Chicago in 1991, we have expanded into multiple geographic markets through the creation of new banks and banking offices and the acquisition of existing banks. Today, we operate through a single banking subsidiary and have 33 offices located in ten states, primarily in the Midwest, with a majority of our business conducted in the greater Chicago market. We employed 1,116 full-time equivalent employees at December 31, 2013.

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

We leverage our model by introducing clients to a full range of lending, treasury management, and investment and capital markets products to meet their commercial needs, and private banking, trust and investment services and residential mortgage banking to meet their personal needs. Our goal is to be a trusted advisor to our clients so that we become one of their primary banks by building meaningful long-term relationships and delivering services across our entire product spectrum. Our growth strategy is primarily focused on organic growth across our lines of business. We have focused on developing new areas of specialization as part of our growth plans. We may also consider selective acquisitions from time to time to gain market share, augment our product offerings and expand our retail deposit gathering capabilities.

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

In the normal course of our business, we participate in loan transactions that involve a number of banks, primarily to maintain and build client relationships with a view to cross-selling products and originating loans for the borrowers in the future. Although we may strive to lead or co-lead the arrangement, we will also participate with other banks when we have a relationship with the borrower. Participations and syndications assist us with decreasing credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our $10.6 billion in total loans at December 31, 2013, we were party to $2.0 billion in shared national credits ("SNCs") which transactions are typically led by larger institutions. At December 31, 2013, total syndications and participations outstanding were $3.4 billion, including SNCs, and of this total, we were the lead or co-lead on transactions with $1.4 billion outstanding at year end.

Illinois, Specialty and National Commercial Banking. The Illinois commercial banking group targets primarily Illinois-based middle market clients with $10 million to $2 billion in revenue, though the majority of our clients have $20 to $500 million in revenue. Closely related to this group are select specialty banking groups focused on healthcare, architecture, engineering and construction, asset-based lending, and security alarm finance. The healthcare industry is one of the largest segments within our commercial lending business and we have a specialized niche in the assisted living, skilled nursing, and residential care segment of this industry. Loan relationships to these providers tend to be larger extensions of credit and are primarily to for-profit businesses. The architecture and engineering and construction specialties focus on companies that manage large projects. These companies are a source of funding and liquidity support through escrow accounts but tend to be minimal borrowers. We provide working capital to security alarm companies, as this business requires sizeable capital outlays. We believe it is appropriate to provide more individualized assistance to these niche clients due to their specific needs, which may differ from the needs of more general commercial clients. The specialty groups employ bankers with many years of experience in these industries and market primarily to Illinois-based businesses, many of which have a national scope. The national commercial banking group manages middle market commercial banking teams in the markets outside of Illinois in which we have branch banking operations - Atlanta, Detroit, Kansas City, Milwaukee and St. Louis. In these areas, we serve clients with $10 million to $2 billion in revenue. In our business development markets - Cleveland, Denver, Des Moines, Stamford, Grand Rapids and Minneapolis - we focus on companies with $50 million to $2 billion in revenue. During 2013, commercial and industrial loans increased $635.1 million, of which approximately $320 million was originated within the Illinois commercial banking group.

Commercial Real Estate. Our commercial real estate business focuses on the needs of commercial real estate professionals including professional commercial and residential real estate developers and investors. The majority of our clients are based within our geographic footprint, though properties financed may be located in other regions. We provide funding for construction, acquisition, redevelopment, working capital, and refinancing of retail, industrial, office and multifamily properties and student housing. Our commercial real estate specialists are located in the Chicago, Denver, Detroit, Milwaukee, Minneapolis and St. Louis markets. Given the challenges in the commercial real estate industry during the past few years, we have reduced the size of our commercial real estate portfolio largely through selective exits and workouts/sales of commercial real estate credits in order to increase our commercial and industrial focus and to a lesser extent due to loan payoffs and credits moving to permanent financing. However, we recognize the long term value in serving commercial real estate clients and will continue to provide products and services to these clients, taking appropriate risk management into account. As of December 31, 2013, commercial real estate loans as a percentage of total loans were 24%, a decrease from 26% at December 31, 2012 and 30% at December 31, 2011.

Treasury Management. We provide comprehensive services for commercial clients to manage their cash and liquidity, including receivables and payables services, reporting, reconciliation and data integration solutions and demand deposit account and/or investment options for optimizing balances. During 2013, we earned treasury management fees of $24.7 million, representing an increase of 15% over the prior year. Our clients receive a credit against treasury management fees based on an earned credit rate we apply to their non-interest bearing deposit balances. We may change that rate from time to time and this, as well as interest rate changes, could impact the balances our clients maintain in non-interest bearing accounts as well as the size of the credit they may receive. Either of these factors could cause the amount of treasury management fees to vary.

Capital Markets. We assist clients with their unique financial markets and risk management objectives by providing interest rate and foreign exchange services. With respect to interest rate hedging, we offer clients interest rate swaps, rate caps, floors and collars, rate swaptions and cancellable interest rate swaps. To assist clients with their currency management, we help clients establish foreign exchange policy, budgeting, contract negotiation, risk management and research advisory services; foreign currency wire transfers, drafts, cash letter deposits and collections; and forwards, window forwards, swaps and options. Prior to the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), these products were traded over-the-counter in a largely unregulated derivatives market. The Dodd-Frank Act significantly reformed the regulatory structure of this market and much of our capitals market business is now subject to regulatory requirements relating to mandatory clearing, trade execution, disclosure, client eligibility and reporting. See "Supervision and Regulation" for more information about

Dodd-Frank Act changes. The full impact of these regulatory changes on our capital markets activity is not yet certain, and it is possible that prospects for our capital markets business, and the potential demand for and pricing spreads on certain products we offer, may be diminished. During 2013, we earned capital market fees (including credit valuation adjustments) of $20.7 million, representing a decrease of 15% over the prior year. With clients demand for interest rate management products primarily driven by concern over interest rate changes, our capital markets transaction volume was impacted in 2013 by a stable interest rate environment.

Syndications. Our syndications team helps us to both generate fee revenue and strategically manage our loan portfolio. In larger transactions, we may underwrite loans on a best efforts basis (in which we commit to extend only a portion of the total loan commitment, pro-rata with other banks, and the borrower obtains the full credit request only if the syndications team arranges sufficient commitments from other banks) or we may fully underwrite loans (in which we lend the full amount to the client but then syndicate portions of that loan to other banks). As a result, syndications may assist us with decreasing credit exposure linked to individual client relationships and/or decreasing loan concentrations by industry, type or size. Whether syndicated on a fully underwritten or a best efforts basis, we receive an administrative agent and arranger's fee plus interest on the portion of the loan we retain.

Total syndication fee revenue was $13.4 million in 2013. While from time to time we may syndicate larger loans already on our balance sheet, syndication fees are primarily tied to loan origination activity and can therefore fluctuate from quarter to quarter. During 2013, we participated in 57 syndicated loan transactions, 51 of which we led or co-led, representing $2.5 billion in total commitments ($1.0 billion of which we retained). During 2013, our syndication fee revenue came primarily from loans originated in our Illinois Commercial Banking group (46%) and our National Commercial Banking group (29%).

Community Banking

Retail Banking. Through a network of 18 branch locations in and around Chicago, community banking provides personal and business banking and investment products and services including checking, savings, money market, certificates of deposit ("CDs"), home equity loans and lines of credit, business-specific banking and other tailored solutions. We also provide internet -based deposit services. Community banking typically targets individual clients with up to $250,000 in investable assets and lending needs of up to $3.5 million. Community banking relationship managers offer mortgage services to clients through the residential mortgage banking team. As of December 31, 2013, deposits from community banking clients comprised 14% of our total deposits compared to 12% as of December 31, 2012.

We plan to further develop our community banking platform as part of our strategy to attract core deposits, our primary funding source to support our commercial lending activities. In recent quarters, with significant liquidity in the banking system, our deposit mix has been comprised primarily of corporate accounts which tend to be considerably larger and where account balances may fluctuate significantly depending on client cash flows and investment opportunities. Our goal is to diversify our overall funding base over time in order to increase the granularity and stability of our core deposits. We may seek attractive opportunities to expand our branch network in an effort to increase retail deposits in selected markets in the greater Chicago area. Depending on market factors, we may also consider potential strategic acquisitions of bank branches or other financial institutions if we are able to negotiate transactions on financial terms acceptable to us. We also completed internet, mobile banking and website initiatives during 2013 to bolster our retail banking platform.

Residential Mortgage Banking. We offer a full range of residential mortgage loans for purchasing or refinancing 1-4 family residential properties. We generally use a correspondent model in which we originate loans, and sell the majority of these loans in the secondary market, based on the underwriting standards of investors who then service them. We make certain representations and warranties to the purchasers of the loans upon sale, many centering on the quality of our review of borrower information and underwriting processes. If we are found to have breached these representations (for example, if we did not correctly adhere to compliance requirements or the purchaser's underwriting standards), we could be required to repurchase the outstanding amount of the applicable loan. To mitigate this risk, we focus significant attention on the thoroughness of the origination processes. The losses arising from these limited recourse obligations in 2013, 2012 and 2011 were not material. We originate and retain some mortgages in our portfolio, primarily jumbo or nonconforming loans or a small number of loans which our investors ultimately decide not to purchase. We do not service loans for other entities at this time. At December 31, 2013, we employ 29 mortgage originators and we originated approximately $561.5 million of first mortgage loans during 2013. In addition, we employ nine mortgage originators who specialize in reverse mortgages and we broker reverse mortgages for sale to third parties.

The Consumer Financial Protection Bureau (the "CFPB"), which was created under Dodd-Frank Act and has broad rule-making authority for a wide range of consumer protection laws, promulgated certain rules imposing new requirements on mortgage origination, mortgage servicing, mortgage originator compensation, appraisals and disclosures which went into effect in January 2014. These new rules have significantly impacted the mortgage industry, have increased the cost of doing business, and have limited the types of mortgage products we offer. We currently expect the majority of mortgages the Bank originates and sells will qualify for the regulatory safe harbor under the new ability to repay rules, although we do plan to offer mortgages under certain underwriting criteria to borrowers who the Bank has determined have the ability to repay those loans, but whose loans do not satisfy the safe harbor requirements. See "Supervision and Regulation" for additional information about the implications of Dodd-Frank Act changes.

Small-Business Banking. Small-business banking responds to the personal and corporate banking needs of small businesses, as well as their owners and executives, while targeting commercial clients with business revenue up to $10 million. This group offers commercial lending and treasury management services and products similar to those of our commercial banking group, but on a smaller scale, this group operates primarily through a Chicago-based team. We may consider further expansion in other regions. Our strategy for small-business banking includes using our branch networks and our team of business bankers to attract new small-business clients in order to diversify our loan portfolio and funding base. This client acquisition strategy includes targeted sales programs, marketing campaigns, community involvement and client referrals. To the extent such individuals have significant personal assets, we refer such clients to our private wealth group and its dedicated team of private bankers. Since 2010, we hired an experienced leader and increased the number of business bankers dedicated to small-business banking. As of December 31, 2013, small-business banking's loan portfolio was approximately $213 million (representing 2% of our total loan portfolio at that time), including approximately $43 million in covered loans, which continue to run off. During 2013, small-business banking added 130 new client relationships, effectively offsetting the run off in the covered loan portfolio.

Private Wealth

Our private wealth business offers high net-worth clients (those with more than $1 million in investable assets) private banking, investment management, trust, custody and escrow services. Most clients in this business are individuals, but we assist some corporate clients with liquidity management. We offer our private wealth services mostly in the Chicago market, and from our banking offices in St. Louis, Milwaukee and Michigan. As part of the Company's focus on cross selling, we focus on cross-selling private wealth services across our lines of business to executives and business owners who have a commercial banking relationship with us.

Private Banking. Our private banking services include residential secured loans and as well as lines of credit used for liquidity purposes that are primarily secured by marketable securities. Our private bankers work closely with our investment advisers and often introduce our investment advisory services to our private banking clients. The private banking portion of our private wealth group also had a significant deposit base of $947.0 million as of December 31, 2013.

Trust and Investments. With respect to our trust and investment services, we act as fiduciary and investment manager for individual and corporate clients which includes creating asset allocation strategies tailored to each client's unique situation while using third-party investment managers to execute these strategies. For managed assets, we offer financial advice and act either in a trustee or agency capacity. Custody and escrow services are considered non-managed in which we administer and safeguard assets but do not provide financial advice. During 2012, regulatory changes required that certain companies utilize a "qualified custodian," such as the Bank, for the administration and custody of their clients' assets. However, fees earned on "qualified custodian" and escrow assets are typically a flat fee structure and are significantly lower than fees recognized on standard custody and managed assets, which are generally based on the market value of the assets on the last day of the prior quarter or month and are therefore subject to volatility. Total assets under management and administration ("AUMA") increased from $5.2 billion at December 31, 2012 to $5.7 billion at the end of 2013. Approximately 91% of our 2013 Trust and Investment fee revenue related to managed assets.

We also earn certain non-recurring fees such as tax preparation fees, estate settlement and court-appointed guardian fees.

On December 31, 2013, we sold Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm and previously a wholly-owned subsidiary of the Bank. At the time of the sale, Lodestar had assets of $290,000 and $316.3 million in AUMA, net of custodial assets we continue to service, which are not included in the Trust and Investment segment at December 31, 2013. The sale of Lodestar is not expected to have a material impact on future period's financial results.

Lending Activities

We provide a range of commercial, real estate and personal lending products and services to our clients. While the majority of our client relationships today are Chicago-based, many of our clients do business around the country.

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

In conjunction with our middle market strategy, our lending activities may involve larger credit relationships. The Bank's legal lending limit at December 31, 2013 was approximately $247 million for any one borrowing relationship. However, the Bank has established in-house lending limits that are below the legal lending limit. At December 31, 2013 and 2012, we had 104 and 97 unique obligors, respectively, with credit commitments of $25 million or more totaling $3.3 billion and $3.1 billion, respectively. Of this total commitment at December 31, 2013 and December 31, 2012, we had $1.8 billion and $1.7 billion in loans outstanding, respectively, or 17% of our loan portfolio at both December 31, 2013 and 2012, to 90 unique obligors in amounts in excess of $25 million, compared to 81 at December 31, 2012. Some of these obligors may be related to other obligors as guarantors or share related ownership structures with other obligors. Approximately 85% of these large obligors are commercial and industrial businesses compared to 80% at December 31, 2012; the remaining exposure relates primarily to commercial real estate loans. Of our largest commitments, five unique obligors with commitments of $50 million or more represented $302.8 million in total commitments at December 31, 2013, compared to the same number of unique obligors at December 31, 2012 with $332.5 million in total commitments. As of December 31, 2013, $15.9 million of these largest commitments was outstanding, compared to $50.5 million at December 31, 2012. These credits are subject to increased scrutiny in our credit approval process. Depending on collateral values, success of a workout strategy or the ability of a borrower to return to performing status, the unexpected occurrence of an event or development adversely impacting one or more of our large clients could materially affect our results of operation and financial condition.

Commercial

At December 31, 2013, commercial loans, excluding commercial real estate loans discussed below, comprised 67% of our loan portfolio, and include lines of credit, term loans, and letters of credit, which may have multi-year commitments. Average loan balances were $1.8 million for the years ended December 31, 2013 and 2012. Our commercial lines of credit typically are limited to a percentage of the value of the assets securing the line, and are typically priced by a floating-rate formula. In general, lines of credit are reviewed annually and are supported by accounts receivable, inventory and/or equipment. Depending on the risk profile of the borrower, we may require periodic aging of receivables, and inventory and equipment listings to verify the quality of the borrowing base prior to advancing funds. Our term loans are typically secured by the assets of our clients' businesses and have maturities between one to five years, with either floating or fixed-rates of interest. In certain circumstances, there may be an interest rate floor. We issue standby or performance letters of credit, and are able to service the international needs of our clients through correspondent banks. We use the same underwriting standards for letters of credit and other unfunded commitments that we would use for funded loans.

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

Commercial Real Estate

At December 31, 2013, commercial real estate loans comprised 24% of our loan portfolio. Average loan balances were $2.6 million and $2.1 million for the years ended December 31, 2013 and 2012, respectively. Our commercial real estate portfolio is comprised of loans secured by various types of collateral including 1-4 family non-owner occupied housing units located primarily in our target market areas, multi-family real estate, office buildings, warehouses, retail space, mixed use buildings, and vacant land, the bulk of which is held for long-term investment or development. Commercial real estate loans are typically floating-rate, with a term of one to five years, and are usually refinanced with outside permanent financing. Commercial real estate loan concentrations by collateral type are monitored as part of our credit risk management process.

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

Construction

At December 31, 2013, construction loans comprised 3% of our loan portfolio. Average loan balances were $1.6 million and $1.5 million for the years ended December 31, 2013 and 2012, respectively. Our construction loan portfolio consists of single-family residential properties, multi-family properties, and commercial projects, and includes both investment properties and properties that will be owner-occupied. As with commercial real estate loans, we monitor our construction loan concentrations as part of our risk management program.

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

Residential, Home Equity, and Personal

At December 31, 2013, residential, home equity, and personal loans comprised 6% of our loan portfolio. Average loan balances were $691,000 and $728,000 for the years ended December 31, 2013 and 2012, respectively.

Residential Mortgage. We have purchase and refinancing mortgage sales teams in each of the Chicago, St. Louis, Milwaukee and Detroit markets. These residential mortgage loans are secured by 1-4 family residential properties generally located in the same markets as our mortgage sales centers; however, lending outside these areas can occur. We sell the majority of the residential mortgage loans we originate into the secondary market.

Other Consumer Loans. The majority of our other consumer loan portfolio is comprised of home equity loans and lines of credit, and, to a lesser extent, car loans (mostly for used cars) and secured and unsecured consumer loans, often used to fund educational costs or to consolidate debt. Home equity loans and lines of credit are generally secured by second mortgages on 1-4 family residential properties. Since we sell the majority of the residential mortgages we originate, we are often second lien holders on these properties. We do not sell the home equity loans or lines of credit to investors. Other consumer loans include secured and unsecured consumer loans, the majority of which are term loans. Consumer loans generally have shorter terms and lower balances with higher yields as compared to residential real estate loans. Our personal loan portfolio consists largely of loans for investment asset acquisition (which may be secured by marketable or nonmarketable investment securities) and for general liquidity purposes, including lines of credit which may be unsecured. Due to our client relationship focus, which includes lending to entrepreneurs, some of these loans can be sizeable. As of December 31, 2013, the aggregate amount of such personal loans was approximately 2% of total loans.

For more information regarding the composition of our loan portfolio, see "Loan Portfolio and Credit Quality" of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 4 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K. For information regarding our unfunded commitments, see Note 19 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Deposits

We rely on a relationship-driven approach to generate client deposits and we regard client deposits as our primary source of funding. During 2013, our total deposits remained relatively flat with $12.2 billion at December 31, 2012 and $12.0 billion at year-end 2013. Client deposits represented 97% of total deposits at December 31, 2013 and December 31, 2012. Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts which are typically larger than retail accounts. We have built a suite of deposit and cash management products and services that support our efforts to attract and retain corporate client accounts. At December 31, 2013, we had 16 client relationships in which each had more than $75 million in deposits, totaling $2.6 billion, or 22% of total deposits. In comparison, at December 31, 2012, we had 18 client relationships in which each had more than $75 million in deposits, totaling $3.1 billion, or 26% of total deposits. At both periods, over half of the deposits greater than $75 million were from financial services-related businesses, including omnibus accounts from broker-dealer and mortgage companies representing underlying accounts of their customers that may be eligible for pass-through deposit insurance limits. We had 27 client relationships at December 31, 2013 and December 31, 2012 in which each had more than $50 million in total deposits. These deposits totaled $3.3 billion, or 27% of total deposits and $3.6 billion, or 30% of total deposits at December 31, 2013 and 2012, respectively. Our ten largest depositor accounts totaled $2.1 billion, or 17% of total deposits, at December 31, 2013. Commercial deposits are held in various deposit products we offer, including interest-bearing and non-interest bearing demand deposits, CDARS®, time deposits, savings and money market accounts. The CDARS® deposit program allows clients to obtain greater FDIC deposit insurance for time deposits in excess of the FDIC insurance limits. In addition to corporate deposits, through our community banking and private wealth groups, we offer a variety of personal banking products, including checking, savings and money market accounts and CDs, which serve as an additional source of client deposits.

We also maintain access to a number of wholesale funding sources including brokered time deposits, which we utilize to supplement our client deposits as needed to fund asset growth and manage liquidity. Brokered time deposits, excluding client-related CDARS®, were 3% of total deposits at both December 31, 2013 and 2012, respectively.

For information regarding our deposits, see "Funding and Liquidity Management" of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 9 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Investment and Hedging Activities

We maintain a managed investment portfolio intended to provide liquidity, maximize risk-adjusted total return, and provide a means to modify our asset/liability position as deemed appropriate. We invest primarily in residential mortgage-backed securities and collateralized mortgage obligations backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises and bank-qualified tax-exempt obligations of state and local political subdivisions. Under our investment policy, we also may invest in U.S. Treasury, U.S. Agency or other securities. The investment portfolio is one of the tools used to manage our net asset/liability position by countering the interest rate risk characteristics of the loan portfolio. For information regarding our investment portfolio, see "Investment Portfolio Management" of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 3 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

We also use interest rate derivatives as part of our asset liability management strategy to hedge interest rate risk in our primarily floating-rate loan portfolio to convert certain floating-rate commercial loans to fixed-rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. Depending on market conditions, we may expand or reduce this program and enter into additional interest rate swaps. For more information regarding our use of these cash flow hedges, and their potential impact on interest income and other non-interest income on our Consolidated Statements of Income, see Note 18 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Competition

We do business in the highly competitive financial services industry. In each of our geographic markets, we compete for loans, deposits, wealth management and other financial services and products with regional, national, and international commercial banks, thrifts, credit unions, investment banks, brokerage firms, money managers, and other providers of financial products and services. The greater Chicago market is particularly competitive as a number of financial services companies are attempting to capitalize on opportunities in the commercial middle market space that have arisen as a result the fragmented nature of the Chicago market and the dislocation of customers in the market as area banks have consolidated. Given current industry trends of flat loan demand, we face pressure on pricing and loan terms for favorable lending relationships including commercial relationships.

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

For more information on competition-related and other risks facing the Company, see "Risk Factors" in Item 1A of this Form 10-K.

Segments

For information regarding our business segments, which include Banking, (commercial banking, community banking and the private banking business within private wealth), Trust and Investments and Holding Company Activities, see "Operating Segments Results" of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 21 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

SUPERVISION AND REGULATION

General

Banking is a highly regulated industry. The following is a summary of certain aspects of various statutes and regulations applicable to PrivateBancorp and its subsidiaries. These summaries are not complete, however, and you should refer to the statutes and regulations for more information. These statutes and regulations may change, or additional statutes or regulations could be adopted, in the future and we cannot predict what effect (if any) these changes or new statutes or regulations, if any, could have on our business or revenues. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of customers and the banking system in the United States. As such, actions taken by bank regulatory agencies may conflict with or be adverse to the interests of the stockholders of banks and bank holding companies.

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

For bank holding companies, Tier 1 capital, or core capital, consists of the following items, all of which are subject to certain conditions and limitations: common stockholders' equity and retained earnings; qualifying noncumulative perpetual preferred stock including related surplus and senior perpetual preferred stock issued to the U.S. Treasury under its TARP including related surplus; qualifying cumulative perpetual preferred stock including related surplus subject to certain limitations; qualifying trust preferred securities; minority interests in the common equity accounts of consolidated subsidiaries; and is reduced by goodwill, specified intangible assets, and certain other assets. For bank holding companies, Tier 2 capital, or supplementary capital, consists of the following items, all of which are subject to certain conditions and limitations: the allowance for loan and lease losses;

perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt and mandatory convertible debt securities; unrealized holding gains on equity securities; and term subordinated debt and intermediate-term preferred stock.

Under the FRB's current capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 capital. The FRB has established a minimum leverage ratio of Tier 1 capital to total assets of 3% for strong bank holding companies (those rated a composite "1" under the FRB's rating system). For all other bank holding companies, the minimum leverage ratio of Tier 1 capital to total assets is 4%. In addition, the FRB continues to consider the Tier 1 leverage ratio (after deducting all intangibles) in evaluating proposals for expansion or other capital allocation activities.

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

As of December 31, 2013, under the FRB's current capital guidelines, our total risk-based capital ratio was 13.30%, our Tier 1 risk-based capital ratio was 11.08% and our leverage ratio was 10.37%. See the "Capital - Capital Management - Capital Measurements" section in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K for more information regarding our capital ratios and the minimum regulatory guidelines.

In July 2013, the FRB and other U.S. banking regulators adopted final rules that revise and replace the agencies' current regulatory capital requirements to align with the Basel III international capital standards and to implement certain changes required by the Dodd-Frank Act. The new rules require U.S. banks to hold higher amounts of capital, especially common equity, against their risk-weighted assets. The new capital requirements are higher in both quantity and quality of capital, with compliance required beginning January 1, 2015 (subject to a phase-in period). See the "Dodd-Frank Wall Street Reform and Consumer Protection Act" and "New Regulatory Capital Rules" below for additional information regarding the changes to the regulatory capital requirements.

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

Acquisitions and Activities. The BHC Act requires prior FRB approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the FRB has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, owning a mortgage company, or acting as an investment or financial advisor. The FRB, as a matter of policy, may require a bank holding company to be well-capitalized at the time of filing an acquisition application and upon consummation of the acquisition and will consider the pro forma impact of the proposed transaction on capital adequacy stress testing.

The Gramm-Leach-Bliley Act allows bank holding companies that are in compliance with certain requirements to elect to become "financial holding companies." Financial holding companies may engage in a broader range of activities than is otherwise permitted for bank holding companies. At this time, PrivateBancorp has not elected to become a financial holding company.

Redemptions. Under the BHC Act, bank holding companies are required to provide the FRB with prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by or written agreement with the FRB. This prior notice requirement does not apply to any bank holding company that meets certain well-capitalized and well-managed standards and is not subject to any unresolved supervisory issues.

Tie-in Arrangements. Under the BHC Act and FRB regulations, we are prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, or sale of property or furnishing of services. Accordingly, we may not condition a client's purchase of one of our services on the purchase of another service, except with respect to traditional banking products.

Interstate Banking and Branching Legislation. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), bank holding companies that are well-capitalized and managed are allowed to acquire banks across state lines subject to certain limitations. States may prohibit interstate acquisitions of banks that have not been in existence for at least five years. The FRB is prohibited from approving an application for acquisition if the applicant controls more than 10% of the total amount of deposits of insured depository institutions nationwide. In addition, interstate acquisitions may also be subject to statewide concentration limits.

Furthermore, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. Approval of interstate bank mergers is subject to certain conditions, including: well-capitalized and well-managed standards, CRA compliance and deposit concentration limits, compliance with federal and state antitrust laws and compliance with applicable state consumer protection laws. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law. In addition, the Interstate Banking Act, as amended by the Dodd-Frank Act, also now permits a bank, with the approval of the appropriate federal and state bank regulatory agencies, to establish a de novo branch in a state other than the bank's home state if the law of the state in which the branch is to be located would permit establishment of the branch if the out of state bank were a state bank chartered by such state.

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

In addition to the restrictions on dividends imposed by the FRB, Delaware law also places limitations on the ability of a corporation to pay dividends. Corporations may only pay dividends out of surplus or net profits in accordance with Delaware law. The ability of a holding company to pay dividends may also depend on the receipt of dividends from its banking subsidiaries. During 2011, 2012 and 2013, our subsidiary bank did not make any dividend payments to the holding company and we used the cash maintained at the holding company level to pay dividends.

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

The new capital rules revise the current prompt corrective action requirements. See the "New Regulatory Capital Rules" below.

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

Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution's community lending performance, particularly to low- and moderate income individuals and neighborhoods and small businesses in its assessment areas, taking into account fair lending practices; (b) investment, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and small businesses; and (c) service, to evaluate the institution's delivery of products and services through its branches, and automated teller machines as well as its service to the community. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. Less than satisfactory CRA ratings could make it more difficult to obtain regulatory approval of applications and could limit an institution's growth and strategic opportunities.

The CRA requires that all institutions make public disclosure of their CRA ratings. The Bank was assigned a "satisfactory" rating at its most recent CRA examinations completed in 2010. The FDIC commenced its next CRA examination of the Bank in 2013; results of that exam have not yet been issued.

Compliance with Consumer Protection Laws. In addition to CRA, our Bank is subject to many state and federal statutes and regulations designed to protect consumers, such as, privacy laws, the Truth in Lending Act (Regulation Z), the Truth in Savings Act (Regulation DD), the fair lending laws including the Equal Credit Opportunity Act (Regulation B) and the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act (Regulation C) and the Fair and Accurate Credit Transactions Act. Among other things, these statutes and regulations:

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

As a result of the Dodd-Frank Act, the CFPB now has broad authority to amend existing federal consumer compliance regulations to implement new regulations and to enforce consumer protection laws through supervisory and enforcement actions. See "Dodd-Frank Wall Street Reform and Consumer Protection Act" below.

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

2008 Emergency Economic Stabilization Act and American Recovery and Reinvestment Act of 2009

On October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act ("EESA"). EESA authorized the Secretary of the U.S. Treasury to purchase up to $700 billion in troubled assets from qualifying financial institutions pursuant to the TARP. On October 14, 2008, the U.S. Treasury, pursuant to its authority under EESA, announced the CPP. Pursuant to the CPP, qualifying public financial institutions could issue senior preferred stock to the U.S. Treasury. The proceeds from the issuance of preferred stock were included in the financial institution's Tier 1 capital. Financial institutions participating in the CPP were required to comply with certain restrictions, including restrictions on redemption, dividends, repurchases and executive compensation as well as additional restrictions later imposed under the American Recovery and Reinvestment Act of 2009 (the "Recovery Act").

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, President Obama signed into law the Dodd-Frank Act which has already significantly changed the financial regulatory landscape and will continue to affect the operating activities of financial institutions and their holding companies, as well as others. Although the full impact of the Dodd-Frank Act reforms on our business and revenues remain uncertain, the expected burden of compliance with the Dodd-Frank Act and its implementing rules and regulations (some of which are final while others are pending issuance or not yet proposed) is expected to increase our operating costs and reduce revenues. The Dodd-Frank Act includes provisions that, among other things:

•
Direct the federal bank regulatory agencies to review and propose new capital requirements applicable to banking institutions. The regulations are required to be, at a minimum, as stringent as current capital and leverage requirements and may limit the use of trust preferred securities and certain hybrid instruments, subordinated debt or similar instruments to meet capital requirements. See "Proposed Changes to Regulatory Capital Rules" below for information regarding the new rules, which have been finalized but are not yet effective.

•
Require regulatory agencies to make capital requirements for bank holding companies countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•
Require financial institutions with more than $10 billion in assets, such as the Bank, to conduct annual capital adequacy stress tests. In October 2012, the FDIC, FRB and OCC issued a final rule requiring state nonmember banks and savings associations with total consolidated assets of more than $10 billion to conduct annual stress tests based on three different scenarios: baseline, adverse and severely adverse scenarios. The final rule requires the Bank to calculate, based on specific scenarios provided to the covered institution by the FDIC, the impact on potential losses, pre-provision revenues, loan loss reserves, and pro forma capital positions, including the impact on capital levels and ratios, during the specified time period. The Bank commenced the required stress testing in October 2013, and will first submit the results to the FDIC in March 2014. Under the rules, beginning with the next annual stress testing cycle, a summary of such results will also be disclosed publicly.

•	Increase the regulation of derivatives and hedging transactions that were previously conducted over the counter, including interest rate swaps and foreign exchange transactions, including:

•	additional reporting requirements for historical, transitional and post-enactment trades went into effect in 2013.

•
mandatory clearing requirements for certain swaps went into effect in June 2013, which impose increased costs and new collateral requirements for us and, in some cases, clients, although many of the Bank’s clients are eligible to apply for the end user clearing exemption.

•	requirements to execute certain swaps on an exchange or swap execution facility went into effect in February 2014 creating market transparency which could lead to compressed margins.

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

•
Centralize primary responsibility for consumer financial protection by creating a new agency, the CFPB, responsible for implementing, examining, and enforcing compliance with federal financial consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit "unfair, deceptive or abusive" acts and practices and to enforce consumer lending and nondiscrimination laws.

•
In January 2013, the CFPB finalized certain mortgage reform provisions (some of which became effective later in 2013 while the majority are effective in January 2014) impacting the Truth in Lending Act (TILA) and the Real Estate Settlement Procedures Act (RESPA) to, among other things:

•	expand the population of loans subject to higher cost loan regulations and additional disclosures.

•	prohibit certain compensation for mortgage brokers based on certain loan terms (e.g., compensation based on yield spread premiums).

•	more highly regulate mortgage servicing activities including error resolution, force placing insurance, and loss mitigation and collection activity.

•
require financial institutions to make a reasonable and good faith determination that borrowers have the ability to repay loans for which they apply. If a financial institution fails to make such a determination, a borrower can assert this failure as a defense to foreclosure and will have the potential to recover their finance charges, fees, damages and attorney’s fees. The rules create a "safe harbor": a conclusive presumption for loans that meet certain criteria and are not high-priced loans that the financial institution made a good faith and reasonable determination of the borrower's ability to repay.

•	impose appraisal requirements for high cost loans and loans secured by first lien residential mortgages.

•
In October 2013, rules regulating electronic transfers of foreign currency originated by consumers became effective, requiring certain disclosures of, among other things, U.S. and foreign taxes and fees, foreign exchange rate, total amounts paid and to be received, and error resolution and cancellation rights.

•	The CFPB finalized rules that propose to simplify and integrate the mortgage disclosures required under TILA and RESPA; those rules are effective August 1, 2015.

•	The CFPB has conducted various studies that may lead to future regulation, including among other things possible consumer protection standards for reverse mortgages.

New Regulatory Capital Rules

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

In a change to existing capital treatment, unrealized gains and losses on certain debt and equity securities available-for-sale will be included as a component of Tier 1 capital unless the financial institution makes a one-time "opt out" election to continue to exclude these gains and losses from its regulatory capital.

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

Based on the grandfathering of our existing trust preferred securities, we do not currently anticipate significant changes to our business strategy in order to achieve compliance with these capital rules. In evaluating the potential impact of the final rules on us, we have focused primarily on the following:

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

•
The rules provide for an increased risk weighting from 100 percent to 150 percent on certain commercial real estate exposures that are considered high volatility commercial real estate ("HVCRE") loans (certain loans not conforming to Supervisory LTV guidelines that are used to finance the acquisition, development, or construction of real property, excluding one-to-four family residential loans) under the proposal. We expect that certain of our construction and certain commercial real estate loans would likely be considered HVCRE loans as proposed.

The regulations require us to comply with most aspects of the rules, including the minimum regulatory capital ratios (without giving effect to the capital conservation buffer), beginning on January 1, 2015, and we will be required to comply with the capital conservation buffer requirements which will be phased in beginning on January 1, 2016 with full compliance by January 1, 2019.

We have conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2013 and determined that the Company and Bank would meet all minimum capital requirements under the Basel III capital rules on a fully phased-in basis if such requirements were then in effect. Based on the pro forma analysis, the changes in the capital ratio calculations under the new framework did not have a material impact on our December 31, 2013 reported capital ratios.

Volcker Rule

On December 10, 2013, the federal banking agencies and the SEC adopted final rules implementing the "Volcker Rule" which is a part of Dodd-Frank, and generally prohibits (subject to limited exceptions) banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) investing in and sponsoring "covered funds" (e.g. hedge funds and private equity funds). The rule effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and limits the ability of U.S. banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The regulations also impose numerous quantitative data reporting obligations for banking entities with significant trading activities and enhanced compliance requirements. Although the Volcker Rule provides some tiering of compliance and reporting obligations based on size and scope of activities, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final rule becomes effective April 1, 2014 and generally requires full compliance with the new restrictions by July 21, 2015. We do not anticipate any difficulty achieving compliance with the final requirements of the Volcker Rule within the applicable regulatory timelines, nor do we anticipate any significant financial impact on the Company.

EXECUTIVE OFFICERS

Our executive officers are elected annually by our Board of Directors. Certain information regarding our executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Larry D. Richman (61)	President and Chief Executive Officer of PrivateBancorp and The PrivateBank since November 2007. Prior to joining the Company, Mr. Richman was President and Chief Executive Officer of LaSalle Bank, N.A. and President of LaSalle Bank Midwest N.A., which were sold to Bank of America Corporation on October 1, 2007. Mr. Richman began his career with American National Bank and joined Exchange National Bank in 1981, which merged with LaSalle Bank in 1990.	2007
C. Brant Ahrens (43)
Executive Vice President of the Company and Head of Personal Client Services of the Bank since February 2012 overseeing Private Wealth and Community Banking. Prior to that, he was Chief Operating Officer from 2008 until October 2009, with leadership responsibility for community banking, operations, information technology, strategic development, human resources, marketing and communications. Mr. Ahrens joined PrivateBancorp as Chief Strategy Officer in 2007 and added the role of Chief Marketing Officer in 2008. Mr. Ahrens was previously Group Senior Vice President and head of the Financial Institutions Group at LaSalle Bank, N.A., where he spent 15 years in various capacities including risk management, strategic development and as head of International Corporate Banking.
		2007
Karen B. Case (55)	Executive Vice President of the Company and President of Commercial Real Estate of the Bank. Prior to joining the Company in October 2007, Ms. Case was Executive Vice President of LaSalle Bank, N.A. overseeing the Illinois Commercial Real Estate group. Prior to joining LaSalle in 1992, Ms. Case established and managed the Midwest real estate lending operations for New York-based Marine Midland Bank.	2007

Jennifer R. Evans (55)	Executive Vice President, General Counsel and Corporate Secretary of the Company. Prior to joining the Company in January 2010, Ms. Evans was a consultant to various financial institutions, audit committees and public companies regarding compliance, regulatory and disclosure matters. Ms. Evans served as Executive Vice President and General Counsel for MAF Bancorp, Inc. and its subsidiary Mid America Bank from 2004 to 2007 following 20 years in private practice with the law firm Vedder Price P.C.	2010
Bruce R. Hague (59)
Executive Vice President of the Company and President of National Commercial Banking and Regional Markets of the Bank, with responsibility for our regional banking and commercial lending offices. Prior to joining the Bank in October 2007, Mr. Hague spent 15 years at LaSalle Bank, N.A., where he ultimately became Executive Vice President of National Commercial Banking, responsible for 23 regional banking offices, including all commercial regional offices located throughout the United States, International Corporate Banking, the LaSalle Leasing Group, Corporate Finance, and Treasury Management Sales.
		2007
Kevin M. Killips (59)
Executive Vice President of the Company and Chief Financial Officer of the Bank since March 2009. Mr. Killips assumed additional leadership responsibility for operational functions in early 2012. Prior to joining the Company, Mr. Killips served as controller and chief accounting officer of Discover Financial Services from March 31, 2008. Prior to joining Discover Financial Services, Mr. Killips was employed by LaSalle Bank where he worked for nearly ten years and ultimately served as Corporate Executive Vice President, North American Chief Accounting Officer and Corporate Controller. Prior to working at LaSalle, he was director of Internal Audit, and then Vice President-Finance for leasing operations at Transamerica Corporation. Mr. Killips, a certified public accountant, also worked for Ernst & Young from 1979-1993.
		2009
Bruce S. Lubin (60)	Executive Vice President of the Company and President of Illinois Commercial Banking of the Bank. From December 2009 to February 2012, he also had leadership responsibility for the Private Wealth group. Prior to joining the Bank in October 2007, Mr. Lubin was executive vice president and head of the Illinois Commercial Banking Group at LaSalle Bank, N.A. Mr. Lubin had been employed by LaSalle since 1990, when LaSalle acquired The Exchange National Bank of Chicago. Mr. Lubin was an employee of Exchange beginning in 1984.	2007
Kevin J. Van Solkema (53)
Mr. Van Solkema joined the Company in January 2008 and serves as Executive Vice President of the Company and Chief Credit Risk Officer of the Bank. Mr. Van Solkema was previously employed by LaSalle Bank, N.A. as Deputy Chief Credit Officer. From March through June 2007, Mr. Van Solkema was employed by CitiMortgage before rejoining LaSalle Bank. In April 2004, Mr. Van Solkema was appointed Head of Consumer Risk Management for ABN AMRO North America/LaSalle Bank, which included responsibility for all credit and operational risk management activities for ABN AMRO Mortgage Group, as well as LaSalle Bank's consumer lending and portfolio mortgage units. Mr. Van Solkema was Head of Risk Management at Michigan National Bank prior to it being acquired by LaSalle in 2001.
		2008
Leonard Wiatr (66)	Mr. Wiatr joined the Company in March 2008 as Chief Compliance and Regulatory Affairs Officer and in May 2010 assumed the responsibility of Executive Vice President of the Company and Chief Risk Officer of the Bank. Mr. Wiatr previously served at ABN AMRO and its subsidiary LaSalle Bank Corp. as Executive Vice President. Previous to that, Mr. Wiatr held the role of Examiner-In-Charge for Large Bank Supervision for the Office of the Comptroller of the Currency. Mr. Wiatr spent 33 years at the Office of the Comptroller of the Currency.	2010

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). These filings are available to the public over the Internet, free of charge through the investor relations section of our website at http://investor.theprivatebank.com and through the SEC's website at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Copies of these documents also can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington D.C. 20549 or by calling 1-800-SEC-0330 for additional information on the operation of the public reference facility.

The following documents can be accessed through our web site or are available in print upon the request of any stockholder to our corporate secretary:

•	certificate of incorporation

•	by-laws

•	charters of our audit, compensation, and corporate governance committees of our board of directors

•	corporate code of ethics

•	corporate governance guidelines

•	excessive or luxury expenditures policy

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

Forward-looking statements are subject to risks, assumptions and uncertainties and could be significantly affected by many factors, including those set forth in the "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-K as well as those set forth in our subsequent periodic and current reports filed with the SEC. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

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

Our commercial and industrial loan portfolio, which includes owner-occupied commercial real estate, totaled $7.1 billion, or 67% of our total loan portfolio, at December 31, 2013, compared to $6.5 billion, or 64% of our total loan portfolio, at December 31, 2012. The repayment of the loans in our commercial and industrial portfolio is largely dependent upon the financial success and viability of the borrower.

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

Many of our commercial and industrial loans involve larger relationships. At December 31, 2013, we had 104 unique obligors with credit commitments of $25 million or more totaling $3.3 billion. Of this total commitment at December 31, 2013, we had $1.8 billion in loans outstanding, or 17% of our loan portfolio, to 90 unique obligors in amounts in excess of $25 million. Some of these obligors may be related to other obligors as guarantors or share related ownership structures with other obligors. Approximately 85% of these large obligors are commercial and industrial businesses; the remaining exposure relates primarily to commercial real estate loans. Of our largest commitments, five unique obligors with commitments of $50 million or more represented $302.8 million in total commitments at December 31, 2013, compared to the same number of unique obligors at December 31, 2012 with $332.5 million in total commitments. As of December 31, 2013, $15.9 million of these largest commitments was outstanding, compared to $50.5 million at December 31, 2012. These credits, as well as larger credit relationships, are subject to increased scrutiny in our credit approval process. Depending on collateral values, success of a workout strategy or the ability of a borrower to return to performing status, the unexpected occurrence of an event or development adversely impacting one or more of our large clients could materially affect our results of operation and financial condition.

The largest industry segment concentration within our commercial lending business is the healthcare industry. At December 31, 2013, 23% of the commercial loan portfolio, or $1.7 billion, was composed of loans within the healthcare industry, primarily loans in which the facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. We have a specialized niche in the nursing and residential care segment of the healthcare industry. Our clients and their ability to service debt may be adversely impacted by the financial health of state or federal payors and the ability of governmental entities, many of which have experienced budgetary stress in the recent economic environment, to make payments for services previously provided. As of December 31, 2013, 52% of the healthcare portfolio was secured by facilities in five states, with Illinois representing the highest percentage of facilities at 20%.

The success of our business is dependent on ongoing access to sufficient and cost-effective sources of liquidity.

We depend on access to a variety of funding sources to provide sufficient liquidity to grow our loan portfolio, meet our lending commitments and other business needs and accommodate the transaction and cash management needs of our clients, including client draws on unused lines of credit. We had a total of $5.0 billion of unfunded commitments to extend credit, including obligations to issue letters of credit, as of December 31, 2013. It is difficult to predict when clients may draw on such commitments or the impact such draws may have on our liquidity needs.

Our deposit base is relatively concentrated in large commercial client relationships. The loss of large client relationships could negatively impact our liquidity. At December 31, 2013, we had 16 client relationships with greater than $75 million in deposit balances and our ten largest depositor accounts totaled $2.1 billion, or 17% of total deposits.

Currently, our primary sources of liquidity are client deposits, large institutional deposits, and wholesale market-based borrowings, including brokered deposits. In addition to on-balance sheet liquidity and funding, we maintain access to various external sources of funding. These external sources of funding include Federal Funds counterparty lines with unaffiliated banks, repurchase agreements, the discount window at the Federal Reserve Bank, Federal Home Loan Bank ("FHLB") borrowings and the brokered deposit market. Our ability to access these external sources depends on availability in the market place and a number of factors such as counterparty relationship strength in the case of Federal Funds counterparty lines and repurchase agreements or the availability of loans eligible for pledging as collateral as required under the Federal Reserve's and the FHLB's lending arrangements (e.g., stipulations of documentation requirements, credit quality, payment status and other criteria). Since 2009, we have experienced a significant increase in client deposits. This has allowed us to reduce our reliance on wholesale funding sources. However, there can be no assurance that this level of client deposit growth will continue or remain at current levels or that we will be able to maintain lower reliance on brokered deposits. Some of our client deposits may move to other investment options (such as the fixed income or equity markets) or be reinvested in clients' businesses based on certain factors such as improvement in financial markets and general economic conditions or changes in interest rates.

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

The allowance for loan losses was $143.1 million at December 31, 2013, compared to $161.4 million at December 31, 2012. The allowance for loan losses as a percentage of total loans was 1.34% at December 31, 2013, compared to 1.59% at December 31, 2012. Our allowance as a percentage of total loans reflects a level based on management's analysis of the risk inherent in our loan portfolio. Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio as of the balance sheet date, the allowance may not be adequate especially if economic conditions worsen or the factors used to calculate the allowance change. Also, proposed changes in accounting principles related to the calculation/determination of the allowance could result in a required increase.

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

Our capital markets group offers a range of over-the-counter interest rate and foreign exchange derivatives products. Although we do not engage in any proprietary trading and we structure these client-generated trading activities to mitigate our exposure to market risk, we remain exposed to various risks, the most significant of which include credit risk of our counterparties, operational risk and settlement risk, which may be most significant in foreign exchange transactions where timing differences between settlement centers can result in us paying our client and/or counterparty before actually receiving the funds. In addition, for swaps we execute with counterparties to mitigate the market risk of our customer trades, we may be required to post collateral to secure our obligations related to those trades; if such a counterparty invokes the protection of insolvency laws, then the collateral posted to secure our obligations to that counterparty may be trapped with, and potentially subject to claims of creditors of, that counterparty. The risk exposure to our counterparties requires active monitoring as well as liquidity management to ensure timely and cost efficient posting of collateral. Operational risk includes errors in execution of internal bank procedures and controls, which could expose us to financial risk and/or reputation loss. A lapse or breakdown of these procedures or controls could significantly increase our exposure to counterparty credit risk and operational risk, which could result in a material loss to us.

Potential acquisitions of other financial institutions could pose risk to our operations and could strain our personnel, systems and managerial resources.

While our business strategy is primarily focused on organic growth, we may from time to time seek to acquire other financial institutions or related businesses to expand or improve our business. Among other potential opportunities, we may pursue acquisitions to expand our retail branch platform and diversify our core deposit mix. Acquiring other banks, businesses or branches involve various risks commonly associated with acquisitions, including, among other things (i) potential exposure to unknown or contingent liabilities or asset quality issues of the target company; (ii) difficulty and expense of integrating the operations and personnel of the target company; (iii) potential disruption to our business, including diversion of our management’s time and attention; (iv) the possible loss of key employees and customers of the target company; (v) difficulty in estimating the value of the target company; and (vi) potential changes in regulatory expectations that may affect the target company or increase the compliance burden of the combined entity. In connection with future acquisitions, we may issue equity securities which could cause ownership and economic dilution to our current stockholders. Moreover, we cannot guarantee that our regulators will approve. Furthermore, there is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve a level of profitability that will justify the investment that we made in any such acquisition.

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

Our operating results are largely dependent on our net interest income, which is the difference between the interest income earned on earning assets, usually loans and investment securities, and the interest expense paid on deposits and borrowings. The spread between the yield on our interest-earning assets and our overall cost of funds has been compressed in the recent low interest rate environment, and our net interest income may be adversely impacted by an extended period of continued low rates. Interest rates are affected by factors including: monetary policy of the FRB, actual inflation or deflation or expectations regarding the same, actual or forecasted economic growth or contractions, unemployment rates, domestic and foreign events, and instability in domestic and foreign financial markets. The timing of any FRB action to curtail or eliminate various stimulus-related programs, as a result of inflation concerns or otherwise, could have an impact on interest rates in general and our net interest margin in particular. While the yield on our loan portfolio is primarily variable and based on short-term rates and would therefore adjust quickly to a rise in interest rates, the impact on our cost of funds from a rise in interest rates will depend on a number of factors, including but not limited to, the competitive environment in the banking sector for deposit pricing, opportunities for clients to invest in other markets such as fixed income and equity markets, and the propensity of customers to invest in their businesses. The effect on our net interest income from an increase in interest rates will ultimately depend on the extent to which the aggregate impact of loan re-pricings exceeds the impact of increases in our cost of funds. Moreover, depending on the level and trend of the aforementioned factors, our cost of funds could increase more rapidly than foreseen and level of change in cost of funds may even exceed the increase in yield in our loan portfolios.

Our investment portfolio also contains interest rate sensitive instruments and the market value of these instruments may be adversely affected by changes in interest rates, domestic and international economic and political conditions, issuer or insurer credit deterioration and market factors. A rise in interest rates or spread widening would reduce the net unrealized gains that we had in our investment portfolio at the end of 2013.

We are highly regulated and may be adversely affected by changes in banking laws, regulations, and regulatory practices.

We are subject to extensive supervision, regulation and examination. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, fair lending, privacy, information security and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality, risk management, management ability and performance, earnings, liquidity, and various other factors. Under this structure the regulatory agencies have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or regulations or are otherwise inconsistent with regulatory expectations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations. As described above in “Supervision and Regulation,” the provisions of the Dodd-Frank Act and recently adopted regulations have significantly changed the overall bank regulatory framework with increased capital requirements, heightened risk management expectations, and new consumer protection standards. Any failure on our part to comply with laws, regulations, and other regulatory requirements applicable to us or expectations of our regulators relating to compliance or safe and sound banking practices could result in regulatory sanctions, civil money penalties or adverse actions against us, which in turn could increase our compliance burden and costs of doing business, restrict our ability to expand our business or result in damage to our reputation.

Changes in laws, regulations and other regulatory requirements affecting the financial services industry, and the effects of such changes, are difficult to predict and may have unintended consequences. New regulations or changes in the regulatory environment, including the ongoing implementation of the Dodd-Frank Act, could limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. We may incur increased costs related to additional staffing, professional services and information technology resources to support compliance or data collection and data analytics to satisfy evolving expectations for enhanced risk management processes and new regulatory reporting requirements.

The creation of the CFPB under the Dodd-Frank Act has generally led to heightened scrutiny by banking regulators of financial institutions’ compliance with consumer lending laws and consumer financial regulations. The CFPB has broad rule-making, supervision and enforcement authority relating to a wide range of consumer protection laws. The CFPB has imposed significant fines and penalties on certain organizations relating to "unfair, deceptive or abusive" acts and practices as well as alleged fair lending violations based on claims of disparate impact on minority groups. There remains significant uncertainty surrounding the CFPB's enforcement activities and the scope of its consumer protection agenda. A significant portion of the CFPB's focus relates to the residential mortgage market. Uncertainty exists regarding how potential CFPB regulations will impact that market, including whether it will affect the level of overall mortgage activity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The executive offices of PrivateBancorp are located in downtown Chicago, Illinois at 120 South LaSalle Street. This building which houses a majority of our general corporate functions is leased from an unaffiliated third party. We conduct our business primarily through the Bank at 25 full service banking offices in the greater Atlanta, Chicago, Detroit, Kansas City, Milwaukee, and St. Louis metropolitan areas. We also have business development offices located in Colorado, Connecticut, Georgia, Iowa, Michigan, Minnesota, and Ohio. With the exception of 10 locations which are owned, all other offices are leased from unaffiliated third parties. At certain Bank locations, excess space is leased to third parties.

We also own 25 automated teller machines ("ATMs") located at our banking facilities.

We believe our facilities in the aggregate are suitable and adequate to operate our banking and related business. Additional information with respect to premises, equipment and lease arrangements is presented in Note 7 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois known as Maas vs. Marek et. al. The lawsuit, brought by the beneficiaries of two trusts for which the Bank is serving as the successor trustee, seeks reimbursement of approximately $2 million of penalties and interest assessed by the IRS due to the late payment of certain generation skipping taxes by the trusts, as well as certain related attorney fees and other damages. The other named defendants include legal and accounting professionals that provided services related to the matters involved. There have been no material developments since we were served in this lawsuit. Although we are not able to predict the likelihood of an adverse outcome, we currently anticipate that ultimate resolution of this matter will not have a material adverse impact on our financial condition or results of operations.

As of December 31, 2013, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company's results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol "PVTB" on the NASDAQ Global Select market tier of The NASDAQ Stock Market. As of February 21, 2014, there were approximately 492 stockholders of record. The following table sets forth the high and low intraday sales prices and quarter-end closing price of our common stock, dividends declared per share, dividend yield and book value per share during each quarter of 2013 and 2012. As of February 21, 2014, our closing market price was $27.94 per share.

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$29.51	$24.82	$21.41	$19.40	$17.32	$17.42	$16.40	$15.82
Low	$20.87	$20.59	$17.22	$15.73	$13.32	$14.45	$13.30	$11.28
Quarter-end	$28.93	$21.40	$21.22	$18.89	$15.32	$15.99	$14.76	$15.17
Cash dividends declared per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Dividend yield at quarter-end (1)	0.14%	0.19%	0.19%	0.21%	0.26%	0.25%	0.27%	0.26%
Book value per share at quarter-end	$16.75	$16.40	$15.88	$15.87	$15.65	$15.49	$15.09	$14.79

(1)	Ratios are presented on an annualized basis.

Payment of future dividends is within the discretion of the Board and will depend on the capital adequacy of the Company and the Bank. The Board does not have any current plans to increase future dividends, as our current strategy is focused on retaining capital to support growth in the balance sheet. The Board does evaluate dividends on a quarterly basis and may adjust those plans from time to time. A discussion regarding the restrictions applicable to our ability and the ability of our subsidiaries to pay dividends is included in the "Bank Regulation" section of "Supervision and Regulation" in Item 1 and Note 17 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Stock Performance Graph

The graph below illustrates, over a five-year period, the cumulative total return (defined as stock price appreciation and dividends) to stockholders from an investment in our common stock against a broad-market total return equity index and a published industry total return equity index. The published industry total return equity index used in this comparison is the Center for Research in Security Prices index for NASDAQ Bank Stocks and the broad-market total return equity index used in this comparison is the Russell 2000 Index.

Comparison of Five-Year Cumulative Total Return Among
PrivateBancorp, Inc., the NASDAQ Bank Index, and the Russell 2000 Index (1)

	December 31,
	2008	2009	2010	2011	2012	2013
PrivateBancorp	$100.00	$27.71	$44.56	$34.15	$47.77	$90.38
NASDAQ Bank Index	100.00	83.70	95.55	85.52	101.50	143.84
Russell 2000 Index	100.00	127.17	161.32	154.59	179.86	249.69

(1)	Assumes $100 invested on December 31, 2008 in PrivateBancorp’s common stock, the NASDAQ Bank Index and the Russell 2000 Index with the reinvestment of all related dividends.

To the extent this Form 10-K is incorporated by reference into any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, the foregoing "Stock Performance Graph" will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

The following table summarizes the Company's monthly common stock purchases during the quarter ended December 31, 2013, which are solely in connection with the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1 - October 31, 2013	815	$21.69	—	—
November 1 - November 30, 2013	569	24.52	—	—
December 1 - December 31, 2013	942	27.97	—	—
Total	2,326	$24.93	—	—

Unregistered Sale of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA
Consolidated financial information reflecting a summary of our operating results and financial condition for each of the five years in the period ended December 31, 2013 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting our financial condition and operating results is presented in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Operating Results
Interest income	$492,238	$487,036	$481,146	$507,925	$478,712
Interest expense	71,175	67,103	74,019	106,968	153,728
Net interest income	421,063	419,933	407,127	400,957	324,984
Provision for loan and covered loan losses	31,796	71,425	132,897	194,541	199,419
Fee revenue (1)	112,816	111,246	92,476	81,064	65,074
Net securities gains (losses)	1,174	(205)	5,771	12,182	7,381
Loss on early extinguishment of debt	—	—	—	—	(985)
Non-interest expense	303,314	327,132	302,277	299,598	247,415
Income (loss) before income taxes	199,943	132,417	70,200	64	(50,380)
Income tax provision (benefit)	76,994	54,521	25,660	(1,737)	(20,564)
Net income (loss)	122,949	77,896	44,540	1,801	(29,816)
Net income attributable to noncontrolling interests	—	—	170	284	247
Net income (loss) attributable to controlling interests	122,949	77,896	44,370	1,517	(30,063)
Preferred stock dividends and discount accretion	—	13,368	13,690	13,607	12,443
Net income (loss) available to common stockholders	$122,949	$64,528	$30,680	$(12,090)	$(42,506)
Weighted-average common shares outstanding	76,398	71,951	70,449	70,024	44,516
Weighted-average diluted common shares outstanding	76,645	72,174	70,642	70,024	44,516
Selected Operating Statistics
Net revenue (2)	$538,300	$533,847	$508,231	$497,780	$400,066
Operating profit (2)	234,986	206,715	205,954	198,182	152,651
Provision for loan losses (3)	$31,164	$70,876	$130,555	$192,024	$198,866
Effective tax rate	38.5%	41.2%	36.6%	n/m	-40.8%
Per Share Data
Basic earnings (loss) per share	$1.58	$0.88	$0.43	$(0.17)	$(0.95)
Diluted earnings (loss) per share	1.57	0.88	0.43	(0.17)	(0.95)
Cash dividends declared	0.04	0.04	0.04	0.04	0.04
Book value at year end	16.75	15.65	14.72	13.87	13.99
Tangible book value at year end (2)(4)	15.43	14.26	13.19	12.30	12.41
Market price at year end	$28.93	$15.32	$10.98	$14.38	$8.97
Dividend payout ratio	2.53%	4.55%	9.30%	n/m	n/m
Performance Ratios
Return on average common equity	9.76%	5.76%	2.98%	-1.20%	-4.71%
Return on average assets	0.90%	0.60%	0.36%	0.01%	-0.27%
Return on average tangible equity (2)	10.82%	6.54%	3.43%	-1.24%	-5.22%
Net interest margin (2)	3.23%	3.42%	3.49%	3.38%	3.06%
Efficiency ratio (2)(5)	56.35%	61.28%	59.48%	60.19%	61.84%

ITEM 6. SELECTED FINANCIAL DATA (continued)

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Credit Quality (3)
Nonperforming loans	$94,238	$138,780	$259,852	$365,880	$395,447
OREO	28,548	81,880	125,729	88,728	41,497
Total nonperforming assets	$122,786	$220,660	$385,581	$454,608	$436,944
Restructured loans accruing interest	$20,176	$60,980	$100,909	$87,576	$—
Net charge-offs	$49,472	$101,053	$161,782	$190,891	$89,850
Total nonperforming loans to total loans	0.89%	1.37%	2.88%	4.01%	4.37%
Total nonperforming assets to total assets	0.87%	1.57%	3.11%	3.65%	3.63%
Allowance for loan losses to total loans	1.34%	1.59%	2.13%	2.44%	2.45%
Balance Sheet Highlights
Total assets	$14,085,746	$14,057,515	$12,416,870	$12,465,621	$12,032,584
Average earning assets	13,129,470	12,369,945	11,746,032	11,978,364	10,740,119
Loans (3)	10,644,021	10,139,982	9,008,561	9,114,357	9,046,625
Allowance for loan losses (3)	143,109	161,417	191,594	222,821	221,688
Deposits	12,013,641	12,173,634	10,392,854	10,535,429	9,891,914
Noninterest bearing deposits	3,172,676	3,690,340	3,244,307	2,253,661	1,840,900
Brokered deposits	1,119,777	993,455	815,951	1,450,827	1,566,139
Long-term debt	627,793	499,793	379,793	414,793	533,023
Equity	1,301,904	1,207,166	1,296,752	1,227,910	1,235,616
Capital Ratios
Total risk-based capital	13.30%	13.17%	14.28%	14.18%	14.69%
Tier 1 risk-based capital	11.08%	10.51%	12.38%	12.06%	12.32%
Tier 1 leverage ratio	10.37%	9.56%	11.40%	10.84%	11.23%
Tier 1 common equity to risk-weighted assets (2)(6)	9.19%	8.52%	8.04%	7.69%	7.86%
Tangible common equity to tangible assets (2)(7)	8.57%	7.88%	7.69%	7.10%	7.42%
Average equity to average assets	9.22%	10.12%	10.29%	9.93%	10.23%
Selected Information
Assets under management and administration	$5,731,980	$5,196,094	$4,303,547	$4,271,602	$3,983,623
Full-time equivalent employees	1,116	1,105	1,045	1,060	1,040

(1)	Computed as total non-interest income less net securities gains (losses) and loss on early extinguishment of debt.

(2)
This is a non-U.S. GAAP financial measure. Refer to Table 33 of Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for a reconciliation from non-U.S. GAAP to U.S. GAAP.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill, and other intangibles divided by outstanding shares of common stock at end of year.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

(6)
For purposes of our presentation, we calculate this ratio under currently effective requirements and without giving effect to the final Basel III capital rules adopted and issued by the Federal Reserve Board in July 2013, which are effective January 1, 2014 with compliance required January 1, 2015.

(7)
Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill, and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets.

n/m	Not meaningful.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the years 2011 through 2013 and Consolidated Statements of Financial Condition as of December 31, 2012 and 2013. When we use the terms "PrivateBancorp," the "Company," "we," "us," and "our," we mean PrivateBancorp, Inc. and its consolidated subsidiaries. When we use the term "the Bank," we are referring to our wholly owned banking subsidiary, The PrivateBank and Trust Company. The following discussion is designed to provide stockholders with a comprehensive review of our operating results and financial condition and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

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

If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses. Impaired loans exceeding $500,000 are evaluated individually, while loans less than $500,000 are evaluated as pools using historical loss experience, as well as management’s loss expectations, for the respective asset class and product type. Of total impaired loans of $114.4 million at December 31, 2013, 76% had balances in excess of $500,000.

All impaired loans and their related reserves are reviewed and updated each quarter. Any impaired loan for which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination is made.

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one year old, a new appraisal is obtained on the underlying collateral. The Company generally obtains "as is" appraisal values for use in the evaluation of collateral-dependent impaired loans. Appraisals for collateral-dependent impaired loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is also performed at the six-month interval between annual appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either internally adjusted downward or a new appraisal is required to support the value of the impaired loan. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at December 31, 2013.

To determine the general allocated component of the allowance for loan losses, we segregate loans by vintage ("transformational" and "legacy"), and product type (e.g., commercial, commercial real estate) because of observable similarities in the historical performance experience of loans underwritten by these business units. In general, loans originated by the business units that existed prior to the strategic changes of the Company in 2007 are considered "legacy" loans. Loans originated by a business unit that was established in connection with or following the strategic business transformation plan are considered "transformational" loans. Renewals or restructurings of legacy loans may continue to be evaluated as legacy loans depending on the structure or defining characteristics of the new transaction. The Company has implemented a line of business model that has reorganized the legacy business units so that after 2009, all new loan originations are considered transformational.

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

Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans; estimated losses on pools of homogeneous loans based on historical loss experience, risk ratings, product type, and vintage; and consideration of current economic trends and portfolio attributes, all of which may be susceptible to significant change. For instance, loss rates in our allowance methodology typically reflect the Company’s more recent loss experience, by product, on a trailing twelve-or eighteen-month basis. These loss rates consider both cumulative charge-offs and other OREO valuation adjustments over the period in the individual product categories that constitute our allowance. Default estimates use a multi-year originating vintage and rating approach. In addition, we compare current model-derived and historically-established reserve levels to recent and historical charge-off trends in considering the appropriate final level of the reserve at each product level.

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

Goodwill is allocated to reporting units at acquisition. The Company has two reporting units with allocated goodwill: Banking and Trust and Investments. Subsequent to initial recognition, goodwill is not amortized but, instead, is tested for impairment at the reporting unit level at least annually or more often if an event occurs or circumstances change that would indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible or regulatory capital.

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

The Company has the option at the time of its annual impairment test to perform a qualitative assessment for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before applying the existing two-step goodwill impairment test. If the Company concludes that this is the case, the Company would proceed with the existing two-step test, as described above. Otherwise, the Company would be able to bypass the two-step test and conclude that goodwill is not impaired from a qualitative perspective.

In conjunction with our annual goodwill impairment test performed as of October 31, 2013, we did not elect to perform a qualitative assessment and chose to proceed with the quantitative two-step test. As a result of our step one analysis, the Company determined that the fair value of both the Banking and Trust and Investments (excluding Lodestar) reporting units exceeded their respective carrying amounts. As such, both of the Company's reporting units with allocated goodwill "passed" step one of the goodwill impairment test, and no further analysis was required to support the conclusion that goodwill was not impaired as of October 31, 2013. The Banking reporting unit's fair value exceeded its carrying amount by 73%, while the Trust and Investments (excluding Lodestar) reporting unit's fair value exceeded its carrying amount by approximately 161%. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of October 31, 2013 that would indicate impairment of goodwill allocated to the Banking and Trust and Investment (excluding Lodestar) reporting units at December 31, 2013. In connection with the sale of Lodestar on December 31, 2013, $226,000 of the goodwill assigned to Trust and Investments was allocated to Lodestar and written off, inclusive of an impairment charge of $146,000 recorded in connection with the sale.

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

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2013, there were no events or circumstances to indicate that there may be impairment of intangible assets. In connection with the sale of Lodestar on December 31, 2013, $815,000 in net carrying value of client relationship intangibles was written off. The Company's intangible assets include core deposit premiums, client relationship, and assembled workforce intangibles. All of these intangible assets have finite lives and are amortized over varying periods not exceeding 12 years.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of "more likely than not." In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at December 31, 2013. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of December 31, 2013, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretations of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At December 31, 2013, we had tax reserves established relating to uncertain tax positions that, if recognized, would favorably affect the Company's effective tax rate by $347,000.

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

OVERVIEW

We reported net income available to common stockholders of $122.9 million for 2013, an increase of 91% from the $64.5 million reported for 2012. Diluted earnings per share was $1.57 for 2013, increasing 78% compared to $0.88 per share for 2012. Our return on average assets grew to 0.90%, return on average common equity grew to 9.8% and the efficiency ratio improved to 56.4% for 2013; all significant improvements compared to 2012 when these performance measures were 0.60%, 5.8% and 61.3%, respectively. The improvement in 2013 earnings was primarily driven by meaningfully lower credit costs (provision for loan losses and net foreclosed property expenses), lower share-based compensation costs and deposit insurance assessments and the full year net benefit on earnings for the 2012 repayment of TARP (which led to replacing $13.4 million of preferred stock dividend with $8.9 million, pretax interest expense on subordinated debt).

Net revenue increased by $4.5 million to $538.3 million for 2013, compared to $533.8 million for 2012, with higher levels of net interest income and non-interest income contributing to the current year improvement. Non-interest income increased by $2.9 million in 2013 compared to 2012, with higher revenues from trust and investments, treasury management and syndications contributing to the year-over-year growth.

Net interest income increased by $1.1 million, in 2013 compared to 2012 benefiting from higher average interest earning assets as average loan balances increased $771.8 million combined with lower deposit costs mostly due to downward pricing on interest-bearing deposits. Net interest income grew despite the added $7.2 million in interest expense for the subordinated debt issuance in October 2012. Net interest margin was 3.23% for 2013 compared to 3.42% for the prior year reflecting competitive pricing pressure on loan yields, declining investment yields, and the subordinated debt issuance in October 2012, which were partially offset by a reduction in cost of funds as a result of lower interest rates paid on deposits.

During 2013, total loans grew $504.0 million, or 5%, from year end 2012, with most of the growth in the commercial and industrial portfolio, which represented 67% of total loans at year end 2013 compared to 64% at year end 2012.

Our asset quality position continued to improve during 2013 and is approaching more normalized levels in the post credit-crisis environment. This is reflected in the meaningful decrease in nonperforming assets, nonperforming loans, charge-offs, and potential problem and special mention loans. Total nonperforming assets and loans declined 44% and 32%, respectively, from December 31, 2012 levels with nonperforming assets to total assets representing 0.9% at year end 2013 compared to 1.6% at December 31, 2012. Dispositions of early-stage problem loans and nonperforming assets totaled $99.1 million. During 2013, the level of inflows into nonperforming loans has declined by nearly 50% as fewer early-stage problem loans developed. With credit quality improving, the provision for loans losses, excluding covered assets, declined $39.7 million from 2012 levels and we reduced our allowance for loan losses by $18.3 million from the prior year end. As the number of OREO properties declined during 2013 from $81.9 million to $28.5, we benefited from a 47% decline in net foreclosed property costs.

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

For purposes of this discussion, net interest income and any ratios or metrics that include net interest income as a component, such as net interest margin, have been adjusted to a fully tax-equivalent basis to more appropriately reflect the impact of returns on certain tax-exempt securities, assuming a federal income tax rate of 35%. The effect of the tax-equivalent adjustment is presented at the bottom of the following table.

Table 1 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the three years ended December 31, 2013. The table also presents the trend in net interest margin on a quarterly basis for 2013 and 2012, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, Table 2 details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume and rate changes.

Table 1
Net Interest Income and Margin Analysis
(Dollars in thousands)

	2013			2012			2011
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets:
Federal funds sold and interest-bearing deposits in banks	$261,865	$652	0.25%	$377,827	$965	0.26%	$463,742	$1,181	0.25%
Securities:
Taxable	2,189,426	51,310	2.34%	2,064,893	56,826	2.75%	1,864,583	61,026	3.27%
Tax-exempt (2)	245,905	9,447	3.84%	179,594	8,360	4.65%	140,707	8,296	5.90%
Total securities	2,435,331	60,757	2.49%	2,244,487	65,186	2.90%	2,005,290	69,322	3.46%
FHLB stock	34,161	247	0.72%	42,742	547	1.28%	26,590	391	1.47%
Loans, excluding covered assets:
Commercial	6,756,863	299,386	4.43%	5,843,047	269,284	4.61%	5,130,839	240,123	4.68%
Commercial real estate	2,530,863	95,517	3.77%	2,676,709	109,812	4.10%	2,640,297	112,091	4.25%
Construction	218,246	8,999	4.12%	202,825	7,609	3.75%	397,771	14,937	3.76%
Residential	380,676	14,193	3.73%	360,904	15,025	4.16%	325,606	14,070	4.32%
Personal and home equity	371,567	12,045	3.24%	402,904	14,181	3.52%	438,266	15,751	3.59%
Total loans, excluding covered assets (3)	10,258,215	430,140	4.19%	9,486,389	415,911	4.38%	8,932,779	396,972	4.44%
Covered assets (4)	139,898	3,689	2.64%	218,500	7,300	3.34%	317,631	16,137	5.08%
Total interest-earning assets (2)	13,129,470	$495,485	3.77%	12,369,945	$489,909	3.96%	11,746,032	$484,003	4.12%
Cash and due from banks	147,185			145,200			158,655
Allowance for loan and covered loan losses	(179,016)			(208,577)			(237,038)
Other assets	562,321			699,159			685,475
Total assets	$13,659,960			$13,005,727			$12,353,124
Liabilities and Equity:
Interest-bearing demand deposits	$1,292,146	$4,202	0.33%	$829,686	$3,378	0.41%	$587,453	$2,439	0.42%
Savings deposits	262,022	639	0.24%	238,171	680	0.29%	205,814	786	0.38%
Money market accounts	4,490,908	15,711	0.35%	4,129,620	16,924	0.41%	4,413,971	22,171	0.50%
Time deposits	1,496,146	15,328	1.02%	1,413,462	16,041	1.13%	1,354,246	16,947	1.25%
Brokered time deposits	1,151,155	4,833	0.42%	1,176,131	5,791	0.49%	1,210,424	7,729	0.64%
Total interest-bearing deposits	8,692,377	40,713	0.47%	7,787,070	42,814	0.55%	7,771,908	50,072	0.64%
Short-term borrowings	98,844	850	0.86%	142,720	443	0.31%	74,918	2,011	2.68%
Long-term debt	477,782	29,612	6.20%	402,812	23,846	5.92%	401,779	21,936	5.46%
Total interest-bearing liabilities	9,269,003	71,175	0.77%	8,332,602	67,103	0.81%	8,248,605	74,019	0.90%
Noninterest-bearing demand deposits	2,982,471			3,186,562			2,669,924
Other liabilities	149,237			170,442			163,756
Equity	1,259,249			1,316,121			1,270,839
Total liabilities and equity	$13,659,960			$13,005,727			$12,353,124
Net interest spread (2)			3.00%			3.15%			3.22%
Contribution of noninterest-bearing sources of funds			0.23%			0.27%			0.27%
Net interest income/margin (2)		424,310	3.23%		422,806	3.42%		409,984	3.49%
Less: tax equivalent adjustment		3,247			2,873			2,857
Net interest income, as reported		$421,063			$419,933			$407,127
(footnotes on following page)

Quarterly Net Interest Margin Trend

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets (2)	3.69%	3.71%	3.77%	3.75%	3.71%	3.88%	3.99%	4.07%
Cost of interest-bearing liabilities	0.73%	0.75%	0.78%	0.80%	0.83%	0.79%	0.78%	0.81%
Net interest spread (2)	2.96%	2.96%	2.99%	2.95%	2.88%	3.09%	3.21%	3.26%
Contribution of noninterest-bearing sources of funds	0.22%	0.22%	0.23%	0.24%	0.28%	0.26%	0.25%	0.27%
Net interest margin (2)	3.18%	3.18%	3.22%	3.19%	3.16%	3.35%	3.46%	3.53%

(1)	Interest income included $24.4 million, $26.3 million, and $24.4 million in loan fees for the years ended December 31, 2013, 2012, and 2011, respectively.

(2)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. This is a non-U.S. GAAP measure.

(3)
Average loans on a nonaccrual basis for the recognition of interest income totaled $122.6 million for 2013, $212.2 million for 2012, and $340.7 million for 2011 and are included in loans for purposes of this analysis. Interest foregone on impaired loans was estimated to be approximately $4.8 million for the year ended December 31, 2013, $8.9 million for 2012 and $14.4 million for 2011, and was based on the average loan portfolio yield for the respective period.

(4)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation ("FDIC") assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

Table 2
Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)
(Amounts in thousands)

	2013 compared to 2012			2012 compared to 2011
	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold and interest-bearing deposits in banks	$(290)	$(23)	$(313)	$(219)	$3	$(216)
Securities:
Taxable	3,280	(8,796)	(5,516)	6,136	(10,336)	(4,200)
Tax-exempt (2)	2,720	(1,633)	1,087	2,019	(1,955)	64
Total securities	6,000	(10,429)	(4,429)	8,155	(12,291)	(4,136)
FHLB stock	(95)	(205)	(300)	212	(56)	156
Loans, excluding covered assets:
Commercial	40,811	(10,709)	30,102	32,873	(3,712)	29,161
Commercial real estate	(5,789)	(8,506)	(14,295)	1,531	(3,810)	(2,279)
Construction	604	786	1,390	(7,313)	(15)	(7,328)
Residential	793	(1,625)	(832)	1,484	(529)	955
Personal and home equity	(1,060)	(1,076)	(2,136)	(1,250)	(320)	(1,570)
Total loans, excluding covered assets	35,359	(21,130)	14,229	27,325	(8,386)	18,939
Total interest-earning assets before covered assets (2)	40,974	(31,787)	9,187	35,473	(20,730)	14,743
Covered assets (3)	(2,277)	(1,334)	(3,611)	(4,214)	(4,623)	(8,837)
Total interest-earning assets (2)	38,697	(33,121)	5,576	31,259	(25,353)	5,906
Interest-bearing demand deposits	1,605	(781)	824	987	(48)	939
Savings deposits	64	(105)	(41)	112	(218)	(106)
Money market accounts	1,400	(2,613)	(1,213)	(1,360)	(3,887)	(5,247)
Time deposits	904	(1,617)	(713)	719	(1,625)	(906)
Brokered time deposits	(121)	(837)	(958)	(213)	(1,725)	(1,938)
Total interest-bearing deposits	3,852	(5,953)	(2,101)	245	(7,503)	(7,258)
Short-term borrowings	(172)	579	407	1,006	(2,574)	(1,568)
Long-term debt	4,604	1,162	5,766	56	1,854	1,910
Total interest-bearing liabilities	8,284	(4,212)	4,072	1,307	(8,223)	(6,916)
Net interest income (2)	$30,413	$(28,909)	$1,504	$29,952	$(17,130)	$12,822

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(3)
Covered interest-earning assets consist of loans acquired through an FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detail discussion.

2013 compared to 2012

Net interest income on a tax-equivalent basis increased $1.5 million, or 0.4%, to $424.3 million for the year ended December 31, 2013, compared to $422.8 million for the prior year. Interest income for the year increased $5.6 million compared to 2012 primarily due to $14.2 million in higher interest income on loans generated from $771.8 million in higher average loan balances. This was partially offset by $8.0 million in lower interest income due to declining yields on securities and reduced loan balances on the covered assets portfolio. The increase in interest income was offset by $4.1 million increase in interest expense resulting from an increase of $6.2 million in interest expense on short- and long-term debt largely due to the $125 million of subordinated debt issued in October 2012 in connection with out repayment of TARP as well as $2.1 million decrease in interest-bearing deposits costs.

Average interest-earning assets grew $759.5 million primarily driven by a $913.8 million increase in average commercial loan balances from 2012. Our loan portfolio mix continues to shift toward commercial loans, which generally provide higher yields than our current commercial real estate loans. Average commercial real estate loans declined by $145.8 million from the prior year. Average interest-bearing deposits grew $905.3 million from 2012, reflecting an increase in interest-bearing demand deposits and money market accounts. Average short term debt declined $43.9 million as average FHLB advances were higher in 2012, and average long-term debt increased $75.0 million due to the subordinated debt issuance mentioned above.

Net interest margin was 3.23% for 2013, a decline of 19 basis points from 3.42% for 2012. The year-over-year decline in net interest income was primarily due to lower loan yields, driven by competitive pricing pressures and the low interest rate environment, decline in securities yields, and the cost of the TARP restructure. Our cost of interest-bearing funds declined $2.1 million, or 8 basis points. While lower interest rates were paid on interest-bearing deposits, interest rates on long-term debt increased 28 basis points as 2013 included $7.1 million of additional expense associated with the issuance of subordinated debt. Average noninterest-bearing deposits and average equity, our principal sources of noninterest-bearing funds, declined in total by $261.0 from 2012. As shown in the table above, the effect of noninterest-bearing funds on net interest margin was four basis points lower than a year ago.

Yield trends in both our loan and investment portfolios are likely to continue to pressure net interest margin given the current operating environment and the prospects for a continuation of low short-term interest rates. Despite the highly competitive environment, we continue to take a disciplined approach to structure, pricing and overall returns as we selectively add and develop new client relationships. Loan pricing, especially renewals, remain very competitive. With respect to interest-bearing liabilities, we do not anticipate any significant benefit to net interest margin in 2014 from downward repricing of deposits.

2012 compared to 2011

For 2012, net interest margin was 3.42%, a decline of 7 basis points from 3.49% for 2011. Downward pressure on primarily short-term interest rates negatively impacted yields on loans and securities, which was partially offset by a decline in deposit costs of 9 basis points, due to a shifting in the mix of deposits towards non-interest bearing deposits and downward pricing from 2011. A decline in short-term borrowings interest expense of $1.6 million year-over-year was more than offset by interest expense on the subordinated debt issued in October 2012, which negatively impacts net interest income.

Provision for loan losses

The provision for loan losses, excluding the provision for covered loans, totaled $31.2 million in 2013, down from $70.9 million in 2012 and $130.6 million in 2011. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the allowance deemed adequate to cover inherent loan losses after net charge-offs have been deducted. The current year provision benefited from continuing portfolio improvement in overall credit metrics and the reduced requirement for specific reserves on a smaller population of impaired loans. Impaired loans were $114.4 million at December 31, 2013, down from $199.8 million at December 31, 2012. In addition, the current period provision benefited from lower charge-offs. Net charge-offs were $49.5 million in 2013, compared to $101.1 million in 2012 and $161.8 million in 2011. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see "Critical Accounting Policies" and "Credit Quality Management and Allowance for Loan Losses."

Provision for covered loan losses

For 2013, the provision for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement totaled $632,000, compared to $549,000 in 2012 and $2.3 million in 2011. The provision for covered loan losses represents the 20% portion of expected losses on covered loans not reimbursed by the FDIC. For further information regarding the FDIC-assisted transaction, see "Covered Assets."

Non-interest Income

Non-interest income is derived from a number of sources related to our banking activities, including fees from our Trust and Investments business, mortgage banking income, the sale of derivative products to clients through our capital markets group, treasury management fees, loan and credit-related fees and syndication fees. The following table presents a break-out of these multiple sources of revenue for the years ended December 31, 2013, 2012 and 2011.

Table 3
Non-interest Income Analysis
(Dollars in thousands)

	Year Ended December 31,			% Change
	2013	2012	2011	2013-2012	2012-2011
Trust and investments	$18,377	$17,017	$17,826	8	-5
Mortgage banking	12,172	13,460	6,703	-10	101
Capital markets products	20,728	25,958	19,341	-20	34
Treasury management	24,668	21,510	18,181	15	18
Loan, letter of credit and commitment fees	17,217	18,173	16,722	-5	9
Syndication fees	13,447	9,107	5,485	48	66
Deposit service charges and fees and other income	6,207	6,021	8,218	3	-27
Subtotal fee revenue	112,816	111,246	92,476	1	20
Net securities gains (losses)	1,174	(205)	5,771	673	-104
Total non-interest income	$113,990	$111,041	$98,247	3	13

2013 compared to 2012
Non-interest income for 2013 totaled $114.0 million, increasing $2.9 million, or 3% compared to the prior year reflecting growth in trust and investments, treasury management, syndication fees, deposit service charges and fees and other income and net securities gains during the current year. These increases were partially offset by lower mortgage banking, capital markets products, and loan, letter of credit and commitment fees. Excluding net securities gains/losses, non-interest income increased by $1.6 million, or 1%, to $112.8 million for 2013, compared to $111.2 million for 2012.

Trust and investments fee revenue increased by $1.4 million, or 8.0%, from 2012 and is largely attributed to fees associated with strong client growth, market recovery, and the on-boarding of a new strategic partnership in the latter part of the year. These increases were partially offset by a reduction of $413,000 in fees from our former wholly-owned investment management subsidiary due the departure of two relationship managers in the prior year. The pricing on trust and investment accounts varies depending on the type of services provided. Assets under management and administration ("AUMA") grew to $5.7 billion at December 31, 2013 from $5.2 billion at December 31, 2012 primarily due to new custodial assets added in 2013, net client growth and improved market values all of which more than offset the reduction in AUMA related to the sale of Lodestar on December 31, 2013. Fees earned on "qualified custodian" and escrow assets are typically a flat fee structure and are significantly lower than fees recognized on standard custody and managed assets, which are generally based on the market value of the assets on the last day of the prior quarter or month and are therefore subject to volatility. Custody assets as a percentage of total AUMA were 44% and 45% at December 31, 2013 and 2012, respectively.

Revenue from our mortgage banking business, which includes gains on loans sold and certain mortgage related loan fees, declined $1.3 million from $13.5 million in 2012 to $12.2 million in 2013. The current year decline is primarily due to tighter spreads on a lower volume of loan sales in 2013 compared to 2012 coupled with lower application volumes which was partially offset by an expanded product offering. We sold $514.7 million of mortgage loans in the secondary market, generating gains of $9.1 million, in 2013 compared to $561.5 million of mortgages loans sold, generating gains of $10.1 million, in the prior year. During the latter half of 2013, we saw a shift in product mix with purchase activity increasing while refinancing demand declined. The rise in longer-term interest rates will continue to negatively impact refinancing activity and application volumes.

Capital markets products income declined $5.2 million from 2012 and included a $2.2 million positive credit valuation adjustment ("CVA") compared to a positive CVA of $48,000 for 2012. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income declined $7.4 million, or 29%, compared to 2012. The current period decline was attributable to lower level of loan origination-related swap activity and a shift in product mix by clients into transactions with lower margins. Our capital markets business opportunities are sensitive to the level of loan originations and our clients' outlook on short-term interest rates.

Treasury management income increased $3.2 million, or 15%, from 2012. Revenue growth for these services is closely correlated with loan originations, the acquisition of new middle market lending clients and influenced by the nature of the client's business, though often subject to a three-to-six month lag of implementation. The current year increase reflects the ongoing success in cross-selling treasury management services to new commercial clients as we continue to build client relationships and, to a lesser extent, a decrease in our earnings credit rate (the rate applied to balances maintained in the client’s deposit account to offset activity charges) in the latter part of 2012 and 2013. Similar to loan originations, we have experienced increased pricing competition with treasury management services.

Loan, letter of credit and commitment fees declined $1.0 million, or 5%, from 2012, principally due to $555,000, or 7% decline in unused commitment fees and a $339,000, or 4% decline in standby letter of credit fees. The majority of our unused commitment fees related to revolving facilities, which at December 31, 2013 totaled $7.6 billion and, of which $4.0 billion were unused. In comparison, at December 31, 2012, commitments related to revolving facilities totaled $7.0 billion, of which $3.9 billion were unused.

Syndication fees increased $4.3 million from 2012 to $13.4 million in 2013. The increase is attributable to a higher volume of transactions, an increased demand from an expanded investor base, new product offerings, and improving pricing from both planned and opportunistic transactions recognized on origination in the fourth quarter of 2012 and throughout 2013. Syndication fees tend to fluctuate period to period depending on market conditions, loan origination trends, and portfolio management decisions.

2012 compared to 2011

Non-interest income for 2012 was $111.0 million, an increase of $12.8 million, or 13%, compared to the prior year, with all major categories, excluding trust and investments, deposit service charged and fees and other income, and net securities losses contributing to the improvement. Excluding net securities gains/losses, non-interest income grew by $18.8 million, or 20%, to $111.2 million for 2012, compared to $92.5 million for 2011.

Trust and investments fee revenue declined by $809,000, or 5% from 2011, largely due to the loss of fees within the Bank's investment management subsidiary following the departure of two relationship managers during 2012, the absence of larger estate fees recognized in the prior year, and to a lesser extent, the discontinuation of land trust fees due to the sale of the land trust business in 2011. The loss in fees was partially offset by organic growth and continued client acquisition. AUMA grew to $5.2 billion at December 31, 2012 from $4.3 billion at December 31, 2011 primarily due to new custodial assets added in first quarter 2012, net client growth, and to a lesser extent, improved market values. Custody assets as a percentage of total AUMA were 45% and 37% at December 31, 2012 and 2011, respectively.

Revenue from our mortgage banking business increased by $6.8 million, or 101%, from the prior year, as the combination of a favorably low interest rate environment throughout 2012 and the expansion of our mortgage banking staff resulted in a higher volume of transactions closed and sold into the secondary market. Further, origination fees increased $1.1 million from 2011 as the low interest rates drove strong application volumes.

Capital markets products income increased $6.6 million from 2011 and included a $48,000 positive CVA compared to a negative CVA of $719,000 for 2011. Exclusive of CVA, capital markets income increased to $25.9 million in 2012 from $20.1 million in 2011, and was favorably impacted by an increase in loan origination-related swap activity that was generally characterized by longer durations and larger deal sizes, resulting in higher revenue compared to 2011. Capital markets business opportunities are sensitive to loan originations and our clients' interest rate expectations.

Treasury management income increased $3.3 million, or 18%, from 2011. The 2012 increase reflects ongoing success in cross-selling treasury management services to new and existing commercial clients as we continue to build client relationships and, to a lesser extent, a decrease in our earnings credit rate in the latter part of 2012.

Loan and credit-related fees increased $1.5 million, or 9%, from 2011 and was largely due to greater unused commitment fees. The majority of our unused commitment fees related to revolving facilities, which at December 31, 2012 totaled $7.0 billion, of which $3.9 million were unused. In comparison, at December 31, 2011, commitments related to revolving facilities totaled $6.6 billion, of which $3.7 billion were unused.

Syndication fees increased $3.6 million from 2011 to $9.1 million in 2012 due to a higher volume of transactions and agency lead deals.

Deposit service charges and fees and other income decreased $2.2 million, or 27%, from 2011primarily due to a decline in Small Business Administration servicing and related fees, which fluctuate with loan demand, and a $646,000 reduction in card-based interchange fees, which was attributable to new fee limits provided for under the Dodd-Frank Act. Also contributing to the year-over-year variance was $714,000 in higher gains on sale of various assets recognized in 2011.

Non-interest Expense

Table 4
Non-interest Expense Analysis
(Dollars in thousands)

	Year Ended December 31,			% Change
	2013	2012	2011	2013-2012	2012-2011
Compensation expense:
Salaries and wages	$95,022	$95,608	$91,779	-1	4
Share-based costs	12,676	20,655	15,756	-39	31
Incentive compensation, retirement costs and other employee benefits	59,231	58,685	49,228	1	19
Total compensation expense	166,929	174,948	156,763	-5	12
Net occupancy expense	30,027	30,571	29,986	-2	2
Technology and related costs	13,726	13,250	11,388	4	16
Marketing	12,590	10,311	8,911	22	16
Professional services	8,539	8,353	9,206	2	-9
Outsourced servicing costs	6,817	7,419	8,001	-8	-7
Net foreclosed property expense	20,194	38,296	27,782	-47	38
Postage, telephone, and delivery	3,521	3,497	3,716	1	-6
Insurance	10,867	15,186	21,287	-28	-29
Loan and collection	8,753	11,631	13,571	-25	-14
Other operating expense:
Supplies and printing	721	976	892	-26	9
Subscriptions and dues	945	655	596	44	10
Education and training	1,181	1,117	796	6	40
Internal travel and entertainment	1,502	1,288	1,447	17	-11
Investment manager expense	2,216	2,106	2,106	5	*
Bank charges	1,140	1,108	1,046	3	6
Intangible amortization	3,121	2,684	1,487	16	80
Provision for unfunded commitments	1,863	66	(842)	2,723	-108
Other expenses	8,662	3,670	4,138	136	-11
Total other operating expenses	21,351	13,670	11,666	56	17
Total non-interest expense	$303,314	$327,132	$302,277	-7	8
Full-time equivalent ("FTE") employees at year-end	1,116	1,105	1,045	1	6
Operating efficiency ratios:
Non-interest expense to average assets	2.22%	2.52%	2.45%
Net overhead ratio (1)	1.39%	1.66%	1.65%
Efficiency ratio (2)	56.35%	61.28%	59.48%

(1)	Computed as non-interest expense, less non-interest income, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 33, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

*	Less than 1%

2013 compared to 2012

Non-interest expense declined by $23.8 million, or 7%, as compared to the prior year. The decline reflects lower credit related costs (i.e. net foreclosed property expense and loan and collection expense) attributable to lower level of nonperforming assets, reduced compensation expense, insurance expense combined with disciplined expense management. The current year improvement was partially offset by higher other expense which included a number of non-recurring charges.

Compensation expense declined overall by $8.0 million, or 5%, from 2012, principally benefiting from lower share-based costs. Share-based costs declined $8.0 million, or 39%, due to final expense recognition in 2012 for certain share-based compensation awards made in 2007 and 2008 which was partially offset by $3.9 million in additional expense recognition relating to the Company's February 2013 annual equity grants as part of its annual incentive and long-term incentive programs. Salary and wages were down $586,000, or 1%, primarily due to an increase in the cost-deferrals associated with loan origination salary expense, partially offset by a higher FTEs base, as well as annual compensation adjustments. Incentive compensation, retirement costs and other employee benefits were up by $546,000, or 1%, compared to 2012, largely due to the inclusion of certain executives in the 2013 incentive program which were restricted in the prior year due to TARP incentive limitations.

Marketing expenses increased $2.3 million, or 22%, compared to 2012 as a result of our new advertising and re-branding campaign in 2013.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, taxes, and other expenses associated with the maintenance of OREO declined $18.1 million, or 47%, from 2012. The decline is primarily due to $5.8 million in lower OREO valuation write-downs compared to the prior year, as well as recognition of net gains on sales of OREO in 2013 of $1.7 million compared to net losses on sales of $6.0 million in 2012. In 2013 we sold OREO with a net book value of $51.2 million, compared to $48.2 million of OREO sales in 2012. In addition, property ownership costs, such as property management and real estate taxes, were down $3.5 million from the prior year as the population of OREO declined from $81.9 million at December 31, 2012 to $28.5 million at December 31, 2013. Refer to the "Foreclosed Real Estate" discussion in the "Loan Portfolio and Credit Quality" section below for more information regarding our OREO portfolio and valuation process.

Insurance expense declined $4.3 million, or 28%, from 2012, primarily due to lower FDIC deposit insurance premiums reflecting improved credit quality, liquidity, and improvement in our deposit and funding mix compared to levels in 2012 which resulted in lower current year assessments. Also included in insurance costs for 2013 were $960,000 in refunds on previously paid deposit insurance assessments due to clarification of deposit rules under the assessment model.

Loan and collection expense, which consists of certain non-reimbursable costs associated with loan origination and servicing activities and loan remediation costs for problem and nonperforming loans, declined $2.9 million, or 25%, from 2012. At December 31, 2013, workout related costs declined $2.0 million as the level of problem loans declined 22% from 2012. Performing loan expenses decreased $830,000 from reduced volumes of mortgage activity coupled with heightened expense management of credit-related costs on new and renewed loans.

Other operating expenses increased $7.7 million, or 56%, compared to the prior year period and was largely due to certain non-recurring charges that were incurred in 2013, including $2.7 million in restructuring costs associated with the vacating of excess space in the Detroit area and the restructuring of our Atlanta operation and a $1.2 million charge on repurchased loans. Other expenses for 2013 included $861,000 in losses related to our CRA investments, $600,000 in greater losses on asset sales and operating losses and an increase in our provision for unfunded commitments of $1.8 million from 2012.

Our efficiency ratio was 56.35% for 2013, improving from 61.28% for 2012.

2012 compared to 2011

Non-interest expense totaled $327.1 million for 2012, increasing by $24.9 million, or 8%, from $302.3 million in 2011. The increase was primarily due to higher compensation expense and net foreclosed property expense, which was partially offset by lower insurance expense.

Compensation expense increased overall by $18.2 million, or 12%, from 2011. Salary and wages expenses were up $3.8 million, or 4%, primarily due to an increase in FTEs since December 31, 2011, as well as annual compensation adjustments.

Share-based costs increased by $4.9 million, or 31%, from 2011. 2012 included a full year of expense related to the 2011 equity awards as well as ten months of expense recognition related to annual stock-based awards issued in February 2012. Also, at year-

end 2012, the final tranche of equity awards originally issued in 2007 and 2008 under our transformational strategic growth plan vested resulting in an increase in expense from a truing up of estimated forfeitures. Finally, 2011 share-based costs had benefited from a higher level of forfeitures on departed plan participants.

Incentive compensation, retirement costs and other employee benefits were up by $9.5 million, or 19%, compared to 2011, principally due to higher incentive compensation related to the Company's performance against stated goals in addition to performance-based pay linked to mortgage banking and capital markets fee revenues, which had higher revenues in 2012 compared to 2011.

Technology and related costs increased $1.9 million, or 16%, from 2011 and was primarily due to investments in data networking to provide greater bandwidth and improve overall service levels, as well as higher volumes in transaction-based data processing fees for client-based loan, deposit and wire services.

Marketing expense increased $1.4 million, or 16% compared to the prior year. This increase is primarily due to a new advertising program to raise our corporate profile in 2012.

Professional services expense, decreased $853,000, or 9%, from 2011, with reduced consultancy services and lower corporate legal fees driving the decline.

Net foreclosed property expense increased $10.5 million, or 38%, from 2011. The increase was primarily due to higher valuation write-downs, which totaled $25.2 million for 2012 as compared to $15.4 million for 2011. Also, a higher amount of property ownership costs, such as property management and real estate taxes, were incurred in 2012 as compared to the prior year. Offsetting the impact of the higher valuation write-downs and property ownership costs was a decrease in the net loss on sales of OREO. Net losses on sale were $6.0 million on $48.2 million of OREO in 2012, as compared to net losses of $9.1 million on $79.0 million of OREO in 2011.

Insurance expense decreased $6.1 million, or 29%, from 2011, primarily due to lower deposit insurance assessments as a result of the change in FDIC insurance assessment methodology. In 2011, the FDIC adopted final rules amending the deposit insurance assessment regulations, modifying, among other provisions, the assessment base from one based on domestic deposits to one based on total assets less average tangible equity. These rules took effect April 1, 2011, impacting assessments beginning in the second quarter 2011.

Loan and collection expense decreased $1.9 million, or 14%, from 2011 primarily due to a $4.8 million reduction in remediation costs attributable to an overall reduction in problem loans and was partially offset by higher non-reimbursable mortgage originations costs in connection with greater re-financing volumes.

Other operating expenses increased $2.0 million, or 17%, from the prior year. The increase was primarily due to $1.3 million in higher amortization on our core deposit intangible assets compared to the prior year. In addition, we recorded a $66,000 provision for unfunded commitments in 2012 as compared to an $842,000 reduction of the reserve for unfunded commitments in 2011.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 2011 through 2013 are presented in the following table.

Table 5
Income Tax Provision Analysis
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Income before income tax provision	$199,943	$132,417	$70,200
Income tax expense	$76,994	$54,521	$25,660
Effective income tax rate	38.5%	41.2%	36.6%

Generally, our effective income tax rate varies from the statutory federal income tax rate of 35% principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance, non-deductible compensation and business expenses and tax credits.
For the year ended December 31, 2013 we recorded an income tax provision of $77.0 million on pre-tax income of $199.9 million (equal to a 38.5% effective tax rate) compared to an income tax provision of $54.5 million on pre-tax income of $132.4 million for the year ended December 31, 2012 (equal to a 41.2% effective tax rate).
The decrease in our effective tax rate in 2013 compared to 2012 was primarily due to the restoration of tax benefits for executive compensation subsequent to the repayment of TARP and the substantially greater amount of charges in the 2012 period associated with share-based compensation. The lower effective tax rate in 2011 was primarily due to tax benefits attributable to the repricing of our deferred tax asset that resulted from the 2011 Illinois corporate tax rate change.
Realization of Deferred Tax Assets
Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition and totaled $98.6 million at December 31, 2013, consisting of gross deferred tax assets of $119.8 million offset by gross deferred tax liabilities of $21.2 million.

We have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that the Company was not in a cumulative book loss position for financial statement purposes at December 31, 2013, measured on a trailing three-year basis. In addition, we considered our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

Taxable income in prior years and reversing deferred taxable temporary differences provide sources from which deferred tax assets may be absorbed. Most significantly, however, we have relied on our expectation of generating pre-tax earnings in future periods, which should give rise to taxable income levels, exclusive of reversing temporary differences, that more likely than not will be sufficient to absorb the deferred tax assets.

Operating Segments Results

We have three primary business segments: Banking, Trust and Investments, and Holding Company Activities.

Banking

Our Banking segment is the Company's most significant segment, representing nearly 90% of consolidated total assets and generates nearly all of the Company's net income. The profitability of our Banking segment is dependent on net interest income, provision for loan and covered loan losses, non-interest income, and non-interest expense. The net income for the Banking segment for the year ended December 31, 2013 was $146.8 million, a $38.7 million increase from net income of $108.1 million for the year ended December 31, 2012. The increase in net income for the Banking segment was primarily due to a $39.6 million decline in the provision for loan and covered loan losses from the prior year, largely driven by decreases in special mention loans, nonperforming loans and charge-offs. Also contributing to the increase in net income was the decline in non-operating expense, including an $8 million decline in share-based costs and an $18 million decline in net foreclosed property expense primarily due to lower OREO balances in 2013. Net income for the Banking segment increased $36.2 million from the year ended December 31, 2011 to the year ended December 31, 2012, which was primarily due to a $61.5 million in lower provision for loan and covered loan losses which were partially offset by $26.7 million in higher non-interest expense compared to 2011.

Total loans for the Banking segment increased to $10.6 billion at December 31, 2013, compared to $10.1 billion at December 31, 2012. Total deposits were relatively flat from December 31, 2012 levels of $12.3 billion to $12.1 billion at December 31, 2013.

Trust and Investments

The Trust and Investments segment includes investment management, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services. Until December 31, 2013 Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm, was a wholly-owned subsidiary of the Bank. On December 31, 2013, Lodestar was sold and the assets and liabilities were removed from the Trust and investments segment. The sale of Lodestar is not expected to have a material impact on future period's financial results.

Net income attributable to controlling interests from Trust and Investments increased to $2.3 million for the year ended December 31, 2013, from $1.6 million for the year ended December 31, 2012, and increased from $668,000 for the year ended December

31, 2011. The increase in net income from 2012 to 2013 is primarily attributable to an increase in non-interest income largely due to continued client acquisition and growth in AUMA. Overall stock market improvements also contributed to asset growth leading to increased asset-based fees. AUMA grew to $5.7 billion at December 31, 2013, from $5.2 billion at December 31, 2012, with the growth primarily due to new client relationships and improved market performance during 2013.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in its bank subsidiary. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of compensation expense allocated to the Holding Company and professional fees. The Holding Company Activities segment reported a net loss of $26.2 million for the year ended December 31, 2013, compared to a net loss of $31.8 million for the same period in 2012 and a net loss of $28.2 million for 2011. The lower net loss for the year as compared to the prior period was the result of a decline in share-based costs, partially offset by an increase in interest expense due to subordinated debt issued in October 2012. The Holding Company had $55.9 million in cash at December 31, 2013 compared to $78.0 million at December 31, 2012.

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

Table 6
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of December 31, 2013			As of December 31, 2012			As of December 31, 2011
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$142,575	$145,716	6	$115,262	$114,252	5	$61,521	$60,590	3
U.S. Agency securities	45,528	47,409	2	—	—	—	10,034	10,014	*
Collateralized mortgage obligations	176,116	169,775	7	241,034	229,895	10	356,000	344,078	16
Residential mortgage-backed securities	963,107	946,656	38	868,322	823,191	37	1,189,213	1,140,555	52
State and municipal securities	274,650	271,135	11	226,042	214,174	10	166,197	154,080	7
Foreign sovereign debt	500	500	*	500	500	*	500	500	*
Total available-for-sale	1,602,476	1,581,191	64	1,451,160	1,382,012	62	1,783,465	1,709,817	78
Held-to-Maturity
Collateralized mortgage obligations	64,072	67,335	3	74,644	74,164	3	—	—	—
Residential mortgage-backed securities	673,773	688,410	27	725,448	703,419	31	493,159	490,072	22
Commercial mortgage-backed securities	157,973	164,607	6	86,213	85,680	4	—	—	—
State and municipal securities	1,090	1,084	*	469	464	*	71	71	*
Total held-to-maturity	896,908	921,436	36	886,774	863,727	38	493,230	490,143	22
Total securities	$2,499,384	$2,502,627	100	$2,337,934	$2,245,739	100	$2,276,695	$2,199,960	100
*    Less than 1%

As of December 31, 2013, our securities portfolio totaled $2.5 billion, an increase of $161.5 million, or 7%, compared to December 31, 2012. During 2013, purchases of securities totaled $827.6 million, with $641.0 million in the available-for-sale portfolio and $186.6 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential mortgage-backed securities, as well as purchases of commercial agency guaranteed mortgage-backed securities and U.S. Treasury securities.

In conjunction with ongoing portfolio management and rebalancing activities, during 2013, we sold $108.7 million of U.S. Treasury securities and $6.1 million of state and municipal securities, resulting in a net securities gain of $1.2 million.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprise 81% of the total portfolio at December 31, 2013. All of the mortgage securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 11% of the total portfolio at December 31, 2013. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit strength when evaluating a purchase or sale decision.

At December 31, 2013, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $13.0 million, a decrease of $29.3 million from December 31, 2012. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future AOCI volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

The following table summarizes activity in the Company's investment securities portfolio during 2013. There were no transfers of securities between investment categories during the year.

Table 7
Investment Portfolio Activity
(Dollars in thousands)

	December 31, 2013
	Available-for-Sale	Held-to-Maturity
Balance at beginning of year	$1,451,160	$863,727
Additions:
Purchases	641,016	186,589
Reductions:
Sale proceeds	(114,740)	—
Net gain on sale	1,174	—
Principal maturities, prepayments and calls, net of gains	(316,803)	(123,913)
Amortization of premiums and accretion of discounts	(11,468)	(4,967)
Total reductions	(441,837)	(128,880)
Decrease in market value	(47,863)	—	(1)
Balance at end of year	$1,602,476	$921,436

(1)	The held-to-maturity portfolio is recorded at cost, with no adjustment for the $47.6 million decrease in market value.

The following table presents the maturities of the different types of investments that we owned at December 31, 2013 and the corresponding interest rates.
Table 8
Maturity Distribution and Portfolio Yields
(Dollars in thousands)

	As of December 31, 2013
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$—	—%	$120,411	0.95%	$25,305	1.13%	$—	—%
U.S. Agency securities	—	—%	—	—%	47,409	1.30%	—	—%
Collateralized mortgage obligations (1)	13,731	4.42%	136,397	3.19%	19,647	3.28%	—	—%
Residential mortgage-backed securities (1)	25	5.05%	708,663	3.35%	236,940	2.10%	1,028	7.57%
State and municipal securities (2)	29,025	4.50%	110,687	2.35%	131,023	1.96%	400	4.13%
Foreign sovereign debt	—	—%	500	1.51%	—	—%	—	—%
Total available-for-sale	42,781	4.47%	1,076,658	2.96%	460,324	1.98%	1,428	6.61%
Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	67,335	1.41%	—	—%	—	—%
Residential mortgage-backed securities (1)	—	—%	538,131	2.47%	137,664	2.11%	12,615	2.69%
Commercial mortgage-backed securities (1)	—	—%	65,700	1.34%	98,907	2.01%	—	—%
State and municipal securities (2)	794	3.23%	290	3.11%	—	—%	—	—%
Total held-to-maturity	794	3.23%	671,456	2.25%	236,571	2.07%	12,615	2.69%
Total securities	$43,575	4.45%	$1,748,114	2.69%	$696,895	2.01%	$14,043	3.09%

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

Portfolio Composition

Total loans increased $504.0 million to $10.6 billion as of December 31, 2013 from $10.1 billion at December 31, 2012, driven by net loan growth in the commercial and industrial loan portfolio, which increased $635.1 million from year end 2012. New client activity and increased borrowings from existing clients contributed to loan growth during the year. Construction loans, as well, increased $102.9 million from prior year end despite continued payoffs of loans, many of which were replaced with permanent financing. Revolving line usage was up modestly to 47% from 45% at December 31, 2012.

Our loan growth was strong for the year despite the level of competition in our markets from both bank and finance companies amid continuing low loan demand. Overall loan growth continues to be impacted by the heightened competition which is affecting both pricing and structure. Our strategy is to maintain a disciplined approach to pricing and structuring new credit opportunities and continue to develop comprehensive client relationships. Given the competitive environment, we may experience uneven loan growth from quarter-to-quarter.

As a result of the current year loan growth, commercial loans (including commercial owner-occupied CRE loans) increased as a proportion of total loans to 67% at December 31, 2013, compared to 64% at December 31, 2012. The mix of loans has continued to shift towards commercial loans, which generally provide us higher yields than other segments of our total loan portfolio and greater potential for cross-selling of other products and services. Additionally, construction loans increased 54% from prior year end, to 3% of the total loans at December 31, 2013, driven by continued improvement in the construction environment and acquisition activity. As we continue to grow the loan portfolio, we are targeting to keep a similar proportional mix of loans in the portfolio but will remain opportunistic.

In the normal course of our business, we participate in loan transactions that involve a number of banks, primarily to maintain and build client relationships with a view to cross-selling products and originating loans for the borrowers in the future. Although we may strive to lead or co-lead the arrangement, we will also participate with other banks when we have a relationship with the borrower. Participations and syndications assist us with decreasing credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our $10.6 billion in total loans at December 31, 2013, we were party to $2.0 billion in shared national credits ("SNCs") which transactions are typically led by larger institutions. At December 31, 2013, total syndications and participations outstanding were $3.4 billion, including SNCs, and of this total, we were the lead or co-lead on transactions with $1.4 billion outstanding at quarter end.

The following table presents the composition of our loan portfolio at the dates shown.

Table 9
Loan Portfolio
(Dollars in thousands)

	December 31,
	2013	% of Total	2012	% of Total	2011	% of Total	2010	% of Total	2009	% of Total
Commercial	$5,457,574	51	$4,901,210	48	$4,192,842	46	$3,912,784	43	$3,572,695	40
Commercial - owner-occupied CRE	1,674,260	16	1,595,574	16	1,130,932	13	895,625	10	743,307	8
Total commercial	7,131,834	67	6,496,784	64	5,323,774	59	4,808,409	53	4,316,002	48
Commercial real estate	1,987,307	19	2,132,063	21	2,233,851	25	2,484,042	27	2,547,693	28
Commercial real estate - multi-family	513,194	5	543,622	5	452,595	5	478,595	5	553,473	6
Total commercial real estate	2,500,501	24	2,675,685	26	2,686,446	30	2,962,637	32	3,101,166	34
Construction	293,387	3	190,496	2	287,002	3	530,733	6	768,358	8
Residential real estate	341,868	3	373,580	4	297,229	3	319,146	4	319,463	4
Home equity	149,732	1	167,760	2	181,158	2	197,179	2	220,025	2
Personal	226,699	2	235,677	2	232,952	3	296,253	3	321,611	4
Total loans	$10,644,021	100	$10,139,982	100	$9,008,561	100	$9,114,357	100	$9,046,625	100
Growth vs. prior year–end	5%		13%		-1%		1%		13%

The following table summarizes the composition of our commercial loan portfolio at December 31, 2013 and 2012. Our commercial loan portfolio is categorized based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client’s ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client’s underlying business activity changes, classification differences between periods will arise.

Table 10
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	December 31, 2013				December 31, 2012
	Amount	% of Total	Amount Non-performing	% Non- performing (1)	Amount	% of Total	Amount Non-performing	% Non- performing (1)
Manufacturing	$1,583,679	22	$278	*	$1,496,719	23	$—	—
Healthcare	1,653,596	23	309	*	1,514,496	23	322	*
Wholesale trade	695,049	10	629	*	635,477	10	—	—
Finance and insurance	643,119	9	899	*	584,763	9	194	*
Real estate, rental and leasing	444,210	6	2,200	*	359,947	6	16,550	5
Professional, scientific and technical services	454,373	7	2,899	1	391,976	6	10,805	3
Administrative, support, waste management and remediation services	449,777	6	—	—	426,960	7	—	—
Architecture, engineering and construction	249,444	4	6,006	2	225,199	3	629	*
Retail	223,541	3	—	—	166,678	3	208	*
All other (2)	735,046	10	11,559	2	694,569	10	13,205	2
Total commercial (3)	$7,131,834	100	$24,779	*	$6,496,784	100	$41,913	1

(1)	Calculated as nonperforming loans in the respective industry segment divided by total loans of the corresponding industry segment presented above.

(2)	All other consists of numerous smaller balances across a variety of industries with no category greater than 3%.

(3)	Includes owner-occupied commercial real estate of $1.7 billion and $1.6 billion at December 31, 2013 and 2012, respectively.

*	Less than 1%

One of the largest segments within our commercial lending business is the healthcare industry. We have a specialized niche in the assisted living, skilled nursing, and residential care segment of the healthcare industry. Loan relationships to these providers tend to be larger extensions of credit and are primarily to for-profit businesses. At December 31, 2013, 23% of the commercial loan portfolio and 16% of the total loan portfolio was composed of loans extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. The facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Our clients and their ability to service debt may be adversely impacted by the financial health of state or federal payors. In recent years, there have been reductions in the reimbursement rates in certain states and certain government entities are taking longer to reimburse for services previously provided, particularly in states experiencing some budgetary stress in the current economic environment. At December 31, 2013, approximately $326 million of our $1.7 billion healthcare portfolio related to facilities doing business in Illinois and $156 million to facilities doing business in California, two states which have experienced budgetary stress. To date, despite some impact on client cash flows, the healthcare loan portfolio segment has experienced minimal defaults and losses.

Our manufacturing portfolio, representing 22% of our commercial and industrial lending business at December 31, 2013, is well diversified among industry and product types with particular focus in serving clients in our primary market segments. The manufacturing industry segment is a key component of our core business strategy. As the general market environment for manufacturing has improved over the past several years, the manufacturing segment of the portfolio has been accretive to the relatively stable credit performance in the commercial portfolio.

At December 31, 2013, we characterized approximately 11%, or $788.1 million of our commercial loan portfolio as cash flow loans. Cash flow loans are primarily underwritten on the recurring earnings and cash flow of the borrower with less reliance on collateral coverage; as such, in the event of default, the loss potential may be greater. Our definition of cash flow loans may differ from that of other financial institutions, and not all of our cash flow loans meet the regulatory definition of higher-risk commercial and industrial loans. Cash flow loans are spread across multiple industries.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at December 31, 2013 and 2012.

Table 11
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	December 31, 2013				December 31, 2012
	Amount	% of Total	Amount Non-performing	% Non- performing (1)	Amount	% of Total	Amount Non-performing	% Non- performing (1)
Commercial Real Estate
Land	$216,176	9	$20,154	9	$240,503	9	$19,747	8
Residential 1-4 family	103,568	4	2,982	3	58,704	2	13,213	23
Multi-family	513,194	20	7,015	1	543,622	20	6,553	1
Industrial/warehouse	271,230	11	7,916	3	272,535	10	8,902	3
Office	470,790	19	1,726	*	566,834	21	5,849	1
Retail	490,955	19	1,565	*	472,024	18	8,873	2
Health care	167,226	7	—	—	205,318	8	—	—
Mixed use/other	267,362	11	5,595	2	316,145	12	5,417	2
Total commercial real estate	$2,500,501	100	$46,953	2	$2,675,685	100	$68,554	3
Construction
Residential 1-4 family	$20,960	7	$—	—	$14,160	7	$—	—
Multi-family	58,131	20	—	—	36,129	19	—	—
Industrial/warehouse	29,343	10	—	—	29,633	16	—	—
Office	20,596	7	—	—	8,863	5	402	5
Retail	83,640	28	—	—	37,457	20	—	—
Health care	43,506	15	—	—	14,196	7	—	—
Mixed use/other	37,211	13	—	—	50,058	26	155	*
Total construction	$293,387	100	$—	—	$190,496	100	$557	*

(1)	Calculated as nonperforming loans in the respective collateral type divided by total loans of the corresponding collateral type presented above.

*	Less than 1%

Of the combined commercial real estate and construction portfolios, the three largest categories at December 31, 2013 were retail, multi-family and office real estate, which represent 21%, 20% and 18%, respectively of the combined portfolios. Our commercial real estate and construction portfolio strategy is focused on achieving market share in core real estate classes in geographically diverse but key market segments. From an overall portfolio performance perspective, the business execution plans for these assets continue to perform at a satisfactory level.

Within the commercial real estate portfolio, our exposure to land loans totaled $216.2 million at December 31, 2013 declining $24.3 million, or 10%, from $240.5 million at December 31, 2012. Land remains an illiquid asset class as buyers and sellers may hold divergent future development outlooks for the land, therefore affecting saleability and market prices. As a percentage of the commercial real estate portfolio, land loans were 9% at both December 31, 2013 and 2012.

The construction portfolio totaled $293.4 million at December 31, 2013, an increase of $102.9 million, compared to $190.5 million at December 31, 2012 with most significant increases in retail, healthcare and office categories. The current year increase was driven by continued improvement in the construction environment and acquisition activity.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of December 31, 2013, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 12
Maturities and Sensitivities of Loans to Changes in Interest Rates (1)
(Amounts in thousands)

	As of December 31, 2013
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$2,063,368	$4,875,919	$192,547	$7,131,834
Commercial real estate	834,987	1,496,026	169,488	2,500,501
Construction	51,808	236,455	5,124	293,387
Residential real estate	14,723	9,021	318,124	341,868
Home equity	28,918	60,872	59,942	149,732
Personal	147,042	79,649	8	226,699
Total	$3,140,846	$6,757,942	$745,233	$10,644,021
Loans maturing after one year:
Predetermined (fixed) interest rates		$197,489	$145,179
Floating interest rates		6,560,453	600,054
Total		$6,757,942	$745,233

(1)
Maturities are based on contractual maturity date. Actual timing of repayment may differ from those reflected in the table as clients may choose to pre-pay their outstanding balance prior to the contractual maturity date.

Of the $7.2 billion in loans maturing after one year with a floating interest rate, $1.5 billion are subject to interest rate floors, of which $1.4 billion have such floors in effect at December 31, 2013. For further analysis and information related to interest sensitivity, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-K.

Delinquent Loans, Special Mention and Potential Problem Loans, Restructured Loans and Nonperforming Assets

Loans are reported delinquent if the required principal and interest payments have not been received within 30 days of the date such payments are due. Delinquency can be driven by either failure of the borrower to make payments within the term of the loan or failure to make the final payment at maturity. The majority of our loans are not fully amortizing over the term. As a result, a sizeable final repayment is often required at maturity. If a borrower lacks refinancing options or the ability to pay, the loan may become delinquent in connection with its maturity. Table 13 provides information on current, delinquent and nonaccrual loans by product type. Of total commercial, commercial real estate and construction loans outstanding at December 31, 2013, $628.0 million are scheduled to mature in the first quarter of 2014, of which 2% were nonperforming at December 31, 2013.

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

Special mention and potential problem loans as of December 31, 2013 and 2012 are presented in Table 19.

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

All loans are placed on nonaccrual status when principal or interest payments become 90 days past due or earlier if management deems the collectibility of the principal or interest to be in question prior to the loans becoming 90 days past due. When interest accruals are discontinued, accrued but uncollected interest is reversed reducing interest income. Subsequent receipts on nonaccrual loans are recorded in the financial statements as a reduction of principal, and interest income is only recorded on a cash basis if the remaining recorded investment after charge-offs is deemed fully collectible. Classification of a loan as nonaccrual does not necessarily preclude the ultimate collection of loan principal and/or interest. Nonperforming loans are presented in Tables 14, 15, 16, and 19. Restructured loans that are accruing interest are also included in Tables 14, 17, and 18.

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of reduction in interest rate, extension of the maturity date, reduction in the principal balance, or other action intended to minimize potential losses and maximize our chances of a more successful recovery on a troubled loan. When we make such concessions as part of a modification, we report the loan as a TDR and account for the interest due in accordance with our TDR policy. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. The TDR is classified as an accruing TDR if the borrower has demonstrated the ability to meet the new terms of the restructuring as evidenced by a minimum of six months of performance in compliance with the restructured terms or if the borrower's performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. TDRs accrue interest as long as the borrower complies with the revised terms and conditions and management is reasonably assured as to the collectibility of principal and interest; otherwise, the restructured loan will be classified as nonaccrual. The TDR classification is removed when the loan is either fully repaid or is re-underwritten at market terms and an evaluation of the loan determines that it does not meet the definition of a TDR under current accounting guidance (i.e., the new terms do not represent a concession, the borrower is no longer experiencing financial difficulty, and the re-underwriting is executed at current market terms for new debt with similar risk). The composition of our restructured loans by loan category, current period activity and size stratification is presented in Tables 14, 17, and 18.

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

Our 2013 results reflect meaningful progress in improving overall asset quality, as nonperforming assets, nonperforming loans, charge-offs and special mention loans are back to more normalized levels. Nonperforming assets declined 44% to $122.8 million at December 31, 2013 from $220.7 million at December 31, 2012, reflecting the continued progress in improving the overall asset quality of the portfolio and reducing problem assets. Nonperforming assets as a percentage of total assets were 0.87% at December 31, 2013, down from 1.57% at December 31, 2012.

Nonperforming loans totaled $94.2 million at December 31, 2013, down 32% from $138.8 million at December 31, 2012, with improvements in all product categories, in particular the commercial real estate and commercial segments. Nonperforming loan inflows, which are primarily comprised of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status), declined 47% from 2012. As shown in Table 15, inflows to nonperforming loans in 2013 were more than offset by problem loan resolutions (paydowns, payoffs and return to accruing status), dispositions, and charge-offs. As shown in Table 16, which provides the nonperforming loan stratification by size, three nonperforming loans in excess of $5.0 million comprised 26% of our total nonperforming loans at December 31, 2013, compared to five nonperforming loans in excess of $5.0 million which comprised 40% of our total nonperforming loans at December 31, 2012.

OREO totaled $28.5 million at December 31, 2013, down significantly from $81.9 million at December 31, 2012, as inflows to OREO were more than offset by sales of OREO and valuation adjustments as we continue to dispose and settle these properties. Inflows to OREO from nonperforming loans declined 41% as compared to the prior year. Refer to "Foreclosed Real Estate" below for further discussion on OREO.

During 2013, we used a variety of resolution strategies, including asset sales, which reduced special mention, potential problem loan and nonperforming assets from 2012 year end. Disposition activity during the year ended December 31, 2013 included the sale of $98.9 million in problem assets, comprised of $40.4 million in nonperforming loans, $7.3 million in early stage problem loans, and $51.2 million in OREO. Our asset management activities, along with a slowly improving economy and some asset price stability in certain market segments, have led to declines in problem loans (which include special mention, potential problem, and nonperforming loans) of 22%, from $343.5 million at December 31, 2012 to $267.3 million at December 31, 2013.

We have been generally consistent in our principled approach to disposing of distressed assets, typically utilizing direct sales to end-users or other parties interested in particular assets. We source dispositions opportunistically, limiting the use of brokered or pooled transactions.

Accruing TDRs totaled $20.2 million at December 31, 2013, decreasing $40.8 million, or 67%, from $61.0 million at December 31, 2012. As presented in the accruing TDR rollforward at Table 17, new accruing TDRs totaling $7.3 million during 2013 were more than offset by accruing TDRs moving to nonperforming status, paydowns and payoffs, and accruing TDRs that were subsequently re-underwritten as pass-rated credits and removed from the TDR portfolio.

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

We have made significant progress in reducing nonperforming assets over the past year. Our efforts to continue to dispose of nonperforming assets in future quarters may be impacted by a number of factors, including but not limited to, the pace and timing of the overall recovery of the economy, activity in the commercial and industrial transaction market, activity levels in the real estate market and real estate inventory coming into the market for sale. We continue to assess the disposition market, seeking to maximize liquidation proceeds of the individual assets sold. Gains or losses as a percent of net book value on sales of OREO property may fluctuate in future periods should we alter our approach on individual or larger group dispositions of properties based on individual property characteristics or relevant market factors as part of our overall strategy of maximizing recovery from OREO. Valuation adjustments may also fluctuate based on market pricing and stability.

The following table breaks down our loan portfolio at December 31, 2013 and December 31, 2012 between performing, delinquent and nonaccrual status.

Table 13
Delinquency Analysis
(Dollars in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Nonaccrual	Total Loans
As of December 31, 2013
Loan Balances:
Commercial	$7,106,900	$2	$153	$—	$24,779	$7,131,834
Commercial real estate	2,447,441	5,946	161	—	46,953	2,500,501
Construction	293,387	—	—	—	—	293,387
Residential real estate	330,922	674	296	—	9,976	341,868
Personal and home equity	362,263	1,232	406	—	12,530	376,431
Total loans	$10,540,913	$7,854	$1,016	$—	$94,238	$10,644,021
% of Loan Balance:
Commercial	99.65%	*	*	—%	0.35%	100.00%
Commercial real estate	97.87%	0.24%	0.01%	—%	1.88%	100.00%
Construction	100.00%	—%	—%	—%	—%	100.00%
Residential real estate	96.79%	0.20%	0.09%	—%	2.92%	100.00%
Personal and home equity	96.23%	0.33%	0.11%	—%	3.33%	100.00%
Total loans	99.03%	0.07%	0.01%	—%	0.89%	100.00%
As of December 31, 2012
Loan Balances:
Commercial	$6,451,311	$2,195	$1,365	$—	$41,913	$6,496,784
Commercial real estate	2,597,780	4,073	5,278	—	68,554	2,675,685
Construction	189,939	—	—	—	557	190,496
Residential real estate	359,096	3,260	—	—	11,224	373,580
Personal and home equity	384,606	1,837	462	—	16,532	403,437
Total loans	$9,982,732	$11,365	$7,105	$—	$138,780	$10,139,982
% of Loan Balance:
Commercial	99.30%	0.03%	0.02%	—%	0.65%	100.00%
Commercial real estate	97.09%	0.15%	0.20%	—%	2.56%	100.00%
Construction	99.71%	—%	—%	—%	0.29%	100.00%
Residential real estate	96.13%	0.87%	—%	—%	3.00%	100.00%
Personal and home equity	95.33%	0.46%	0.11%	—%	4.10%	100.00%
Total loans	98.45%	0.11%	0.07%	—%	1.37%	100.00%

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, and past due loans for the past five years.

Table 14
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	December 31,
	2013	2012	2011	2010	2009
Nonaccrual loans:
Commercial	$24,779	$41,913	$65,958	$70,241	$69,346
Commercial real estate	46,953	68,554	133,257	214,629	171,049
Construction	—	557	21,879	33,403	113,822
Residential real estate	9,976	11,224	14,589	14,841	14,481
Personal and home equity	12,530	16,532	24,169	32,766	26,749
Total nonaccrual loans	$94,238	$138,780	$259,852	$365,880	$395,447
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	$94,238	$138,780	$259,852	$365,880	$395,447
OREO	28,548	81,880	125,729	88,728	41,497
Total nonperforming assets	$122,786	$220,660	$385,581	$454,608	$436,944

Nonaccrual troubled debt restructured loans (included in nonaccrual loans):
Commercial	6,188	25,200	28,409	1,247	—
Commercial real estate	19,309	29,426	32,722	45,028	—
Construction	—	—	960	—	—
Residential real estate	2,239	2,867	3,592	1,350	—
Personal and home equity	4,446	7,299	9,721	17,656	—
Total nonaccrual troubled debt restructured loans	32,182	64,792	75,404	65,281	—

Restructured loans accruing interest:
Commercial	$17,034	$44,267	$42,569	$8,017	$—
Commercial real estate	1,551	14,758	41,348	60,019	—
Construction	—	—	—	4,348	—
Residential real estate	—	465	3,238	798	—
Personal and home equity	1,591	1,490	13,754	14,394	—
Total restructured loans accruing interest	$20,176	$60,980	$100,909	$87,576	$—
30-89 days past due loans	$8,870	$18,470	$28,322	$48,697	$102,661
Nonperforming loans to total loans	0.89%	1.37%	2.88%	4.01%	4.37%
Nonperforming loans to total assets	0.67%	0.99%	2.09%	2.94%	3.29%
Nonperforming assets to total assets	0.87%	1.57%	3.11%	3.65%	3.63%

The following table presents changes in our nonperforming loans for the years ended December 31, 2013 and 2012.

Table 15
Nonperforming Loans Rollforward
(Amounts in thousands)

	December 31,
	2013	2012
Nonperforming loans:
Balance at beginning of year	$138,780	$259,852
Additions:
New nonaccrual loans (1)	103,245	194,773
Reductions:
Return to performing status	(2,658)	(20,304)
Paydowns and payoffs, net of advances	(29,800)	(47,315)
Net sales	(30,967)	(95,328)
Transfer to OREO	(17,310)	(29,557)
Transfer to loans held for sale	(9,599)	(9,200)
Charge-offs	(57,453)	(114,141)
Total reductions	(147,787)	(315,845)
Balance at end of year	$94,238	$138,780

Nonaccruing troubled debt restructured loans (included in nonperforming loans):
Balance at beginning of period	$64,792	$75,404
Additions:
New nonaccrual troubled debt restructured loans (1)	31,409	96,261
Reductions:
Return to performing status	(1,828)	(4,039)
Paydowns and payoffs, net of advances	(11,487)	(37,400)
Net sales	(16,136)	(20,735)
Transfer to OREO	(5,060)	(3,624)
Transfer to loans held-for-sale	(2,240)	—
Charge-offs	(27,268)	(41,075)
Total reductions	(64,019)	(106,873)
Balance at end of period	$32,182	$64,792

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

The following table presents the stratification by carrying amount of our nonperforming loans as of December 31, 2013 and 2012.

Table 16
Nonperforming Loans Stratification
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2013
Nonperforming loans:
Amount:
Commercial	$—	$9,393	$3,749	$5,150	$6,487	$24,779
Commercial real estate	—	15,440	9,035	7,583	14,895	46,953
Residential real estate	—	—	3,438	—	6,538	9,976
Personal and home equity	—	—	—	—	12,530	12,530
Total nonperforming loans	$—	$24,833	$16,222	$12,733	$40,450	$94,238
Number of Borrowers:
Commercial	—	1	1	2	23	27
Commercial real estate	—	2	2	4	26	34
Residential real estate	—	—	1	—	30	31
Personal and home equity	—	—	—	—	46	46
Total	—	3	4	6	125	138
Nonaccruing restructured loans (included in nonperforming loans):
Amount:
Commercial	$—	$—	$—	$5,150	$1,038	$6,188
Commercial real estate	—	9,754	—	4,299	5,256	19,309
Residential real estate	—	—	—	—	2,239	2,239
Personal and home equity	—	—	—	—	4,446	4,446
Total nonaccruing restructured loans	$—	$9,754	$—	$9,449	$12,979	$32,182
Number of Borrowers:
Commercial	—	—	—	2	6	8
Commercial real estate	—	1	—	2	12	15
Residential real estate	—	—	—	—	9	9
Personal and home equity	—	—	—	—	19	19
Total	—	1	—	4	46	51

Table 16 Nonperforming Loans Stratification (continued) (Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2012
Nonperforming loans:
Amount:
Commercial	$26,756	$—	$7,709	$2,869	$4,579	$41,913
Commercial real estate	15,890	12,425	4,274	15,473	20,492	68,554
Construction	—	—	—	—	557	557
Residential real estate	—	—	4,789	—	6,435	11,224
Personal and home equity	—	—	3,760	—	12,772	16,532
Total nonperforming loans	$42,646	$12,425	$20,532	$18,342	$44,835	$138,780
Number of Borrowers:
Commercial	2	—	2	1	26	31
Commercial real estate	1	2	1	7	38	49
Construction	—	—	—	—	2	2
Residential real estate	—	—	1	—	26	27
Personal and home equity	—	—	1	—	39	40
Total	3	2	5	8	131	149
Nonaccruing restructured loans (included in nonperforming loans):
Amount:
Commercial	$14,527	$—	$4,371	$4,238	$2,064	$25,200
Commercial real estate	15,890	6,409	—	3,708	3,419	29,426
Residential real estate	—	—	—	—	2,867	2,867
Personal and home equity	—	—	3,760	—	3,539	7,299
Total nonaccruing restructured loans	$30,417	$6,409	$8,131	$7,946	$11,889	$64,792
Number of Borrowers:
Commercial	1	—	1	2	8	12
Commercial real estate	1	1	—	2	10	14
Residential real estate	—	—	—	—	11	11
Personal and home equity	—	—	1	—	11	12
Total	2	1	2	4	40	49

The following table presents changes in our restructured loans accruing interest for the years ended December 31, 2013 and 2012.

Table 17
Restructured Loans Accruing Interest Rollforward
(Amounts in thousands)

	December 31,
	2013	2012
Balance at beginning of year	$60,980	$100,909
Additions:
New restructured loans accruing interest (1)	7,278	58,090
Restructured loans returned to accruing status	—	3,980
Reductions:
Paydowns and payoffs, net of advances	(30,890)	(27,184)
Transferred to nonperforming loans	(15,032)	(50,805)
Net sales	—	(170)
Removal of restructured loan status (2)	(2,160)	(23,840)
Balance at end of year	$20,176	$60,980

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new restructured loans accruing interest.

(2)
For the years ended December 31, 2013 and 2012, the Company re-underwrote two loans totaling $2.2 million and eight loans totaling $23.8 million, respectively, that, at the time of re-underwriting, were at market terms and an evaluation of the loans determined that they did not meet the definition of a TDR under current accounting guidance because the loans qualified as pass-rated credits due to the strengthened financial condition of the borrowers. In 2013, both loans, with an aggregate loan balance of $2.2 million were re-underwritten in conjunction with the loan maturity. In 2012, seven of the eight loans, with an aggregate loan balance of $23.0 million, were re-underwritten in conjunction with the loan maturity. None of the loans in 2013 or 2012 had principal or interest forgiveness at the time the loan was originally classified as a TDR.

The following table presents the stratification by carrying amount of our restructured loans accruing interest as of December 31, 2013 and 2012.

Table 18
Restructured Loans Accruing Interest Stratification
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2013
Amount:
Commercial	$—	$7,800	$7,134	$1,708	$392	$17,034
Commercial real estate	—	—	—	—	1,551	1,551
Personal and home equity	—	—	—	—	1,591	1,591
Total restructured loans accruing interest	$—	$7,800	$7,134	$1,708	$3,534	$20,176
Number of Borrowers:
Commercial	—	1	2	1	2	6
Commercial real estate	—	—	—	—	3	3
Personal and home equity	—	—	—	—	2	2
Total	—	1	2	1	7	11
As of December 31, 2012
Amount:
Commercial	$25,073	$13,661	$4,460	$—	$1,073	$44,267
Commercial real estate	—	11,667	—	2,193	898	14,758
Residential real estate	—	—	—	—	465	465
Personal and home equity	—	—	—	—	1,490	1,490
Total restructured loans accruing interest	$25,073	$25,328	$4,460	$2,193	$3,926	$60,980
Number of Borrowers:
Commercial	2	2	1	—	3	8
Commercial real estate	—	2	—	1	3	6
Residential real estate	—	—	—	—	1	1
Personal and home equity	—	—	—	—	1	1
Total	2	4	1	1	8	16

The following table presents the credit quality of our loan portfolio as of December 31, 2013 and 2012.

Table 19
Credit Quality
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of December 31, 2013
Commercial	$62,272	0.9	$87,391	1.2	$24,779	0.3	$7,131,834
Commercial real estate	1,016	*	4,489	0.2	46,953	1.9	2,500,501
Construction	—	—	—	—	—	—	293,387
Residential real estate	4,898	1.4	7,177	2.1	9,976	2.9	341,868
Home equity	2,884	1.9	2,538	1.7	11,879	7.9	149,732
Personal	187	0.1	177	0.1	651	0.3	226,699
Total	$71,257	0.7	$101,772	1.0	$94,238	0.9	$10,644,021
As of December 31, 2012
Commercial	$72,651	1.1	$40,495	0.6	$41,913	0.6	$6,496,784
Commercial real estate	21,209	0.8	48,897	1.8	68,554	2.6	2,675,685
Construction	—	—	—	—	557	0.3	190,496
Residential real estate	2,364	0.6	13,844	3.7	11,224	3.0	373,580
Home equity	562	0.3	4,351	2.6	11,710	7.0	167,760
Personal	8	*	289	0.1	4,822	2.0	235,677
Total	$96,794	1.0	$107,876	1.1	$138,780	1.4	$10,139,982

*	Less than 0.1%

As shown above in Table 19, we have reduced the level of total problem loans (special mention, potential problem and nonperforming loans), with an overall reduction of 22% from December 31, 2012.

Foreclosed real estate

OREO is carried at the lower of the recorded investment in the loan at the time of acquisition or the fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. The decision to foreclose on real property collateral is based on a number of factors, including but not limited to: our determination of the probable success of further collection from the borrower, location of the property, borrower attention to the property's maintenance and condition, and other factors unique to the situation and asset. In all cases, the decision to foreclose represents management's judgment that ownership of the property will likely result in the best repayment and collection potential on the nonperforming exposure. Updated appraisals on OREO are typically obtained every twelve months and evaluated internally at least every six months. In addition, both property-specific and market-specific factors as well as property-type factors are taken into consideration in assessing property valuation, which may result in obtaining more frequent appraisal updates or internal assessments.

OREO totaled $28.5 million at December 31, 2013, down 65% from $81.9 million at December 31, 2012. During 2013, inflows into OREO of $17.3 million were more than offset by OREO sales with a net book value of $51.2 million as we continue to dispose and settle these properties. Inflows to OREO were down $12.2 million, or 41%, from 2012. For the year ended December 31, 2013, valuation adjustments on OREO were $19.5 million, down $5.8 million from the prior year. Of total valuation adjustments for 2013, over half were as a result of lower values related to land parcels, which continues to be an illiquid asset class. At December 31, 2013, OREO land parcels consisted of 142 properties and represented the largest portion of OREO balances at 44%, with more than half of this OREO located in Illinois. Office/industrial properties, the next largest OREO asset class, consisted of 20 properties which represented 40% of total OREO balances.

During 2013, we sold OREO primarily consisting of single family homes, retail properties, office/industrial properties, and land parcels with a net book value of $51.2 million at a gain of $1.7 million. Our ability to sell commercial property that we acquire through foreclosure in a cost effective and timely manner is dependent on a number of factors including valuations, buyer interest and market liquidity. Gains or losses as a percent of net book value on sales of OREO property may fluctuate in future periods if we choose to strategically target individual or larger group dispositions of properties based on individual property characteristics or relevant market factors as a part of our overall strategy of maximizing recovery value from OREO. Valuation adjustments may also fluctuate based on market pricing and stability.

Table 20 presents a rollforward of OREO for the years ended December 31, 2013 and 2012. Table 21 presents the composition of OREO properties by category at December 31, 2013 and 2012 and Table 22 presents OREO property by geographic location at December 31, 2013 and 2012.

Table 20
OREO Rollforward
(Amounts in thousands)

	Year Ended December 31,
	2013	2012
Beginning balance	81,880	$125,729
New foreclosed properties	17,310	29,557
Valuation adjustments	(19,458)	(25,248)
Disposals:
Sale proceeds	(52,919)	(42,162)
Net gain (loss) on sale	1,735	(5,996)
Ending balance	$28,548	$81,880

Table 21
OREO Properties by Type
(Dollars in thousands)

	December 31, 2013			December 31, 2012
	Number of Properties	Amount	% of Total	Number of Properties	Amount	% of Total
Single-family homes	12	$3,405	12	49	$6,238	8
Land parcels	142	12,710	44	177	37,125	45
Multi-family	1	175	1	4	7,458	9
Office/industrial	20	11,301	40	39	28,038	34
Retail	1	957	3	5	3,021	4
Total OREO properties	176	$28,548	100	274	$81,880	100

Table 22
OREO Property Type by Location
(Dollars in thousands)

	Illinois	Iowa	Colorado	Wisconsin	South Eastern (1)	Mid Western (2)	Other	Total
As of December 31, 2013
Single-family homes	$833	—	$—	$322	$—	$2,250	$—	$3,405
Land parcels	10,048	184	—	—	—	2,478	—	12,710
Multi-family	175	—	—	—	—	—	—	175
Office/industrial	7,115	2,438	—	543	515	690	—	11,301
Retail	—	—	—	—	—	957	—	957
Total OREO properties	$18,171	$2,622	$—	$865	$515	$6,375	$—	$28,548
% of Total	64%	9%	—%	3%	2%	22%	—%	100%
As of December 31, 2012
Single-family homes	$4,301	$—	$—	$—	$—	$1,767	$170	$6,238
Land parcels	22,722	—	—	—	10,446	3,957	—	37,125
Multi-family	525	—	6,933	—	—	—	—	7,458
Office/industrial	17,960	—	—	2,300	4,048	3,730	—	28,038
Retail	2,428	—	—	—	593	—	—	3,021
Total OREO properties	$47,936	$—	$6,933	$2,300	$15,087	$9,454	$170	$81,880
% of Total	59%	—%	8%	3%	18%	12%	*	100%

(1)	Represents the southeastern states of Arkansas, Florida and Georgia.

(2)	Represents the Midwestern states of Kansas, Michigan, Missouri, Indiana and Ohio.

*	Less than 1%

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

The specific component of the allowance relates to impaired loans. Impaired loans consist of nonaccrual loans (which include nonaccrual TDRs) and loans classified as accruing TDRs. A loan is considered impaired when, based on current information and events, management believes that either it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement or has been classified as a TDR. All loans that are over 90 days past due in principal or interest are placed on nonaccrual status. Management may also place some loans on nonaccrual status before they are 90 days past due if they meet the above definition of "nonaccrual." Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value, the fair value of the underlying collateral less selling costs if the loan is collateral-dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans exceeding $500,000 are evaluated individually while smaller loans are evaluated as pools using historical loss experience as well as management’s loss expectations for the respective asset class and product type. If the estimated fair value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific reserve as a component of the allowance for loan losses. The recognition of any reserve required on new impaired loans is recorded in the same quarter in which the transfer of the loan to nonaccrual status occurred. All impaired loans are reviewed quarterly for any changes that would affect the specific reserve. Any impaired loan in which a determination has been made that the economic value is permanently reduced is charged-

off against the allowance for loan losses to reflect its current economic value in the period in which the determination has been made.

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

As of December 31, 2013, the average appraisal age used in the impaired loan valuation process was approximately 161 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at year end due to the timing of the receipt of the appraisal is not material. In situations such as this, we perform an internal assessment to determine if a probable impairment reserve is required for the account based on our experience in the related asset class and type.

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
In our evaluation of the quantitatively-determined range and the adequacy of the allowance at December 31, 2013, we considered a number of factors for each product that included, but were not limited to, the following:

•
for the commercial portfolio, the pace of growth in the commercial loan sector, portfolio credit performance, impact of competition on loan structures, the existence of larger individual credits and specialized industry concentrations, comparison of our default rates to overall U.S. industry averages at industry subsets, default emergence from recent years compared to historical stressed periods, results of "back testing" of model results versus actual recent charge-off history, nonperforming loan inflows and other portfolio trends, as well as general macroeconomic indicators, such as GDP, employment trends and manufacturing activity, which still are susceptible to sustainability risk;

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

•
for the construction portfolio, construction employment, industry experience on construction loan losses, construction spending rates, and improved valuation basis of the recent growth in the portfolio; and

•	for the residential, home equity, and personal portfolios, home price indices and delinquency rates, and general economic conditions and interest rate trends which impact these products.

In determining our December 31, 2013 reserve levels, we established a general reserve level which was higher than our model's output range, in total. This judgment was influenced primarily by recent indicators in our transformational commercial portfolio, specifically, (i) larger loan sizes in the portfolio which can cause volatility, (ii) the impact of competition on loan structures, and (iii) a slight degradation in the portfolio's weighted average risk rating. At the same time, management's qualitative upward adjustment to the model output with respect to the transformational commercial real estate portfolio decreased from prior periods as a result of improving portfolio attributes (including an improvement in weighted average risk rating, loss given default and criticized and nonperforming loan inflows) and improvement evident in the commercial real estate markets.

Management also considers the amount and characteristics of the accruing TDRs removed from the general reserve formulas as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

The establishment of the allowance for loan losses involves a high degree of judgment and includes an inherent level of imprecision given the difficulty of identifying all the factors impacting loan repayment and the timing of when losses actually occur. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including, but not limited to, client performance, the economy, changes in interest rates and property values, and the interpretations by regulatory authorities of loan classifications.

Although we determine the amount of each element of the allowance separately and consider this process to be an important credit management tool, the entire allowance for loan losses is available for the entire loan portfolio.

Management evaluates the adequacy of the allowance for loan losses and reviews the allowance for loan losses and the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of December 31, 2013, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including those loans not yet identifiable).

As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified by differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

The accounting policies underlying the establishment and maintenance of the allowance for loan losses through provisions charged to operating expense are discussed more fully in Note 1 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

The following table presents changes in the allowance for loan losses, excluding covered assets, for the past five years.

Table 23
Allowance for Loan Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Change in allowance for loan losses:
Balance at beginning of year	$161,417	$191,594	$222,821	$221,688	$112,672
Loans charged-off:
Commercial	(22,339)	(31,768)	(32,742)	(32,160)	(31,745)
Commercial real estate	(25,294)	(68,099)	(108,814)	(100,467)	(27,565)
Construction	70	(1,979)	(11,282)	(27,499)	(23,471)
Residential real estate	(3,501)	(3,010)	(2,009)	(4,735)	(1,495)
Home equity	(3,445)	(3,128)	(6,586)	(3,708)	(1,186)
Personal	(3,725)	(10,044)	(9,594)	(28,471)	(15,798)
Total charge-offs	(58,234)	(118,028)	(171,027)	(197,040)	(101,260)
Recoveries on loans previously charged-off:
Commercial	5,054	4,179	4,280	2,967	3,988
Commercial real estate	2,173	8,709	3,162	1,328	1,759
Construction	48	2,315	291	983	5,057
Residential real estate	15	126	61	33	152
Home equity	475	509	337	95	73
Personal	997	1,137	1,114	743	381
Total recoveries	8,762	16,975	9,245	6,149	11,410
Net charge-offs	(49,472)	(101,053)	(161,782)	(190,891)	(89,850)
Provisions charged to operating expense	31,164	70,876	130,555	192,024	198,866
Balance at end of year	$143,109	$161,417	$191,594	$222,821	$221,688
Allowance for loan losses as a percent of loans at year end	1.34%	1.59%	2.13%	2.44%	2.45%
Average loans, excluding covered assets	$10,228,385	$9,475,541	$8,915,750	$8,980,368	$8,806,217
Ratio of net charge-offs to average loans outstanding for the year	0.48%	1.07%	1.81%	2.13%	1.02%
Allowance for loan losses as a percent of nonperforming loans	152%	116%	74%	61%	56%

Charge-offs declined 51% to $58.2 million for 2013, from $118.0 million for 2012. Commercial real estate comprised 43% of total charge-offs in 2013, reflecting the challenging market conditions associated with this loan type, while commercial comprised 38% of total charge-offs. In addition, while nearly all recovery categories declined, commercial loan recoveries increased due to a $2.4 million recovery on a loan restructured in early 2012 which contributed to the increase in commercial recoveries during 2013.

The allowance for loan losses declined $18.3 million from $161.4 million at December 31, 2012 to $143.1 million at December 31, 2013. The decrease in the allowance reflects the overall improvement in asset quality with a release of specific reserves due to a declining level of impaired loans and lower charge-offs and recoveries, partially offset by an increase in the general reserves due to a larger loan portfolio balance at year end. As a result of these factors, the provision for loan losses for the year ended December 31, 2013 declined to $31.2 million compared to $70.9 million for the year ended December 31, 2012. The ratio of the allowance for loan losses to total loans was 1.34% at December 31, 2013, down from 1.59% as of December 31, 2012. While we anticipate OREO balances will continue to decline, although at a slower pace than this past year, there is no assurance that the balance of the allowance for loan losses will continue to decline in future periods.

The following table presents our allocation of the allowance for loan losses by loan category for the past five years.

Table 24
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	As of December 31,
	2013	% of Total	2012	% of Total	2011	% of Total	2010	% of Total	2009	% of Total
Commercial	$80,768	57	$63,709	39	$60,663	32	$70,115	31	$59,206	27
Commercial real estate	42,362	30	73,150	45	94,905	49	110,853	50	101,941	46
Construction	3,338	2	2,434	2	12,852	7	19,778	9	41,884	19
Residential real estate	7,555	5	9,696	6	6,376	3	5,321	2	4,619	2
Home equity	5,648	4	6,797	4	4,022	2	5,764	3	3,295	1
Personal	3,438	2	5,631	4	12,776	7	10,990	5	10,743	5
Total	$143,109	100	$161,417	100	$191,594	100	$222,821	100	$221,688	100
Specific reserve	$22,377	16	$43,390	27	$69,944	37	$70,971	32	$65,760	30
General reserve	$120,732	84	$118,027	73	$121,650	63	$151,850	68	$155,928	70
Recorded Investment in Loans:
Ending balance, specific reserve	$114,414		$199,760		$360,761		$453,456		$395,447
Ending balance, general allocated reserve	10,529,607		9,940,222		8,647,800		8,660,901		8,651,178
Total loans at year end	$10,644,021		$10,139,982		$9,008,561		$9,114,357		$9,046,625

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance increased by $2.7 million, or 2%, during 2013, from $118.0 million at December 31, 2012 to $120.7 million at December 31, 2013. The modest increase in the general allocated reserve was primarily influenced by the increased reserve needs to reflect the growing loan portfolio and changes in the loan mix offset by the improved risk profile of the performing portfolio during the year (including a substantial reduction in early stage problem loans). In addition, lower loss rates are being applied to a larger portion of the total loan portfolio as the portfolio is becoming more weighted in transformational and commercial loans, where our historical credit performance has been better, albeit less seasoned, and less weighted in legacy and commercial real estate loans, where historical performance has been weaker. This changing mix has resulted in slightly lower loss rates applied to a larger portion of the total loan portfolio which negatively impacts reserve requirements.

Specific Component of the Allowance

At December 31, 2013, the specific component of the allowance decreased by $21.0 million to $22.4 million from $43.4 million at December 31, 2012 as a result of the release of specific reserves with the continued overall reduction in the impaired loan population. The specific reserve requirements are the summation of individual reserves related to impaired loans that are analyzed on an account by account basis at the balance sheet date. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value; fair value of the underlying collateral less estimated selling costs, if the loan is collateral-dependent; or the present value of expected future cash flows discounted at the loan’s effective interest rate. Our impaired loans are primarily collateral-dependent with such loans totaling $106.0 million of the total $114.4 million in impaired loans at December 31, 2013. In comparison, at December 31, 2012, collateral-dependent impaired loans totaled $163.3 million of total impaired loans of $199.8 million.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. At December 31, 2013, our reserve for unfunded commitments increased $1.9 million from December 31, 2012 to $9.2 million with $1.4 million of the current year provision related to higher unfunded commitment levels and an increase in the likelihood of certain product categories to draw on unused lines and loss factors. The remaining increase was related to specific credits. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $5.0 billion and $4.7 billion at December 31, 2013 and 2012, respectively. At December 31, 2013, unfunded commitments with maturities of less than one year approximated $1.5 billion. For further information on our unfunded commitments, refer to Note 19 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

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

The carrying amounts of covered assets as of December 31, 2013 and 2012 are presented in the following table.

Table 25
Covered Assets
(Amounts in thousands)

	December 31,
	2013	2012
Commercial loans	$11,562	$21,046
Commercial real estate loans	46,657	82,820
Residential mortgage loans	36,883	42,529
Consumer installment and other loans	3,472	4,706
Foreclosed real estate	7,880	24,395
Asset in lieu	—	11
Estimated loss reimbursement by the FDIC	6,292	18,709
Total covered assets	112,746	194,216
Allowance for covered loan losses	(16,511)	(24,011)
Net covered assets	$96,235	$170,205

Total net covered assets decreased by $74.0 million, or 43%, from $170.2 million at December 31, 2012 to $96.2 million at December 31, 2013. The reduction was primarily attributable to $35.9 million in principal paydowns, net of advances, as well as the impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, the estimated loss reimbursement by the FDIC ("the FDIC indemnification receivable") further contributed to the reduction as a result of loss claims paid by the FDIC. The allowance for covered loan losses declined by $7.5 million to $16.5 million at December 31, 2013 from $24.0 million at December 31, 2012, due to impaired loans charge-offs and migration of impaired loans to OREO on certain pools of covered loans. As of December 31, 2013, the FDIC had reimbursed the Company $117.8 million in losses under the loss share agreement.

The following table presents covered loan delinquencies and nonperforming covered assets as of December 31, 2013 and 2012 and excludes purchased impaired loans which are accounted for on a pool basis. Since each purchased impaired pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because we are recognizing interest income on each pool of such loans, they are all considered to be performing. Covered assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

Table 26
Past Due Covered Loans and Nonperforming Covered Assets
(Amounts in thousands)

	December 31,
	2013	2012
30-59 days past due	$939	$1,870
60-89 days past due	734	1,400
90 days or more past due and still accruing	—	—
Nonaccrual	15,610	18,242
Total past due and nonperforming covered loans	17,283	21,512
Foreclosed real estate	7,880	24,395
Total past due and nonperforming covered assets	$25,163	$45,907

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

The Bank’s principal sources of funds are client deposits, including large institutional deposits, brokered time deposits, wholesale borrowings, and cash from operations. The Bank’s principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage liquidity risk and interest rate risk. The primary sources of funding for the Holding Company include dividends when received from its bank subsidiary, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt, as well as equity. Further, in September 2013, the Company entered into a 364-day revolving line of credit (the "Facility") with a group of commercial banks allowing borrowings of up to $60.0 million. At December 31, 2013, no amounts have been drawn on the Facility. Net liquid assets at the Holding Company totaled $55.9 million at December 31, 2013 and $78.0 million at December 31, 2012.

We consider client deposits our core funding source. At December 31, 2013, 82% of our total assets were funded by client deposits, compared to 84% at December 31, 2012. We define client deposits as all deposits other than traditional brokered time deposits and non-client CDARS® (as described in the footnotes to Table 27 below). While we expect overall liquidity in the banking system to remain high while the economy recovers and market factors improve, the level of our client deposits may fluctuate significantly based on client needs and other economic, market or regulatory factors, including deposit insurance limits. If client deposits decline due to any of these factors, we would expect to utilize other external sources of liquidity, including wholesale funding.

Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts which are typically larger than retail accounts. We have built a suite of deposit and cash management products and services that support our efforts to attract and retain corporate client accounts, resulting in a concentration of large deposits in our funding base. At December 31, 2013, we had 27 client relationships in which each had $50 million or more in total deposits, totaling $3.3 billion, or 27% of total deposits. Of these client relationships, 16 relationships had more than $75 million in deposits. In comparison, at December 31, 2012, we had 27 client relationships in which each had $50 million or more in total deposits, totaling $3.6 billion, or 30% of total deposits. At both periods, over half of the deposits of $50 million or greater were from financial services-related businesses, including omnibus accounts from broker-dealer and mortgage companies representing underlying accounts of their customers some of which may be eligible for pass-through deposit insurance limits.

Our ten largest depositor accounts totaled $2.1 billion or 17% of total deposits, at December 31, 2013. Commercial deposits are held in various deposit products that we offer, including interest-bearing and noninterest-bearing demand deposits, CDARS®, savings and money market accounts. The CDARS® deposit program allows clients to obtain greater FDIC deposit insurance for time deposits in excess of the FDIC insurance limits. Through our community banking and private wealth groups, we offer a variety of personal banking products, including checking, savings and money market accounts and CDs, which serve as an additional source of client deposits.
We take deposit concentration risk into account in managing our liquid asset levels. Liquid assets refer to cash on hand, federal funds sold and securities. Net liquid assets represent the sum of the liquid asset categories less the amount of such assets pledged to secure public funds, certain deposits that require collateral and for other purposes as required or permitted by law. Net liquid assets at the Bank were $2.4 billion and $2.7 billion at December 31, 2013 and 2012, respectively. We had higher net liquid assets at the Bank at December 31, 2012 in part due to uncertainty relating to the potential for deposit outflows resulting from the expiration of the unlimited FDIC deposit insurance on noninterest-bearing deposit accounts at December 31, 2012.

We experienced some client deposit outflows during 2013 and have experienced a corresponding decline in liquid assets as well. We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, selectively purchase securities and investments, and opportunistically pay down wholesale funding.

While we first look toward internally generated deposits as our funding source, we also utilize wholesale funding, including brokered time deposits, as needed to enhance liquidity and to fund asset growth. Brokered time deposits are deposits that are sourced from external and unrelated financial institutions by a third party. Brokered time deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. Our asset/liability management policy currently limits our use of brokered time deposits, excluding client CDARS®, to levels no more than 25% of total deposits, and total brokered time deposits to levels no more than 40% of total deposits. Brokered time deposits exclusive of client CDARS® were 3% of total deposits at both December 31, 2013 and December 31, 2012.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $38.4 million from 2012 to $240.4 million for 2013. Cash flows from investing activities reflect the impact of loans and investments acquired for our interest-earning asset portfolios and asset sales. For 2013, net cash used in investing activities was $711.2 million, compared to $1.2 billion for the prior year. This change in cash flows primarily represents larger amounts of cash redeployed towards the funding of loans in 2012. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash used in financing activities for 2013 was $30.5 million, compared to net cash provided in financing activities of $1.6 billion for the prior year. This change in cash flows primarily represents the decreased level of deposits and repayment of subordinated debt in 2013, offset by a net increase in FHLB advances for the current year.

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

Table 27
Deposits
(Dollars in thousands)

	As of December 31,						% Change
	2013	% of Total	2012	% of Total	2011	% of Total	2013-2012	2012-2011
Noninterest-bearing deposits	$3,172,676	26	$3,690,340	30	$3,244,307	31	-14	14
Interest-bearing demand deposits	1,470,856	12	1,057,390	9	595,238	6	39	78
Savings deposits	284,482	2	310,188	3	210,138	2	-8	48
Money market accounts	4,515,079	38	4,602,632	38	4,168,082	40	-2	10
Brokered time deposits:
Traditional	408,365	3	382,833	3	20,499	*	7	1,768
Client CDARS® (1)	711,412	7	610,622	5	795,452	8	17	-23
Non-client CDARS® (1)	—	—	—	—	—	—	—	—
Total brokered time deposits	1,119,777	10	993,455	8	815,951	8	13	22
Time deposits	1,450,771	12	1,519,629	12	1,359,138	13	-5	12
Total deposits	$12,013,641	100	$12,173,634	100	$10,392,854	100	-1	17
Client deposits (2)	$11,605,276	97	$11,790,801	97	$10,372,355	100	-2	14

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

Total deposits at December 31, 2013 decreased by $160.0 million from December 31, 2012, primarily driven by a 14%, or $517.7 million decline in noninterest-bearing demand deposits which was somewhat offset by a 39%, or $413.5 million increase in interest- bearing demand deposits. The decrease in noninterest-bearing demand deposits is attributable to movement to interest-bearing products, expiration of the unlimited guarantee program, and client usage. Client deposits decreased by $185.5 million from December 31, 2012 to December 31, 2013, but remained flat as a percentage of total deposits. The deposit balances of our commercial clients may fluctuate depending on their cash management and liquidity needs.

Brokered time deposits totaled $1.1 billion at December 31, 2013, up $126.3 million from December 31, 2012. Brokered time deposits fluctuate based upon the Bank's general funding needs related to deposit, loans and other funding needs. Brokered time deposits at December 31, 2013 included $711.4 million in client-related CDARS®. Brokered time deposits, excluding client CDARS®, increased by $25.5 million from the prior year end and were 3% of total deposits at December 31, 2013 and December 31, 2012.

Public balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public customers to pledge collateral, primarily securities, in support of the balances on account. These relationships may provide cross-sell opportunities with treasury management, as well as other business referral opportunities. At December 31, 2013, we had public funds on account totaling $965.4 million, of which approximately 21% were collateralized with securities. Year-to-year changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following table presents our brokered and time deposits as of December 31, 2013 with scheduled maturity dates during the period specified.

Table 28
Scheduled Maturities of Brokered and Time Deposits
(Amounts in thousands)

	Brokered	Time	Total
Year ending December 31,
2014:
First quarter	$260,183	$227,016	$487,199
Second quarter	292,157	211,790	503,947
Third quarter	153,728	195,690	349,418
Fourth quarter	151,939	150,716	302,655
2015	209,493	505,480	714,973
2016	52,277	21,965	74,242
2017	—	64,877	64,877
2018	—	73,132	73,132
2019 and thereafter	—	105	105
Total	$1,119,777	$1,450,771	$2,570,548

The following table presents our time deposits of $100,000 or more as of December 31, 2013, which are expected to mature during the period specified.

Table 29
Maturities of Time Deposits of $100,000 or More (1)
(Amounts in thousands)

December 31, 2013
Maturing within 3 months	$430,914
After 3 but within 6 months	448,262
After 6 but within 12 months	583,699
After 12 months	760,861
Total	$2,223,736
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

Short-term Borrowings and Long-term Debt

Short-term borrowings at December 31, 2013 and December 31, 2012 consisted of FHLB advances that mature in one year or less. We may continue to use FHLB advances to meet our funding needs although we may choose to use brokered deposits as an alternative depending on cost and certain other factors.

The following table provides a comparison of short-term borrowings by category for the last three years.

Table 30
Short-term Borrowings
(Dollars in thousands)

	2013		2012		2011
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year end:
FHLB advances	$2,000	3.37	$5,000	4.96	$156,000	0.33
Average for the year:
Securities sold under agreements to repurchase	$2,170	0.11	$4,006	0.36	$16	0.60
Federal funds purchased	—	—	18	0.30	—	—
FHLB advances	89,683	0.27	138,696	0.31	74,380	2.70
Credit facility and other borrowings	—	—	—	—	522	—
Total short-term borrowings	$91,853	0.27	$142,720	0.31	$74,918	2.68
Maximum month-end balance:
Securities sold under agreements to repurchase	$—		$—		$5
FHLB advances	380,000		530,000		15,600
Credit facility and other borrowings	—		—		2,291

The higher average balance of short-term borrowings in 2012 and 2013 reflected our decision to utilize short-term FHLB advances, typically with a maturity of less than five days, to satisfy short-term funding needs.

Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of December 31, 2013, these loan participation agreements totaled $6.4 million. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition.

Long-term debt, which is comprised of junior subordinated debentures, subordinated debt, and the long-term portion of FHLB advances, totaled $627.8 million at December 31, 2013, up $128.0 million from $499.8 million at December 31, 2012. The current year increase is primarily due to the borrowing of a single $250.0 million two-year variable rate FHLB advance, which was partially offset by the prepayment of $120.0 million subordinated debt facility due in 2015. The weighted average rate on $258.0 million total outstanding FHLB advances at December 31, 2013 was 0.22%. The earliest scheduled maturity of long-term debt is $1.0 million of FHLB advances due in June 2015.

In addition to on-balance sheet funding and other liquid assets such as cash and investment securities, we maintain access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day while others require advance notice. Funds that are immediately accessible include Federal Fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Availability of Federal Fund lines fluctuate based on market conditions and counterparty relationship strength. Unused overnight Fed Funds borrowings available for use totaled $520.0 million and $385.0 million, respectively, at December 31, 2013 and December 31, 2012, respectively.

We also had borrowing capacity of $645.6 million with the FHLB Chicago at December 31, 2013, of which $395.3 million was available subject to the availability of acceptable collateral to pledge. This borrowing source may be utilized by the Bank for short-term funding needs, including overnight advances as well as long-term funding needs.

Repurchase agreements ("Repos") are also an immediate source of funding in which we pledge assets to a counterparty against which we can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer, but are regarded as short-term in nature.

The discount window at the FRB is an additional source of overnight funding. We maintain access to the discount window by pledging loans as collateral to the FRB. Funding availability is primarily dictated by the amount of loans pledged, but also impacted by the margin applied to the loans by the FRB. The amount of loans pledged to the FRB can fluctuate due to the availability of loans eligible under the FRB’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria. At December 31, 2013, we had $621.9 million in borrowing capacity through the FRB discount window’s primary credit program compared to $688.6 million at December 31, 2012.

Refer to Notes 11 and 12 to the "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K for additional details regarding the components of our long-term debt.

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

The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2013. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 31
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items
(Amounts in thousands)

		Payments Due In (2)
	Financial Statement Note Reference (1)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	9	$9,443,093	$—	$—	$—	$9,443,093
Time deposits	9	785,212	527,445	138,009	105	1,450,771
Brokered time deposits (3)	9	858,007	261,770	—	—	1,119,777
Short-term and secured borrowings	10	8,400	—	—	—	8,400
Long-term debt	11	—	253,000	—	374,793	627,793
Operating leases	7	12,829	24,750	22,179	44,189	103,947
Purchase obligations (4)	—	56,291	30,967	4,652	—	91,910
Commitments to extend credit:
Home equity lines	19					139,116
All other commitments	19					4,567,876
Letters of credit:
Standby	19					335,509
Commercial	19					4,500

(1)	Refer to "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

(2)
In the banking industry, interest-bearing obligations are principally utilized to fund interest-earning assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-earning assets.

(3)	Included $652,000 of unamortized broker commissions.

(4)	Purchase obligations exclude obligations for goods and services that already have been incurred and are reflected on our Consolidated Statements of Financial Condition.

Our operating lease obligations represent short- and long-term lease and rental payments for facilities, equipment, and certain software or data processing.

Purchase obligations at December 31, 2013 reflected the minimum obligation under legally binding contracts with contract terms that are both fixed and determinable. Our purchase obligations included payments under, among other things, consulting, outsourcing, data, advertising, sponsorships, software license and telecommunications. Purchase obligations also included the estimated aggregate cash severance amounts that would be due to employees under employment contracts and arrangements, assuming all employees with such arrangements were involuntarily terminated on December 31, 2013.

Our commitments to fund community investments totaled $13.9 million, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify for CRA purposes. These commitments are not included in the contractual obligations table above, as the timing and amounts are based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. Our civic contribution commitments are also not included in the table.

As of December 31, 2013, the Company had unrecognized tax benefits (exclusive of net interest expense accruals) that would favorably impact the effective tax rate by $347,000 if recognized in future periods. Because the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table above. See Note 15 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K for additional information and disclosure related to uncertain tax positions.

CAPITAL

Equity totaled $1.3 billion at December 31, 2013, increasing $94.7 million compared to $1.2 billion at December 31, 2012. The current year increase was primarily attributable to current year net income offset by a decline in accumulated other comprehensive income, net of tax, which is mainly associated with a decline in market values on our available-for-sale investment portfolio due to a rise in interest rates starting in the latter part of the year.

Conversion of Nonvoting Common Stock

During the second quarter 2013, holders of our nonvoting common stock sold 1.95 million shares of our nonvoting common stock and, upon settlement, were converted to shares of voting common stock on a one-for-one basis in accordance with their terms. At December 31, 2013, 1.59 million shares of nonvoting common stock remained outstanding.

Capital Issuances and Preferred Stock Redemption

In October 2012, the Company repurchased all of the $243.8 million preferred stock held by the U.S. Treasury using net proceeds raised from a $75.0 million underwritten public offering of its common stock (4,761,905 shares with an offering price of $15.75 per share) and net proceeds from the $125.0 million subordinated debentures offering, together with existing cash resources.

In November 2012, the Company repurchased the warrant issued to the U.S. Treasury in connection with the preferred stock investment at a mutually agreed upon price of $1.2 million. Following the settlement of the warrant, the U.S. Treasury has no remaining stake in the Company.

There were no public or private offerings of common stock during 2013 or 2011 other than common stock issued in connection with our share-based compensation plans as discussed below.

Stock Repurchases and Shares Issued in Connection with Share-Based Compensation Plans

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. During 2013, we repurchased 137,649 shares with an average value of $18.32 per share.

During first quarter 2013, the Company began issuing shares from treasury upon the exercise of stock options, granting of restricted stock awards and the settlement of share unit awards pursuant to its share-based compensation plans. At December 31, 2013, the

Company held 274,000 shares in the treasury and 947,000 at December 31, 2012. The reduction in shares held is primarily attributable to the annual granting of restricted stock awards in February 2013 as part of the Company's 2012 annual incentive and 2013 long-term incentive programs. Prior to 2013, the Company issued new shares to fulfill its obligation to settle share-based awards.

Dividends

We declared dividends of $0.04 per common share during 2013, unchanged from 2012. Based on the closing stock price at December 31, 2013 of $28.93, the annualized dividend yield on our common stock was 0.14%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 2.5% for 2013 compared to 4.6% for 2012. While we have no current plans to raise dividends on our common stock, our Board of Directors periodically evaluates our dividend payout ratio, taking into consideration internal capital guidelines, and our strategic objectives and business plans.

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

To satisfy safety and soundness standards, banking institutions are expected to maintain capital levels in excess of the regulatory minimums depending on the risk inherent in the balance sheet, regulatory expectations and the changing risk profile of business activities. Under our capital management policy, we conduct periodic stress testing of our capital adequacy and target capital ratios at levels above regulatory minimums that we believe are appropriate based on various other risk considerations, including the current operating and economic environment and outlook, internal risk guidelines, and our strategic objectives as well as regulatory expectations.

The following table presents information about our capital measures and the related regulatory capital guidelines.

Table 32
Capital Measurements
(Dollars in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For "Well-Capitalized" under FDICIA
	December 31, 2013	December 31, 2012	Ratio	Excess Over Regulatory Minimum at 12/31/13	Ratio	Excess Over Well Capitalized under FDICIA at 12/31/13
Regulatory capital ratios:
Total risk-based capital:
Consolidated	13.30%	13.17%	8.00%	$685,654	n/a	n/a
The PrivateBank	12.69	12.34	n/a	n/a	10.00%	$346,771
Tier 1 risk-based capital:
Consolidated	11.08	10.51	4.00%	916,377	n/a	n/a
The PrivateBank	11.44	10.69	n/a	n/a	6.00%	701,595
Tier 1 leverage:
Consolidated	10.37	9.56	4.00%	881,081	n/a	n/a
The PrivateBank	10.70	9.72	n/a	n/a	5.00%	786,526
Other capital ratios (consolidated) (1):
Tier 1 common equity to risk- weighted assets (2)	9.19	8.52
Tangible common equity to tangible assets	8.57	7.88

(1)	Ratios are not subject to formal FRB regulatory guidance and are non-U.S. GAAP financial measure. Refer to Table 33, "Non-U.S. GAAP Financial Measures" for a reconciliation to U.S. GAAP presentation.

(2)
For purposes of our presentation, we calculate this ratio under currently effective requirements and without giving effect to the final Basel III capital rules adopted and issued by the Federal Reserve Board in July 2013, which are effective January 1, 2014 with compliance required January 1, 2015.

n/a	Not applicable

The Tier 1 qualifying amount is limited to 25% of Tier 1 capital as defined under FRB regulations. As of December 31, 2013, all of our $244.8 million of outstanding junior subordinated debentures ("Debentures") held by trusts that issued trust preferred securities, which as a percentage of Tier 1 capital were 17%, are included in Tier 1 capital. Under the final regulatory capital rules issued in July 2013, as discussed in Item 1, under New Regulatory Capital Rules within the Supervision and Regulation section of this Form 10-K, the Tier 1 capital treatment for the Company's trust preferred securities will be grandfathered, subject to the 25% limitation of Tier 1 capital. In the event we make an acquisition and the company has total consolidated assets of $15 billion or more, the Tier 1 capital treatment for these instruments will be subject to the phase-out schedule under the final rules for bank holding companies with greater than $15 billion in total assets. All of our outstanding trust preferred securities are callable by us and we may, from time to time, redeem some or all of these securities with internal resources or with other instruments, or depending on market conditions and other factors, we may seek to replace all or some of our trust preferred securities with other Tier 1 qualifying capital.

For a full description of our Debentures and subordinated debt, refer to Notes 11 and 12 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

For further details of the regulatory capital requirements and ratios as of December 31, 2013 and 2012 for the Company and the Bank, refer to Note 17 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

New Regulatory Capital Rules

In July 2013, U.S. banking regulators issued final rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules are discussed in Item 1, under "New Regulatory Capital Rules" within the "Supervision and Regulation" section of this Form 10-K.

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

In addition to capital ratios defined by banking regulators, we also consider various measures when evaluating capital utilization and adequacy, including return on average tangible common equity, Tier 1 common equity to risk-weighted assets, tangible equity to tangible assets, tangible equity to risk-weighted assets, tangible common equity to tangible assets, and tangible book value. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. All of these measures exclude the ending balances of goodwill and other intangibles while certain of these ratios exclude preferred capital components. Because U.S. GAAP does not include capital ratio measures, we believe there are no comparable U.S. GAAP financial measures to these ratios. We believe these non-U.S. GAAP financial measures are relevant because they provide information that is helpful in assessing the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of our capitalization to other companies. However, because there are no standardized definitions for these ratios, our calculations may not be comparable with other companies, and this may affect the usefulness of these measures to investors. Calculations of the Tier 1 common equity to risk-weighted assets ratio contained herein exclude the effect of the final Basel III capital rules adopted and issued by the Federal Reserve Board in July 2013, which are effective January 1, 2014 with compliance required January 15, 2015.

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

Table 33
Non-U.S. GAAP Financial Measures
(Dollars in thousands, except per share data)
(Unaudited)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Taxable-equivalent net interest income
U.S. GAAP net interest income	$421,063	$419,933	$407,127	$400,957	$324,984
Taxable-equivalent adjustment	3,247	2,873	2,857	3,577	3,612
Taxable-equivalent net interest income (a)	$424,310	$422,806	$409,984	$404,534	$328,596
Average Earning Assets (b)	$13,129,470	$12,369,945	$11,746,032	$11,978,364	$10,740,119
Net Interest Margin (a) / (b)	3.23%	3.42%	3.49%	3.38%	3.06%
Net Revenue
Taxable-equivalent net interest income (a)	$424,310	$422,806	$409,984	$404,534	$328,596
U.S. GAAP non-interest income	113,990	111,041	98,247	93,246	71,470
Net revenue (c)	$538,300	$533,847	$508,231	$497,780	$400,066
Operating Profit
U.S. GAAP income (loss) before income taxes	$199,943	$132,417	$70,200	$64	$(50,380)
Provision for loan and covered loan losses	31,796	71,425	132,897	194,541	199,419
Taxable-equivalent adjustment	3,247	2,873	2,857	3,577	3,612
Operating profit	$234,986	$206,715	$205,954	$198,182	$152,651
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$303,314	$327,132	$302,277	$299,598	$247,415
Net revenue (c)	$538,300	$533,847	$508,231	$497,780	$400,066
Efficiency ratio (d) / (c)	56.35%	61.28%	59.48%	60.19%	61.84%
Adjusted Net Income
U.S. GAAP net income (loss) available to common stockholders	$122,949	$64,528	$30,680	$(12,090)	$(42,506)
Amortization of intangibles, net of tax	1,889	1,626	895	1,004	1,072
Adjusted net income (loss) (e)	$124,838	$66,154	$31,575	$(11,086)	$(41,434)
Average Tangible Common Equity
U.S. GAAP average total equity	$1,259,249	$1,316,121	$1,270,746	$1,246,971	$1,147,894
Less: average goodwill	94,499	94,550	94,499	94,650	94,953
Less: average other intangibles	11,245	14,077	16,080	17,651	12,664
Less: average preferred stock	—	195,602	239,654	238,196	245,843
Average tangible common equity (f)	$1,153,505	$1,011,892	$920,513	$896,474	$794,434
Return on average tangible common equity (e) / (f)	10.82%	6.54%	3.43%	-1.24%	-5.22%

Table 33 Non-U.S. GAAP Financial Measures (continued)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Tier 1 Common Capital
U.S. GAAP total equity	$1,301,904	$1,207,166	$1,296,752	$1,227,910	$1,235,616
Trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: accumulated other comprehensive income, net of tax	9,844	48,064	46,697	20,078	27,896
Less: disallowed deferred tax assets	—	—	—	5,377	7,619
Less: goodwill	94,041	94,521	94,571	94,621	94,671
Less: other intangibles	8,892	12,828	15,353	16,840	18,485
Tier 1 risk-based capital	1,433,920	1,296,546	1,384,924	1,335,787	1,331,738
Less: preferred stock	—	—	240,403	238,903	237,487
Less: trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: noncontrolling interests	—	—	—	33	33
Tier 1 common capital (e)	$1,189,127	$1,051,753	$899,728	$852,058	$849,425
Tangible Common Equity
U.S. GAAP total equity	$1,301,904	$1,207,166	$1,296,752	$1,227,910	$1,235,616
Less: goodwill	94,041	94,521	94,571	94,621	94,671
Less: other intangibles	8,892	12,828	15,353	16,840	18,485
Tangible equity (f)	1,198,971	1,099,817	$1,186,828	1,116,449	1,122,460
Less: preferred stock	—	—	240,403	238,903	237,487
Tangible common equity (g)	$1,198,971	$1,099,817	$946,425	$877,546	$884,973
Tangible Assets
U.S. GAAP total assets	$14,085,746	$14,057,515	$12,416,870	$12,465,621	$12,032,584
Less: goodwill	94,041	94,521	94,571	94,621	94,671
Less: other intangibles	8,892	12,828	15,353	16,840	18,485
Tangible assets (h)	$13,982,813	$13,950,166	$12,306,946	$12,354,160	$11,919,428
Risk-weighted Assets (i)	$12,938,576	$12,337,398	$11,191,298	$11,080,051	$10,812,520
Period-end Common Shares Outstanding (j)	77,708	77,115	71,745	71,327	71,332
Ratios:
Tier 1 common equity to risk-weighted assets (e) / (i)	9.19%	8.52%	8.04%	7.69%	7.86%
Tangible equity to tangible assets (f) / (h)	8.57%	7.88%	9.64%	9.04%	9.42%
Tangible equity to risk-weighted assets (f) / (i)	9.27%	8.91%	10.60%	10.08%	10.38%
Tangible common equity to tangible assets (g) / (h)	8.57%	7.88%	7.69%	7.10%	7.42%
Tangible book value (g) / (j)	$15.43	$14.26	$13.19	$12.30	$12.41

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

The majority of our interest-earning assets are floating-rate instruments. At December 31, 2013, approximately 77% of the total loan portfolio is indexed to LIBOR, 17% of the total loan portfolio is indexed to the prime rate, and another 2% of the total loan portfolio otherwise adjusts with other reference interest rates. Of the $7.2 billion in loans maturing after one year with a floating interest rate, 20% or $1.5 billion are subject to interest rate floors, of which 93% are in effect at December 31, 2013 and are reflected in the interest sensitivity analysis below. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed-rate loans and securities and interest rate swaps.
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

Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. These assumptions are periodically reviewed and updated in the context of various internal and external factors including balance sheet changes, product offerings, product mix, external micro- and macro-economic factors, anticipated client behavior and anticipated Company and market pricing behavior. During 2012 and 2013, we conducted historical deposit re-pricing and deposit lifespan/retention analyses and adjusted our forward-looking assumptions related to client and market behavior. Based on our analyses and judgments, we modified the core deposit product repricing characteristics and retention periods, as well as average life estimates, used in our interest rate risk modeling which reflects higher interest rate sensitivity of our deposits.

The following table shows the estimated impact of an immediate change in interest rates as of December 31, 2013 based on our current simulation modeling assumptions and as of December 31, 2012, as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
December 31, 2013:
Dollar change	$(6,961)	$14,815	$27,594	$57,644	$89,663
Percent change	-1.8%	3.7%	6.9%	14.5%	22.5%
December 31, 2012:
Dollar change	$(13,496)	$20,240	$40,417	$82,421	$127,855
Percent change	-3.5%	5.3%	10.6%	21.6%	33.6%

The table above illustrates the estimated impact to our net interest income over a one year period is reflected in dollar terms and percentage change. As an example, if there had been an instantaneous parallel shift in the yield curve of +100 basis points on December 31, 2013, net interest income would increase by $27.6 million, or 6.9%, over a twelve-month period, as compared to a net interest income increase of $40.4 million, or 10.6%, if there had been an instantaneous parallel shift of +100 basis points at December 31, 2012. The decrease in the overall interest rate asset sensitivity at December 31, 2013 compared to December 31, 2012, is primarily due to a balance sheet migration into rate sensitive liabilities since December 31, 2012, as a result of a decrease in non-interest bearing demand deposits and an increase in interest-bearing demand deposits. Additionally, assumptions modified in 2013 had the impact of reducing overall asset sensitivity as we identified certain liabilities that demonstrated increased rate sensitivity. During 2013, assets migrated from short-term investments into loans and investment securities, however the rate sensitivity of assets was generally constant. Taken together, rate sensitive stability in assets was coupled with a migration into more rate responsive liabilities, producing a decrease in overall interest rate asset sensitivity. This effect was furthered by the continued expansion of the hedging program. Based on the modeling, the Company remains in an asset sensitive position and would benefit from a rise in interest rates. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PrivateBancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of PrivateBancorp, Inc. (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2014

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands)

	December 31,
	2013	2012
Assets
Cash and due from banks	$133,518	$234,308
Federal funds sold and interest-bearing deposits in banks	306,544	707,143
Loans held-for-sale (fair value: $17.6 million - 2013; $39.2 million - 2012)(1)	26,816	49,696
Securities available-for-sale, at fair value (pledged as collateral to creditors: $108.1 million - 2013; $43.9 million - 2012)	1,602,476	1,451,160
Securities held-to-maturity, at amortized cost (fair value: $896.9 million - 2013; $886.8 million - 2012) (pledged as collateral to creditors: $100.3 million - 2012)	921,436	863,727
Federal Home Loan Bank ("FHLB") stock	30,005	43,387
Loans – excluding covered assets, net of unearned fees	10,644,021	10,139,982
Allowance for loan losses	(143,109)	(161,417)
Loans, net of allowance for loan losses and unearned fees	10,500,912	9,978,565
Covered assets	112,746	194,216
Allowance for covered loan losses	(16,511)	(24,011)
Covered assets, net of allowance for covered loan losses	96,235	170,205
Other real estate owned, excluding covered assets	28,548	81,880
Premises, furniture, and equipment, net	39,704	39,508
Accrued interest receivable	37,004	34,832
Investment in bank owned life insurance	53,865	52,513
Goodwill	94,041	94,521
Other intangible assets	8,892	12,828
Derivative assets	48,422	99,261
Other assets	157,328	143,981
Total assets	$14,085,746	$14,057,515
Liabilities
Demand deposits:
Noninterest-bearing	$3,172,676	$3,690,340
Interest-bearing	1,470,856	1,057,390
Savings deposits and money market accounts	4,799,561	4,912,820
Brokered time deposits	1,119,777	993,455
Time deposits	1,450,771	1,519,629
Total deposits	12,013,641	12,173,634
Short-term and secured borrowings	8,400	5,000
Long-term debt	627,793	499,793
Accrued interest payable	6,326	7,141
Derivative liabilities	48,890	93,276
Other liabilities	78,792	71,505
Total liabilities	12,783,842	12,850,349
Equity
Common stock:
Voting	75,240	73,479
Nonvoting	1,585	3,536
Treasury stock	(6,415)	(24,150)
Additional paid-in capital	1,022,023	1,026,438
Retained earnings	199,627	79,799
Accumulated other comprehensive income, net of tax	9,844	48,064
Total equity	1,301,904	1,207,166
Total liabilities and equity	$14,085,746	$14,057,515

(1)	Amounts represent items for which the Bank has elected fair value option.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – (Continued)
(Amounts in thousands, except per share data)

	December 31, 2013			December 31, 2012
	Preferred Stock	Common Stock		Preferred Stock	Common Stock
		Voting	Nonvoting		Voting	Nonvoting
Per Share Data
Par value	None	None	None	None	None	None
Stated value	None	$1.00	$1.00	None	$1.00	$1.00
Share Balances
Shares authorized	1,000	174,000	5,000	1,000	174,000	5,000
Shares issued	—	76,397	1,585	—	74,526	3,536
Shares outstanding	—	76,123	1,585	—	73,579	3,536
Treasury shares	—	274	—	—	947	—
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Interest Income
Loans, including fees	$433,829	$423,211	$413,109
Federal funds sold and interest-bearing deposits in banks	652	965	1,181
Securities:
Taxable	51,310	56,826	61,026
Exempt from Federal income taxes	6,200	5,487	5,439
Other interest income	247	547	391
Total interest income	492,238	487,036	481,146
Interest Expense
Interest-bearing demand deposits	4,202	3,378	2,439
Savings deposits and money market accounts	16,350	17,604	22,957
Brokered and time deposits	20,161	21,832	24,676
Short-term and secured borrowings	850	443	2,011
Long-term debt	29,612	23,846	21,936
Total interest expense	71,175	67,103	74,019
Net interest income	421,063	419,933	407,127
Provision for loan and covered loan losses	31,796	71,425	132,897
Net interest income after provision for loan and covered loan losses	389,267	348,508	274,230
Non-interest Income
Trust and Investments	18,377	17,017	17,826
Mortgage banking	12,172	13,460	6,703
Capital markets products	20,728	25,958	19,341
Treasury management	24,668	21,510	18,181
Loan, letter of credit and commitment fees	17,217	18,173	16,722
Syndication fees	13,447	9,107	5,485
Deposit service charges and fees and other income	6,207	6,021	8,218
Net securities gains (losses)	1,174	(205)	5,771
Total non-interest income	113,990	111,041	98,247
Non-interest Expense
Salaries and employee benefits	166,929	174,948	156,763
Net occupancy expense	30,027	30,571	29,986
Technology and related costs	13,726	13,250	11,388
Marketing	12,590	10,311	8,911
Professional services	8,539	8,353	9,206
Outsourced servicing costs	6,817	7,419	8,001
Net foreclosed property expenses	20,194	38,296	27,782
Postage, telephone and delivery	3,521	3,497	3,716
Insurance	10,867	15,186	21,287
Loan and collection expense	8,753	11,631	13,571
Other expenses	21,351	13,670	11,666
Total non-interest expense	303,314	327,132	302,277
Income before income taxes	199,943	132,417	70,200
Income tax provision	76,994	54,521	25,660
Net income	122,949	77,896	44,540
Net income attributable to noncontrolling interests	—	—	170
Net income attributable to controlling interests	122,949	77,896	44,370
Preferred stock dividends and discount accretion	—	13,368	13,690
Net income available to common stockholders	$122,949	$64,528	$30,680
Per Common Share Data
Basic earnings per share	$1.58	$0.88	$0.43
Diluted earnings per share	$1.57	$0.88	$0.43
Cash dividends declared	$0.04	$0.04	$0.04
Weighted-average common shares outstanding	76,398	71,951	70,449
Weighted-average diluted common shares outstanding	76,645	72,174	70,642
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$122,949	$77,896	$44,540
Other comprehensive income:
Available-for-sale securities:
Net unrealized (losses) gains	(46,690)	(4,185)	47,431
Reclassification of net gains included in net income	(1,174)	(315)	(5,812)
Income tax benefit (expense)	18,605	1,579	(16,557)
Net unrealized (losses) gains on available-for-sale securities	(29,259)	(2,921)	25,062
Cash flow hedges:
Net unrealized (losses) gains	(8,729)	9,945	3,156
Reclassification of net gains included in net income	(5,984)	(2,928)	(570)
Income tax benefit (expense)	5,752	(2,729)	(1,029)
Net unrealized (losses) gains on cash flow hedges	(8,961)	4,288	1,557
Other comprehensive (loss) income	(38,220)	1,367	26,619
Comprehensive income	84,729	79,263	71,159
Comprehensive income attributable to noncontrolling interests	—	—	(170)
Comprehensive income attributable to controlling interests	$84,729	$79,263	$70,989
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)

	Common Shares Out- standing	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumu-lated Deficit) / Retained Earnings	Accumu-lated Other Compre-hensive Income	Non- controlling Interests	Total
Balance at January 1, 2011	71,327	$238,903	$70,972	$(20,054)	$931,721	$(13,743)	$20,078	$33	$1,227,910
Comprehensive income (1)	—	—	—	—	—	44,370	26,619	170	71,159
Cash dividends declared:
Common stock ($0.04 per share)	—	—	—	—	(712)	(2,132)	—	—	(2,844)
Preferred stock	—	—	—	—	(3,048)	(9,143)	—	—	(12,191)
Common stock issued for:
New issuance, net of costs	—	—	—	—	31	—	—	—	31
Nonvested (restricted) stock grants	483	—	—	—	—	—	—	—	—
Exercise of stock options	23	—	23	—	104	—	—	—	127
Restricted stock activity	(45)	—	413	—	(438)	—	—	—	(25)
Deferred compensation plan	21	—	21	—	1,016	—	—	—	1,037
Accretion of preferred stock discount	—	1,500	—	—	(367)	(1,133)	—	—	—
Shortfall tax benefit from share-based compensation	—	—	—	—	(2,638)	—	—	—	(2,638)
Stock repurchased in connection with benefit plans	(118)	—	—	(1,400)	—	—	—	—	(1,400)
Share-based compensation expense	54	—	54	—	15,702	—	—	—	15,756
Noncontrolling interests distributions	—	—	—	—	33	—	—	(203)	(170)
Balance at December 31, 2011	71,745	$240,403	$71,483	$(21,454)	$941,404	$18,219	$46,697	$—	$1,296,752
Comprehensive income (1)	—	—	—	—	—	77,896	1,367	—	79,263
Cash dividends declared:
Common stock ($0.04 per share)	—	—	—	—	—	(2,948)	—	—	(2,948)
Preferred stock	—	—	—	—	—	(9,956)	—	—	(9,956)
Common stock issued for:
New issuance, net of costs	4,761	—	4,761	—	65,896	—	—	—	70,657
Nonvested (restricted) stock grants	709	—	—	—	—	—	—	—	—
Exercise of stock options	54	—	54	—	257	—	—	—	311
Restricted stock activity	(43)	—	650	—	(682)	—	—	—	(32)
Deferred compensation plan	17	—	17	—	183	—	—	—	200
Redemption of preferred stock	—	(243,815)	—	—	—	—	—	—	(243,815)
Repurchase of common stock warrant	—	—	—	—	(1,225)	—	—	—	(1,225)
Accretion of preferred stock discount	—	3,412	—	—	—	(3,412)	—	—	—
Stock repurchased in connection with benefit plans	(178)	—	—	(2,696)	—	—	—	—	(2,696)
Share-based compensation expense	50	—	50	—	20,605	—	—	—	20,655
Balance at December 31, 2012	77,115	$—	$77,015	$(24,150)	$1,026,438	$79,799	$48,064	$—	$1,207,166

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)
(Amounts in thousands, except per share data)

	Common Shares Out- standing	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Income	Total
Balance at December 31, 2012	77,115	$77,015	$(24,150)	$1,026,438	$79,799	$48,064	$1,207,166
Comprehensive income (1)	—	—	—	—	122,949	(38,220)	84,729
Cash dividends declared:
Common stock ($0.04 per share)	—	—	—	—	(3,121)	—	(3,121)
Common stock issued for:
Nonvested (restricted) stock grants	597	(597)	15,166	(14,569)	—	—	—
Exercise of stock options	197	5	4,536	(1,695)	—	—	2,846
Restricted stock activity	(77)	401	218	(790)	—	—	(171)
Deferred compensation plan	13	1	337	(37)	—	—	301
Stock repurchased in connection with benefit plans	(138)	—	(2,522)	—	—	—	(2,522)
Share-based compensation expense	—	—	—	12,676	—	—	12,676
Balance at December 31, 2013	77,707	$76,825	$(6,415)	$1,022,023	$199,627	$9,844	$1,301,904

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$122,949	$77,896	$44,370
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	31,796	71,425	132,897
Depreciation of premises, furniture, and equipment	8,461	9,293	8,777
Net amortization of premium on securities	16,435	15,861	13,011
Net (gains) losses on sale of securities	(1,174)	205	(5,771)
Valuation adjustments on other real estate owned	19,458	25,248	15,419
Net (gains) losses on sale of other real estate owned	(1,735)	5,996	9,078
Net amortization (accretion) of discount on covered assets	1,483	1,828	(2,727)
Bank owned life insurance income	(1,352)	(1,547)	(1,558)
Net (decrease) increase in deferred loan fees	(2,593)	408	5,724
Share-based compensation expense	12,676	20,655	15,953
Excess tax benefit from exercise of stock options and vesting of restricted shares	(723)	(118)	(143)
Provision for deferred income tax expense	14,646	15,828	1,725
Amortization of other intangibles	3,121	2,684	1,487
Originations and purchases of loans held-for-sale	(514,244)	(587,064)	(392,949)
Proceeds from sales of loans held-for-sale	548,126	581,143	397,723
Net gains from sales of loans held-for-sale	(11,237)	(11,848)	(5,895)
Net decrease in derivatives	6,453	160	696
Net (increase) decrease in accrued interest receivable	(2,172)	900	(1,878)
Net (decrease) increase in accrued interest payable	(815)	1,574	(401)
Net (increase) decrease in other assets	(16,491)	(17,161)	11,800
Net increase (decrease) in other liabilities	7,285	(11,438)	20,098
Net cash provided by operating activities	240,353	201,928	267,436
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	316,803	424,917	394,950
Proceeds from sales	114,740	20,905	295,870
Purchases	(641,016)	(129,871)	(557,615)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	123,913	82,621	7,338
Purchases	(186,589)	(459,897)	(497,945)
Net redemption (purchase) of FHLB stock	13,382	(2,692)	(20,001)
Net increase in loans	(568,557)	(1,260,301)	(192,505)
Net decrease in covered assets	71,855	108,286	101,393
Proceeds from sale of other real estate owned	52,919	42,162	69,898
Net purchases of premises, furniture, and equipment	(8,657)	(8,564)	(6,435)
Net cash used in investing activities	(711,207)	(1,182,434)	(405,052)
Financing Activities
Net (decrease) increase in deposit accounts	(159,993)	1,780,780	(142,575)
Net increase (decrease) in short-term borrowings, excluding FHLB advances	6,400	—	(941)
Net increase (decrease) in FHLB advances	245,000	(156,000)	4,000
Repayment of subordinated debt	(120,000)	—	—
Proceeds from the issuance of long-term debt	—	125,000	—
Payments for the redemption of preferred stock	—	(243,815)	—
Payments for the redemption of common stock warrant	—	(1,225)	—
Net proceeds from the issuance of common stock	—	70,657	31
Stock repurchased in connection with benefit plans	(2,522)	(2,696)	(1,400)
Cash dividends paid	(3,119)	(13,082)	(15,128)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	2,976	479	1,139
Excess tax benefit from exercise of stock options and vesting of restricted shares	723	118	143
Net cash (used in) provided by financing activities	(30,535)	1,560,216	(154,731)
Net (decrease) increase in cash and cash equivalents	(501,389)	579,710	(292,347)
Cash and cash equivalents at beginning of year	941,451	361,741	654,088
Cash and cash equivalents at end of year	$440,062	$941,451	$361,741
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$71,990	$65,529	$74,420
Cash paid for income taxes	47,183	58,328	25,616
Non-cash transfers of loans to other real estate	17,310	29,557	131,396
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

Principles of Consolidation and Basis of Presentation – The accompanying consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. In general, investments in unconsolidated entities where the Company has the ability to exercise significant influence over the entities' operating and financing decisions are accounted for using the equity method of accounting. Investments that do not meet the criteria for equity method accounting are accounted for using the cost method of accounting. Assets held in a fiduciary or agency capacity are not assets of the Company or its subsidiaries, and accordingly, are not included in the consolidated financial statements.

The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles ("U.S. GAAP") and general practice within the banking industry. We use the accrual basis of accounting for financial reporting purposes.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to December 31, 2013 for potential recognition or disclosure in this annual report on Form 10-K. The following is a summary of the significant accounting policies adhered to in the preparation of the consolidated financial statements.

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

The historical cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the life of the security, using the level-yield method. Amortization of premium and accretion of discount are included in interest income.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains (losses) in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, we assess whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary ("OTTI") basis. This determination requires significant judgment. OTTI is considered to have occurred (1) if management intends to sell the security; (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For debt securities that we do not expect to sell or for which it is not more likely than not that the Company will be required to sell prior to recovery, the OTTI is separated into credit and noncredit components. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. Noncredit-related OTTI results from other factors, including increased liquidity spreads and changes in risk-free interest rates. All of the OTTI is recognized in earnings for securities we expect to sell. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once OTTI is recorded, future significant increases in expected cash flows are treated as prospective yield adjustments.

Federal Home Loan Bank ("FHLB") Stock – Investments in FHLB stock are restricted as to redemption and are carried at cost.

Loans Held for Sale – Loans held for sale ("LHFS") represent mortgage loan originations intended to be sold in the secondary market and other loans that management has an active plan to sell. LHFS are carried at the lower of cost or fair value as determined on an individual asset basis or carried at fair value where the Company has elected fair value accounting. The Company has elected to measure residential mortgage loans originated as held for sale under the fair value option. Increases or decreases in the fair value of these LHFS are recognized in mortgage banking income in the Consolidated Statements of Income. Mortgage loan origination costs related to LHFS that the Company accounts for under the fair value option are recognized in noninterest expense as incurred. Held for investment loans that have been transferred to LHFS are carried at the lower of cost or fair value. For these LHFS, any decreases in value below cost are recognized in other income in the Consolidated Statements of Income and increases in fair value above cost are not recognized until the loans are sold. The credit component of any write down upon transfer to LHFS is reflected in charge-offs to the allowance for loan losses. Loan origination costs for LHFS carried at the lower of cost or fair value are capitalized as part of the carrying amount of the loans.

Gains and losses on the disposition of loans held for sale are determined on the specific identification method. Residential mortgage loans sold in the secondary market are sold without retaining servicing rights.

Originated Loans Held for Investment – Originated loans held for investment are carried at the principal amount outstanding, net of unearned income, deferred loan fees and costs, and any direct principal charge-offs. Interest income on loans is accrued based on principal amounts outstanding. Loan origination fees, fees for commitments that are expected to be exercised and certain direct loan origination costs are deferred and the net amount is amortized over the life of the related loan or commitment period as a yield adjustment. Other fees, not associated with originating a loan are recognized as fee income when earned.

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

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one year old, a new appraisal is obtained on the underlying collateral. The Company generally obtains "as is" appraisal values for use in the evaluation of collateral-dependent impaired loans. Appraisals for collateral-dependent loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is also performed at the six-month interval between the independent appraisals. All impaired loans and their related reserves are reviewed and updated each quarter. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of the collateral, the appraised value is either internally adjusted downward or a new appraisal is required to support the value of the impaired loan. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at December 31, 2013.

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

Renewals or restructurings of legacy loans may continue to be evaluated as legacy loans depending on the structure or defining characteristics of the new transaction. The Company has implemented a line of business model that has reorganized the legacy business units so that after 2009, all new loan originations are considered transformational. At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and is no longer included as part of the general allocated component. However, our general reserve methodology considers the amount and product type of the TDRs removed as one of many credit or portfolio considerations in establishing final reserve requirements.

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

Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows and collateral appraisal values on impaired loans; estimated losses on pools of homogeneous loans based on historical loss experience, risk ratings, product type, and vintage; and consideration of current economic trends and portfolio attributes, all of which may be susceptible to significant change. For instance, loss rates in our allowance methodology typically reflect the Company's more recent loss experience, by product, on a trailing twelve or eighteen month basis. These loss rates consider both cumulative charge-offs and other real estate owned ("OREO") valuation adjustments over the period in the individual product categories that constitute our allowance. Default estimates use a multi-year originating vintage and rating approach. In addition, we compare current model-derived and historically-established reserve levels to recent charge-off trends and history in considering the appropriate final level of reserve at each product level.

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

Under the applicable accounting guidance for purchased impaired loans, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using the constant effective yield method when there is a reasonable expectation about the amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Decreases in expected cash flows subsequent to acquisition generally result in an allowance for loan losses. Subsequent increases in cash flows result in a reversal of the allowance for losses to the extent previously established or a prospective adjustment to the accretable yield. Purchased impaired loans with common risk characteristics are accounted for on a pool basis as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Because we are recognizing interest income on each pool of loans, they are all considered to be performing.

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

Covered Assets – Purchased loans and foreclosed loan collateral covered under loss sharing or similar credit protection agreements with the Federal Deposit Insurance Corporation ("FDIC") are reported separately on the face of the Consolidated Statements of Financial Condition inclusive of the fair value of reimbursement cash flows the Company expects to receive from the FDIC under the agreement. The allowance for covered loan losses is determined without regard to the expected reimbursement from the FDIC with any provision for covered loan loss charges recorded in the Consolidated Statements of Income reflected net of such FDIC reimbursement.

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

Goodwill is allocated to reporting units at acquisition. We have determined that our operating segments qualify as reporting units under U.S. GAAP, and goodwill is allocated to the Banking and Trust and Investments reporting units. Subsequent to initial recognition, goodwill is not amortized but, instead, is tested for impairment at the reporting unit level at least annually or more often if an event occurs or circumstances change that would indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We perform our annual goodwill impairment assessment as of October 31 each year. In the event we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible or regulatory capital.

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

The Company has the option at the time of its annual impairment test to perform a qualitative assessment for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before applying the existing two-step goodwill impairment test. If the Company concludes it is more likely than not, the Company would proceed with the existing two-step test, as described above. Otherwise, the Company would be able to bypass the two-step test and conclude that goodwill is not impaired from a qualitative perspective.

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. All of the Company’s other intangible assets have finite lives and are amortized over their estimated useful lives with varying periods not exceeding 12 years.

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

Derivative Instruments – We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce interest rate risk, as it relates to mortgage loan commitments and planned sales of loans, and foreign currency volatility. We also use these instruments to accommodate our clients as we provide them with risk management solutions, including interest rate and foreign currency contracts. None of the aforementioned end-user and client-related derivatives were designated as hedging instruments at December 31, 2013 and 2012.

We also use interest rate derivatives to hedge variability in forecasted interest cash flows in our loan portfolio which is comprised primarily of floating-rate loans. These derivatives are designated as cash flow hedges.

All derivative instruments are recorded at fair value on the Consolidated Statements of Financial Condition, after considering the effects of master netting agreements as allowed under authoritative accounting guidance.

On the date we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, cash flow hedge, or as a freestanding derivative instrument. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset or liability attributable to a particular risk, such as interest rate risk, are considered to be fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in the cash flows of a recognized asset or liability of a forecasted transaction are considered to be cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking each hedge transaction.

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

The Company classifies cash flows from derivative instruments designated in a hedge relationship in the same category as the cash flows from the items being hedged as long as the derivatives do not include an other-than-insignificant financing element.

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

Share-Based Compensation – Share-based compensation cost is recognized as expense for stock options, restricted stock awards, and restricted stock units issued to employees and non-employee directors based on the fair value of these awards at the date of grant. A binomial option-pricing model is utilized to estimate the fair value of stock options, while the closing market price of the Company’s common stock at the date of grant is used for restricted stock awards, restricted stock units and performance share units ("full value awards"). To the extent full value awards are subject to post-vesting transferability restrictions, a discount for lack of marketability may be applied to the grant date fair value. The costs are recognized ratably on a straight-line basis over the requisite service period, generally defined as the vesting period for the awards. For performance share units, an estimate is made as to the number of shares expected to vest as a result of actual performance against the performance criteria to determine the amount of compensation expense to be recognized. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period. When an award is granted to an employee who is retirement eligible or who will become retirement eligible prior to the end of the service period and will continue to vest after retirement, the compensation cost of these awards is recognized over the period up to the date an employee first becomes eligible to retire. The amortization of share-based compensation generally reflects estimated forfeitures adjusted for actual forfeiture experience. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time share-based awards expire, are exercised or canceled, or as restrictions are released, we may be required to recognize an adjustment to stockholders’ equity or income tax expense, depending on the market price of the Company’s stock at that time and the amount of the deferred tax asset relating to such awards. Share-based compensation expense is included in "salaries and wages" in the Consolidated Statements of Income.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Disclosures about Offsetting Assets and Liabilities – On January 1, 2013, we adopted new accounting guidance issued by the Financial Accounting Standards Board ("FASB") relating to disclosure requirements on offsetting financial assets and liabilities. The new disclosure requirements are limited to recognized derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset on the statement of financial position or subject to enforceable master netting arrangements or similar agreements. At a minimum, we are required to disclose the following information separately for financial assets and liabilities: (a) the gross amounts of recognized financial assets and liabilities, (b) the amounts offset under current U.S. GAAP, (c) the net amounts presented in the balance sheet, (d) the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in (b), and (e) the difference between (c) and (d). This guidance affected our disclosures, however adoption of the guidance did not impact our financial position or consolidated results of operations. Refer to Note 18 for the required disclosures.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income – On January 1, 2013, we adopted new accounting guidance issued by the FASB that requires disclosure of the effect of reclassifications from accumulated other comprehensive income into net income for each affected net income line item. We have two items that are reclassified out of accumulated other comprehensive income and into net income to which this guidance is applicable, namely (1) net gains (losses) on available-for-sale securities, and (2) net gains (losses) on cash flow hedges. The guidance did not change existing requirements for reporting net income or other comprehensive income in the financial statements. This guidance affected our disclosures, however the adoption of the guidance did not impact our financial position or consolidated results of operations. Refer to Note 13 for the required disclosures.

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	December 31,
	2013				2012
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$145,716	$—	$(3,141)	$142,575	$114,252	$1,050	$(40)	$115,262
U.S. Agencies	47,409	—	(1,881)	45,528	—	—	—	—
Collateralized mortgage obligations	169,775	6,356	(15)	176,116	229,895	11,155	(16)	241,034
Residential mortgage-backed securities	946,656	23,627	(7,176)	963,107	823,191	45,131	—	868,322
State and municipal securities	271,135	6,627	(3,112)	274,650	214,174	11,990	(122)	226,042
Foreign sovereign debt	500	—	—	500	500	—	—	500
Total	$1,581,191	$36,610	$(15,325)	$1,602,476	$1,382,012	$69,326	$(178)	$1,451,160
Securities Held-to-Maturity
Collateralized mortgage obligations	$67,335	$—	$(3,263)	$64,072	$74,164	$480	$—	$74,644
Residential mortgage-backed securities	688,410	637	(15,274)	673,773	703,419	22,058	(29)	725,448
Commercial mortgage-backed securities	164,607	6	(6,640)	157,973	85,680	670	(137)	86,213
State and municipal securities	1,084	6	—	1,090	464	5	—	469
Total	$921,436	$649	$(25,177)	$896,908	$863,727	$23,213	$(166)	$886,774

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank ("FRB") discount window borrowing availability, derivative transactions, standby letters of credit with counterparty banks and for other purposes as permitted or required by law, totaled $401.4 million and $455.6 million at December 31, 2013 and 2012, respectively. Of total pledged securities, securities pledged to creditors under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties totaled $108.1 million and $144.2 million at December 31, 2013 and 2012, respectively.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at December 31, 2013 or 2012.

The following table presents the fair values of securities with unrealized losses as of December 31, 2013 and 2012. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2013
Securities Available-for-Sale
U.S. Treasury	$142,575	$(3,141)	$—	$—	$142,575	$(3,141)
U.S. Agency	45,528	(1,881)	—	—	45,528	(1,881)
Collateralized mortgage obligations	3,409	(15)	—	—	3,409	(15)
Residential mortgage-backed securities	276,657	(7,176)	—	—	276,657	(7,176)
State and municipal securities	104,442	(2,812)	10,325	(300)	114,767	(3,112)
Total	$572,611	$(15,025)	$10,325	$(300)	$582,936	$(15,325)
Securities Held-to-Maturity
Residential mortgage-backed securities	556,410	(14,908)	3,327	(366)	559,737	(15,274)
Commercial mortgage-backed securities	123,021	(4,674)	25,240	(1,966)	148,261	(6,640)
Collateralized mortgage obligations	64,072	(3,263)	—	—	64,072	(3,263)
Total	$743,503	$(22,845)	$28,567	$(2,332)	$772,070	$(25,177)
As of December 31, 2012
Securities Available-for-Sale
U.S. Treasury	$27,359	$(40)	$—	$—	$27,359	$(40)
Collateralized mortgage obligations	6,181	(11)	2,111	(5)	8,292	(16)
Residential mortgage-backed securities	—	—	—	—	—	—
State and municipal securities	14,920	(100)	1,160	(22)	16,080	(122)
Total	$48,460	$(151)	$3,271	$(27)	$51,731	$(178)
Securities Held-to-Maturity
Residential mortgage-backed securities	$3,912	$(29)	$—	$—	$3,912	$(29)
Commercial mortgage-backed securities	35,437	(137)	—	—	35,437	(137)
Total	$39,349	$(166)	$—	$—	$39,349	$(166)

There were $38.9 million of securities with $2.6 million in an unrealized loss position for greater than 12 months at December 31, 2013. At December 31, 2012, there were $3.3 million of securities with $27,000 in an unrealized loss position greater than 12 months. The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, no other-than-temporary impairments have been recorded on these securities during 2013 or 2012.

The following table presents the remaining contractual maturity of securities as of December 31, 2013 by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	December 31, 2013
	Available-For-Sale Securities		Held-To-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipal and foreign sovereign debt securities:
One year or less	$4,129	$4,220	$794	$795
One year to five years	224,651	225,818	290	295
Five years to ten years	231,837	228,967	—	—
After ten years	4,143	4,248	—	—
All other securities:
Collateralized mortgage obligations	169,775	176,116	67,335	64,072
Residential mortgage-backed securities	946,656	963,107	688,410	673,773
Commercial mortgage-backed securities	—	—	164,607	157,973
Total	$1,581,191	$1,602,476	$921,436	$896,908

The following table presents gains (losses) on securities for the three years ended 2013, 2012, and 2011.

Securities Gains (Losses)
(Amounts in thousands)

	Year Ended December 31,
	2013	2012		2011
Proceeds from sales	$114,740	$20,905		$295,870
Gross realized gains	$1,178	$573		$6,300
Gross realized losses	(4)	(778)		(529)
Net realized gains (losses)	$1,174	$(205)	(1)	$5,771	(1)
Income tax provision (benefit) on net realized gains (losses)	$463	$(81)		$2,295

(1)
Includes net losses of $520,000, and $41,000 in 2012 and 2011, respectively, associated with certain investment funds that make qualifying investments for purposes of supporting our community reinvestment initiatives in accordance with the Community Reinvestment Act ("CRA" investments). These investments are classified in other assets in the Consolidated Statements of Financial Condition. Effective in fourth quarter 2012, net losses from these investments are recorded in other non-interest expense in the Consolidated Statements of Income.

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

Loan Portfolio
(Amounts in thousands)

	December 31,
	2013	2012
Commercial and industrial	$5,457,574	$4,901,210
Commercial – owner-occupied commercial real estate	1,674,260	1,595,574
Total commercial	7,131,834	6,496,784
Commercial real estate	1,987,307	2,132,063
Commercial real estate – multi-family	513,194	543,622
Total commercial real estate	2,500,501	2,675,685
Construction	293,387	190,496
Residential real estate	341,868	373,580
Home equity	149,732	167,760
Personal	226,699	235,677
Total loans	$10,644,021	$10,139,982
Deferred loan fees, net of costs, included as a reduction in total loans	$37,063	$39,656
Overdrawn demand deposits included in total loans	$2,772	$3,091

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Carrying Value of Loans Pledged
(Amounts in thousands)

	December 31,
	2013	2012
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$710,269	$808,243
FHLB advances	1,337,552	2,068,172
Total	$2,047,821	$2,876,415

(1)	No borrowings were outstanding at December 31, 2013 or 2012.

Related Party Loans

Some of our executive officers and directors are clients of our Bank, and some of our executive officers and directors are direct or indirect owners of 10% or more of the stock of corporations which are, or have been in the past, clients of the Bank. As clients, they have had transactions with the Bank, in the ordinary course of business of the Bank, including borrowings, that are or were on substantially the same terms (including interest rates and collateral on loans) as those prevailing at the time for comparable transactions with non-affiliated persons. These loans totaled $14.2 million and $15.5 million at December 31, 2013 and 2012, respectively. In the opinion of management, none of the transactions involved more than the normal risk of collectability or presented any other unfavorable features.

Loan Portfolio Aging

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of December 31, 2013
Commercial	$7,106,900	$2	$153	$—	$7,107,055	$24,779	$7,131,834
Commercial real estate	2,447,441	5,946	161	—	2,453,548	46,953	2,500,501
Construction	293,387	—	—	—	293,387	—	293,387
Residential real estate	330,922	674	296	—	331,892	9,976	341,868
Home equity	136,341	1,108	404	—	137,853	11,879	149,732
Personal	225,922	124	2	—	226,048	651	226,699
Total loans	$10,540,913	$7,854	$1,016	$—	$10,549,783	$94,238	$10,644,021
As of December 31, 2012
Commercial	$6,451,311	$2,195	$1,365	$—	$6,454,871	$41,913	$6,496,784
Commercial real estate	2,597,780	4,073	5,278	—	2,607,131	68,554	2,675,685
Construction	189,939	—	—	—	189,939	557	190,496
Residential real estate	359,096	3,260	—	—	362,356	11,224	373,580
Home equity	153,754	1,835	461	—	156,050	11,710	167,760
Personal	230,852	2	1	—	230,855	4,822	235,677
Total loans	$9,982,732	$11,365	$7,105	$—	$10,001,202	$138,780	$10,139,982

Impaired Loans

Impaired loans consist of nonaccrual loans (which include nonaccrual TDRs) and loans classified as accruing TDRs. A loan is considered impaired when, based on current information and events, management believes that either it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement or it has been classified as a TDR. The following two tables present our recorded investment on impaired loans outstanding by product segment, including our recorded investment in impaired loans, which represents the principal amount outstanding, net of unearned income, deferred loan fees and costs, and any direct principal charge-offs.

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of December 31, 2013
Commercial	$44,471	$30,039	$11,774	$41,813	$4,895
Commercial real estate	61,112	10,301	38,203	48,504	12,536
Construction	—	—	—	—	—
Residential real estate	11,823	2,629	7,347	9,976	2,412
Home equity	13,893	2,567	10,903	13,470	2,386
Personal	651	—	651	651	148
Total impaired loans	$131,950	$45,536	$68,878	$114,414	$22,377
As of December 31, 2012
Commercial	$100,573	$46,243	$39,937	$86,180	$13,259
Commercial real estate	93,651	26,653	56,659	83,312	20,450
Construction	1,184	—	557	557	117
Residential real estate	12,121	3,107	8,582	11,689	3,996
Home equity	14,888	2,034	11,166	13,200	2,797
Personal	5,244	—	4,822	4,822	2,771
Total impaired loans	$227,661	$78,037	$121,723	$199,760	$43,390
Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$72,050	$2,265	$118,683	$4,549
Commercial real estate	64,887	428	145,997	1,458
Construction	—	—	2,121	—
Residential real estate	11,354	3	14,094	145
Home equity	14,665	120	13,171	110
Personal	2,784	—	13,700	119
Total	$165,740	$2,816	$307,766	$6,381

(1)	Represents amounts while classified as impaired for the periods presented.

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

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non-Performing Loans	% of Portfolio Loan Type	Total Loans
As of December 31, 2013
Commercial	$62,272	0.9	$87,391	1.2	$24,779	0.3	$7,131,834
Commercial real estate	1,016	*	4,489	0.2	46,953	1.9	2,500,501
Construction	—	—	—	—	—	—	293,387
Residential real estate	4,898	1.4	7,177	2.1	9,976	2.9	341,868
Home equity	2,884	1.9	2,538	1.7	11,879	7.9	149,732
Personal	187	0.1	177	0.1	651	0.3	226,699
Total	$71,257	0.7	$101,772	1.0	$94,238	0.9	$10,644,021
As of December 31, 2012
Commercial	$72,651	1.1	$40,495	0.6	$41,913	0.6	$6,496,784
Commercial real estate	21,209	0.8	48,897	1.8	68,554	2.6	2,675,685
Construction	—	—	—	—	557	0.3	190,496
Residential real estate	2,364	0.6	13,844	3.7	11,224	3.0	373,580
Home equity	562	0.3	4,351	2.6	11,710	7.0	167,760
Personal	8	*	289	0.1	4,822	2.0	235,677
Total	$96,794	1.0	$107,876	1.1	$138,780	1.4	$10,139,982

*	Less than 0.1%

Troubled Debt Restructured Loans
Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	December 31,
	2013		2012
	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial	$17,034	$6,188	$44,267	$25,200
Commercial real estate	1,551	19,309	14,758	29,426
Residential real estate	—	2,239	465	2,867
Home equity	1,591	3,805	1,490	3,000
Personal	—	641	—	4,299
Total	$20,176	$32,182	$60,980	$64,792

At December 31, 2013 and 2012, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $5.5 million and $16.3 million, respectively.

Additions to Accruing Troubled Debt Restructurings During the Year
(Dollars in thousands)

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
Commercial
Extension of maturity date (2)	6	$7,288	$7,288	6	$34,688	$34,538
Multiple note structuring (4)	—	—	—	1	17,596	11,796
Total commercial	6	7,288	7,288	7	52,284	46,334
Commercial real estate
Extension of maturity date (2)	1	244	244	5	10,739	9,909
Other concession (3)	1	717	717	—	—	—
Total commercial real estate	2	961	961	5	10,739	9,909
Residential real estate
Extension of maturity date (2)	1	150	150	3	2,182	2,182
Other concession (3)	—	—	—	1	200	200
Total residential real estate	1	150	150	4	2,382	2,382
Home equity
Extension of maturity date (2)	—	—	—	1	125	125
Total accruing	9	$8,399	$8,399	17	$65,530	$58,750
Change in recorded investment due to principal paydown at time of modification			$—			$980
Change in recorded investment due to charge-offs as part of the multiple note structuring			$—			$5,800

(1)	Represents amounts outstanding as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases, or deferrals of principal.

(4)
The multiple note structure typically bifurcates a troubled loan into two separate notes, where the first note is reasonably assured of repayment and performance according to the modified terms, and the portion of the troubled loan that is not reasonably assured of repayment is charged-off.

Additions to Nonaccrual Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
Commercial
Extension of maturity date (2)	2	$334	$334	3	$5,777	$5,277
Other concession (3)	6	1,795	1,795	2	17,512	17,512
Total commercial	8	2,129	2,129	5	23,289	22,789
Commercial real estate
Extension of maturity date (2)	1	297	297	6	1,173	1,163
Other concession (3)	10	18,562	7,475	2	18,325	18,229
Total commercial real estate	11	18,859	7,772	8	19,498	19,392
Residential real estate
Extension of maturity date (2)	—	—	—	2	794	794
Other concession (3)	1	342	342	2	299	299
Total residential real estate	1	342	342	4	1,093	1,093
Home equity
Extension of maturity date (2)	5	824	824	2	480	480
Other concession (3)	8	1,760	1,753	2	841	841
Total home equity	13	2,584	2,577	4	1,321	1,321
Personal
Other concession (3)	2	478	478	—	—	—
Total nonaccrual	35	$24,392	$13,298	21	$45,201	$44,595
Change in recorded investment due to principal paydown at time of modification			$7,916			$606
Change in recorded investment due to charge-offs at time of modification			$3,398			$—

(1)	Represents amounts outstanding as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases, or deferrals of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve calculation. However, our general reserve methodology considers the amount and product type of the TDRs removed as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Refer to the "Impaired Loan" and "Allowance for Loan Loss" sections of Note 1 regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $8.6 million and $23.3 million in specific reserves for nonaccrual TDRs at December 31, 2013 and 2012, respectively. For accruing TDRs there were specific reserves of $37,000 and $40,000 at December 31, 2013 and 2012, respectively, with the specific reserve representing the difference between the present value of cash flows for the restructured loan as compared to the original loan.

The following table presents the recorded investment and number of loans modified as an accruing TDR during the previous 12 months which subsequently became nonperforming during the years ended December 31, 2013 and 2012. A loan becomes nonperforming and placed on nonaccrual status typically when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than when the loan becomes 90 days past due.

Accruing Troubled Debt Restructurings
Reclassified as Nonperforming Within 12 Months of Restructuring
(Dollars in thousands)

	Year Ended December 31,
	2013		2012
	Number of Borrowers	Recorded Investment (1)	Number of Borrowers	Recorded Investment (1)
Commercial	1	$149	2	$16,599
Commercial real estate	2	5,258	2	879
Residential real estate	—	—	1	197
Home equity	—	—	1	125
Total	3	$5,407	6	$17,800

(1)	Represents amounts as of the balance sheet date from the quarter the default was first reported.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 6 for a detailed discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Year Ended December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$63,709	$73,150	$2,434	$9,696	$6,797	$5,631	$161,417
Loans charged-off	(22,339)	(25,294)	70	(3,501)	(3,445)	(3,725)	(58,234)
Recoveries on loans previously charged-off	5,054	2,173	48	15	475	997	8,762
Net charge-offs	(17,285)	(23,121)	118	(3,486)	(2,970)	(2,728)	(49,472)
Provision (release) for loan losses	34,344	(7,667)	786	1,345	1,821	535	31,164
Balance at end of year	$80,768	$42,362	$3,338	$7,555	$5,648	$3,438	$143,109
Ending balance, loans individually evaluated for impairment (1)	$4,895	$12,536	$—	$2,412	$2,386	$148	$22,377
Ending balance, loans collectively evaluated for impairment	$75,873	$29,826	$3,338	$5,143	$3,262	$3,290	$120,732
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$41,813	$48,504	$—	$9,976	$13,470	$651	$114,414
Ending balance, loans collectively evaluated for impairment	7,090,021	2,451,997	293,387	331,892	136,262	226,048	10,529,607
Total recorded investment in loans	$7,131,834	$2,500,501	$293,387	$341,868	$149,732	$226,699	$10,644,021

(1)	Refer to Notes 1 and 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Year Ended December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$60,663	$94,905	$12,852	$6,376	$4,022	$12,776	$191,594
Loans charged-off	(31,768)	(68,099)	(1,979)	(3,010)	(3,128)	(10,044)	(118,028)
Recoveries on loans previously charged-off	4,179	8,709	2,315	126	509	1,137	16,975
Net charge-offs	(27,589)	(59,390)	336	(2,884)	(2,619)	(8,907)	(101,053)
Provision (release) for loan losses	30,635	37,635	(10,754)	6,204	5,394	1,762	70,876
Balance at end of year	$63,709	$73,150	$2,434	$9,696	$6,797	$5,631	$161,417
Ending balance, loans individually evaluated for impairment (1)	$13,259	$20,450	$117	$3,996	$2,797	$2,771	$43,390
Ending balance, loans collectively evaluated for impairment	$50,450	$52,700	$2,317	$5,700	$4,000	$2,860	$118,027
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$86,180	$83,312	$557	$11,689	$13,200	$4,822	$199,760
Ending balance, loans collectively evaluated for impairment	6,410,604	2,592,373	189,939	361,891	154,560	230,855	9,940,222
Total recorded investment in loans	$6,496,784	$2,675,685	$190,496	$373,580	$167,760	$235,677	$10,139,982

(1)	Refer to Notes 1 and 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Year Ended December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$70,115	$110,853	$19,778	$5,321	$5,764	$10,990	$222,821
Loans charged-off	(32,742)	(108,814)	(11,282)	(2,009)	(6,586)	(9,594)	(171,027)
Recoveries on loans previously charged-off	4,280	3,162	291	61	337	1,114	9,245
Net charge-offs	(28,462)	(105,652)	(10,991)	(1,948)	(6,249)	(8,480)	(161,782)
Provision for loan losses	19,010	89,704	4,065	3,003	4,507	10,266	130,555
Balance at end of year	$60,663	$94,905	$12,852	$6,376	$4,022	$12,776	$191,594
Ending balance, loans individually evaluated for impairment (1)	$14,163	$38,905	$5,202	$976	$1,272	$9,426	$69,944
Ending balance, loans collectively evaluated for impairment	$46,500	$56,000	$7,650	$5,400	$2,750	$3,350	$121,650
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$108,527	$174,605	$21,879	$17,827	$11,603	$26,320	$360,761
Ending balance, loans collectively evaluated for impairment	5,215,247	2,511,841	265,123	279,402	169,555	206,632	8,647,800
Total recorded investment in loans	$5,323,774	$2,686,446	$287,002	$297,229	$181,158	$232,952	$9,008,561

(1)	Refer to Notes 1 and 4 for additional information regarding impaired loans.

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$7,343	$7,277	$8,119
Provision (release) for unfunded commitments	1,863	66	(842)
Balance at end of year	$9,206	$7,343	$7,277
Unfunded commitments, excluding covered assets, at year end (1)	$5,028,268	$4,707,373	$4,448,177

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

Covered Assets
(Amounts in thousands)

	December 31,
	2013				2012
	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total	Purchased Impaired Loans	Purchased Nonimpaired Loans	Other Assets	Total
Commercial loans	$4,657	$6,905	$—	$11,562	$6,044	$15,002	$—	$21,046
Commercial real estate loans	2,505	44,152	—	46,657	15,864	66,956	—	82,820
Residential mortgage loans	366	36,517	—	36,883	305	42,224	—	42,529
Consumer installment and other	87	3,126	259	3,472	87	4,320	299	4,706
Foreclosed real estate	—	—	7,880	7,880	—	—	24,395	24,395
Asset in lieu	—	—	—	—	—	—	11	11
Estimated loss reimbursement by the FDIC	—	—	6,292	6,292	—	—	18,709	18,709
Total covered assets	7,615	90,700	14,431	112,746	22,300	128,502	43,414	194,216
Allowance for covered loan losses	(3,859)	(12,652)	—	(16,511)	(10,510)	(13,501)	—	(24,011)
Net covered assets	$3,756	$78,048	$14,431	$96,235	$11,790	$115,001	$43,414	$170,205
Nonperforming covered loans (1)		$15,610				$18,242

(1)
Excludes purchased impaired loans which are accounted for on a pool basis based on common risk characteristics as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Because we are recognizing interest income on each pool of loans, all purchased impaired loans are considered to be performing.

At the date of purchase, all purchased loans and the related indemnification asset were recorded at fair value. On an ongoing basis, the accounting for purchased loans and the related indemnification asset follows applicable authoritative accounting guidance for purchased nonimpaired loans and purchased impaired loans. The amounts we ultimately realize on these loans and the related indemnification asset could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods compared to what is assumed in our current estimate of cash flows. Our losses on loans and foreclosed real estate may be mitigated to the extent covered under the specific terms and provisions of our loss share agreement with the FDIC. The loss share agreement expires on September 30, 2014 for non-single family homes and September 30, 2019 for single family homes.

The allowance for covered loan losses is determined in a manner consistent with our policy for the originated loan portfolio.

The following table presents changes in the allowance for covered loan losses for the periods presented.

Allowance for Covered Loan Losses
(Amounts in thousands)

	Year Ended December 31,
	2013			2012			2011
	Purchased Impaired Loans	Purchased Non-impaired Loans	Total	Purchased Impaired Loans	Purchased Non-impaired Loans	Total	Purchased Impaired Loans	Purchased Non-impaired Loans	Total
Balance at beginning of year	$10,510	$13,501	$24,011	$14,727	$11,212	$25,939	$8,601	$6,733	$15,334
Loans charged-off	(3,715)	(774)	(4,489)	(905)	(139)	(1,044)	(264)	(70)	(334)
Recoveries on loans previously charged-off	2,977	182	3,159	418	120	538	454	86	540
Net (charge-offs) recoveries	(738)	(592)	(1,330)	(487)	(19)	(506)	190	16	206
(Release) provision for covered loan losses (1)	(5,913)	(257)	(6,170)	(3,730)	2,308	(1,422)	5,936	4,463	10,399
Balance at end of year	$3,859	$12,652	$16,511	$10,510	$13,501	$24,011	$14,727	$11,212	$25,939

(1)
Includes a provision for credit losses of $632,000, $549,000, and $2.3 million recorded in the Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011, respectively, representing our 20% non-reimbursable portion of losses under the loss share agreement.

Changes in the carrying amount and accretable yield for purchased impaired loans are set forth in the following table.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount
(Amounts in thousands)

	Year Ended December 31,
	2013		2012
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of year	$1,752	$22,300	$5,595	$49,495
Payments received	—	(11,128)	—	(16,173)
Charge-offs/disposals (1)	—	(4,377)	(2,391)	(12,036)
Reclassifications to nonaccretable difference, net	(12)	—	(438)	—
Accretion	(638)	638	(1,014)	1,014
Balance at end of year	$1,102	$7,433	$1,752	$22,300
Contractual amount outstanding at end of year		$15,286		$30,865

(1)	Includes transfers to covered foreclosed real estate.

7. PREMISES, FURNITURE, AND EQUIPMENT

Premises, Furniture, and Equipment
(Amounts in thousands)

	December 31,
	2013	2012
Land	$1,874	$1,226
Building	7,581	7,322
Leasehold improvements	39,644	37,317
Furniture and equipment	42,044	39,559
Software	14,421	13,722
Total cost	$105,564	$99,146
Accumulated depreciation	(65,860)	(59,638)
Net book value	$39,704	$39,508

Depreciation expense on premises, furniture, and equipment totaled $8.5 million in 2013, $9.3 million in 2012, and $8.8 million in 2011.

At December 31, 2013, we were obligated under certain non-cancellable operating leases for premises and equipment, which expire at various dates through the year 2023. Many of these leases contain renewal options, and certain leases provide a right of refusal to purchase the leased property during the lease term. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2013, have initial or remaining non-cancellable lease terms in excess of one year.

Operating Leases (1)
(Amounts in thousands)

Total
Year Ended December 31,
2014	$12,829
2015	13,079
2016	11,671
2017	11,234
2018	10,945
2019 and thereafter	44,189
Total minimum lease payments	$103,947

(1)	Minimum payments have not been reduced by minimum sublease rentals of $231,000 due in the future under non-cancellable subleases.

	Year Ended December 31,
	2013	2012	2011
Rental expense charged to operations (1)(2)	$12,224	$12,128	$11,780
Rental income from premises leased to others (2)	$659	$676	$676

(1)	Including amounts paid under short-term cancellable leases.

(2)	Does not include rental expense or sublease rental income for certain restructured leases.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Carrying Amount of Goodwill by Reporting Unit
(Amounts in thousands)

	Banking	Trust and Investments	Holding Company Activities	Consolidated
Balance at December 31, 2011	$81,755	$12,816	$—	$94,571
Tax benefit adjustment	—	(50)	—	(50)
Balance at December 31, 2012	81,755	12,766	—	94,521
Sale of Lodestar	—	(226)	—	(226)
Tax benefit adjustment	—	(254)	—	(254)
Balance at December 31, 2013	$81,755	$12,286	$—	$94,041

In connection with the sale of Lodestar Investment Counsel, LLC ("Lodestar") on December 31, 2013, an investment management firm and previously a wholly-owned subsidiary of the Company, $226,000 of the goodwill assigned to the Trust and Investment reporting unit was allocated to Lodestar and written off. A goodwill impairment charge of $146,000 was recorded in connection with the sale. Goodwill also decreased $254,000 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar.

For our annual goodwill impairment test performed as of October 31, 2013, as permitted under current accounting guidance, we elected to not perform a qualitative assessment and instead chose to proceed with the quantitative two-step test. As a result of our step one analysis, we determined that the fair value of both the Banking and Trust and Investments (excluding Lodestar) reporting units exceeded their respective carrying amounts. As such, both of our reporting units with allocated goodwill "passed" step one of the goodwill impairment test, and no further analysis was required to support the conclusion that goodwill was not impaired as of October 31, 2013. The Banking reporting unit's fair value exceeded its carrying amount by approximately 73%, while the Trust and Investments reporting unit's fair value exceeded its carrying amount by approximately 161%.

The fair value of the reporting units as determined in our annual goodwill impairment test resulted in an implied control premium in excess of our market capitalization of approximately 20%. We believe this control premium is reasonable and supports the appropriate estimation of the reporting units' fair value as compared to our market capitalization.

We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of October 31, 2013 that would indicate impairment of goodwill allocated to the Banking and Trust and Investment (excluding Lodestar) reporting units at December 31, 2013. There were no impairment charges for goodwill recorded in 2012 or 2011.

We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 12 years.

We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. In connection with the sale of Lodestar on December 31, 2013, we reduced the client relationships intangibles net carrying amount by $815,000. During 2013, there were no events or circumstances to indicate there may be impairment of intangible assets, and no impairment charges for other intangible assets were recorded in 2013, 2012, or 2011.

Other Intangible Assets
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Core deposit intangible:
Gross carrying amount	18,093	18,093	18,093
Accumulated amortization	10,071	7,362	5,079
Net carrying amount	$8,022	$10,731	$13,014
Amortization during the period	$2,709	$2,282	$1,095
Weighted average remaining life (in years)	3	4	5
Client relationships:
Gross carrying amount	2,002	5,059	4,900
Accumulated amortization	1,132	2,962	2,561
Net carrying amount	$870	$2,097	$2,339
Amortization during the period	$412	$402	$392
Weighted average remaining life (in years)	7	7	8

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year Ended December 31,
2014	3,007
2015	2,455
2016	2,161
2017	1,125
2018	98
2019 and thereafter	46
Total	$8,892

9. DEPOSITS

Summary of Deposits
(Amounts in thousands)

	December 31,
	2013	2012
Noninterest-bearing deposits	$3,172,676	$3,690,340
Interest-bearing deposits	1,470,856	1,057,390
Savings deposits	284,482	310,188
Money market accounts	4,515,079	4,602,632
Time deposits less than $100,000	346,812	245,955
Time deposits of $100,000 or more (1)	2,223,736	2,267,129
Total deposits	$12,013,641	$12,173,634

(1)
Includes deposits which, to our knowledge, have been placed with the Bank by a person who acts as a broker in placing these deposits on behalf of others or are otherwise deemed to be "brokered" by bank regulatory rules and regulations such as deposits under the CDARS® deposit program ("brokered time deposits").

Maturities of Time Deposits of $100,000 or More (1)
(Amounts in thousands)

2013
Maturing within 3 months	$430,914
After 3 but within 6 months	448,262
After 6 but within 12 months	583,699
After 12 months	760,861
Total	$2,223,736

(1)	Includes brokered time deposits.

10. SHORT-TERM AND SECURED BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	December 31, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$2,000	3.37%	$5,000	4.96%
Other Information:
Weighted average remaining maturity of FHLB advances at year end (in months)	12 months		6 months
Unused FHLB advances availability	$395,302		$999,722
Unused overnight federal funds availability (1)	$520,000		$385,000
Borrowing capacity through the FRB discount window primary credit program (2)	$621,855		$688,608

(1)	Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Includes federal term auction facilities. Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

As a member of the FHLB Chicago, we have access to a borrowing capacity of $645.6 million at December 31, 2013, of which $395.3 million is available subject to the availability of acceptable collateral to pledge. Qualifying residential, multi-family and commercial real estate loans, home equity lines of credit, and residential mortgage-backed securities are held as collateral towards current outstanding balances and additional borrowing availability. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less at December 31, 2013.

In September 2013, the Company entered into a 364-day Revolving Line of Credit (the "Facility") with a group of commercial banks allowing borrowing of up to $60.0 million, converting to an amortizing term loan on or before the maturity date of September 27, 2015. The interest rate applied on the Facility will be at the Company's discretion either 30-day or 90-day LIBOR plus 1.95% or Prime minus 0.50% at the time the advance is made. At December 31, 2013, no amounts have been drawn on the Facility.

Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of December 31, 2013, these loan participation agreements totaled $6.4 million. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition.

11. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

		December 31,
		2013	2012
Parent Company:
2.89% junior subordinated debentures due 2034	(1)(a)	$8,248	$8,248
1.95% junior subordinated debentures due 2035	(2)(a)	51,547	51,547
1.74% junior subordinated debentures due 2035	(3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068	(a)	143,760	143,760
7.125% subordinated debentures due 2042	(b)	125,000	125,000
Subtotal		369,793	369,793
Subsidiaries:
FHLB advances		258,000	10,000
3.82% subordinated debt facility due 2015	(4)(c)	—	120,000
Subtotal		258,000	130,000
Total long-term debt		$627,793	$499,793
Weighted average interest rate of FHLB long-term advances at year end		0.22%	4.15%
Weighted average remaining maturity of FHLB long-term advances at year end (in years)		2.1	4.4

(1)	Variable rate in effect at December 31, 2013, based on three-month LIBOR +2.65%.

(2)	Variable rate in effect at December 31, 2013, based on three-month LIBOR +1.71%.

(3)	Variable rate in effect at December 31, 2013, based on three-month LIBOR +1.50%.

(4)	Variable rate in effect at December 31, 2012, based on three-month LIBOR +3.50%.

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

(b)	Qualifies as Tier 2 capital for regulatory capital purposes.

(c)	For regulatory capital purposes, as of December 31, 2012, 40%, of the outstanding balance qualified as Tier 2 capital.

The $244.8 million in junior subordinated debentures reflected in the table above were issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable trust preferred securities. Refer to Note 12 for further information on the nature and terms of these and previously issued debentures.

FHLB long-term advances, which had a combination of fixed and floating interest rates, were all secured by residential mortgage-backed securities.

The subordinated debt facility of the Company’s wholly-owned bank subsidiary, the Bank, was repaid in full prior to maturity and without penalty on October 24, 2013.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year Ended December 31,
2015	$253,000
2019 and thereafter	374,793
Total	$627,793

12. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of December 31, 2013, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company obligated mandatorily redeemable trust preferred securities ("Trust Preferred Securities") to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company ("Debentures"). The Debentures held by the trusts, which in aggregate total $244.8 million, are the sole assets of each respective trust. Our obligations under the Debentures and related documents, including the indentures, the declarations of trust and related Company guarantees, taken together, constitute a full and unconditional guarantee by the Company on a subordinated basis of distributions and redemption payments and liquidation payments on the Trust Preferred Securities. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all or any series of the Debentures, in each case, at a redemption price of 100% of the principal amount of the Debentures being redeemed plus any accrued but unpaid interest to the redemption date. The repayment, redemption or repurchase of any of the Debentures would be subject to the terms of the applicable indenture and would result in a corresponding repayment, redemption or repurchase of an equivalent amount of the related series of Trust Preferred Securities. Any redemption of the Debentures held by the PrivateBancorp Statutory Trust IV (the "Series IV Debentures"), would be subject to the terms of the replacement capital covenant described below and any required regulatory approval.

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

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

	Issuance Date	Common Securities Issued	Trust Preferred Securities Issued (1)	Coupon Rate (2)	Earliest Redemption Date (on or after) (3)	Maturity	Principal Amount of Debentures (3)
							December 31,
							2013	2012
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.89%	Jun 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	1.95%	Sep 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.74%	Dec 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun 15, 2013	Jun. 2068	143,760	143,760
Total		$3,043	$241,750				$244,793	$244,793

(1)
The trust preferred securities accrue distributions at a rate equal to the interest rate on and have a maturity identical to that of the related Debentures. The trust preferred securities will be redeemed upon maturity or earlier redemption of the related Debentures.

(2)
Reflects the coupon rate in effect at December 31, 2013. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three-month LIBOR plus 2.65%. The coupon rates for the PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions for all of the Trusts are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years in the case of the Debentures held by Trust IV, and five years in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

(3)
The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or upon their earlier redemption in whole or in part. The Debentures are redeemable in whole or in part prior to maturity at any time after the dates shown in the table and, only after we have obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

13. EQUITY

Conversion of Nonvoting Common Stock

During the second quarter 2013, holders of our nonvoting common stock sold 1.95 million shares of our nonvoting common stock, which were converted to shares of voting common stock on a one-for-one basis in accordance with their terms upon settlement. At December 31, 2013, 1.59 million shares of nonvoting common stock remained outstanding.

TARP Capital Purchase Program

In January 2009, as part of the Troubled Asset Relief Program ("TARP") Capital Purchase Program ("CPP"), the U.S. Treasury purchased $243.8 million, or 243,815 shares, of the Company's Series B fixed-rate cumulative perpetual preferred stock, with a liquidation preference of $1,000 per share and a related ten-year warrant. The warrant gave the U.S. Treasury the right to purchase 1,290,026 shares of the Company's common stock at $28.35 per share of which such shares were subsequently reduced by 50% to 645,013 shares in December 2009 as provided by the terms of the warrant due to the completion of two qualified equity offerings. The preferred stock provided for cumulative dividends of five percent per annum for the first five years and nine percent thereafter, unless the shares were redeemed. The shares were callable by the Company at par after three years and could be repurchased at any time under certain circumstances.

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

There were no public or private offerings of common stock during 2013 or 2011 other than common stock issued in connection with our share-based compensation plans. Refer to Note 16 for a detailed discussion of such plans.

Treasury Stock

During first quarter 2013, the Company began issuing shares from treasury upon the exercise of stock options, granting of restricted stock awards and the settlement of share unit awards pursuant to its share-based compensation plans. Treasury shares are reissued at average cost. The Company held 274,000 and 947,000 shares in treasury at December 31, 2013 and December 31, 2012, respectively. Prior to 2013, the Company issued new shares to fulfill its obligation to settle share-based awards.

Comprehensive Income

Change in Accumulated Other Comprehensive Income ("AOCI") by Component
(Amounts in thousands)

	Year Ended December 31,
	2013			2012			2011
	Unrealized Gain on Available-for-Sale Securities	Accumu-lated Gain (Loss) on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumu-lated Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumu-lated Gain on Effective Cash Flow Hedges	Total
Balance at beginning of year	$42,219	$5,845	$48,064	$45,140	$1,557	$46,697	$20,078	—	$20,078
Increase in unrealized (losses) gains on securities	(46,690)	—	(46,690)	(4,185)	—	(4,185)	47,431	—	47,431
Increase in unrealized (losses) gains on cash flow hedges	—	(8,729)	(8,729)	—	9,945	9,945	—	3,156	3,156
Tax benefit (expense) on increase in unrealized (losses) gains	18,142	3,390	21,532	1,455	(3,883)	(2,428)	(18,869)	(1,256)	(20,125)
Other comprehensive (loss) income before reclassifications	(28,548)	(5,339)	(33,887)	(2,730)	6,062	3,332	28,562	1,900	30,462
Reclassification adjustment of net gains included in net income (1)	(1,174)	(5,984)	(7,158)	(315)	(2,928)	(3,243)	(5,812)	(570)	(6,382)
Reclassification adjustment for tax expense on realized net gains (2)	463	2,362	2,825	124	1,154	1,278	2,312	227	2,539
Amounts reclassified from AOCI	(711)	(3,622)	(4,333)	(191)	(1,774)	(1,965)	(3,500)	(343)	(3,843)
Net current period other comprehensive (loss) income	(29,259)	(8,961)	(38,220)	(2,921)	4,288	1,367	25,062	1,557	26,619
Balance at end of year	$12,960	$(3,116)	$9,844	$42,219	$5,845	$48,064	$45,140	$1,557	$46,697

(1)
The amounts reclassified from AOCI for the available-for-sale securities are included in net securities gains on the Consolidated Statements of Income, while the amounts reclassified from AOCI for cash flow hedges are included in interest income on loans on the Consolidated Statements of Income.

(2)
The tax expense amounts reclassified from AOCI in connection with the available-for-sale securities reclassification and cash flow hedges reclassification are included in income tax provision on the Consolidated Statements of Income.

14. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Basic
Net income attributable to controlling interests	$122,949	$77,896	$44,370
Preferred stock dividends and discount accretion	—	13,368	13,690
Net income available to common stockholders	122,949	64,528	30,680
Earnings allocated to participating stockholders (1)	(2,436)	(1,145)	(363)
Earnings allocated to common stockholders	$120,513	$63,383	$30,317
Weighted-average common shares outstanding	76,398	71,951	70,449
Basic earnings per common share	$1.58	$0.88	$0.43

Diluted
Diluted earnings applicable to common stockholders (2)	$120,520	$63,383	$30,315
Weighted-average diluted common shares outstanding:
Weighted-average common shares outstanding	76,398	71,951	70,449
Dilutive effect of stock awards (3)	247	223	193
Weighted-average diluted common shares outstanding	76,645	72,174	70,642
Diluted earnings per common share	$1.57	$0.88	$0.43

(1)
Participating stockholders are those that hold certain share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents. Such shares or units are considered participating securities (i.e., the Company’s deferred and restricted stock units and nonvested restricted stock awards).

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

	Year Ended December 31,
	2013	2012	2011
Stock options	2,908	3,646	3,525
Unvested stock/unit awards	1	33	195
Warrant related to the U.S. Treasury	—	—	645
Total antidilutive shares	2,909	3,679	4,365

15. INCOME TAXES

Components of Income Taxes
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Current tax provision:
Federal	$51,169	$31,521	$19,529
State	11,179	7,172	4,406
Total	62,348	38,693	23,935
Deferred tax provision (benefit):
Federal	11,749	11,668	4,437
State	2,897	4,160	(2,712)
Total	14,646	15,828	1,725
Total income tax provision (benefit)	$76,994	$54,521	$25,660

Tax expense of $2.6 million in 2011 is not included in the totals above and relates to a "shortfall" in tax benefits due to stock price valuation on the exercise and expiration of stock options and vesting of restricted stock. In accordance with applicable accounting guidance, such "shortfall" amounts were charged to equity because there was a sufficient level of "excess" tax benefits accumulated from prior years. Such accumulated "excess" tax benefits were reduced to zero in 2011, which resulted in additional "shortfall" amounts of $200,000, $2.5 million and $645,000 for 2013, 2012, and 2011, respectively, being charged to income tax expense and included in the totals above.

Reconciliation of Income Tax Provision to Statutory Federal Rate
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Income tax provision at statutory federal income tax rate	$69,980	$46,346	$24,570
Increase (decrease) in taxes resulting from:
Tax exempt interest	$(2,158)	$(1,956)	$(1,925)
Meals, entertainment and related expenses	577	483	547
Bank owned life insurance	(473)	(542)	(545)
Investment credits	(331)	(314)	(320)
Non-deductible compensation	172	1,880	1,929
State income taxes	8,618	6,039	3,480
Share-based compensation charges	200	2,468	645
Deferred tax asset adjustments	500	1,136	(2,289)
Other	(91)	(1,019)	(432)
Total income tax provision (benefit)	$76,994	$54,521	$25,660

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded.

Deferred Tax Assets and Liabilities
(Amounts in thousands)

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$60,090	$76,269
Share-based payment expenses	15,310	14,003
Deferred compensation	3,950	4,065
Loan fees	15,088	18,979
OREO write-downs and expenses	9,281	13,600
Nonaccrual interest income	2,505	2,741
Covered assets – loans and OREO	8,023	4,877
Other	5,579	4,247
Total deferred tax assets	119,826	138,781
Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(8,305)	(27,058)
Intangible assets and acquisition adjustments	(8,232)	(6,689)
Loan costs	—	(1,720)
Premises and equipment	(1,919)	(2,656)
Covered assets – FDIC loss share receivable	(2,482)	(7,376)
Other	(243)	(3,944)
Total deferred tax liabilities	(21,181)	(49,443)
Net deferred tax assets	$98,645	$89,338

Deferred Tax Assets

At December 31, 2013, we have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that we were not in a cumulative book loss position for financial statement purposes at December 31, 2013, measured on a trailing three-year basis. In addition, we considered our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

Taxable income in prior years and reversing deferred taxable temporary differences provide sources from which deferred tax assets may be absorbed. Most significantly, however, we have relied on our expectation of generating pre-tax earnings in future periods, which should give rise to taxable income levels, exclusive of reversing temporary differences, that more likely than not will be sufficient to absorb the deferred tax assets.

Liabilities Associated with Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Roll Forward of Unrecognized Tax Benefits
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$179	$499	$783
Additions for tax positions related to prior years	263	77	12
Reductions for tax positions related to prior years	—	(380)	(42)
Reductions for lapse of statute of limitations	(31)	(17)	(254)
Balance at end of year	$411	$179	$499
Interest and penalties, net of tax effect, recognized in income tax (benefit) expense during the year	$33	$(31)	$(25)
Interest and penalties, net of tax effect, accrued at year end (1)	$60	$27	$57

(1)	Not included in the unrecognized tax benefits roll forward presented above.

As of December 31, 2013 and 2012, we had unrecognized tax benefits relating to uncertain tax positions that, if recognized, would favorably impact the effective tax rate by $347,000 and $130,000, respectively. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not anticipate this change will have a material impact on the results of operations or the financial position of the Company.

We file a U.S. federal income tax return and state income tax returns in various states. We are no longer subject to examinations by U.S. federal tax authorities for 2007 and prior years. We are also no longer subject to examinations by certain state departments of revenue for 2007 and prior years.

16. SHARE-BASED COMPENSATION AND OTHER BENEFITS

Share-Based Plans

At December 31, 2013, the Company had one active share-based compensation plan, the 2011 Incentive Compensation Plan (the "2011 Plan") which was approved by the Company's stockholders in May 2011. The 2011 Plan is designed to align the interests of management with the interests of shareholders, foster retention, create a long-term focus and provide participants a competitive long-term incentive opportunity. The 2011 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, equity-based performance stock and units, stock awards and other cash and share-based incentives to employees, including officers and non-employee directors of the Company and its subsidiaries. At December 31, 2013, 2.3 million shares are available for future grant under the 2011 Plan. The Company has three other inactive share-based compensation plans for which no shares remain available for grant, but have unvested or unexercised awards outstanding at December 31, 2013. The Company issues shares from treasury, when available, or new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. To the extent new shares are issued, the Company believes as of December 31, 2013, there are adequate authorized shares to satisfy anticipated award issuances in 2014.

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

Effect of Recognizing Share-based Compensation Expense
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Recognized share-based compensation expense:
Stock option expense	$3,648	$7,620	$6,717
Restricted stock and unit expense (including salary stock)	8,802	13,035	9,039
Performance share unit expense	226	—	—
Total share-based compensation expense	12,676	20,655	15,756
Income tax benefit	(4,818)	(6,755)	(5,289)
Share-based compensation expense, net of tax	$7,858	$13,900	$10,467
Unrecognized share-based compensation expense:
Stock options	$4,576	$4,302	$8,022
Weighted-average amortization period remaining (in years)	1.8	1.8	1.4
Restricted stock and unit expense	$11,205	$9,942	$11,745
Weighted-average amortization period remaining (in years)	1.8	1.9	1.5
Performance share unit expense	$635	$—	$—
Weighted-average amortization period remaining (in years)	2.2	—	—

Stock Options

Stock option awards have an exercise price equal to the closing price of the Company's common stock on the date the awards are granted. Stock options generally vest ratably over three years or at the end of three years based on continuous service and have a 10-year term. The following table summarizes stock option activity for the years ended December 31, 2013, 2012 and 2011.

Stock Option Transactions
(Amounts in thousands, except per share data)

	Options	Weighted-Average		Aggregate Intrinsic Value (2)
		Exercise Price	Remaining Contractual Life (1)
2011
Outstanding at beginning of year	3,359	$28.59
Granted (3)	670	14.80
Exercised	(22)	5.56
Forfeited	(192)	25.05
Expired	(188)	32.94
Outstanding at end of year	3,627	$26.15	6.1	$311
Exercisable at end of year	2,190	$28.58	5.1	$236
2012
Outstanding at beginning of year	3,627	$26.15
Granted (3)	646	14.43
Exercised	(95)	9.59
Forfeited	(63)	24.27
Expired	(240)	29.94
Outstanding at end of year	3,875	$24.40	6.1	$1,381
Exercisable at end of year	2,829	$28.05	5.1	$541
2013
Outstanding at beginning of year	3,875	$24.40
Granted (3)	652	18.10
Exercised	(200)	14.52
Forfeited	(86)	17.43
Expired	(151)	34.10
Outstanding at end of year	4,090	$23.66	5.7	$27,255
Exercisable at end of year	2,890	$26.68	4.5	$12,220
Ending vested and expected to vest	3,948	$23.88	5.5	$25,643

(1)	Represents the average contractual life remaining in years.

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

(3)
As a percentage of total stock options granted, 20% in 2013, 6% in 2012 and 10% in 2011 were granted to the Company’s named executive officers ("NEOs"), as will be reported in its 2014 Proxy Statement.

Summary of Stock Options Outstanding and Exercisable
(Number of shares in thousands)

	Outstanding Options			Exercisable Options
Range of Exercise Price	Shares	Weighted-Average		Shares	Weighted- Average Exercise Price
		Remaining Contractual Life (1)	Exercise Price
$6.92 - $14.91	684	7.7	$13.95	296	$13.50
$14.92 - $18.67	1,120	8.3	16.61	331	15.02
$18.68 - $26.37	942	3.9	25.98	921	26.09
$26.38 - $32.19	638	3.8	29.96	636	29.97
$32.20 - $46.51	706	3.5	35.47	706	35.47
Total	4,090	5.7	$23.66	2,890	$26.68

(1)	Represents the weighted average contractual life remaining in years.

Stock Option Valuation Assumptions - The fair value of stock options is estimated at the date of grant using a binomial option-pricing model that utilizes the assumptions outlined in the following table.

Stock Option Valuation Assumptions

	Year Ended December 31,
	2013	2012	2011
Expected life of the option (in years)	5.4 - 6.3	4.6 - 5.6	4.5 - 5.5
Expected stock volatility	44.0 - 45.2%	44.7 - 49.8%	45.5 - 52.3%
Risk-free interest rate	1.0 - 2.1%	1.6 - 2.4%	1.9 - 3.7%
Expected dividend yield	0.1 - 0.2%	0.2 - 0.3%	0.3 - 0.6%
Weighted-average fair value of options at their grant date	$7.79	$6.52	$6.80

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

Other Stock Option Information
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Total intrinsic value of stock options exercised	$1,402	$511	$164
Cash received from stock options exercised	$2,847	$312	$126
Income tax benefit realized from stock options exercised (1)	$502	$199	$47

(1)	Amounts were more than deferred tax benefit recorded during vesting period.

Restricted Stock and Restricted Unit Awards

We also issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to voting rights and generally receive similar dividend payments as stockholders. The transfer restrictions generally lapse over a three year period and are contingent upon continued employment. We also issue restricted stock units which settle in common stock when restrictions lapse which generally coincides with the vest date for most awards, however certain awards have a delayed settlement date. Restricted stock units are issued on similar terms as restricted common stock (with the exception of non-employee directors whose restrictions lapse in equal monthly installments over a one-year period) and have no voting rights. Restricted share and unit awards are awarded at no cost to the recipient upon grant. The fair value of restricted stock and units is based on our closing stock price on the date of grant and is recognized as compensation expense over the vesting period. For certain restricted stock awards with post-vesting transferability restrictions and certain unit awards with delayed settlement, a discount for lack of marketability ("DLOM") was applied to the grant date fair value. The weighted average DLOM applied to awards granted in 2013 was 21% and 25% in 2012. The following table summarizes our restricted stock and unit activity for the years ended December 31, 2013, 2012 and 2011.

Restricted Stock and Unit Award Transactions (1)
(Number of shares/units in thousands)

	Year Ended December 31,
	2013		2012		2011
	Number of Shares/ Units	Weighted-Average Grant Date Fair Value	Number of Shares/ Units	Weighted-Average Grant Date Fair Value	Number of Shares/ Units	Weighted-Average Grant Date Fair Value
Nonvested restricted stock and unit awards at beginning of year	1,114	$14.54	1,060	$20.84	1,086	$26.16
Granted (2) (3)	676	18.07	841	14.56	574	14.36
Vested	(444)	14.67	(733)	23.37	(463)	25.08
Forfeited	(78)	15.70	(54)	18.81	(137)	25.40
Nonvested restricted stock and unit awards at end of year	1,268	$16.30	1,114	$14.54	1,060	$20.84
Vested, but not issued at end of year (3)	136	$16.98	110	$16.89	79	$17.85

(1)	2012 and 2011 include salary stock awards as further discussed below.

(2)
As a percentage of total restricted stock and unit awards granted, 16% in 2013, 20% in 2012, and 19% in 2011 were granted to the Company’s NEOs, as will be reported in its 2014 Proxy Statement. Excluding the stock awards granted as salary stock as part of certain NEOs’ fixed compensation, 15%, and 10% of the total restricted stock and unit awards were granted to the NEOs in 2012, and 2011, respectively.

(3)	Represents restricted stock units with a delayed settlement date.

In connection with compensation restrictions under the TARP CPP, in 2011 and 2012, the Company paid a portion of the base salary of certain executives in shares of the Company's common stock ("salary stock"). In October 2012, the Company redeemed all of the preferred stock held by the U.S. Treasury under the TARP CPP and as a result of the redemption; the final payment of salary stock was made on December 31, 2012. The salary stock was fully vested upon issuance, had all of the rights of a stockholder, including the right to vote and receive dividends but was restricted from sale or transfer for a period of 24 to 36 months after issuance, except in the event of death or disability. The related expense is included in compensation expense on the Consolidated Statements of Income. In 2012, 49,992 shares were granted and issued at an average price of $15.51 per share and in 2011, 53,862 shares were granted and issued at an average price of $11.26 per share.

Other Restricted Stock and Unit Award Information
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Total fair value of vested/released restricted stock and units	$7,662	$10,674	$5,536
Current income tax benefit realized from vesting/release of restricted stock and unit awards (1)	$2,714	$2,919	$1,700

(1)	Amount may be more or less than deferred tax benefit recorded during vesting period.

Performance Share Units

As part of our 2013 executive incentive program, we introduced performance share units ("PSUs") which entitles recipients to the underlying shares of common stock at no cost subject to continued service and the Company's achievement of specified performance criteria over a three-year period ending December 31, 2015. PSUs are granted at a target number; based on the Company's performance, the number of units that vest can be adjusted downward to zero and upward to a maximum of 150% of target. The PSUs vest in the quarter following the end of the performance period, after review and certification of the achievement of the specified performance criteria by the Company's Compensation Committee of the Board of Directors. The PSUs will be settled and converted to shares of common stock two years after vesting, subject to recoupment under certain circumstances. Holders of PSUs are not entitled to vote or receive cash dividends until settlement, but do accrue a dividend equivalent at the same rate as dividend payments to stockholders from grant date until settlement and to be paid out at that time based on actual shares converted to common stock. The fair value of PSUs is based on our closing stock price on the date of grant, less a DLOM due to the delayed settlement provisions and is recognized as compensation expense over the vesting period. An estimate is made as to the number of shares expected to vest as a result of actual performance against the performance criteria to determine the amount of compensation expense to be recognized. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

In 2013, we granted 53,994 PSUs, representing target level of performance at a grant date fair value of $15.44 per unit which includes the effect of a 20% DLOM.

Liability Awards

The Company had no liability awards during 2012 and 2013. In 2011 we settled, for $3.6 million in cash, the share-based awards associated with the issuance of certain contractual "put" rights and recognized a $197,000 charge to expense for the change in fair value of the awards during 2011.

Share-Based Compensation Award Modifications

The Company had no material modifications of share-based awards during 2012 and 2013.

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

The amended awards included 47,650 stock options at $14.99 per share and 28,506 shares of restricted stock. Both the options and restricted shares were scheduled to vest in three equal annual installments beginning on the first anniversary of their respective grant dates.

The amendments provide for (1) acceleration of the vesting dates of the options to December 29, 2011 and (2) restructuring of the restricted stock to be TARP-compliant by pushing back the first vesting tranche of the restricted shares so that they will vest two-thirds on the second anniversary of their respective 2011 grant dates and one-third on the third anniversary. As a result of the accelerated option vesting dates, the full fair value of the options, $329,000, was accelerated into 2011, but such action did not create any additional overall expense for the Company. The modification to the vesting dates for the restricted stock awards did not modify the fair value nor expense recognition of the fair value on such awards.

Savings and Retirement Plan

The Company has a defined contribution retirement plan, The PrivateBancorp, Inc. Savings, Retirement and Employee Stock Ownership Plan (the "KSOP"), which allows employees, at their option, to make contributions up to 75% of compensation on a pre-tax basis and/or after-tax basis through salary deferrals under Section 401(k) of the Internal Revenue Code. At the employees’ direction, employee contributions are invested among a variety of investment alternatives. For employees who have met a 1 year service requirement and make voluntary contributions to the KSOP, we contribute an amount equal to $0.50 for each dollar contributed up to 6% of an employee’s compensation (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). The Company’s matching contribution vests in increments of 20% annually for each year in which 1,000 hours are worked. The KSOP also allows for a discretionary company contribution. Although no such contribution was made for 2013, 2012 or 2011, the discretionary component vests in increments of 20% annually over a period of 5 years based on the employee’s years of service.

KSOP Plan Information
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Company matching contribution	$2,405	$2,164	$1,931
Number of Company shares held in KSOP	394	411	479
Fair value of Company shares held by KSOP	$11,412	$6,298	$5,261
Dividends received	$16	$17	$20

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan (the "Plan") which allows eligible participants to defer the receipt of cash compensation or non-employee director fees otherwise payable to them. The purpose of the Plan is to further our ability to attract and retain high quality executives and non-employee directors. Employees who participate in the Plan may elect to defer up to 50% of annual base salary and 100% of annual bonus amounts and directors may elect to defer up to 100% of his or her annual director’s fees. Participants elect at the time amounts are deferred whether such deferral amounts will be credited with "earnings" as if they were invested in either a fixed income account with interest credited based on our prime rate (not to exceed 120% of the applicable federal long-term rate) on the cash value of the funds deposited, or in deferred stock units ("DSUs") in Company stock with earnings credited in the form of dividends equivalent to that paid to our common stockholders. Except for an "earnings" credit on the deferred amounts, we do not provide any contributions or credits to participants under the Plan. At December 31, 2013 and 2012, there were 126,393 and 124,952 DSUs, respectively, in the Plan. At the time of distribution, amounts credited in DSUs are paid in shares of our common stock while amounts credited in the fixed income account are paid in cash. All elections and payments under the Plan are subject to compliance with requirements of Section 409A of the Internal Revenue Code which may limit elections and require delay in payment of benefits in certain circumstances.

17. REGULATORY AND CAPITAL MATTERS

The Company and the Bank are subject to various regulatory requirements that impose requirements or restrictions on cash reserves, loans or advances, and dividends. The Bank is required to maintain reserves against deposits. Reserves are held either in the form of vault cash or non-interest-bearing balances maintained with the FRB and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances required to be maintained at the FRB were $123.4 million and $92.8 million at December 31, 2013 and 2012, respectively.

Under current FRB regulations, the Bank is limited in the amount it may loan or advance to the Company. Loans or advances to a single subsidiary may not exceed 10% of the Bank's capital stock and surplus (as defined) and loans to all subsidiaries may not exceed 20%. Loans from the Bank to the Company are also required to meet certain collateral requirements.

Various state banking regulations limit the amount of dividends that may be paid to the Company by the Bank and the payment of such dividends is contingent upon a number of factors including the Bank’s ability to meet applicable regulatory capital requirements, the strength of the Bank’s balance sheet, the Bank’s profitability and earnings and the Bank's ability to satisfy its obligations and support any projected growth. No dividends were paid by the Bank to the Company during 2013 or 2012. As of December 31, 2013, the Bank had the capacity under banking regulation to pay dividends of $443.4 million, subject to the Company’s internal capital policy.

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

As of December 31, 2013, the Company's and the Bank's capital position was in excess of all minimum regulatory capital adequacy requirements to which they are subject. As of December 31, 2013, the most recent regulatory notification classified the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification for this purpose. Failure to meet minimum capital requirements could result in certain mandatory, and possible discretionary, actions by regulators which, if undertaken, could have a material effect on our consolidated financial statements.

The following table presents information about our capital measures and the related regulatory capital guidelines.

Capital Measurements
(Amounts in thousands, except for ratios)

	Actual		FRB Guidelines for Minimum Regulatory Capital		Regulatory Minimum For "Well-Capitalized" under FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2013
Total risk-based capital:
Consolidated	$1,720,740	13.30%	$1,035,086	8.00%	n/a	n/a
The PrivateBank	1,637,376	12.69	n/a	n/a	$1,290,606	10.00%
Tier 1 risk-based capital:
Consolidated	1,433,920	11.08	517,543	4.00	n/a	n/a
The PrivateBank	1,475,958	11.44	n/a	n/a	774,363	6.00
Tier 1 leverage:
Consolidated	1,433,920	10.37	552,839	4.00	n/a	n/a
The PrivateBank	1,475,958	10.70	n/a	n/a	689,432	5.00
As of December 31, 2012
Total risk-based capital:
Consolidated	$1,624,239	13.17%	$986,992	8.00%	n/a	n/a
The PrivateBank	1,518,609	12.34	n/a	n/a	$1,230,490	10.00%
Tier 1 risk-based capital:
Consolidated	1,296,545	10.51	493,496	4.00	n/a	n/a
The PrivateBank	1,315,848	10.69	n/a	n/a	738,294	6.00
Tier 1 leverage:
Consolidated	1,296,545	9.56	542,580	4.00	n/a	n/a
The PrivateBank	1,315,848	9.72	n/a	n/a	676,636	5.00

n/a	Not applicable.

In July 2013, the FRB and other U.S. banking regulators adopted final rules that revise and replace the agencies' current regulatory capital requirements to align with the Basel III international capital standards and to implement certain changes required by the Dodd-Frank Act. The new rules require U.S. banks to hold higher amounts of capital, especially common equity, against their risk-weighted assets. The new capital requirements are higher in both quantity and quality of capital, with compliance required beginning January 1, 2015 (subject to a phase-in period). For additional information, see the "Dodd-Frank Wall Street Reform and Consumer Protection Act" and "New Regulatory Capital Rules" in Part I, Item 1 of this Form 10-K.

18. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce interest rate risk, as it relates to mortgage loan commitments and planned sales of loans, and foreign currency volatility as it relates to certain loans denominated in currencies other than the U.S dollar. We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the above-mentioned end-user and client-related derivatives were designated as hedging instruments at December 31, 2013 and 2012.

We also use interest rate derivatives to hedge variability in forecasted interest cash flows in our loan portfolio which is comprised primarily of floating-rate loans. These derivatives are designated as cash flow hedges.

Derivatives expose us to counterparty credit risk. Credit risk is managed through our standard underwriting process. Actual exposures are monitored against various types of credit limits established to contain risk within parameters. Additionally, credit risk is managed through the use of collateral and netting agreements.

Composition of Derivative Instruments and Fair Value
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	$350,000	$4,005	$350,000	$8,883	$325,000	$9,748	$50,000	$163
Derivatives not designated as hedging instruments:
Client-related derivatives:
Interest rate contracts	$3,959,328	$54,155	$3,666,560	$93,449	$3,959,328	$54,930	$3,666,560	$96,519
Foreign exchange contracts	116,761	3,029	120,073	2,910	116,761	2,570	120,073	2,454
Credit contracts (1)	91,694	34	99,770	32	113,348	98	124,980	42
Total client-related derivatives		57,218		$96,391		57,598		$99,015
Other end-user derivatives:
Foreign exchange contracts	$5,436	$16	$560	$5	$7,041	$218	$16,290	$119
Mortgage banking derivatives		341		131		103		128
Total other end-user derivatives		$357		$136		$321		$247
Total derivatives not designated as hedging instruments		$57,575		$96,527		$57,919		$99,262
Netting adjustments (2)		(13,158)		(6,149)		(18,777)		(6,149)
Total derivatives		$48,422		$99,261		$48,890		$93,276

(1)	The remaining average notional amounts are shown for credit contracts.

(2)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting agreements.

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

Derivative contracts may require the Company to provide or receive cash or financial instrument collateral. Collateral associated with derivative assets and liabilities subject to enforceable master netting agreements with the same counterparty is posted on a net basis. All of the Company's derivative assets and liabilities subject to collateral posting requirements are in a net liability position as of December 31, 2013 and the Company has pledged cash or financial collateral in accordance with each counterparty's collateral posting requirements. Certain collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that the Company is only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts.

As of December 31, 2013, $5.6 million of cash collateral pledged was netted with the related derivative liabilities and no cash collateral received was netted with the related derivative assets on the Consolidated Statements of Financial Condition. To the extent not netted against derivative fair values under a master netting agreement, the receivable for cash pledged is included in other short-term investments. There was no receivable for cash pledged at December 31, 2013. Any securities pledged to counterparties as financial instrument collateral remain on the Consolidated Statements of Financial Condition as long as the Company does not default.

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

Offsetting of Derivative Assets and Liabilities
(Amounts in thousands)

				Gross Amounts Not Offset on the Statement of Financial Condition (3)
	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Financial Instruments (4)	Cash Collateral	Net Amount
As of December 31, 2013
Derivative assets
Interest rate contracts	$58,160	$(12,371)	$45,789	$—	$—	$45,789
Foreign exchange contracts	1,298	(767)	531	—	—	531
Credit contracts	34	(20)	14	—	—	14
Total derivatives subject to a master netting agreement	59,492	(13,158)	46,334	—	—	46,334
Total derivatives not subject to a master netting agreement	2,088	—	2,088	—	—	2,088
Total derivatives	$61,580	$(13,158)	$48,422	$—	$—	$48,422
Derivative liabilities
Interest rate contracts	$64,678	$(17,990)	$46,688	$(41,192)	$—	$5,496
Foreign exchange contracts	2,462	(767)	1,695	(1,495)	—	200
Credit contracts	98	(20)	78	(69)	—	9
Total derivatives subject to a master netting agreement	67,238	(18,777)	48,461	(42,756)	—	5,705
Total derivatives not subject to a master netting agreement	429	—	429	—	—	429
Total derivatives	$67,667	$(18,777)	$48,890	$(42,756)	$—	$6,134

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents end-user, client-related and cash flow hedging derivative contracts and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative.

(4)	Financial collateral is disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Derivative Assets and Liabilities (Continued) (Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition - Financial Instruments (3)	Net Amount
As of December 31, 2012
Derivative assets
Interest rate contracts	$102,332	$(14,212)	$88,120	$—	$88,120
Foreign exchange contracts	1,222	(662)	560	—	560
Credit contracts	32	—	32	—	32
Total derivatives subject to a master netting agreement	103,586	(14,874)	88,712	—	88,712
Total derivatives not subject to a master netting agreement	1,824	—	1,824	—	1,824
Total derivatives	$105,410	$(14,874)	$90,536	$—	$90,536
Derivative liabilities
Interest rate contracts	$96,682	$(14,212)	$82,470	$(81,531)	$939
Foreign exchange contracts	1,791	(662)	1,129	(1,116)	13
Credit contracts	42	—	42	(42)	—
Total derivatives subject to a master netting agreement	98,515	(14,874)	83,641	(82,689)	952
Total derivatives not subject to a master netting agreement	910	—	910	—	910
Total derivatives	$99,425	$(14,874)	$84,551	$(82,689)	$1,862

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents end-user, client-related and cash flow hedging derivative contracts entered into with the same counterparty and subject to a master netting agreement.

(3)
Financial collateral is disclosed at fair value. Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All requirements were met at December 31, 2013 and December 31, 2012. Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features
(Amounts in thousands)

	December 31,
	2013	2012
Fair value of derivatives with credit contingency features in a net liability position	$28,152	$54,622
Collateral posted for those transactions in a net liability position	$30,272	$58,210
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$—	$669
Outstanding derivative instruments that would be immediately settled	$28,152	$50,687

Derivatives Designated in Hedge Relationships

The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash flow hedges – Under our cash flow hedging program we enter into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loans to fixed-rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the Consolidated Statements of Income. During the year ended December 31, 2013, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of December 31, 2013, the maximum length of time over which forecasted interest cash flows are hedged is six years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income
Related to Interest Rate Swaps Designated as Cash Flow Hedge
(Amounts in thousands)

	Year Ended December 31,
	2013		2012
	Pre-tax	After-tax	Pre-tax	After-tax
Accumulated unrealized gain at beginning of year	$9,603	$5,845	$2,586	$1,557
Amount of (loss) gain recognized in AOCI (effective portion)	(8,729)	(5,339)	9,945	6,062
Amount reclassified from AOCI to interest income on loans	(5,984)	(3,622)	(2,928)	(1,774)
Accumulated unrealized (loss) gain at end of year	$(5,110)	$(3,116)	$9,603	$5,845

As of December 31, 2013, $3.0 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2013. During the year ended December 31, 2013, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur.

Derivatives Not Designated in Hedge Relationships

Other End-User Derivatives – We enter into derivatives that include commitments to fund residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans when we enter into customer interest rate lock commitments. This practice allows us to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At December 31, 2013, the par value of our mortgage loans held-for-sale totaled $17.6 million, the notional value of our interest rate lock commitments totaled $20.0 million, and the notional value of our forward commitments for the future delivery of residential mortgage loans totaled $37.9 million.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than U.S. dollars. As of December 31, 2013, our exposure was to the Euro, Canadian dollar and British pound on $12.4 million of loans. We manage this risk using forward currency derivatives.

Client-Related Derivatives – We offer, through our capital markets group, over-the-counter interest rate and foreign exchange derivatives to our clients, including but not limited to, interest rate swaps, interest rate options (also referred to as caps, floors, collars, etc.), foreign exchange forwards and options, as well as cash products such as foreign exchange spot transactions. When our clients enter into an interest rate or foreign exchange derivative transaction with us, we mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties. Although the off-setting nature of transactions originated by our capital markets group limits our market risk exposure, they do expose us to other risks including counterparty credit, settlement, and operational risk.

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

Risk Participation Agreements
(Dollars in thousands)

	December 31,
	2013	2012
Fair value of written RPAs	$(98)	$(42)
Range of remaining terms to maturity (in years)	Less than 1 to 4	Less than 1 to 4
Range of assigned internal risk ratings	2 to 7	2 to 4
Maximum potential amount of future undiscounted payments	$3,263	$4,219
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	16%	64%

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Gain (loss) on client-related derivatives recognized in capital markets products income:
Interest rate contracts	$14,226	$19,613	$13,232
Foreign exchange contracts	6,506	6,024	5,719
Credit contracts	(4)	321	390
Total client related derivatives	20,728	25,958	19,341
Gain (loss) on end-user derivatives recognized in other income:
Foreign exchange derivatives	125	(336)	141
Mortgage banking derivatives	235	123	(57)
Total end-user derivatives	360	(213)	84
Total derivatives not designated in hedging relationship	$21,088	$25,745	$19,425

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	December 31,
	2013	2012
Commitments to extend credit:
Home equity lines	$139,116	$152,726
Residential 1-4 family construction	32,714	22,682
Commercial real estate, other construction, and land development	703,382	573,252
Commercial and industrial	3,609,443	3,450,491
All other commitments	222,337	199,338
Total commitments to extend credit	$4,706,992	$4,398,489
Letters of credit:
Financial standby	$308,577	$304,413
Performance standby	26,932	23,754
Commercial letters of credit	4,500	3,751
Total letters of credit	$340,009	$331,918

(1)	Includes covered asset commitments of $18.7 million and $23.0 million as of December 31, 2013 and 2012, respectively.

Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of commitments with an initial term extending beyond one year require regulatory capital support, while commitments of less than one year do not, although under newly issued regulatory capital rules, unfunded commitments of less than one year will require regulatory capital unless unconditionally cancellable. Since many of our commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of December 31, 2013, we had a reserve for unfunded commitments of $9.2 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors including: the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $1.4 million as of December 31, 2013. We amortize these amounts into income over the commitment period. As of December 31, 2013, standby letters of credit had a remaining weighted-average term of approximately 13 months, with remaining actual lives ranging from less than 1 year to 7 years.

Other Commitments

The Company has unfunded commitments to CRA investments as well as commitments to provide contributions to other investment partnerships totaling $14.2 million at December 31, 2013. Of these commitments, $2.2 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the Consolidated Statements of Financial Condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party vendor to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $3.8 million at December 31, 2013.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of December 31, 2013, we have not recorded any contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. The losses for the year ended December 31, 2013 and December 31, 2012 arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

Legal Proceedings

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois known as Maas vs. Marek et. al. The lawsuit, brought by the beneficiaries of two trusts for which the Bank is serving as the successor trustee, seeks reimbursement of approximately $2 million of penalties and interest assessed by the IRS due to the late payment of certain generation skipping taxes by the trusts, as well as certain related attorney fees and other damages. The other named defendants include legal and accounting professionals that provided services related to the matters involved. There have been no material developments since we were served in this lawsuit. Although we are not able to predict the likelihood of an adverse outcome, we currently anticipate that ultimate resolution of this matter will not have a material adverse impact on our financial condition or results of operations.

As of December 31, 2013, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company's results of operations, financial condition or cash flows.

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

Derivative Assets and Derivative Liabilities – Derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. For derivative counterparties with which we have a master netting agreement, we elect to measure nonperformance risk on the basis of our net exposure to the counterparty. The fair value of derivative assets and liabilities is determined based on prices obtained from third party advisors using standardized industry models. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of derivative assets and liabilities are primarily based on observable inputs and are classified in level 2 of the valuation hierarchy, with the exception of certain client related derivatives and risk participation agreements, as discussed below. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third party advisors, including evaluating inputs and methodologies used by the third party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company's knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from third party advisors based on our validation procedures, we have not altered the fair values ultimately provided by the third party advisors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at December 31, 2013 and 2012 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	December 31, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for-sale
U.S. Treasury	$142,575	$—	$—	$142,575	$115,262	$—	$—	$115,262
U.S. Agencies	—	45,528	—	45,528	—	—	—	—
Collateralized mortgage obligations	—	176,116	—	176,116	—	241,034	—	241,034
Residential mortgage-backed securities	—	963,107	—	963,107	—	868,322	—	868,322
State and municipal securities	—	274,650	—	274,650	—	226,042	—	226,042
Foreign sovereign debt	—	500	—	500	—	500	—	500
Total securities available-for-sale	142,575	1,459,901	—	1,602,476	115,262	1,335,898	—	1,451,160
Mortgage loans held-for-sale	—	17,619	—	17,619	—	39,229	—	39,229
Derivative assets:
Interest rate contract derivatives designed as hedging instruments	—	4,005	—	4,005	—	8,883	—	8,883
Client-related derivatives	—	56,770	448	57,218	—	95,368	1,023	96,391
Other end-user derivatives	—	357	—	357	—	136	—	136
Netting adjustment	—	(13,138)	(20)	(13,158)	—	(6,149)	—	(6,149)
Total derivative assets	—	47,994	428	48,422	—	98,238	1,023	99,261
Total assets	$142,575	$1,525,514	$428	$1,668,517	$115,262	$1,473,365	$1,023	$1,589,650
Liabilities:
Derivative liabilities:
Interest rate contract derivatives designated as hedging instruments	$—	9,748	$—	$9,748	$—	$163	$—	$163
Client-related derivatives	—	57,500	98	57,598	—	98,955	60	99,015
Other end-user derivatives	—	321	—	321	—	247	—	247
Netting adjustments	—	(18,757)	(20)	(18,777)	—	(6,149)	—	(6,149)
Total derivative liabilities	$—	$48,812	$78	$48,890	$—	$93,216	$60	$93,276

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2012 and December 31, 2013.

There have been no other changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2012 to December 31, 2013.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
(Amounts in thousands)

	December 31, 2013		December 31, 2012
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of year	$1,023	$(60)	$827	$(32)
Total gains (losses):
Included in earnings (2)	126	(14)	259	301
Purchases, issuances, sales and settlements:
Issuances	—	(51)	—	—
Settlements	(841)	—	(1,178)	(311)
Transfers into Level 3 (out of Level 2) (3)	575	—	1,941	(18)
Transfers out of Level 3 (into Level 2) (3)	(435)	27	(826)	—
Balance at end of year	$448	$(98)	$1,023	$(60)
Change in unrealized (losses) gains in earnings relating to assets and liabilities still held at end of year	$(19)	$(21)	$275	$(297)

(1)	Fair value is presented prior to giving effect to netting adjustments.

(2)	Amounts disclosed in this line are included in the Consolidated Statements of Income as capital markets products income for derivatives.

(3)
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
(Amounts in thousands)

	December 31,
	2013	2012
Aggregate fair value	$17,619	$39,229
Difference (1)	238	2
Aggregate unpaid principal balance	$17,857	$39,231

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of December 31, 2013, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the year ended December 31, 2013 were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the years ended December 31, 2013 and 2012 and still held at December 31, 2013 and 2012, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Losses
	December 31,		For the Year Ended
Financial Assets:	2013	2012	2013	2012
Collateral-dependent impaired loans (1)	$45,937	$64,545	$4,656	$29,825
Covered assets - OREO (2) (3)	6,044	13,586	532	1,699
OREO (2)	18,764	59,482	12,711	21,053
Total	$70,745	$137,613	$17,899	$52,577

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

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2012 to December 31, 2013.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at December 31, 2013		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$414		Discounted cash flow	Loss factors	6.7% to 16.6%	14.3%
Risk participation agreements	(64)	(1)	Discounted cash flow	Loss factors	0.7% to 16.6%	10.3%
Collateral-dependent impaired loans	45,937		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-1.2% to -68.7%	16.6%	(2)
OREO	$18,764		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	3.1% to -60.1%	15.7%	(2)

(1)	Represents fair value of underlying swap.

(2)	Weighted average is calculated based on assets with a property specific adjustment.

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

Financial Instruments
(Amounts in thousands)

	As of December 31, 2013
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$133,518	$133,518	$133,518	$—	$—
Federal funds sold and interest-bearing deposits in banks	306,544	306,544	—	306,544	—
Loans held-for-sale	26,816	26,816	—	26,816	—
Securities available-for-sale	1,602,476	1,602,476	142,575	1,459,901	—
Securities held-to-maturity	921,436	896,908	—	896,908	—
FHLB stock	30,005	30,005	—	30,005	—
Loans, net of allowance for loan losses and unearned fees	10,500,912	10,484,250	—	—	10,484,250
Covered assets, net of allowance for covered loan losses	96,235	113,593	—	—	113,593
Accrued interest receivable	37,004	37,004	—	—	37,004
Investment in BOLI	53,865	53,865	—	—	53,865
Derivative assets	48,422	48,422	—	47,994	428
Financial Liabilities:
Deposits	$12,013,641	$12,024,079	$—	$9,443,094	$2,580,985
Short-term borrowings	8,400	8,513	—	2,060	6,453
Long-term debt	627,793	598,260	267,360	256,825	74,075
Accrued interest payable	6,326	6,326	—	—	6,326
Derivative liabilities	48,890	48,890	—	48,812	78

Financial Instruments (Continued)
(Amounts in thousands)

	As of December 31, 2012
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$234,308	$234,308	$234,308	$—	$—
Federal funds sold and interest-bearing deposits in banks	707,143	707,143	—	707,143	—
Loans held-for-sale	49,696	49,696	—	49,696	—
Securities available-for-sale	1,451,160	1,451,160	115,262	1,335,898	—
Securities held-to-maturity	863,727	886,774	—	886,774	—
FHLB stock	43,387	43,387	—	43,387	—
Loans, net of allowance for loan losses and unearned fees	9,978,565	9,935,830	—	—	9,935,830
Covered assets, net of allowance for covered loan losses	170,205	194,339	—	—	194,339
Accrued interest receivable	34,832	34,832	—	—	34,832
Investment in BOLI	52,513	52,513	—	—	52,513
Derivative assets	99,261	99,261	—	98,238	1,023
Financial Liabilities:
Deposits	$12,173,634	$12,188,739	$—	$9,660,550	$2,528,189
Short-term borrowings	5,000	5,107	—	5,107	—
Long-term debt	499,793	505,460	274,023	11,495	219,942
Accrued interest payable	7,141	7,141	—	—	7,141
Derivatives liabilities	93,276	93,276	—	93,216	60

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

Operating Segments Performance
(Amounts in thousands)

Year Ended December 31,	Banking	Trust and Investments	Holding Company and Other Adjustments (1)	Consolidated
2013
Net interest income (loss)	$446,556	$3,326	$(28,819)	$421,063
Provision for loan and covered loan losses	31,796	—	—	31,796
Non-interest income	95,344	18,387	259	113,990
Non-interest expense	271,911	17,832	13,571	303,314
Income (loss) before income taxes	238,193	3,881	(42,131)	199,943
Income tax provision (benefit)	91,402	1,532	(15,940)	76,994
Net income (loss)	$146,791	$2,349	$(26,191)	$122,949
Assets	$12,465,063	$—	$1,620,683	$14,085,746
Total loans	10,644,021	—	—	10,644,021
Deposits	12,069,583	—	(55,942)	12,013,641
2012
Net interest income (loss)	$438,406	$3,067	$(21,540)	$419,933
Provision for loan and covered loan losses	71,425	—	—	71,425
Non-interest income	93,943	17,018	80	111,041
Non-interest expense	285,272	17,386	24,474	327,132
Income (loss) before income taxes	175,652	2,699	(45,934)	132,417
Income tax provision (benefit)	67,578	1,064	(14,121)	54,521
Net income (loss)	$108,074	$1,635	$(31,813)	$77,896
Assets	$12,552,897	$—	$1,504,618	$14,057,515
Total loans	10,139,982	—	—	10,139,982
Deposits	12,251,614	—	(77,980)	12,173,634
2011
Net interest income (loss)	$423,657	$2,466	$(18,996)	$407,127
Provision for loan and covered loan losses	132,897	—	—	132,897
Non-interest income	79,990	18,130	127	98,247
Non-interest expense	258,578	19,203	24,496	302,277
Income (loss) before income taxes	112,172	1,393	(43,365)	70,200
Income tax provision (benefit)	40,263	555	(15,158)	25,660
Net income (loss)	71,909	838	(28,207)	44,540
Noncontrolling interest expense	—	170	—	170
Net income (loss) attributable to controlling interests	$71,909	$668	$(28,207)	$44,370
Assets	$11,034,516	$—	$1,382,354	$12,416,870
Total loans	9,008,561	—	—	9,008,561
Deposits	10,542,517	—	(149,663)	10,392,854

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

22. VARIABLE INTEREST ENTITIES

At December 31, 2013 and 2012, the Company had no variable interest entity ("VIE") consolidated in its financial statements.

Nonconsolidated VIEs
(Amounts in thousands)

	December 31, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances	$244,793	$—	$244,793	$—
Community reinvestment investments	3,121	3,371	2,483	2,733
TDRs to commercial clients (1):
Outstanding loan balance	43,481	48,975	113,031	131,724
Related derivative asset	—	—	37	37
Total	$291,395	$52,346	$360,344	$134,494

(1)	Excludes personal loans and loans to non-for-profit entities.

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

Statements of Financial Condition
(Parent Company only)
(Amounts in thousands)

	December 31,
	2013	2012
Assets
Cash and interest-bearing deposits	$55,942	$77,980
Investment in and advances to subsidiaries	1,591,778	1,474,317
Other assets	28,904	30,301
Total assets	$1,676,624	$1,582,598
Liabilities and Equity
Long-term debt	$369,793	$369,793
Accrued expenses and other liabilities	4,927	5,639
Equity	1,301,904	1,207,166
Total liabilities and equity	$1,676,624	$1,582,598

Statements of Income
(Parent Company only)
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Income
Interest income	$3	$11	$19
Securities transactions and other income	259	80	125
Total income	262	91	144
Expenses
Interest expense	25,493	18,471	16,532
Salaries and employee benefits	8,235	19,721	18,081
Other expenses	5,336	4,754	6,415
Total expenses	39,064	42,946	41,028
Loss before income taxes and equity in undistributed income of subsidiaries	(38,802)	(42,855)	(40,884)
Income tax benefit	14,627	12,908	14,169
Loss before undistributed income of subsidiaries	(24,175)	(29,947)	(26,715)
Equity in undistributed income of subsidiaries	147,124	107,843	71,255
Net income	122,949	77,896	44,540
Net income attributable to noncontrolling interests	—	—	170
Net income attributable to controlling interests	122,949	77,896	44,370
Preferred stock dividend	—	13,368	13,690
Net income available to common stockholders	$122,949	$64,528	$30,680

Statements of Cash Flows
(Parent Company only)
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$122,949	$77,896	$44,540
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income from subsidiaries	(147,124)	(107,843)	(71,255)
Share-based compensation expense	4,366	16,453	15,756
Depreciation of premises, furniture and equipment	139	259	306
Excess tax benefit from exercise of stock options and vesting of restricted shares	(425)	(118)	(143)
Net decrease (increase) in other assets	1,011	5,574	(8,652)
Net (decrease) increase in other liabilities	(714)	661	(746)
Net cash used in operating activities	(19,798)	(7,118)	(20,194)
Investing Activities
Net capital investments in bank subsidiaries	—	—	—
Net cash used in investing activities	—	—	—
Financing Activities
Proceeds from the issuance of long-term debt	—	125,000	—
Payments for the redemption of preferred stock	—	(243,815)	—
Payments for the redemption of common stock warrant	—	(1,225)	—
Net proceeds from the issuance of common stock	—	70,657	31
Stock repurchased in connection with benefit plans	(2,522)	(2,696)	(1,400)
Cash dividends paid	(3,119)	(13,082)	(15,128)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	2,976	479	1,139
Excess tax benefit from exercise of stock options and vesting of restricted shares	425	118	143
Net cash used in financing activities	(2,240)	(64,564)	(15,215)
Net decrease in cash and cash equivalents	(22,038)	(71,682)	(35,409)
Cash and cash equivalents at beginning of year	77,980	149,662	185,071
Cash and cash equivalents at end of year	$55,942	$77,980	$149,662

24. QUARTERLY EARNINGS PERFORMANCE (UNAUDITED)

Quarterly Earnings Performance (1)
(Dollars in thousands, except per share data)

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$125,620	$123,577	$121,632	$121,409	$123,192	$122,028	$121,465	$120,351
Interest expense	17,164	17,742	17,900	18,369	18,389	16,620	16,119	15,975
Net interest income	108,456	105,835	103,732	103,040	104,803	105,408	105,346	104,376
Provision for loan and covered loan losses	4,476	8,120	8,843	10,357	13,177	13,509	17,038	27,701
Fee revenue	26,461	27,655	28,873	29,827	29,263	28,048	26,536	27,399
Net securities gains (losses)	279	118	136	641	191	(211)	(290)	105
Non-interest expense	75,827	71,269	77,255	78,963	81,315	81,730	83,858	80,229
Income before income taxes	54,893	54,219	46,643	44,188	39,765	38,006	30,696	23,950
Income tax provision	21,187	21,161	17,728	16,918	16,682	14,952	13,192	9,695
Net income	33,706	33,058	28,915	27,270	23,083	23,054	17,504	14,255
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income attributable to controlling interests	33,706	33,058	28,915	27,270	23,083	23,054	17,504	14,255
Preferred stock dividends and discount accretion	—	—	—	—	3,043	3,447	3,442	3,436
Net income available to common stockholders	$33,706	$33,058	$28,915	$27,270	$20,040	$19,607	$14,062	$10,819
Basic earnings per share	$0.43	$0.42	$0.37	$0.35	$0.26	$0.27	$0.19	$0.15
Diluted earnings per share	$0.43	$0.42	$0.37	$0.35	$0.26	$0.27	$0.19	$0.15
Return on average common equity	10.28%	10.43%	9.28%	9.01%	6.64%	7.00%	5.18%	4.05%
Return on average assets	0.96%	0.96%	0.86%	0.81%	0.67%	0.70%	0.55%	0.46%
Net interest margin – tax-equivalent	3.18%	3.18%	3.22%	3.19%	3.16%	3.35%	3.46%	3.53%

(1)	All ratios are presented on an annualized basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 was effective based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. That report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2013, is included in this Item under the heading "Attestation Report of Independent Registered Public Accounting Firm."

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PrivateBancorp, Inc.

We have audited PrivateBancorp, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2013 and December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013, of the Company and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 25, 2014

ITEM 9B. OTHER INFORMATION

Paul Carey, who has served as the Company's Controller since June 2009, assumed the responsibilities of principal accounting officer effective February 21, 2014. Previously, our Chief Financial Officer, Kevin Killips, signed our quarterly reports as both principal financial officer and principal accounting officer.
Prior to joining the Company, Mr. Carey, age 48, held the position of Senior Vice President, Transition Services at Bank of America, and he previously served for more than eight years in various roles at ABN-AMRO Bank, N.A. and its U.S. subsidiary, LaSalle Bank, which was acquired by Bank of America in 2007. Mr. Carey began his career in public accounting with Ernst & Whinney, a predecessor firm to Ernst & Young LLP, and is licensed as a certified public accountant.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information regarding our executive officers is included under "Executive Officers" in Item 1of this Form 10-K and the information included therein is incorporated herein by reference.

Information regarding our directors will be included in our Proxy Statement to be filed for our 2014 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors" and the information to be included therein is incorporated herein by reference.

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

We have adopted a Code of Ethics as required by the NASDAQ listing standards and the rules of the SEC. The Code of Ethics applies to all of our directors, officers, including our Chief Executive Officer and Chief Financial Officer, and employees. The Code of Ethics is publicly available on our website at http://investor.theprivatebank.com or at www.theprivatebank.com. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to any of our directors or executive officers, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable NASDAQ and SEC rules.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2013, relating to our equity compensation plans pursuant to which equity awards are authorized for issuance. Refer to Note 16 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K for additional information regarding our equity compensation plans.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (1)	2,446,516	$19.22	2,255,608
Not approved by security holders (3)	1,824,259	29.19	—
Total	4,270,775	$23.67	2,255,608

(1)
Includes all outstanding stock options and performance share units under the 2011 Incentive Compensation Plan, all outstanding stock options under the 2007 Long-Term Incentive Compensation Plan and the Incentive Compensation Plan, and shares underlying deferred stock units credited under the Deferred Compensation Plan, payable on a one-for-one basis in shares of our common stock.

(2)	Weighted average exercise price is based solely on securities with an exercise price.

(3)
Represents all remaining outstanding stock options under the Strategic Long Term Incentive Plan ("SLTIC Plan"). At December 31, 2013, the weighted average remaining contractual term was 3.9 years. In 2007, our Board of Directors adopted the SLTIC Plan which provided for the granting of inducement equity awards to newly recruited officers and employees recruited to join the Company as part of our business plan. The SLTIC Plan was not submitted to stockholders for their approval, and since December 31, 2009, no further awards can be issued under this plan.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees we paid our independent accountants, Ernst & Young LLP, during 2013 and 2012 and the Audit Committee's policies and procedures regarding the pre-approval of accounting services is included in the Proxy Statement under the headings "Principal Accounting Firm Fees" and "Pre-Approval Procedures" and the information included therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2013 and 2012.

Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011.

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
PRIVATEBANCORP, INC.
Registrant

By:	/s/ Larry D. Richman
Larry D. Richman
President and Chief Executive Officer

Date:	February 25, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Larry D. Richman, Jennifer R. Evans and Kevin M. Killips, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2014.

Signatures	Title

/s/ Larry D. Richman	President, Chief Executive Officer and Director
Larry D. Richman

/s/ Kevin M. Killips	Chief Financial Officer and Principal Financial Officer
Kevin M. Killips

/s/ Paul E. Carey	Controller and Principal Accounting Officer
Paul E. Carey

/s/ James M. Guyette	Chairman and Director
James M. Guyette

/s/ Norman R. Bobins	Director
Norman R. Bobins

/s/ Robert F. Coleman	Director
Robert F. Coleman

Signatures	Title

/s/ Ralph B. Mandell	Director
Ralph B. Mandell

/s/ Cheryl Mayberry McKissack	Director
Cheryl Mayberry McKissack

/s/ James B. Nicholson	Director
James B. Nicholson

/s/ Edward W. Rabin	Director
Edward W. Rabin

/s/ Collin E. Roche	Director
Collin E. Roche

/s/ William R. Rybak	Director
William R. Rybak

Director
Alejandro Silva

EXHIBIT INDEX

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

10.2	Form of Stock Purchase Agreement dated as of November 26, 2007 is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-34066) filed on November 27, 2007.

10.3
Letter Agreement dated as of June 17, 2009 by and among PrivateBancorp, Inc., GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P. and GTCR Co-Invest III, L.P. is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-34066) filed on June 19, 2009.

10.4
Stock Purchase Agreement dated as of November 2, 2009 among PrivateBancorp, Inc. and GTCR Fund IX/A, L.P., GTCR Fund IX/B, L.P. and GTCR Co-Invest III, L.P. is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34066) filed on November 4, 2009.

10.5
PrivateBancorp, Inc. Incentive Compensation Plan, as amended, is incorporated herein by reference to Appendix A to the Proxy Statement for its 2005 Annual Meeting of Stockholders (File No. 000-25887) filed on March 11, 2005.

10.6
Form of Incentive Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K (File No. 000-25887) filed on March 10, 2005.

10.7
Form of Director Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K (File No. 000-25887) filed on March 10, 2005.

10.8
Form of Non-qualified Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-25887) filed on November 9, 2006.

10.9	PrivateBancorp, Inc. Strategic Long-Term Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Form S-8 Registration Statement (File No. 333-147451) filed on November 16, 2007.

10.10
Form of Non-qualified Inducement Performance Stock Option Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan is herein incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.11
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

10.13
Form of Non-employee Director Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 11, 2008.

10.14
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

10.18
PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Appendix A to the Proxy Statement for its 2011 Annual Meeting of Stockholders (File No. 001-34066) filed on April 14, 2011.

10.19
Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 9, 2011.

10.20
Form of Stock Option Agreement pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 9, 2011.

10.21
Form of Amendment Agreement to Stock Option Agreement pursuant to the PrivateBancorp, Inc. 2011 Compensation Plan by and between PrivateBancorp, Inc. and each of Bruce Lubin and Kevin Killips, effective December 29, 2011 is incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K (File No. 001-34066) filed on February 28, 2012.

10.22
Form of Performance Share Unit Award Agreement pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2013.

10.23
Form of TARP-Compliant Restricted Stock Award Agreement for certain non-CEO TARP-compliant 2012 incentive compensation awards pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2013.

10.24
Form of Executive Officer Restricted Stock Award Agreement for equity awards beginning in 2013 made pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report in Form 10-Q (File No 001.34066) filed on May 9, 2013.

10.25
Form of Executive Officer Stock Option Award Agreement for option awards made beginning in 2013 pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2013.

10.26
Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer's long-term incentive award beginning in 2013 made pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2013.

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

10.32
Amendment to Term Sheet for certain employees, including all executive officers, dated December 28, 2012 is incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K (File No. 001-34066) filed on February 22, 2013.

10.33
TARP Compensation Agreement, dated as of March 31, 2011, by and between PrivateBancorp, Inc. and the Chief Executive Officer is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2011.

10.34
TARP Compensation Agreement, dated as of March 31, 2011, by and between PrivateBancorp, Inc. and Bruce R. Hague is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2011.

10.35
TARP Compensation Agreement, dated March 15, 2012, by and between PrivateBancorp, Inc. and the Chief Executive Officer is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2012.

10.36
TARP Compensation Agreement, dated March 15, 2012, by and between PrivateBancorp, Inc. and Kevin M. Killips is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2012.

10.37
TARP Compensation Agreement, dated as of March 15, 2012, by and between PrivateBancorp, Inc. and Bruce S. Lubin is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2012.

10.38
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

10.39
Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers is incorporated herein by reference to Exhibit 10.10 to the Form S-1/A Registration Statement (File No. 333-77147) filed on June 15, 1999.

10.40
Form of Consulting Agreement by and between PrivateBancorp, Inc. and Ralph Mandell, effective as of January 1, 2013 is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2013.

10.41
Summary of Compensation Arrangement with Norman R. Bobins, adopted July 2011, effective as of January 1, 2011 is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on November 8, 2011.

10.42
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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 25, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to consolidated financial statements.

(a)	Filed herewith.

(b)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Exhibits 10.5 through 10.42 are management contracts or compensatory plans or arrangements.