Form 10-Q
period 2014-03-31
PRIVATEBANCORP, INC
filed 2014-05-06
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 5, 2014, there were 78,054,524 shares of the issuer’s voting common stock, without par value, outstanding and 1,584,879 nonvoting common shares, no par value, outstanding.

PRIVATEBANCORP, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$233,685	$133,518
Federal funds sold and interest-bearing deposits in banks	117,446	306,544
Loans held-for-sale	26,262	26,816
Securities available-for-sale, at fair value (pledged as collateral to creditors: $109.3 million - 2014; $108.1 million - 2013)	1,577,406	1,602,476
Securities held-to-maturity, at amortized cost (fair value: $1.0 billion - 2014; $896.9 million - 2013)	1,023,214	921,436
Federal Home Loan Bank ("FHLB") stock	30,005	30,005
Loans – excluding covered assets, net of unearned fees	10,924,985	10,644,021
Allowance for loan losses	(146,768)	(143,109)
Loans, net of allowance for loan losses and unearned fees	10,778,217	10,500,912
Covered assets	94,349	112,746
Allowance for covered loan losses	(16,571)	(16,511)
Covered assets, net of allowance for covered loan losses	77,778	96,235
Other real estate owned, excluding covered assets	23,565	28,548
Premises, furniture, and equipment, net	39,556	39,704
Accrued interest receivable	39,273	37,004
Investment in bank owned life insurance	54,184	53,865
Goodwill	94,041	94,041
Other intangible assets	8,136	8,892
Derivative assets	44,528	48,422
Other assets	137,486	157,328
Total assets	$14,304,782	$14,085,746
Liabilities
Demand deposits:
Noninterest-bearing	$3,103,736	$3,172,676
Interest-bearing	1,466,095	1,470,856
Savings deposits and money market accounts	4,786,398	4,799,561
Brokered time deposits	1,097,865	1,119,777
Time deposits	1,432,067	1,450,771
Total deposits	11,886,161	12,013,641
Short-term and secured borrowings	333,400	8,400
Long-term debt	627,793	627,793
Accrued interest payable	6,251	6,326
Derivative liabilities	40,522	48,890
Other liabilities	67,409	78,792
Total liabilities	12,961,536	12,783,842
Equity
Common stock:
Voting	75,428	75,240
Nonvoting	1,585	1,585
Treasury stock	(1,697)	(6,415)
Additional paid-in capital	1,021,436	1,022,023
Retained earnings	233,347	199,627
Accumulated other comprehensive income, net of tax	13,147	9,844
Total equity	1,343,246	1,301,904
Total liabilities and equity	$14,304,782	$14,085,746
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – (Continued)
(Amounts in thousands, except per share data)

	March 31, 2014			December 31, 2013
	Preferred	Common Stock		Preferred	Common Stock
	Stock	Voting	Nonvoting	Stock	Voting	Nonvoting
Per Share Data
Par value	None	None	None	None	None	None
Stated value	None	$1.00	$1.00	None	$1.00	$1.00
Share Balances
Shares authorized	1,000	174,000	5,000	1,000	174,000	5,000
Shares issued	—	76,523	1,585	—	76,397	1,585
Shares outstanding	—	76,464	1,585	—	76,123	1,585
Treasury shares	—	59	—	—	274	—
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended March 31,
	2014	2013
Interest Income
Loans, including fees	$110,199	$106,787
Federal funds sold and interest-bearing deposits in banks	142	208
Securities:
Taxable	13,255	12,822
Exempt from Federal income taxes	1,529	1,502
Other interest income	33	90
Total interest income	125,158	121,409
Interest Expense
Interest-bearing demand deposits	942	1,115
Savings deposits and money market accounts	3,974	4,399
Brokered and time deposits	4,806	5,129
Short-term and secured borrowings	196	118
Long-term debt	6,488	7,608
Total interest expense	16,406	18,369
Net interest income	108,752	103,040
Provision for loan and covered loan losses	3,707	10,357
Net interest income after provision for loan and covered loan losses	105,045	92,683
Non-interest Income
Asset management	4,347	4,394
Mortgage banking	1,632	4,170
Capital markets products	4,083	5,039
Treasury management	6,599	5,924
Loan, letter of credit and commitment fees	4,634	4,077
Syndication fees	3,313	3,832
Deposit service charges and fees and other income	1,297	2,391
Net securities gains	331	641
Total non-interest income	26,236	30,468
Non-interest Expense
Salaries and employee benefits	44,620	43,140
Net occupancy expense	7,776	7,534
Technology and related costs	3,283	3,464
Marketing	2,413	2,317
Professional services	2,759	1,899
Outsourced servicing costs	1,464	1,634
Net foreclosed property expenses	2,823	6,643
Postage, telephone, and delivery	825	843
Insurance	2,903	2,539
Loan and collection expense	1,056	2,777
Other expenses	5,828	6,173
Total non-interest expense	75,750	78,963
Income before income taxes	55,531	44,188
Income tax provision	21,026	16,918
Net income available to common stockholders	$34,505	$27,270
Per Common Share Data
Basic earnings per share	$0.44	$0.35
Diluted earnings per share	$0.44	$0.35
Cash dividends declared	$0.01	$0.01
Weighted-average common shares outstanding	76,675	76,143
Weighted-average diluted common shares outstanding	77,417	76,203
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Quarters Ended March 31,
	2014	2013
Net income	$34,505	$27,270
Other comprehensive income:
Available-for-sale securities:
Net unrealized gains (losses)	3,677	(4,625)
Reclassification of net gains included in net income	(331)	(641)
Income tax (expense) benefit	(1,320)	2,041
Net unrealized gains (losses) on available-for-sale securities	2,026	(3,225)
Cash flow hedges:
Net unrealized gains	4,137	158
Reclassification of net gains included in net income	(2,043)	(1,068)
Income tax (expense) benefit	(817)	356
Net unrealized gains (losses) on cash flow hedges	1,277	(554)
Other comprehensive income (loss)	3,303	(3,779)
Comprehensive income	$37,808	$23,491
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Out- standing	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at January 1, 2013	77,115	$77,015	$(24,150)	$1,026,438	$79,799	$48,064	$1,207,166
Comprehensive income (loss) (1)	—	—	—	—	27,270	(3,779)	23,491
Cash dividends declared:
Common stock ($0.01 per share)	—	—	—	—	(781)	—	(781)
Common stock issued for:
Nonvested (restricted) stock grants	586	(585)	14,909	(14,324)	—	—	—
Exercise of stock options	40	5	865	(287)	—	—	583
Restricted stock activity	(12)	244	142	(443)	—	—	(57)
Deferred compensation plan	1	1	56	92	—	—	149
Excess tax benefit from share-based compensation plans	—	—	—	104	—	—	104
Stock repurchased in connection with share-based compensation plans	(81)	—	(1,453)	—	—	—	(1,453)
Share-based compensation expense	—	—	—	2,863	—	—	2,863
Balance at March 31, 2013	77,649	$76,680	$(9,631)	$1,014,443	$106,288	$44,285	$1,232,065
Balance at January 1, 2014	77,707	$76,825	$(6,415)	$1,022,023	$199,627	$9,844	$1,301,904
Comprehensive income(1)	—	—	—	—	34,505	3,303	37,808
Cash dividends declared:
Common stock ($0.01 per share)	—	—	—	—	(785)	—	(785)
Common stock issued for:
Nonvested (restricted) stock grants	369	(237)	5,385	(5,148)	—	—	—
Exercise of stock options	109	—	3,100	(855)	—	—	2,245
Restricted stock activity	5	425	296	(721)	—	—	—
Deferred compensation plan	1	—	30	247	—	—	277
Excess tax benefit from share-based compensation	—	—	—	2,205	—	—	2,205
Stock repurchased in connection with share-based compensation plans	(142)	—	(4,093)	—	—	—	(4,093)
Share-based compensation expense	—	—	—	3,685	—	—	3,685
Balance at March 31, 2014	78,049	$77,013	$(1,697)	$1,021,436	$233,347	$13,147	$1,343,246

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarters Ended March 31,
	2014	2013
Operating Activities
Net income	$34,505	$27,270
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	3,707	10,357
Depreciation of premises, furniture, and equipment	2,052	2,189
Net amortization of premium on securities	3,503	4,173
Net gains on sale of securities	(331)	(641)
Valuation adjustments on other real estate owned	1,463	4,458
Net losses on sale of other real estate owned	317	764
Net amortization of discount on covered assets	259	173
Bank owned life insurance income	(319)	(360)
Net decrease in deferred loan fees	(1,024)	(2,533)
Share-based compensation expense	3,685	2,863
Excess tax benefit from exercise of stock options and vesting of restricted shares	(2,340)	(319)
Provision for deferred income tax expense	1,159	8,552
Amortization of other intangibles	756	781
Originations and purchases of loans held-for-sale	(64,246)	(165,897)
Proceeds from sales of loans held-for-sale	66,241	182,036
Net gains from sales of loans held-for-sale	(1,259)	(4,494)
Net increase in derivative assets and liabilities	(4,474)	(219)
Net increase in accrued interest receivable	(2,269)	(4,373)
Net decrease in accrued interest payable	(75)	(354)
Net decrease in other assets	20,663	10,899
Net decrease in other liabilities	(11,390)	(9,681)
Net cash provided by operating activities	50,583	65,644
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	65,007	96,756
Proceeds from sales	47,477	50,778
Purchases	(86,206)	(161,277)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	24,204	32,315
Purchases	(127,016)	(129,910)
Net redemption of FHLB stock	—	9,099
Net (increase) decrease in loans	(280,419)	84,874
Net decrease in covered assets	17,940	17,057
Proceeds from sale of other real estate owned	3,892	9,067
Net purchases of premises, furniture, and equipment	(1,904)	(1,054)
Net cash (used in) provided by investing activities	(337,025)	7,705
Financing Activities
Net decrease in deposit accounts	(127,480)	(781,331)
Net increase in FHLB advances	325,000	90,000
Stock repurchased in connection with benefit plans	(4,093)	(1,453)
Cash dividends paid	(778)	(780)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	2,522	675
Excess tax benefit from exercise of stock options and vesting of restricted shares	2,340	319
Net cash provided by (used in) financing activities	197,511	(692,570)
Net decrease in cash and cash equivalents	(88,931)	(619,221)
Cash and cash equivalents at beginning of year	440,062	941,451
Cash and cash equivalents at end of period	$351,131	$322,230
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16,482	$18,723
Cash paid for income taxes	5,290	265
Non-cash transfers of loans to other real estate	689	6,266
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements of PrivateBancorp, Inc. ("PrivateBancorp" or the "Company"), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for our fiscal year ended December 31, 2013.

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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to March 31, 2014 for potential recognition or disclosure.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Accounting for Investments in Qualified Affordable Housing Projects - On January 1, 2014, we adopted new accounting guidance issued by the Financial Accounting Standards Board ("FASB") related to the accounting for investments in limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. The guidance allows the Company to elect to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Additionally, the guidance requires disclosure of (1) the nature of the Company’s investments in qualified affordable housing projects and (2) the effect of the measurement of those investments and the related tax credits on the Company’s financial position and results of operations. Prior to the adoption of this new guidance, the Company previously accounted for such investments using the effective yield method. The guidance must be applied retrospectively. As permitted under the new guidance, the Company has elected to continue accounting for its investments in qualified affordable housing projects that existed prior to the date of adoption using the effective yield method. Any new investments in qualified affordable housing projects entered into on or after January 1, 2014 that meet certain conditions will be accounted for using the proportional amortization method. While the guidance affected our disclosures, adoption of the guidance did not impact our financial position or consolidated results of operations. Refer to Note 18 for the required disclosures.

Accounting Pronouncements Pending Adoption

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans - In January 2014, the FASB issued guidance that clarifies when the Company should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The guidance indicates that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or similar legal agreement. Additionally, the guidance requires disclosure of (1) the amount of foreclosed residential real estate property held by the Company and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The guidance will be effective for the Company’s financial statements that include periods beginning on or after January 1, 2015. The adoption of this guidance is not expected to have a material impact on our financial position or consolidated results of operations.

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	March 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$169,607	$—	$(2,693)	$166,914	$145,716	$—	$(3,141)	$142,575
U.S. Agencies	47,297	—	(1,496)	45,801	47,409	—	(1,881)	45,528
Collateralized mortgage obligations	160,713	6,227	(16)	166,924	169,775	6,356	(15)	176,116
Residential mortgage-backed securities	907,186	22,779	(4,961)	925,004	946,656	23,627	(7,176)	963,107
State and municipal securities	267,472	6,764	(1,973)	272,263	271,135	6,627	(3,112)	274,650
Foreign sovereign debt	500	—	—	500	500	—	—	500
Total	$1,552,775	$35,770	$(11,139)	$1,577,406	$1,581,191	$36,610	$(15,325)	$1,602,476
Securities Held-to-Maturity
Collateralized mortgage obligations	$65,779	$—	$(2,681)	$63,098	$67,335	$—	$(3,263)	$64,072
Residential mortgage-backed securities	786,650	1,639	(10,547)	777,742	688,410	637	(15,274)	673,773
Commercial mortgage-backed securities	169,620	106	(5,172)	164,554	164,607	6	(6,640)	157,973
State and municipal securities	1,165	10	—	1,175	1,084	6	—	1,090
Total	$1,023,214	$1,755	$(18,400)	$1,006,569	$921,436	$649	$(25,177)	$896,908

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank ("FRB") discount window borrowing availability, derivative transactions, standby letters of credit with counterparty banks and for other purposes as permitted or required by law, totaled $545.6 million and $401.4 million at March 31, 2014 and December 31, 2013, respectively. Of total pledged securities, securities pledged to creditors under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties totaled $109.3 million and $108.1 million at March 31, 2014 and December 31, 2013, respectively.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at March 31, 2014 or December 31, 2013.

The following table presents the fair values of securities with unrealized losses as of March 31, 2014 and December 31, 2013. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2014
Securities Available-for-Sale
U.S. Treasury	$166,914	$(2,693)	$—	$—	$166,914	$(2,693)
U.S. Agency	45,801	(1,496)	—	—	45,801	(1,496)
Collateralized mortgage obligations	3,140	(16)	—	—	3,140	(16)
Residential mortgage-backed securities	247,000	(4,961)	—	—	247,000	(4,961)
State and municipal securities	95,661	(1,557)	12,223	(416)	107,884	(1,973)
Total	$558,516	$(10,723)	$12,223	$(416)	$570,739	$(11,139)
Securities Held-to-Maturity
Residential mortgage-backed securities	$542,689	$(10,240)	$3,365	$(307)	$546,054	$(10,547)
Commercial mortgage-backed securities	117,468	(3,500)	28,568	(1,672)	146,036	(5,172)
Collateralized mortgage obligations	55,169	(2,432)	7,928	(249)	63,097	(2,681)
Total	$715,326	$(16,172)	$39,861	$(2,228)	$755,187	$(18,400)
As of December 31, 2013
Securities Available-for-Sale
U.S. Treasury	$142,575	$(3,141)	$—	$—	$142,575	$(3,141)
U.S. Agency	45,528	(1,881)	—	—	45,528	(1,881)
Collateralized mortgage obligations	3,409	(15)	—	—	3,409	(15)
Residential mortgage-backed securities	276,657	(7,176)	—	—	276,657	(7,176)
State and municipal securities	104,442	(2,812)	10,325	(300)	114,767	(3,112)
Total	$572,611	$(15,025)	$10,325	$(300)	$582,936	$(15,325)
Securities Held-to-Maturity
Residential mortgage-backed securities	$556,410	$(14,908)	$3,327	$(366)	$559,737	$(15,274)
Commercial mortgage-backed securities	123,021	(4,674)	25,240	(1,966)	148,261	(6,640)
Collateralized mortgage obligations	64,072	(3,263)	—	—	64,072	(3,263)
Total	$743,503	$(22,845)	$28,567	$(2,332)	$772,070	$(25,177)

There were $52.1 million of securities with $2.6 million in an unrealized loss position for greater than 12 months at March 31, 2014. At December 31, 2013, there were $38.9 million of securities with $2.6 million in an unrealized loss position for greater than 12 months. The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, no other-than-temporary impairments have been recorded on these securities during the quarter ended March 31, 2014 or during 2013.

The following table presents the remaining contractual maturity of securities as of March 31, 2014 by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	March 31, 2014
	Available-For-Sale Securities		Held-To-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipal and foreign sovereign debt securities:
One year or less	$4,767	$4,841	$795	$798
One year to five years	311,771	312,171	370	377
Five years to ten years	166,818	166,842	—	—
After ten years	1,520	1,624	—	—
All other securities:
Collateralized mortgage obligations	160,713	166,924	65,779	63,098
Residential mortgage-backed securities	907,186	925,004	786,650	777,742
Commercial mortgage-backed securities	—	—	169,620	164,554
Total	$1,552,775	$1,577,406	$1,023,214	$1,006,569

The following table presents gains (losses) on securities for the quarters ended March 31, 2014 and 2013.

Securities Gains (Losses)
(Amounts in thousands)

	Quarters Ended March 31,
	2014	2013
Proceeds from sales	$47,477	$50,778
Gross realized gains	$397	$642
Gross realized losses	(66)	(1)
Net realized gains (losses)	$331	$641
Income tax provision (benefit) on net realized gains (losses)	$131	$253

Refer to Note 11 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) on other comprehensive income.

4. LOANS

The following loan portfolio and credit quality disclosures exclude covered loans. Covered loans represent loans acquired through a Federal Deposit Insurance Corporation ("FDIC") assisted transaction that are subject to a loss share agreement and are presented separately in the Consolidated Statements of Financial Condition. Refer to Note 6 for a detailed discussion regarding covered loans.

Loan Portfolio
(Amounts in thousands)

	March 31, 2014	December 31, 2013
Commercial and industrial	$5,652,008	$5,457,574
Commercial - owner-occupied CRE	1,744,940	1,674,260
Total commercial	7,396,948	7,131,834
Commercial real estate	1,974,534	1,987,307
Commercial real estate - multi-family	524,872	513,194
Total commercial real estate	2,499,406	2,500,501
Construction	335,476	293,387
Residential real estate	337,832	341,868
Home equity	147,574	149,732
Personal	207,749	226,699
Total loans	$10,924,985	$10,644,021
Deferred loan fees, net of costs, included as a reduction in total loans	$36,039	$37,063
Overdrawn demand deposits included in total loans	$2,381	$2,772

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Carrying Value of Loans Pledged
(Amounts in thousands)

	March 31, 2014	December 31, 2013
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$628,244	$710,269
FHLB advances	1,346,478	1,337,552
Total	$1,974,722	$2,047,821

(1)	No borrowings were outstanding at March 31, 2014 or December 31, 2013.

Loan Portfolio Aging

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of March 31, 2014
Commercial	$7,358,614	$1,126	$6,134	$—	$7,365,874	$31,074	$7,396,948
Commercial real estate	2,455,383	679	2,416	—	2,458,478	40,928	2,499,406
Construction	335,476	—	—	—	335,476	—	335,476
Residential real estate	326,370	2,108	—	—	328,478	9,354	337,832
Home equity	135,107	379	242	—	135,728	11,846	147,574
Personal	207,120	4	—	—	207,124	625	207,749
Total loans	$10,818,070	$4,296	$8,792	$—	$10,831,158	$93,827	$10,924,985
As of December 31, 2013
Commercial	$7,106,900	$2	$153	$—	$7,107,055	$24,779	$7,131,834
Commercial real estate	2,447,441	5,946	161	—	2,453,548	46,953	2,500,501
Construction	293,387	—	—	—	293,387	—	293,387
Residential real estate	330,922	674	296	—	331,892	9,976	341,868
Home equity	136,341	1,108	404	—	137,853	11,879	149,732
Personal	225,922	124	2	—	226,048	651	226,699
Total loans	$10,540,913	$7,854	$1,016	$—	$10,549,783	$94,238	$10,644,021

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

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of March 31, 2014
Commercial	$59,296	$38,452	$16,248	$54,700	$8,678
Commercial real estate	50,858	7,925	34,255	42,180	9,479
Construction	—	—	—	—	—
Residential real estate	10,955	2,713	6,641	9,354	2,198
Home equity	14,322	3,160	10,270	13,430	2,274
Personal	625	—	625	625	138
Total impaired loans	$136,056	$52,250	$68,039	$120,289	$22,767

As of December 31, 2013
Commercial	$44,471	$30,039	$11,774	$41,813	$4,895
Commercial real estate	61,112	10,301	38,203	48,504	12,536
Construction	—	—	—	—	—
Residential real estate	11,823	2,629	7,347	9,976	2,412
Home equity	13,893	2,567	10,903	13,470	2,386
Personal	651	—	651	651	148
Total impaired loans	$131,950	$45,536	$68,878	$114,414	$22,377

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	Quarters Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$43,777	$382	$83,268	$633
Commercial real estate	46,415	24	80,537	232
Construction	—	—	402	—
Residential real estate	9,833	—	12,510	3
Home equity	13,526	24	14,121	37
Personal	663	—	4,779	—
Total	$114,214	$430	$195,617	$905

(1)	Represents amounts while classified as impaired for the periods presented.

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

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of March 31, 2014
Commercial	$79,362	1.1	$92,962	1.3	$31,074	0.4	$7,396,948
Commercial real estate	1,004	*	4,677	0.2	40,928	1.6	2,499,406
Construction	—	—	—	—	—	—	335,476
Residential real estate	4,000	1.2	6,613	2.0	9,354	2.8	337,832
Home equity	2,774	1.9	2,171	1.5	11,846	8.0	147,574
Personal	189	0.1	51	*	625	0.3	207,749
Total	$87,329	0.8	$106,474	1.0	$93,827	0.9	$10,924,985
As of December 31, 2013
Commercial	$62,272	0.9	$87,391	1.2	$24,779	0.3	$7,131,834
Commercial real estate	1,016	*	4,489	0.2	46,953	1.9	2,500,501
Construction	—	—	—	—	—	—	293,387
Residential real estate	4,898	1.4	7,177	2.1	9,976	2.9	341,868
Home equity	2,884	1.9	2,538	1.7	11,879	7.9	149,732
Personal	187	0.1	177	0.1	651	0.3	226,699
Total	$71,257	0.7	$101,772	1.0	$94,238	0.9	$10,644,021

*	Less than 0.1%

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	March 31, 2014		December 31, 2013
	Accruing	Nonaccrual (1)	Accruing	Nonaccrual (1)
Commercial	$23,626	$6,346	$17,034	$6,188
Commercial real estate	1,252	15,452	1,551	19,309
Residential real estate	—	2,671	—	2,239
Home equity	1,584	3,828	1,591	3,805
Personal	—	605	—	641
Total	$26,462	$28,902	$20,176	$32,182

(1)	Included in nonperforming loans.

At March 31, 2014 and December 31, 2013, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $13.8 million and $5.5 million, respectively.

Additions to Accruing Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Quarters Ended March 31,
	2014			2013
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	1	$200	$200	2	$335	$335
Other concession (3)	1	12,941	12,941	—	—	—
Total commercial	2	13,141	13,141	2	335	335
Commercial real estate
Other concession (3)	1	426	426	—	—	—
Residential real estate
Extension of maturity date (2)	—	—	—	1	150	150
Total accruing	3	$13,567	$13,567	3	$485	$485

(1)	Represents amounts outstanding as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases, or deferrals of principal.

Additions to Nonaccrual Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Quarters Ended March 31,
	2014			2013
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial
Other concession (2)	2	$456	$406	—	$—	$—
Commercial real estate
Extension of maturity date (3)	—	—	—	1	297	297
Residential real estate
Other concession (2)	2	495	495	—	—	—
Home equity
Extension of maturity date (3)	1	114	114	3	476	476
Other concession (2)	1	250	250	3	432	425
Total home equity	2	364	364	6	908	901
Total nonaccrual	6	$1,315	$1,265	7	$1,205	$1,198
Change in recorded investment due to principal paydown at time of modification			$50			$7

(1)	Represents amounts outstanding as of the date immediately prior to and immediately after the modification is effective.

(2)	Other concessions primarily include interest rate reductions, loan increases, or deferrals of principal.

(3)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve calculation. However, our general reserve methodology considers the amount and product type of the TDRs removed as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Refer to the "Impaired Loan" and "Allowance for Loan Loss" sections of Note 1, "Summary of Significant Accounting Policies," to the Notes to Consolidated Financial Statements of our 2013 Annual Report on Form 10-K regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $6.6 million and $8.6 million in specific reserves for nonaccrual TDRs at March 31, 2014 and December 31, 2013, respectively. For accruing TDRs, there were specific reserves of $36,000 and $37,000 at March 31, 2014 and December 31, 2013, respectively, with the specific reserve representing the difference between the present value of cash flows for the restructured loan as compared to the recorded investment in the loan.

The following table presents the recorded investment and number of loans modified as an accruing TDR during the previous 12 months which subsequently became nonperforming during the quarters ended March 31, 2014 and 2013. A loan becomes nonperforming and placed on nonaccrual status typically when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than when the loan becomes 90 days past due.

Accruing Troubled Debt Restructurings
Reclassified as Nonperforming Within 12 Months of Restructuring
(Dollars in thousands)

	Quarters Ended March 31,
	2014		2013
	Number of Borrowers	Recorded Investment (1)	Number of Borrowers	Recorded Investment (1)
Commercial real estate	1	699	2	5,258

(1)	Represents amounts as of the balance sheet date from the quarter the default was first reported.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 6 for additional information regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Quarter Ended March 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$80,768	$42,362	$3,338	$7,555	$5,648	$3,438	$143,109
Loans charged-off	(1,487)	(2,582)	—	(235)	(447)	(130)	(4,881)
Recoveries on loans previously charged-off	3,662	688	7	300	28	406	5,091
Net recoveries (charge-offs)	2,175	(1,894)	7	65	(419)	276	210
Provision (release) for loan losses	7,137	(2,893)	202	(642)	271	(626)	3,449
Balance at end of period	$90,080	$37,575	$3,547	$6,978	$5,500	$3,088	$146,768
Ending balance, loans individually evaluated for impairment (1)	$8,678	$9,479	$—	$2,198	$2,274	$138	$22,767
Ending balance, loans collectively evaluated for impairment	$81,402	$28,096	$3,547	$4,780	$3,226	$2,950	$124,001
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$54,700	$42,180	$—	$9,354	$13,430	$625	$120,289
Ending balance, loans collectively evaluated for impairment	7,342,248	2,457,226	335,476	328,478	134,144	207,124	10,804,696
Total recorded investment in loans	$7,396,948	$2,499,406	$335,476	$337,832	$147,574	$207,749	$10,924,985

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Quarter Ended March 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$63,709	$73,150	$2,434	$9,696	$6,797	$5,631	$161,417
Loans charged-off	(11,146)	(7,566)	70	(436)	(374)	(5)	(19,457)
Recoveries on loans previously charged-off	396	1,364	9	2	61	52	1,884
Net (charge-offs) recoveries	(10,750)	(6,202)	79	(434)	(313)	47	(17,573)
Provision (release) for loan losses	12,393	(2,980)	(412)	741	78	328	10,148
Balance at end of period	$65,352	$63,968	$2,101	$10,003	$6,562	$6,006	$153,992
Ending balance, loans individually evaluated for impairment (1)	$8,072	$18,938	$90	$4,203	$2,862	$3,106	$37,271
Ending balance, loans collectively evaluated for impairment	$57,280	$45,030	$2,011	$5,800	$3,700	$2,900	$116,721
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$68,170	$71,769	$402	$14,966	$15,233	$4,708	$175,248
Ending balance, loans collectively evaluated for impairment	6,523,845	2,448,482	173,675	353,603	146,802	212,148	9,858,555
Total recorded investment in loans	$6,592,015	$2,520,251	$174,077	$368,569	$162,035	$216,856	$10,033,803

(1)	Refer to Note 4 for additional information regarding impaired loans.

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Quarters Ended March 31,
	2014	2013
Balance at beginning of period	$9,206	$7,343
Provision for unfunded commitments	496	1,723
Balance at end of period	$9,702	$9,066
Unfunded commitments, excluding covered assets, at period end (1)	$5,030,560	$4,766,391

(1)
Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit. Unfunded commitments related to covered assets are excluded as they are covered under a loss sharing agreement with the FDIC.

Refer to Note 15 for additional details of commitments to extend credit, standby letters of credit and commercial letters of credit.

6. COVERED ASSETS

Covered assets represent acquired loans and foreclosed loan collateral covered under a loss sharing agreement with the FDIC and include an indemnification receivable representing the present value of the expected reimbursement from the FDIC related to expected losses on the acquired loans and foreclosed real estate under such agreement. The loss share agreement expires on September 30, 2014 for non-single family loans and related assets and September 30, 2019 for single family loans and related assets.

The carrying amount of covered assets is presented in the following table.

Covered Assets
(Amounts in thousands)

	March 31, 2014			December 31, 2013
	Purchased Loans (2)	Other Assets	Total	Purchased Loans (2)	Other Assets	Total
Commercial loans	5,095	$—	$5,095	$11,562	$—	$11,562
Commercial real estate loans	40,917	—	40,917	46,657	—	46,657
Residential mortgage loans	35,332	—	35,332	36,883	—	36,883
Consumer installment and other	3,027	246	3,273	3,213	259	3,472
Foreclosed real estate	—	5,557	5,557	—	7,880	7,880
Estimated loss reimbursement by the FDIC	—	4,175	4,175	—	6,292	6,292
Total covered assets	84,371	9,978	94,349	98,315	14,431	112,746
Allowance for covered loan losses	(16,571)	—	(16,571)	(16,511)	—	(16,511)
Net covered assets	67,800	$9,978	$77,778	$81,804	$14,431	$96,235
Nonperforming covered loans (1)	$11,256			$15,610

(1)
Excludes purchased impaired loans which are accounted for on a pool basis based on common risk characteristics as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Because we are recognizing interest income on each pool of loans, all purchased impaired loans are considered to be performing.

(2)	Purchased loans include $3.6 million and $7.6 million of purchased impaired loans as of March 31, 2014 and December 31, 2013, respectively.

Changes in the carrying amount and accretable yield for purchased impaired loans are set forth in the following table.

Change in Purchased Impaired Loans Accretable Yield and Carrying Amount
(Amounts in thousands)

	Quarters Ended March 31,
	2014		2013
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$1,102	$7,615	$1,752	$22,300
Payments received	—	(4,133)	—	(1,984)
Charge-offs/disposals (1)	—	—	—	(2,029)
Reclassifications from nonaccretable difference, net	22	—	(112)	—
Accretion	(79)	79	(91)	91
Balance at end of period	$1,045	$3,561	$1,549	$18,378
Contractual amount outstanding at period end		$11,146		$26,774

(1)	Includes transfers to covered foreclosed real estate.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	March 31, 2014	December 31, 2013
Banking	$81,755	$81,755
Asset management	12,286	12,286
Total goodwill	$94,041	$94,041

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. Our annual goodwill impairment test was performed as of October 31, 2013, and it was determined no impairment existed as of that date. A goodwill impairment charge of $146,000 was recorded in the fourth quarter 2013 in connection with the December 31, 2013 sale of Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm and previously a wholly-owned subsidiary of the Company.

We are not aware of any events or circumstances that would indicate goodwill is impaired at March 31, 2014.

We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 12 years.

We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During first quarter 2014, there were no events or circumstances to indicate there may be impairment of intangible assets, and no impairment charges for other intangible assets were recorded for the quarter ended March 31, 2014.

Other Intangible Assets
(Amounts in thousands)

	Quarter Ended March 31, 2014	Year Ended December 31, 2013
Core deposit intangibles:
Gross carrying amount	$18,093	$18,093
Accumulated amortization	10,775	10,071
Net carrying amount	$7,318	$8,022
Amortization during the period	$704	$2,709
Weighted average remaining life (in years)	3	3
Client relationships:
Gross carrying amount	$2,002	$2,002
Accumulated amortization	1,184	1,132
Net carrying amount	$818	$870
Amortization during the period	$52	$412
Weighted average remaining life (in years)	6	7

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year ending December 31,
2014 - remaining nine months	$2,251
2015	2,455
2016	2,161
2017	1,125
2018	98
2019 and thereafter	46
Total	$8,136

8. SHORT-TERM AND SECURED BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	March 31, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$327,000	0.15%	$2,000	3.37%
Other Information:
Weighted average remaining maturity of FHLB advances at period end	3 days		12 months
Unused FHLB advances availability	$163,175		$395,302
Unused overnight federal funds availability (1)	$520,000		$520,000
Borrowing capacity through the FRB discount window primary credit program (2)	$556,008		$621,855

(1)	Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

As a member of the FHLB Chicago, the Bank has access to a borrowing capacity of $738.5 million at March 31, 2014, of which $163.2 million is available subject to the availability of acceptable collateral to pledge. At March 31, 2014, advances from the FHLB Chicago were comprised of $325.0 million short-term and $250.0 million long-term. Qualifying residential, multi-family and commercial real estate loans, home equity lines of credit, and residential mortgage-backed securities are held as collateral towards current outstanding balances and additional borrowing availability. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less at March 31, 2014.

The Company has a 364-day Revolving Line of Credit (the "Facility") with a group of commercial banks allowing borrowing of up to $60.0 million, converting to an amortizing term loan on or before the maturity date of September 27, 2015. The interest rate applied on the Facility will be at the Company's discretion either 30-day or 90-day LIBOR plus 1.95% or Prime minus 0.50% at the time the advance is made. At March 31, 2014, no amounts have been drawn on the Facility.

Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of March 31, 2014 and December 31, 2013, these loan participation agreements totaled $6.4 million. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition at each of these dates.

9. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

		March 31, 2014	December 31, 2013
Parent Company:
2.88% junior subordinated debentures due 2034	(1)(a)	$8,248	$8,248
1.94% junior subordinated debentures due 2035	(2)(a)	51,547	51,547
1.73% junior subordinated debentures due 2035	(3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068	(a)	143,760	143,760
7.125% subordinated debentures due 2042 (b)		125,000	125,000
Subtotal		369,793	369,793
Subsidiaries:
FHLB advances		258,000	258,000
Total long-term debt		$627,793	$627,793
Weighted average interest rate of FHLB long-term advances at period end		0.22%	0.22%
Weighted average remaining maturity of FHLB long-term advances at period end (in years)		1.8	2.1

(1)	Variable rate in effect at March 31, 2014 based on three-month LIBOR +2.65%.

(2)	Variable rate in effect at March 31, 2014, based on three-month LIBOR +1.71%.

(3)	Variable rate in effect at March 31, 2014, based on three-month LIBOR +1.50%.

(a)
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

FHLB long-term advances, which had a combination of fixed and floating interest rates, were secured by residential mortgage-backed securities.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year ending December 31,
2015	$253,000
2019 and thereafter (1)	374,793
Total	$627,793

(1)	Of the total, $5.0 million is due in 2019 and $369.8 million is due in 2034 and thereafter.

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of March 31, 2014, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company obligated mandatorily redeemable trust preferred securities ("Trust Preferred Securities") to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company ("Debentures"). The Debentures held by the trusts, which in aggregate total $244.8 million, are the sole assets of each respective trust. Our obligations under the Debentures and related documents, including the indentures, the declarations of trust and related Company guarantees, taken together, constitute a full and unconditional guarantee by the Company on a subordinated basis of distributions, and redemption payments and liquidation payments on the Trust Preferred Securities. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all or any series of the Debentures, in each case, at a redemption price of 100% of the principal amount of the Debentures being redeemed plus any accrued but unpaid interest to the redemption date. The repayment, redemption or repurchase of any of the Debentures would be subject to the terms of the applicable indenture and would result in a corresponding repayment, redemption or repurchase of an equivalent amount of the related series of Trust Preferred Securities. Any redemption of the Debentures held by the PrivateBancorp Statutory Trust IV (the "Series IV Debentures"), would be subject to the terms of the replacement capital covenant described below and any required regulatory approval.

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

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

		Common Securities Issued	Trust Preferred Securities Issued (1)		Earliest Redemption Date (on or after) (3)		Principal Amount of Debentures (3)
	Issuance Date			Coupon Rate (2)		Maturity	March 31, 2014	December 31, 2013
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.88%	Jun 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	1.94%	Sep 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.73%	Dec 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun 15, 2013	Jun. 2068	143,760	143,760
Total		$3,043	$241,750				$244,793	$244,793

(1)
The trust preferred securities accrue distributions at a rate equal to the interest rate on and have a maturity identical to that of the related Debentures. The trust preferred securities will be redeemed upon maturity or earlier redemption of the related Debentures.

(2)
Reflects the coupon rate in effect at March 31, 2014. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three-month LIBOR plus 2.65%. The coupon rates for the PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions for all of the Trusts are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years in the case of the Debentures held by Trust IV, and five years in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

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

11. EQUITY

Comprehensive Income

Change in Accumulated Other Comprehensive Income ("AOCI") by Component
(Amounts in thousands)

	Quarters Ended March 31,
	2014			2013
	Unrealized Gain on Available-for-Sale Securities	Accumulated Loss on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total
Balance at beginning of period	$12,960	$(3,116)	$9,844	$42,219	$5,845	$48,064
Increase in unrealized gains (losses) on securities	3,677	—	3,677	(4,625)	—	(4,625)
Increase in unrealized gains on cash flow hedges	—	4,137	4,137	—	158	158
Tax (expense) benefit on increase in unrealized gains (losses)	(1,451)	(1,623)	(3,074)	1,788	(65)	1,723
Other comprehensive income (loss) before reclassifications	2,226	2,514	4,740	(2,837)	93	(2,744)
Reclassification adjustment of net gains included in net income (1)	(331)	(2,043)	(2,374)	(641)	(1,068)	(1,709)
Reclassification adjustment for tax expense on realized net gains(2)	131	806	937	253	421	674
Amounts reclassified from AOCI	(200)	(1,237)	(1,437)	(388)	(647)	(1,035)
Net current period other comprehensive income (loss)	2,026	1,277	3,303	(3,225)	(554)	(3,779)
Balance at end of period	$14,986	$(1,839)	$13,147	$38,994	$5,291	$44,285

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

12. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended March 31,
	2014	2013
Basic earnings per common share
Net income	$34,505	$27,270
Net income allocated to participating stockholders (1)	(613)	(538)
Net income allocated to common stockholders	$33,892	$26,732
Weighted-average common shares outstanding	76,675	76,143
Basic earnings per common share	$0.44	$0.35
Diluted earnings per common share
Diluted earnings applicable to common stockholders (2)	$33,897	$26,732
Weighted-average diluted common shares outstanding:
Weighted-average common shares outstanding	76,675	76,143
Dilutive effect of stock awards (3)	742	60
Weighted-average diluted common shares outstanding	77,417	76,203
Diluted earnings per common share	$0.44	$0.35

(1)
Participating stockholders are those that hold certain share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents. Such shares or units are considered participating securities (i.e., certain of the Company’s deferred and restricted stock units and nonvested restricted stock awards).

(2)
Net income allocated to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate net income to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

(3)
For the quarters ended March 31, 2014 and 2013, the weighted-average outstanding non-participating securities of 1.2 million shares and 3.3 million shares, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

13. INCOME TAXES

Income Tax Provision Analysis
(Dollars in thousands)

	Quarters Ended March 31,
	2014	2013
Income before income taxes	$55,531	$44,188
Income tax provision:
Current income tax provision	$19,867	$8,366
Deferred income tax provision	1,159	8,552
Total income tax provision	$21,026	$16,918
Effective tax rate	37.9%	38.3%

Deferred Tax Assets

Net deferred tax assets totaled $95.3 million at March 31, 2014 and $98.6 million at December 31, 2013. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

At March 31, 2014, we have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

As of March 31, 2014 and December 31, 2013, we had $347,000 of unrecognized tax benefits relating to uncertain tax positions that, if recognized, would impact the effective tax rate.

14. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce interest rate risk, as it relates to mortgage loan commitments and planned sales of loans, and foreign currency volatility as it relates to certain loans denominated in currencies other than the U.S. dollar. We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the above-mentioned end-user and client-related derivatives were designated as hedging instruments for accounting purposes at March 31, 2014 and December 31, 2013.

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

Composition of Derivative Instruments and Fair Value
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	$425,000	$3,940	$350,000	$4,005	$275,000	$7,528	$325,000	$9,748
Derivatives not designated as hedging instruments:
Client-related derivatives:
Interest rate contracts	$3,863,439	$48,813	$3,959,328	$54,155	$3,863,439	$49,591	$3,959,328	$54,930
Foreign exchange contracts	110,416	2,659	116,761	3,029	110,416	2,213	116,761	2,570
Credit contracts (1)	90,421	12	91,694	34	246,146	163	113,348	98
Total client-related derivatives		$51,484		$57,218		$51,967		$57,598
Other end-user derivatives:
Foreign exchange contracts	$5,277	$15	$5,436	$16	$11,258	$109	$7,041	$218
Mortgage banking derivatives		181		341		126		103
Total other end-user derivatives		$196		$357		$235		$321
Total derivatives not designated as hedging instruments		$51,680		$57,575		$52,202		$57,919
Netting adjustments (2)		(11,092)		(13,158)		(19,208)		(18,777)
Total derivatives		$44,528		$48,422		$40,522		$48,890

(1)	The remaining average notional amounts are shown for credit contracts.

(2)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting agreements.

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

Derivative contracts may require the Company to provide or receive cash or financial instrument collateral. Collateral associated with derivative assets and liabilities subject to enforceable master netting agreements with the same counterparty is posted on a net basis. All of the Company's derivative assets and liabilities subject to collateral posting requirements are in a net liability position as of March 31, 2014, and the Company has pledged cash or financial collateral in accordance with each counterparty's collateral posting requirements. Certain collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that the Company is only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts.

As of March 31, 2014, $8.1 million of cash collateral pledged was netted with the related derivative liabilities and no cash collateral received was netted with the related derivative assets on the Consolidated Statements of Financial Condition. To the extent not netted against derivative fair values under a master netting agreement, the receivable for cash pledged is included in other short-term investments. There was no receivable for cash pledged at March 31, 2014. Any securities pledged to counterparties as financial instrument collateral remain on the Consolidated Statements of Financial Condition as long as the Company does not default.

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

Offsetting of Derivative Assets and Liabilities
(Amounts in thousands)

				Gross Amounts Not Offset on the Statement of Financial Condition (3)
	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Financial Instruments (4)	Cash Collateral	Net Amount
As of March 31, 2014
Derivative assets
Interest rate contracts	$52,753	$(10,198)	$42,555	$—	$—	$42,555
Foreign exchange contracts	1,225	(889)	336	—	—	336
Credit contracts	12	(5)	7	—	—	7
Total derivatives subject to a master netting agreement	53,990	(11,092)	42,898	—	—	42,898
Total derivatives not subject to a master netting agreement	1,630	—	1,630	—	—	1,630
Total derivatives	$55,620	$(11,092)	$44,528	$—	$—	$44,528
Derivative liabilities
Interest rate contracts	$57,119	$(18,313)	$38,806	$(37,125)	$—	$1,681
Foreign exchange contracts	2,001	(890)	1,111	(1,063)	—	48
Credit contracts	163	(5)	158	(151)	—	7
Total derivatives subject to a master netting agreement	59,283	(19,208)	40,075	(38,339)	—	1,736
Total derivatives not subject to a master netting agreement	447	—	447	—	—	447
Total derivatives	$59,730	$(19,208)	$40,522	$(38,339)	$—	$2,183

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents end-user, client-related and cash flow hedging derivative contracts and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Derivative Assets and Liabilities (Continued) (Amounts in thousands)

				Gross Amounts Not Offset on the Statement of Financial Condition (3)
	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Financial Instruments (4)	Cash Collateral	Net Amount
As of December 31, 2013
Derivative assets
Interest rate contracts	$58,160	$(12,371)	$45,789	$—	$—	$45,789
Foreign exchange contracts	1,298	(767)	531	—	—	531
Credit contracts	34	(20)	14	—	—	14
Total derivatives subject to a master netting agreement	59,492	(13,158)	46,334	—	—	46,334
Total derivatives not subject to a master netting agreement	2,088	—	2,088	—	—	2,088
Total derivatives	$61,580	$(13,158)	$48,422	$—	$—	$48,422
Derivative liabilities
Interest rate contracts	$64,678	$(17,990)	$46,688	$(41,192)	$—	$5,496
Foreign exchange contracts	2,462	(767)	1,695	(1,495)	—	200
Credit contracts	98	(20)	78	(69)	—	9
Total derivatives subject to a master netting agreement	67,238	(18,777)	48,461	(42,756)	—	5,705
Total derivatives not subject to a master netting agreement	429	—	429	—	—	429
Total derivatives	$67,667	$(18,777)	$48,890	$(42,756)	$—	$6,134

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents end-user, client-related and cash flow hedging derivative contracts entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All requirements were met at March 31, 2014 and December 31, 2013. Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features
(Amounts in thousands)

	March 31, 2014	December 31, 2013
Fair value of derivatives with credit contingency features in a net liability position	$24,161	$28,152
Collateral posted for those transactions in a net liability position	$25,755	$30,272
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$—	$—
Outstanding derivative instruments that would be immediately settled	$24,161	$28,152

Derivatives Designated in Hedge Relationships

The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash Flow Hedges – Under our cash flow hedging program we enter into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loans to fixed-rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the Consolidated Statements of Income. During the quarter ended March 31, 2014, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of March 31, 2014, the maximum length of time over which forecasted interest cash flows are hedged is six years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income
Related to Interest Rate Swaps Designated as Cash Flow Hedge
(Amounts in thousands)

	Quarters Ended March 31,
	2014		2013
	Pre-tax	After-tax	Pre-tax	After-tax
Accumulated unrealized (loss) gain at beginning of period	$(5,110)	$(3,116)	$9,603	$5,845
Amount of gain recognized in AOCI (effective portion)	4,137	2,514	158	93
Amount reclassified from AOCI to interest income on loans	(2,043)	(1,237)	(1,068)	(647)
Accumulated unrealized (loss) gain at end of period	$(3,016)	$(1,839)	$8,693	$5,291

As of March 31, 2014, $5.1 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2014. During the quarter ended March 31, 2014, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur.

Derivatives Not Designated in Hedge Relationships

Other End-User Derivatives – We enter into derivatives that include commitments to fund residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans when we enter into customer interest rate lock commitments. This practice allows us to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At March 31, 2014, the par value of our mortgage loans held-for-sale totaled $16.2 million, the notional value of our interest rate lock commitments totaled $45.4 million, and the notional value of our forward commitments for the future delivery of residential mortgage loans totaled $61.6 million.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than U.S. dollars. As of March 31, 2014, our exposure was to the Euro, Canadian dollar and British pound on $11.8 million of loans. We manage this risk by using forward currency derivatives.

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

To accommodate our loan clients, we occasionally enter into risk participation agreements ("RPA") with counterparty banks to either accept or transfer a portion of the credit risk related to their interest rate derivatives or transfer a portion of the credit risk related to our interest rate derivatives. This allows clients to execute an interest rate derivative with one bank while allowing for distribution of the credit risk among participating members. We have entered into written RPAs in which we accept a portion of the credit risk associated with an interest rate derivative of another bank's loan client in exchange for a fee. We manage this credit risk through our loan underwriting process, and when appropriate, the RPA is backed by collateral provided by the clients under their loan agreement.

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

Risk Participation Agreements
(Dollars in thousands)

	March 31, 2014	December 31, 2013
Fair value of written RPAs	$(163)	$(98)
Range of remaining terms to maturity (in years)	Less than 1 to 5	Less than 1 to 4
Range of assigned internal risk ratings	2 to 7	2 to 7
Maximum potential amount of future undiscounted payments	$147,581	$3,263
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	1%	16%

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Quarters Ended March 31,
	2014	2013
Gain on client-related derivatives recognized in capital markets products income:
Interest rate contracts	$2,510	$3,675
Foreign exchange contracts	1,415	1,349
Credit contracts	158	15
Total client-related derivatives	4,083	5,039
(Loss) gain on end-user derivatives recognized in other income:
Foreign exchange derivatives	6	1,013
Mortgage banking derivatives	(182)	(41)
Total end-user derivatives	(176)	972
Total derivatives not designated in hedging relationship	$3,907	$6,011

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	March 31, 2014	December 31, 2013
Commitments to extend credit:
Home equity lines	$134,038	$139,116
Residential 1-4 family construction	30,480	32,714
Commercial real estate, other construction, and land development	662,456	703,382
Commercial and industrial	3,642,324	3,609,443
All other commitments	233,044	222,337
Total commitments to extend credit	$4,702,342	$4,706,992
Letters of credit:
Financial standby	$315,957	$308,577
Performance standby	27,067	26,932
Commercial letters of credit	4,318	4,500
Total letters of credit	$347,342	$340,009

(1)	Includes covered asset commitments of $18.8 million and $18.7 million as of March 31, 2014 and December 31, 2013, respectively.

Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of commitments with an initial term extending beyond one year require regulatory capital support, while commitments of less than one year do not, although under newly issued regulatory capital rules, unfunded commitments of less than one year will require regulatory capital unless unconditionally cancellable. Since many of our commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of March 31, 2014, we had a reserve for unfunded commitments of $9.7 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors including: the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $2.2 million as of March 31, 2014. We amortize these amounts into income over the commitment period. As of March 31, 2014, standby letters of credit had a remaining weighted-average term of approximately 14 months, with remaining actual lives ranging from less than 1 year to 7 years.

Other Commitments

The Company has unfunded commitments to CRA investments and other investment partnerships totaling $18.0 million at March 31, 2014. Of these commitments, $1.8 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the Consolidated Statements of Financial Condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party vendor to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $3.9 million at March 31, 2014.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of March 31, 2014, we have not recorded any contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. The losses for the quarters ended March 31, 2014 and 2013 arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

Legal Proceedings

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois known as Maas vs. Marek et. al. The lawsuit, brought by the beneficiaries of two trusts for which the Bank is serving as the successor trustee, seeks reimbursement of approximately $2 million of penalties and interest assessed by the IRS due to the late payment of certain generation skipping taxes by the trusts, as well as certain related attorney fees and other damages. The other named defendants include legal and accounting professionals that provided services related to the matters involved. In January 2014, the Circuit Court denied the Bank’s motion to dismiss, and the matter is now in the discovery process. Thereafter, the parties have agreed to participate in court-ordered non-binding mediation. Although we are not able to predict the likelihood of an adverse outcome, we currently anticipate that ultimate resolution of this matter will not have a material adverse impact on our financial condition or results of operations.

As of March 31, 2014, there were various other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

16. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

We measure, monitor, and disclose certain of our assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for securities available-for-sale, mortgage loans held-for-sale, derivative assets, derivative liabilities, and certain other assets and other liabilities. In addition, fair value is used on a nonrecurring basis to apply lower-of-cost-or-market accounting to foreclosed real estate and certain other loans held-for-sale, evaluate assets or liabilities for impairment, including collateral-dependent impaired loans, and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, we use various valuation techniques and input assumptions when estimating fair value.

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

Securities Available-for-Sale – Securities available-for-sale include U.S. Treasury, collateralized mortgage obligations, residential mortgage-backed securities, state and municipal securities, and foreign sovereign debt. Substantially all available-for-sale securities are fixed-income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. U.S. Treasury securities have been classified in level 1 of the valuation hierarchy. All other remaining securities are classified in level 2 of the valuation hierarchy. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from external pricing services, including evaluating pricing service inputs and methodologies, using exception reports based on analytical criteria, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company’s knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from external pricing services based on our validation procedures, we have not altered the fair values ultimately provided by the external pricing services.

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

Collateral-Dependent Impaired Loans – We do not record loans held for investment at fair value on a recurring basis. However, periodically, we record nonrecurring adjustments to reduce the carrying value of certain impaired loans based on fair value measurement. This population of impaired loans includes those for which repayment of the loan is expected to be provided solely by the underlying collateral. We measure the fair value of collateral-dependent impaired loans based on the fair value of the collateral securing these loans less estimated selling costs. A majority of collateral-dependent impaired loans are secured by real estate with the fair value generally determined based upon appraisals performed by a certified or licensed appraiser using a combination of valuation techniques such as sales comparison, income capitalization and cost approach and include inputs such as absorption rates, capitalization rates and comparables. We also consider other factors or recent developments that could result in adjustments to the collateral value estimates indicated in the appraisals. When a collateral dependent loan is secured by non-real estate collateral such as receivables, inventory, or equipment, the fair value is generally determined based upon appraisals, field exams, or receivable reports. The valuation techniques and inputs are reviewed internally by an asset based specialist for reasonableness of estimated liquidation costs, collectability probabilities, and other market data. Accordingly, fair value estimates for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy. The carrying value of all impaired loans and the related specific reserves are disclosed in Note 4.

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one-year old, a new appraisal is obtained on the underlying collateral. The Company generally obtains "as is" appraisal values for use in the evaluation of collateral-dependent impaired loans. Appraisals for loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is also performed at the six-month interval between annual appraisals. If during the course of the six-month review period there is evidence supporting a meaningful decline in the value of the collateral, the appraised value is either internally adjusted downward or a new appraisal is required to support the value of the impaired loan. As part of our internal review process, we consider other factors or recent developments that could adjust the valuations indicated in the appraisals or internal reviews. The Company’s internal appraisal review process validates the reasonableness of appraisals in conjunction with analyzing sales and market data from an array of market sources.

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

Derivative Assets and Derivative Liabilities – Derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. For derivative counterparties with which we have a master netting agreement, we measure nonperformance risk on the basis of our net exposure to the counterparty. The fair value of derivative assets and liabilities is determined based on prices obtained from third party advisors using standardized industry models. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of derivative assets and liabilities are primarily based on observable inputs and are classified in level 2 of the valuation hierarchy, with the exception of certain client-related derivatives and risk participation agreements, as discussed below. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third party advisors, including evaluating inputs and methodologies used by the third party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company's knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from third party advisors based on our validation procedures, during the quarters ended March 31, 2014 and March 31, 2013, we did not alter the fair values ultimately provided by the third party advisors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at March 31, 2014 and December 31, 2013 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	March 31, 2014				December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for sale:
U.S. Treasury	$166,914	$—	$—	$166,914	$142,575	$—	$—	$142,575
U.S. Agencies	—	45,801	—	45,801	—	45,528	—	45,528
Collateralized mortgage obligations	—	166,924	—	166,924	—	176,116	—	176,116
Residential mortgage-backed securities	—	925,004	—	925,004	—	963,107	—	963,107
State and municipal securities	—	272,263	—	272,263	—	274,650	—	274,650
Foreign sovereign debt	—	500	—	500	—	500	—	500
Total securities available-for-sale	166,914	1,410,492	—	1,577,406	142,575	1,459,901	—	1,602,476
Mortgage loans held-for-sale	—	16,157	—	16,157	—	17,619	—	17,619
Derivative assets:
Interest rate contract derivatives designated as hedging instruments	—	3,940	—	3,940	—	4,005	—	4,005
Client-related derivatives	—	50,952	532	51,484	—	56,770	448	57,218
Other end-user derivatives	—	196	—	196	—	357	—	357
Netting adjustments	—	(11,087)	(5)	(11,092)	—	(13,138)	(20)	(13,158)
Total derivative assets	—	44,001	527	44,528	—	47,994	428	48,422
Total assets	$166,914	$1,470,650	$527	$1,638,091	$142,575	$1,525,514	$428	$1,668,517
Liabilities:
Derivative liabilities:
Interest rate contract derivatives designated as hedging instruments	$—	$7,528	$—	$7,528	$—	$9,748	$—	$9,748
Client-related derivatives	—	51,683	284	51,967	—	57,500	98	57,598
Other end-user derivatives	—	235	—	235	—	321	—	321
Netting adjustments	—	(19,203)	(5)	(19,208)	—	(18,757)	(20)	(18,777)
Total derivative liabilities	$—	$40,243	$279	$40,522	$—	$48,812	$78	$48,890

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2013 and March 31, 2014.

There have been no other changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2013 to March 31, 2014.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
(Amounts in thousands)

	Quarters Ended March 31,
	2014		2013
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$448	$(98)	$1,023	$(60)
Total gains:
Included in earnings (2)	79	180	7	19
Purchases, issuances, sales and settlements:
Issuances	—	—	—	(19)
Settlements	(385)	(245)	(236)	—
Transfers into Level 3 (out of Level 2) (3)	502	(121)	—	—
Transfers out of Level 3 (into Level 2) (3)	(112)	—	(28)	—
Balance at end of period	$532	$(284)	$766	$(60)
Change in unrealized gains in earnings relating to assets and liabilities still held at end of period	$7	$166	$7	$19

(1)	Fair value is presented prior to giving effect to netting adjustments.

(2)	Amounts disclosed in this line are included in the Consolidated Statements of Income as capital markets products income for derivatives.

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
(Amounts in thousands)

	March 31, 2014	December 31, 2013
Aggregate fair value	$16,157	$17,619
Difference (1)	56	238
Aggregate unpaid principal balance	$16,213	$17,857

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of March 31, 2014, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the quarter ended March 31, 2014 were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the first quarter 2014 and 2013, and still held at March 31, 2014 and 2013, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Net Losses
	March 31,		March 31,
	2014	2013	2014	2013
Collateral-dependent impaired loans (1)	$40,716	$58,238	$5,612	$5,867
Covered assets - OREO (2) (3)	2,789	1,891	143	355
OREO (2)	6,858	28,404	1,463	4,458
Total	$50,363	$88,533	$7,218	$10,680

(1)
Represents the fair value of loans adjusted to the appraised value of the collateral with a write-down in fair value or change in specific reserves during the respective period. These fair value adjustments are recorded against the allowance for loan losses.

(2)
Represents the fair value of foreclosed properties that were adjusted subsequent to their initial classification as foreclosed assets. Write-downs are recognized as a component of net foreclosed real estate expense in the Consolidated Statements of Income.

(3)	The 20% portion of any covered asset OREO write-down not reimbursed by the FDIC is recorded as net foreclosed real estate expense.

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2013 to March 31, 2014.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at March 31, 2014		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$520		Discounted cash flow	Loss factors	6.5% to 15.9%	13.7%
Risk participation agreements	(151)	(1)	Discounted cash flow	Loss factors	0.8% to 15.9%	3.8%
Collateral-dependent impaired loans	40,716		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-1.7% to -22.1%	-12.9%	(2)
OREO	$6,858		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-1.7% to -16.5%	-13.3%	(2)

(1)	Represents fair value of underlying swap.

(2)	Weighted average is calculated based on assets with a property specific adjustment.

The significant unobservable inputs used in the fair value measurement of the risk participation agreements and watch list derivatives are the historic loss factors. A significant increase (decrease) in the pertinent loss factor would result in a significantly lower (higher) fair value measurement.

Estimated Fair Value of Certain Financial Instruments

U.S. GAAP requires disclosure of the estimated fair values of certain financial instruments, both assets and liabilities, on and off-balance sheet, for which it is practical to estimate the fair value. Because the disclosure of estimated fair values provided herein excludes the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent total underlying value. Examples of non-financial instruments having value not disclosed herein include the future earnings potential of significant customer relationships and the value of our asset management operations and other fee-generating businesses. In addition, other significant assets including property, plant, and equipment and goodwill are not considered financial instruments and, therefore, have not been included in the disclosure.

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

FHLB advances with remaining maturities greater than one year and the Company's variable-rate junior subordinated debentures are estimated by discounting future cash flows. For the FHLB advances with remaining maturities greater than one year, the Company discounts cash flows using quoted interest rates for similar financial instruments. For the Company's variable-rate junior subordinated debentures, we interpolate a discount rate we believe is appropriate based on quoted interest rates and entity specific adjustments.

Commitments – Given the limited interest rate risk posed by the commitments outstanding at period end due to their variable rate structure, termination clauses provided in the agreements, and the market rate of fees charged, we have deemed the fair value of commitments outstanding to be immaterial.

Financial Instruments
(Amounts in thousands)

	As of March 31, 2014
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$233,685	$233,685	$233,685	$—	$—
Federal funds sold and interest-bearing deposits in banks	117,446	117,446	—	117,446	—
Loans held-for-sale	26,262	26,262	—	26,262	—
Securities available-for-sale	1,577,406	1,577,406	166,914	1,410,492	—
Securities held-to-maturity	1,023,214	1,006,569	—	1,006,569	—
FHLB stock	30,005	30,005	—	30,005	—
Loans, net of allowance for loan losses and unearned fees	10,778,217	10,756,546	—	—	10,756,546
Covered assets, net of allowance for covered loan losses	77,778	95,880	—	—	95,880
Accrued interest receivable	39,273	39,273	—	—	39,273
Investment in BOLI	54,184	54,184	—	—	54,184
Derivative assets	44,528	44,528	—	44,001	527
Financial Liabilities:
Deposits	$11,886,161	$11,895,184	$—	$9,356,229	$2,538,955
Short-term and other borrowings	333,400	332,932	—	327,045	5,887
Long-term debt	627,793	616,689	282,927	256,756	77,006
Accrued interest payable	6,251	6,251	—	—	6,251
Derivative liabilities	40,522	40,522	—	40,243	279

Financial Instruments (Continued) (Amounts in thousands)

	As of December 31, 2013
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$133,518	$133,518	$133,518	$—	$—
Federal funds sold and interest-bearing deposits in banks	306,544	306,544	—	306,544	—
Loans held-for-sale	26,816	26,816	—	26,816	—
Securities available-for-sale	1,602,476	1,602,476	142,575	1,459,901	—
Securities held-to-maturity	921,436	896,908	—	896,908	—
FHLB stock	30,005	30,005	—	30,005	—
Loans, net of allowance for loan losses and unearned fees	10,500,912	10,484,250	—	—	10,484,250
Covered assets, net of allowance for covered loan losses	96,235	113,593	—	—	113,593
Accrued interest receivable	37,004	37,004	—	—	37,004
Investment in BOLI	53,865	53,865	—	—	53,865
Derivative assets	48,422	48,422	—	47,994	428
Financial Liabilities:
Deposits	$12,013,641	$12,024,079	$—	$9,443,094	$2,580,985
Short-term borrowings	8,400	8,513	—	2,060	6,453
Long-term debt	627,793	598,260	267,360	256,825	74,075
Accrued interest payable	6,326	6,326	—	—	6,326
Derivative liabilities	48,890	48,890	—	48,812	78
17. OPERATING SEGMENTS

We have three primary operating segments: Banking, Asset Management (formerly named Trust and Investments) and the Holding Company. With respect to the Banking and Asset Management segments, each is delineated by the products and services that each segment offers. The Banking operating segment is comprised of commercial and personal banking services, including mortgage originations. Commercial banking services are primarily provided to corporations and other business clients and include a wide array of lending and cash management products. Personal banking services offered to individuals, professionals, and entrepreneurs include direct lending and depository services. The Asset Management segment includes certain activities of our PrivateWealth group, including investment management, personal trust and estate administration, custodial and escrow, retirement plans and brokerage services. The activities of the third operating segment, the Holding Company, include the direct and indirect ownership of our banking subsidiary, the issuance of debt and intersegment eliminations.

The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1, "Summary of Significant Accounting Policies," to the Notes to Consolidated Financial Statements of our 2013 Annual Report on Form 10-K. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated from consolidated results of operations. Financial results for each segment are presented below. For segment reporting purposes, the statement of financial condition of Asset Management is included with the Banking segment.

Operating Segments Performance
(Amounts in thousands)

	Quarters Ended March 31,
	Banking		Asset Management		Holding Company and Other Adjustments		Consolidated
	2014	2013	2014	2013	2014	2013	2014	2013
Net interest income (loss)	$115,152	$109,399	$787	$795	$(7,187)	$(7,154)	$108,752	$103,040
Provision for loan and covered loan losses	3,707	10,357	—	—	—	—	3,707	10,357
Non-interest income	21,872	26,002	4,349	4,394	15	72	26,236	30,468
Non-interest expense	68,660	70,972	4,076	4,388	3,014	3,603	75,750	78,963
Income (loss) before taxes	64,657	54,072	1,060	801	(10,186)	(10,685)	55,531	44,188
Income tax provision (benefit)	24,653	20,779	418	316	(4,045)	(4,177)	21,026	16,918
Net income (loss)	$40,004	$33,293	$642	$485	$(6,141)	$(6,508)	$34,505	$27,270

	Banking		Holding Company and Other Adjustments(1)		Consolidated
Selected Balances	3/31/2014	12/31/2013	3/31/2014	12/31/2013	3/31/2014	12/31/2013
Assets	$12,690,112	$12,465,063	$1,614,670	$1,620,683	$14,304,782	$14,085,746
Total loans	10,924,985	10,644,021	—	—	10,924,985	10,644,021
Deposits	11,982,164	12,069,583	(96,003)	(55,942)	11,886,161	12,013,641

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

18. VARIABLE INTEREST ENTITIES

At March 31, 2014 and December 31, 2013, the Company had no variable interest entity ("VIE") consolidated in its financial statements.

Nonconsolidated VIEs
(Amounts in thousands)

	March 31, 2014		December 31, 2013
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances	$244,793	$—	$244,793	$—
Community reinvestment investments	2,781	3,031	3,121	3,371
TDR loans to commercial clients (1)	46,084	59,858	43,481	48,975
Total	$293,658	$62,889	$291,395	$52,346

(1)	Excludes personal loans and loans to non-for-profit entities.

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

A subset of our community reinvestment investments are investments in limited liability entities that invest in affordable housing projects that qualify for low-income housing tax credits. These investments entitle the Company to tax credits through 2025. As described in Note 2, "Recently Adopted Accounting Pronouncements," as of January 1, 2014, the Company adopted new guidance that permits the Company to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Prior to adoption of this guidance, the Company accounted for all of its investments in qualified affordable housing projects using the effective yield method. As permitted under the new guidance, the Company has elected to continue accounting for preexisting tax credit investments using the effective yield method. Any new investments in qualified affordable housing projects entered into on or after January 1, 2014 that meet certain conditions will be accounted for using the proportional amortization method. As of March 31, 2014, the Company had not entered into any investments in qualified affordable housing projects that would be accounted for using the proportional amortization method.

The carrying value of the Company’s tax credit investments totaled $2.9 million and $3.0 million as of March 31, 2014 and December 31, 2013, respectively. The Company recognizes tax credits related to these investments, tax benefits from the operating losses generated by these investments, and amortization of the principal investment balances, all of which were immaterial during each of the quarters ended March 31, 2014 and 2013. Commitments to provide future capital contributions totaling $1.8 million as of March 31, 2014, are expected to be paid through 2022. These investments are reviewed periodically for impairment. No impairment losses have been recorded for the quarters ended March 31, 2014 and 2013 resulting from the forfeiture or ineligibility of tax credits.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. ("PrivateBancorp," we or the "Company"), is a Delaware corporation and bank holding company headquartered in Chicago, Illinois. The PrivateBank and Trust Company (the "Bank" or the "PrivateBank"), the bank subsidiary of PrivateBancorp, provides customized business and personal financial services to middle market companies and business owners, executives, entrepreneurs and families in all the markets and communities it serves. As of March 31, 2014, we had 33 offices located in ten states, primarily in the Midwest, with a majority of our business conducted in the greater Chicago market.

We deliver a full spectrum of commercial and personal banking products and services to our clients through our commercial banking, community banking and private wealth businesses. We offer clients a full range of lending, treasury management, capital markets and other banking products to meet their commercial needs, and residential mortgage banking, private banking, asset management services to meet their personal needs.

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013. Results of operations for the quarter ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts may constitute forward-looking statements within the meaning of federal securities laws. Forward-looking statements represent management's beliefs and expectations regarding future events, such as our anticipated future financial results, credit quality, revenues, expenses, or other financial items, and the impact of business plans and strategies or legislative or regulatory actions. Forward-looking statements are typically identified by words such as "may," "might," "will," "should," "could," "would," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "project," "potential," or "continue" or other comparable terminology.

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include:

•	continued uncertainty regarding U.S. and global economic outlook that may impact market conditions or prolong weakness in demand for certain banking products and services;

•	unanticipated developments in pending or prospective loan transactions or greater than expected paydowns or payoffs of existing loans;

•	unanticipated changes in interest rates;

•	competitive pressures in the financial services industry that may affect the pricing of the Company’s loan and deposit products as well as its services;

•
unforeseen credit quality problems or changing economic conditions that could result in charge-offs greater than we have anticipated in our allowance for loan losses or changes in value of our investments;

•	lack of sufficient or cost-effective sources of liquidity or funding as and when needed;

•	loss of key personnel or an inability to recruit and retain appropriate talent;

•	potential impact of adapting to the new capital standards and capital stress testing requirements;

•	greater than anticipated impact on costs, revenues and offered products and services associated with the implementation of other regulatory changes; or

•	failures or disruptions to our data processing or other information or operational systems, including the potential impact of disruptions or breaches at our third party service providers.

These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Readers should also consider the risks, assumptions and uncertainties set forth in the "Risk Factors" section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-Q, as well as those set forth in our subsequent periodic and current reports filed with the SEC. Forward-looking statements speak only as of the date they are made and we assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

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

Our most significant accounting policies are presented in Note 1, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements in our 2013 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, income taxes and fair value measurements are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

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

If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses. Impaired loans exceeding $500,000 are evaluated individually, while loans less than $500,000 are evaluated as pools using historical loss experience, as well as management’s loss expectations, for the respective asset class and product type. Of total impaired loans of $120.3 million at March 31, 2014, 77% had balances in excess of $500,000.

All impaired loans and their related reserves are reviewed and updated each quarter. Any impaired loan for which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination is made.

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one-year old, a new appraisal is obtained on the underlying collateral. The Company generally obtains "as is" appraisal values for use in the evaluation of collateral-dependent impaired loans. Appraisals for collateral-dependent impaired loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is also performed at the six-month interval between annual appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either adjusted downward or a new appraisal is required to support the value of the impaired loan. With an immaterial number of exceptions, all appraisals and internal reviews are current under this methodology at March 31, 2014.

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

The general reserve methodology produces an estimated range of potential losses by product types within each vintage. The methodology also considers where a given product type is within the range of potential losses based on an estimate of the loss emergence period. The loss emergence period is an estimate of the length of time for potential losses embedded in the portfolio today to be recognized. Factors that affect the loss emergence period include the macroeconomic landscape, industry factors, and borrower specific performance. In general, the loss emergence period tends to lengthen in times of improving conditions and shortens in time of economic distress. In the first quarter of 2014, we lengthened the estimate of the loss emergence period in our modeling for most of our product categories. We consider the appropriate balance of the general allocated component of the reserve in relation to a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the basic allowance framework as well as market and economic data and management judgment. In certain instances, these additional factors and judgments may lead management to conclude that the appropriate level of the reserve is outside the range determined through the basic allowance framework.

Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans; estimated losses on pools of homogeneous loans based on historical loss experience, risk ratings, product type, and vintage; and consideration of current economic trends and portfolio attributes, all of which may be susceptible to significant change. For instance, loss factors in our allowance methodology typically reflect the Company’s more recent loss severity, by product, on a trailing twelve or eighteen month basis. These loss factors consider both cumulative charge-offs and other real estate owned ("OREO") valuation adjustments over the period in the individual product categories that we evaluate in our allowance model. Default estimates use a multi-year originating vintage and rating approach. We also consider the loss emergence period based on our historical experience when evaluating the range of potential loss exposure. In addition, we compare current model-derived and historically-established reserve levels to recent charge-off trends and history in considering the appropriate final level of reserve at each product level.

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

Goodwill is allocated to reporting units at acquisition. The Company has two reporting units with allocated goodwill: Banking and Asset Management. Subsequent to initial recognition, goodwill is not amortized but, instead, is tested for impairment at the reporting unit level at least annually or more often if an event occurs or circumstances change that would indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible or regulatory capital.

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

In conjunction with our annual goodwill impairment test performed as of October 31, 2013, we did not elect to perform a qualitative assessment and chose to proceed with the quantitative two-step test. As a result of our step one analysis, the Company determined that the fair value of both the Banking and Asset Management (excluding Lodestar) reporting units exceeded their respective carrying amounts. As such, both of the Company's reporting units with allocated goodwill "passed" step one of the goodwill impairment test, and no further analysis was required to support the conclusion that goodwill was not impaired as of October 31, 2013. The Banking reporting unit's fair value exceeded its carrying amount by 73%, while the Asset Management reporting unit's fair value exceeded its carrying amount by approximately 161%. We are not aware of any events or circumstances that would indicate goodwill is impaired at March 31, 2014. In connection with the sale of Lodestar on December 31, 2013, $226,000 of the goodwill assigned to Asset Management was allocated to Lodestar and written off, inclusive of an impairment charge of $146,000 recorded in connection with the sale.

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

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2013 and the first quarter 2014, there were no events or circumstances to indicate that there may be impairment of intangible assets. The Company's intangible assets include core deposit premiums, client relationships, and assembled workforce intangibles. All of these intangible assets have finite lives and are amortized over varying periods not exceeding 12 years.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of "more likely than not." In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at March 31, 2014. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of March 31, 2014, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretations of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. As of March 31, 2014, we had $347,000 of unrecognized tax benefits relating to uncertain tax positions that, if recognized, would impact the effective tax rate.

For additional discussion of income taxes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes," Note 13 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q, and Notes 1 and 15 of "Notes to Consolidated Financial Statements" in our 2013 Annual Report on Form 10-K.

Fair Value Measurements

Certain of the Company’s assets and liabilities are measured at fair value at each reporting date, including securities available-for-sale, derivatives, and certain loans held-for-sale. Additionally, other assets are measured at fair value on a nonrecurring basis, including impaired loans and OREO, which are subject to fair value adjustments under certain circumstances.

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

USE OF NON-U.S. GAAP FINANCIAL MEASURES

This report contains both U.S. GAAP and non-U.S. GAAP financial measures. These non-U.S. GAAP financial measures include net interest income, net interest margin, net revenue, operating profit, and efficiency ratio all on a fully taxable-equivalent basis, return on average tangible common equity, Tier 1 common equity to risk-weighted assets,, tangible common equity to risk-weighted assets, tangible common equity to tangible assets, and tangible book value. We believe that presenting these non-U.S. GAAP financial measures will provide information useful to investors in understanding our underlying operational performance, our business, and performance trends and facilitates comparisons with the performance of others in the banking industry. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measure, as well as the reconciliation to the comparable U.S. GAAP financial measure, can be found in Table 27. These disclosures should not be viewed as a substitute for operating results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-U.S. GAAP performance measures that may be presented by other companies.

FIRST QUARTER OVERVIEW

For the quarter ended March 31, 2014, we reported net income available to common stockholders of $34.5 million, a $7.2 million increase, or 27%, compared to $27.3 million for the first quarter of 2013, and a slight increase compared to the fourth quarter 2013 of $33.7 million. Diluted earnings per share was $0.44, an increase of 26% compared to $0.35 per share in the first quarter 2013, and an increase of 2% compared to $0.43 in the previous quarter. As a result of strong first quarter 2014 financial results, our annualized return on average assets grew to 1.00% and our annualized return on average common equity grew to 10.48%, both significant improvements from the year ago quarter when these performance ratios were 0.81% and 9.01%, respectively. Our efficiency ratio was 55.8% for the quarter ended March 31, 2014, compared to 58.8% in the first quarter 2013.

Compared to the first quarter 2013, the increase in earnings for the current quarter was driven primarily by a reduction in credit- related costs, including lower provision for loan losses and net foreclosed property expenses and improvement in net interest income which was largely due to loan growth over the past four quarters. These same factors contributed to the increase in operating profit of $4.7 million to $60.0 million for first quarter 2014 compared to $55.3 million for first quarter 2013. Net revenue was $135.8 million, up $1.5 million from the first quarter 2013 as loan growth and lower funding costs offset the impact of declining loan yields and lower non-interest income. Net interest income for first quarter 2014 increased $5.7 million compared to the first quarter 2013, benefiting from reduced deposit costs and the prepayment of $120.0 million subordinated debt in fourth quarter 2013. Net interest margin increased 4 basis points to 3.23% for first quarter 2014 compared to 3.19% for the year ago quarter and was due to lower rates paid on average interest-bearing liabilities more than offsetting declining loan and security yields (despite the growth in the loan portfolio), along with nonrecurring interest recoveries that contributed a 4 basis point benefit to loan yields. Non-interest income declined compared to the first quarter 2013, as fee revenue from mortgage banking and capital markets declined, offset in part by growth in treasury management. Non-interest expenses declined from the prior year quarter, primarily resulting from a meaningful decline in various credit-related costs in line with reduced OREO and problem loans.

Credit quality metrics for first quarter 2014 were generally similar to slightly improved from year end 2013. At March 31, 2014, nonperforming assets declined 4% from December 31, 2013 and was primarily attributable to sales of foreclosed real estate ("OREO"). At March 31, 2014, OREO was $23.6 million, a reduction of $5.0 million from December 31, 2013. Nonperforming assets to total assets were 0.82% at March 31, 2014, compared to 0.87% at December 31, 2013. At March 31, 2014 our allowance for loan losses as a percentage of total loans was 1.34%, unchanged from December 31, 2013. The provision for loan losses declined for the eleventh consecutive quarter, with net recoveries totaling $210,000 in first quarter 2014 as compared to net charge-offs of $17.6 million in the first quarter 2013, while the provision for loan losses declined by $6.7 million to $3.4 million in the first quarter 2014 compared to $10.1 million for first quarter 2013. The primary influences on the provision for loan loss expense in the first quarter 2014 were loan growth, changes in composition of the loan portfolio and the impact of net recoveries.

Total loans grew 3% to $10.9 billion at March 31, 2014 from $10.6 billion at year end 2013, primarily driven by commercial and industrial loans to new clients. Total commercial and industrial loans comprise 68% of total loans at March 31, 2014 compared to 67% at year end 2013 and 65% a year ago.

Total deposits at March 31, 2014 decreased slightly to $11.9 billion from year end 2013 primarily driven by reductions in noninterest-bearing deposits. Noninterest-bearing demand deposits, which typically have been higher in the second half of the year, comprised 26% of total deposits at March 31, 2014, comparable to levels at year end 2013 and up from 24% a year ago. Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts, which are typically larger than retail accounts, and are heavily influenced by the cash positions of our commercial middle market clients, which will fluctuate based on their business needs.

Please refer to the remaining sections of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for greater discussion of the various components of our 2014 performance, statement of financial condition and liquidity.

The following table presents selected quarterly financial data highlighting operating performance trends over the past year.

Table 1
Consolidated Financial Highlights
(Dollars in thousands, except per share data)

	As of and for the Quarters Ended
	2014	2013
	March 31	December 31	September 30	June 30	March 31
Selected Operating Statistics
Net income	$34,505	$33,706	$33,058	$28,915	$27,270
Effective tax rate	37.9%	38.6%	39.0%	38.0%	38.3%
Net interest income	$108,752	$108,456	$105,835	$103,732	$103,040
Fee revenue (1)	25,905	26,641	27,655	28,873	29,827
Net revenue (2)	135,788	136,036	134,426	133,546	134,292
Operating profit (2)	60,038	60,209	63,157	56,291	55,329
Provision for loan losses (3)	3,449	4,910	7,797	8,309	10,148
Per Share Data
Basic earnings per share	$0.44	$0.43	$0.42	$0.37	$0.35
Diluted earnings per share	0.44	0.43	0.42	0.37	0.35
Tangible book value at period end (2)(4)	$15.90	$15.43	$15.05	$14.52	$14.49
Dividend payout ratio	2.27%	2.33%	2.38%	2.70%	2.86%
Performance Ratios
Return on average common equity	10.48%	10.28%	10.43%	9.28%	9.01%
Return on average assets	1.00%	0.96%	0.96%	0.86%	0.81%
Return on average tangible common equity (2)	11.50%	11.33%	11.55%	10.30%	10.04%
Net interest margin (2)	3.23%	3.18%	3.18%	3.22%	3.19%
Efficiency ratio (2)(5)	55.79%	55.74%	53.02%	57.85%	58.80%
Credit Quality (3)
Total nonperforming loans to total loans	0.86%	0.89%	1.09%	1.20%	1.28%
Total nonperforming assets to total assets	0.82%	0.87%	1.07%	1.33%	1.51%
Allowance for loan losses to total loans	1.34%	1.34%	1.40%	1.47%	1.53%
Balance Sheet Highlights
Total assets	$14,304,782	$14,085,746	$13,869,140	$13,476,493	$13,372,230
Average earning assets	13,564,530	13,472,632	13,154,557	12,858,942	13,026,571
Loans (3)	10,924,985	10,644,021	10,409,443	10,094,636	10,033,803
Allowance for loan losses (3)	(146,768)	(143,109)	(145,513)	(148,183)	(153,992)
Deposits	11,886,161	12,013,641	11,832,556	11,308,332	11,392,303
Noninterest-bearing deposits	3,103,736	3,172,676	3,106,986	2,736,868	2,756,879
Brokered time deposits	$1,097,865	$1,119,777	$1,303,596	$1,190,796	$983,625
Deposits to loans (3)	108.80%	112.87%	113.67%	112.02%	113.54%

	As of
	2014	2013
	March 31	December 31	September 30	June 30	March 31
Capital Ratios
Total risk-based capital	13.39%	13.30%	13.48%	13.70%	13.58%
Tier 1 risk-based capital	11.19%	11.08%	11.05%	11.04%	10.90%
Tier 1 leverage ratio	10.60%	10.37%	10.32%	10.25%	9.86%
Tier 1 common equity to risk-weighted assets (2)(6)	9.33%	9.19%	9.11%	9.05%	8.89%
Tangible common equity to tangible assets (2)(7)	8.74%	8.57%	8.49%	8.43%	8.48%

(1)	Computed as total non-interest income less net securities gains (losses).

(2)	This is a non-U.S. GAAP financial measure. Refer to Table 27 for a reconciliation from non-U.S. GAAP to U.S. GAAP.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

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

The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in Note 1 of "Notes to Consolidated Financial Statements" contained in our 2013 Annual Report on Form 10-K.

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

Table 2 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 2014 and 2013. The table also presents the trend in net interest margin on a quarterly basis for 2013 and 2012, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, Table 2 details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume and rate changes.

Quarter ended March 31, 2014 compared to quarter ended March 31, 2013

Table 2
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Quarters Ended March 31,						Attribution of Change in Net Interest Income (1)
	2014			2013
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$233,311	$142	0.24%	$335,916	$208	0.25%	$(62)	$(4)	$(66)
Securities:
Taxable	2,237,628	13,255	2.37%	2,106,304	12,822	2.44%	784	(351)	433
Tax-exempt (3)	265,551	2,329	3.51%	220,522	2,286	4.15%	426	(383)	43
Total securities	2,503,179	15,584	2.49%	2,326,826	15,108	2.60%	1,210	(734)	476
FHLB stock	30,005	33	0.44%	38,129	90	0.94%	(16)	(41)	(57)
Loans, excluding covered assets:
Commercial	7,186,657	78,215	4.35%	6,529,029	71,256	4.37%	7,158	(199)	6,959
Commercial real estate	2,487,677	22,009	3.54%	2,651,132	25,392	3.83%	(1,512)	(1,871)	(3,383)
Construction	315,136	3,077	3.91%	188,211	1,953	4.15%	1,245	(121)	1,124
Residential	350,388	3,357	3.83%	406,091	3,762	3.71%	(530)	125	(405)
Personal and home equity	362,335	2,753	3.08%	389,395	3,206	3.34%	(215)	(238)	(453)
Total loans, excluding covered assets(4)	10,702,193	109,411	4.09%	10,163,858	105,569	4.16%	6,146	(2,304)	3,842
Covered assets (5)	95,842	788	3.30%	161,842	1,218	3.02%	(534)	104	(430)
Total interest-earning assets (3)	13,564,530	$125,958	3.72%	13,026,571	$122,193	3.75%	$6,744	$(2,979)	$3,765
Cash and due from banks	146,746			142,925
Allowance for loan and covered loan losses	(164,933)			(188,894)
Other assets	483,870			636,726
Total assets	$14,030,213			$13,617,328
Liabilities and Equity:
Interest-bearing demand deposits	$1,293,652	$942	0.30%	$1,264,740	$1,115	0.36%	$25	$(198)	$(173)
Savings deposits	284,703	196	0.28%	274,310	164	0.24%	6	26	32
Money market accounts	4,660,158	3,778	0.33%	4,566,766	4,235	0.38%	85	(542)	(457)
Time deposits	1,443,401	3,642	1.02%	1,525,931	3,936	1.05%	(209)	(85)	(294)
Brokered time deposits	1,104,107	1,164	0.43%	1,000,613	1,193	0.48%	116	(145)	(29)
Total interest-bearing deposits	8,786,021	9,722	0.45%	8,632,360	10,643	0.50%	23	(944)	(921)
Short-term and secured borrowings	43,289	196	1.81%	92,906	118	0.51%	(91)	169	78
Long-term debt	627,793	6,488	4.13%	499,793	7,608	6.09%	1,671	(2,791)	(1,120)
Total interest-bearing liabilities	9,457,103	16,406	0.70%	9,225,059	18,369	0.80%	1,603	(3,566)	(1,963)
Noninterest-bearing demand deposits	3,101,219			3,005,007
Other liabilities	136,478			159,634
Equity	1,335,413			1,227,628
Total liabilities and equity	$14,030,213			$13,617,328
Net interest spread (3)			3.02%			2.95%
Contribution of noninterest-bearing sources of funds			0.21%			0.24%
Net interest income/margin (3)		109,552	3.23%		103,824	3.19%	$5,141	$587	$5,728
Less: tax equivalent adjustment		800			784
Net interest income, as reported		$108,752			$103,040

(footnotes on following page)

Table 2 Net Interest Income and Margin Analysis (Continued) (Dollars in thousands)

	Quarterly Net Interest Margin Trend
	2014	2013
	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	3.72%	3.69%	3.71%	3.77%	3.75%
Cost of interest-bearing liabilities	0.70%	0.73%	0.75%	0.78%	0.80%
Net interest spread (3)	3.02%	2.96%	2.96%	2.99%	2.95%
Contribution of noninterest-bearing sources of funds	0.21%	0.22%	0.22%	0.23%	0.24%
Net interest margin (3)	3.23%	3.18%	3.18%	3.22%	3.19%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $6.2 million and $5.1 million in net loan fees for the quarters ended March 31, 2014 and 2013, respectively.

(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(4)
Average loans on a nonaccrual basis for the recognition of interest income totaled $93.0 million and $137.0 million for the quarters ended March 31, 2014 and 2013, respectively, and are included in loans for purposes of this analysis. Interest foregone on impaired loans was estimated to be approximately $870,000 and $1.4 million for the quarters ended March 31, 2014 and 2013, respectively, calculated based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation ("FDIC")-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

Net interest income on a tax-equivalent basis increased $5.7 million, or 6%, to $109.6 million for first quarter of 2014, compared to $103.8 for the first quarter of 2013. Interest income for the first quarter 2014 increased $3.8 million compared to the same period a year ago primarily due to $538 million in higher average loan balances and included nonrecurring interest recoveries which totaled $1.2 million. The increase in net interest income also benefited from a $2.0 million decrease in interest expense driven primarily by a reduction in interest costs of $1.1 million on long term debt and $921,000 on interest-bearing deposits. The reduction in interest costs on long-term debt was attributable in part to the retirement of $120 million of subordinated debt in the fourth quarter of 2013.

Average interest-earning assets grew $538.0 million from the prior year period primarily driven by a $657.6 million increase in average commercial loan balances from the prior year period. Average interest-bearing deposits grew $153.7 million from the prior year period reflecting an increase in all interest-bearing deposit categories, excluding time deposits. Average short-term debt declined $49.6 million as average short-term FHLB advances were higher in first quarter 2013, and average long-term debt increased $128.0 million in first quarter 2014 which reflected the net effect of actions taken during fourth quarter 2013 and included the prepayment of subordinated debt and $250 million increase in long-term FHLB advances.

Net interest margin was 3.23% for the first quarter 2014, up 4 basis points from 3.19% reported for first quarter 2013 as the reduction of excess liquidity and improvements in cost of funds offset the decline in loan and securities yields. Despite competitive pressures, loan yields have been aided by 4 basis points of interest recoveries in the current quarter, which are not expected to recur, compared to none in the prior year quarter. Loan yields also benefited from our commercial loan hedging program, which contributed 8 basis points in the current quarter, compared to 4 basis points in first quarter 2013, and had an overall effect on net interest margin of 6 basis points in first quarter 2014 and 3 basis points in first quarter 2013. Further, our loan portfolio mix continues to shift toward commercial loans, which include specialty lines such as healthcare and engineering and construction, and can command pricing premiums due to elevated complexity and risk and the industry expertise required. The 10 basis points reduction on cost of funds for the current quarter was driven in part by reduced cost of deposits, which declined by 5 basis points, and reduced borrowing costs. It was offset in part by a 3 basis points reduction in the value of noninterest-bearing deposits. Average noninterest-bearing deposits and average equity, our principal sources of noninterest bearing funds, increased in total by $204.0 million from first quarter 2013, but the lower interest rate environment continues to reduce their value within the net interest margin.

In the continued low rate environment with pressure on loan yields, competition remains strong which has influenced loan pricing. Despite the highly competitive environment, we maintain a selective and disciplined approach to structure, pricing and overall returns as we selectively add and develop new client relationships. We continue to see some downward pressure on loan renewals, which remain very competitive, and have resulted in a compression on overall loan yields. We do not anticipate significant benefit to net interest margin in the near term from downward repricing of deposits as the nature and composition of our deposit base may not reprice downward at the same pace as competitor banks, which have a greater concentration in retail deposits.

Provision for loan losses

The provision for loan losses, excluding the provision for covered loans, totaled $3.4 million for the quarter ended March 31, 2014, down from $10.1 million for the same period in 2013. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the allowance deemed adequate to cover inherent loan losses after net charge-offs have been deducted. The current period provision compared to the prior year like quarter benefited from continuing portfolio improvement in overall credit metrics and the reduced requirement for specific reserves on a smaller population of impaired loans. Impaired loans were $120.3 million at March 31, 2014, down 31% from $175.2 million at March 31, 2013. In addition, the current period provision benefited from larger than average recoveries exceeding charge-offs resulting in net recoveries totaling $210,000 compared to net charge-offs of $17.6 million for the same period in 2013. The current period elevated level of recoveries of $5.1 million was largely attributable to a single credit previously charged-off. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see "Critical Accounting Policies" and "Credit Quality Management and Allowance for Loan Losses."

Provision for covered loan losses

For the quarter ended March 31, 2014, the provision for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement totaled $258,000, compared to $209,000 for the quarter ended March 31, 2013. The provision for covered loan losses represents the 20% portion of expected losses on covered loans that would not be subject to reimbursement by the FDIC. For further information regarding the FDIC-assisted transaction, see "Covered Assets."

Non-interest Income

Non-interest income is derived from a number of sources related to our banking activities, including mortgage banking income, fees from our Asset Management business, the sale of derivative products to clients through our capital markets group, treasury management fees, loan and credit-related fees and syndication fees. The following table presents a break-out of these multiple sources of revenue.

Table 3
Non-interest Income Analysis
(Dollars in thousands)

	Quarters Ended March 31,
	2014	2013	% Change
Asset management	$4,347	$4,394	-1
Mortgage banking	1,632	4,170	-61
Capital markets products	4,083	5,039	-19
Treasury management	6,599	5,924	11
Loan, letter of credit and commitment fees	4,634	4,077	14
Syndication fees	3,313	3,832	-14
Deposit service charges and fees and other income	1,297	2,391	-46
Subtotal fee revenue	25,905	29,827	-13
Net securities gains	331	641	-48
Total non-interest income	$26,236	$30,468	-14

First quarter 2014 compared to first quarter 2013

Non-interest income for first quarter 2014 totaled $26.2 million, decreasing $4.2 million, or 14% compared to the first quarter 2013, with declines in mortgage banking revenue, capital markets revenue, syndication fees, deposit service charges and fees and other income. These decreases were partially offset by increases in treasury management and loan, letters of credit and commitment fees. Excluding net securities gains/losses, non-interest income decreased $3.9 million, or 13%, to $25.9 million for first quarter 2014, compared to $29.8 million for first quarter 2013.

Asset management fee revenue declined $47,000, or 1%, from first quarter 2013. Strong client growth and market improvement more than offset the impact of the sale of Lodestar, our former wholly-owned investment management subsidiary, in fourth quarter 2013. The following table presents the composition of asset management income and assets under management and administration ("AUMA"), as of and for the dates shown.

	As of and For Quarters Ended March 31,
(Dollars in thousands)	2014		2013
	Amount	% of Total	Amount		% of Total
Asset management income
Managed fee income	$3,823	88	$3,959		90
Custodian fee income	524	12	435		10
Total asset management income	$4,347	100	$4,394	(1)	100

	As of				% Change
	3/31/2014	12/31/2013	3/31/2013		3/31-12/31	3/31-3/31
AUMA
Managed assets	$3,372,879	$3,225,689	$3,076,599		5	10
Custody assets	2,663,502	2,506,291	2,438,600		6	9
Total AUMU	$6,036,381	$5,731,980	$5,515,199	(2)	5	9

(1)	Includes $710,000 from Lodestar.

(2)	Includes $539.5 million of assets from Lodestar, of which $281.1 million at March 31, 2014 was retained subsequent to the sale, primarily in custody assets.

AUMA grew to just over $6.0 billion during the current quarter compared to $5.7 billion at December 31, 2013 and $5.5 billion at March 31, 2013. Growth for both comparative periods is primarily attributable to continued client acquisition and cross-selling asset management services to new clients, and to a lesser extent the overall stock market improvements. The pricing on asset management accounts varies depending on the type of services provided. Managed fee income includes fees earned on investment management, personal trust and estate administration, and retirement plan and brokerage services. Custodial fee income includes fees earned on "qualified custodian," escrow accounts, and standard custody, all of which have significantly lower fees recognized than on managed assets. Fees earned on "qualified custodian" and escrow assets are typically a flat fee structure while standard custody and managed assets are generally based on the market value of the assets on the last day of the prior quarter or month and therefore subject to volatility.

Revenue from our mortgage banking business, which includes gains on loans sold and certain mortgage related loan fees, declined to $1.6 million, compared to $4.2 million for first quarter 2013. The current quarter decline is due to a lower volume of loan sales offset slightly by improving spreads in the current quarter compared to the prior year comparative period. In addition, application volumes are down in the current quarter compared to a year ago comparative period as demand for refinancings have slowed in the industry with the increase in mortgage rates. We sold $57.7 million of mortgage loans in the secondary market, generating gains of $1.3 million in first quarter 2014 compared to $171.2 million of mortgage loans sold, generating gains of $3.1 million, in the prior year period. Purchase activity increased during first quarter 2014, while refinancing activity declined compared to the first quarter 2013. The rise in longer-term interest rates will likely continue to pressure refinance activity and application volumes.

Capital markets products income declined $1.0 million from first quarter 2013 and included a negative $66,000 CVA in the current quarter compared to a positive CVA of $246,000 for the first quarter 2013. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income declined $644,000, or 13%, compared to first quarter 2013. The current period decline was attributable to a shift in product mix by clients into transactions with lower margins and a lower level of swap activity compared to the prior year quarter. Our capital markets business opportunities are sensitive to our clients' outlook on short-term interest rates.

Treasury management income increased $675,000, or 11%, from first quarter 2013. Revenue growth for these services is driven by the acquisition of new middle-market lending clients as an expansion to their credit relationship with the Bank, and influenced by the nature of the client's business, though often subject to a three-to-six month lag of implementation. The current year increase reflects ongoing success in cross-selling treasury management services to new commercial clients as we continue to build client relationships and, to a lesser extent, a decrease in our earnings credit rate (the rate applied to balances maintained in the client's deposit account to offset activity charges) in the latter part of 2013 and first quarter 2014. Similar to loan originations, we have experienced increased competition with treasury management services.

Loan, letter of credit, and commitment fees increased $557,000, or 14%, from first quarter 2013, principally due to $326,000, or 18% increase in standby letter of credit fees and $184,000, or 9% increase in unused commitment fees. The majority of our unused commitment fees related to revolving facilities, which at March 31, 2014 totaled $7.7 billion, of which $4.1 billion were unused. In comparison, at March 31, 2013, commitments related to revolving facilities totaled $7.1 billion, of which $4.0 billion were unused.

Syndication fees declined $519,000, or 14%, from first quarter 2013. During the first quarter 2014, we participated in 14 led or co-led syndicated loan transactions, five of which were new during the quarter, retaining $304.6 million, resulting in $3.3 million of syndication fee revenue. The prior year period included increased activity attributable to the higher level of fourth quarter 2012 loan origination activity and first quarter 2013 deals. Syndication fees tend to fluctuate period to period depending on market conditions, loan origination trends, and portfolio management decisions.

Deposit service charges and fee and other income declined $1.1 million or 46% from first quarter 2013 as the prior year quarter contained a $1.1 million gain on loans held for sale related to a specific loan.

Non-interest Expense

Table 4
Non-interest Expense Analysis
(Dollars in thousands)

	Quarters Ended March 31,
	2014	2013	% Change
Compensation expense:
Salaries and wages	$24,973	$24,015	4
Share-based costs	3,685	2,863	29
Incentive compensation and commissions	8,244	8,713	-5
Payroll taxes, insurance and retirement costs	7,718	7,549	2
Total compensation expense	44,620	43,140	3
Net occupancy expense	7,776	7,534	3
Technology and related costs	3,283	3,464	-5
Marketing	2,413	2,317	4
Professional services	2,759	1,899	45
Outsourced servicing costs	1,464	1,634	-10
Net foreclosed property expense	2,823	6,643	-58
Postage, telephone, and delivery	825	843	-2
Insurance	2,903	2,539	14
Loan and collection	1,056	2,777	-62
Other operating expense:
Supplies and printing	160	126	27
Subscriptions and dues	298	224	33
Education and training	214	215	*
Internal travel and entertainment	346	276	25
Investment manager expense	706	513	38
Bank charges	215	260	-17
Intangibles amortization	756	782	-3
Provision for unfunded commitments	496	1,723	-71
Other expenses	2,637	2,054	28
Total other operating expenses	5,828	6,173	-6
Total non-interest expense	$75,750	$78,963	-4
Full-time equivalent ("FTE") employees at period end	1,130	1,099	3
Operating efficiency ratios:
Non-interest expense to average assets	2.19%	2.35%
Net overhead ratio (1)	1.43%	1.44%
Efficiency ratio (2)	55.79%	58.80%

*	Less than 1%

(1)	Computed as non-interest expense, less non-interest income, annualized, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 27, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

First quarter 2014 compared to first quarter 2013

Non-interest expense declined by $3.2 million, or 4%, for first quarter 2014 as compared to first quarter 2013. The decline reflects lower credit-related costs (i.e. net foreclosed property expense and loan and collection expense) attributable to lower level of nonperforming assets, reduced mortgage activity, and lower provision for unfunded commitment reserves. The current year improvements were partially offset by higher compensation expense, professional services expense, and total other expenses in first quarter 2014.

Compensation expense increased $1.5 million, or 3%, from first quarter 2013, due to more employees, annual compensation adjustments of approximately $1.0 million and higher share-based compensation costs which increased $822,000, or 29%, from first quarter 2013 in connection with the full implementation of annual award programs which began in 2011. The current period increase was partially offset by lower mortgage banking commissions due to reduced mortgage revenue and the elimination of incentive compensation included in the prior year period for our investment management subsidiary sold at year end.

Professional services expense, which includes fees paid for legal services in connection with corporate activities, accounting, and consulting services, increased $860,000, or 45%, from first quarter 2013, due to the increase in risk management and services consultants and recruiting fees.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, and property ownership costs associated with the maintenance of OREO, declined $3.8 million, or 58%, compared to first quarter 2013. The current quarter decrease was primarily due to a $447,000 reduction in net losses on sales of OREO from the prior year quarter and a $3.0 million reduction in OREO write-downs. Net losses on sale were $317,000 on $4.2 million of OREO sold in first quarter 2014, as compared to net losses of $764,000 on $9.8 million of OREO sold in first quarter 2013. In addition, property ownership costs, such as property management and real estate taxes, were down $576,000 from the prior year quarter as the population of OREO had declined from $73.9 million at March 31, 2013 to $23.6 million at March 31, 2014. Refer to the "Foreclosed Real Estate" discussion in the "Loan Portfolio and Credit Quality" section below for more information regarding our OREO portfolio and valuation process.

Insurance expense increased $364,000, or 14%, from first quarter 2013 as the prior year quarter included $710,000 in refunds on previously paid deposit insurance assessments and was partially offset in the current quarter by lower deposit insurance premiums reflecting improving credit quality metrics and an increase of deposits in our funding mix compared to levels at March 31, 2013.

Loan and collection expense, which consists of certain non-reimbursable costs associated with loan origination and servicing activities and loan remediation costs (including associated legal fees) of problem loans, declined $1.7 million, or 62%, from first quarter 2013. In first quarter 2014, workout-related costs declined $641,000 on a lower nonperforming loan base, while non-workout loan expenses decreased $1.1 million from reduced volumes of mortgage activity coupled with lower credit-related costs on new and renewed loans.

Other expenses declined $345,000, or 6%, from first quarter 2013. Other expenses include bank charges, costs associated with the CDARS® product offering, intangible asset amortization, education-related costs, subscriptions, provision for unfunded commitments, and miscellaneous losses and expenses. The decline was primarily related to a $1.2 million reduction of the unfunded commitments provision that was previously provided for in the first quarter 2013 and related to a specific credit. This was partially offset by higher other miscellaneous operating costs.

Our efficiency ratio was 55.8% for first quarter 2014, improving from 58.8% for first quarter 2013, indicating steady revenue and lower non-interest expenses primarily reflective of lower foreclosed property and credit-related costs and activities.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. For the quarter ended March 31, 2014, we recorded an income tax provision of $21.0 million on pre-tax income of $55.5 million (equal to a 37.9% effective tax rate) compared to an income tax provision of $16.9 million on pre-tax income of $44.2 million for the quarter ended March 31, 2013 (equal to a 38.3% effective tax rate).

The decrease in our effective tax rate in the first quarter 2014 compared to the first quarter of 2013 was primarily due to tax benefits from establishing deferred tax assets as a result of a New York State tax reform bill enacted during the first quarter 2014.

Net deferred tax assets totaled $95.3 million at March 31, 2014. We have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that the Company has cumulative book income for financial statement purposes at March 31, 2014, measured on a trailing three-year basis. In addition, we considered the Company's recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

For calendar year 2014, we currently expect the effective tax rate to be in the range of 38-39%, although a number of factors will continue to influence that estimate.

Operating Segments Results

We have three primary business segments: Banking, Asset Management, and Holding Company Activities.

Banking

Our Banking segment is the Company's most significant segment, as it represents 89% of consolidated total assets and generates nearly all of the Company's net income. The net income for the Banking segment for the quarter ended March 31, 2014 was $40.0 million, an increase of $6.7 million from net income of $33.3 million for the prior year period. The increase in net income for the Banking segment was primarily due to a $6.7 million decline in the provision for loan and covered loan losses compared to the prior year period, largely driven by improvements in credit quality metrics and increased recoveries. Also contributing to the increase in net income was the decline in non-interest expense, including a $3.8 million decline in net foreclosed property expense due to lower OREO balances and a $1.7 million decrease in loan and collection expense resulting from better credit quality and lower mortgage banking activity.

Total loans for the Banking segment were $10.9 billion and $10.6 billion at March 31, 2014 and December 31, 2013, respectively. Total deposits declined slightly from December 31, 2013 levels of $12.1 billion to $12.0 billion at March 31, 2014.

Asset Management

The Asset Management segment (formerly named Trust and Investments) includes investment management, personal trust and estate administration, custodial and escrow, retirement plans and brokerage services.

Net income from Asset Management increased to $642,000 for first quarter 2014 from $485,000 for the prior year period. The prior year period includes fees and costs generated by our investment management subsidiary that we sold in December 2013. During first quarter 2014, the Asset Management segment nearly fully replaced fees lost from the sale at an overall lower cost to the segment, contributing to the 32% increase in net income for the current period. This was achieved through continued client acquisition and overall stock market improvements. AUMA grew to $6.0 billion at March 31, 2014 from $5.7 billion at December 31, 2013 benefiting from growth in both managed and custody assets.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in its bank subsidiary. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of compensation expense allocated to the Holding Company and professional fees. The Holding Company Activities segment reported a net loss of $6.1 million for the quarter ended March 31, 2014, compared to a net loss of $6.5 million for the prior year period. The lower net loss in the first quarter 2014 as compared to the prior year period was the result of a decline in share-based costs allocated to the Holding Company. The Holding Company had $96.0 million in cash at March 31, 2014, compared to $55.9 million at December 31, 2013 and included the receipt of $50.0 million in dividends from the Bank during first quarter 2014.

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

Table 5
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of March 31, 2014			As of December 31, 2013
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$166,914	$169,607	6	$142,575	$145,716	6
U.S. Agency securities	45,801	47,297	2	45,528	47,409	2
Collateralized mortgage obligations	166,924	160,713	6	176,116	169,775	7
Residential mortgage-backed securities	925,004	907,186	36	963,107	946,656	38
State and municipal securities	272,263	267,472	11	274,650	271,135	11
Foreign sovereign debt	500	500	*	500	500	*
Total available-for-sale	1,577,406	1,552,775	61	1,602,476	1,581,191	64
Held-to-Maturity
Collateralized mortgage obligations	63,098	65,779	2	64,072	67,335	3
Residential mortgage-backed securities	777,742	786,650	30	673,773	688,410	27
Commercial mortgage-backed securities	164,554	169,620	6	157,973	164,607	6
State and municipal securities	1,175	1,165	1	1,090	1,084	*
Total held-to-maturity	1,006,569	1,023,214	39	896,908	921,436	36
Total securities	$2,583,975	$2,575,989	100	$2,499,384	$2,502,627	100

*	Less than 1%

As of March 31, 2014, our securities portfolio totaled $2.6 billion, an increase from $2.5 billion at December 31, 2013. During the quarter ended March 31, 2014, purchases of securities totaled $213.2 million, with $86.2 million in the available-for-sale portfolio and $127.0 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represent the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency-guaranteed residential mortgage-backed securities and state and municipal securities, as well as purchases of residential agency guaranteed mortgage-backed securities, state and municipal securities and U.S. Treasury securities.

In conjunction with ongoing portfolio management and rebalancing activities, during the quarter ended March 31, 2014, we sold $47.5 million in primarily residential mortgage-backed securities and collateralized mortgage obligations, resulting in a net securities gain of $331,000.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprised 81% of the total portfolio at March 31, 2014. All of the mortgage-backed securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage-backed securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 11% of the total portfolio at March 31, 2014. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit strength when evaluating a purchase or sale decision.

At March 31, 2014, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $15.0 million, an increase of $2.0 million from December 31, 2013 due to decreases in certain interest rates. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future AOCI volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

The following table summarizes activity in the Company's investment securities portfolio during 2014. There were no transfers of securities between investment categories during the year.

Table 6
Investment Portfolio Activity
(Dollars in thousands)

	Quarter Ended March 31, 2014
	Available-for-Sale	Held-to-Maturity (1)
Balance at beginning of period	$1,602,476	$921,436
Additions:
Purchases	86,206	127,016
Reductions:
Sales proceeds	(47,477)	—
Net gains on sale	331	—
Principal maturities, prepayments and calls, net of gains	(65,007)	(24,204)
Amortization of premiums and accretion of discounts	(2,469)	(1,034)
Total reductions	(114,622)	(25,238)
Increase in market value	3,346	—
Balance at end of period	$1,577,406	$1,023,214

(1)
The held-to-maturity portfolio is recorded at cost, with no adjustment for the $24.5 million unrealized loss in the portfolio at the beginning of 2014 or the increase in market value of $7.9 million for the quarter ended March 31, 2014.

The following table presents the maturities of the different types of investments that we owned at March 31, 2014, and the corresponding interest rates.

Table 7
Maturity Distribution and Portfolio Yields
(Dollars in thousands)

	As of March 31, 2014
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$—	—%	$169,607	1.05%	$—	—%	$—	—%
U.S. Agency securities	—	—%	22,414	1.25%	24,883	1.34%	—	—%
Collateralized mortgage obligations (1)	11,554	4.62%	129,545	3.16%	19,614	3.28%	—	—%
Residential mortgage-backed securities (1)	20	5.05%	682,040	3.34%	224,130	2.09%	996	7.59%
State and municipal securities (2)	12,169	3.89%	127,959	2.27%	126,944	1.97%	400	4.13%
Foreign sovereign debt	—	—%	500	1.51%	—	—%	—	—%
Total available-for-sale	23,743	4.24%	1,132,065	2.82%	395,571	2.06%	1,396	6.60%
Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	65,779	1.41%	—	—%	—	—%
Residential mortgage-backed securities (1)	—	—%	519,689	2.47%	216,568	2.27%	50,393	2.99%
Commercial mortgage-backed securities (1)	—	—%	94,501	1.49%	75,119	2.14%	—	—%
State and municipal securities (2)	795	3.23%	370	2.85%	—	—%	—	—%
Total held-to-maturity	795	3.23%	680,339	2.23%	291,687	2.24%	50,393	2.99%
Total securities	$24,538	4.21%	$1,812,404	2.60%	$687,258	2.14%	$51,789	3.08%

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

Portfolio Composition

Total loans were $10.9 billion at March 31, 2014 compared to $10.6 billion at December 31, 2013. Loans grew by $281.0 million during the first quarter 2014, with the growth primarily in commercial and industrial loans, which increased $265.1 million from year end 2013. New client activity of $391.8 million and net increased borrowings from existing clients contributed to loan growth during the current quarter and was primarily mitigated by payoffs. Construction loans increased $42.1 million from year end 2013 despite continued payoffs of loans, as an increase in construction activity influenced greater construction line utilization. Revolving line usage at March 31, 2014 was 47%, consistent with usage at December 31, 2013.

Our first quarter loan growth was strong despite the level of competition in our markets from both bank and nonbank companies amid continuing low loan demand. Overall loan growth from quarter-to-quarter continues to be impacted by the heightened competition which is affecting borrowers' demands regarding both pricing and structure. Our strategy is to maintain a disciplined approach to pricing and structuring new credit opportunities and continue to develop comprehensive client relationships.

As a result of the current year loan growth, commercial loans (including commercial owner-occupied real estate loans) increased as a proportion of total loans to 68% at March 31, 2014, compared to 67% at December 31, 2013. The mix of loans has continued to shift towards commercial loans, which generally provide us higher yields, principally in specialty lines such as healthcare, engineering and construction, than other segments of our total loan portfolio and greater potential for cross-selling of other products and services. As we continue to grow the loan portfolio, we are targeting to keep a similar proportional mix of loans in the portfolio but will remain opportunistic.

In the normal course of our business, we are involved in loan participation and syndication transactions that include a number of banks, primarily to maintain and build client relationships with a view to cross-selling products and originating loans for the borrowers in the future. Although we may strive to lead or co-lead the arrangement, we will also participate with other banks when we have a relationship with the borrower. These transactions also allow us to decrease our credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our $10.9 billion in total loans at March 31, 2014, we were party to $2.2 billion in shared national credits ("SNCs") which are transactions typically led by larger institutions. At March 31, 2014, total syndications and participations outstanding were $3.7 billion, including SNCs, and of this total, we were the lead or co-lead on transactions with $1.5 billion outstanding at quarter end.

The following table presents the composition of our loan portfolio at the dates shown.

Table 8
Loan Portfolio
(Dollars in thousands)

	March 31, 2014	% of Total	December 31, 2013	% of Total	% Change in Balances
Commercial and industrial	$5,652,008	52	$5,457,574	51	4
Commercial – owner-occupied real estate	1,744,940	16	1,674,260	16	4
Total commercial	7,396,948	68	7,131,834	67	4
Commercial real estate	1,974,534	18	1,987,307	19	-1
Commercial real estate – multi-family	524,872	5	513,194	5	2
Total commercial real estate	2,499,406	23	2,500,501	24	*
Construction	335,476	3	293,387	3	14
Total commercial real estate and construction	2,834,882	26	2,793,888	27	1
Residential real estate	337,832	3	341,868	3	-1
Home equity	147,574	1	149,732	1	-1
Personal	207,749	2	226,699	2	-8
Total loans	$10,924,985	100	$10,644,021	100	3

* Less than 1%

The following table summarizes the composition of our commercial loan portfolio at March 31, 2014 and December 31, 2013. Our commercial loan portfolio is categorized in the table based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client's ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client's underlying business activity changes, classification differences between periods will arise.

Table 9
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Manufacturing	$1,693,837	23	$1,583,679	22
Healthcare	1,733,221	23	1,653,596	23
Wholesale trade	680,930	9	695,049	10
Finance and insurance	619,757	8	643,119	9
Real estate, rental and leasing	461,619	6	444,210	6
Professional, scientific and technical services	462,657	7	454,373	7
Administrative, support, waste management and remediation services	433,379	6	449,777	6
Architecture, engineering and construction	258,868	3	249,444	4
Retail	263,924	4	223,541	3
All other (1)	788,756	11	735,046	10
Total commercial (2)	$7,396,948	100	$7,131,834	100

(1)	All other consists of numerous smaller balances across a variety of industries with no category greater than 3% of total commercial loans.

(2)	Includes owner-occupied commercial real estate of $1.7 billion at March 31, 2014 and December 31, 2013, respectively.

One of the largest segments within our commercial lending business is the healthcare industry. We have a specialized niche in the assisted living, skilled nursing, and residential care segment of the healthcare industry. Loan relationships to these providers tend to be larger extensions of credit with borrowers primarily represented by for-profit businesses. At March 31, 2014, 23% of the commercial loan portfolio and 16% of the total loan portfolio was composed of loans extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. The facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Our clients and their ability to service debt may be adversely impacted by the financial health of state or federal payors. In recent years, there have been reductions in the reimbursement rates in certain states and certain government entities are taking longer to reimburse. To date, despite some impact on client cash flows, the healthcare loan portfolio segment has experienced minimal defaults and losses.

Our manufacturing portfolio, representing 23% of our commercial and industrial lending business at March 31, 2014, is well diversified among sub-industry and product types with particular focus in serving clients in our primary market segments. The manufacturing industry segment is a key component of our core business strategy. As the general market environment for manufacturing has improved over the past several years, the manufacturing segment of the portfolio has been a key influence on the stabilizing credit performance in the commercial portfolio.

At March 31, 2014, we characterized approximately 11%, or $819.6 million of our commercial loan portfolio as cash flow loans compared to 11% or $788.1 million as of December 31, 2013. Cash flow loans are primarily underwritten on the recurring earnings and cash flow of the borrower with less reliance on collateral coverage; as such, in the event of default, the loss potential may be greater. Our definition of cash flow loans may differ from that of other financial institutions, and not all of our cash flow loans meet the regulatory definition of higher-risk commercial and industrial loans. Cash flow loans are spread across multiple industries, but share similar characteristics of elevated leverage, lower collateral coverage and generally higher yields compared to non-cash flow loans.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at March 31, 2014 and December 31, 2013.

Table 10
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Land	$205,705	8	$216,176	9
Residential 1-4 family	99,917	4	103,568	4
Multi-family	524,872	21	513,194	20
Industrial/warehouse	275,065	11	271,230	11
Office	461,379	18	470,790	19
Retail	494,728	20	490,955	19
Healthcare	150,528	6	167,226	7
Mixed use/other	287,212	12	267,362	11
Total commercial real estate	$2,499,406	100	$2,500,501	100
Construction
Residential 1-4 family	$22,880	7	$20,960	7
Multi-family	88,075	26	58,131	20
Industrial/warehouse	20,054	6	29,343	10
Office	23,375	7	20,596	7
Retail	89,397	27	83,640	28
Healthcare	60,234	18	43,506	15
Mixed use/other	31,461	9	37,211	13
Total construction	$335,476	100	$293,387	100

Of the combined commercial real estate and construction portfolios, the three largest categories at March 31, 2014 were multi-family, retail and office real estate, which represent 22%, 21% and 17%, respectively of the combined portfolios. Our commercial real estate and construction portfolio strategy is focused on achieving market share in core real estate classes in geographically diverse but key market segments. From an overall portfolio performance perspective, these assets continue to perform at a satisfactory level.

Within the commercial real estate portfolio, our exposure to land loans totaled $205.7 million at March 31, 2014, declining $10.5 million, or 5%, from $216.2 million at December 31, 2013. Land remains an illiquid asset class as buyers and sellers may hold divergent future development outlooks for the land, therefore affecting saleability and market prices. As a percentage of the commercial real estate portfolio, land loans were 8% at March 31, 2014 and 9% at December 31, 2013.

The construction portfolio totaled $335.5 million at March 31, 2014, an increase of $42.1 million, compared to $293.4 million at December 31, 2013 with most significant increases in multi-family, healthcare and office categories. The current quarter increase was driven by increased market activity as companies have additional capital to deploy, which has pushed values higher for properties in demand. Additionally, construction activity for retail, apartments and urban-infill continue to influence increased construction line utilization.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of March 31, 2014, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 11
Maturities and Sensitivities of Loans to Changes in Interest Rates (1)
(Amounts in thousands)

	As of March 31, 2014
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$1,998,312	$5,175,200	$223,436	$7,396,948
Commercial real estate	815,195	1,506,163	178,048	2,499,406
Construction	91,026	243,593	857	335,476
Residential real estate	13,868	5,879	318,085	337,832
Home equity	26,928	60,123	60,523	147,574
Personal	134,690	73,049	10	207,749
Total	$3,080,019	$7,064,007	$780,959	$10,924,985
Loans maturing after one year:
Predetermined (fixed) interest rates		$207,333	$144,823
Floating interest rates		6,856,674	636,133
Total		$7,064,007	$780,956

(1)
Maturities are based on contractual maturity date. Actual timing of repayment may differ from those reflected in the table as clients may choose to pre-pay their outstanding balance prior to the contractual maturity date.

Of the $7.5 billion in loans maturing after one year with a floating interest rate, $1.4 billion are subject to interest rate floors, of which $1.3 billion have such floors in effect at March 31, 2014. For further analysis and information related to interest sensitivity, see Item 3 "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-Q.

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

Special mention and potential problem loans as of March 31, 2014 and December 31, 2013 are presented in Tables 12 and 16.

Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure proceedings and are awaiting disposition and are presented in Table 12. Nonperforming loans consist of nonaccrual loans, including restructured loans that remain on nonaccrual. We specifically exclude restructured loans that accrue interest from our definition of nonperforming loans.

All loans are placed on nonaccrual status when principal or interest payments become 90 days past due or earlier if management deems the collectability of the principal or interest to be in question prior to the loans becoming 90 days past due. When interest accruals are discontinued, accrued but uncollected interest is reversed, reducing interest income. Subsequent receipts on nonaccrual loans are recorded in the financial statements as a reduction of principal, and interest income is only recorded on a cash basis if the remaining recorded investment after charge-offs is deemed fully collectible. Classification of a loan as nonaccrual does not necessarily preclude the ultimate collection of loan principal and/or interest. Nonperforming loans are presented in Tables 12, 13, 14, and 16. Restructured loans that are accruing interest are also included in Table 12 and 15.

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of reduction in interest rate, extension of the maturity date, reduction in the principal balance, or other action intended to minimize potential losses and maximize our chances of a more successful recovery on a troubled loan. When we make such concessions as part of a modification, we report the loan as a TDR and account for the interest due in accordance with our TDR policy. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. The TDR is classified as an accruing TDR if the borrower has demonstrated the ability to meet the new terms of the restructuring as evidenced by a minimum of six months of performance in compliance with the restructured terms or if the borrower's performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. TDRs accrue interest as long as the borrower complies with the revised terms and conditions and management is reasonably assured as to the collectability of principal and interest; otherwise, the restructured loan will be classified as nonaccrual. The TDR classification is removed when the loan is either fully repaid or is re-underwritten at market terms and an evaluation of the loan determines that it does not meet the definition of a TDR under current accounting guidance (i.e., the new terms do not represent a concession, the borrower is no longer experiencing financial difficulty, and the re-underwriting is executed at current market terms for new debt with similar risk). The composition of our restructured loans by loan category and current period activity for restructured loans accruing interest are presented in Tables 12 and 15.

Foreclosed real estate ("OREO") represents properties acquired as the result of borrower defaults on loans secured by a mortgage on real property. Refer to the following "Foreclosed Real Estate" section for additional discussion regarding our OREO assets.

As a result of our focused efforts in improving asset quality, we have seen all of our nonperforming asset credit quality metrics within the past two quarters hit their lowest levels since 2008 and begin to largely level off. Nonperforming assets declined 4% from the prior year end to $117.4 million at March 31, 2014 and declined 42% from March 31, 2013. The current quarter improvement in nonperforming assets was largely attributable to sales of OREO. Nonperforming assets as a percentage of total assets were 0.82% at March 31, 2014, down from 0.87% at December 31, 2013.

OREO declined $5.0 million, or 17%, to $23.6 million from $28.5 million at December 31, 2013, as inflows to OREO were more than offset by sales of OREO and valuation adjustments as we continue to dispose and settle these properties. Inflows to OREO from nonperforming loans declined 89% as compared to the first quarter of 2013. Refer to "Foreclosed Real Estate" below for further discussion on OREO.

Nonperforming loans totaled $93.8 million at March 31, 2014, comparable to $94.2 million at December 31, 2013 and down 27% from March 31, 2013. Nonperforming loan inflows, which are primarily comprised of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status), of $14.9 million in first quarter 2014 were down $5.2 million from fourth quarter 2013 and down $16.4 million from first quarter 2013. As shown in Table 13, first quarter 2014 nonperforming loan inflows were more than offset by problem loan resolutions (paydowns, payoffs, and return to accruing status), dispositions, and charge-offs. As shown in Table 14, which provides the nonperforming loan stratification by size, four nonperforming loans in excess of $5.0 million comprised 33% of our total nonperforming loans at March 31, 2014. Nonperforming loans as a percent of total loans was 0.86% at March 31, 2014, down from 0.89% at December 31, 2013 and 1.28% at March 31, 2013.

Disposition activity during the quarter ended March 31, 2014 included the disposition of $10.9 million in problem assets, including $6.7 million in nonperforming loans, and $4.2 million in OREO. During first quarter 2014, problem loans (which include special mention, potential problem, and nonperforming loans) increased 8% from $267.3 million at December 31, 2013 to $287.6 million at March 31, 2014 and reflected the seasoning of our commercial loan portfolio. Because our loan portfolio contains loans that may be larger in size in order to accommodate the financing needs of some of our borrowers, changes in the performance of larger credits could create volatility in our credit quality metrics, including nonperforming loans, special mention and problem loans, and accruing TDR loans.

Accruing TDRs totaled $26.5 million at March 31, 2014, increasing $6.3 million, or 31%, from $20.2 million at December 31, 2013. As presented in the accruing TDR rollforward at Table 15, new accruing TDRs totaling $10.6 million were added during the first quarter of 2014, of which $10.0 related to a single borrower.

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, special mention, potential problem and past due loans for the past five periods.

Table 12
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	2014	2013
	March 31	December 31	September 30	June 30	March 31
Nonaccrual loans:
Commercial	$31,074	$24,779	$26,881	$47,782	$31,323
Commercial real estate	40,928	46,953	62,954	45,759	63,643
Construction	—	—	—	—	402
Residential real estate	9,354	9,976	11,237	12,812	14,966
Personal and home equity	12,471	12,530	12,214	15,406	18,323
Total nonaccrual loans	93,827	94,238	113,286	121,759	128,657
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	93,827	94,238	113,286	121,759	128,657
OREO	23,565	28,548	35,310	57,134	73,857
Total nonperforming assets	$117,392	$122,786	$148,596	$178,893	$202,514

Nonaccrual troubled debt restructured loans (included in nonaccrual loans):
Commercial	$6,346	$6,188	$13,342	$14,631	$13,353
Commercial real estate	15,452	19,309	13,540	15,240	24,391
Residential real estate	2,671	2,239	2,546	3,213	3,284
Personal and home equity	4,433	4,446	4,511	4,589	7,478
Total nonaccrual troubled debt restructured loans	$28,902	$32,182	$33,939	$37,673	$48,506

Restructured loans accruing interest:
Commercial	$23,626	$17,034	$30,079	$43,873	$36,847
Commercial real estate	1,252	1,551	665	2,803	8,126
Personal and home equity	1,584	1,591	1,599	1,605	1,618
Total restructured loans accruing interest	$26,462	$20,176	$32,343	$48,281	$46,591

Special mention loans	$87,329	$71,257	$67,518	$92,880	$106,446
Potential problem loans	$106,474	$101,772	$101,324	$97,196	$78,185
30-89 days past due loans	$13,088	$8,870	$6,602	$10,766	$21,171
Nonperforming loans to total loans	0.86%	0.89%	1.09%	1.20%	1.28%
Nonperforming loans to total assets	0.66%	0.67%	0.82%	0.90%	0.96%
Nonperforming assets to total assets	0.82%	0.87%	1.07%	1.33%	1.51%
Allowance for loan losses as a percent of nonperforming loans	156%	152%	128%	122%	120%

The following table presents changes in our nonperforming loans for the past five periods.

Table 13
Nonperforming Loans Rollforward
(Amounts in thousands)

	Quarters Ended
	2014	2013
	March 31	December 31	September 30	June 30	March 31
Nonperforming loans:
Balance at beginning of period	$94,238	$113,286	$121,759	$128,657	$138,780
Additions:
New nonaccrual loans (1)	14,882	20,082	25,642	26,190	31,331
Reductions:
Return to performing status	(119)	(370)	—	(2,288)	—
Paydowns and payoffs, net of advances	(3,326)	(16,464)	(12,205)	(246)	(885)
Net sales	(6,327)	(4,438)	(1,119)	(12,601)	(12,809)
Transfer to OREO	(689)	(6,642)	(1,036)	(3,366)	(6,266)
Transfer to loans held-for-sale	—	—	(7,359)	—	(2,240)
Charge-offs	(4,832)	(11,216)	(12,396)	(14,587)	(19,254)
Total reductions	(15,293)	(39,130)	(34,115)	(33,088)	(41,454)
Balance at end of period	$93,827	$94,238	$113,286	$121,759	$128,657

Nonaccruing troubled debt restructured loans (included in nonperforming loans):
Balance at beginning of period	$32,182	$33,939	$37,673	$48,506	$64,792
Additions:
New nonaccrual troubled debt restructured loans (1)	1,820	11,322	1,630	2,382	16,075
Reductions:
Return to performing status	—	—	—	(1,828)	—
Paydowns and payoffs, net of advances	(1,483)	(8,232)	(1,295)	(1,074)	(886)
Net sales	(3,356)	—	(725)	(4,063)	(11,348)
Transfer to OREO	—	—	—	—	(5,060)
Transfer to loans held-for-sale	—	—	—	—	(2,240)
Charge-offs	(261)	(4,847)	(3,344)	(6,250)	(12,827)
Total reductions	(5,100)	(13,079)	(5,364)	(13,215)	(32,361)
Balance at end of period	$28,902	$32,182	$33,939	$37,673	$48,506

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

The following table presents the stratification by carrying amount of our nonperforming loans as of March 31, 2014 and December 31, 2013.

Table 14
Nonperforming Loans Stratification
(Dollars in thousands)

	Stratification
	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of March 31, 2014
Nonperforming loans:
Amount:
Commercial	$16,289	$—	$6,585	$8,200	$31,074
Commercial real estate	14,325	7,693	2,563	16,347	40,928
Residential real estate	—	3,438	—	5,916	9,354
Personal and home equity	—	—	—	12,471	12,471
Total nonperforming loans	$30,614	$11,131	$9,148	$42,934	$93,827
Number of Borrowers:
Commercial	2	—	3	25	30
Commercial real estate	2	2	1	28	33
Residential real estate	—	1	—	28	29
Personal and home equity	—	—	—	51	51
Total	4	3	4	132	143
Nonaccruing restructured loans (included in nonperforming loans):
Amount:
Commercial	$—	$3,378	$1,622	$1,346	$6,346
Commercial real estate	8,689	—	2,098	4,665	15,452
Residential real estate	—	—	—	2,671	2,671
Personal and home equity	—	—	—	4,433	4,433
Total nonaccruing restructured loans	$8,689	$3,378	$3,720	$13,115	$28,902
Number of Borrowers:
Commercial	—	1	1	8	10
Commercial real estate	1	—	1	11	13
Residential real estate	—	—	—	10	10
Personal and home equity	—	—	—	21	21
Total	1	1	2	50	54

Nonperforming Loans Stratification (Continued)
(Dollars in thousands)

	Stratification
	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2013
Nonperforming loans:
Amount:
Commercial	$9,393	$3,749	$5,150	$6,487	$24,779
Commercial real estate	15,440	9,035	7,583	14,895	46,953
Residential real estate	—	3,438	—	6,538	9,976
Personal and home equity	—	—	—	12,530	12,530
Total nonperforming loans	$24,833	$16,222	$12,733	$40,450	$94,238
Number of Borrowers:
Commercial	1	1	2	23	27
Commercial real estate	2	2	4	26	34
Residential real estate	—	1	—	30	31
Personal and home equity	—	—	—	46	46
Total	3	4	6	125	138
Nonaccruing restructured loans (included in nonperforming loans):
Amount:
Commercial	$—	$—	$5,150	$1,038	$6,188
Commercial real estate	9,754	—	4,299	5,256	19,309
Residential real estate	—	—	—	2,239	2,239
Personal and home equity	—	—	—	4,446	4,446
Total nonaccruing restructured loans	$9,754	$—	$9,449	$12,979	$32,182
Number of Borrowers:
Commercial	—	—	2	6	8
Commercial real estate	1	—	2	12	15
Residential real estate	—	—	—	9	9
Personal and home equity	—	—	—	19	19
Total	1	—	4	46	51

The following table presents changes in our restructured loans accruing interest for the past five periods.

Table 15
Restructured Loans Accruing Interest Rollforward
(Amounts in thousands)

	Quarters Ended
	2014	2013
	March 31	December 31	September 30	June 30	March 31
Balance at beginning of period	$20,176	$32,343	$48,281	$46,591	$60,980
Additions:
New restructured loans accruing interest (1)	10,621	950	1,408	4,219	458
Restructured loans returned to accruing status	—	243	—	—	—
Reductions:
Paydowns and payoffs, net of advances	(3,636)	(13,211)	(15,368)	(2,347)	36
Transferred to nonperforming loans	(699)	(149)	—	—	(14,883)
Removal of restructured loan status (2)	—	—	(1,978)	(182)	—
Balance at end of period	$26,462	$20,176	$32,343	$48,281	$46,591

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new restructured loans accruing interest.

(2)
For the five quarters presented, the Company re-underwrote two loans totaling $2.2 million that, at the time of re-underwriting, were at market term and an evaluation of the loans determined that they did not meet the definition of a TDR under current accounting guidance because the loans qualified as pass-rated credits due to the strengthened financial condition of the borrowers. Both of the loans were re-underwritten in conjunction with the loan maturity. Neither of the two loans had principal or interest forgiveness at the time the loan was originally classified as a TDR.

The following table presents the credit quality of our loan portfolio as of March 31, 2014 and December 31, 2013.

Table 16
Credit Quality
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of March 31, 2014
Commercial	$79,362	1.1	$92,962	1.3	$31,074	0.4	$7,396,948
Commercial real estate	1,004	*	4,677	0.2	40,928	1.6	2,499,406
Construction	—	—	—	—	—	—	335,476
Residential real estate	4,000	1.2	6,613	2.0	9,354	2.8	337,832
Home equity	2,774	1.9	2,171	1.5	11,846	8.0	147,574
Personal	189	0.1	51	*	625	0.3	207,749
Total	$87,329	0.8	$106,474	1.0	$93,827	0.9	$10,924,985
As of December 31, 2013
Commercial	$62,272	0.9	$87,391	1.2	$24,779	0.3	$7,131,834
Commercial real estate	1,016	*	4,489	0.2	46,953	1.9	2,500,501
Construction	—	—	—	—	—	—	293,387
Residential real estate	4,898	1.4	7,177	2.1	9,976	2.9	341,868
Home equity	2,884	1.9	2,538	1.7	11,879	7.9	149,732
Personal	187	0.1	177	0.1	651	0.3	226,699
Total	$71,257	0.7	$101,772	1.0	$94,238	0.9	$10,644,021

*	Less than 0.1%

Foreclosed Real Estate

OREO represents property acquired as the result of borrower defaults on loans secured by a mortgage on real property. At foreclosure, OREO is recorded at fair value less estimated selling costs, which establishes a new cost basis. Subsequent to foreclosure, OREO is evaluated on a periodic basis and reported at fair value less estimated costs to sell, not to exceed the new cost basis, by current appraisals, as well as the review of comparable sales and other estimates of fair value obtained principally from independent sources, changes in absorption rates or market conditions from the time of the latest appraisal received or previous re-evaluation performed, and anticipated sales values considering management's plans for disposition. Write-downs are recorded for subsequent declines in fair value less estimated selling costs and are included in non-interest expense along with other expenses related to maintaining the properties.

OREO totaled $23.6 million at March 31, 2014, down 17% from $28.5 million at December 31, 2013. During the first quarter 2014, inflows into OREO of $689,000 were more than offset by OREO sales as we continue to dispose and settle these properties. Valuation adjustments on OREO for the first quarter 2014 were $1.5 million, down $3.0 million from first quarter 2013. At March 31, 2014, OREO land parcels, currently a fairly illiquid asset class, represented the largest portion of OREO at 46%. Office/industrial properties, the next largest OREO asset class, represented 42% of the total OREO.

During the first quarter 2014, properties sold primarily consisted of office/industrial properties, land parcels, and single family homes with a net book value of $4.2 million at a loss of $317,000. Our ability to sell commercial property that we acquire through foreclosure in a cost effective and timely manner is dependent on a number of factors including but not limited to, valuations, buyer interest, market liquidity, the pace and timing of the overall recovery of the economy, activity levels in the real estate market and real estate inventory coming into the market for sale. Gains or losses as a percent of net book value on sales of OREO property may fluctuate in future quarters should we alter our approach on individual or larger group dispositions of properties based on individual property characteristics or relevant market factors as part of our overall strategy to maximize economic recovery from OREO. Valuation adjustments may also fluctuate based on market pricing and stability.

Table 17 presents a rollforward of OREO for the quarters ended March 31, 2014 and 2013 and Table 18 presents the composition of OREO properties by categories at March 31, 2014 and December 31, 2013.

Table 17
OREO Rollforward
(Amounts in thousands)

	Quarters Ended March 31,
	2014	2013
Balance at beginning of period	$28,548	$81,880
New foreclosed properties	689	6,266
Valuation adjustments	(1,463)	(4,458)
Disposals:
Sale proceeds	(3,892)	(9,067)
Net loss on sale	(317)	(764)
Balance at end of period	$23,565	$73,857

Table 18
OREO Properties by Type
(Dollars in thousands)

	March 31, 2014			December 31, 2013
	Number of Properties	Amount	% of Total	Number of Properties	Amount	% of Total
Single-family homes	11	$1,733	7	12	$3,405	12
Land parcels	140	10,746	46	142	12,710	44
Multi-family	1	124	1	1	175	1
Office/industrial	15	10,005	42	20	11,301	40
Retail	1	957	4	1	957	3
Total OREO properties	168	$23,565	100	176	$28,548	100

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

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one-year old, a new appraisal is obtained on the underlying collateral. The Company generally obtains "as is" appraisal values for use in the evaluation of collateral-dependent impaired loans. Appraisals for collateral-dependent impaired loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is also performed at the six-month interval between annual appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either internally adjusted downward or a new appraisal is required to support the value of the impaired loan.

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

As of March 31, 2014, the average appraisal age used in the impaired loan valuation process was approximately 179 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at March 31, 2014 due to the timing of the receipt of the appraisal is not material. In situations such as this, we perform an internal assessment to determine if a probable impairment reserve is required for the account based on our experience in the related asset class and type.

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. The methodology takes into account at a product level originating line of business (transformational or legacy), year of origination, the risk-rating migration of the loans, and historical default and loss history of similar products. Using this information, the methodology produces a range of possible reserve amounts by product type and use the loss emergence period of the product type when evaluating the range of potential loss exposure. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model as well as market and economic data, estimate of the loss emergence period and management judgment. We consider relevant factors related to individual product types and will also consider, when appropriate, changes in lending practices, changes in business or economic conditions, changes in the nature and volume of loans, changes in staffing or management, changes in the quality of our results from loan reviews, changes in collateral values, concentration risks, and other external factors such as legal or regulatory matters relevant to management’s assessment of required reserve levels. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve is outside the range determined through the quantitative framework with respect to a given product type.

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

In our evaluation of the quantitatively-determined range and the adequacy of the allowance at March 31, 2014, we considered a number of factors for each product that included, but were not limited to, the following:

•
for the commercial portfolio, the pace of growth in the commercial loan sector, portfolio credit performance, impact of competition on loan structures, the existence of larger individual credits and specialized industry concentrations, the average age of the loans in the portfolio, comparison of our default rates to overall U.S. industry averages at industry subsets, default emergence from recent years compared to historical stressed periods, the loss emergence period, results of "back testing" of model results versus actual recent charge-off history, nonperforming loan inflows and other portfolio trends, as well as general macroeconomic indicators, such as GDP, employment trends and manufacturing activity, which still are susceptible to sustainability risk;

•
for the commercial real estate portfolio, the potential impact of general commercial real estate trends, particularly occupancy and leasing rate trends, charge-off severity, nonperforming loan inflows, default likelihood in our book versus the general U.S. averages, loss emergence period, default emergence from recent years compared to historical stressed periods, results of "back testing" of model results versus recent charge-off history, collateral value changes in commercial real estate, and the impact that a negative general macroeconomic condition could have on this sector;

•
for the construction portfolio, construction employment, industry experience on construction loan losses, loss emergence period, construction spending rates, and improved valuation basis of the recent growth in the portfolio; and

•
for the residential, home equity, and personal portfolios, home price indices and delinquency rates, loss emergence period, and general economic conditions and interest rate trends which impact these products.

In determining our March 31, 2014 reserve levels, we established a general reserve level which was higher than our model's output range, in total. This judgment was influenced primarily by recent indicators in our transformational commercial portfolio, specifically, (i) larger loan sizes in the portfolio which can cause volatility, (ii) the impact of competition on loan structures, (iii) a slight degradation in the portfolio's weighted average risk rating, and (iv) the lengthening of the loss emergence period. At the same time, management's qualitative upward adjustment to the model output with respect to the transformational commercial real estate portfolio decreased from prior periods as a result of improving portfolio attributes (including a decrease in weighted average risk rating, loss given default and criticized and non-performing loan inflows) and improvement evident in the commercial real estate markets.

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

Management evaluates the adequacy of the allowance for loan losses and reviews the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of March 31, 2014, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including those loans not yet identifiable).

As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

The accounting policies underlying the establishment and maintenance of the allowance for loan losses through provisions charged to operating expense are discussed more fully in Note 1 of "Notes to Consolidated Financial Statements" of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.

The following table presents changes in the allowance for loan losses, excluding covered assets, for the periods presented.

Table 19
Allowance for Loan Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Quarters Ended
	2014	2013
	March 31	December 31	September 30	June 30	March 31
Change in allowance for loan losses:
Balance at beginning of period	$143,109	$145,513	$148,183	$153,992	$161,417
Loans charged-off:
Commercial	(1,487)	(1,536)	(7,285)	(2,372)	(11,146)
Commercial real estate	(2,582)	(7,297)	(1,706)	(8,725)	(7,566)
Construction	—	—	—	—	70
Residential real estate	(235)	(1,887)	(395)	(783)	(436)
Home equity	(447)	(591)	(2,146)	(334)	(374)
Personal	(130)	(51)	(893)	(2,776)	(5)
Total charge-offs	(4,881)	(11,362)	(12,425)	(14,990)	(19,457)
Recoveries on loans previously charged-off:
Commercial	3,662	2,898	1,301	459	396
Commercial real estate	688	302	366	141	1,364
Construction	7	7	7	25	9
Residential real estate	300	4	7	2	2
Home equity	28	80	135	199	61
Personal	406	757	142	46	52
Total recoveries	5,091	4,048	1,958	872	1,884
Net recoveries (charge-offs)	210	(7,314)	(10,467)	(14,118)	(17,573)
Provisions charged to operating expense	3,449	4,910	7,797	8,309	10,148
Balance at end of period	$146,768	$143,109	$145,513	$148,183	$153,992
Allowance as a percent of loans at period end	1.34%	1.34%	1.40%	1.47%	1.53%
Average loans, excluding covered assets	$10,686,513	$10,453,568	$10,268,910	$10,070,194	$10,116,719
Ratio of net (recoveries) charge-offs (annualized) to average loans outstanding for the period	-0.01%	0.28%	0.40%	0.56%	0.70%
Allowance for loan losses as a percent of nonperforming loans	156%	152%	128%	122%	120%

Charge-offs declined 75% to $4.9 million for the first quarter 2014 from $19.5 million for the year ago period and $11.4 million from the prior quarter. Commercial real estate comprised 53% of total charge-offs in the first quarter 2014, with two loans representing over half of the total, while commercial comprised 30% of total charge-offs. During the first quarter 2014, recoveries more than offset charge-offs. The elevated level of recoveries for the past two quarters was primarily attributable to a single credit that was previously charged-off and no longer included in outstanding loans. It is anticipated that recoveries will return to more historic levels, although may fluctuate period to period dependent on collection and resolution efforts.

The allowance for loan losses increased $3.7 million to $146.8 million at March 31, 2014 from $143.1 million at December 31, 2013. With nonperforming loans remaining relatively flat, the increase in the allowance from December 31, 2013 reflects a higher general reserve primarily due to a larger loan portfolio, some increase in potential problem loan balances, and seasoning of allowance factors. The provision for loan losses for the quarter declined to $3.4 million, compared to $4.9 million for the prior quarter and $10.1 million for first quarter 2013, and was aided by $5.0 million in recoveries of previously charged-off loans. The allowance for loan losses to total loans ratio was 1.34% at March 31, 2014 and December 31, 2013.

The following table presents our allocation of the allowance for loan losses by loan category at the dates shown.

Table 20
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	March 31, 2014	% of Total	December 31, 2013	% of Total
Commercial	$90,080	61	$80,768	57
Commercial real estate	37,575	26	42,362	30
Construction	3,547	2	3,338	2
Residential real estate	6,978	5	7,555	5
Home equity	5,500	4	5,648	4
Personal	3,088	2	3,438	2
Total	$146,768	100%	$143,109	100%
Specific reserve	$22,767	16%	$22,377	16%
General allocated reserve	$124,001	84%	$120,732	84%
Recorded Investment in Loans:
Ending balance, specific reserve	$120,289		$114,414
Ending balance, general allocated reserve	10,804,696		10,529,607
Total loans at period end	$10,924,985		$10,644,021

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance increased by $3.3 million, or 3%, from $120.7 million at December 31, 2013 to $124.0 million at March 31, 2014. The modest increase in the general allocated reserve was primarily influenced by the increased reserve needs to reflect the growing loan portfolio, changes in composition of the portfolio, and impacted by the larger than average recoveries exceeding charge-offs in the first quarter 2014. In addition, lower loss rates are being applied to a larger portion of the total loan portfolio as the portfolio is becoming more weighted in transformational loans, where our historical credit performance has been better, and less weighted in legacy loans, where historical performance has been weaker.

Specific Component of the Allowance

The specific reserve requirements are the summation of individual reserves related to impaired loans that are analyzed on an account by account basis at the balance sheet date. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan's observable fair value; fair value of the underlying collateral less estimated selling costs, if the loan is collateral-dependent; or the present value of expected cash flows discounted at the loan's effective interest rate. At March 31, 2014, the specific component of the allowance totaled $22.8 million, up slightly from $22.4 million at December 31, 2013 as the level of total impaired loans increased $5.9 million (largely in the accruing TDR portfolio) as nonperforming loans remained largely unchanged. Our impaired loans are primarily collateral-dependent with such loans totaling $111.2 million of the total $120.3 million in impaired loans at March 31, 2014. In comparison, at December 31, 2013, collateral-dependent impaired loans totaled $106.0 million of total impaired loans of $114.4 million.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the quarter ended March 31, 2014, our reserve for unfunded commitments increased $496,000 from December 31, 2013 to $9.7 million with $312,000 of the current quarter provision related to an increase in our general reserve driven by higher unfunded commitment levels and an increase in the likelihood of certain product categories to draw on unused lines and loss factors. The remaining increase was related to specific credits. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $5.0 billion and $4.8 billion at March 31, 2014 and 2013, respectively. At March 31, 2014, unfunded commitments with maturities of less than one year approximated $1.6 billion. For further information on our unfunded commitments, refer to Note 15 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under a loss sharing agreement with the FDIC as a result of the 2009 FDIC-assisted acquisition of the former Founders Bank from the FDIC. Under the loss share agreement, generally the FDIC will assume 80% of the first $173 million of credit losses and 95% of the credit losses in excess of $173 million, in both cases relating to assets that existed on the date of acquisition. The loss share agreement expires on September 30, 2014 for non-residential mortgage loans and September 30, 2019 for residential mortgage loans. At the time of expiration, the loans will transfer into the respective asset class within our originated loan portfolio.

The carrying amounts of covered assets as of March 31, 2014 and December 31, 2013 are presented in the following table.

Table 21
Covered Assets
(Amounts in thousands)

	March 31, 2014	December 31, 2013
Commercial loans	$5,095	$11,562
Commercial real estate loans	40,917	46,657
Residential mortgage loans	35,332	36,883
Consumer installment and other loans	3,273	3,472
Foreclosed real estate	5,557	7,880
Estimated loss reimbursement by the FDIC	4,175	6,292
Total covered assets	94,349	112,746
Allowance for covered loan losses	(16,571)	(16,511)
Net covered assets	$77,778	$96,235

Total net covered assets declined by $18.5 million, or 19%, from $96.2 million at December 31, 2013 to $77.8 million at March 31, 2014. The reduction was primarily attributable to $13.0 million in principal paydowns, net of advances, as well as the impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, the estimated loss reimbursements by the FDIC ("the FDIC indemnification receivable") further contributed to the reduction as a result of loss claims paid by the FDIC and amortization of the receivable. The allowance for covered loan losses increased by $60,000 to $16.6 million at March 31, 2014 from $16.5 million at December 31, 2013, due to impaired loans charge-offs and migration of impaired loans to OREO on certain pools of covered loans. As of March 31, 2014, the FDIC had reimbursed the Company $119.6 million in losses under the loss share agreement.

Covered loan delinquencies total $2.5 million at March 31, 2014, an increase of $777,000 from $1.7 million at December 31, 2013. Nonaccrual covered loans declined by $4.3 million, or 28%, from $15.6 million as of December 31, 2013 to $11.3 million as of March 31, 2014. Covered loan delinquencies and nonaccrual loans exclude purchased impaired loans which are accounted for on a pool basis. Since each purchased impaired pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because we are recognizing interest income on each pool of such loans, they are all considered to be performing. Covered assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

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

The Bank’s principal sources of funds are client deposits, including large institutional deposits, brokered time deposits, wholesale borrowings, and cash from operations. The Bank’s principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage liquidity risk and interest rate risk. The primary sources of funding for the Holding Company include dividends when received from its bank subsidiary, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt, as well as equity. During first quarter 2014, the Bank paid a $50 million dividend to the Holding Company. Further, in September 2013, the Company entered into a 364-day revolving line of credit (the "Facility") with a group of commercial banks allowing borrowings of up to $60.0 million. At March 31, 2014, no amounts have been drawn on the Facility. Net liquid assets at the Holding Company totaled $96.0 million at March 31, 2014 and $55.9 million at December 31, 2013.

We consider client deposits our core funding source. At March 31, 2014, 80% of our total assets were funded by client deposits, compared to 82% at December 31, 2013. We define client deposits as all deposits other than traditional brokered time deposits and non-client CDARS® (as described in the footnotes to Table 23 below). While we expect overall liquidity in the banking system to remain high while the economy recovers and market factors improve, the level of our client deposits may fluctuate significantly based on client needs and other economic, market or regulatory factors, including deposit insurance limits. If client deposits decline due to any of these factors, we would expect to utilize other external sources of liquidity, including wholesale funding.

Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts which are typically larger than retail accounts. We have built a suite of deposit and cash management products and services that support our efforts to attract and retain corporate client accounts, resulting in a concentration of large deposits in our funding base.

The following table presents a comparison of our large deposit relationships as of the dates shown.

Table 22
Large Deposit Relationships
(Dollars in thousands)

	2014	2013
	March 31	December 31	March 31
Ten largest depositors:
Deposit amounts	$2,044,767	$2,078,273	$2,281,260
Percentage of total deposits	17%	17%	20%
$75 Million or More:
Deposit amounts	$2,543,347	$2,614,321	$2,728,375
Percentage of total deposits	21%	22%	24%
Number of client relationships	16	16	15
Percentage from financial services-related business (1)	76%	72%	58%
$50 Million or More:
Deposit amounts	$3,292,833	$3,260,544	$3,355,364
Percentage of total deposits	28%	27%	29%
Number of client relationships	28	27	25
Percentage from financial services-related business (1)	62%	62%	53%

(1)	Amount includes omnibus accounts from broker-dealer and mortgage companies representing underlying accounts of their customers some of which may be eligible for pass-through deposit insurance limits.

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

We take deposit concentration risk into account in managing our liquid asset levels. Liquid assets refer to cash on hand, federal funds sold and securities. Net liquid assets represent the sum of the liquid asset categories less the amount of such assets pledged to secure public funds, certain deposits that require collateral and for other purposes as required or permitted by law. Net liquid assets at the Bank were $2.3 billion and $2.4 billion at March 31, 2014 and December 31, 2013, respectively.

We experienced some client deposit outflows during the first quarter of 2014 and have experienced a corresponding decline in liquid assets as well. We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, selectively purchase securities and investments, and opportunistically pay down wholesale funds. Client deposit movements respond to their business and liquidity requirements, which are in part cyclical, to market and economic conditions, and to the pricing and types of deposits offered by the Bank.

While we first look toward internally generated deposits as our funding source, we also utilize FHLB funding, wholesale funding, including brokered time deposits, as needed to enhance liquidity and to fund asset growth. Brokered time deposits are deposits that are sourced from external and unrelated financial institutions by a third party. Brokered time deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. Our asset/liability management policy currently limits our use of brokered time deposits, excluding client CDARS®, to levels no more than 25% of total deposits, and total brokered time deposits to levels no more than 40% of total deposits. Brokered time deposits exclusive of client CDARS® were 4% and 3% of total deposits at March 31, 2014 and December 31, 2013, respectively.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities decreased by $15.1 million for the quarter ended March 31, 2013 to $50.6 million for the quarter ended March 31, 2014. Cash flows from investing activities reflect the impact of loans and investments acquired for our interest-earning asset portfolios and asset maturities and sales. For the quarter ended March 31, 2014, net cash used in investing activities was $337.0 million, compared to net cash provided by investing activities of $7.7 million for the prior year period. This change in cash flows primarily represents larger amounts of cash redeployed towards the funding of loans in the quarter ended March 31, 2014 than the prior year period. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash provided by financing activities for the quarter ended March 31, 2014 was $197.5 million, compared to net cash used in financing activities of $692.6 million for the prior year period. The current period financing cash flows primarily represents a net increase in FHLB advances of $325.0 million, offset by a $127.5 million decline in deposits for the quarter ended March 31, 2014.

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

Table 23
Deposits
(Dollars in thousands)

	March 31, 2014	% of Total	December 31, 2013	% of Total	% Change in Balances
Noninterest-bearing deposits	$3,103,736	26	$3,172,676	26	-2
Interest-bearing demand deposits	1,466,095	12	1,470,856	12	*
Savings deposits	288,686	3	284,482	2	1
Money market accounts	4,497,712	38	4,515,079	38	*
Brokered time deposits:
Traditional	458,344	4	408,365	3	12
Client CDARS® (1)	639,521	5	711,412	7	-10
Total brokered time deposits	1,097,865	9	1,119,777	10	-2
Time deposits	1,432,067	12	1,450,771	12	-1
Total deposits	$11,886,161	100	$12,013,641	100	-1
Client deposits (2)	$11,427,817	96	$11,605,276	97	-2

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
* Less than 1%

Total deposits at March 31, 2014 decreased by $127.5 million from year end 2013, primarily driven by a 2% decline in noninterest-bearing demand deposits. The deposit balances of our commercial clients may fluctuate depending on their cash management and liquidity needs. Client deposits as a percentage of total deposits were 96% and 97% of deposits at March 31, 2014 and December 31, 2013, respectively. The deposit to loan ratio was 108.8% at March 31, 2014 compared to 112.9% at December 31, 2013.

Brokered time deposits totaled $1.1 billion at March 31, 2014, declining $21.9 million from December 31, 2013. Brokered time deposits fluctuate based upon the Bank's general funding needs related to deposits, loans and other funding needs. Brokered time deposits at March 31, 2014 included $639.5 million in client-related CDARS®. Brokered time deposits, excluding client CDARS®, increased by $50.0 million from the prior year end and were 4% of total deposits at March 31, 2014 and 3% of total deposits December 31, 2013.

Public balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public customers to pledge collateral, primarily securities, in support of the balances on account. These relationships may provide cross-sell opportunities with treasury management, as well as other business referral opportunities. At March 31, 2014, we had public funds on account totaling $920.1 million, of which approximately 22% were collateralized with securities. At December 31, 2013, public fund balances totaled $965.4 million. Changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following table presents our brokered and time deposits as of March 31, 2014, with scheduled maturity dates during the period specified.

Table 24
Scheduled Maturities of Brokered and Time Deposits
(Amounts in thousands)

	Brokered	Time	Total
Year Ended December 31, 2014:
Second quarter	$372,493	$240,828	$613,321
Third quarter	181,340	227,596	408,936
Fourth quarter	151,361	152,968	304,329
2015	310,900	624,168	935,068
2016	80,921	40,450	121,371
2017	850	69,674	70,524
2018	—	73,037	73,037
2019 and thereafter	—	3,346	3,346
Total	$1,097,865	$1,432,067	$2,529,932

The following table presents our brokered and time deposits of $100,000 or more as of March 31, 2014, which are expected to mature during the period specified.

Table 25
Maturities of Brokered and Time Deposits of $100,000 or More(1)
(Amounts in thousands)

March 31, 2014
Maturing within 3 months	$552,094
After 3 but within 6 months	369,376
After 6 but within 12 months	579,005
After 12 months	705,294
Total	$2,205,769

(1)	Includes brokered time deposits.

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

Short-term and Secured Borrowings and Long-term Debt

Short-term borrowings at March 31, 2014 totaled $327.0 million, up $325.0 million from the $2.0 million at December 31, 2013. Short-term borrowings represent borrowings that mature in one year or less and at March 31, 2014 consisted solely of FHLB advances. At the end of the first quarter 2014, we increased short-term borrowings for funding positions, but subsequent to quarter end, $325.0 million had been repaid using client deposit inflows and cash on hand. We may continue to use FHLB advances to meet our funding needs although we may choose to use brokered deposits as an alternative depending on cost and certain other factors.

Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of March 31, 2014, these loan participation agreements totaled $6.4 million. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition.

Long-term debt, which is comprised of junior subordinated debentures, subordinated debt, and the long-term portion of FHLB advances, totaled $627.8 million at March 31, 2014 and December 31, 2013. The weighted average rate on $258.0 million outstanding FHLB advances at March 31, 2014 was 0.22%. The earliest scheduled maturity of long term-debt is $1.0 million of FHLB advances due in June 2015 and $252.0 million due in December 2015.

In addition to on-balance sheet funding and other liquid assets such as cash and investment securities, we maintain access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day while others require advance notice. Funds that are immediately accessible include Federal Fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Availability of Federal Fund lines fluctuate based on market conditions and counterparty relationship strength. Unused overnight Fed Funds borrowings available for use totaled $520.0 million at March 31, 2014 and December 31, 2013, respectively.

We also had borrowing capacity of $738.5 million with the FHLB Chicago at March 31, 2014, of which $163.2 million was available, subject to the availability of acceptable collateral to pledge. This borrowing source may be utilized by the Bank for short-term funding needs, including overnight advances as well as long-term funding needs.

Repurchase agreements ("Repos") are also an immediate source of funding in which we pledge assets to a counterparty against which we can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer, but are regarded as short-term in nature.

The discount window at the FRB is an additional source of overnight funding. We maintain access to the discount window by pledging loans as collateral to the FRB. Funding availability is primarily dictated by the amount of loans pledged, but also impacted by the margin applied to the loans by the FRB. The amount of loans pledged to the FRB can fluctuate due to the availability of loans eligible under the FRB’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria. At March 31, 2014, we had $556.0 million in borrowing capacity through the FRB discount window’s primary credit program compared to $621.9 million at December 31, 2013.

CAPITAL

Equity totaled $1.3 billion at March 31, 2014, increasing by $41.3 million compared to December 31, 2013, and is primarily due to net income for the quarter ended March 31, 2014 of $34.5 million, along with a $3.3 million increase in accumulated other comprehensive income, net of tax, which is mainly associated with an increase in market values on our available-for-sale investment portfolio.

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

Table 26
Capital Measurements
(Dollars in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For "Well-Capitalized" under FDICIA
	March 31, 2014	December 31, 2013	Ratio	Excess Over Regulatory Minimum at 3/31/14	Ratio	Excess Over "Well Capitalized" under FDICIA at 3/31/14
Regulatory capital ratios:
Total risk-based capital:
Consolidated	13.39%	13.30%	8.00%	$709,424	n/a	n/a
The PrivateBank	12.46	12.69	n/a	n/a	10.00%	$322,627
Tier 1 risk-based capital:
Consolidated	11.19	11.08	4.00	946,245	n/a	n/a
The PrivateBank	11.21	11.44	n/a	n/a	6.00	683,674
Tier 1 leverage:
Consolidated	10.60	10.37	4.00	916,801	n/a	n/a
The PrivateBank	10.61	10.70	n/a	n/a	5.00	778,445

Other capital ratios (consolidated) (1):
Tier 1 common equity to risk-weighted assets (2)	9.33	9.19
Tangible common equity to tangible assets	8.74	8.57

(1)	Ratios are not subject to formal FRB regulatory guidance and are non-U.S. GAAP financial measures. Refer to Table 27, "Non-U.S. GAAP Financial Measures" for a reconciliation to U.S. GAAP presentation.

(2)
For purposes of our presentation, we calculate this ratio under currently effective requirements and without giving effect to the final Basel III capital rules adopted and issued by the Federal Reserve Board in July 2013, which are effective January 1, 2014 with compliance required January 1, 2015.

n/a	Not applicable.

As of March 31, 2014, all of our $244.8 million of outstanding junior subordinated debentures ("Debentures") held by trusts that issued trust preferred securities, which as a percentage of Tier 1 capital was 17%, are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital as defined under FRB regulations. Under the final regulatory capital rules issued in 2013, the Tier 1 capital treatment for the Company's trust preferred securities will be grandfathered, subject to the 25% limitation of Tier 1 capital. In the event we make an acquisition and the resulting organization has total consolidated assets of $15 billion or more, the Tier 1 capital treatment for these instruments will be subject to the phase-out schedule for bank holding companies with greater than $15 billion in total assets. All of our outstanding trust preferred securities are callable by us and we may, from time to time, redeem some or all of these securities and depending on market conditions and other factors, we may seek to replace all or some of our trust preferred securities with other Tier 1 qualifying capital.

For a full description of our Debentures and subordinated debt, refer to Notes 9 and 10 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

Dividends

We declared dividends of $0.01 per common share during the first quarter 2014, unchanged from 2013. Based on the closing stock price at March 31, 2014 of $30.51, the annualized dividend yield on our common stock was 0.13%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 2.27% for the first quarter 2014 compared to 2.86% for the first quarter 2013. While we have no current plans to raise dividends on our common stock, our Board of Directors regularily evaluates our dividend payout ratio, taking into consideration internal capital guidelines, and our strategic objectives and business plans.

For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the "Supervision and Regulation" and "Risk Factors" sections of our 2013 Annual Report on Form 10-K.

Stock Repurchases and Shares Issued in Connection with Share-Based Compensation Plans

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. During the first quarter 2014, we repurchased 141,837 shares with an average value of $28.85 per share.

The Company issues shares from treasury, when available, or new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. The Company held 59,000 and 274,000 shares in the treasury at March 31, 2014 and December 31, 2013, respectively. The reduction in shares held is primarily attributable to the annual granting of restricted stock awards in February 2014 as part of the Company's 2013 annual incentive and 2014 long-term incentive programs.

NON-U.S. GAAP FINANCIAL MEASURES

This report contains both U.S. GAAP and non-U.S. GAAP based financial measures. These non-U.S. GAAP financial measures include net interest income, net interest margin, net revenue, operating profit, and efficiency ratio all on a fully taxable-equivalent basis, return on average tangible common equity, Tier 1 common equity to risk-weighted assets, tangible common equity to risk-weighted assets, tangible common equity to tangible assets, and tangible book value. We believe that presenting these non-U.S. GAAP financial measures will provide information useful to investors in understanding our underlying operational performance, our business, and performance trends and facilitates comparisons with the performance of others in the banking industry.

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

In addition to capital ratios defined by banking regulators, we also consider various measures when evaluating capital utilization and adequacy, including return on average tangible common equity, Tier 1 common equity to risk-weighted asset, tangible common equity to risk-weighted assets, tangible common equity to tangible assets, and tangible book value. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. All of these measures exclude the ending balances of goodwill and other intangibles while certain of these ratios exclude preferred capital components. Because U.S. GAAP does not include capital ratio measures, we believe there are no comparable U.S. GAAP financial measures to these ratios. We believe these non-U.S. GAAP financial measures are relevant because they provide information that is helpful in assessing the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of our capitalization to other companies. However, because there are no standardized definitions for these ratios, our calculations may not be comparable with other companies, and this may affect the usefulness of these measures to investors. Calculations of the Tier 1 common equity to risk-weighted assets ratio contained herein exclude the effect of the final Basel III capital rules adopted and issued by the Federal Reserve Board in July 2013, which are effective January 1, 2014 with compliance required January 1, 2015.

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

Table 27
Non-U.S. GAAP Financial Measures
(Amounts in thousands)
(Unaudited)

	Quarters Ended
	2014	2013
	March 31	December 31	September 30	June 30	March 31
Taxable-equivalent net interest income
U.S. GAAP net interest income	$108,752	$108,456	$105,835	$103,732	$103,040
Taxable-equivalent adjustment	800	840	818	805	784
Taxable-equivalent net interest income (a)	$109,552	$109,296	$106,653	$104,537	$103,824

Average Earning Assets (b)	$13,564,530	$13,472,632	$13,154,557	$12,858,942	$13,026,571

Net Interest Margin ((a)annualized) / (b)	3.23%	3.18%	3.18%	3.22%	3.19%

Net Revenue
Taxable-equivalent net interest income	$109,552	$109,296	$106,653	$104,537	$103,824
U.S. GAAP non-interest income	26,236	26,740	27,773	29,009	30,468
Net revenue (c)	$135,788	$136,036	$134,426	$133,546	$134,292

Operating Profit
U.S. GAAP income before income taxes	$55,531	$54,893	$54,219	$46,643	$44,188
Provision for loan and covered loan losses	3,707	4,476	8,120	8,843	10,357
Taxable-equivalent adjustment	800	840	818	805	784
Operating profit	$60,038	$60,209	$63,157	$56,291	$55,329

Efficiency Ratio
U.S. GAAP non-interest expense (d)	$75,750	$75,827	$71,269	$77,255	$78,963
Net revenue	$135,788	$136,036	$134,426	$133,546	$134,292
Efficiency ratio (d) / (c)	55.79%	55.74%	53.02%	57.85%	58.80%

Adjusted Net Income
U.S. GAAP net income available to common stockholders	$34,505	$33,706	$33,058	$28,915	$27,270
Amortization of intangibles, net of tax	458	471	472	473	473
Adjusted net income (e)	$34,963	$34,177	$33,530	$29,388	$27,743

Average Tangible Common Equity
U.S. GAAP average total equity	$1,335,413	$1,300,893	$1,257,541	$1,250,141	$1,227,628
Less: average goodwill	94,041	94,477	94,494	94,506	94,519
Less: average other intangibles	8,506	10,074	10,865	11,644	12,426
Average tangible common equity (f)	$1,232,866	$1,196,342	$1,152,182	$1,143,991	$1,120,683

Return on average tangible common equity ((e) annualized) / (f)	11.50%	11.33%	11.55%	10.30%	10.04%

Non-U.S. GAAP Financial Measures (Continued)

	2014	2013
	March 31	December 31	September 30	June 30	March 31
Tier 1 Common Capital
U.S. GAAP total equity	$1,343,246	$1,301,904	$1,273,688	$1,233,040	$1,232,065
Trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: accumulated other comprehensive income, net of tax	13,147	9,844	18,323	14,180	44,285
Less: goodwill	94,041	94,041	94,484	94,496	94,509
Less: other intangibles	8,136	8,892	10,486	11,266	12,047
Tier 1 risk-based capital	1,472,715	1,433,920	1,395,188	1,357,891	1,326,017
Less: trust preferred securities	244,793	244,793	244,793	244,793	244,793
Tier 1 common capital (g)	$1,227,922	$1,189,127	$1,150,395	$1,113,098	$1,081,224

Tangible Common Equity
U.S. GAAP total equity	$1,343,246	$1,301,904	$1,273,688	$1,233,040	$1,232,065
Less: goodwill	94,041	94,041	94,484	94,496	94,509
Less: other intangibles	8,136	8,892	10,486	11,266	12,047
Tangible common equity (h)	$1,241,069	$1,198,971	$1,168,718	$1,127,278	$1,125,509

Tangible Assets
U.S. GAAP total assets	$14,304,782	$14,085,746	$13,869,140	$13,476,493	$13,372,230
Less: goodwill	94,041	94,041	94,484	94,496	94,509
Less: other intangibles	8,136	8,892	10,486	11,266	12,047
Tangible assets (i)	$14,202,605	$13,982,813	$13,764,170	$13,370,731	$13,265,674

Risk-weighted Assets (j)	$13,160,955	$12,938,576	$12,630,779	$12,294,375	$12,164,677

Period-end Common Shares Outstanding (k)	78,049	77,708	77,680	77,630	77,649

Ratios:
Tier 1 common equity to risk-weighted assets (g) / (j)	9.33%	9.19%	9.11%	9.05%	8.89%
Tangible common equity to risk-weighted assets (h) / (j)	9.43%	9.27%	9.25%	9.17%	9.25%
Tangible common equity to tangible assets (h) / (i)	8.74%	8.57%	8.49%	8.43%	8.48%
Tangible book value (h) / (k)	$15.90	$15.43	$15.05	$14.52	$14.49

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

The majority of our interest-earning assets are floating-rate instruments. At March 31, 2014, approximately 78% of the total loan portfolio is indexed to LIBOR, 16% of the total loan portfolio is indexed to the prime rate, and another 2% of the total loan portfolio otherwise adjusts with other reference interest rates. Of the $7.5 billion in loans maturing after one year with a floating interest rate, $1.4 billion are subject to interest rate floors, of which 91% are in effect at March 31, 2014 and are reflected in the interest sensitivity analysis below. It is anticipated that as loans renew at maturity, it will be difficult to maintain existing floors given the competitive environment. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed-rate loans and securities and interest rate swaps.

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

Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. These assumptions are periodically reviewed and updated in the context of various internal and external factors including balance sheet changes, product offerings, product mix, external micro- and macro-economic factors, anticipated client behavior and anticipated Company and market pricing behavior. During 2013 and the first quarter 2014, we conducted historical deposit re-pricing and deposit lifespan/retention analyses and adjusted our forward-looking assumptions related to client and market behavior. Based on our analyses and judgments, we modified the core deposit product repricing characteristics and retention periods, as well as average life estimates, used in our interest rate risk modeling which reflects higher interest rate sensitivity of our deposits.

Based on our current simulation modeling assumptions, the following table shows the estimated impact of an immediate change in interest rates as of March 31, 2014 and December 31, 2013.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
March 31, 2014
Dollar change	$(5,814)	$14,565	$26,238	$53,266	$81,903
Percent change	-1.4%	3.6%	6.5%	13.1%	20.2%
December 31, 2013
Dollar change	$(6,961)	$14,815	$27,594	$57,644	$89,663
Percent change	-1.8%	3.7%	6.9%	14.5%	22.5%

The table above illustrates the estimated impact to our net interest income over a one-year period is reflected in dollar terms and percentage change. As an example, if there had been an instantaneous parallel shift in the yield curve of +100 basis points on March 31, 2014, net interest income would increase by $26.2 million or 6.5% over a twelve-month period, as compared to a net interest income increase of $27.6 million, or 6.9%, if there had been an instantaneous parallel shift of +100 basis points at December 31, 2013. The decrease in the overall interest rate asset sensitivity at March 31, 2014 compared to December 31, 2013, is primarily due to a balance sheet migration into rate sensitive liabilities since December 31, 2013, as a result of a decrease in demand deposits. Additionally, assumptions modified in 2013 and first quarter 2014 had the impact of reducing overall asset sensitivity as we identified certain liabilities that demonstrated increased rate sensitivity. During the first quarter 2014, assets migrated from short-term investments into loans and investment securities, however the rate sensitivity of assets was generally constant. Taken together, rate sensitive stability in assets was coupled with a migration into more rate responsive liabilities, producing a decrease in overall interest rate asset sensitivity. This effect was furthered by the continued expansion of the hedging program. Based on the modeling, the Company remains in an asset sensitive position and would benefit from a rise in interest rates. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois known as Maas vs. Marek et. al. The lawsuit, brought by the beneficiaries of two trusts for which the Bank is serving as the successor trustee, seeks reimbursement of approximately $2 million of penalties and interest assessed by the IRS due to the late payment of certain generation skipping taxes by the trusts, as well as certain related attorney fees and other damages. The other named defendants include legal and accounting professionals that provided services related to the matters involved. In January 2014, the Circuit Court denied the Bank’s motion to dismiss, and the matter is now in the discovery process. Thereafter, the parties have agreed to participate in court-ordered non-binding mediation. Although we are not able to predict the likelihood of an adverse outcome, we currently anticipate that ultimate resolution of this matter will not have a material adverse impact on our financial condition or results of operations.

As of March 31, 2014, there were various other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Before making a decision to invest in our securities, you should carefully consider the information discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, regarding our business, financial condition or future results. You should also consider information included in this report, including the information set forth in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements."

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company's monthly common stock purchases during the quarter ended March 31, 2014, which are solely in connection with the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock and stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1 - January 31, 2014	232	$28.32	—	—
February 1 - February 28, 2014	1,124	27.97	—	—
March 1 - March 31, 2014	140,481	28.86	—	—
Total	141,837	$28.85	—	—

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

10.1 (a)	Form of Restricted Stock Unit Award Agreement for Executive Officers other than the CEO, to be used for awards beginning in February 2014.

10.2 (a)	Form of Performance Stock Unit Award Agreement for executive officers pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan, for PSU awards beginning in 2014.

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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 6, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
Date: May 6, 2014