Form 10-Q
period 2014-06-30
PRIVATEBANCORP, INC
filed 2014-08-07
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 4, 2014, there were 76,488,491 shares of the issuer’s voting common stock, without par value, outstanding and 1,584,879 nonvoting common shares, no par value, outstanding.

PRIVATEBANCORP, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$247,048	$133,518
Federal funds sold and interest-bearing deposits in banks	160,349	306,544
Loans held-for-sale	80,724	26,816
Securities available-for-sale, at fair value (pledged as collateral to creditors: $97.9 million - 2014; $108.1 million - 2013)	1,527,747	1,602,476
Securities held-to-maturity, at amortized cost (fair value: $1.1 billion - 2014; $896.9 million - 2013)	1,066,216	921,436
Federal Home Loan Bank ("FHLB") stock	28,666	30,005
Loans – excluding covered assets, net of unearned fees	11,136,942	10,644,021
Allowance for loan losses	(146,491)	(143,109)
Loans, net of allowance for loan losses and unearned fees	10,990,451	10,500,912
Covered assets	81,047	112,746
Allowance for covered loan losses	(14,375)	(16,511)
Covered assets, net of allowance for covered loan losses	66,672	96,235
Other real estate owned, excluding covered assets	19,823	28,548
Premises, furniture, and equipment, net	40,088	39,704
Accrued interest receivable	36,568	37,004
Investment in bank owned life insurance	54,500	53,865
Goodwill	94,041	94,041
Other intangible assets	7,381	8,892
Derivative assets	47,012	48,422
Other assets	135,118	157,328
Total assets	$14,602,404	$14,085,746
Liabilities
Demand deposits:
Noninterest-bearing	$3,387,424	$3,172,676
Interest-bearing	1,230,681	1,470,856
Savings deposits and money market accounts	5,033,247	4,799,561
Time deposits	1,299,616	1,336,522
Brokered time deposits	1,285,233	1,234,026
Total deposits	12,236,201	12,013,641
Short-term and secured borrowings	235,319	8,400
Long-term debt	626,793	627,793
Accrued interest payable	6,282	6,326
Derivative liabilities	35,402	48,890
Other liabilities	64,586	78,792
Total liabilities	13,204,583	12,783,842
Equity
Common stock:
Voting	75,526	75,240
Nonvoting	1,585	1,585
Treasury stock	(945)	(6,415)
Additional paid-in capital	1,024,869	1,022,023
Retained earnings	273,380	199,627
Accumulated other comprehensive income, net of tax	23,406	9,844
Total equity	1,397,821	1,301,904
Total liabilities and equity	$14,602,404	$14,085,746
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – (Continued)
(Amounts in thousands, except per share data)

	June 30, 2014			December 31, 2013
	Preferred	Common Stock		Preferred	Common Stock
	Stock	Voting	Nonvoting	Stock	Voting	Nonvoting
Per Share Data
Par value	None	None	None	None	None	None
Stated value	None	$1.00	$1.00	None	$1.00	$1.00
Share Balances
Shares authorized	1,000	174,000	5,000	1,000	174,000	5,000
Shares issued	—	76,516	1,585	—	76,397	1,585
Shares outstanding	—	76,484	1,585	—	76,123	1,585
Treasury shares	—	32	—	—	274	—
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income
Loans, including fees	$113,696	$107,407	$223,895	$214,194
Federal funds sold and interest-bearing deposits in banks	139	112	281	320
Securities:
Taxable	13,625	12,519	26,880	25,341
Exempt from Federal income taxes	1,432	1,532	2,961	3,034
Other interest income	59	62	92	152
Total interest income	128,951	121,632	254,109	243,041
Interest Expense
Interest-bearing demand deposits	842	1,034	1,784	2,149
Savings deposits and money market accounts	4,087	3,887	8,061	8,286
Time and brokered time deposits	5,034	4,956	9,840	10,085
Short-term and secured borrowings	141	410	337	528
Long-term debt	6,496	7,613	12,984	15,221
Total interest expense	16,600	17,900	33,006	36,269
Net interest income	112,351	103,732	221,103	206,772
Provision for loan and covered loan losses	327	8,843	4,034	19,200
Net interest income after provision for loan and covered loan losses	112,024	94,889	217,069	187,572
Non-interest Income
Asset management	4,440	4,800	8,787	9,194
Mortgage banking	2,626	3,198	4,258	7,368
Capital markets products	5,006	6,048	9,089	11,087
Treasury management	6,676	6,209	13,275	12,133
Loan, letter of credit and commitment fees	4,806	4,282	9,440	8,359
Syndication fees	5,440	3,140	8,753	6,972
Deposit service charges and fees and other income	1,069	1,196	2,366	3,587
Net securities gains	196	136	527	777
Total non-interest income	30,259	29,009	56,495	59,477
Non-interest Expense
Salaries and employee benefits	44,405	39,854	89,025	82,994
Net occupancy expense	7,728	7,387	15,504	14,921
Technology and related costs	3,205	3,476	6,488	6,940
Marketing	3,589	3,695	6,002	6,012
Professional services	2,905	1,782	5,664	3,681
Outsourced servicing costs	1,850	1,964	3,314	3,598
Net foreclosed property expenses	2,771	5,555	5,594	12,198
Postage, telephone, and delivery	927	981	1,752	1,824
Insurance	3,016	2,804	5,919	5,343
Loan and collection expense	1,573	2,280	2,629	5,057
Other expenses	3,496	7,477	9,324	13,650
Total non-interest expense	75,465	77,255	151,215	156,218
Income before income taxes	66,818	46,643	122,349	90,831
Income tax provision	25,994	17,728	47,020	34,646
Net income available to common stockholders	$40,824	$28,915	$75,329	$56,185
Per Common Share Data
Basic earnings per share	$0.52	$0.37	$0.97	$0.72
Diluted earnings per share	$0.52	$0.37	$0.96	$0.72
Cash dividends declared	$0.01	$0.01	$0.02	$0.02
Weighted-average common shares outstanding	77,062	76,415	76,869	76,280
Weighted-average diluted common shares outstanding	77,806	76,581	77,612	76,393
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$40,824	$28,915	$75,329	$56,185
Other comprehensive income:
Available-for-sale securities:
Net unrealized gains (losses)	11,559	(36,755)	15,236	(41,380)
Reclassification of net gains included in net income	(196)	(136)	(527)	(777)
Income tax (expense) benefit	(4,444)	14,382	(5,764)	16,423
Net unrealized gains (losses) on available-for-sale securities	6,919	(22,509)	8,945	(25,734)
Cash flow hedges:
Net unrealized gains (losses)	7,741	(11,099)	11,878	(10,941)
Reclassification of net gains included in net income	(2,264)	(1,376)	(4,307)	(2,444)
Income tax (expense) benefit	(2,137)	4,879	(2,954)	5,235
Net unrealized gains (losses) on cash flow hedges	3,340	(7,596)	4,617	(8,150)
Other comprehensive income (loss)	10,259	(30,105)	13,562	(33,884)
Comprehensive income (loss)	$51,083	$(1,190)	$88,891	$22,301
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Out- standing	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at January 1, 2013	77,115	$77,015	$(24,150)	$1,026,438	$79,799	$48,064	$1,207,166
Comprehensive income (loss) (1)	—	—	—	—	56,185	(33,884)	22,301
Cash dividends declared:
Common stock ($0.02 per share)	—	—	—	—	(1,561)	—	(1,561)
Common stock issued for:
Nonvested (restricted) stock grants	587	(587)	14,932	(14,345)	—	—	—
Exercise of stock options	93	5	2,095	(739)	—	—	1,361
Restricted stock activity	(44)	389	218	(779)	—	—	(172)
Deferred compensation plan	13	1	337	(88)	—	—	250
Excess tax benefit from share-based compensation plans	—	—	—	29	—	—	29
Stock repurchased in connection with share-based compensation plans	(134)	—	(2,433)	—	—	—	(2,433)
Share-based compensation expense	—	—	—	6,099	—	—	6,099
Balance at June 30, 2013	77,630	$76,823	$(9,001)	$1,016,615	$134,423	$14,180	$1,233,040
Balance at January 1, 2014	77,707	$76,825	$(6,415)	$1,022,023	$199,627	$9,844	$1,301,904
Comprehensive income(1)	—	—	—	—	75,329	13,562	88,891
Cash dividends declared:
Common stock ($0.02 per share)	—	—	—	—	(1,576)	—	(1,576)
Common stock issued for:
Nonvested (restricted) stock grants	374	(242)	5,548	(5,306)	—	—	—
Exercise of stock options	154	—	4,429	(1,375)	—	—	3,054
Restricted stock activity	—	528	360	(888)	—	—	—
Deferred compensation plan	13	—	384	—	—	—	384
Excess tax benefit from share-based compensation	—	—	—	2,838	—	—	2,838
Stock repurchased in connection with share-based compensation plans	(179)	—	(5,251)	—	—	—	(5,251)
Share-based compensation expense	—	—	—	7,577	—	—	7,577
Balance at June 30, 2014	78,069	$77,111	$(945)	$1,024,869	$273,380	$23,406	$1,397,821

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$75,329	$56,185
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	4,034	19,200
Depreciation of premises, furniture, and equipment	4,266	4,349
Net amortization of premium on securities	7,088	8,409
Net gains on sale of securities	(527)	(777)
Valuation adjustments on other real estate owned	3,715	10,586
Net losses on sale of other real estate owned	379	48
Net amortization of discount on covered assets	382	856
Bank owned life insurance income	(635)	(703)
Net decrease in deferred loan fees	(1,525)	(4,136)
Share-based compensation expense	7,577	6,099
Excess tax benefit from exercise of stock options and vesting of restricted shares	(3,141)	(543)
Provision for deferred income tax expense	1,067	13,307
Amortization of other intangibles	1,511	1,562
Originations and purchases of loans held-for-sale	(212,029)	(300,636)
Proceeds from sales of loans held-for-sale	161,800	322,466
Net gains from sales of loans held-for-sale	(3,363)	(7,246)
Net (increase) decrease in derivative assets and liabilities	(12,078)	10,637
Net decrease (increase) in accrued interest receivable	436	(3,493)
Net decrease in accrued interest payable	(44)	(1,178)
Net decrease (increase) in other assets	22,518	(5,160)
Net decrease in other liabilities	(14,222)	(4,157)
Net cash provided by operating activities	42,538	125,675
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	122,473	186,763
Proceeds from sales	73,649	52,846
Purchases	(111,099)	(415,732)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	51,801	66,154
Purchases	(198,727)	(160,800)
Net redemption of FHLB stock	1,339	9,324
Net (increase) decrease in loans	(495,273)	7,859
Net decrease in covered assets	30,606	35,275
Proceeds from sale of other real estate owned	6,431	23,744
Net purchases of premises, furniture, and equipment	(4,650)	(1,866)
Net cash used in investing activities	(523,450)	(196,433)
Financing Activities
Net increase (decrease) in deposit accounts	222,560	(865,302)
Decrease in secured borrowings	(4,081)	—
Net increase in FHLB advances	230,000	295,000
Stock repurchased in connection with benefit plans	(5,251)	(2,433)
Cash dividends paid	(1,560)	(1,558)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	3,438	1,439
Excess tax benefit from exercise of stock options and vesting of restricted shares	3,141	543
Net cash provided by (used in) financing activities	448,247	(572,311)
Net decrease in cash and cash equivalents	(32,665)	(643,069)
Cash and cash equivalents at beginning of year	440,062	941,451
Cash and cash equivalents at end of period	$407,397	$298,382
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$33,050	$37,447
Cash paid for income taxes	43,100	13,265
Non-cash transfers of loans to other real estate	1,800	9,632
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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to June 30, 2014 for potential recognition or disclosure.

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

Revenue from Contracts with Customers - In May 2014, the FASB issued a comprehensive new revenue recognition standard that will replace most of the existing revenue recognition guidance in U.S. GAAP. All arrangements involving the transfer of goods or services to customers are within the scope of the guidance, except for certain contracts subject to other U.S. GAAP guidance, including lease contracts and rights and obligations related to financial instruments. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also includes new disclosure requirements related to the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be effective for the Company’s financial statements that include periods beginning on or after January 1, 2017. The Company may choose to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2017. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations, as well as which transition method to use.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures - In June 2014, the FASB issued guidance that amends the accounting for repurchase-to-maturity transactions and repurchase financings. Under the new guidance, repurchase-to-maturity transactions will be accounted for as secured borrowings. Additionally, the initial transfer and related repurchase agreement in a repurchase financing will need to be considered separately, rather than as a linked transaction. In addition, new disclosures will be required for (1) repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings, and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The guidance will be effective for the Company’s financial statements that include periods beginning on or after January 1, 2015, except for the disclosures related to transactions accounted for as secured borrowings, which will be effective for the Company’s financial statements that include periods beginning on April 1, 2015. The adoption of this guidance is not expected to have a material impact on our financial position or consolidated results of operations.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - In June 2014, the FASB issued guidance that clarifies the accounting for a performance target that affects vesting of a share-based payment award and that could be achieved after the requisite service period. The guidance indicates that such a performance target would not be reflected in the estimation of the award’s grant date fair value. Rather, compensation cost for such an award would be recognized over the requisite service period, if it is probable that the performance target will be achieved. The total amount of compensation cost recognized during and after the requisite service period would reflect the number of awards that are expected to vest and would be adjusted to reflect those awards that ultimately vest. The guidance will be effective for the Company’s financial statements that include periods beginning on or after January 1, 2016 and applied prospectively to awards that are granted or modified after the effective date. The adoption of this guidance is not expected to have a material impact on our financial position or consolidated results of operations.

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	June 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$145,056	$—	$(1,598)	$143,458	$145,716	$—	$(3,141)	$142,575
U.S. Agency	47,184	—	(851)	46,333	47,409	—	(1,881)	45,528
Collateralized mortgage obligations	153,307	6,293	(7)	159,593	169,775	6,356	(15)	176,116
Residential mortgage-backed securities	861,730	27,735	(2,603)	886,862	946,656	23,627	(7,176)	963,107
State and municipal securities	283,976	7,820	(795)	291,001	271,135	6,627	(3,112)	274,650
Foreign sovereign debt	500	—	—	500	500	—	—	500
Total	$1,491,753	$41,848	$(5,854)	$1,527,747	$1,581,191	$36,610	$(15,325)	$1,602,476
Securities Held-to-Maturity
Collateralized mortgage obligations	$64,305	$—	$(2,607)	$61,698	$67,335	$—	$(3,263)	$64,072
Residential mortgage-backed securities	826,723	6,619	(4,354)	828,988	688,410	637	(15,274)	673,773
Commercial mortgage-backed securities	174,273	626	(2,529)	172,370	164,607	6	(6,640)	157,973
State and municipal securities	915	9	—	924	1,084	6	—	1,090
Total	$1,066,216	$7,254	$(9,490)	$1,063,980	$921,436	$649	$(25,177)	$896,908

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank ("FRB") discount window borrowing availability, derivative transactions, standby letters of credit with counterparty banks and for other purposes as permitted or required by law, totaled $373.1 million and $401.4 million at June 30, 2014 and December 31, 2013, respectively. Of total pledged securities, securities pledged to creditors under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties totaled $97.9 million and $108.1 million at June 30, 2014 and December 31, 2013, respectively.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at June 30, 2014 or December 31, 2013.

The following table presents the fair values of securities with unrealized losses as of June 30, 2014 and December 31, 2013. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2014
Securities Available-for-Sale
U.S. Treasury	$19,845	$(15)	$123,612	$(1,583)	$143,457	$(1,598)
U.S. Agency	—	—	46,334	(851)	46,334	(851)
Collateralized mortgage obligations	2,385	(7)	—	—	2,385	(7)
Residential mortgage-backed securities	37,736	(65)	115,510	(2,538)	153,246	(2,603)
State and municipal securities	27,252	(100)	44,661	(695)	71,913	(795)
Total	$87,218	$(187)	$330,117	$(5,667)	$417,335	$(5,854)
Securities Held-to-Maturity
Residential mortgage-backed securities	$24,208	$(19)	$250,674	$(4,335)	$274,882	$(4,354)
Commercial mortgage-backed securities	3,287	(5)	106,344	(2,524)	109,631	(2,529)
Collateralized mortgage obligations	—	—	61,698	(2,607)	61,698	(2,607)
Total	$27,495	$(24)	$418,716	$(9,466)	$446,211	$(9,490)
As of December 31, 2013
Securities Available-for-Sale
U.S. Treasury	$142,575	$(3,141)	$—	$—	$142,575	$(3,141)
U.S. Agency	45,528	(1,881)	—	—	45,528	(1,881)
Collateralized mortgage obligations	3,409	(15)	—	—	3,409	(15)
Residential mortgage-backed securities	276,657	(7,176)	—	—	276,657	(7,176)
State and municipal securities	104,442	(2,812)	10,325	(300)	114,767	(3,112)
Total	$572,611	$(15,025)	$10,325	$(300)	$582,936	$(15,325)
Securities Held-to-Maturity
Residential mortgage-backed securities	$556,410	$(14,908)	$3,327	$(366)	$559,737	$(15,274)
Commercial mortgage-backed securities	123,021	(4,674)	25,240	(1,966)	148,261	(6,640)
Collateralized mortgage obligations	64,072	(3,263)	—	—	64,072	(3,263)
Total	$743,503	$(22,845)	$28,567	$(2,332)	$772,070	$(25,177)

There were $748.8 million of securities with $15.1 million in an unrealized loss position for greater than 12 months at June 30, 2014. At December 31, 2013, there were $38.9 million of securities with $2.6 million in an unrealized loss position for greater than 12 months. The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, no other-than-temporary impairments have been recorded on these securities during the six months ended June 30, 2014 or during 2013.

The following table presents the remaining contractual maturity of securities as of June 30, 2014 by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	June 30, 2014
	Available-For-Sale Securities		Held-To-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agency, state and municipal and foreign sovereign debt securities:
One year or less	$5,375	$5,428	$545	$545
One year to five years	298,082	300,249	370	379
Five years to ten years	170,263	172,504	—	—
After ten years	2,996	3,111	—	—
All other securities:
Collateralized mortgage obligations	153,307	159,593	64,305	61,698
Residential mortgage-backed securities	861,730	886,862	826,723	828,988
Commercial mortgage-backed securities	—	—	174,273	172,370
Total	$1,491,753	$1,527,747	$1,066,216	$1,063,980

The following table presents gains (losses) on securities for the six months ended June 30, 2014 and 2013.

Securities Gains (Losses)
(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales	$26,172	$2,068	$73,649	$52,846
Gross realized gains	$213	$136	$610	$778
Gross realized losses	(17)	—	(83)	(1)
Net realized gains	$196	$136	$527	$777
Income tax provision on net realized gains	$77	$53	$208	$306

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

Loan Portfolio
(Amounts in thousands)

	June 30, 2014	December 31, 2013
Commercial and industrial	$5,871,425	$5,457,574
Commercial - owner-occupied CRE	1,699,861	1,674,260
Total commercial	7,571,286	7,131,834
Commercial real estate	1,985,273	1,987,307
Commercial real estate - multi-family	533,854	513,194
Total commercial real estate	2,519,127	2,500,501
Construction	360,313	293,387
Residential real estate	337,329	341,868
Home equity	144,081	149,732
Personal	204,806	226,699
Total loans	$11,136,942	$10,644,021
Deferred loan fees, net of costs, included as a reduction in total loans	$35,538	$37,063
Overdrawn demand deposits included in total loans	$1,213	$2,772

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Loans Held-For-Sale
(Amounts in thousands)

	June 30, 2014	December 31, 2013
Mortgage loans held-for-sale (1)	$20,290	$17,619
Other loans held-for-sale (2)	60,434	9,197
Total loans held-for-sale	$80,724	$26,816

(1)
Includes residential mortgage loan originations intended to be sold in the secondary market. The Company accounts for these loans under the fair value option. Refer to Note 16 for additional information regarding mortgage loans held-for-sale.

(2)
Other loans held-for-sale represent commercial loans carried at the lower of aggregate cost or fair value. Generally, the Company intends to sell these loans within 30-60 days from the date the intent to sell was established.

Carrying Value of Loans Pledged
(Amounts in thousands)

	June 30, 2014	December 31, 2013
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$522,926	$710,269
FHLB advances	1,742,575	1,337,552
Total	$2,265,501	$2,047,821

(1)	No borrowings were outstanding at June 30, 2014 or December 31, 2013.

Loan Portfolio Aging

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of June 30, 2014
Commercial	$7,536,364	$400	$—	$—	$7,536,764	$34,522	$7,571,286
Commercial real estate	2,494,466	2,708	—	—	2,497,174	21,953	2,519,127
Construction	360,313	—	—	—	360,313	—	360,313
Residential real estate	327,875	—	117	—	327,992	9,337	337,329
Home equity	133,617	267	—	—	133,884	10,197	144,081
Personal	204,035	191	—	—	204,226	580	204,806
Total loans	$11,056,670	$3,566	$117	$—	$11,060,353	$76,589	$11,136,942
As of December 31, 2013
Commercial	$7,106,900	$2	$153	$—	$7,107,055	$24,779	$7,131,834
Commercial real estate	2,447,441	5,946	161	—	2,453,548	46,953	2,500,501
Construction	293,387	—	—	—	293,387	—	293,387
Residential real estate	330,922	674	296	—	331,892	9,976	341,868
Home equity	136,341	1,108	404	—	137,853	11,879	149,732
Personal	225,922	124	2	—	226,048	651	226,699
Total loans	$10,540,913	$7,854	$1,016	$—	$10,549,783	$94,238	$10,644,021

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

The following two tables present our recorded investment in impaired loans outstanding by product segment, including our recorded investment in impaired loans, which represents the principal amount outstanding, net of unearned income, deferred loan fees and costs, and any direct principal charge-offs.

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of June 30, 2014
Commercial	$70,744	$42,793	$22,058	$64,851	$11,113
Commercial real estate	29,571	8,277	14,896	23,173	4,879
Residential real estate	10,938	4,971	4,366	9,337	630
Home equity	12,123	3,009	8,621	11,630	1,715
Personal	580	—	580	580	150
Total impaired loans	$123,956	$59,050	$50,521	$109,571	$18,487

As of December 31, 2013
Commercial	$44,471	$30,039	$11,774	$41,813	$4,895
Commercial real estate	61,112	10,301	38,203	48,504	12,536
Residential real estate	11,823	2,629	7,347	9,976	2,412
Home equity	13,893	2,567	10,903	13,470	2,386
Personal	651	—	651	651	148
Total impaired loans	$131,950	$45,536	$68,878	$114,414	$22,377

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	Quarters Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$55,534	$419	$76,777	$620
Commercial real estate	36,960	20	62,402	98
Residential real estate	9,481	—	13,023	—
Home equity	12,614	21	15,390	23
Personal	599	—	3,910	—
Total	$115,188	$460	$171,502	$741

	Six Months Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$48,935	$801	$81,893	$1,253
Commercial real estate	41,617	44	71,424	330
Residential real estate	9,700	—	12,452	3
Home equity	13,018	45	14,687	60
Personal	632	—	4,293	—
Total	$113,902	$890	$184,749	$1,646

(1)	Represents amounts while classified as impaired for the periods presented.

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

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of June 30, 2014
Commercial	$114,165	1.5	$114,443	1.5	$34,522	0.5	$7,571,286
Commercial real estate	773	*	1,924	0.1	21,953	0.9	2,519,127
Construction	—	—	—	—	—	—	360,313
Residential real estate	2,778	0.8	6,661	2.0	9,337	2.8	337,329
Home equity	1,939	1.3	1,990	1.4	10,197	7.1	144,081
Personal	223	0.1	15	*	580	0.3	204,806
Total	$119,878	1.1	$125,033	1.1	$76,589	0.7	$11,136,942
As of December 31, 2013
Commercial	$62,272	0.9	$87,391	1.2	$24,779	0.3	$7,131,834
Commercial real estate	1,016	*	4,489	0.2	46,953	1.9	2,500,501
Construction	—	—	—	—	—	—	293,387
Residential real estate	4,898	1.4	7,177	2.1	9,976	2.9	341,868
Home equity	2,884	1.9	2,538	1.7	11,879	7.9	149,732
Personal	187	0.1	177	0.1	651	0.3	226,699
Total	$71,257	0.7	$101,772	1.0	$94,238	0.9	$10,644,021

*	Less than 0.1%

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	June 30, 2014		December 31, 2013
	Accruing	Nonaccrual (1)	Accruing	Nonaccrual (1)
Commercial	$30,329	$6,046	$17,034	$6,188
Commercial real estate	1,220	8,403	1,551	19,309
Residential real estate	—	1,534	—	2,239
Home equity	1,433	4,471	1,591	3,805
Personal	—	562	—	641
Total	$32,982	$21,016	$20,176	$32,182

(1)	Included in nonperforming loans.

At June 30, 2014 and December 31, 2013, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $16.4 million and $5.5 million, respectively.

Additions to Accruing Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Quarters Ended June 30,
	2014			2013
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	1	$3,550	$3,550	2	$4,600	$4,600
Other concession (3)	1	2,638	2,638	—	—	—
Total commercial	2	6,188	6,188	2	4,600	4,600
Total accruing	2	$6,188	$6,188	2	$4,600	$4,600

	Six Months Ended June 30,
	2014			2013
		Recorded Investment (1)			Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	2	$3,750	$3,750	4	$4,935	$4,935
Other concession (3)	2	15,579	15,579	—	—	—
Total commercial	4	19,329	19,329	4	4,935	4,935
Commercial real estate
Other concession (3)	1	426	426	—	—	—
Residential real estate
Extension of maturity date (2)	—	—	—	1	150	150
Total accruing	5	$19,755	$19,755	5	$5,085	$5,085

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases, or deferrals of principal.

Additions to Nonaccrual Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Quarters Ended June 30,
	2014			2013
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	—	$—	$—	1	$134	$134
Other concession (3)	2	97	97	4	1,723	1,723
Total commercial	2	97	97	5	1,857	1,857
Commercial real estate
Other concession (3)	1	1,120	1,120	—	—	—
Residential real estate
Other concession (3)	1	70	70	—	—	—
Home equity
Other concession (3)	2	865	865	1	590	590
Total nonaccrual	6	$2,152	$2,152	6	$2,447	$2,447

	Six Months Ended June 30,
	2014			2013
		Recorded Investment (1)			Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	—	$—	$—	1	$134	$134
Other concession (3)	4	553	503	4	1,723	1,723
Total commercial	4	553	503	5	1,857	1,857
Commercial real estate
Extension of maturity date (2)	—	—	—	1	297	297
Other concession (3)	1	1,120	1,120	—	—	—
Total commercial real estate	1	1,120	1,120	1	297	297
Residential real estate
Other concession (3)	3	565	565	—	—	—
Home equity
Extension of maturity date (2)	1	114	114	3	476	476
Other concession (3)	3	1,115	1,115	4	1,022	1,015
Total home equity	4	1,229	1,229	7	1,498	1,491
Total nonaccrual	12	$3,467	$3,417	13	$3,652	$3,645
Change in recorded investment due to principal paydown at time of modification			$50			$7

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve calculation. However, our general reserve methodology considers the amount and product type of the TDRs removed as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Refer to the "Impaired Loan" and "Allowance for Loan Loss" sections of Note 1, "Summary of Significant Accounting Policies," to the Notes to Consolidated Financial Statements of our 2013 Annual Report on Form 10-K regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $3.7 million and $8.6 million in specific reserves for nonaccrual TDRs at June 30, 2014 and December 31, 2013, respectively. For accruing TDRs, there were specific reserves of $33,000 and $37,000 at June 30, 2014 and December 31, 2013, respectively, with the specific reserve representing the difference between the present value of cash flows for the restructured loan as compared to the recorded investment in the loan.

The following table presents the recorded investment and number of loans modified as an accruing TDR during the previous 12 months which subsequently became nonperforming during the six months ended June 30, 2014 and 2013. A loan becomes nonperforming and placed on nonaccrual status typically when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than when the loan becomes 90 days past due.

Accruing Troubled Debt Restructurings
Reclassified as Nonperforming Within 12 Months of Restructuring
(Dollars in thousands)

	2014		2013
	Number of Borrowers	Recorded Investment (1)	Number of Borrowers	Recorded Investment (1)
Quarters Ended June 30,
None	—	$—	—	$—
Six Months Ended June 30,
Commercial real estate	1	$699	2	$5,258

(1)	Represents amounts as of the balance sheet date from the quarter the default was first reported.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 6 for additional information regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Quarter Ended June 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$90,080	$37,575	$3,547	$6,978	$5,500	$3,088	$146,768
Loans charged-off	(2,142)	(2,082)	—	(180)	(268)	(13)	(4,685)
Recoveries on loans previously charged-off	813	1,360	9	135	60	20	2,397
Net (charge-offs) recoveries	(1,329)	(722)	9	(45)	(208)	7	(2,288)
Provision (release) for loan losses	7,575	(3,554)	65	(1,653)	(277)	(145)	2,011
Balance at end of period	$96,326	$33,299	$3,621	$5,280	$5,015	$2,950	$146,491
Ending balance, loans individually evaluated for impairment (1)	$11,113	$4,879	$—	$630	$1,715	$150	$18,487
Ending balance, loans collectively evaluated for impairment	$85,213	$28,420	$3,621	$4,650	$3,300	$2,800	$128,004
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$64,851	$23,173	$—	$9,337	$11,630	$580	$109,571
Ending balance, loans collectively evaluated for impairment	7,506,435	2,495,954	360,313	327,992	132,451	204,226	11,027,371
Total recorded investment in loans	$7,571,286	$2,519,127	$360,313	$337,329	$144,081	$204,806	$11,136,942

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Quarter Ended June 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$65,352	$63,968	$2,101	$10,003	$6,562	$6,006	$153,992
Loans charged-off	(2,372)	(8,725)	—	(783)	(334)	(2,776)	(14,990)
Recoveries on loans previously charged-off	459	141	25	2	199	46	872
Net (charge-offs) recoveries	(1,913)	(8,584)	25	(781)	(135)	(2,730)	(14,118)
Provision (release) for loan losses	17,235	(8,895)	500	(176)	(387)	32	8,309
Balance at end of period	$80,674	$46,489	$2,626	$9,046	$6,040	$3,308	$148,183
Ending balance, loans individually evaluated for impairment (1)	$15,806	$9,669	$—	$4,101	$2,970	$178	$32,724
Ending balance, loans collectively evaluated for impairment	$64,868	$36,820	$2,626	$4,945	$3,070	$3,130	$115,459
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$91,655	$48,562	$—	$12,812	$15,260	$1,751	$170,040
Ending balance, loans collectively evaluated for impairment	6,569,812	2,453,139	211,976	334,817	144,698	210,154	9,924,596
Total recorded investment in loans	$6,661,467	$2,501,701	$211,976	$347,629	$159,958	$211,905	$10,094,636

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses (Continued)
(Amounts in thousands)

	Six Months Ended June 30,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2014
Balance at beginning of year	$80,768	$42,362	$3,338	$7,555	$5,648	$3,438	$143,109
Loans charged-off	(3,629)	(4,664)	—	(415)	(715)	(143)	(9,566)
Recoveries on loans previously charged-off	4,475	2,048	16	435	88	426	7,488
Net recoveries (charge-offs)	846	(2,616)	16	20	(627)	283	(2,078)
Provision (release) for loan losses	14,712	(6,447)	267	(2,295)	(6)	(771)	5,460
Balance at end of period	$96,326	$33,299	$3,621	$5,280	$5,015	$2,950	$146,491
2013
Balance at beginning of year	$63,709	$73,150	$2,434	$9,696	$6,797	$5,631	$161,417
Loans charged-off	(13,518)	(16,291)	70	(1,219)	(708)	(2,781)	(34,447)
Recoveries on loans previously charged-off	855	1,505	34	4	260	98	2,756
Net (charge-offs) recoveries	(12,663)	(14,786)	104	(1,215)	(448)	(2,683)	(31,691)
Provision (release) for loan losses	29,628	(11,875)	88	565	(309)	360	18,457
Balance at end of period	$80,674	$46,489	$2,626	$9,046	$6,040	$3,308	$148,183

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$9,702	$9,066	$9,206	$7,343
Provision (release) for unfunded commitments	(339)	467	157	2,190
Balance at end of period	$9,363	$9,533	$9,363	$9,533
Unfunded commitments, excluding covered assets, at period end (1)	$5,140,210	$4,732,435

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

The carrying amount of covered assets is presented in the following table.

Covered Assets
(Amounts in thousands)

	June 30, 2014			December 31, 2013
	Purchased Loans (1)	Other Assets	Total	Purchased Loans (1)	Other Assets	Total
Commercial loans	$4,717	$—	$4,717	$11,562	$—	$11,562
Commercial real estate loans	34,408	—	34,408	46,657	—	46,657
Residential mortgage loans	34,311	—	34,311	36,883	—	36,883
Consumer installment and other	2,747	229	2,976	3,213	259	3,472
Foreclosed real estate	—	1,778	1,778	—	7,880	7,880
Estimated loss reimbursement by the FDIC	—	2,857	2,857	—	6,292	6,292
Total covered assets	76,183	4,864	81,047	98,315	14,431	112,746
Allowance for covered loan losses	(14,375)	—	(14,375)	(16,511)	—	(16,511)
Net covered assets	$61,808	$4,864	$66,672	$81,804	$14,431	$96,235
Nonperforming covered loans (2)	$11,813			$15,610

(1)	Purchased loans include $3.6 million and $7.6 million of purchased impaired loans as of June 30, 2014 and December 31, 2013, respectively.

(2)
Excludes purchased impaired loans which are accounted for on a pool basis based on common risk characteristics as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Because we are recognizing interest income on each pool of loans, all purchased impaired loans are considered to be performing.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	June 30, 2014	December 31, 2013
Banking	$81,755	$81,755
Asset management	12,286	12,286
Total goodwill	$94,041	$94,041

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

We are not aware of any events or circumstances that would indicate goodwill is impaired at June 30, 2014.

We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 12 years.

We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During second quarter 2014, there were no events or circumstances to indicate there may be impairment of intangible assets, and no impairment charges for other intangible assets were recorded for the six months ended June 30, 2014.

Other Intangible Assets
(Amounts in thousands)

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Core deposit intangibles:
Gross carrying amount	$18,093	$18,093
Accumulated amortization	11,478	10,071
Net carrying amount	$6,615	$8,022
Amortization during the period	$1,407	$2,709
Weighted average remaining life (in years)	3	3
Client relationships:
Gross carrying amount	$2,002	$2,002
Accumulated amortization	1,236	1,132
Net carrying amount	$766	$870
Amortization during the period	$104	$412
Weighted average remaining life (in years)	6	7

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year ending December 31,
2014 - remaining six months	$1,496
2015	2,455
2016	2,161
2017	1,125
2018	98
2019 and thereafter	46
Total	$7,381

8. SHORT-TERM AND SECURED BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	June 30, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$233,000	0.17%	$2,000	3.37%
Other Information:
Weighted average remaining maturity of FHLB advances at period end	4 days		12 months
Unused FHLB advances availability	$378,003		$395,302
Unused overnight federal funds availability (1)	$610,000		$520,000
Borrowing capacity through the FRB discount window primary credit program (2)	$451,998		$621,855

(1)	Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

As a member of the FHLB Chicago, the Bank has access to a borrowing capacity of $858.3 million at June 30, 2014, of which $378.0 million is available, subject to the additional investment in FHLB Chicago stock required. Our borrowing capacity with the FHLB Chicago is subject to change based on the availability of acceptable collateral to pledge and the level of our investment in FHLB Chicago stock. At June 30, 2014, advances from the FHLB Chicago were comprised of $230.0 million short-term and $250.0 million long-term. Qualifying residential, multi-family and commercial real estate loans, home equity lines of credit, and mortgage-backed securities are held as collateral towards current outstanding balances and additional borrowing availability. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less at June 30, 2014.

The Company has a $60.0 million 364-day Revolving Line of Credit (the "Facility") with a group of commercial banks, which currently matures September 26, 2014. Any amounts outstanding under the Facility upon maturity may be converted, at the Company's option, to an amortizing term loan, with the balance of such loan due September 27, 2016. Loans under the Facility bear interest, at the Company's election, at a floating rate equal to either LIBOR plus 1.95% or a defined base rate minus 0.50%. At June 30, 2014, no amounts have been drawn on the Facility.

Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of June 30, 2014 and December 31, 2013, these loan participation agreements totaled $2.3 million and $6.4 million, respectively. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition at each of these dates.

9. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

		June 30, 2014	December 31, 2013
Parent Company:
2.88% junior subordinated debentures due 2034	(1)(a)	$8,248	$8,248
1.94% junior subordinated debentures due 2035	(2)(a)	51,547	51,547
1.73% junior subordinated debentures due 2035	(3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068	(a)	143,760	143,760
7.125% subordinated debentures due 2042 (b)		125,000	125,000
Subtotal		369,793	369,793
Subsidiaries:
FHLB advances		257,000	258,000
Total long-term debt		$626,793	$627,793
Weighted average interest rate of FHLB long-term advances at period end		0.21%	0.22%
Weighted average remaining maturity of FHLB long-term advances at period end (in years)		1.6	2.1

(1)	Variable rate in effect at June 30, 2014 based on three-month LIBOR +2.65%.

(2)	Variable rate in effect at June 30, 2014, based on three-month LIBOR +1.71%.

(3)	Variable rate in effect at June 30, 2014, based on three-month LIBOR +1.50%.

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

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year ending December 31,
2015	$252,000
2019 and thereafter (1)	374,793
Total	$626,793

(1)	Of the total, $5.0 million is due in 2019 and $369.8 million is due in 2034 and thereafter.

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of June 30, 2014, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company obligated mandatorily redeemable trust preferred securities ("Trust Preferred Securities") to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company ("Debentures"). The Debentures held by the trusts, which in aggregate total $244.8 million, are the sole assets of each respective trust. Our obligations under the Debentures and related documents, including the indentures, the declarations of trust and related Company guarantees, taken together, constitute a full and unconditional guarantee by the Company on a subordinated basis of distributions, and redemption payments and liquidation payments on the Trust Preferred Securities. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all or any series of the Debentures, in each case, at a redemption price of 100% of the principal amount of the Debentures being redeemed plus any accrued but unpaid interest to the redemption date. The repayment, redemption or repurchase of any of the Debentures would be subject to the terms of the applicable indenture and would result in a corresponding repayment, redemption or repurchase of an equivalent amount of the related series of Trust Preferred Securities. Any redemption of the Debentures held by the PrivateBancorp Statutory Trust IV (the "Series IV Debentures"), would be subject to the terms of the replacement capital covenant described below and any required regulatory approval.

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

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

		Common Securities Issued	Trust Preferred Securities Issued (1)		Earliest Redemption Date (on or after) (3)		Principal Amount of Debentures (3)
	Issuance Date			Coupon Rate (2)		Maturity	June 30, 2014	December 31, 2013
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.88%	Jun 17, 2009	Jun. 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	1.94%	Sep 15, 2010	Sep. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.73%	Dec 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Statutory Trust IV	May 2008	10	143,750	10.00%	Jun 15, 2013	Jun. 2068	143,760	143,760
Total		$3,043	$241,750				$244,793	$244,793

(1)
The trust preferred securities accrue distributions at a rate equal to the interest rate on and have a maturity identical to that of the related Debentures. The trust preferred securities will be redeemed upon maturity or earlier redemption of the related Debentures.

(2)
Reflects the coupon rate in effect at June 30, 2014. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three-month LIBOR plus 2.65%. The coupon rates for the PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Statutory Trust IV is fixed. Distributions for all of the Trusts are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years in the case of the Debentures held by Trust IV, and five years in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

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

11. EQUITY

Comprehensive Income

Change in Accumulated Other Comprehensive Income ("AOCI") by Component
(Amounts in thousands)

	Six Months Ended June 30,
	2014			2013
	Unrealized Gain on Available-for-Sale Securities	Accumulated Loss on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total
Balance at beginning of period	$12,960	$(3,116)	$9,844	$42,219	$5,845	$48,064
Increase in unrealized gains (losses) on securities	15,236	—	15,236	(41,380)	—	(41,380)
Increase in unrealized gains on cash flow hedges	—	11,878	11,878	—	(10,941)	(10,941)
Tax (expense) benefit on increase in unrealized gains (losses)	(5,972)	(4,650)	(10,622)	16,117	4,271	20,388
Other comprehensive income (loss) before reclassifications	9,264	7,228	16,492	(25,263)	(6,670)	(31,933)
Reclassification adjustment of net gains included in net income (1)	(527)	(4,307)	(4,834)	(777)	(2,444)	(3,221)
Reclassification adjustment for tax expense on realized net gains(2)	208	1,696	1,904	306	964	1,270
Amounts reclassified from AOCI	(319)	(2,611)	(2,930)	(471)	(1,480)	(1,951)
Net current period other comprehensive income (loss)	8,945	4,617	13,562	(25,734)	(8,150)	(33,884)
Balance at end of period	$21,905	$1,501	$23,406	$16,485	$(2,305)	$14,180

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

12. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic earnings per common share
Net income	$40,824	$28,915	$75,329	$56,185
Net income allocated to participating stockholders (1)	(519)	(576)	(1,147)	(1,117)
Net income allocated to common stockholders	$40,305	$28,339	$74,182	$55,068
Weighted-average common shares outstanding	77,062	76,415	76,869	76,280
Basic earnings per common share	$0.52	$0.37	$0.97	$0.72
Diluted earnings per common share
Diluted earnings applicable to common stockholders (2)	$40,308	$28,340	$74,192	$55,069
Weighted-average diluted common shares outstanding:
Weighted-average common shares outstanding	77,062	76,415	76,869	76,280
Dilutive effect of stock awards (3)	744	166	743	113
Weighted-average diluted common shares outstanding	77,806	76,581	77,612	76,393
Diluted earnings per common share	$0.52	$0.37	$0.96	$0.72

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

(3)
For the quarters ended June 30, 2014 and 2013, the weighted-average outstanding non-participating securities of 1.3 million and 3.1 million, respectively, and for the six months ended June 30, 2014 and 2013, the weighted-average outstanding non-participating securities of 1.3 million and 3.2 million shares, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

13. INCOME TAXES

Income Tax Provision Analysis
(Dollars in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income before income taxes	$66,818	$46,643	$122,349	$90,831
Income tax provision:
Current income tax provision	$26,086	$12,973	$45,953	$21,339
Deferred income tax (benefit) provision	(92)	4,755	1,067	13,307
Total income tax provision	$25,994	$17,728	$47,020	$34,646
Effective tax rate	38.9%	38.0%	38.4%	38.1%

Deferred Tax Assets

Net deferred tax assets totaled $88.6 million at June 30, 2014 and $98.6 million at December 31, 2013. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

At June 30, 2014, we have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

As of June 30, 2014 and December 31, 2013, we had $347,000 of unrecognized tax benefits relating to uncertain tax positions that, if recognized, would impact the effective tax rate.

14. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce interest rate risk, as it relates to mortgage loan commitments and planned sales of loans, and foreign currency volatility as it relates to certain loans denominated in currencies other than the U.S. dollar. We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the above-mentioned end-user and client-related derivatives were designated as hedging instruments for accounting purposes at June 30, 2014 and December 31, 2013.

We also use interest rate derivatives to hedge variability in forecasted interest cash flows in our loan portfolio which is comprised primarily of floating-rate loans. These derivatives are designated as cash flow hedges.

Derivatives expose us to counterparty credit risk. Credit risk is managed through our standard underwriting process. Actual exposures are monitored against various types of credit limits established to contain risk within parameters. Additionally, credit risk is managed through the use of collateral, netting agreements, and the establishment of internal concentration limits by financial institution.

Composition of Derivative Instruments and Fair Value
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	$500,000	$5,832	$350,000	$4,005	$250,000	$4,211	$325,000	$9,748
Derivatives not designated as hedging instruments:
Client-related derivatives:
Interest rate contracts	$3,719,821	$49,403	$3,959,328	$54,155	$3,719,821	$50,548	$3,959,328	$54,930
Foreign exchange contracts	107,138	2,299	116,761	3,029	107,138	1,799	116,761	2,570
Credit contracts (1)	81,216	8	91,694	34	104,507	46	113,348	98
Total client-related derivatives		$51,710		$57,218		$52,393		$57,598
Other end-user derivatives:
Foreign exchange contracts	$4,272	$12	$5,436	$16	$15,692	$139	$7,041	$218
Mortgage banking derivatives		185		341		263		103
Total other end-user derivatives		$197		$357		$402		$321
Total derivatives not designated as hedging instruments		$51,907		$57,575		$52,795		$57,919
Netting adjustments (2)		(10,727)		(13,158)		(21,604)		(18,777)
Total derivatives		$47,012		$48,422		$35,402		$48,890

(1)	The remaining average notional amounts are shown for credit contracts.

(2)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting agreements.

Master Netting Agreements

Certain of the Company's derivative contracts are subject to enforceable master netting agreements with derivative counterparties. Authoritative accounting guidance permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists between the Company and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. For those derivative contracts subject to enforceable master netting agreements, derivative assets and liabilities, and related cash collateral, with the same counterparty are reported on a net basis within derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition.

Derivative contracts may require the Company to provide or receive cash or financial instrument collateral. Collateral associated with derivative assets and liabilities subject to enforceable master netting agreements with the same counterparty is posted on a net basis. The Company has pledged cash or financial collateral in accordance with each counterparty's collateral posting requirements for all of the Company's derivative assets and liabilities in a net liability position as of June 30, 2014. Certain collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that the Company is only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts.

As of June 30, 2014, $10.9 million of cash collateral pledged was netted with the related derivative liabilities and no cash collateral received was netted with the related derivative assets on the Consolidated Statements of Financial Condition. To the extent not netted against derivative fair values under a master netting agreement, the receivable for cash pledged is included in other short-term investments. There was no receivable for cash pledged at June 30, 2014. Any securities pledged to counterparties as financial instrument collateral remain on the Consolidated Statements of Financial Condition as long as the Company does not default.

The following table presents information about the Company's derivative assets and liabilities and the related collateral by derivative type (e.g., interest rate contracts). As the Company posts collateral with counterparties on the basis of its net position in all derivative contracts with a given counterparty, the information presented below aggregates the derivative contracts entered into with the same counterparty.

Offsetting of Derivative Assets and Liabilities
(Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of June 30, 2014
Derivative assets:
Interest rate contracts	$55,235	$(9,526)	$45,709	$—	$—	$45,709
Foreign exchange contracts	1,248	(1,198)	50	—	—	50
Credit contracts	8	(3)	5	—	—	5
Total derivatives subject to a master netting agreement	56,491	(10,727)	45,764	—	—	45,764
Total derivatives not subject to a master netting agreement	1,248	—	1,248	—	—	1,248
Total derivatives	$57,739	$(10,727)	$47,012	$—	$—	$47,012
Derivative liabilities:
Interest rate contracts	$54,759	$(20,846)	$33,913	$(32,593)	$—	$1,320
Foreign exchange contracts	1,705	(756)	949	(912)	—	37
Credit contracts	46	(2)	44	(42)	—	2
Total derivatives subject to a master netting agreement	56,510	(21,604)	34,906	(33,547)	—	1,359
Total derivatives not subject to a master netting agreement	496	—	496	—	—	496
Total derivatives	$57,006	$(21,604)	$35,402	$(33,547)	$—	$1,855

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents end-user, client-related and cash flow hedging derivative contracts and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Derivative Assets and Liabilities (Continued) (Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of December 31, 2013
Derivative assets:
Interest rate contracts	$58,160	$(12,371)	$45,789	$—	$—	$45,789
Foreign exchange contracts	1,298	(767)	531	—	—	531
Credit contracts	34	(20)	14	—	—	14
Total derivatives subject to a master netting agreement	59,492	(13,158)	46,334	—	—	46,334
Total derivatives not subject to a master netting agreement	2,088	—	2,088	—	—	2,088
Total derivatives	$61,580	$(13,158)	$48,422	$—	$—	$48,422
Derivative liabilities:
Interest rate contracts	$64,678	$(17,990)	$46,688	$(41,192)	$—	$5,496
Foreign exchange contracts	2,462	(767)	1,695	(1,495)	—	200
Credit contracts	98	(20)	78	(69)	—	9
Total derivatives subject to a master netting agreement	67,238	(18,777)	48,461	(42,756)	—	5,705
Total derivatives not subject to a master netting agreement	429	—	429	—	—	429
Total derivatives	$67,667	$(18,777)	$48,890	$(42,756)	$—	$6,134

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents end-user, client-related and cash flow hedging derivative contracts entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All requirements were met at June 30, 2014 and December 31, 2013. Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features
(Amounts in thousands)

	June 30, 2014	December 31, 2013
Fair value of derivatives with credit contingency features in a net liability position	$21,634	$28,152
Collateral posted for those transactions in a net liability position	$23,780	$30,272
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$—	$—
Outstanding derivative instruments that would be immediately settled	$21,634	$28,152

Derivatives Designated in Hedge Relationships

The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash Flow Hedges – Under our cash flow hedging program we enter into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loans to fixed-rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the Consolidated Statements of Income. During the six months ended June 30, 2014, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of June 30, 2014, the maximum length of time over which forecasted interest cash flows are hedged is six years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income
Related to Interest Rate Swaps Designated as Cash Flow Hedge
(Amounts in thousands)

	Quarters Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-Tax	After-tax	Pre-Tax	After-tax
Accumulated unrealized (loss) gain at beginning of period	$(3,016)	$(1,839)	$8,693	$5,291	$(5,110)	$(3,116)	$9,603	$5,845
Amount of gain recognized in AOCI (effective portion)	7,741	4,714	(11,099)	(6,763)	11,878	7,228	(10,941)	(6,670)
Amount reclassified from AOCI to interest income on loans	(2,264)	(1,374)	(1,376)	(833)	(4,307)	(2,611)	(2,444)	(1,480)
Accumulated unrealized gain (loss) at end of period	$2,461	$1,501	$(3,782)	$(2,305)	$2,461	$1,501	$(3,782)	$(2,305)

As of June 30, 2014, $5.7 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2014. During the six months ended June 30, 2014, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur.

Derivatives Not Designated in Hedge Relationships

Other End-User Derivatives – We enter into derivatives that include commitments to fund residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans when we enter into customer interest rate lock commitments. This practice allows us to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At June 30, 2014, the par value of our mortgage loans held-for-sale totaled $20.2 million, the notional value of our interest rate lock commitments totaled $64.9 million, and the notional value of our forward commitments for the future delivery of residential mortgage loans totaled $85.1 million.

We are also exposed at times to foreign exchange risk as a result of issuing loans in which the principal and interest are settled in a currency other than U.S. dollars. As of June 30, 2014, our exposure was to the Euro, Canadian dollar, British pound and Danish Kroner on $14.0 million of loans. We manage this risk by using forward currency derivatives.

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

Risk Participation Agreements
(Dollars in thousands)

	June 30, 2014	December 31, 2013
Fair value of written RPAs	$46	$98
Range of remaining terms to maturity (in years)	Less than 1 to 4	Less than 1 to 4
Range of assigned internal risk ratings	2 to 7	2 to 7
Maximum potential amount of future undiscounted payments	$2,621	$3,263
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	51%	16%

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gain on client-related derivatives recognized in capital markets products income:
Interest rate contracts	$2,509	$4,399	$5,019	$8,073
Foreign exchange contracts	2,383	1,621	3,798	2,970
Credit contracts	114	28	272	44
Total client-related derivatives	5,006	6,048	9,089	11,087
(Loss) gain on end-user derivatives recognized in other income:
Foreign exchange derivatives	(259)	(77)	(253)	936
Mortgage banking derivatives	(134)	41	(316)	—
Total end-user derivatives	(393)	(36)	(569)	936
Total derivatives not designated in hedging relationship	$4,613	$6,012	$8,520	$12,023

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	June 30, 2014	December 31, 2013
Commitments to extend credit:
Home equity lines	$130,485	$139,116
Residential 1-4 family construction	21,657	32,714
Commercial real estate, other construction, and land development	804,790	703,382
Commercial and industrial	3,562,808	3,609,443
All other commitments	249,015	222,337
Total commitments to extend credit	$4,768,755	$4,706,992
Letters of credit:
Financial standby	$345,938	$308,577
Performance standby	35,634	26,932
Commercial letters of credit	5,368	4,500
Total letters of credit	$386,940	$340,009

(1)	Includes covered asset commitments of $15.5 million and $18.7 million as of June 30, 2014 and December 31, 2013, respectively.

Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of commitments with an initial term extending beyond one year require regulatory capital support, while commitments of less than one year do not, although under newly issued regulatory capital rules, unfunded commitments of less than one year will require regulatory capital unless unconditionally cancellable. Since many of our commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of June 30, 2014, we had a reserve for unfunded commitments of $9.4 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors including: the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $2.6 million as of June 30, 2014. We amortize these amounts into income over the commitment period. As of June 30, 2014, standby letters of credit had a remaining weighted-average term of approximately 13 months, with remaining actual lives ranging from less than 1 year to 7 years.

Other Commitments

The Company has unfunded commitments to Community Reinvestment Act ("CRA") investments and other investment partnerships totaling $15.1 million at June 30, 2014. Of these commitments, $1.8 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the Consolidated Statements of Financial Condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party vendor to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $5.2 million at June 30, 2014.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of June 30, 2014, we have no recorded contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. The losses for the six months ended June 30, 2014 and 2013 arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

Legal Proceedings

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois known as Maas vs. Marek et. al. The lawsuit, brought by the beneficiaries of two trusts for which the Bank is serving as the successor trustee, seeks reimbursement of penalties and interest assessed by the IRS due to the late payment of certain generation skipping taxes by the trusts, as well as certain related attorney fees and other damages. The other named defendants include legal and accounting professionals that provided services related to the matters involved. In January 2014, the Circuit Court denied the Bank’s motion to dismiss, and the matter is now in the discovery process. Thereafter, the parties have agreed to participate in court-ordered non-binding mediation. Although we are not able to predict the likelihood of an adverse outcome, we currently anticipate that ultimate resolution of this matter will not have a material adverse impact on our financial condition or results of operations.

As of June 30, 2014, there were various other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Securities Available-for-Sale – Securities available-for-sale include U.S. Treasury, U.S. Agency, collateralized mortgage obligations, residential mortgage-backed securities, state and municipal securities, and foreign sovereign debt. Substantially all available-for-sale securities are fixed-income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. U.S. Treasury securities have been classified in level 1 of the valuation hierarchy. All other remaining securities are classified in level 2 of the valuation hierarchy. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from external pricing services, including evaluating pricing service inputs and methodologies, using exception reports based on analytical criteria, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company’s knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from external pricing services based on our validation procedures, we have not altered the fair values ultimately provided by the external pricing services.

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

Derivative Assets and Derivative Liabilities – Derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. For derivative counterparties with which we have a master netting agreement, we measure nonperformance risk on the basis of our net exposure to the counterparty. The fair value of derivative assets and liabilities is determined based on prices obtained from third party advisors using standardized industry models. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of derivative assets and liabilities are primarily based on observable inputs and are classified in level 2 of the valuation hierarchy, with the exception of certain client-related derivatives and risk participation agreements, as discussed below. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third party advisors, including evaluating inputs and methodologies used by the third party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company's knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from third party advisors based on our validation procedures, during the quarters ended June 30, 2014 and 2013, we did not alter the fair values ultimately provided by the third party advisors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at June 30, 2014 and December 31, 2013 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	June 30, 2014				December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for sale:
U.S. Treasury	$143,458	$—	$—	$143,458	$142,575	$—	$—	$142,575
U.S. Agency	—	46,333	—	46,333	—	45,528	—	45,528
Collateralized mortgage obligations	—	159,593	—	159,593	—	176,116	—	176,116
Residential mortgage-backed securities	—	886,862	—	886,862	—	963,107	—	963,107
State and municipal securities	—	291,001	—	291,001	—	274,650	—	274,650
Foreign sovereign debt	—	500	—	500	—	500	—	500
Total securities available-for-sale	143,458	1,384,289	—	1,527,747	142,575	1,459,901	—	1,602,476
Mortgage loans held-for-sale	—	20,290	—	20,290	—	17,619	—	17,619
Derivative assets:
Interest rate contract derivatives designated as hedging instruments	—	5,832	—	5,832	—	4,005	—	4,005
Client-related derivatives	—	49,183	2,527	51,710	—	56,770	448	57,218
Other end-user derivatives	—	197	—	197	—	357	—	357
Netting adjustments	—	(9,560)	(1,167)	(10,727)	—	(13,138)	(20)	(13,158)
Total derivative assets	—	45,652	1,360	47,012	—	47,994	428	48,422
Total assets	$143,458	$1,450,231	$1,360	$1,595,049	$142,575	$1,525,514	$428	$1,668,517
Liabilities:
Derivative liabilities:
Interest rate contract derivatives designated as hedging instruments	$—	$4,211	$—	$4,211	$—	$9,748	$—	$9,748
Client-related derivatives	—	51,182	1,211	52,393	—	57,500	98	57,598
Other end-user derivatives	—	402	—	402	—	321	—	321
Netting adjustments	—	(20,437)	(1,167)	(21,604)	—	(18,757)	(20)	(18,777)
Total derivative liabilities	$—	$35,358	$44	$35,402	$—	$48,812	$78	$48,890
If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2013 and June 30, 2014.

There have been no other changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2013 to June 30, 2014.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
(Amounts in thousands)

	Quarters Ended June 30,
	2014		2013
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$857	$(609)	$766	$(60)
Total gains (losses):
Included in earnings (2)	86	424	29	(27)
Purchases, issuances, sales and settlements:
Settlements	(168)	(78)	(203)	—
Transfers into Level 3 (out of Level 2) (3)	1,752	(948)	442	—
Transfers out of Level 3 (into Level 2) (3)	—	—	(407)	—
Balance at end of period	$2,527	$(1,211)	$627	$(87)
Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$87	$311	$24	$(27)

	Six Months Ended June 30,
	2014		2013
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$448	$(98)	$1,023	$(60)
Total gains (losses):
Included in earnings (2)	165	604	36	(8)
Purchases, issuances, sales and settlements:
Issuances	—	—	—	(19)
Settlements	(553)	(323)	(439)	—
Transfers into Level 3 (out of Level 2) (3)	2,579	(1,394)	442	—
Transfers out of Level 3 (into Level 2) (3)	(112)	—	(435)	—
Balance at end of period	$2,527	$(1,211)	$627	$(87)
Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$64	$788	$9	$(9)

(1)	Fair value is presented prior to giving effect to netting adjustments.

(2)	Amounts disclosed in this line are included in the Consolidated Statements of Income as capital markets products income for derivatives.

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
(Amounts in thousands)

	June 30, 2014	December 31, 2013
Aggregate fair value	$20,290	$17,619
Difference (1)	(78)	238
Aggregate unpaid principal balance	$20,212	$17,857

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of June 30, 2014, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the six months ended June 30, 2014 were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the second quarter 2014 and 2013, and still held at June 30, 2014 and 2013, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Net Losses
	June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Collateral-dependent impaired loans (1)	$31,482	$60,270	$12,391	$7,223
Covered assets - OREO (2) (3)	1,464	2,040	170	353
OREO (2)	14,238	42,295	3,556	8,332
Total	$47,184	$104,605	$16,117	$15,908

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

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2013 to June 30, 2014.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at June 30, 2014		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$1,355		Discounted cash flow	Loss factors	6.4% to 16.5%	14.7%
Risk participation agreements	$(38)	(1)	Discounted cash flow	Loss factors	0.7% to 16.5%	12.5%
Collateral-dependent impaired loans	$31,482		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-1.2% to -30.8%	-23.9%	(2)
OREO	$14,238		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-0.1% to -100.0%	-21.1%	(2)

(1)	Represents fair value of underlying swap.

(2)	Weighted average is calculated based on assets with a property specific adjustment.

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

Financial Instruments
(Amounts in thousands)

	As of June 30, 2014
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$247,048	$247,048	$247,048	$—	$—
Federal funds sold and interest-bearing deposits in banks	160,349	160,349	—	160,349	—
Loans held-for-sale	80,724	80,724	—	80,724	—
Securities available-for-sale	1,527,747	1,527,747	143,458	1,384,289	—
Securities held-to-maturity	1,066,216	1,063,980	—	1,063,980	—
FHLB stock	28,666	28,666	—	28,666	—
Loans, net of allowance for loan losses and unearned fees	10,990,451	11,086,701	—	—	11,086,701
Covered assets, net of allowance for covered loan losses	66,672	82,796	—	—	82,796
Accrued interest receivable	36,568	36,568	—	—	36,568
Investment in BOLI	54,500	54,500	—	—	54,500
Derivative assets	47,012	47,012	—	45,652	1,360
Financial Liabilities:
Deposits	$12,236,201	$12,245,065	$—	$9,651,351	$2,593,714
Short-term and other borrowings	235,319	234,818	—	233,064	1,754
Long-term debt	626,793	616,061	281,481	255,910	78,670
Accrued interest payable	6,282	6,282	—	—	6,282
Derivative liabilities	35,402	35,402	—	35,358	44

Financial Instruments (Continued) (Amounts in thousands)

	As of December 31, 2013
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$133,518	$133,518	$133,518	$—	$—
Federal funds sold and interest-bearing deposits in banks	306,544	306,544	—	306,544	—
Loans held-for-sale	26,816	26,816	—	26,816	—
Securities available-for-sale	1,602,476	1,602,476	142,575	1,459,901	—
Securities held-to-maturity	921,436	896,908	—	896,908	—
FHLB stock	30,005	30,005	—	30,005	—
Loans, net of allowance for loan losses and unearned fees	10,500,912	10,484,250	—	—	10,484,250
Covered assets, net of allowance for covered loan losses	96,235	113,593	—	—	113,593
Accrued interest receivable	37,004	37,004	—	—	37,004
Investment in BOLI	53,865	53,865	—	—	53,865
Derivative assets	48,422	48,422	—	47,994	428
Financial Liabilities:
Deposits	$12,013,641	$12,024,079	$—	$9,443,094	$2,580,985
Short-term borrowings	8,400	8,513	—	2,060	6,453
Long-term debt	627,793	598,260	267,360	256,825	74,075
Accrued interest payable	6,326	6,326	—	—	6,326
Derivative liabilities	48,890	48,890	—	48,812	78

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

Operating Segments Performance
(Amounts in thousands)

	Quarters Ended June 30,
	Banking		Asset Management		Holding Company and Other Adjustments		Consolidated
	2014	2013	2014	2013	2014	2013	2014	2013
Net interest income (loss)	$118,755	$110,091	$987	$809	$(7,391)	$(7,168)	$112,351	$103,732
Provision for loan and covered loan losses	327	8,843	—	—	—	—	327	8,843
Non-interest income	25,804	24,054	4,440	4,800	15	155	30,259	29,009
Non-interest expense	68,520	69,368	4,332	4,652	2,613	3,235	75,465	77,255
Income (loss) before taxes	75,712	55,934	1,095	957	(9,989)	(10,248)	66,818	46,643
Income tax provision (benefit)	29,330	21,452	431	377	(3,767)	(4,101)	25,994	17,728
Net income (loss)	$46,382	$34,482	$664	$580	$(6,222)	$(6,147)	$40,824	$28,915

	Six Months Ended June 30,
	Banking		Asset Management		Holding Company and Other Adjustments		Consolidated
	2014	2013	2014	2013	2014	2013	2014	2013
Net interest income (loss)	$233,907	$219,490	$1,774	$1,604	$(14,578)	$(14,322)	$221,103	$206,772
Provision for loan and covered loan losses	4,034	19,200	—	—	—	—	4,034	19,200
Non-interest income	47,676	50,056	8,789	9,194	30	227	56,495	59,477
Non-interest expense	137,180	140,340	8,408	9,040	5,627	6,838	151,215	156,218
Income (loss) before taxes	140,369	110,006	2,155	1,758	(20,175)	(20,933)	122,349	90,831
Income tax provision (benefit)	53,983	42,231	849	693	(7,812)	(8,278)	47,020	34,646
Net income (loss)	$86,386	$67,775	$1,306	$1,065	$(12,363)	$(12,655)	$75,329	$56,185

	Banking		Holding Company and Other Adjustments(1)		Consolidated
Selected Balances	6/30/2014	12/31/2013	6/30/2014	12/31/2013	6/30/2014	12/31/2013
Assets	$12,923,230	$12,465,063	$1,679,174	$1,620,683	$14,602,404	$14,085,746
Total loans	11,136,942	10,644,021	—	—	11,136,942	10,644,021
Deposits	12,329,099	12,069,583	(92,898)	(55,942)	12,236,201	12,013,641

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

18. VARIABLE INTEREST ENTITIES

At June 30, 2014 and December 31, 2013, the Company had no variable interest entity ("VIE") consolidated in its financial statements.

Nonconsolidated VIEs
(Amounts in thousands)

	June 30, 2014		December 31, 2013
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances	$244,793	$—	$244,793	$—
Community reinvestment investments	7,345	9,270	7,889	9,813
TDR loans to commercial clients (1)	45,414	61,849	43,481	48,975
Total	$297,552	$71,119	$296,163	$58,788

(1)	Excludes personal loans and loans to non-for-profit entities.

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

A subset of our community reinvestment investments are investments in limited liability entities that invest in affordable housing projects that qualify for low-income housing tax credits. These investments entitle the Company to tax credits through 2025. As described in Note 2, "Recently Adopted Accounting Pronouncements," as of January 1, 2014, the Company adopted new guidance that permits the Company to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Prior to adoption of this guidance, the Company accounted for all of its investments in qualified affordable housing projects using the effective yield method. As permitted under the new guidance, the Company has elected to continue accounting for preexisting tax credit investments using the effective yield method. Any new investments in qualified affordable housing projects entered into on or after January 1, 2014 that meet certain conditions will be accounted for using the proportional amortization method. As of June 30, 2014, the Company had not entered into any investments in qualified affordable housing projects that would be accounted for using the proportional amortization method.

The carrying value of the Company’s tax credit investments totaled $2.8 million and $3.0 million as of June 30, 2014 and December 31, 2013, respectively. The Company recognizes tax credits related to these investments, tax benefits from the operating losses generated by these investments, and amortization of the principal investment balances, all of which were immaterial during each of the six months ended June 30, 2014 and 2013. Commitments to provide future capital contributions totaling $1.8 million as of June 30, 2014, are expected to be paid through 2022. These investments are reviewed periodically for impairment. No impairment losses have been recorded for the six months ended June 30, 2014 and 2013 resulting from the forfeiture or ineligibility of tax credits.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. ("PrivateBancorp," we or the "Company"), is a Delaware corporation and bank holding company headquartered in Chicago, Illinois. The PrivateBank and Trust Company (the "Bank" or the "PrivateBank"), the bank subsidiary of PrivateBancorp, provides customized business and personal financial services to middle market companies and business owners, executives, entrepreneurs and families in all the markets and communities it serves. As of June 30, 2014, we had 33 offices located in ten states, primarily in the Midwest, with a majority of our business conducted in the greater Chicago market.

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

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013. Results of operations for the six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

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

•	lack of sufficient or cost-effective sources of liquidity or funding as and when needed;

•	loss of key personnel or an inability to recruit and retain appropriate talent;

•	greater than anticipated costs associated with the implementation of regulatory changes or satisfying heightened regulatory expectations; or

•	failures or disruptions to our data processing or other information or operational systems, including the potential impact of disruptions or breaches at our third party service providers.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), and our accounting policies are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that require management to make the most significant estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements. Management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, income taxes and fair value measurements are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies. For additional information regarding critical accounting policies, refer to “Summary of Significant Accounting Policies,” presented in Note 1 to the Condensed Consolidated Financial Statements and the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2013 Annual Report on Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2013.

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

SECOND QUARTER OVERVIEW

For the quarter ended June 30, 2014, we reported net income available to common stockholders of $40.8 million, an $11.9 million increase, or 41%, compared to $28.9 million for the second quarter of 2013, and an 18% increase compared to the first quarter 2014 of $34.5 million. Diluted earnings per share was $0.52, an increase of 41% compared to $0.37 per share in the second quarter 2013, and an increase of 18% compared to $0.44 in the previous quarter. Net income available to common stockholders for the six months ended June 30, 2014 was $75.3 million, compared to $56.2 million, a 34% increase from the same period last year. Diluted earnings per share was $0.96, a 33% increase compared to $0.72 per diluted share in the same period last year. As a result of second quarter 2014 financial results, our annualized return on average assets grew to 1.14% and our annualized return on average common equity grew to 11.88%, both meaningful improvements from the year ago quarter when these performance ratios were 0.86% and 9.28%, respectively. Our efficiency ratio improved to 52.6% for the quarter ended June 30, 2014, compared to 57.9% in the second quarter 2013.

Compared to the second quarter 2013, the increase in earnings for the current quarter was driven primarily by a reduction in credit- related costs, including lower provision for loan losses and net foreclosed property expenses and higher net interest income which was largely due to loan growth over the past four quarters. These same factors contributed to the increase in operating profit of $11.6 million to $67.9 million for second quarter 2014 compared to $56.3 million for second quarter 2013. Net revenue was $143.4 million, up $9.8 million from the second quarter 2013 as average loan growth and lower funding costs offset the impact of declining loan yields. Net interest income for second quarter 2014 increased $8.6 million compared to the second quarter 2013, benefiting from reduced deposit costs and the prepayment of $120.0 million subordinated debt in fourth quarter 2013. Net interest margin decreased one basis point to 3.21% for second quarter 2014 compared to 3.22% for the year ago quarter due to lower loan and security yields, somewhat offset by a continued decline in funding costs. Non-interest income increased compared to the second quarter 2013 primarily due to an increase in syndication fee revenue offset by a decline in capital markets income and mortgage banking revenue. Non-interest expenses declined from the prior year quarter, primarily resulting from a meaningful decline in various credit-related costs in line with reduced other real estate owned ("OREO") and problem loans and the absence of $3.0 million in one-time charges recognized in second quarter 2013.

Nonperforming asset quality metrics as of June 30, 2014 continue to improve from levels at year end 2013 with the 21% decline in nonperforming assets largely attributable to payoffs and paydowns of nonperforming loans. At June 30, 2014, other real estate owned was $19.8 million, a reduction of $8.7 million from December 31, 2013. Nonperforming assets to total assets were 0.66% at June 30, 2014, compared to 0.87% at December 31, 2013. At June 30, 2014 our allowance for loan losses as a percentage of total loans was 1.32%, compared to 1.34% at December 31, 2013. Net charge-offs totaled $2.3 million in second quarter 2014 as compared to $14.1 million in the second quarter 2013, while the provision for loan losses declined for the eleventh consecutive quarter by $6.3 million to $2.0 million in the second quarter 2014 compared to $8.3 million for second quarter 2013. The provision for loan loss expense in the second quarter 2014 benefited from the release of specific reserves previously established for certain problem credits resolved in the second quarter 2014.

Total loans grew 5% to $11.1 billion at June 30, 2014 from 10.6 billion at year end 2013 and primarily driven by commercial and industrial loans to new clients. Total commercial and industrial loans comprised 68% of total loans at June 30, 2014 compared to 67% at year end 2013 and 66% a year ago. Excluded from total loans at June 30, 2014, were $80.7 million of loans held-for-sale, composed of $60.4 million in commercial credits funded in the second quarter 2014 that are expected to be syndicated and mortgage loans to be sold in the third quarter 2014.

Total deposits at June 30, 2014 increased 2% to $12.2 billion from year end 2013 primarily driven by increases in noninterest-bearing deposits and money market accounts. Noninterest-bearing demand deposits, which typically have been higher in the second half of the year, comprised 28% of total deposits at June 30, 2014, up 2% from year end. Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts, which are typically larger than retail accounts, and are heavily influenced by the cash positions of our commercial middle market clients, which will fluctuate based on their business needs.

Please refer to the remaining sections of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for greater discussion of the various components of our 2014 performance, statement of financial condition and liquidity.

The following table presents selected quarterly financial data highlighting operating performance trends over the past year.

Table 1
Consolidated Financial Highlights
(Dollars in thousands, except per share data)

	As of and for the Quarters Ended
	2014		2013
	June 30	March 31	December 31	September 30	June 30
Selected Operating Statistics
Net income	$40,824	$34,505	$33,706	$33,058	$28,915
Effective tax rate	38.9%	37.9%	38.6%	39.0%	38.0%
Net interest income	$112,351	$108,752	$108,456	$105,835	$103,732
Fee revenue (1)	30,063	25,905	26,641	27,655	28,873
Net revenue (2)	143,354	135,788	136,036	134,426	133,546
Operating profit (2)	67,889	60,038	60,209	63,157	56,291
Provision for loan losses (3)	2,011	3,449	4,910	7,797	8,309
Per Share Data
Basic earnings per share	$0.52	$0.44	$0.43	$0.42	$0.37
Diluted earnings per share	0.52	0.44	0.43	0.42	0.37
Tangible book value at period end (2)(4)	$16.61	$15.90	$15.43	$15.05	$14.52
Dividend payout ratio	1.92%	2.27%	2.33%	2.38%	2.70%
Performance Ratios
Return on average common equity	11.88%	10.48%	10.28%	10.43%	9.28%
Return on average assets	1.14%	1.00%	0.96%	0.96%	0.86%
Return on average tangible common equity (2)	12.97%	11.50%	11.33%	11.55%	10.30%
Net interest margin (2)	3.21%	3.23%	3.18%	3.18%	3.22%
Efficiency ratio (2)(5)	52.64%	55.79%	55.74%	53.02%	57.85%
Credit Quality (3)
Total nonperforming loans to total loans	0.69%	0.86%	0.89%	1.09%	1.20%
Total nonperforming assets to total assets	0.66%	0.82%	0.87%	1.07%	1.33%
Allowance for loan losses to total loans	1.32%	1.34%	1.34%	1.40%	1.47%
Balance Sheet Highlights
Total assets	$14,602,404	$14,304,782	$14,085,746	$13,869,140	$13,476,493
Average interest-earning assets	13,936,754	13,564,530	13,472,632	13,154,557	12,858,942
Loans (3)	11,136,942	10,924,985	10,644,021	10,409,443	10,094,636
Allowance for loan losses (3)	(146,491)	(146,768)	(143,109)	(145,513)	(148,183)
Deposits	12,236,201	11,886,161	12,013,641	11,832,556	11,308,332
Noninterest-bearing deposits	3,387,424	3,103,736	3,172,676	3,106,986	2,736,868
Brokered deposits (6)	$1,515,138	$1,440,194	$1,480,998	$1,661,605	$1,537,595
Loans to deposits (3)	91.02%	91.91%	88.60%	87.97%	89.27%
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

	As of
	2014		2013
	June 30	March 31	December 31	September 30	June 30
Capital Ratios
Total risk-based capital	13.41%	13.39%	13.30%	13.48%	13.70%
Tier 1 risk-based capital	11.24%	11.19%	11.08%	11.05%	11.04%
Tier 1 leverage ratio	10.63%	10.60%	10.37%	10.32%	10.25%
Tier 1 common equity to risk-weighted assets (2)(7)	9.42%	9.33%	9.19%	9.11%	9.05%
Tangible common equity to tangible assets (2)(8)	8.94%	8.74%	8.57%	8.49%	8.43%

(1)	Computed as total non-interest income less net securities gains (losses).

(2)	This is a non-U.S. GAAP financial measure. Refer to Table 28 for a reconciliation from non-U.S. GAAP to U.S. GAAP.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

(6)
As defined for regulatory reporting purposes and includes certain client accounts that are omnibus in nature representing underlying accounts of their customers that are placed in interest-bearing demand deposits, money market accounts and time deposits.

(7)
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

Table 2 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 2014 and 2013. The table also presents the trend in net interest margin on a quarterly basis for 2014 and 2013, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, Table 2 details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume and rate changes.

Quarter ended June 30, 2014 compared to quarter ended June 30, 2013

Table 2
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Quarters Ended June 30,						Attribution of Change in Net Interest Income (1)
	2014			2013
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$225,135	$139	0.24%	$181,823	$112	0.24%	$27	$—	$27
Securities:
Taxable	2,291,837	13,625	2.38%	2,149,465	12,519	2.33%	842	264	1,106
Tax-exempt (3)	268,765	2,176	3.24%	239,851	2,337	3.90%	262	(423)	(161)
Total securities	2,560,602	15,801	2.47%	2,389,316	14,856	2.49%	1,104	(159)	945
FHLB stock	28,916	59	0.81%	34,270	62	0.72%	(11)	8	(3)
Loans, excluding covered assets:
Commercial	7,485,211	81,366	4.30%	6,635,679	74,150	4.42%	9,280	(2,064)	7,216
Commercial real estate	2,470,926	22,132	3.54%	2,502,503	23,920	3.78%	(299)	(1,489)	(1,788)
Construction	378,189	3,612	3.78%	194,958	2,051	4.16%	1,766	(205)	1,561
Residential	348,267	3,221	3.70%	395,196	3,633	3.68%	(434)	22	(412)
Personal and home equity	355,262	2,747	3.10%	376,955	3,031	3.22%	(170)	(114)	(284)
Total loans, excluding covered assets(4)	11,037,855	113,078	4.06%	10,105,291	106,785	4.18%	10,143	(3,850)	6,293
Covered assets (5)	84,246	618	2.91%	148,242	621	1.66%	(341)	338	(3)
Total interest-earning assets (3)	13,936,754	$129,695	3.69%	12,858,942	$122,436	3.77%	$10,922	$(3,663)	$7,259
Cash and due from banks	148,143			143,973
Allowance for loan and covered loan losses	(164,694)			(181,235)
Other assets	486,593			588,082
Total assets	$14,406,796			$13,409,762
Liabilities and Equity:
Interest-bearing demand deposits	$1,199,553	$842	0.28%	$1,250,305	$1,034	0.33%	$(41)	$(151)	$(192)
Savings deposits	285,501	194	0.27%	246,928	126	0.21%	22	46	68
Money market accounts	4,947,609	3,893	0.32%	4,383,915	3,760	0.34%	459	(326)	133
Time and brokered time deposits	2,591,585	5,034	0.78%	2,647,015	4,956	0.75%	(350)	428	78
Total interest-bearing deposits	9,024,248	9,963	0.44%	8,528,163	9,876	0.46%	90	(3)	87
Short-term and secured borrowings	45,363	141	1.23%	173,089	410	0.94%	(369)	100	(269)
Long-term debt	627,716	6,496	4.13%	499,793	7,613	6.08%	1,672	(2,789)	(1,117)
Total interest-bearing liabilities	9,697,327	16,600	0.69%	9,201,045	17,899	0.78%	1,393	(2,692)	(1,299)
Noninterest-bearing demand deposits	3,202,460			2,816,783
Other liabilities	128,428			141,793
Equity	1,378,581			1,250,141
Total liabilities and equity	$14,406,796			$13,409,762
Net interest spread (3)			3.00%			2.99%
Contribution of noninterest-bearing sources of funds			0.21%			0.23%
Net interest income/margin (3)		113,095	3.21%		104,537	3.22%	$9,529	$(971)	$8,558
Less: tax equivalent adjustment		744			805
Net interest income, as reported		$112,351			$103,732

(footnotes on following page)

Table 2 Net Interest Income and Margin Analysis (Continued) (Dollars in thousands)

	Quarterly Net Interest Margin Trend
	2014		2013
	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	3.69%	3.72%	3.69%	3.71%	3.77%	3.75%
Cost of interest-bearing liabilities	0.69%	0.70%	0.73%	0.75%	0.78%	0.80%
Net interest spread (3)	3.00%	3.02%	2.96%	2.96%	2.99%	2.95%
Contribution of noninterest-bearing sources of funds	0.21%	0.21%	0.22%	0.22%	0.23%	0.24%
Net interest margin (3)	3.21%	3.23%	3.18%	3.18%	3.22%	3.19%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $6.6 million and $6.3 million in net loan fees for the quarters ended June 30, 2014 and 2013, respectively.

(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(4)
Average loans on a nonaccrual basis for the recognition of interest income totaled $86.7 million and $125.3 million for the quarters ended June 30, 2014 and 2013, respectively, and are included in loans for purposes of this analysis. Interest foregone on impaired loans was estimated to be approximately $836,000 and $1.2 million for the quarters ended June 30, 2014 and 2013, respectively, calculated based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation ("FDIC")-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

Net interest income on a tax-equivalent basis increased $8.6 million, or 8%, to $113.1 million for second quarter 2014, compared to $104.5 million for the second quarter 2013. Interest income for the second quarter 2014 increased $7.3 million compared to the same period a year ago primarily due to $932.6 million in higher average loan balances. The increase in net interest income also benefited from a $1.3 million decrease in interest expense driven primarily by a $1.1 million reduction in interest costs on long-term debt attributable in part to the retirement of $120 million of subordinated debt in fourth quarter 2013.

Average interest-earning assets grew $1.1 billion from the prior year period primarily driven by an $849.5 million increase in average commercial loan balances from the prior year period. Average interest-bearing deposits grew $496.1 million from the prior year period reflecting an increase in money market and savings deposits. Average short-term debt declined $127.7 million as average short-term FHLB advances were higher in second quarter 2013, and average long-term debt increased $127.9 million in second quarter 2014 reflecting the net effect of actions taken during fourth quarter 2013, including the prepayment of subordinated debt, and $247.0 million increase in long-term FHLB advances compared to the prior year period.

Net interest margin was 3.21% for the second quarter 2014, down 1 basis point from 3.22% for second quarter 2013 as the decline in loan and securities yields more than offset the improvements in cost of funds. Our loan yields continue to be negatively impacted by decreases in LIBOR as well as downward pricing pressure on renewals in this competitive environment. Loan yields benefited from our commercial loan hedging program, which contributed 8 basis points in the quarter, compared to 5 basis points in second quarter 2013, and had an overall positive effect on net interest margin of 7 basis points in second quarter 2014 and 4 basis points in second quarter 2013. Further, our loan portfolio mix continues to shift toward commercial loans, which include specialty lines such as healthcare and engineering and construction, and can command pricing premiums due to elevated complexity and risk and the industry expertise required. The 9 basis points reduction on cost of funds for the quarter was driven in part by reduced cost of deposits, which declined by 2 basis points, and reduced borrowing costs. It was offset in part by a 2 basis points reduction in the value of noninterest-bearing deposits. Average noninterest-bearing deposits and average equity, our principal sources of noninterest-bearing funds, increased in total by $514.1 million from second quarter 2013, but the lower interest rate environment continues to reduce their value within the net interest margin.

In the continued low rate environment with pressure on loan yields, competition remains strong which has influenced loan pricing. Further loan yields may be impacted quarter to quarter by fluctuations in loan fees and interest income recognized driven by among other things, recovery of interest on nonaccrual loans, acceleration of unamortized origination fees upon payoff or refinance, prepayment fees and other fees received on certain event driven actions in accordance with the loan agreement. Loan yields may drift down 1 to 2 basis points each quarter until there is a meaningful increase in rates, although quarterly changes in loan fees caused by early prepayments and other events may cause some volatility. Despite the highly competitive environment, we maintain a selective and disciplined approach to structure, pricing and overall returns as we selectively add and develop new client relationships. As discussed above, we continue to see some downward pressure on loan renewals, which remain very competitive, and have resulted in a compression on overall loan yields. We do not anticipate significant benefit to net interest margin in the near term from further downward repricing of deposits as the nature and composition of our deposit base may not reprice downward at the same pace as competitor banks, which have a greater concentration in retail deposits.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Table 3
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Six Months Ended June 30,						Attribution of Change in
	2014			2013			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$229,200	$281	0.24%	$258,444	$320	0.25%	$(36)	$(3)	$(39)
Securities:
Taxable	2,264,882	26,880	2.37%	2,128,004	25,341	2.38%	1,624	(85)	1,539
Tax-exempt (3)	267,167	4,505	3.37%	230,240	4,623	4.02%	682	(800)	(118)
Total securities	2,532,049	31,385	2.48%	2,358,244	29,964	2.54%	2,306	(885)	1,421
FHLB stock	29,457	92	0.62%	36,189	152	0.83%	(25)	(35)	(60)
Loans, excluding covered assets:
Commercial	7,336,579	159,581	4.33%	6,582,441	145,406	4.39%	16,434	(2,259)	14,175
Commercial real estate	2,479,255	44,141	3.54%	2,576,407	49,312	3.81%	(1,814)	(3,357)	(5,171)
Construction	346,880	6,689	3.84%	191,604	4,004	4.16%	3,016	(331)	2,685
Residential	349,426	6,579	3.77%	400,805	7,395	3.69%	(964)	148	(816)
Personal and home equity	358,784	5,500	3.09%	383,155	6,237	3.28%	(385)	(352)	(737)
Total loans, excluding covered assets (4)	10,870,924	222,490	4.07%	10,134,412	212,354	4.17%	16,287	(6,151)	10,136
Covered assets (5)	90,012	1,405	3.12%	155,004	1,839	2.37%	(910)	476	(434)
Total interest-earning assets (3)	13,751,642	$255,653	3.70%	12,942,293	$244,629	3.76%	$17,622	$(6,598)	$11,024
Cash and due from banks	147,448			143,443
Allowance for loan and covered loan losses	(164,813)			(185,043)
Other assets	485,268			612,269
Total assets	$14,219,545			$13,512,962
Liabilities and Equity:
Interest-bearing demand deposits	$1,246,343	$1,784	0.29%	$1,257,482	$2,149	0.34%	$(19)	$(346)	$(365)
Savings deposits	285,104	391	0.28%	260,543	291	0.23%	29	71	100
Money market accounts	4,804,677	7,670	0.32%	4,474,835	7,995	0.36%	564	(889)	(325)
Time and brokered time deposits	2,569,668	9,840	0.77%	2,587,113	10,084	0.79%	(435)	191	(244)
Total interest-bearing deposits	8,905,792	19,685	0.45%	8,579,973	20,519	0.48%	139	(973)	(834)
Short-term borrowings	44,332	337	1.51%	133,219	528	0.79%	(488)	297	(191)
Long-term debt	627,754	12,984	4.13%	499,793	15,221	6.08%	3,342	(5,579)	(2,237)
Total interest-bearing liabilities	9,577,878	33,006	0.69%	9,212,985	36,268	0.79%	2,993	(6,255)	(3,262)
Noninterest-bearing deposits	3,152,119			2,910,375
Other liabilities	132,432			150,654
Equity	1,357,116			1,238,948
Total liabilities and equity	$14,219,545			$13,512,962
Net interest spread (3)			3.01%			2.97%
Contribution of noninterest-bearing sources of funds			0.21%			0.23%
Net interest income/margin (3)		$222,647	3.22%		$208,361	3.20%	$14,629	$(343)	$14,286
Less: tax equivalent adjustment		1,544			1,589
Net interest income, as reported		$221,103			$206,772
(footnotes on following page)

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $12.7 million and $11.5 million in loan fees for the six months ended June 30, 2014 and 2013, respectively.

(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(4)
Average loans on a nonaccrual basis totaled $89.3 million and $131.5 million for the six months ended June 30, 2014 and 2013, respectively, and are included in loans for purposes of this analysis. Interest foregone on nonperforming loans was estimated to be approximately $1.7 million and $2.6 million for the six months ended June 30, 2014 and 2013, respectively, based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

As shown in Table 3 net interest margin was 3.22% for the six months ended June 30, 2014 and 3.20% for the six months ended June 30, 2013. Tax-equivalent net interest income increased $14.3 million to $222.6 million for the six months ended June 30, 2014 from $208.4 million for the prior year period. The year-over-year increase in net interest income was primarily attributable to the $910.3 million in growth in average loans and securities offset by lower yields on loans and securities combined with less interest income earned on the covered asset portfolio primarily due to reduced loan balances. Also contributing to the increase in net interest margin is the reduction in cost of funds.

Provision for loan losses

The provision for loan losses, excluding the provision for covered loans, totaled $2.0 million for the quarter ended June 30, 2014, down from $8.3 million for the same period in 2013. For the six months ended June 30, 2014, the provision for loan losses declined by 70%, totaling $5.5 million compared to $18.5 million for the same period in 2013. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the allowance deemed adequate to cover inherent loan losses after net charge-offs have been deducted. The current period provision compared to the prior year quarter benefited from continuing portfolio improvement in overall credit metrics, reduced requirement for specific reserves on a smaller population of impaired loans, and the release of specific reserves previously established for problem credits resolved in the second quarter 2014. Impaired loans were $109.6 million at June 30, 2014, down 36% from $170.0 million at June 30, 2013. In addition, the current period provision benefited from decreased charge-offs. Net charge-offs for the quarter ended June 30, 2014 totaled $2.3 million compared to net charge-offs of $14.1 million for the same period in 2013. For the six months ended June 30, 2014 net charge-offs declined 93%, totaling $2.1 million compared to $31.7 million for the same period in 2013. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see "Critical Accounting Policies" and "Credit Quality Management and Allowance for Loan Losses."

Provision for covered loan losses

For the quarter ended June 30, 2014, the we recorded a reduction in the allowance for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement in the amount of $1.7 million compared to a provision of $534,000 for the quarter ended June 30, 2013. For the six months ended June 30, 2014, the release for covered loan losses was $1.4 million, compared to a provision of $743,000 of our allowance for covered loan losses for the prior year period. The release for both the quarter and six months ended June 30, 2014 was attributable to the recording of covered loan recoveries, which is not anticipated to be recurring in future periods. The provision for covered loan losses represents the 20% portion of expected losses on covered loans that would not be subject to reimbursement by the FDIC. For further information regarding the FDIC-assisted transaction, see "Covered Assets."

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

Table 4
Non-interest Income Analysis
(Dollars in thousands)

	Quarters Ended June 30,				Six Months Ended June 30,
	2014	2013		% Change	2014	2013		% Change
Asset management income:
Managed fee income	$4,039	$4,346		-7	$7,862	$8,305		-5
Custodian fee income	401	454		-12	925	889		4
Total asset management income	$4,440	$4,800	(1)	-8	$8,787	$9,194	(1)	-4
Mortgage banking	2,626	3,198		-18	4,258	7,368		-42
Capital markets products	5,006	6,048		-17	9,089	11,087		-18
Treasury management	6,676	6,209		8	13,275	12,133		9
Loan, letter of credit and commitment fees	4,806	4,282		12	9,440	8,359		13
Syndication fees	5,440	3,140		73	8,753	6,972		26
Deposit service charges and fees and other income	1,069	1,196		-11	2,366	3,587		-34
Subtotal fee revenue	30,063	28,873		4	55,968	58,700		-5
Net securities gains	196	136		44	527	777		-32
Total non-interest income	$30,259	$29,009		4	$56,495	$59,477		-5

(1)
Includes $756,000 and $1.5 million from Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm and previously a wholly-owned subsidiary of the Company, for the quarter and six months ended June 30, 2013, respectively.

Second quarter 2014 compared to second quarter 2013

Non-interest income for second quarter 2014 totaled $30.3 million, increasing $1.3 million, or 4% compared to the second quarter 2013, with increases in syndication fees, loan, letter of credit and commitment fees and treasury management primarily contributing to the current quarter growth. These increases were partially offset by lower mortgage banking, capital markets and asset management income. Excluding net securities gains, non-interest income increased $1.2 million to $30.1 million for second quarter 2014, compared to $28.9 million for second quarter 2013.

Asset management fee revenue declined $360,000, or 8%, from second quarter 2013. Strong client growth and market improvement mitigated the impact of the sale of Lodestar in fourth quarter 2013. The following table presents the composition of assets under management and administration ("AUMA"), as of the dates shown.

	As of				% Change
	6/30/2014	12/31/2013	6/30/2013		6/30-12/31	6/30-6/30
AUMA:
Managed assets	$3,433,444	$3,225,689	$3,076,335		6	12
Custody assets	2,928,116	2,506,291	2,351,163		17	25
Total AUMA	$6,361,560	$5,731,980	$5,427,498	(1)	11	17

(1)	Includes $550.6 million of assets from Lodestar, of which $288.9 million at June 30, 2014 was retained subsequent to the sale, primarily in custody assets.

AUMA grew to $6.4 billion during the quarter compared to $5.7 billion at December 31, 2013 and $5.4 billion at June 30, 2013. Growth for both comparative periods is primarily attributable to continued client acquisition and cross-selling asset management services to new clients, and to a lesser extent the overall stock market improvements. The pricing on asset management accounts varies depending on the type of services provided. Managed fee income includes fees earned on investment management, personal trust and estate administration, and retirement plan and brokerage services. Custodial fee income includes fees earned on "qualified custodian," escrow accounts, and standard custody, all of which have significantly lower fees recognized than on managed assets. Fees earned on "qualified custodian" and escrow assets are typically a flat fee structure while standard custody and managed assets are generally based on the market value of the assets on the last day of the prior quarter or month and therefore subject to volatility.

Revenue from our mortgage banking business, which includes gains on loans sold and certain mortgage related loan fees, declined to $2.6 million, compared to $3.2 million for second quarter 2013. The decline is due to a lower volume of loan sales offset slightly by improving spreads in the current quarter compared to the prior year comparative period. Application volumes are down in the current quarter compared to a year ago comparative period as demand for refinancings have slowed in the industry. We sold $87.3 million of mortgage loans in the secondary market, generating gains of $2.1 million, in second quarter 2014 compared to $135.4 million of mortgage loans sold, generating gains of $2.8 million, in the prior year period. Purchase activity increased during second quarter 2014, while refinancing activity declined compared to the second quarter 2013. The current interest rate environment will continue to pressure refinancing activity, while application volumes are expected to benefit third quarter 2014 fee revenue as we have seen a rise in application volume on a sequential quarter basis.

Capital markets products income declined $1.0 million from second quarter 2013 and included a negative $250,000 CVA in the current quarter compared to a positive CVA of $1.9 million for the second quarter 2013. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income increased $1.1 million, or 26%, compared to second quarter 2013. The increase was primarily attributable to a higher level of foreign exchange-related activity on higher trading volume, increased notional amounts and increased international acquisitions by our clients. In addition, interest rate swap transactions were up compared to the prior year quarter in response to an increase in loan activity. Our capital markets business opportunities are sensitive to our clients' outlook on short-term interest rates.

Treasury management income increased $467,000, or 8%, from second quarter 2013. Revenue growth for these services is driven by the acquisition of new middle-market lending clients as an expansion to their credit relationship with the Bank, and influenced by the nature of the client's business, though often subject to a three-to-six month lag of implementation. The increase reflects ongoing success in cross-selling treasury management services to new commercial clients as we continue to build client relationships and, to a lesser extent, a decrease in our earnings credit rate (the rate applied to balances maintained in the client's deposit account to offset activity charges) in the latter part of 2013 and through second quarter 2014. Similar to loan originations, we have experienced increased competition with treasury management services.

Loan, letter of credit, and commitment fees increased $524,000, or 12%, from second quarter 2013, primarily due to a $152,000, or 8%, increase in standby letter of credit fees and a $175,000, or 9%, increase in unused commitment fees. The majority of our unused commitment fees related to revolving facilities, which at June 30, 2014 totaled $7.8 billion, of which $4.0 billion were unused. In comparison, at June 30, 2013, commitments related to revolving facilities totaled $7.1 billion, of which $3.9 billion were unused.

Syndication fees increased $2.3 million, or 73%, to $5.4 million from second quarter 2013, reaching its highest revenue in an individual quarter. During the second quarter 2014, we participated in 17 led or co-led syndicated loan transactions, three of which were new during the quarter, retaining $295.0 million in commitments, resulting in $5.4 million of syndication fee revenue. The prior year period included 15 led or co-led syndicated loan transactions, four of which were new during the quarter, retaining $336.1 million in commitments, resulting in $3.1 million of syndication fee revenue. Syndication fees tend to fluctuate period to period depending on market conditions, loan origination trends, and portfolio management decisions. As of June 30, 2014, we had $60.4 million in commercial loans classified as held-for-sale that are expected to be syndicated in third quarter 2014, and contribute to non-interest income.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Non-interest income for the six months ended June 30, 2014 totaled $56.5 million, declining 5% compared to $59.5 million in the six months ended June 30, 2013, with declines in asset management fees, mortgage banking, capital markets revenue and other income more than offsetting growth in syndication fees, treasury management, and loan, letter of credit and commitment fees. Excluding net securities gains, non-interest income decreased $2.7 million, or 5%, to $56.0 million compared to six months ended June 30, 2013.

Asset management fee revenue declined 4% to $8.8 million for the six months ended June 30, 2014 compared to the previous year like period. Growth in AUMA, improved market performance, new client relationships (which helped increase managed assets), and an increase in core custodial assets partially offset the absence of fees from Lodestar in the current year period as a result of the sale of Lodestar at year end 2013 (see AUMA table above).

Revenue from our mortgage banking business declined 42% to $4.3 million in the current year to date period, compared to $7.4 million in the previous year period. The decrease resulted from the lower volume of loans sold partially offset by improved margins for the current year to date period compared to the prior year period. We sold $145.0 million of mortgage loans in the secondary market, generating gains of $3.4 million, in the six months ended June 30, 2014 compared to $301.6 million of mortgage loans sold, generating gains of $6.2 million, for the prior year period.

Capital markets income declined $2.0 million in the current year to date period compared to the previous year like period and included a negative $316,000 CVA in 2014 compared to a positive CVA of $2.1 million for the like period in 2013. Exclusive of CVA adjustments, year-over-year capital markets income increased by $446,000, or 5%, to $9.4 million in the current period compared to $9.0 million in the six months ended June 30, 2013. Compared to the prior year period, the increase was primarily attributable to a higher level of foreign exchange-related activity, offset by a shift in product mix by clients into interest rate transactions with lower margins and a lower level of loan origination-related swap activity.

Treasury management income increased $1.1 million, or 9%, compared to the six months ended June 30, 2013. The increase reflected the on-boarding of new clients as a result of ongoing success in cross-selling treasury management services to new commercial clients and, to a lesser extent, a decrease in our earnings credit rate in the latter part of 2013.

Loan, letter of credit, and commitment fees increased $1.1 million, or 13%, from the six months ended June 30, 2013, due to higher levels of standby letter of credit and unused commitment fees compared to the prior year period.

Syndication fees increased $1.8 million, or 26%, from the six months ended June 30, 2013. The increase is attributable to a greater amount of fees recognized on a higher volume of transactions and improved pricing from both planned and opportunistic transactions related to the high level of fourth quarter 2013 loan origination activity and deals in the first six months of 2014.

Deposit service charges and fees and other income declined $1.2 million, or 34%, for the six months ended June 30, 2014 compared to the prior year period, largely due to the recognition of a $1.1 million gain on loan disposition recognized in the first quarter 2013.

Non-interest Expense

Table 5
Non-interest Expense Analysis
(Dollars in thousands)

	Quarters Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Compensation expense:
Salaries and wages	$25,671	$23,397	10	$50,644	$47,412	7
Share-based costs	3,892	3,236	20	7,577	6,099	24
Incentive compensation and commissions	10,493	9,240	14	18,737	17,950	4
Payroll taxes, insurance and retirement costs	4,349	3,981	9	12,067	11,533	5
Total compensation expense	44,405	39,854	11	89,025	82,994	7
Net occupancy expense	7,728	7,387	5	15,504	14,921	4
Technology and related costs	3,205	3,476	-8	6,488	6,940	-7
Marketing	3,589	3,695	-3	6,002	6,012	*
Professional services	2,905	1,782	63	5,664	3,681	54
Outsourced servicing costs	1,850	1,964	-6	3,314	3,598	-8
Net foreclosed property expense	2,771	5,555	-50	5,594	12,198	-54
Postage, telephone, and delivery	927	981	-6	1,752	1,824	-4
Insurance	3,016	2,804	8	5,919	5,343	11
Loan and collection	1,573	2,280	-31	2,629	5,057	-48
Other operating expense:
Supplies and printing	163	163	—	322	289	11
Subscriptions and dues	285	205	39	582	428	36
Education and training	348	350	-1	563	565	*
Internal travel and entertainment	393	355	11	740	631	17
Investment manager expense	676	554	22	1,382	1,067	30
Bank charges	249	273	-9	465	533	-13
Intangibles amortization	755	781	-3	1,511	1,562	-3
Provision for unfunded commitments	(339)	467	-173	157	2,190	-93
Other expenses	966	4,329	-78	3,602	6,385	-44
Total other operating expenses	3,496	7,477	-53	9,324	13,650	-32
Total non-interest expense	$75,465	$77,255	-2	$151,215	$156,218	-3
Full-time equivalent ("FTE") employees at period end	1,144	1,097	4
Operating efficiency ratios:
Non-interest expense to average assets	2.10%	2.31%		2.14%	2.34%
Net overhead ratio (1)	1.26%	1.44%		1.34%	1.45%
Efficiency ratio (2)	52.64%	57.85%		54.17%	58.33%

*	Less than 1%

(1)	Computed as non-interest expense, less non-interest income, annualized, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 28, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

Second quarter 2014 compared to second quarter 2013

Non-interest expense declined by $1.8 million, or 2%, for second quarter 2014 as compared to second quarter 2013. The decline reflects lower credit-related costs (i.e. net foreclosed property expense and loan and collection expense) attributable to a lower level of nonperforming assets as well as lower provision for unfunded commitment reserves. In addition, the second quarter 2013 other expenses included a one-time charges of $3.0 million related to restructuring costs and a charge on repurchased loans. The current period improvements were substantially offset by higher compensation expense, professional services expense, net occupancy and insurance expenses in second quarter 2014.

Compensation expense increased $4.6 million, or 11%, over second quarter 2013, due to more employees, a full quarter's impact of annual salary adjustments and increased performance-based incentives including our bonus program and other revenue-related compensation plans. Shared-based compensation expense increased $656,000 in connection with the full implementation of annual award programs which began in 2011. The year over year increase was partially offset by lower mortgage banking commission due to reduced mortgage revenue and the elimination of incentive compensation included in the prior year period for our investment management subsidiary sold at year end.

Professional services expense, which includes fees paid for legal services in connection with corporate activities, accounting, and consulting services, increased $1.1 million, or 63%, from second quarter 2013, due to the increase in risk management and technology consulting services.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, and property ownership costs associated with the maintenance of OREO, declined $2.8 million, or 50%, compared to second quarter 2013. The decrease was primarily due to a $3.9 million reduction in OREO write-downs and $778,000 reduction in net losses on sales of OREO from the prior year quarter. Net losses on sale were $62,000 on $2.6 million of OREO sold in second quarter 2014, as compared to net gains of $716,000 on $14.0 million of OREO sold in second quarter 2013. In addition, property ownership costs, such as property management and real estate taxes, were down $259,000 from the prior year quarter as the population of OREO had declined from $57.1 million at June 30, 2013 to $19.8 million at June 30, 2014. Refer to the "Foreclosed Real Estate" discussion in the "Loan Portfolio and Credit Quality" section below for more information regarding our OREO portfolio and valuation process.

Insurance expense increased $212,000, or 8%, from second quarter 2013 largely due to the prior year quarter included approximately $150,000 in refunds on previously paid deposit insurance assessments. In addition, for second quarter 2014, the FDIC deposit insurance assessment model was impacted by overall asset growth, increase in composition of certain loan classifications and changes in deposit mix compared to June 30, 2013.

Loan and collection expense, which consists of certain non-reimbursable costs associated with loan origination and servicing activities and loan remediation costs (including associated legal fees) of problem loans, declined $707,000, or 31%, from second quarter 2013. In second quarter 2014, workout-related costs declined $412,000 on a lower nonperforming loan base, while non-workout loan expenses decreased $296,000 from reduced volumes of mortgage activity coupled with lower credit-related costs on new and renewed loans.

Other expenses declined $4.0 million, or 53%, from second quarter 2013. Other expenses include bank charges, costs associated with the CDARS® product offering, intangible asset amortization, education-related costs, subscriptions, provision for unfunded commitments, and miscellaneous losses and expenses. The decline was primarily related to $3.0 million of non-recurring charges included in second quarter 2013 relating to restructuring costs and a charge on repurchased loans. The current quarter also benefited from an $807,000 reduction of the unfunded commitments provision as certain specific reserves for unfunded commitments were reduced during the second quarter of 2014.

Our efficiency ratio was 52.6% for second quarter 2014, improving from 57.9% for second quarter 2013, reflecting higher revenues and lower non-interest expenses. We expect our efficiency ratio to remain in the mid-50 percent range as our revenues and expenses maintain this proportionate relationship.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Non-interest expense declined $5.0 million, or 3%, for the six months ended June 30, 2014 compared to the prior year period, due to declines in net foreclosed property expense, loan and collection expense, lower provision for unfunded commitment reserves, and lower other expense due to nonrecurring charges in the prior period and were partially offset by higher compensation and professional expense.

Compensation expense increased overall by $6.0 million, or 7%, from the prior year period due to additional staff, annual salary adjustments and increased incentive compensation based on improved performance. Share-based costs increased $1.5 million, or 24% reflecting full implementation of annual equity award programs which began in 2011. Incentive compensation and commissions increased $787,000 from the prior period due to improved performance. Payroll taxes, insurance and retirement costs were up by $534,000, or 5%, compared to the six months ended June 30, 2013 due to increased base compensation.

Net foreclosed property expenses declined $6.6 million, or 54%, compared to the prior year period. The decline in net foreclosed property expenses was primarily due to $6.9 million in lower OREO valuation write-downs compared to the prior year period. In addition, property ownership costs were down $835,000 from the prior year period as the OREO portfolio declined $37.3 million from June 30, 2013. Finally, net losses on sales of OREO was $379,000 on properties with a net book value of $6.8 million for the six months ended June 30, 2014, compared to net losses of $48,000 on properties with a net book value of $23.8 million for the six months ended June 30, 2013.

Insurance costs increased $576,000, or 11%, for the six months ended June 30, 2014 compared to the prior year period and was primarily due to $843,000 prior period refunds on previously paid FDIC deposit insurance assessments recorded in six months ended June 30, 2013, and was partially offset by higher FDIC deposit insurance in 2014 due to overall asset growth, increase in certain loan classifications and a shift in our deposit mix.

Loan and collection expense declined $2.4 million, or 48%, from the six months ended June 30, 2014. The decline was primarily due to lower costs related to a lower level of problem loans.

Other operating expenses declined $4.3 million, or 32%, for the six months ended June 30, 2014 compared to the prior year period largely due to $3.0 million of non-recurring charges that were incurred during the first six months of 2013 relating to restructuring costs and a charge on repurchased loans. Other operating expenses for the six months ended June 30, 2014 also benefited from a $2 million decrease in provision for unfunded commitments.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. For the quarter ended June 30, 2014, we recorded an income tax provision of $26.0 million on pre-tax income of $66.8 million (equal to a 38.9% effective tax rate) compared to an income tax provision of $17.7 million on pre-tax income of $46.6 million for the quarter ended June 30, 2013 (equal to a 38.0% effective tax rate).

For the six months ended June 30, 2014, income tax expense totaled $47.0 million on pre-tax income of $122.3 million (equal to a 38.4% effective tax rate) compared to an income tax provision of $34.6 million on pre-tax income of $90.8 million for the six months ended June 30, 2013 (equal to a 38.1% effective tax rate).

The increase in our effective tax rate in the second quarter 2014 compared to the second quarter of 2013 was primarily due to lower tax-exempt income in relation to pre-tax income and tax changes in the current quarter from repricing our state deferred tax assets.

Net deferred tax assets totaled $88.6 million at June 30, 2014. We have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that the Company has cumulative book income for financial statement purposes at June 30, 2014, measured on a trailing three-year basis. In addition, we considered the Company's recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

For calendar year 2014, we currently expect the effective tax rate to be in the range of 38-39%, although a number of factors will continue to influence that estimate.

Operating Segments Results

We have three primary business segments: Banking, Asset Management, and Holding Company Activities.

Banking

Our Banking segment is the Company's most significant segment, as it represents 89% of consolidated total assets and generates nearly all of the Company's net income. The net income for the Banking segment for the quarter ended June 30, 2014 was $46.4 million, an increase of $11.9 million from net income of $34.5 million for the prior year period. The increase in net income for the Banking segment was primarily due to an $8.7 million increase in net interest income due to 10% loan growth since the prior year period and $8.5 million decline in the provision for loan and covered loan losses compared to the prior year period, largely driven by improvements in credit quality metrics and increased recoveries.

Total loans for the Banking segment were $11.1 billion and $10.6 billion at June 30, 2014 and December 31, 2013, respectively. Total deposits increased slightly from December 31, 2013 levels of $12.1 billion to $12.3 billion at June 30, 2014.

Asset Management

The Asset Management segment (formerly named Trust and Investments) includes investment management, personal trust and estate administration, custodial and escrow, retirement plans and brokerage services.

Net income from Asset Management increased to $664,000 for second quarter 2014 from $580,000 for the prior year period. The prior year period includes fees and costs generated by our investment management subsidiary that we sold in December 2013. During second quarter 2014, the Asset Management segment partially replaced fees lost from the sale at an overall lower cost to the segment, contributing to the 14% increase in net income for the current period. This was achieved through continued client acquisition and overall stock market improvements. AUMA grew to $6.4 billion at June 30, 2014 from $5.7 billion at December 31, 2013 benefiting from growth in both managed and custody assets.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in its bank subsidiary. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of compensation expense allocated to the Holding Company and professional fees. The Holding Company Activities segment reported a net loss of $6.2 million for the quarter ended June 30, 2014, and was largely comparable to a net loss of $6.1 million for the prior year period. The Holding Company had $92.9 million in cash at June 30, 2014, compared to $55.9 million at December 31, 2013 and included the receipt of $50 million in dividends from the Bank during first quarter 2014.

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

Table 6
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of June 30, 2014			As of December 31, 2013
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$143,458	$145,056	6	$142,575	$145,716	6
U.S. Agency securities	46,333	47,184	2	45,528	47,409	2
Collateralized mortgage obligations	159,593	153,307	6	176,116	169,775	7
Residential mortgage-backed securities	886,862	861,730	34	963,107	946,656	38
State and municipal securities	291,001	283,976	11	274,650	271,135	11
Foreign sovereign debt	500	500	*	500	500	*
Total available-for-sale	1,527,747	1,491,753	59	1,602,476	1,581,191	64
Held-to-Maturity
Collateralized mortgage obligations	61,698	64,305	2	64,072	67,335	3
Residential mortgage-backed securities	828,988	826,723	32	673,773	688,410	27
Commercial mortgage-backed securities	172,370	174,273	7	157,973	164,607	6
State and municipal securities	924	915	*	1,090	1,084	*
Total held-to-maturity	1,063,980	1,066,216	41	896,908	921,436	36
Total securities	$2,591,727	$2,557,969	100	$2,499,384	$2,502,627	100

*	Less than 1%

As of June 30, 2014, our securities portfolio totaled $2.6 billion, an increase from $2.5 billion at December 31, 2013. During the six months ended June 30, 2014, purchases of securities totaled $309.8 million, with $111.1 million in the available-for-sale portfolio and $198.7 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represent the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency-guaranteed residential mortgage-backed securities and state and municipal securities, as well as purchases of residential agency guaranteed mortgage-backed securities, state and municipal securities and U.S. Treasury securities.

In conjunction with ongoing portfolio management and rebalancing activities, during the six months ended June 30, 2014, we sold $73.7 million in primarily residential mortgage-backed securities, treasury and collateralized mortgage obligations, resulting in a net securities gain of $527,000.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprised 81% of the total portfolio at June 30, 2014. All of the mortgage-backed securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage-backed securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 11% of the total portfolio at June 30, 2014. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit strength when evaluating a purchase or sale decision.

At June 30, 2014, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $21.9 million, an increase of $8.9 million from December 31, 2013 due to decreases in certain interest rates. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future AOCI volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

The following table summarizes activity in the Company's investment securities portfolio during 2014. There were no transfers of securities between investment categories during the year.

Table 7
Investment Portfolio Activity
(Dollars in thousands)

	Quarter Ended June 30, 2014			Six Months Ended June 30, 2014
	Available-for-Sale	Held-to-Maturity (1)		Available-for-Sale	Held-to-Maturity (1)
Balance at beginning of period	$1,577,406	$1,023,214		$1,602,476	$921,436
Additions:
Purchases	24,893	71,711		111,099	198,727
Reductions:
Sales proceeds	(26,172)	—		(73,649)	—
Net gains on sale	196	—		527	—
Principal maturities, prepayments and calls, net of gains	(57,466)	(27,597)		(122,473)	(51,801)
Amortization of premiums and accretion of discounts	(2,473)	(1,112)		(4,942)	(2,146)
Total reductions	(85,915)	(28,709)		(200,537)	(53,947)
Increase in market value	11,363	—	(1)	14,709	—	(1)
Balance at end of period	$1,527,747	$1,066,216		$1,527,747	$1,066,216

(1)
The held-to-maturity portfolio is recorded at cost, with no adjustment for the $24.5 million unrealized loss in the portfolio at the beginning of 2014 nor the increase in market value of $14.4 million and $22.3 million for the quarter and six months ended June 30, 2014, respectively.

The following table presents the maturities of the different types of investments that we owned at June 30, 2014, and the corresponding interest rates.

Table 8
Maturity Distribution and Portfolio Yields
(Dollars in thousands)

	As of June 30, 2014
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$—	—%	$145,056	0.99%	$—	—%	$—	—%
U.S. Agency securities	—	—%	22,297	1.25%	24,887	1.34%	—	—%
Collateralized mortgage obligations (1)	8,934	4.73%	144,373	3.18%	—	—%	—	—%
Residential mortgage-backed securities (1)	15	5.05%	660,771	3.31%	200,024	2.08%	920	7.61%
State and municipal securities (2)	8,788	3.45%	140,605	2.16%	133,651	1.97%	932	3.15%
Foreign sovereign debt	500	1.51%	—	—%	—	—%	—	—%
Total available-for-sale	18,237	4.02%	1,113,102	2.80%	358,562	1.99%	1,852	5.37%
Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	64,305	1.41%	—	—%	—	—%
Residential mortgage-backed securities (1)	—	—%	501,466	2.47%	210,559	2.28%	114,698	3.01%
Commercial mortgage-backed securities (1)	—	—%	109,347	1.53%	64,926	2.22%	—	—%
State and municipal securities (2)	545	3.22%	370	2.85%	—	—%	—	—%
Total held-to-maturity	545	3.22%	675,488	2.22%	275,485	2.27%	114,698	3.01%
Total securities	$18,782	4.00%	$1,788,590	2.58%	$634,047	2.11%	$116,550	3.05%

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

Portfolio Composition

Total loans were $11.1 billion at June 30, 2014 compared to $10.6 billion at December 31, 2013. Loans grew by $492.9 million during the six months ended June 30, 2014, with the growth primarily in commercial and industrial loans, which increased $439.5 million from year end 2013. For the trailing twelve quarters, the Company has averaged approximately just over $200.0 million in quarterly loan growth. New client activity for the first six months of 2014 of $756.6 million and net increased borrowings from existing clients contributed to loan growth during the fist half of 2014 and was primarily mitigated by payoffs. Construction loans increased $66.9 million from year end 2013, as an increase in construction activity influenced greater construction line utilization. Revolving line usage at June 30, 2014 was 49%, up 3 basis points from December 31, 2013 usage of 46%.

Our second quarter loan growth was strong despite the level of competition in our markets from both bank and nonbank companies amid continuing low loan demand. Overall loan growth from quarter-to-quarter continues to be impacted by the heightened competition which is affecting borrowers' expectations regarding both pricing and structure. Our strategy is to maintain a disciplined approach to pricing and structuring new credit opportunities and continue to develop comprehensive client relationships.

Much of our recent loan growth has been focused in commercial and industrial, which has resulted in an increase of these loans as a percentage of the total loan portfolio, representing 68% at June 30, 2014. The commercial and industrial portfolio generally provide us higher yields, principally in specialty lines such as healthcare, engineering and construction, than other segments of our total loan portfolio and provide greater potential for cross-selling of other products and services.

In the normal course of our business, we are involved in loan participation and syndication transactions that include a number of banks, primarily to maintain and build client relationships with a view to cross-selling products and originating loans for the borrowers in the future. Although we may strive to lead or co-lead the arrangement, we will also participate with other banks when we have a relationship with the borrower. These transactions also allow us to decrease our credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our $11.1 billion in total loans at June 30, 2014, we were party to $2.2 billion in shared national credits ("SNCs") which are transactions typically led by larger institutions. At June 30, 2014, total syndications and participations outstanding were $3.7 billion, including SNCs, and of this total, we were the lead or co-lead on transactions with $1.5 billion outstanding at quarter end.

The following table presents the composition of our loan portfolio at the dates shown.

Table 9
Loan Portfolio
(Dollars in thousands)

	June 30, 2014	% of Total	December 31, 2013	% of Total	% Change in Balances
Commercial and industrial	$5,871,425	53	$5,457,574	51	8
Commercial – owner-occupied real estate	1,699,861	15	1,674,260	16	2
Total commercial	7,571,286	68	7,131,834	67	6
Commercial real estate	1,985,273	18	1,987,307	19	*
Commercial real estate – multi-family	533,854	5	513,194	5	4
Total commercial real estate	2,519,127	23	2,500,501	24	1
Construction	360,313	3	293,387	3	23
Total commercial real estate and construction	2,879,440	26	2,793,888	27	3
Residential real estate	337,329	3	341,868	3	-1
Home equity	144,081	1	149,732	1	-4
Personal	204,806	2	226,699	2	-10
Total loans	$11,136,942	100	$10,644,021	100	5
* Less than 1%

The following table summarizes the composition of our commercial loan portfolio at June 30, 2014 and December 31, 2013. Our commercial loan portfolio is categorized in the table based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client's ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client's underlying business activity changes, classification differences between periods will arise.

Table 10
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Manufacturing	$1,712,112	23	$1,583,679	22
Healthcare	1,740,045	23	1,653,596	23
Wholesale trade	702,216	9	695,049	10
Finance and insurance	690,722	9	643,119	9
Real estate, rental and leasing	491,788	6	444,210	6
Professional, scientific and technical services	492,476	7	454,373	7
Administrative, support, waste management and remediation services	465,097	6	449,777	6
Architecture, engineering and construction	271,055	4	249,444	4
Retail	240,950	3	223,541	3
All other (1)	764,825	10	735,046	10
Total commercial (2)	$7,571,286	100	$7,131,834	100

(1)	All other consists of numerous smaller balances across a variety of industries with no category greater than 3% of total commercial loans.

(2)	Includes owner-occupied commercial real estate of $1.7 billion at June 30, 2014 and December 31, 2013, respectively.

One of the largest segments within our commercial lending business is the healthcare industry. We have a specialized niche in the assisted living, skilled nursing, and residential care segment of the healthcare industry. Loan relationships to these providers tend to be larger extensions of credit with borrowers primarily represented by for-profit businesses. At June 30, 2014, 23% of the commercial loan portfolio and 16% of the total loan portfolio was composed of loans extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. The facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Our clients and their ability to service debt may be adversely impacted by the financial health of state or federal payors. In recent years, there have been reductions in the reimbursement rates in certain states and certain government entities are taking longer to reimburse. To date, despite some impact on client cash flows, the healthcare loan portfolio segment has experienced minimal defaults and losses.

Our manufacturing portfolio, representing 23% of our commercial and industrial lending business at June 30, 2014, is well diversified among sub-industry and product types with particular focus in serving clients in our primary market segments. The manufacturing industry segment is a key component of our core business strategy. As the general market environment for manufacturing has improved over the past several years, the manufacturing segment of the portfolio has been a key influence on the stabilizing credit performance in the commercial portfolio.

At June 30, 2014, approximately 9%, or $986.4 million of our total loan portfolio was characterized as higher-risk (also referred to as leveraged loans) commercial and industrial loans, as defined for regulatory purposes, compared to 8% or $847.0 million as of December 31, 2013. Higher-risk commercial and industrial loans are primarily underwritten on the recurring earnings of the borrower that manifest elevated cash flow leverage metrics as defined by the FDIC in late 2012. Higher-risk commercial and industrial are spread across multiple industries, generally command higher loan yields as a premium for underwriting the additional risk due to their leveraged position, and typically have lower collateral coverage than similar commercial and industrial loans that are not classified as higher-risk. As a result, in the event of default, the loss potential may be greater for these types of loans versus similar commercial and industrial loans that are not classified as higher-risk.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at June 30, 2014 and December 31, 2013.

Table 11
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Land	$171,588	7	$216,176	9
Residential 1-4 family	90,634	4	103,568	4
Multi-family	533,854	21	513,194	20
Industrial/warehouse	278,681	11	271,230	11
Office	476,380	19	470,790	19
Retail	539,602	21	490,955	19
Healthcare	143,466	6	167,226	7
Mixed use/other	284,922	11	267,362	11
Total commercial real estate	$2,519,127	100	$2,500,501	100
Construction
Residential 1-4 family	$24,541	7	$20,960	7
Multi-family	83,797	23	58,131	20
Industrial/warehouse	26,210	7	29,343	10
Office	14,531	4	20,596	7
Retail	88,376	25	83,640	28
Healthcare	78,226	22	43,506	15
Mixed use/other	44,632	12	37,211	13
Total construction	$360,313	100	$293,387	100

Of the combined commercial real estate and construction portfolios, the three largest categories at June 30, 2014 were retail, multi-family, and office real estate, which represent 22%, 21% and 17%, respectively of the combined portfolios. Our commercial real estate and construction portfolio strategy is focused on achieving market share in core real estate classes in geographically diverse but key market segments. From an overall portfolio performance perspective, these assets continue to perform at a satisfactory level.

Within the commercial real estate portfolio, our exposure to land loans totaled $171.6 million at June 30, 2014, declining $44.6 million, or 21%, from $216.2 million at December 31, 2013. Land remains an illiquid asset class as buyers and sellers may hold divergent future development outlooks for the land, therefore affecting saleability and market prices. As a percentage of the commercial real estate portfolio, land loans were 7% at June 30, 2014 and 9% at December 31, 2013.

The construction portfolio totaled $360.3 million at June 30, 2014, an increase of $66.9 million, compared to $293.4 million at December 31, 2013 with most significant increases in the multi-family and healthcare categories. The increase was driven by increased market activity as companies have additional capital to deploy, which has pushed values higher for properties in demand. Additionally, construction activity for retail, apartments and urban-infill continues to influence increased construction line utilization.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of June 30, 2014, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 12
Maturities and Sensitivities of Loans to Changes in Interest Rates (1)
(Amounts in thousands)

	As of June 30, 2014
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$2,154,332	$5,171,085	$245,869	$7,571,286
Commercial real estate	843,196	1,510,135	165,796	2,519,127
Construction	105,386	254,069	858	360,313
Residential real estate	16,174	3,325	317,830	337,329
Home equity	23,890	61,029	59,162	144,081
Personal	134,236	69,745	825	204,806
Total	$3,277,214	$7,069,388	$790,340	$11,136,942
Loans maturing after one year:
Predetermined (fixed) interest rates		$195,287	$151,503
Floating interest rates		6,874,101	638,837
Total		$7,069,388	$790,340

(1)
Maturities are based on contractual maturity date. Actual timing of repayment may differ from those reflected in the table as clients may choose to pre-pay their outstanding balance prior to the contractual maturity date.

Of the $7.5 billion in loans maturing after one year with a floating interest rate, $1.3 billion are subject to interest rate floors, of which $1.2 billion have such floors in effect at June 30, 2014. For further analysis and information related to interest sensitivity, see Item 3 "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-Q.

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

Special mention and potential problem loans as of June 30, 2014 and December 31, 2013 are presented in Tables 13 and 17.

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

All loans are placed on nonaccrual status when principal or interest payments become 90 days past due or earlier if management deems the collectability of the principal or interest to be in question prior to the loans becoming 90 days past due. When interest accruals are discontinued, accrued but uncollected interest is reversed, reducing interest income. Subsequent receipts on nonaccrual loans are recorded in the financial statements as a reduction of principal, and interest income is only recorded on a cash basis if the remaining recorded investment after charge-offs is deemed fully collectible. Classification of a loan as nonaccrual does not necessarily preclude the ultimate collection of loan principal and/or interest. Nonperforming loans are presented in Tables 13, 14, 15, and 17. Restructured loans that are accruing interest are also included in Table 13 and 16.

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of reduction in interest rate, extension of the maturity date, reduction in the principal balance, or other action intended to minimize potential losses and maximize our chances of a more successful recovery on a troubled loan. When we make such concessions as part of a modification, we report the loan as a TDR and account for the interest due in accordance with our TDR policy. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. The TDR is classified as an accruing TDR if the borrower has demonstrated the ability to meet the new terms of the restructuring as evidenced by a minimum of six months of performance in compliance with the restructured terms or if the borrower's performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. TDRs accrue interest as long as the borrower complies with the revised terms and conditions and management is reasonably assured as to the collectability of principal and interest; otherwise, the restructured loan will be classified as nonaccrual. The TDR classification is removed when the loan is either fully repaid or is re-underwritten at market terms and an evaluation of the loan determines that it does not meet the definition of a TDR under current accounting guidance (i.e., the new terms do not represent a concession, the borrower is no longer experiencing financial difficulty, and the re-underwriting is executed at current market terms for new debt with similar risk). The composition of our restructured loans by loan category and current period activity for restructured loans accruing interest are presented in Tables 13 and 16.

Foreclosed real estate ("OREO") represents properties acquired as the result of borrower defaults on loans secured by a mortgage on real property. Refer to the following "Foreclosed Real Estate" section for additional discussion regarding our OREO assets.

As a result of our focused efforts in improving asset quality, we have seen a majority of our nonperforming asset credit quality metrics within the past two to three quarters hit their lowest levels since 2008 and begin to largely level off. Nonperforming assets declined 21% from the prior year end to $96.4 million at June 30, 2014 and declined 46% from June 30, 2013. The improvement in nonperforming assets was largely attributable to paydowns and payoffs. Nonperforming assets as a percentage of total assets were 0.66% at June 30, 2014, down from 0.87% at December 31, 2013.

OREO declined $8.7 million, or 31%, to $19.8 million from $28.5 million at December 31, 2013, as inflows to OREO were more than offset by sales of OREO and valuation adjustments as we continue to dispose and settle these properties. Refer to "Foreclosed Real Estate" below for further discussion on OREO.

Nonperforming loans totaled $76.6 million at June 30, 2014, down 18% from $94.2 million at December 31, 2013 and down 37% from June 30, 2013. Nonperforming loan inflows which are primarily comprised of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status) have steadily declined nearly every quarter since second quarter 2010, troughed in first quarter 2014 at $14.9 million and increased slightly by $1.4 million to $16.3 million in second quarter 2014. As shown in Table 14, second quarter 2014 nonperforming loan inflows were more than offset by problem loan resolutions (paydowns, payoffs, and return to accruing status), dispositions, and charge-offs. As shown in Table 15, which provides the nonperforming loan stratification by size, three nonperforming loans in excess of $5.0 million comprised 34% of our total nonperforming loans at June 30, 2014. Nonperforming loans as a percent of total loans was 0.69% at June 30, 2014, down from 0.89% at December 31, 2013 and 1.20% at June 30, 2013.

Disposition activity during the six months ended June 30, 2014 included the disposition of $32.5 million in problem assets, including $25.7 million in nonperforming loans, and $6.8 million in OREO. As of June 30, 2014, problem loans (which include special mention, potential problem, and nonperforming loans) increased 20% from $267.3 million at December 31, 2013 to $321.5 million at June 30, 2014 and reflected the growth of our commercial loan portfolio. Because our loan portfolio contains loans that may be larger in size in order to accommodate the financing needs of some of our borrowers, changes in the performance of larger credits could create volatility and fluctuations in our credit quality metrics, including nonperforming loans, special mention and problem loans, and accruing TDR loans.

Accruing TDRs totaled $33.0 million at June 30, 2014, increasing $12.8 million, or 63%, from $20.2 million at December 31, 2013. As presented in the accruing TDR rollforward at Table 16, new accruing TDRs totaling $17.9 million were added during the first six months of 2014, of which $10 million related to a single borrower.

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, special mention, potential problem and past due loans for the past five periods.

Table 13
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	2014		2013
	June 30	March 31	December 31	September 30	June 30
Nonaccrual loans:
Commercial	$34,522	$31,074	$24,779	$26,881	$47,782
Commercial real estate	21,953	40,928	46,953	62,954	45,759
Construction	—	—	—	—	—
Residential real estate	9,337	9,354	9,976	11,237	12,812
Personal and home equity	10,777	12,471	12,530	12,214	15,406
Total nonaccrual loans	76,589	93,827	94,238	113,286	121,759
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	76,589	93,827	94,238	113,286	121,759
OREO	19,823	23,565	28,548	35,310	57,134
Total nonperforming assets	$96,412	$117,392	$122,786	$148,596	$178,893

Nonaccrual troubled debt restructured loans (included in nonaccrual loans):
Commercial	$6,046	$6,346	$6,188	$13,342	$14,631
Commercial real estate	8,403	15,452	19,309	13,540	15,240
Residential real estate	1,534	2,671	2,239	2,546	3,213
Personal and home equity	5,033	4,433	4,446	4,511	4,589
Total nonaccrual troubled debt restructured loans	$21,016	$28,902	$32,182	$33,939	$37,673

Restructured loans accruing interest:
Commercial	$30,329	$23,626	$17,034	$30,079	$43,873
Commercial real estate	1,220	1,252	1,551	665	2,803
Personal and home equity	1,433	1,584	1,591	1,599	1,605
Total restructured loans accruing interest	$32,982	$26,462	$20,176	$32,343	$48,281

Special mention loans	$119,878	$87,329	$71,257	$67,518	$92,880
Potential problem loans	$125,033	$106,474	$101,772	$101,324	$97,196
30-89 days past due loans	$3,683	$13,088	$8,870	$6,602	$10,766
Nonperforming loans to total loans	0.69%	0.86%	0.89%	1.09%	1.20%
Nonperforming loans to total assets	0.52%	0.66%	0.67%	0.82%	0.90%
Nonperforming assets to total assets	0.66%	0.82%	0.87%	1.07%	1.33%
Allowance for loan losses as a percent of nonperforming loans	191%	156%	152%	128%	122%

The following table presents changes in our nonperforming loans for the past five periods.

Table 14
Nonperforming Loans Rollforward
(Amounts in thousands)

	Quarters Ended
	2014		2013
	June 30	March 31	December 31	September 30	June 30
Nonperforming loans:
Balance at beginning of period	$93,827	$94,238	$113,286	$121,759	$128,657
Additions:
New nonaccrual loans (1)	16,327	14,882	20,082	25,642	26,190
Reductions:
Return to performing status	—	(119)	(370)	—	(2,288)
Paydowns and payoffs, net of advances	(19,936)	(3,326)	(16,464)	(12,205)	(246)
Net sales	(7,875)	(6,327)	(4,438)	(1,119)	(12,601)
Transfer to OREO	(1,111)	(689)	(6,642)	(1,036)	(3,366)
Transfer to loans held-for-sale	—	—	—	(7,359)	—
Charge-offs	(4,643)	(4,832)	(11,216)	(12,396)	(14,587)
Total reductions	(33,565)	(15,293)	(39,130)	(34,115)	(33,088)
Balance at end of period	$76,589	$93,827	$94,238	$113,286	$121,759

Nonaccruing troubled debt restructured loans (included in nonperforming loans):
Balance at beginning of period	$28,902	$32,182	$33,939	$37,673	$48,506
Additions:
New nonaccrual troubled debt restructured loans (1)	2,098	1,820	11,322	1,630	2,382
Reductions:
Return to performing status	—	—	—	—	(1,828)
Paydowns and payoffs, net of advances	(8,211)	(1,483)	(8,232)	(1,295)	(1,074)
Net sales	(1,100)	(3,356)	—	(725)	(4,063)
Transfer to OREO	(552)	—	—	—	—
Charge-offs	(121)	(261)	(4,847)	(3,344)	(6,250)
Total reductions	(9,984)	(5,100)	(13,079)	(5,364)	(13,215)
Balance at end of period	$21,016	$28,902	$32,182	$33,939	$37,673

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

The following table presents the stratification by carrying amount of our nonperforming loans as of June 30, 2014 and December 31, 2013.

Table 15
Nonperforming Loans Stratification
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of June 30, 2014
Nonperforming loans:
Amount:
Commercial	$12,113	$8,004	$3,059	$4,023	$7,323	$34,522
Commercial real estate	—	5,562	—	4,564	11,827	21,953
Residential real estate	—	—	4,438	—	4,899	9,337
Personal and home equity	—	—	—	—	10,777	10,777
Total nonperforming loans	$12,113	$13,566	$7,497	$8,587	$34,826	$76,589
Number of Borrowers:
Commercial	1	1	1	2	22	27
Commercial real estate	—	1	—	2	24	27
Residential real estate	—	—	1	—	28	29
Personal and home equity	—	—	—	—	51	51
Total	1	2	2	4	125	134
Nonaccruing restructured loans (included in nonperforming loans):
Amount:
Commercial	$—	$—	$3,059	$1,627	$1,360	$6,046
Commercial real estate	—	—	—	2,058	6,345	8,403
Residential real estate	—	—	—	—	1,534	1,534
Personal and home equity	—	—	—	—	5,033	5,033
Total nonaccruing restructured loans	$—	$—	$3,059	$3,685	$14,272	$21,016
Number of Borrowers:
Commercial	—	—	1	1	9	11
Commercial real estate	—	—	—	1	11	12
Residential real estate	—	—	—	—	9	9
Personal and home equity	—	—	—	—	23	23
Total	—	—	1	2	52	55

Nonperforming Loans Stratification (Continued)
(Dollars in thousands)

	Stratification
	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2013
Nonperforming loans:
Amount:
Commercial	$9,393	$3,749	$5,150	$6,487	$24,779
Commercial real estate	15,440	9,035	7,583	14,895	46,953
Residential real estate	—	3,438	—	6,538	9,976
Personal and home equity	—	—	—	12,530	12,530
Total nonperforming loans	$24,833	$16,222	$12,733	$40,450	$94,238
Number of Borrowers:
Commercial	1	1	2	23	27
Commercial real estate	2	2	4	26	34
Residential real estate	—	1	—	30	31
Personal and home equity	—	—	—	46	46
Total	3	4	6	125	138
Nonaccruing restructured loans (included in nonperforming loans):
Amount:
Commercial	$—	$—	$5,150	$1,038	$6,188
Commercial real estate	9,754	—	4,299	5,256	19,309
Residential real estate	—	—	—	2,239	2,239
Personal and home equity	—	—	—	4,446	4,446
Total nonaccruing restructured loans	$9,754	$—	$9,449	$12,979	$32,182
Number of Borrowers:
Commercial	—	—	2	6	8
Commercial real estate	1	—	2	12	15
Residential real estate	—	—	—	9	9
Personal and home equity	—	—	—	19	19
Total	1	—	4	46	51

The following table presents changes in our restructured loans accruing interest for the past five periods.

Table 16
Restructured Loans Accruing Interest Rollforward
(Amounts in thousands)

	Quarters Ended
	2014		2013
	June 30	March 31	December 31	September 30	June 30
Balance at beginning of period	$26,462	$20,176	$32,343	$48,281	$46,591
Additions:
New restructured loans accruing interest (1)	7,249	10,621	950	1,408	4,219
Restructured loans returned to accruing status	—	—	243	—	—
Reductions:
Paydowns and payoffs, net of advances	(487)	(3,636)	(13,211)	(15,368)	(2,347)
Transferred to nonperforming loans	—	(699)	(149)	—	—
Removal of restructured loan status (2)	(242)	—	—	(1,978)	(182)
Balance at end of period	$32,982	$26,462	$20,176	$32,343	$48,281

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new restructured loans accruing interest.

(2)
For the five quarters presented, the Company re-underwrote three loans totaling $2.4 million that, at the time of re-underwriting, were at market term and an evaluation of the loans determined that they did not meet the definition of a TDR under current accounting guidance because the loans qualified as pass-rated credits due to the strengthened financial condition of the borrowers. All of the loans were re-underwritten in conjunction with the loan maturity. None of the loans had principal or interest forgiveness at the time the loans were originally classified as a TDR.

The following table presents the credit quality of our loan portfolio as of June 30, 2014 and December 31, 2013.

Table 17
Credit Quality
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of June 30, 2014
Commercial	$114,165	1.5	$114,443	1.5	$34,522	0.5	$7,571,286
Commercial real estate	773	*	1,924	0.1	21,953	0.9	2,519,127
Construction	—	—	—	—	—	—	360,313
Residential real estate	2,778	0.8	6,661	2.0	9,337	2.8	337,329
Home equity	1,939	1.3	1,990	1.4	10,197	7.1	144,081
Personal	223	0.1	15	*	580	0.3	204,806
Total	$119,878	1.1	$125,033	1.1	$76,589	0.7	$11,136,942
As of December 31, 2013
Commercial	$62,272	0.9	$87,391	1.2	$24,779	0.3	$7,131,834
Commercial real estate	1,016	*	4,489	0.2	46,953	1.9	2,500,501
Construction	—	—	—	—	—	—	293,387
Residential real estate	4,898	1.4	7,177	2.1	9,976	2.9	341,868
Home equity	2,884	1.9	2,538	1.7	11,879	7.9	149,732
Personal	187	0.1	177	0.1	651	0.3	226,699
Total	$71,257	0.7	$101,772	1.0	$94,238	0.9	$10,644,021

*	Less than 0.1%

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

Table 18 presents a rollforward of OREO for the quarters and six months ended June 30, 2014 and 2013 and Table 19 presents the composition of OREO properties by categories at June 30, 2014 and December 31, 2013.

Table 18
OREO Rollforward
(Amounts in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$23,565	$73,857	$28,548	$81,880
New foreclosed properties	1,111	3,366	1,800	9,632
Valuation adjustments	(2,252)	(6,128)	(3,715)	(10,586)
Disposals:
Sale proceeds	(2,539)	(14,677)	(6,431)	(23,744)
Net (loss) gain on sale	(62)	716	(379)	(48)
Balance at end of period	$19,823	$57,134	$19,823	$57,134

Table 19
OREO Properties by Type
(Dollars in thousands)

	June 30, 2014			December 31, 2013
	Number of Properties	Amount	% of Total	Number of Properties	Amount	% of Total
Single-family homes	12	$2,053	10	12	$3,405	12
Land parcels	138	10,111	52	142	12,710	44
Multi-family	2	423	2	1	175	1
Office/industrial	11	6,365	32	20	11,301	40
Retail	1	871	4	1	957	3
Total OREO properties	164	$19,823	100	176	$28,548	100

OREO totaled $19.8 million at June 30, 2014, down 31% from $28.5 million at December 31, 2013. During the second quarter 2014, inflows into OREO of $1.1 million were more than offset by OREO sales as we continue to dispose and settle these properties. Valuation adjustments on OREO for the second quarter 2014 were $2.3 million, down $3.9 million from second quarter 2013. At June 30, 2014, OREO land parcels, currently a fairly illiquid asset class, represented the largest portion of OREO at 52%. Office/industrial properties, the next largest OREO asset class, represented 32% of the total OREO.

During the second quarter 2014, properties sold primarily consisted of office/industrial properties, land parcels, and single family homes with a net book value of $2.6 million at a loss of $62,000. Our ability to sell commercial property that we acquire through foreclosure in a cost effective and timely manner is dependent on a number of factors including but not limited to, valuations, buyer interest, market liquidity, the pace and timing of the overall recovery of the economy, activity levels in the real estate market and real estate inventory coming into the market for sale. Gains or losses as a percent of net book value on sales of OREO property may fluctuate in future quarters should we alter our approach on individual or larger group dispositions of properties based on individual property characteristics or relevant market factors as part of our overall strategy to maximize economic recovery from OREO. Valuation adjustments may also fluctuate based on market pricing and stability.

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

As of June 30, 2014, the average appraisal age used in the impaired loan valuation process was approximately 176 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at June 30, 2014 due to the timing of the receipt of the appraisal is not material. In situations such as this, we perform an internal assessment to determine if a probable impairment reserve is required for the account based on our experience in the related asset class and type.

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. The methodology takes into account at a product level originating line of business (transformational or legacy), year of origination, the risk-rating migration of the loans, and historical default and loss history of similar products. Using this information, the methodology produces credit metrics which provide a range of possible reserve amounts by product type. Use of the loss emergence period information by product type provides an important reference point for determining the appropriate range of reserves for a specific product category. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model as well as market and economic data, estimate of the loss emergence period and management judgment. We consider relevant factors related to individual product types and will also consider, when appropriate, changes in lending practices, changes in business or economic conditions, changes in the nature and volume of loans, changes in staffing or management, changes in the quality of our results from loan reviews, changes in collateral values, concentration risks, and other external factors such as legal or regulatory matters relevant to management’s assessment of required reserve levels. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve is outside the range determined through the quantitative framework with respect to a given product type.

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

In our evaluation of the quantitatively-determined range and the adequacy of the allowance at June 30, 2014, we considered a number of factors for each product that included, but were not limited to, the following:

•
for the commercial portfolio, the pace of growth in the commercial loan sector, portfolio credit performance, impact of competition on loan structures, the existence of larger individual credits and specialized industry concentrations, comparison of our default rates to overall U.S. industry averages at industry subsets, default emergence from recent years compared to historical stressed periods, the loss emergence period, results of "back testing" of model results versus actual recent charge-off history, recent rating migrations into problem loan categories and other portfolio trends, as well as general macroeconomic indicators, such as GDP, employment trends and manufacturing activity, which still are susceptible to sustainability risk;

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

In determining our June 30, 2014 reserve levels, we established a general reserve level which was higher than our model's output range, in total. This judgment was influenced primarily by recent indicators in our transformational commercial portfolio, specifically, (i) increased velocity into criticized loan categories specifically from larger loan sizes in the portfolio which can cause volatility in the reserve requirement, (ii) the impact of competition on loan structures, (iii) a slight degradation in the portfolio's weighted average risk rating, and (iv) the lengthening of the loss emergence period. At the same time, management did not provide a meaningful qualitative adjustment to the model output for transformational commercial real estate loans compared to prior periods as a result of improving portfolio attributes (including a decrease in weighted average risk rating, loss given default and criticized and non-performing loan inflows) and improvement evident in the commercial real estate markets.

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

Management evaluates the adequacy of the allowance for loan losses and reviews the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of June 30, 2014, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including those loans not yet identifiable).

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

Table 20
Allowance for Loan Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Quarters Ended
	2014		2013
	June 30	March 31	December 31	September 30	June 30
Change in allowance for loan losses:
Balance at beginning of period	$146,768	$143,109	$145,513	$148,183	$153,992
Loans charged-off:
Commercial	(2,142)	(1,487)	(1,536)	(7,285)	(2,372)
Commercial real estate	(2,082)	(2,582)	(7,297)	(1,706)	(8,725)
Residential real estate	(180)	(235)	(1,887)	(395)	(783)
Home equity	(268)	(447)	(591)	(2,146)	(334)
Personal	(13)	(130)	(51)	(893)	(2,776)
Total charge-offs	(4,685)	(4,881)	(11,362)	(12,425)	(14,990)
Recoveries on loans previously charged-off:
Commercial	813	3,662	2,898	1,301	459
Commercial real estate	1,360	688	302	366	141
Construction	9	7	7	7	25
Residential real estate	135	300	4	7	2
Home equity	60	28	80	135	199
Personal	20	406	757	142	46
Total recoveries	2,397	5,091	4,048	1,958	872
Net (charge-offs) recoveries	(2,288)	210	(7,314)	(10,467)	(14,118)
Provisions charged to operating expense	2,011	3,449	4,910	7,797	8,309
Balance at end of period	$146,491	$146,768	$143,109	$145,513	$148,183
Allowance as a percent of loans at period end	1.32%	1.34%	1.34%	1.40%	1.47%
Average loans, excluding covered assets	$11,019,782	$10,686,513	$10,453,568	$10,268,910	$10,070,194
Ratio of net charge-offs (recoveries) (annualized) to average loans outstanding for the period	0.08%	-0.01%	0.28%	0.40%	0.56%
Allowance for loan losses as a percent of nonperforming loans	191%	156%	152%	128%	122%

Gross charge-offs declined 69% to $4.7 million for the second quarter 2014 from $15.0 million for the year ago period and down slightly from $4.9 million for first quarter 2014. Commercial comprised 46% of total charge-offs, while commercial real estate comprised 44% of total charge-offs in the second quarter 2014. Total recoveries for the second quarter 2014 returned to a more normalized level following an elevated level for the prior two quarters which was primarily attributable to recoveries on a single commercial credit that was previously charged-off and no longer included in outstanding loans.

The allowance for loan losses increased $3.4 million to $146.5 million at June 30, 2014 from $143.1 million at December 31, 2013. The change in allowance levels was influenced by a decline in nonperforming loans offset by loan growth, changes in the composition of the loan portfolio, some increase in potential problem and special mention loan balances, and changes in the quantitative component of the allowance factors. The provision for loan losses for the quarter declined to $2.0 million, compared to $3.4 million for the prior quarter and $8.3 million for second quarter 2013, and was aided by $2.4 million in recoveries of previously charged-off loans and the release of specific reserves established for problem credits resolved in the second quarter 2014. The provision for loan losses may fluctuate quarter to quarter based on loan growth and unevenness in credit quality due to size of individual credits. The allowance for loan losses to total loans ratio was 1.32% at June 30, 2014 and 1.34% at December 31, 2013.

The following table presents our allocation of the allowance for loan losses by loan category at the dates shown.

Table 21
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	June 30, 2014	% of Total	December 31, 2013	% of Total
Commercial	$96,326	66	$80,768	57
Commercial real estate	33,299	23	42,362	30
Construction	3,621	2	3,338	2
Residential real estate	5,280	4	7,555	5
Home equity	5,015	3	5,648	4
Personal	2,950	2	3,438	2
Total	$146,491	100%	$143,109	100%
Specific reserve	$18,487	13%	$22,377	16%
General allocated reserve	$128,004	87%	$120,732	84%
Recorded Investment in Loans:
Ending balance, specific reserve	$109,571		$114,414
Ending balance, general allocated reserve	11,027,371		10,529,607
Total loans at period end	$11,136,942		$10,644,021

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance increased by $7.3 million, or 6%, from $120.7 million at December 31, 2013 to $128.0 million at June 30, 2014. The increase in the general allocated reserve was primarily influenced by the increased reserve needs to reflect the growing loan portfolio and changes in the credit quality of the existing portfolio for certain segments. In addition, lower loss rates are being applied to a larger portion of the total loan portfolio as the portfolio is becoming more weighted in transformational loans, where our historical credit performance has been better, and less weighted in legacy loans, where historical performance has been weaker.

Specific Component of the Allowance

The specific reserve requirements are the summation of individual reserves related to impaired loans that are analyzed on an account by account basis at the balance sheet date. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan's observable fair value; fair value of the underlying collateral less estimated selling costs, if the loan is collateral-dependent; or the present value of expected cash flows discounted at the loan's effective interest rate. At June 30, 2014, the specific component of the allowance totaled $18.5 million, down from $22.4 million at December 31, 2013 with the decrease being largely driven by a release of specific reserves established for problem credits resolved in the second quarter 2014. At June 30, 2014, impaired loans totaled $109.6 million of which over 90% are collateral-dependent. Of the $109.6 million in impaired loans at June 30, 2014, 46% required a specific reserve, compared to 60% at December 31, 2013 of the $114.4 million in total impaired loans.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the six months ended June 30, 2014, our reserve for unfunded commitments increased $157,000 from $9.2 million at December 31, 2013 to $9.4 million and consisted of $9.1 million in general reserve and the remaining $281,000 in specific reserves at June 30, 2014. For the six months ended June 30, 2014, general reserves increased $671,000 driven by higher unfunded commitment levels and an increase in the likelihood of certain product categories to draw on unused lines and loss factors. This was partially offset by a release in the specific reserve of $514,000 related to an individual credit. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $5.1 billion and $5.0 billion at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, unfunded commitments with maturities of less than one year approximated $1.6 billion. For further information on our unfunded commitments, refer to Note 15 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under a loss sharing agreement with the FDIC as a result of the 2009 FDIC-assisted acquisition of the former Founders Bank from the FDIC. Under the loss share agreement, generally the FDIC will assume 80% of the first $173 million of credit losses and 95% of the credit losses in excess of $173 million, in both cases relating to assets that existed on the date of acquisition. The loss share agreement expires on September 30, 2014 for non-residential mortgage loans and September 30, 2019 for residential mortgage loans. At the time of expiration, the loans will transfer into the respective asset class within our held for investment loan portfolio. We do not expect a material impact to our financial results from the expiration of the loss share agreement on non-residential mortgage loans.

The carrying amounts of covered assets as of June 30, 2014 and December 31, 2013 are presented in the following table.

Table 22
Covered Assets
(Amounts in thousands)

	June 30, 2014	December 31, 2013
Commercial loans	$4,717	$11,562
Commercial real estate loans	34,408	46,657
Residential mortgage loans	34,311	36,883
Consumer installment and other loans	2,976	3,472
Foreclosed real estate	1,778	7,880
Estimated loss reimbursement by the FDIC	2,857	6,292
Total covered assets	81,047	112,746
Allowance for covered loan losses	(14,375)	(16,511)
Net covered assets	$66,672	$96,235

Net covered assets declined by $29.6 million, or 31%, from $96.2 million at December 31, 2013 to $66.7 million at June 30, 2014. The reduction was primarily attributable to $20.9 million in principal paydowns, net of advances, as well as the impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, the estimated loss reimbursements by the FDIC ("the FDIC indemnification receivable") further contributed to the reduction as a result of loss claims paid by the FDIC and amortization of the receivable. The allowance for covered loan losses declined by $2.1 million to $14.4 million at June 30, 2014 from $16.5 million at December 31, 2013, largely due to $1.7 million in recoveries, as well as the payoff of certain covered loan pools and the change in expected cash flows on certain covered loan pools lowered the allowance requirement. As of June 30, 2014, the FDIC had reimbursed the Company $120.3 million in losses under the loss share agreement.

Covered loan delinquencies total $2.0 million at June 30, 2014, an increase of $346,000 from $1.7 million at December 31, 2013. Nonaccrual covered loans declined by $3.8 million, or 24%, from $15.6 million as of December 31, 2013 to $11.8 million as of June 30, 2014. Covered loan delinquencies and nonaccrual loans exclude purchased impaired loans which are accounted for on a pool basis. Since each purchased impaired pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because we are recognizing interest income on each pool of such loans, they are all considered to be performing. Covered assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

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

The Bank’s principal sources of funds are client deposits, including large institutional deposits, brokered time deposits, wholesale borrowings, and cash from operations. The Bank’s principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage liquidity risk and interest rate risk. The primary sources of funding for the Holding Company include dividends when received from its bank subsidiary, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt, as well as equity. During first quarter 2014, the Bank paid a $50 million dividend to the Holding Company. In September 2013, the Company entered into a 364-day revolving line of credit with a group of commercial banks allowing borrowings of up to $60.0 million as an additional source of working capital. At June 30, 2014, no amounts have been drawn on the facility. Net liquid assets at the Holding Company totaled $92.9 million at June 30, 2014 and $55.9 million at December 31, 2013.

We consider client deposits our core funding source. At June 30, 2014, 80% of our total assets were funded by deposits we consider client deposits, compared to 82% at December 31, 2013. We define client deposits as all deposits other than non-client traditional brokered time deposits and non-client CDARS® (as described in the footnotes to Table 24 below). Client deposits include omnibus accounts maintained by financial service companies and other firms comprised of underlying deposits of their customers, some of which may be classified as brokered deposits for regulatory purposes. While we expect overall liquidity in the banking system to remain high while the economy recovers and market factors improve, the level of our client deposits may fluctuate significantly based on client needs and other economic, market or regulatory factors, including deposit insurance limits. If client deposits decline, we would expect to rely on other sources of liquidity, including wholesale funding.

Given the commercial focus of our core business strategy, a majority of our deposit base is comprised of corporate accounts which are typically larger than retail accounts. We offer a suite of deposit and cash management products and services that support our efforts to attract and retain corporate client accounts, resulting in a concentration of large deposits in our funding base.

The following table presents a comparison of our large deposit relationships as of the dates shown.

Table 23
Large Deposit Relationships
(Dollars in thousands)

	2014	2013
	June 30	December 31	June 30
Ten largest depositors:
Deposit amounts	$1,976,298	$2,078,273	$2,231,644
Percentage of total deposits	16%	17%	20%
$75 Million or More:
Deposit amounts	$2,509,560	$2,614,321	$2,643,927
Percentage of total deposits	21%	22%	23%
Number of client relationships	16	16	15
Percentage from financial services-related business (1)	71%	72%	72%
$50 Million or More:
Deposit amounts	$3,319,096	$3,260,544	$3,170,506
Percentage of total deposits	27%	27%	28%
Number of client relationships	29	27	24
Percentage from financial services-related business (1)	59%	62%	66%

(1)	Amount includes omnibus accounts from broker-dealer and mortgage companies representing underlying accounts of their customers some of which may be eligible for pass-through deposit insurance.

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

We take deposit concentration risk into account in managing our liquid asset levels. Liquid assets refer to cash on hand, federal funds sold and securities. Net liquid assets represent the sum of the liquid asset categories less the amount of such assets pledged to secure public funds and other deposits that require collateral, and for other purposes as required or permitted by law. Net liquid assets at the Bank were $2.5 billion and $2.4 billion at June 30, 2014 and December 31, 2013, respectively.

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

While we first look toward internally generated deposits as our funding source, we also utilize FHLB funding and other wholesale funding, including brokered time deposits, as needed to enhance liquidity and to fund asset growth. Brokered time deposits are deposits that are primarily sourced from unrelated financial institutions by a third party. Brokered time deposits can vary in term from one month to several years and have the benefit of being a source of longer-term funding. Our asset/liability management policy currently limits our use of brokered deposits, excluding client CDARS® and other client related brokered deposits, to levels no more than 25% of total deposits, and total brokered deposits (as defined for regulatory reporting purposes) to levels no more than 40% of total deposits. Brokered deposits exclusive of client CDARS® and other client related brokered deposits were 5% and 3% of total deposits at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, total brokered deposits were $1.5 billion and included $343.0 million of certain client accounts that are omnibus in nature representing underlying accounts of their customers that are placed in interest-bearing demand deposits, money market accounts and time deposits of the Bank.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities decreased by $83.1 million from the prior year period to $42.5 million for the six months ended June 30, 2014. Cash flows from investing activities reflect the impact of loans and investments acquired for our interest-earning asset portfolios and asset maturities and sales. For the six months ended June 30, 2014, net cash used in investing activities was $523.5 million, compared to $196.4 million for the prior year period. This change in cash flows primarily represents larger amounts of cash redeployed towards the funding of loans in the six months ended June 30, 2014 than the prior year period. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash provided by financing activities for the six months ended June 30, 2014 was $448.2 million, compared to net cash used in financing activities of $572.3 million for the prior year period. The current period financing cash flows primarily represents a net increase in FHLB advances of $230.0 million, and a $222.6 million increase in deposits for the six months ended June 30, 2014 to support 2014 loan growth.

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

Table 24
Deposits
(Dollars in thousands)

	June 30, 2014	% of Total	December 31, 2013	% of Total	% Change in Balances
Noninterest-bearing deposits	$3,387,424	28	$3,172,676	26	7
Interest-bearing demand deposits	1,230,681	10	1,470,856	12	-16
Savings deposits	281,099	2	284,482	2	-1
Money market accounts	4,752,148	39	4,515,079	38	5
Time deposits	1,299,616	11	1,336,522	11	-3
Brokered time deposits:
Client other	113,104	*	114,249	1	-1
Non-client traditional	604,688	5	408,365	3	48
Client CDARS(1)	554,575	5	711,412	7	-22
Non-client CDARS(1)	12,866	*	—	—	100
Total brokered time deposits	1,285,233	10	1,234,026	11	4
Total deposits	$12,236,201	100	$12,013,641	100	2
Client deposits(2)	$11,618,647	95	$11,605,276	97	*
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(1)
The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships. These deposits are classified as brokered time deposits for regulatory deposit purposes; however, we classify certain of these deposits as client CDARS® due to the source being our client relationships and are, therefore, not client other brokered time deposits. We also participate in a non-client CDARS® program that is more like a non-client traditional brokered time deposit program.

(2)	Total deposits, net of non-client traditional brokered time deposits and non-client CDARS®.
* Less than 1%

Total deposits at June 30, 2014 increased by $222.6 million from year end 2013, primarily driven by a 5% increase in money market accounts and a 7% increase in noninterest-bearing demand deposits. The deposit balances of our commercial clients may fluctuate depending on their cash management and liquidity needs. Client deposits as a percentage of total deposits were 95% and 97% of deposits at June 30, 2014 and December 31, 2013, respectively. The deposit to loan ratio was 109.9% at June 30, 2014 compared to 112.9% at December 31, 2013.

Total brokered time deposits were $1.3 billion at June 30, 2014, up $51.2 million from December 31, 2013. Brokered time deposits fluctuate based upon the Bank's general funding needs related to deposits, loans and other funding needs. Brokered time deposits at June 30, 2014 included $667.7 million in client deposits, representing over 50% of total brokered time deposits.

Public balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public customers to pledge collateral, primarily securities, in support of the balances on account. These relationships may provide cross-sell opportunities with treasury management, as well as other business referral opportunities. At June 30, 2014, we had public funds on account totaling $901.2 million, of which approximately 22% were collateralized with securities. At December 31, 2013, public fund balances totaled $965.4 million. Changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following table presents our time and brokered time deposits as of June 30, 2014, with scheduled maturity dates during the period specified.

Table 25
Scheduled Maturities of Time and Brokered Time Deposits
(Amounts in thousands)

	Time	Brokered	Total
Year Ended December 31, 2014:
Third quarter	$234,323	$278,028	$512,351
Fourth quarter	164,489	286,788	451,277
2015	678,383	499,790	1,178,173
2016	66,545	92,991	159,536
2017	70,843	77,828	148,671
2018	77,801	49,808	127,609
2019 and thereafter	7,232	—	7,232
Total	$1,299,616	$1,285,233	$2,584,849

The following table presents our time and brokered time deposits of $100,000 or more as of June 30, 2014, which are expected to mature during the period specified.

Table 26
Maturities of Time Deposits of $100,000 or More
(Amounts in thousands)

June 30, 2014
Maturing within 3 months	$468,309
After 3 but within 6 months	406,837
After 6 but within 12 months	642,210
After 12 months	753,796
Total	$2,271,152

Over the past several years in the generally low interest rate environment, our clients have tended to keep the maturities of their deposits short, and short-term certificates of deposit have generally been renewed on terms and with maturities of similar duration. In the event that time deposits are not renewed, we expect to replace those deposits with brokered time deposits, or borrowed money sufficient to meet our funding needs.

Short-term and Secured Borrowings and Long-term Debt

Short-term borrowings at June 30, 2014 totaled $233.0 million, up 231.0 million from the $2.0 million at December 31, 2013. Short-term borrowings represent borrowings that mature in one year or less and at June 30, 2014 consisted solely of FHLB advances.

We may continue to use FHLB advances to meet our funding needs although we may choose to use brokered time deposits as an alternative depending on cost and certain other factors.

Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of June 30, 2014, these loan participation agreements totaled $2.3 million. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition.

Long-term debt, which is comprised of junior subordinated debentures, subordinated debt, and the long-term portion of FHLB advances, totaled $626.8 million at June 30, 2014 and $627.8 million at December 31, 2013. The weighted average interest rate on $257.0 million outstanding FHLB advances at June 30, 2014 was 0.21%. The earliest scheduled maturity of long term-debt is $252.0 million of FHLB advances due in December 2015.

In addition to on-balance sheet funding and other liquid assets such as cash and investment securities, we maintain access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day while others require advance notice. Funds that are immediately accessible include Federal Fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Availability of Federal Fund lines fluctuate based on market conditions and counterparty relationship strength. Unused overnight Fed Funds borrowings available for use totaled $610.0 million at June 30, 2014 and $520.0 million at December 31, 2013, respectively.

We had borrowing capacity of $858.3 million with the FHLB Chicago at June 30, 2014, of which $378.0 million was available, subject to the additional investment in FHLB Chicago stock required. The borrowing capacity is subject to change based on the availability of acceptable collateral to pledge and the level of our investment in FHLB Chicago stock. This borrowing source may be utilized by the Bank for short-term funding needs, including overnight advances as well as long-term funding needs.

Repurchase agreements ("Repos") are also an immediate source of funding in which we pledge assets to a counterparty against which we can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer, but are regarded as short-term in nature.

The discount window at the FRB is an additional source of overnight funding. We maintain access to the discount window by pledging loans as collateral to the FRB. Funding availability is primarily dictated by the amount of loans pledged, but also impacted by the margin applied to the loans by the FRB. The amount of loans pledged to the FRB can fluctuate due to the availability of loans eligible under the FRB’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria. At June 30, 2014, we had $452.0 million in borrowing capacity through the FRB discount window’s primary credit program compared to $621.9 million at December 31, 2013.

CAPITAL

Equity totaled $1.4 billion at June 30, 2014, increasing by $95.9 million compared to December 31, 2013, and is primarily due to net income for the six months ended June 30, 2014 of $75.3 million, along with a $13.6 million increase in accumulated other comprehensive income, net of tax, which is mainly associated with an increase in market values on our available-for-sale investment portfolio.

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

Table 27
Capital Measurements
(Dollars in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For "Well-Capitalized" under FDICIA
	June 30, 2014	December 31, 2013	Ratio	Excess Over Regulatory Minimum at 6/30/14	Ratio	Excess Over "Well Capitalized" under FDICIA at 6/30/14
Regulatory capital ratios:
Total risk-based capital:
Consolidated	13.41%	13.30%	8.00%	$731,063	n/a	n/a
The PrivateBank	12.55	12.69	n/a	n/a	10.00%	$343,571
Tier 1 risk-based capital:
Consolidated	11.24	11.08	4.00	977,483	n/a	n/a
The PrivateBank	11.30	11.44	n/a	n/a	6.00	714,099
Tier 1 leverage:
Consolidated	10.63	10.37	4.00	946,813	n/a	n/a
The PrivateBank	10.69	10.70	n/a	n/a	5.00	810,130

Other capital ratios (consolidated) (1):
Tier 1 common equity to risk-weighted assets (2)	9.42	9.19
Tangible common equity to tangible assets	8.94	8.57

(1)	Ratios are not subject to formal FRB regulatory guidance and are non-U.S. GAAP financial measures. Refer to Table 28, "Non-U.S. GAAP Financial Measures" for a reconciliation to U.S. GAAP presentation.

(2)
For purposes of our presentation, we calculate this ratio under currently effective requirements and without giving effect to the final Basel III capital rules adopted and issued by the Federal Reserve Board in July 2013, which are effective January 1, 2014 with compliance required January 1, 2015.

n/a	Not applicable.

As of June 30, 2014, all of our $244.8 million of outstanding junior subordinated debentures ("Debentures") held by trusts that issued trust preferred securities, which as a percentage of Tier 1 capital was 16%, are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital as defined under FRB regulations. Under the final regulatory capital rules issued in 2013, the Tier 1 capital treatment for the Company's trust preferred securities will be grandfathered, subject to the 25% limitation of Tier 1 capital. In the event we make an acquisition and the resulting organization has total consolidated assets of $15 billion or more, the Tier 1 capital treatment for these instruments will be subject to the phase-out schedule for bank holding companies with greater than $15 billion in total assets. All of our outstanding trust preferred securities are callable by us and we may, from time to time, redeem some or all of these securities with internal resources or with other instruments depending on market conditions and other factors.

For a full description of our Debentures and subordinated debt, refer to Notes 9 and 10 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

Dividends

We declared dividends of $0.01 per common share during the second quarter 2014, unchanged from 2013. Based on the closing stock price at June 30, 2014 of $29.06, the annualized dividend yield on our common stock was 0.14%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 1.92% for the second quarter 2014 compared to 2.70% for the second quarter 2013. While we have no current plans to raise dividends on our common stock, our Board of Directors regularly evaluates our dividend payout ratio, taking into consideration internal capital guidelines, and our strategic objectives and business plans.

For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the "Supervision and Regulation" and "Risk Factors" sections of our 2013 Annual Report on Form 10-K.

Stock Repurchases and Shares Issued in Connection with Share-Based Compensation Plans

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. During the second quarter 2014, we repurchased 37,091 shares with an average value of $31.24 per share.

The Company issues shares from treasury, when available, or new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. The Company held 32,000 and 274,000 shares in the treasury at June 30, 2014 and December 31, 2013, respectively. The reduction in shares held is primarily attributable to the annual granting of restricted stock awards in February 2014 as part of the Company's 2013 annual incentive and 2014 long-term incentive programs as well as for stock option exercises during the first half of 2014.

NON-U.S. GAAP FINANCIAL MEASURES

This press release contains both U.S. GAAP and non-U.S. GAAP based financial measures. These non-U.S. GAAP financial measures include net interest income, net interest margin, net revenue, operating profit, and efficiency ratio all on a fully taxable-equivalent basis, return on average tangible common equity, Tier 1 common equity to risk-weighted assets, tangible common equity to risk-weighted assets, tangible common equity to tangible assets, and tangible book value. We believe that presenting these non-U.S. GAAP financial measures will provide information useful to investors in understanding our underlying operational performance, our business, and performance trends and facilitates comparisons with the performance of others in the banking industry.

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

Table 28
Non-U.S. GAAP Financial Measures
(Amounts in thousands)
(Unaudited)

	Quarters Ended
	2014		2013
	June 30	March 31	December 31	September 30	June 30
Taxable-equivalent net interest income
U.S. GAAP net interest income	$112,351	$108,752	$108,456	$105,835	$103,732
Taxable-equivalent adjustment	744	800	840	818	805
Taxable-equivalent net interest income (a)	$113,095	$109,552	$109,296	$106,653	$104,537

Average Earning Assets (b)	$13,936,754	$13,564,530	$13,472,632	$13,154,557	$12,858,942

Net Interest Margin ((a)annualized) / (b)	3.21%	3.23%	3.18%	3.18%	3.22%

Net Revenue
Taxable-equivalent net interest income	$113,095	$109,552	$109,296	$106,653	$104,537
U.S. GAAP non-interest income	30,259	26,236	26,740	27,773	29,009
Net revenue (c)	$143,354	$135,788	$136,036	$134,426	$133,546

Operating Profit
U.S. GAAP income before income taxes	$66,818	$55,531	$54,893	$54,219	$46,643
Provision for loan and covered loan losses	327	3,707	4,476	8,120	8,843
Taxable-equivalent adjustment	744	800	840	818	805
Operating profit	$67,889	$60,038	$60,209	$63,157	$56,291

Efficiency Ratio
U.S. GAAP non-interest expense (d)	$75,465	$75,750	$75,827	$71,269	$77,255
Net revenue	$143,354	$135,788	$136,036	$134,426	$133,546
Efficiency ratio (d) / (c)	52.64%	55.79%	55.74%	53.02%	57.85%

Adjusted Net Income
U.S. GAAP net income available to common stockholders	$40,824	$34,505	$33,706	$33,058	$28,915
Amortization of intangibles, net of tax	458	458	471	472	473
Adjusted net income (e)	$41,282	$34,963	$34,177	$33,530	$29,388

Average Tangible Common Equity
U.S. GAAP average total equity	$1,378,581	$1,335,413	$1,300,893	$1,257,541	$1,250,141
Less: average goodwill	94,041	94,041	94,477	94,494	94,506
Less: average other intangibles	7,749	8,506	10,074	10,865	11,644
Average tangible common equity (f)	$1,276,791	$1,232,866	$1,196,342	$1,152,182	$1,143,991

Return on average tangible common equity ((e) annualized) / (f)	12.97%	11.50%	11.33%	11.55%	10.30%

Non-U.S. GAAP Financial Measures (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Taxable-equivalent net interest income
U.S. GAAP net interest income	$221,103	$206,772
Taxable-equivalent adjustment	1,544	1,589
Taxable-equivalent net interest income (a)	$222,647	$208,361

Average Earning Assets (b)	$13,751,642	$12,942,293

Net Interest Margin ((a) annualized) / (b)	3.22%	3.20%

Net Revenue
Taxable-equivalent net interest income	$222,647	$208,361
U.S. GAAP non-interest income	56,495	59,477
Net revenue (c)	$279,142	$267,838

Operating Profit
U.S. GAAP income before income taxes	$122,349	$90,831
Provision for loan and covered loan losses	4,034	19,200
Taxable-equivalent adjustment	1,544	1,589
Operating profit	$127,927	$111,620

Efficiency Ratio
U.S. GAAP non-interest expense (d)	$151,215	$156,218
Net revenue	$279,142	$267,838
Efficiency ratio (d) / (c)	54.17%	58.33%

Adjusted Net Income
U.S. GAAP net income available to common stockholders	$75,329	$56,185
Amortization of intangibles, net of tax	916	946
Adjusted net income (e)	$76,245	$57,131

Average Tangible Common Equity
U.S. GAAP average total equity	$1,357,116	$1,238,948
Less: average goodwill	94,041	94,513
Less: average other intangibles	8,125	12,033
Less: average preferred stock	—	—
Average tangible common equity (f)	$1,254,950	$1,132,402

Return on average tangible common equity ((e) annualized) / (f)	12.27%	10.19%

Non-U.S. GAAP Financial Measures (Continued)
(Amounts in thousands)
(Unaudited)

	2014		2013
	June 30	March 31	December 31	September 30	June 30
Tier 1 Common Capital
U.S. GAAP total equity	$1,397,821	$1,343,246	$1,301,904	$1,273,688	$1,233,040
Trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: accumulated other comprehensive income, net of tax	23,406	13,147	9,844	18,323	14,180
Less: goodwill	94,041	94,041	94,041	94,484	94,496
Less: other intangibles	7,381	8,136	8,892	10,486	11,266
Less: disallowed servicing rights	32	32	—	—	—
Tier 1 risk-based capital	1,517,754	1,472,683	1,433,920	1,395,188	1,357,891
Less: trust preferred securities	244,793	244,793	244,793	244,793	244,793
Tier 1 common capital (g)	$1,272,961	$1,227,890	$1,189,127	$1,150,395	$1,113,098

Tangible Common Equity
U.S. GAAP total equity	$1,397,821	$1,343,246	$1,301,904	$1,273,688	$1,233,040
Less: goodwill	94,041	94,041	94,041	94,484	94,496
Less: other intangibles	7,381	8,136	8,892	10,486	11,266
Tangible common equity (h)	$1,296,399	$1,241,069	$1,198,971	$1,168,718	$1,127,278

Tangible Assets
U.S. GAAP total assets	$14,602,404	$14,304,782	$14,085,746	$13,869,140	$13,476,493
Less: goodwill	94,041	94,041	94,041	94,484	94,496
Less: other intangibles	7,381	8,136	8,892	10,486	11,266
Tangible assets (i)	$14,500,982	$14,202,605	$13,982,813	$13,764,170	$13,370,731

Risk-weighted Assets (j)	$13,506,797	$13,160,955	$12,938,576	$12,630,779	$12,294,375

Period-end Common Shares Outstanding (k)	78,069	78,049	77,708	77,680	77,630

Ratios:
Tier 1 common equity to risk-weighted assets (g) / (j)	9.42%	9.33%	9.19%	9.11%	9.05%
Tangible common equity to risk-weighted assets (h) / (j)	9.60%	9.43%	9.27%	9.25%	9.17%
Tangible common equity to tangible assets (h) / (i)	8.94%	8.74%	8.57%	8.49%	8.43%
Tangible book value (h) / (k)	$16.61	$15.90	$15.43	$15.05	$14.52

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

The majority of our interest-earning assets are floating-rate instruments. At June 30, 2014, approximately 77% of the total loan portfolio is indexed to LIBOR, 18% of the total loan portfolio is indexed to the prime rate, and another 1% of the total loan portfolio otherwise adjusts with other reference interest rates. Of the $7.5 billion in loans maturing after one year with a floating interest rate, $1.3 billion are subject to interest rate floors, of which 91% are in effect at June 30, 2014 and are reflected in the interest sensitivity analysis below. It is anticipated that as loans renew at maturity, it will be difficult to maintain existing floors given the competitive environment. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed-rate loans and securities and interest rate swaps.

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

Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. These assumptions are periodically reviewed and updated in the context of various internal and external factors including balance sheet changes, product offerings, product mix, external micro- and macro-economic factors, anticipated client behavior and anticipated Company and market pricing behavior, all of which may occur in dynamic and non-linear fashion. During 2013 and the second quarter 2014, we conducted historical deposit re-pricing and deposit lifespan/retention analyses and adjusted our forward-looking assumptions related to client and market behavior. Based on our analyses and judgments, we modified the core deposit product repricing characteristics and retention periods, as well as average life estimates, used in our interest rate risk modeling which reflects higher interest rate sensitivity of our deposits.

Based on our current simulation modeling assumptions, the following table shows the estimated impact of an immediate change in interest rates as of June 30, 2014 and December 31, 2013.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
June 30, 2014
Dollar change	$(6,223)	$16,085	$29,581	$59,093	$89,183
Percent change	-1.5%	3.9%	7.2%	14.3%	21.6%
December 31, 2013
Dollar change	$(6,961)	$14,815	$27,594	$57,644	$89,663
Percent change	-1.8%	3.7%	6.9%	14.5%	22.5%

The table above illustrates the estimated impact to our net interest income over a one-year period is reflected in dollar terms and percentage change. As an example, if there had been an instantaneous parallel shift in the yield curve of +100 basis points on June 30, 2014, net interest income would increase by $29.6 million or 7.2% over a twelve-month period, as compared to a net interest income increase of $27.6 million, or 6.9%, if there had been an instantaneous parallel shift of +100 basis points at December 31, 2013. The change in the overall interest rate asset sensitivity at June 30, 2014 compared to December 31, 2013, is primarily due to balance sheet migrations into rate sensitive assets funded by offsetting migrations to rate-sensitive liabilities since December 31, 2013. Additionally, assumptions modified in 2013 and the first half of 2014 had the impact of reducing overall asset sensitivity as we identified certain liabilities that demonstrated increased rate sensitivity, particularly in rate shock environments of higher magnitude. During the six months ended June 30, 2014, assets migrated from rate-sensitive short-term investments into loans and investment securities, however the rate sensitivity of assets was generally constant. This effect was furthered by the continued expansion of the hedging program. Based on the modeling, the Company remains in an asset sensitive position and would benefit from a rise in interest rates. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois known as Maas vs. Marek et. al. The lawsuit, brought by the beneficiaries of two trusts for which the Bank is serving as the successor trustee, seeks reimbursement of penalties and interest assessed by the IRS due to the late payment of certain generation skipping taxes by the trusts, as well as certain related attorney fees and other damages. The other named defendants include legal and accounting professionals that provided services related to the matters involved. In January 2014, the Circuit Court denied the Bank’s motion to dismiss, and the matter is now in the discovery process. Thereafter, the parties have agreed to participate in court-ordered non-binding mediation. Although we are not able to predict the likelihood of an adverse outcome, we currently anticipate that ultimate resolution of this matter will not have a material adverse impact on our financial condition or results of operations.

As of June 30, 2014, there were various other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company's monthly common stock purchases during the quarter ended June 30, 2014, which are solely in connection with the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock and stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1 - April 30, 2014	36,368	$31.30	—	—
May 1 - May 31, 2014	362	27.87	—	—
June 1 - June 30, 2014	361	28.65	—	—
Total	37,091	$31.24	—	—

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

10.1
PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan is incorporated herein by reference to Appendix A to the Proxy Statement for its Annual Meeting of Stockholders (File No. 001-34066) filed on April 11, 2014.

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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 6, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
Date: August 6, 2014