Form 10-Q
period 2014-09-30
PRIVATEBANCORP, INC
filed 2014-11-10
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 5, 2014, there were 77,844,927 shares of the issuer’s voting common stock, without par value, outstanding and 284,879 nonvoting common shares, no par value, outstanding.

PRIVATEBANCORP, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$181,248	$133,518
Federal funds sold and interest-bearing deposits in banks	416,071	306,544
Loans held-for-sale	57,748	26,816
Securities available-for-sale, at fair value (pledged as collateral to creditors: $90.0 million - 2014; $108.1 million - 2013)	1,541,754	1,602,476
Securities held-to-maturity, at amortized cost (fair value: $1.1 billion - 2014; $896.9 million - 2013)	1,072,002	921,436
Federal Home Loan Bank ("FHLB") stock	28,666	30,005
Loans – excluding covered assets, net of unearned fees	11,547,587	10,644,021
Allowance for loan losses	(150,135)	(143,109)
Loans, net of allowance for loan losses and unearned fees	11,397,452	10,500,912
Covered assets	65,482	112,746
Allowance for covered loan losses	(4,485)	(16,511)
Covered assets, net of allowance for covered loan losses	60,997	96,235
Other real estate owned, excluding covered assets	17,293	28,548
Premises, furniture, and equipment, net	39,611	39,704
Accrued interest receivable	39,701	37,004
Investment in bank owned life insurance	54,849	53,865
Goodwill	94,041	94,041
Other intangible assets	6,627	8,892
Derivative assets	34,896	48,422
Other assets	147,512	157,328
Total assets	$15,190,468	$14,085,746
Liabilities
Demand deposits:
Noninterest-bearing	$3,342,862	$3,172,676
Interest-bearing	1,433,429	1,470,856
Savings deposits and money market accounts	5,368,866	4,799,561
Time deposits	1,342,765	1,336,522
Brokered time deposits	1,361,282	1,234,026
Total deposits	12,849,204	12,013,641
Deposits held-for-sale	128,508	—
Short-term and secured borrowings	6,563	8,400
Long-term debt	656,793	627,793
Accrued interest payable	6,987	6,326
Derivative liabilities	27,976	48,890
Other liabilities	79,128	78,792
Total liabilities	13,755,159	12,783,842
Equity
Common stock:
Voting	76,858	75,240
Nonvoting	285	1,585
Treasury stock	(6)	(6,415)
Additional paid-in capital	1,028,813	1,022,023
Retained earnings	313,123	199,627
Accumulated other comprehensive income, net of tax	16,236	9,844
Total equity	1,435,309	1,301,904
Total liabilities and equity	$15,190,468	$14,085,746
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – (Continued)
(Amounts in thousands, except per share data)

	September 30, 2014			December 31, 2013
	Preferred	Common Stock		Preferred	Common Stock
	Stock	Voting	Nonvoting	Stock	Voting	Nonvoting
Per Share Data
Par value	None	None	None	None	None	None
Stated value	None	$1.00	$1.00	None	$1.00	$1.00
Share Balances
Shares authorized	1,000	174,000	5,000	1,000	174,000	5,000
Shares issued	—	77,836	285	—	76,397	1,585
Shares outstanding	—	77,836	285	—	76,123	1,585
Treasury shares	—	—	—	—	274	—
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income
Loans, including fees	$119,211	$108,912	$343,106	$323,106
Federal funds sold and interest-bearing deposits in banks	142	111	423	431
Securities:
Taxable	13,370	12,931	40,250	38,272
Exempt from Federal income taxes	1,529	1,562	4,490	4,596
Other interest income	48	61	140	213
Total interest income	134,300	123,577	388,409	366,618
Interest Expense
Interest-bearing demand deposits	918	1,032	2,702	3,181
Savings deposits and money market accounts	4,173	3,895	12,234	12,181
Time and brokered time deposits	5,723	5,014	15,563	15,099
Short-term and secured borrowings	158	161	495	689
Long-term debt	6,570	7,640	19,554	22,861
Total interest expense	17,542	17,742	50,548	54,011
Net interest income	116,758	105,835	337,861	312,607
Provision for loan and covered loan losses	3,890	8,120	7,924	27,320
Net interest income after provision for loan and covered loan losses	112,868	97,715	329,937	285,287
Non-interest Income
Asset management	4,240	4,570	13,027	13,764
Mortgage banking	2,904	2,946	7,162	10,314
Capital markets products	3,253	3,921	12,342	15,008
Treasury management	6,935	6,214	20,210	18,347
Loan, letter of credit and commitment fees	4,970	4,384	14,410	12,743
Syndication fees	6,818	4,322	15,571	11,294
Deposit service charges and fees and other income	1,546	1,298	3,912	4,885
Net securities gains	3	118	530	895
Total non-interest income	30,669	27,773	87,164	87,250
Non-interest Expense
Salaries and employee benefits	46,421	41,360	135,446	124,354
Net occupancy expense	7,807	7,558	23,311	22,479
Technology and related costs	3,362	3,343	9,850	10,283
Marketing	3,752	2,986	9,754	8,998
Professional services	2,626	2,465	8,290	6,146
Outsourced servicing costs	1,736	1,607	5,050	5,205
Net foreclosed property expenses	1,631	4,396	7,225	16,594
Postage, telephone, and delivery	839	852	2,591	2,676
Insurance	3,077	2,590	8,996	7,933
Loan and collection expense	2,099	1,345	4,728	6,402
Other expenses	4,486	2,767	13,810	16,417
Total non-interest expense	77,836	71,269	229,051	227,487
Income before income taxes	65,701	54,219	188,050	145,050
Income tax provision	25,174	21,161	72,194	55,807
Net income available to common stockholders	$40,527	$33,058	$115,856	$89,243
Per Common Share Data
Basic earnings per share	$0.52	$0.42	$1.48	$1.15
Diluted earnings per share	$0.51	$0.42	$1.47	$1.14
Cash dividends declared	$0.01	$0.01	$0.03	$0.03
Weighted-average common shares outstanding	77,110	76,494	76,951	76,352
Weighted-average diluted common shares outstanding	77,934	76,819	77,721	76,537
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$40,527	$33,058	$115,856	$89,243
Other comprehensive income:
Available-for-sale securities:
Net unrealized (losses) gains	(7,103)	3,784	8,133	(37,596)
Reclassification of net gains included in net income	(3)	(118)	(530)	(895)
Income tax benefit (expense)	2,757	(1,447)	(3,007)	14,976
Net unrealized (losses) gains on available-for-sale securities	(4,349)	2,219	4,596	(23,515)
Cash flow hedges:
Net unrealized (losses) gains	(2,168)	4,823	9,710	(6,118)
Reclassification of net gains included in net income	(2,456)	(1,666)	(6,763)	(4,110)
Income tax benefit (expense)	1,803	(1,233)	(1,151)	4,002
Net unrealized (losses) gains on cash flow hedges	(2,821)	1,924	1,796	(6,226)
Other comprehensive (loss) income	(7,170)	4,143	6,392	(29,741)
Comprehensive income	$33,357	$37,201	$122,248	$59,502
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Out- standing	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at January 1, 2013	77,115	$77,015	$(24,150)	$1,026,438	$79,799	$48,064	$1,207,166
Comprehensive income (loss) (1)	—	—	—	—	89,243	(29,741)	59,502
Cash dividends declared:
Common stock ($0.03 per share)	—	—	—	—	(2,342)	—	(2,342)
Common stock issued for:
Nonvested (restricted) stock grants	590	(590)	15,001	(14,411)	—	—	—
Exercise of stock options	164	5	3,755	(1,398)	—	—	2,362
Restricted stock activity	(66)	394	218	(783)	—	—	(171)
Deferred compensation plan	13	1	337	(63)	—	—	275
Stock repurchased in connection with share-based compensation plans	(136)	—	(2,464)	—	—	—	(2,464)
Share-based compensation expense	—	—	—	9,360	—	—	9,360
Balance at September 30, 2013	77,680	$76,825	$(7,303)	$1,019,143	$166,700	$18,323	$1,273,688
Balance at January 1, 2014	77,707	$76,825	$(6,415)	$1,022,023	$199,627	$9,844	$1,301,904
Comprehensive income(1)	—	—	—	—	115,856	6,392	122,248
Cash dividends declared:
Common stock ($0.03 per share)	—	—	—	—	(2,360)	—	(2,360)
Common stock issued for:
Nonvested (restricted) stock grants	376	(244)	5,607	(5,363)	—	—	—
Exercise of stock options	215	31	5,341	(1,370)	—	—	4,002
Restricted stock activity	(10)	531	360	(891)	—	—	—
Deferred compensation plan	13	—	384	32	—	—	416
Excess tax benefit from share-based compensation	—	—	—	2,933	—	—	2,933
Stock repurchased in connection with share-based compensation plans	(180)	—	(5,283)	—	—	—	(5,283)
Share-based compensation expense	—	—	—	11,449	—	—	11,449
Balance at September 30, 2014	78,121	$77,143	$(6)	$1,028,813	$313,123	$16,236	$1,435,309

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$115,856	$89,243
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	7,924	27,320
Depreciation of premises, furniture, and equipment	6,514	6,420
Net amortization of premium on securities	10,827	12,615
Net gains on sale of securities	(530)	(895)
Valuation adjustments on other real estate owned	5,260	16,320
Net loss (gain) on sale of other real estate owned	358	(1,728)
Net amortization of discount on covered assets	293	826
Bank owned life insurance income	(984)	(1,026)
Net increase (decrease) in deferred loan fees	1,569	(5,463)
Share-based compensation expense	11,449	9,360
Excess tax benefit from exercise of stock options and vesting of restricted shares	(3,341)	(622)
(Benefit) provision for deferred income tax expense	(5,165)	13,171
Amortization of other intangibles	2,265	2,342
Originations and purchases of loans held-for-sale	(351,440)	(430,777)
Proceeds from sales of loans held-for-sale	326,363	462,720
Net gains from sales of loans held-for-sale	(5,666)	(9,745)
Net (increase) decrease in derivative assets and liabilities	(7,388)	4,147
Net increase in accrued interest receivable	(2,697)	(926)
Net increase (decrease) in accrued interest payable	661	(1,099)
Net decrease in other assets	16,575	8,903
Net increase in other liabilities	312	4,617
Net cash provided by operating activities	129,015	205,723
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	176,823	258,636
Proceeds from sales	74,690	79,962
Purchases	(190,032)	(544,743)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	86,313	98,139
Purchases	(240,332)	(169,682)
Net redemption of FHLB stock	1,339	9,324
Net increase in loans	(909,877)	(317,124)
Net decrease in covered assets	36,213	49,883
Proceeds from sale of other real estate owned	8,213	42,646
Net purchases of premises, furniture, and equipment	(6,482)	(3,357)
Net cash used in investing activities	(963,132)	(496,316)
Financing Activities
Net increase (decrease) in deposit accounts, including deposits held-for-sale	964,071	(341,078)
Decrease in secured borrowings	(2,837)	—
Net increase in FHLB advances	30,000	120,000
Stock repurchased in connection with benefit plans	(5,283)	(2,464)
Cash dividends paid	(2,336)	(2,336)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	4,418	2,466
Excess tax benefit from exercise of stock options and vesting of restricted shares	3,341	622
Net cash provided by (used in) financing activities	991,374	(222,790)
Net increase (decrease) in cash and cash equivalents	157,257	(513,383)
Cash and cash equivalents at beginning of year	440,062	941,451
Cash and cash equivalents at end of period	$597,319	$428,068
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$49,887	$55,110
Cash paid for income taxes	70,400	25,613
Non-cash transfers of loans to other real estate	2,576	10,668
Non-cash transfers of loans to loans held-for-sale	109,885	18,046
Non-cash transfers of deposits to deposits held-for-sale	128,508	—
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

The accompanying consolidated financial statements include the accounts and results of operations of the Company and its subsidiary, The PrivateBank and Trust Company (the "Bank"), after elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to September 30, 2014 for potential recognition or disclosure.

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

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity - On July 1, 2014, we adopted new accounting guidance issued by the FASB that changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the guidance, a discontinued operation is (1) a component of an entity that has been disposed of or is classified as held-for-sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held-for-sale on the date of the acquisition. The guidance requires new disclosures for disposals that meet the definition of a discontinued operation, and also requires new disclosures for those disposals that are individually significant but do not meet the definition of a discontinued operation. The guidance must be applied prospectively. The adoption of this guidance did not impact our financial position or consolidated results of operations.

Accounting Pronouncements Pending Adoption

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure - In August 2014, the FASB issued guidance that requires a creditor to derecognize a mortgage loan upon foreclosure and recognize a separate other receivable if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable is measured based on the amount of the loan balance expected to be recovered from the guarantor. The guidance will be effective for the Company’s financial statements beginning January 1, 2015. The adoption of this guidance is not expected to have a material impact on our financial position or consolidated results of operations.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans - In January 2014, the FASB issued guidance that clarifies when the Company should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The guidance indicates that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or similar legal agreement. Additionally, the guidance requires disclosure of (1) the amount of foreclosed residential real estate property held by the Company and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The guidance will be effective for the Company’s financial statements beginning January 1, 2015. The adoption of this guidance is not expected to have a material impact on our financial position or consolidated results of operations.

Revenue from Contracts with Customers - In May 2014, the FASB issued a comprehensive new revenue recognition standard that will replace most of the existing revenue recognition guidance in U.S. GAAP. All arrangements involving the transfer of goods or services to customers are within the scope of the guidance, except for certain contracts subject to other U.S. GAAP guidance, including lease contracts and rights and obligations related to financial instruments. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also includes new disclosure requirements related to the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be effective for the Company’s financial statements beginning January 1, 2017. The Company may choose to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2017. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations, as well as which transition method to use.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures - In June 2014, the FASB issued guidance that amends the accounting for repurchase-to-maturity transactions and repurchase financings. Under the new guidance, repurchase-to-maturity transactions will be accounted for as secured borrowings. Additionally, the initial transfer and related repurchase agreement in a repurchase financing will need to be considered separately, rather than as a linked transaction. In addition, new disclosures will be required for (1) repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings, and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The guidance will be effective for the Company’s financial statements beginning January 1, 2015, except for the disclosures related to transactions accounted for as secured borrowings, which will be effective for the Company’s financial statements that include periods beginning on April 1, 2015. The adoption of this guidance is not expected to have a material impact on our financial position or consolidated results of operations.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - In June 2014, the FASB issued guidance that clarifies the accounting for a performance target that affects vesting of a share-based payment award and that could be achieved after the requisite service period. The guidance indicates that such a performance target would not be reflected in the estimation of the award’s grant date fair value. Rather, compensation cost for such an award would be recognized over the requisite service period, if it is probable that the performance target will be achieved. The total amount of compensation cost recognized during and after the requisite service period would reflect the number of awards that are expected to vest and would be adjusted to reflect those awards that ultimately vest. The guidance will be effective for the Company’s financial statements that include periods beginning January 1, 2016 and applied prospectively to awards that are granted or modified after the effective date. The adoption of this guidance is not expected to have a material impact on our financial position or consolidated results of operations.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern - In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. The guidance requires new disclosures to the extent management concludes there is substantial doubt about an entity’s ability to continue as a going concern. The guidance will be effective for the Company’s annual financial statements dated December 31, 2016, as well as interim periods thereafter. The adoption of this guidance is not expected to have a material impact on our financial position or consolidated results of operations.

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	September 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$170,568	$—	$(2,216)	$168,352	$145,716	$—	$(3,141)	$142,575
U.S. Agency	47,073	—	(1,138)	45,935	47,409	—	(1,881)	45,528
Collateralized mortgage obligations	143,164	5,093	(29)	148,228	169,775	6,356	(15)	176,116
Residential mortgage-backed securities	839,837	23,335	(3,734)	859,438	946,656	23,627	(7,176)	963,107
State and municipal securities	311,724	8,182	(605)	319,301	271,135	6,627	(3,112)	274,650
Foreign sovereign debt	500	—	—	500	500	—	—	500
Total	$1,512,866	$36,610	$(7,722)	$1,541,754	$1,581,191	$36,610	$(15,325)	$1,602,476
Securities Held-to-Maturity
Collateralized mortgage obligations	$62,162	$—	$(2,684)	$59,478	$67,335	$—	$(3,263)	$64,072
Residential mortgage-backed securities	833,513	3,692	(6,266)	830,939	688,410	637	(15,274)	673,773
Commercial mortgage-backed securities	175,862	233	(3,532)	172,563	164,607	6	(6,640)	157,973
State and municipal securities	465	5	—	470	1,084	6	—	1,090
Total	$1,072,002	$3,930	$(12,482)	$1,063,450	$921,436	$649	$(25,177)	$896,908

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank ("FRB") discount window borrowing availability, derivative transactions, standby letters of credit with counterparty banks and for other purposes as permitted or required by law, totaled $374.1 million and $401.4 million at September 30, 2014 and December 31, 2013, respectively. Of total pledged securities, securities pledged to creditors under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties totaled $90.0 million and $108.1 million at September 30, 2014 and December 31, 2013, respectively.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at September 30, 2014 or December 31, 2013.

The following table presents the fair values of securities with unrealized losses as of September 30, 2014 and December 31, 2013. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2014
Securities Available-for-Sale
U.S. Treasury	$45,594	$(122)	$122,759	$(2,094)	$168,353	$(2,216)
U.S. Agency	—	—	45,934	(1,138)	45,934	(1,138)
Collateralized mortgage obligations	4,905	(29)	—	—	4,905	(29)
Residential mortgage-backed securities	113,918	(361)	110,427	(3,373)	224,345	(3,734)
State and municipal securities	30,833	(177)	35,145	(428)	65,978	(605)
Total	$195,250	$(689)	$314,265	$(7,033)	$509,515	$(7,722)
Securities Held-to-Maturity
Residential mortgage-backed securities	$139,847	$(482)	$240,361	$(5,784)	$380,208	$(6,266)
Commercial mortgage-backed securities	39,976	(157)	104,557	(3,375)	144,533	(3,532)
Collateralized mortgage obligations	—	—	59,478	(2,684)	59,478	(2,684)
Total	$179,823	$(639)	$404,396	$(11,843)	$584,219	$(12,482)
As of December 31, 2013
Securities Available-for-Sale
U.S. Treasury	$142,575	$(3,141)	$—	$—	$142,575	$(3,141)
U.S. Agency	45,528	(1,881)	—	—	45,528	(1,881)
Collateralized mortgage obligations	3,409	(15)	—	—	3,409	(15)
Residential mortgage-backed securities	276,657	(7,176)	—	—	276,657	(7,176)
State and municipal securities	104,442	(2,812)	10,325	(300)	114,767	(3,112)
Total	$572,611	$(15,025)	$10,325	$(300)	$582,936	$(15,325)
Securities Held-to-Maturity
Residential mortgage-backed securities	$556,410	$(14,908)	$3,327	$(366)	$559,737	$(15,274)
Commercial mortgage-backed securities	123,021	(4,674)	25,240	(1,966)	148,261	(6,640)
Collateralized mortgage obligations	64,072	(3,263)	—	—	64,072	(3,263)
Total	$743,503	$(22,845)	$28,567	$(2,332)	$772,070	$(25,177)

There were $718.7 million of securities with $18.9 million in an unrealized loss position for greater than 12 months at September 30, 2014. At December 31, 2013, there were $38.9 million of securities with $2.6 million in an unrealized loss position for greater than 12 months. The Company does not consider these unrealized losses to be credit-related. These unrealized losses relate to changes in interest rates and market spreads. We do not intend to sell the securities and we do not believe it is more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, no other-than-temporary impairments have been recorded on these securities during the nine months ended September 30, 2014 or during 2013.

The following table presents the remaining contractual maturity of securities as of September 30, 2014 by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	September 30, 2014
	Available-For-Sale Securities		Held-To-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agency, state and municipal and foreign sovereign debt securities:
One year or less	$5,421	$5,462	$95	$95
One year to five years	341,182	342,460	370	375
Five years to ten years	172,565	175,315	—	—
After ten years	10,697	10,851	—	—
All other securities:
Collateralized mortgage obligations	143,164	148,228	62,162	59,478
Residential mortgage-backed securities	839,837	859,438	833,513	830,939
Commercial mortgage-backed securities	—	—	175,862	172,563
Total	$1,512,866	$1,541,754	$1,072,002	$1,063,450

The following table presents gains (losses) on securities for the quarters and nine months ended September 30, 2014 and 2013.

Securities Gains (Losses)
(Amounts in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from sales	$1,041	$27,116	$74,690	$79,962
Gross realized gains	$5	$118	$615	$896
Gross realized losses	(2)	—	(85)	(1)
Net realized gains	$3	$118	$530	$895
Income tax provision on net realized gains	$1	$47	$209	$353

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

Loan Portfolio
(Amounts in thousands)

	September 30, 2014	December 31, 2013
Commercial and industrial	$6,112,715	$5,457,574
Commercial - owner-occupied CRE	1,792,686	1,674,260
Total commercial	7,905,401	7,131,834
Commercial real estate	2,103,378	1,987,307
Commercial real estate - multi-family	546,641	513,194
Total commercial real estate	2,650,019	2,500,501
Construction	307,066	293,387
Residential real estate	343,573	341,868
Home equity	141,159	149,732
Personal	200,369	226,699
Total loans	$11,547,587	$10,644,021
Deferred loan fees, net of costs, included as a reduction in total loans	$38,632	$37,063
Overdrawn demand deposits included in total loans	$2,720	$2,772

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Loans Held-For-Sale
(Amounts in thousands)

	September 30, 2014	December 31, 2013
Mortgage loans held-for-sale (1)	$18,402	$17,619
Other loans held-for-sale (2)	39,346	9,197
Total loans held-for-sale	$57,748	$26,816

(1)
Comprised of residential mortgage loan originations intended to be sold in the secondary market. The Company accounts for these loans under the fair value option. Refer to Note 16 for additional information regarding mortgage loans held-for-sale.

(2)
Amounts at September 30, 2014 represent commercial, commercial real estate, home equity and personal loans held-for-sale in connection with the pending sale of the Company's branch office located in Norcross, Georgia, which is expected to close before the end of 2014, subject to regulatory approval and certain other customary closing conditions. Amounts at December 31, 2013 represent commercial loans carried at the lower of aggregate cost or fair value. Generally, the Company intends to sell these loans within 30-60 days from the date the intent to sell was established.

Carrying Value of Loans Pledged
(Amounts in thousands)

	September 30, 2014	December 31, 2013
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$535,759	$710,269
FHLB advances (2)	1,555,165	1,337,552
Total	$2,090,924	$2,047,821

(1)	No borrowings were outstanding at September 30, 2014 or December 31, 2013.

(2)	Refer to Notes 8 and 9 for additional information regarding FHLB advances.

Loan Portfolio Aging

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of September 30, 2014
Commercial	$7,871,751	$4	$298	$—	$7,872,053	$33,348	$7,905,401
Commercial real estate	2,628,709	140	2,091	—	2,630,940	19,079	2,650,019
Construction	307,066	—	—	—	307,066	—	307,066
Residential real estate	333,479	17	354	—	333,850	9,723	343,573
Home equity	129,879	545	—	—	130,424	10,735	141,159
Personal	199,817	5	3	—	199,825	544	200,369
Total loans	$11,470,701	$711	$2,746	$—	$11,474,158	$73,429	$11,547,587
As of December 31, 2013
Commercial	$7,106,900	$2	$153	$—	$7,107,055	$24,779	$7,131,834
Commercial real estate	2,447,441	5,946	161	—	2,453,548	46,953	2,500,501
Construction	293,387	—	—	—	293,387	—	293,387
Residential real estate	330,922	674	296	—	331,892	9,976	341,868
Home equity	136,341	1,108	404	—	137,853	11,879	149,732
Personal	225,922	124	2	—	226,048	651	226,699
Total loans	$10,540,913	$7,854	$1,016	$—	$10,549,783	$94,238	$10,644,021

Impaired Loans

Impaired loans consist of nonaccrual loans (which include nonaccrual troubled debt restructurings ("TDRs")) and loans classified as accruing TDRs. A loan is considered impaired when, based on current information and events, either (i) management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement, or (ii) it has been classified as a TDR.

The following two tables present our recorded investment in impaired loans outstanding by product segment, including our recorded investment in impaired loans, which represents the principal amount outstanding, net of unearned income, deferred loan fees and costs, and any direct principal charge-offs.

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of September 30, 2014
Commercial	$59,235	$24,115	$29,134	$53,249	$13,982
Commercial real estate	26,401	7,426	12,460	19,886	3,223
Residential real estate	11,548	4,963	4,760	9,723	497
Home equity	12,722	3,491	8,672	12,163	1,224
Personal	544	—	544	544	55
Total impaired loans	$110,450	$39,995	$55,570	$95,565	$18,981

As of December 31, 2013
Commercial	$44,471	$30,039	$11,774	$41,813	$4,895
Commercial real estate	61,112	10,301	38,203	48,504	12,536
Residential real estate	11,823	2,629	7,347	9,976	2,412
Home equity	13,893	2,567	10,903	13,470	2,386
Personal	651	—	651	651	148
Total impaired loans	$131,950	$45,536	$68,878	$114,414	$22,377

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	Quarter Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$54,559	$428	$78,010	$636
Commercial real estate	23,841	16	52,914	34
Residential real estate	9,522	—	12,126	—
Home equity	11,696	22	14,841	24
Personal	560	—	1,449	—
Total	$100,178	$466	$159,340	$694

	Nine Months Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$49,593	$1,229	$79,363	$1,889
Commercial real estate	36,351	60	66,306	364
Residential real estate	9,665	—	12,285	3
Home equity	12,628	67	14,761	84
Personal	609	—	3,409	—
Total	$108,846	$1,356	$176,124	$2,340

(1)	Represents amounts while classified as impaired for the periods presented.

Credit Quality Indicators

We have adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that we believe exhibit acceptable financial performance, cash flow, and leverage. We attempt to mitigate risk by loan structure, collateral, monitoring, and other credit risk management controls. Credits rated 6 are performing in accordance with contractual terms but are considered "special mention" as these credits demonstrate potential weakness that if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Loans rated 7 may be classified as either accruing ("potential problem") or nonaccrual ("nonperforming"). Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest but the ultimate collection of these loans in full is questionable due to the same conditions that characterize a 6-rated credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the value of the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at a minimum on a quarterly basis, while all other rated credits over a certain dollar threshold, depending on loan type, are reviewed annually or more frequently as the circumstances warrant.

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of September 30, 2014
Commercial	$69,385	0.9	$110,703	1.4	$33,348	0.4	$7,905,401
Commercial real estate	3,393	0.1	433	*	19,079	0.7	2,650,019
Construction	—	—	—	—	—	—	307,066
Residential real estate	2,696	0.8	6,496	1.9	9,723	2.8	343,573
Home equity	977	0.7	2,100	1.5	10,735	7.6	141,159
Personal	160	0.1	38	*	544	0.3	200,369
Total	$76,611	0.7	$119,770	1.0	$73,429	0.6	$11,547,587
As of December 31, 2013
Commercial	$62,272	0.9	$87,391	1.2	$24,779	0.3	$7,131,834
Commercial real estate	1,016	*	4,489	0.2	46,953	1.9	2,500,501
Construction	—	—	—	—	—	—	293,387
Residential real estate	4,898	1.4	7,177	2.1	9,976	2.9	341,868
Home equity	2,884	1.9	2,538	1.7	11,879	7.9	149,732
Personal	187	0.1	177	0.1	651	0.3	226,699
Total	$71,257	0.7	$101,772	1.0	$94,238	0.9	$10,644,021

*	Less than 0.1%

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	September 30, 2014		December 31, 2013
	Accruing	Nonaccrual (1)	Accruing	Nonaccrual (1)
Commercial	$19,901	$17,746	$17,034	$6,188
Commercial real estate	807	8,103	1,551	19,309
Residential real estate	—	1,512	—	2,239
Home equity	1,428	4,940	1,591	3,805
Personal	—	527	—	641
Total	$22,136	$32,828	$20,176	$32,182

(1)	Included in nonperforming loans.

At September 30, 2014 and December 31, 2013, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $13.1 million and $5.5 million, respectively.

Additions to Accruing Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Quarter Ended September 30,
	2014			2013
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	1	$16,325	$16,325	1	$2,131	$2,131
Other concession (3)	1	1,904	1,904	—	—	—
Total accruing	2	$18,229	$18,229	1	$2,131	$2,131

	Nine Months Ended September 30,
	2014			2013
		Recorded Investment (1)			Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	3	$20,075	$20,075	5	$7,066	$7,066
Other concession (3)	3	17,483	17,483	—	—	—
Total commercial	6	37,558	37,558	5	7,066	7,066
Commercial real estate
Other concession (3)	1	426	426	—	—	—
Residential real estate
Extension of maturity date (2)	—	—	—	1	150	150
Total accruing	7	$37,984	$37,984	6	$7,216	$7,216

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases, or deferrals of principal.

Additions to Nonaccrual Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Quarter Ended September 30,
	2014			2013
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	—	$—	$—	1	$200	$200
Other concession (3)	4	17,046	17,046	1	70	70
Total commercial	4	17,046	17,046	2	270	270
Commercial real estate
Other concession (3)	1	653	686	—	—	—
Home equity
Extension of maturity date (3)	—	—	—	2	348	348
Other concession (3)	1	544	607	3	550	550
Total home equity	1	544	607	5	898	898
Personal
Other concession (3)	—	—	—	2	478	478
Total nonaccrual	6	$18,243	$18,339	9	$1,646	$1,646

	Nine Months Ended September 30,
	2014			2013
		Recorded Investment (1)			Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	—	$—	$—	2	$334	$334
Other concession (3)	8	17,599	17,549	4	1,740	1,740
Total commercial	8	17,599	17,549	6	2,074	2,074
Commercial real estate
Extension of maturity date (2)	—	—	—	1	297	297
Other concession (3)	2	1,773	1,806	—	—	—
Total commercial real estate	2	1,773	1,806	1	297	297
Residential real estate
Other concession (3)	3	496	566	—	—	—
Home equity
Extension of maturity date (2)	1	114	114	5	824	824
Other concession (3)	4	1,659	1,722	7	1,572	1,565
Total home equity	5	1,773	1,836	12	2,396	2,389
Personal
Other concession (3)	—	—	—	2	478	478
Total nonaccrual	18	$21,641	$21,757	21	$5,245	$5,238

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve calculation. However, our general reserve methodology considers the amount and product type of the TDRs removed as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Refer to the "Impaired Loan" and "Allowance for Loan Loss" sections of Note 1, "Summary of Significant Accounting Policies," to the Notes to Consolidated Financial Statements of our 2013 Annual Report on Form 10-K regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $9.4 million and $8.6 million in specific reserves for nonaccrual TDRs at September 30, 2014 and December 31, 2013, respectively. For accruing TDRs, there were specific reserves of $34,000 and $37,000 at September 30, 2014 and December 31, 2013, respectively, with the specific reserve representing the difference between the present value of cash flows for the restructured loan as compared to the recorded investment in the loan.

The following table presents the recorded investment and number of loans modified as an accruing TDR during the previous 12 months which subsequently became nonperforming during the nine months ended September 30, 2014 and 2013. A loan becomes nonperforming and placed on nonaccrual status typically when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than when the loan becomes 90 days past due.

Accruing Troubled Debt Restructurings
Reclassified as Nonperforming Within 12 Months of Restructuring
(Dollars in thousands)

	2014		2013
	Number of Borrowers	Recorded Investment (1)	Number of Borrowers	Recorded Investment (1)
Quarter Ended September 30,
None	—	$—	—	$—
Nine Months Ended September 30,
Commercial real estate	1	$699	2	$5,258

(1)	Represents amounts as of the balance sheet date from the quarter the default was first reported.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 6 for additional information regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Quarter Ended September 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$96,326	$33,299	$3,621	$5,280	$5,015	$2,950	$146,491
Loans charged-off	(227)	(1,133)	(7)	(252)	(172)	(8)	(1,799)
Recoveries on loans previously charged-off	1,145	356	6	9	67	128	1,711
Net recoveries (charge-offs)	918	(777)	(1)	(243)	(105)	120	(88)
Provision (release) for loan losses	6,642	(2,135)	409	(25)	(661)	(498)	3,732
Balance at end of period	$103,886	$30,387	$4,029	$5,012	$4,249	$2,572	$150,135
Ending balance, loans individually evaluated for impairment (1)	$13,982	$3,223	$—	$497	$1,224	$55	$18,981
Ending balance, loans collectively evaluated for impairment	$89,904	$27,164	$4,029	$4,515	$3,025	$2,517	$131,154
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$53,249	$19,886	$—	$9,723	$12,163	$544	$95,565
Ending balance, loans collectively evaluated for impairment	7,852,152	2,630,133	307,066	333,850	128,996	199,825	11,452,022
Total recorded investment in loans	$7,905,401	$2,650,019	$307,066	$343,573	$141,159	$200,369	$11,547,587

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Quarter Ended September 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$80,674	$46,489	$2,626	$9,046	$6,040	$3,308	$148,183
Loans charged-off	(7,285)	(1,706)	—	(395)	(2,146)	(893)	(12,425)
Recoveries on loans previously charged-off	1,301	366	7	7	135	142	1,958
Net (charge-offs) recoveries	(5,984)	(1,340)	7	(388)	(2,011)	(751)	(10,467)
Provision (release) for loan losses	3,376	2,825	681	(493)	1,157	251	7,797
Balance at end of period	$78,066	$47,974	$3,314	$8,165	$5,186	$2,808	$145,513
Ending balance, loans individually evaluated for impairment (1)	$3,332	$17,131	$—	$3,911	$2,234	$90	$26,698
Ending balance, loans collectively evaluated for impairment	$74,734	$30,843	$3,314	$4,254	$2,952	$2,718	$118,815
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$56,960	$63,619	$—	$11,237	$13,049	$764	$145,629
Ending balance, loans collectively evaluated for impairment	6,931,732	2,424,477	237,440	335,382	135,009	199,774	10,263,814
Total recorded investment in loans	$6,988,692	$2,488,096	$237,440	$346,619	$148,058	$200,538	$10,409,443

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses (Continued)
(Amounts in thousands)

	Nine Months Ended September 30,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2014
Balance at beginning of year	$80,768	$42,362	$3,338	$7,555	$5,648	$3,438	$143,109
Loans charged-off	(3,856)	(5,797)	(7)	(667)	(887)	(151)	(11,365)
Recoveries on loans previously charged-off	5,620	2,404	22	444	155	554	9,199
Net recoveries (charge-offs)	1,764	(3,393)	15	(223)	(732)	403	(2,166)
Provision (release) for loan losses	21,354	(8,582)	676	(2,320)	(667)	(1,269)	9,192
Balance at end of period	$103,886	$30,387	$4,029	$5,012	$4,249	$2,572	$150,135
2013
Balance at beginning of year	$63,709	$73,150	$2,434	$9,696	$6,797	$5,631	$161,417
Loans charged-off	(20,803)	(17,997)	70	(1,614)	(2,854)	(3,674)	(46,872)
Recoveries on loans previously charged-off	2,156	1,871	41	11	395	240	4,714
Net (charge-offs) recoveries	(18,647)	(16,126)	111	(1,603)	(2,459)	(3,434)	(42,158)
Provision (release) for loan losses	33,004	(9,050)	769	72	848	611	26,254
Balance at end of period	$78,066	$47,974	$3,314	$8,165	$5,186	$2,808	$145,513

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$9,363	$9,533	$9,206	$7,343
Provision (release) for unfunded commitments	481	(1,346)	638	844
Balance at end of period	$9,844	$8,187	$9,844	$8,187
Unfunded commitments, excluding covered assets, at period end (1)	$5,562,796	$4,805,141

(1)
Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit. Unfunded commitments related to covered assets are excluded as they are covered under a loss sharing agreement with the FDIC.

Refer to Note 15 for additional details of commitments to extend credit, standby letters of credit and commercial letters of credit.

6. COVERED ASSETS

Covered assets represent acquired loans and foreclosed loan collateral covered under a loss sharing agreement with the FDIC and include an indemnification receivable representing the present value of the expected reimbursement from the FDIC related to expected losses on the acquired loans and foreclosed real estate under such agreement. The loss share agreement expired on September 30, 2014 for non-residential mortgage loans and related assets and will expire on September 30, 2019 for residential mortgage loans and related assets.

The carrying amount of covered assets is presented in the following table.

Covered Assets
(Amounts in thousands)

	September 30, 2014			December 31, 2013
	Purchased Loans (1)	Other Assets	Total	Purchased Loans (1)	Other Assets	Total
Commercial loans	$3,057	$—	$3,057	$11,562	$—	$11,562
Commercial real estate loans	24,097	—	24,097	46,657	—	46,657
Residential mortgage loans	33,058	—	33,058	36,883	—	36,883
Consumer installment and other	1,312	226	1,538	3,213	259	3,472
Foreclosed real estate	—	868	868	—	7,880	7,880
Estimated loss reimbursement by the FDIC	—	2,864	2,864	—	6,292	6,292
Total covered assets	61,524	3,958	65,482	98,315	14,431	112,746
Allowance for covered loan losses	(4,485)	—	(4,485)	(16,511)	—	(16,511)
Net covered assets	$57,039	$3,958	$60,997	$81,804	$14,431	$96,235
Nonperforming covered loans (2)	$9,132			$15,610

(1)	Purchased loans include $967,000 and $7.6 million of purchased impaired loans as of September 30, 2014 and December 31, 2013, respectively.

(2)
Excludes purchased impaired loans which are accounted for on a pool basis based on common risk characteristics as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Because we are recognizing interest income on each pool of loans, all purchased impaired loans are considered to be performing.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	September 30, 2014	December 31, 2013
Banking	$81,755	$81,755
Asset management	12,286	12,286
Total goodwill	$94,041	$94,041

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. Our annual goodwill impairment test was performed as of October 31, 2013, and it was determined no impairment existed as of that date. A goodwill impairment charge of $146,000 was recorded in the fourth quarter 2013 in connection with the December 31, 2013 sale of Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm and previously a wholly-owned subsidiary of the Company. Our annual goodwill impairment test will be completed during fourth quarter 2014.

We are not aware of any events or circumstances that would indicate goodwill is impaired at September 30, 2014.

We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 12 years.

We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During third quarter 2014, there were no events or circumstances that we believe indicate there may be impairment of intangible assets, and no impairment charges for other intangible assets were recorded for the nine months ended September 30, 2014.

Other Intangible Assets
(Amounts in thousands)

	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013
Core deposit intangibles:
Gross carrying amount	$18,093	$18,093
Accumulated amortization	12,180	10,071
Net carrying amount	$5,913	$8,022
Amortization during the period	$2,109	$2,709
Weighted average remaining life (in years)	3	3
Client relationships:
Gross carrying amount	$2,002	$2,002
Accumulated amortization	1,288	1,132
Net carrying amount	$714	$870
Amortization during the period	$156	$412
Weighted average remaining life (in years)	6	7

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year ending December 31,
2014 - remaining three months	$742
2015	2,455
2016	2,161
2017	1,125
2018	98
2019 and thereafter	46
Total	$6,627

8. SHORT-TERM AND SECURED BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	September 30, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$3,000	3.49%	$2,000	3.37%
Other Information:
Weighted average remaining maturity of FHLB advances at period end	5 months		12 months
Unused FHLB advances availability	$490,265		$395,302
Unused overnight federal funds availability (1)	$625,000		$520,000
Borrowing capacity through the FRB discount window primary credit program (2)	$460,156		$621,855

(1)	Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

FHLB Advances - At September 30, 2014 the Bank had $3.0 million short-term and $7.0 million long-term advances outstanding from the FHLB Atlanta and $280.0 million in long-term advances outstanding with the FHLB Chicago. As a member of the FHLB Chicago, the Bank has access to borrowing capacity which is subject to change based on the availability of acceptable collateral to pledge and the level of our investment in FHLB Chicago stock. At September 30, 2014 our borrowing capacity was $770.6 million of which $490.3 million is available, subject to the additional investment in FHLB Chicago stock required. Qualifying residential, multi-family and commercial real estate loans, home equity lines of credit, and mortgage-backed securities are pledged as collateral to secure current outstanding balances and additional borrowing availability. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less at September 30, 2014 and December 31, 2013.

Revolving Line of Credit - During the third quarter 2014, the Company amended its $60.0 million 364-day Revolving Line of Credit (the "Facility") with a group of commercial banks resulting in a new maturity date of September 25, 2015. Any amounts outstanding under the Facility upon maturity may be converted, at the Company's option, to an amortizing term loan, with the balance of such loan due September 26, 2017. Loans under the Facility bear interest, at the Company's election, either at a floating rate equal to LIBOR plus 1.95%, or a defined base rate minus 0.50%. At September 30, 2014, no amounts have been drawn on the Facility.

Secured Borrowings - Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings because they did not qualify for sale accounting treatment. As of September 30, 2014 and December 31, 2013, these loan participation agreements totaled $3.6 million and $6.4 million, respectively. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition at each of these dates.

9. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

		September 30, 2014	December 31, 2013
Parent Company:
2.88% junior subordinated debentures due 2034	(1)(a)	$8,248	$8,248
1.94% junior subordinated debentures due 2035	(2)(a)	51,547	51,547
1.73% junior subordinated debentures due 2035	(3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068	(a)	143,760	143,760
7.125% subordinated debentures due 2042 (b)		125,000	125,000
Subtotal		369,793	369,793
Subsidiaries:
FHLB advances		287,000	258,000
Total long-term debt		$656,793	$627,793

(1)	Variable rate in effect at September 30, 2014 based on three-month LIBOR +2.65%.

(2)	Variable rate in effect at September 30, 2014, based on three-month LIBOR +1.71%.

(3)	Variable rate in effect at September 30, 2014, based on three-month LIBOR +1.50%.

(a)
Under the final regulatory capital rules issued in July 2013, these instruments are grandfathered for inclusion as a component of Tier 1 capital, although the Tier 1 capital treatment for these instruments will be subject to phase-out due to certain acquisitions.

(b)	Qualifies as Tier 2 capital for regulatory capital purposes.

The $244.8 million in junior subordinated debentures reflected in the table above were issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable trust preferred securities. Refer to Note 10 for further information on the nature and terms of these securities.

On October 8, 2014, the Company redeemed $75.0 million of the $143.8 million outstanding 10.00% Junior Subordinated Debentures due 2068. Refer to Note 19 for further information on the redemption.

At September 30, 2014, outstanding long-term FHLB advances were secured by residential mortgage-backed securities and have fixed interest rates.

Maturity and Rate Schedule for FHLB Long-Term Advances
(Amounts in thousands)

	September 30, 2014		December 31, 2013
	Amount	Rate %	Amount	Rate %
Maturity Date:
June 24, 2015	$—	—%	$1,000	3.71%
December 21, 2015	2,000	4.22%	2,000	4.22%
December 31, 2015	250,000	0.09%	250,000	0.09%
March 25, 2019	2,000	4.26%	2,000	4.26%
May 22, 2019	3,000	4.68%	3,000	4.68%
September 12, 2019 (1)	15,000	3.72%	—	—%
September 26, 2019 (1)	15,000	3.69%	—	—%
Total	$287,000	0.57%	$258,000	0.22%

(1)
Provides for a one-time option to increase the advances in September 2016, up to $150.0 million each at the same fixed rate as the original advance. The advances include prepayment features and are subject to a prepayment fee.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year ending December 31,
2015	$252,000
2019 and thereafter	404,793
Total	$656,793

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of September 30, 2014, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company obligated mandatorily redeemable trust preferred securities ("Trust Preferred Securities") to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company ("Debentures"). The Debentures held by the trusts, which in aggregate total $244.8 million at September 30, 2014, are the sole assets of each respective trust. Our obligations under the Debentures and related documents, including the indentures, the declarations of trust and related Company guarantees, taken together, constitute a full and unconditional guarantee by the Company on a subordinated basis of distributions, redemption payments and liquidation payments on the Trust Preferred Securities. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all or any series of the Debentures, in each case, at a redemption price of 100% of the principal amount of the Debentures being redeemed plus any accrued but unpaid interest to the redemption date. The repayment, redemption or repurchase of any of the Debentures would be subject to the terms of the applicable indenture and would result in a corresponding repayment, redemption or repurchase of an equivalent amount of the related series of Trust Preferred Securities. Any redemption of the Debentures held by the PrivateBancorp Capital Trust IV (the "Series IV Debentures") would be subject to the terms of the replacement capital covenant described below and any required regulatory approval.

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

On October 8, 2014, we redeemed $75.0 million of the $143.8 million outstanding 10.00% Junior Subordinated Debentures due 2068, and PrivateBancorp Capital Trust IV ("Capital Trust IV"), using the proceeds from the debenture redemption, redeemed a proportionate amount of its outstanding Trust Preferred Securities and common securities. Refer to Note 19 for further information on the redemption.

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

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

		Common Securities Issued	Trust Preferred Securities Issued (1)		Earliest Redemption Date (on or after) (3)		Principal Amount of Debentures (3)
	Issuance Date			Coupon Rate (2)		Maturity	September 30, 2014	December 31, 2013
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.88%	Jun 17, 2009	June 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	1.94%	Sep 15, 2010	Sept. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.73%	Dec 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Capital Trust IV	May 2008	10	143,750	10.00%	Jun 15, 2013	June 2068	143,760	143,760
Total		$3,043	$241,750				$244,793	$244,793

(1)
The trust preferred securities accrue distributions at a rate equal to the interest rate on and have a maturity identical to that of the related Debentures. The trust preferred securities will be redeemed upon maturity or earlier redemption of the related Debentures.

(2)
Reflects the coupon rate in effect at September 30, 2014. The coupon rate for Bloomfield Hills Statutory Trust I is a variable rate and is based on three-month LIBOR plus 2.65%. The coupon rates for PrivateBancorp Statutory Trusts II and III are a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for PrivateBancorp Capital Trust IV is fixed at 10.00%. Distributions on all of the trust preferred securities of each Trust are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years in the case of the Debentures held by Trust IV, and five years in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

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

11. EQUITY

Comprehensive Income

Change in Accumulated Other Comprehensive Income ("AOCI") by Component
(Amounts in thousands)

	Nine Months Ended September 30,
	2014			2013
	Unrealized Gain on Available-for-Sale Securities	Accumulated Loss on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain (Loss)on Effective Cash Flow Hedges	Total
Balance at beginning of period	$12,960	$(3,116)	$9,844	$42,219	$5,845	$48,064
Increase in unrealized gains (losses) on securities	8,133	—	8,133	(37,596)	—	(37,596)
Increase in unrealized gains on cash flow hedges	—	9,710	9,710	—	(6,118)	(6,118)
Tax (expense) benefit on increase in unrealized gains (losses)	(3,216)	(3,815)	(7,031)	14,623	2,381	17,004
Other comprehensive income (loss) before reclassifications	4,917	5,895	10,812	(22,973)	(3,737)	(26,710)
Reclassification adjustment of net gains included in net income (1)	(530)	(6,763)	(7,293)	(895)	(4,110)	(5,005)
Reclassification adjustment for tax expense on realized net gains(2)	209	2,664	2,873	353	1,621	1,974
Amounts reclassified from AOCI	(321)	(4,099)	(4,420)	(542)	(2,489)	(3,031)
Net current period other comprehensive income (loss)	4,596	1,796	6,392	(23,515)	(6,226)	(29,741)
Balance at end of period	$17,556	$(1,320)	$16,236	$18,704	$(381)	$18,323

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

Conversion of Nonvoting Common Stock

During the third quarter 2014, holders of 1.3 million shares of our nonvoting common stock converted such shares into an equal number of newly-issued shares of our voting common stock. The conversion was done in accordance with the terms of the non-voting common stock and in connection with the holders' sale of such newly-issued voting common stock.

12. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings per common share
Net income	$40,527	$33,058	$115,856	$89,243
Net income allocated to participating stockholders (1)	(515)	(655)	(1,666)	(1,772)
Net income allocated to common stockholders	$40,012	$32,403	$114,190	$87,471
Weighted-average common shares outstanding	77,110	76,494	76,951	76,352
Basic earnings per common share	$0.52	$0.42	$1.48	$1.15
Diluted earnings per common share
Diluted earnings applicable to common stockholders (2)	$40,017	$32,406	$114,206	$87,475
Weighted-average diluted common shares outstanding:
Weighted-average common shares outstanding	77,110	76,494	76,951	76,352
Dilutive effect of stock awards (3)	824	325	770	185
Weighted-average diluted common shares outstanding	77,934	76,819	77,721	76,537
Diluted earnings per common share	$0.51	$0.42	$1.47	$1.14

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

(3)
For the quarters ended September 30, 2014 and 2013, the weighted-average outstanding non-participating securities of 1.3 million and 2.9 million shares, respectively, and for the nine months ended September 30, 2014 and 2013, the weighted-average outstanding non-participating securities of 1.3 million and 3.1 million shares, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

13. INCOME TAXES

Income Tax Provision Analysis
(Dollars in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income before income taxes	$65,701	$54,219	$188,050	$145,050
Income tax provision:
Current income tax provision	$31,406	$21,297	$77,359	$42,636
Deferred income tax (benefit) provision	(6,232)	(136)	(5,165)	13,171
Total income tax provision	$25,174	$21,161	$72,194	$55,807
Effective tax rate	38.3%	39.0%	38.4%	38.5%

Deferred Tax Assets

Net deferred tax assets totaled $98.3 million at September 30, 2014 and $98.6 million at December 31, 2013. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

At September 30, 2014, we have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

As of September 30, 2014 and December 31, 2013, we had $212,000 and $347,000, respectively, of unrecognized tax benefits relating to uncertain tax positions that, if recognized, would impact the effective tax rate.

14. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce both interest rate risk (relating to mortgage loan commitments and planned sales of loans) and foreign currency volatility (relating to certain loans denominated in currencies other than the U.S. dollar). We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the client-related and other end-user derivatives, noted in the table below, were designated as hedging instruments for accounting purposes at September 30, 2014 and December 31, 2013.

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

Notional Amounts and Fair Value of Derivative Instruments
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	$400,000	$2,973	$350,000	$4,005	$375,000	$5,846	$325,000	$9,748
Derivatives not designated as hedging instruments:
Client-related derivatives:
Interest rate contracts	$3,578,189	$37,807	$3,959,328	$54,155	$3,578,189	$38,474	$3,959,328	$54,930
Foreign exchange contracts	100,899	5,093	116,761	3,029	100,899	4,586	116,761	2,570
Credit contracts (1)	81,969	9	91,694	34	108,295	37	113,348	98
Total client-related derivatives		$42,909		$57,218		$43,097		$57,598
Other end-user derivatives:
Foreign exchange contracts	$16,400	$530	$5,436	$16	$1,765	$10	$7,041	$218
Mortgage banking derivatives		176		341		127		103
Total other end-user derivatives		$706		$357		$137		$321
Total derivatives not designated as hedging instruments		$43,615		$57,575		$43,234		$57,919
Netting adjustments (2)		(11,692)		(13,158)		(21,104)		(18,777)
Total derivatives		$34,896		$48,422		$27,976		$48,890

(1)	The remaining average notional amounts are shown for credit contracts.

(2)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting agreements.

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

Derivative contracts may require the Company to provide or receive cash or financial instrument collateral. Collateral associated with derivative assets and liabilities subject to enforceable master netting agreements with the same counterparty is posted on a net basis. The Company has pledged cash or financial collateral in accordance with each counterparty's collateral posting requirements for all of the Company's derivative assets and liabilities in a net liability position as of September 30, 2014. Certain collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that the Company is only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts.

As of September 30, 2014, $9.4 million of cash collateral pledged was netted with the related derivative liabilities and no cash collateral was received to net with the related derivative assets on the Consolidated Statements of Financial Condition. To the extent not netted against derivative fair values under a master netting agreement, the receivable for cash pledged is included in other short-term investments. There was no receivable for cash pledged at September 30, 2014. Any securities pledged to counterparties as financial instrument collateral remain on the Consolidated Statements of Financial Condition as long as the Company does not default.

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

Offsetting of Derivative Assets and Liabilities
(Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of September 30, 2014
Derivative assets:
Interest rate contracts	$40,780	$(7,731)	$33,049	$—	$—	$33,049
Foreign exchange contracts	4,330	(3,959)	371	—	—	371
Credit contracts	9	(2)	7	—	—	7
Total derivatives subject to a master netting agreement	45,119	(11,692)	33,427	—	—	33,427
Total derivatives not subject to a master netting agreement	1,469	—	1,469	—	—	1,469
Total derivatives	$46,588	$(11,692)	$34,896	$—	$—	$34,896
Derivative liabilities:
Interest rate contracts	$44,320	$(19,360)	$24,960	$(19,022)	$—	$5,938
Foreign exchange contracts	3,128	(1,743)	1,385	(1,055)	—	330
Credit contracts	37	(1)	36	(27)	—	9
Total derivatives subject to a master netting agreement	47,485	(21,104)	26,381	(20,104)	—	6,277
Total derivatives not subject to a master netting agreement	1,595	—	1,595	—	—	1,595
Total derivatives	$49,080	$(21,104)	$27,976	$(20,104)	$—	$7,872

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents end-user, client-related and cash flow hedging derivative contracts and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Derivative Assets and Liabilities (Continued) (Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of December 31, 2013
Derivative assets:
Interest rate contracts	$58,160	$(12,371)	$45,789	$—	$—	$45,789
Foreign exchange contracts	1,298	(767)	531	—	—	531
Credit contracts	34	(20)	14	—	—	14
Total derivatives subject to a master netting agreement	59,492	(13,158)	46,334	—	—	46,334
Total derivatives not subject to a master netting agreement	2,088	—	2,088	—	—	2,088
Total derivatives	$61,580	$(13,158)	$48,422	$—	$—	$48,422
Derivative liabilities:
Interest rate contracts	$64,678	$(17,990)	$46,688	$(41,192)	$—	$5,496
Foreign exchange contracts	2,462	(767)	1,695	(1,495)	—	200
Credit contracts	98	(20)	78	(69)	—	9
Total derivatives subject to a master netting agreement	67,238	(18,777)	48,461	(42,756)	—	5,705
Total derivatives not subject to a master netting agreement	429	—	429	—	—	429
Total derivatives	$67,667	$(18,777)	$48,890	$(42,756)	$—	$6,134

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents end-user, client-related and cash flow hedging derivative contracts entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All such requirements were met at September 30, 2014 and December 31, 2013. Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features
(Amounts in thousands)

	September 30, 2014	December 31, 2013
Fair value of derivatives with credit contingency features in a net liability position	$15,298	$28,152
Collateral posted for those transactions in a net liability position	$18,451	$30,272
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$—	$—
Outstanding derivative instruments that would be immediately settled	$15,298	$28,152

Derivatives Designated in Hedge Relationships

The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash Flow Hedges – Under our cash flow hedging program we enter into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loans to fixed-rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the Consolidated Statements of Income. During the nine months ended September 30, 2014, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of September 30, 2014, the maximum length of time over which forecasted interest cash flows are hedged is six years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income
Related to Interest Rate Swaps Designated as Cash Flow Hedge
(Amounts in thousands)

	Quarter Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-Tax	After-tax	Pre-Tax	After-tax
Accumulated unrealized gain (loss) at beginning of period	$2,461	$1,501	$(3,782)	$(2,305)	$(5,110)	$(3,116)	$9,603	$5,845
Amount of (loss) gain recognized in AOCI (effective portion)	(2,168)	(1,333)	4,823	2,933	9,710	5,895	(6,118)	(3,737)
Amount reclassified from AOCI to interest income on loans	(2,456)	(1,488)	(1,666)	(1,009)	(6,763)	(4,099)	(4,110)	(2,489)
Accumulated unrealized loss at end of period	$(2,163)	$(1,320)	$(625)	$(381)	$(2,163)	$(1,320)	$(625)	$(381)

As of September 30, 2014, $5.5 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2014. During the nine months ended September 30, 2014, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur.

Derivatives Not Designated in Hedge Relationships

Other End-User Derivatives – We enter into derivatives that include commitments to fund residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans when we enter into customer interest rate lock commitments. This practice allows us to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At September 30, 2014, the par value of our mortgage loans held-for-sale totaled $18.5 million, the notional value of our interest rate lock commitments totaled $59.5 million, and the notional value of our forward commitments for the future delivery of residential mortgage loans totaled $78.0 million.

We are also exposed at times to foreign exchange risk as a result of originating loans in which the principal and interest are settled in a currency other than U.S. dollars. As of September 30, 2014, our exposure was to the Euro, Canadian dollar, British pound and Danish Kroner on $17.2 million of loans. We manage this risk by using forward currency derivatives.

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

Risk Participation Agreements
(Dollars in thousands)

	September 30, 2014	December 31, 2013
Fair value of written RPAs	$37	$98
Range of remaining terms to maturity (in years)	Less than 1 to 4	Less than 1 to 4
Range of assigned internal risk ratings	2 to 7	2 to 7
Maximum potential amount of future undiscounted payments	$4,466	$3,263
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	27%	16%

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain on client-related derivatives recognized in capital markets products income:
Interest rate contracts	$1,626	$2,427	$6,644	$10,500
Foreign exchange contracts	1,577	1,531	5,376	4,501
Credit contracts	50	(37)	322	7
Total client-related derivatives	3,253	3,921	12,342	15,008
Gain (loss) on end-user derivatives recognized in other income:
Foreign exchange derivatives	1,028	(634)	776	302
Mortgage banking derivatives	127	—	(189)	—
Total end-user derivatives	1,155	(634)	587	302
Total derivatives not designated in hedging relationship	$4,408	$3,287	$12,929	$15,310

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	September 30, 2014	December 31, 2013
Commitments to extend credit:
Home equity lines	$128,987	$139,116
Residential 1-4 family construction	26,929	32,714
Commercial real estate, other construction, and land development	1,004,466	703,382
Commercial and industrial	3,780,526	3,609,443
All other commitments	251,676	222,337
Total commitments to extend credit	$5,192,584	$4,706,992
Letters of credit:
Financial standby	$334,634	$308,577
Performance standby	40,980	26,932
Commercial letters of credit	8,317	4,500
Total letters of credit	$383,931	$340,009

(1)	Includes covered asset commitments of $13.7 million and $18.7 million as of September 30, 2014 and December 31, 2013, respectively.

Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of commitments with an initial term extending beyond one year require regulatory capital support, while commitments of less than one year do not, although under newly issued regulatory capital rules, unfunded commitments of less than one year will require regulatory capital unless unconditionally cancellable. Since many of our commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of September 30, 2014, we had a reserve for unfunded commitments of $9.8 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors including: the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $2.2 million as of September 30, 2014. We amortize these amounts into income over the commitment period. As of September 30, 2014, standby letters of credit had a remaining weighted-average term of approximately 13 months, with remaining actual lives ranging from less than 1 year to 6 years.

Other Commitments

The Company has unfunded commitments to Community Reinvestment Act ("CRA") investments and other investment partnerships totaling $17.3 million at September 30, 2014. Of these commitments, $3.3 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the Consolidated Statements of Financial Condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party vendor to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $10.6 million at September 30, 2014.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of September 30, 2014, we have no recorded contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. The losses for the nine months ended September 30, 2014 and 2013 arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

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

As of September 30, 2014, there were various other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Collateral-Dependent Impaired Loans – We do not record loans held for investment at fair value on a recurring basis. However, periodically, we record nonrecurring adjustments to reduce the carrying value of certain impaired loans based on fair value measurement. This population of impaired loans includes those for which repayment of the loan is expected to be provided solely by the underlying collateral. We measure the fair value of collateral-dependent impaired loans based on the fair value of the collateral securing these loans less estimated selling costs. A majority of collateral-dependent impaired loans are secured by real estate with the fair value generally determined based upon appraisals performed by a certified or licensed appraiser using a combination of valuation techniques such as sales comparison, income capitalization and cost approach and include inputs such as absorption rates, capitalization rates and comparables. We also consider other factors or recent developments that could result in adjustments to the collateral value estimates indicated in the appraisals. When a collateral dependent loan is secured by non-

real estate collateral such as receivables, inventory, or equipment, the fair value is generally determined based upon appraisals, field exams, or receivable reports. The valuation techniques and inputs are reviewed internally by an asset based specialist for reasonableness of estimated liquidation costs, collectability probabilities, and other market data. Accordingly, fair value estimates for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy. The carrying value of all impaired loans and the related specific reserves are disclosed in Note 4.

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

Derivative Assets and Derivative Liabilities – Derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. For derivative counterparties with which we have a master netting agreement, we measure nonperformance risk on the basis of our net exposure to the counterparty. The fair value of derivative assets and liabilities is determined based on prices obtained from third party advisors using standardized industry models. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of derivative assets and liabilities are primarily based on observable inputs and are classified in level 2 of the valuation hierarchy, with the exception of certain client-related derivatives and risk participation agreements, as discussed below. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third party advisors, including evaluating inputs and methodologies used by the third party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company's knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from third party advisors based on our validation procedures, during the quarters ended September 30, 2014 and 2013, we did not alter the fair values ultimately provided by the third party advisors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at September 30, 2014 and December 31, 2013 on a recurring basis.
Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	September 30, 2014				December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for sale:
U.S. Treasury	$168,352	$—	$—	$168,352	$142,575	$—	$—	$142,575
U.S. Agency	—	45,935	—	45,935	—	45,528	—	45,528
Collateralized mortgage obligations	—	148,228	—	148,228	—	176,116	—	176,116
Residential mortgage-backed securities	—	859,438	—	859,438	—	963,107	—	963,107
State and municipal securities	—	319,301	—	319,301	—	274,650	—	274,650
Foreign sovereign debt	—	500	—	500	—	500	—	500
Total securities available-for-sale	168,352	1,373,402	—	1,541,754	142,575	1,459,901	—	1,602,476
Mortgage loans held-for-sale	—	18,402	—	18,402	—	17,619	—	17,619
Derivative assets:
Interest rate contract derivatives designated as hedging instruments	—	2,973	—	2,973	—	4,005	—	4,005
Client-related derivatives	—	41,131	1,778	42,909	—	56,770	448	57,218
Other end-user derivatives	—	706	—	706	—	357	—	357
Netting adjustments	—	(10,926)	(766)	(11,692)	—	(13,138)	(20)	(13,158)
Total derivative assets	—	33,884	1,012	34,896	—	47,994	428	48,422
Total assets	$168,352	$1,425,688	$1,012	$1,595,052	$142,575	$1,525,514	$428	$1,668,517
Liabilities:
Derivative liabilities:
Interest rate contract derivatives designated as hedging instruments	$—	$5,846	$—	$5,846	$—	$9,748	$—	$9,748
Client-related derivatives	—	42,296	801	43,097	—	57,500	98	57,598
Other end-user derivatives	—	137	—	137	—	321	—	321
Netting adjustments	—	(20,338)	(766)	(21,104)	—	(18,757)	(20)	(18,777)
Total derivative liabilities	$—	$27,941	$35	$27,976	$—	$48,812	$78	$48,890

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2013 and September 30, 2014.

There have been no other changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2013 to September 30, 2014.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
(Amounts in thousands)

	Quarter Ended September 30,
	2014		2013
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$2,527	$(1,211)	$627	$(87)
Total gains:
Included in earnings (2)	23	122	56	6
Purchases, issuances, sales and settlements:
Issuances	—	—	—	(32)
Settlements	(510)	91	(249)	—
Transfers into Level 3 (out of Level 2) (3)	56	—	33	—
Transfers out of Level 3 (into Level 2) (3)	(318)	197	—	—
Balance at end of period	$1,778	$(801)	$467	$(113)
Change in unrealized gains in earnings relating to assets and liabilities still held at end of period	$20	$121	$56	$6

	Nine Months Ended September 30,
	2014		2013
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$448	$(98)	$1,023	$(60)
Total gains (losses):
Included in earnings (2)	188	726	92	(2)
Purchases, issuances, sales and settlements:
Issuances	—	—	—	(51)
Settlements	(1,063)	(232)	(688)	—
Transfers into Level 3 (out of Level 2) (3)	2,635	(1,394)	475	—
Transfers out of Level 3 (into Level 2) (3)	(430)	197	(435)	—
Balance at end of period	$1,778	$(801)	$467	$(113)
Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of period	$117	$949	$17	$(3)

(1)	Fair value is presented prior to giving effect to netting adjustments.

(2)	Amounts disclosed in this line are included in the Consolidated Statements of Income as capital markets products income for derivatives.

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
(Amounts in thousands)

	September 30, 2014	December 31, 2013
Aggregate fair value	$18,402	$17,619
Difference (1)	49	238
Aggregate unpaid principal balance	$18,451	$17,857

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of September 30, 2014, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the nine months ended September 30, 2014 were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the third quarter 2014 and 2013, and still held at September 30, 2014 and 2013, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Net Losses
	September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Collateral-dependent impaired loans (1)	$36,048	$59,114	$12,708	$6,824
Covered assets - OREO (2) (3)	868	4,324	63	429
OREO (2)	11,704	25,549	4,750	12,328
Total	$48,620	$88,987	$17,521	$19,581

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

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2013 to September 30, 2014.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at September 30, 2014		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$1,005		Discounted cash flow	Loss factors	6.8% to 15.9%	15.9%
Risk participation agreements	$(29)	(1)	Discounted cash flow	Loss factors	0.9% to 15.9%	11.6%
Collateral-dependent impaired loans	$36,048		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-1.2% to -30.8%	-22.4%	(2)
OREO	$11,704		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-0.1% to -100.0%	-24.1%	(2)

(1)	Represents fair value of underlying swap.

(2)	Weighted average is calculated based on assets with a property specific adjustment.

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

Other loans held-for-sale - Loans held-for-sale at September 30, 2014 are $39.3 million of loans held-for-sale in connection with the pending sale of the Company's Norcross, Georgia branch office. These loans held-for-sale are recorded at the lower of cost or fair value. Fair value estimates are based on the actual agreed upon price in the agreement.

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

Deposits held-for-sale – Deposits held-for-sale are recorded at the lower of cost or fair value. Amounts held at September 30, 2014 are deposits held-for-sale in connection with the pending sale of the Company's branch office located in Norcross, Georgia. Fair value estimates are based on the actual agreed upon price and premium in the agreement.

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

Financial Instruments
(Amounts in thousands)

	As of September 30, 2014
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$181,248	$181,248	$181,248	$—	$—
Federal funds sold and interest-bearing deposits in banks	416,071	416,071	—	416,071	—
Loans held-for-sale	57,748	57,748	—	57,748	—
Securities available-for-sale	1,541,754	1,541,754	168,352	1,373,402	—
Securities held-to-maturity	1,072,002	1,063,450	—	1,063,450	—
FHLB stock	28,666	28,666	—	28,666	—
Loans, net of allowance for loan losses and unearned fees	11,397,452	11,384,374	—	—	11,384,374
Covered assets, net of allowance for covered loan losses	60,997	65,670	—	—	65,670
Accrued interest receivable	39,701	39,701	—	—	39,701
Investment in BOLI	54,849	54,849	—	—	54,849
Derivative assets	34,896	34,896	—	33,884	1,012
Financial Liabilities:
Deposits	$12,849,204	$12,854,519	$—	$10,145,156	$2,709,363
Deposits held-for-sale	128,508	123,625	—	123,625	—
Short-term and other borrowings	6,563	5,607	—	3,041	2,566
Long-term debt	656,793	645,934	282,136	288,152	75,646
Accrued interest payable	6,987	6,987	—	—	6,987
Derivative liabilities	27,976	27,976	—	27,941	35

Financial Instruments (Continued) (Amounts in thousands)

	As of December 31, 2013
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$133,518	$133,518	$133,518	$—	$—
Federal funds sold and interest-bearing deposits in banks	306,544	306,544	—	306,544	—
Loans held-for-sale	26,816	26,816	—	26,816	—
Securities available-for-sale	1,602,476	1,602,476	142,575	1,459,901	—
Securities held-to-maturity	921,436	896,908	—	896,908	—
FHLB stock	30,005	30,005	—	30,005	—
Loans, net of allowance for loan losses and unearned fees	10,500,912	10,484,250	—	—	10,484,250
Covered assets, net of allowance for covered loan losses	96,235	113,593	—	—	113,593
Accrued interest receivable	37,004	37,004	—	—	37,004
Investment in BOLI	53,865	53,865	—	—	53,865
Derivative assets	48,422	48,422	—	47,994	428
Financial Liabilities:
Deposits	$12,013,641	$12,024,079	$—	$9,443,094	$2,580,985
Short-term borrowings	8,400	8,513	—	2,060	6,453
Long-term debt	627,793	598,260	267,360	256,825	74,075
Accrued interest payable	6,326	6,326	—	—	6,326
Derivative liabilities	48,890	48,890	—	48,812	78

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

Operating Segments Performance
(Amounts in thousands)

	Quarter Ended September 30,
	Banking		Asset Management		Holding Company and Other Adjustments		Consolidated
	2014	2013	2014	2013	2014	2013	2014	2013
Net interest income (loss)	$123,208	$112,197	$781	$819	$(7,231)	$(7,181)	$116,758	$105,835
Provision for loan and covered loan losses	3,890	8,120	—	—	—	—	3,890	8,120
Non-interest income	26,414	23,187	4,240	4,570	15	16	30,669	27,773
Non-interest expense	71,194	63,784	4,108	4,300	2,534	3,185	77,836	71,269
Income (loss) before taxes	74,538	63,480	913	1,089	(9,750)	(10,350)	65,701	54,219
Income tax provision (benefit)	28,432	24,556	359	430	(3,617)	(3,825)	25,174	21,161
Net income (loss)	$46,106	$38,924	$554	$659	$(6,133)	$(6,525)	$40,527	$33,058

	Nine Months Ended September 30,
	Banking		Asset Management		Holding Company and Other Adjustments		Consolidated
	2014	2013	2014	2013	2014	2013	2014	2013
Net interest income (loss)	$357,115	$331,687	$2,555	$2,423	$(21,809)	$(21,503)	$337,861	$312,607
Provision for loan and covered loan losses	7,924	27,320	—	—	—	—	7,924	27,320
Non-interest income	74,090	73,243	13,029	13,764	45	243	87,164	87,250
Non-interest expense	208,374	204,124	12,516	13,340	8,161	10,023	229,051	227,487
Income (loss) before taxes	214,907	173,486	3,068	2,847	(29,925)	(31,283)	188,050	145,050
Income tax provision (benefit)	82,415	66,787	1,208	1,123	(11,429)	(12,103)	72,194	55,807
Net income (loss)	$132,492	$106,699	$1,860	$1,724	$(18,496)	$(19,180)	$115,856	$89,243

	Banking		Holding Company and Other Adjustments(1)		Consolidated
Selected Balances	9/30/2014	12/31/2013	9/30/2014	12/31/2013	9/30/2014	12/31/2013
Assets	$13,469,613	$12,465,063	$1,720,855	$1,620,683	$15,190,468	$14,085,746
Total loans	11,547,587	10,644,021	—	—	11,547,587	10,644,021
Deposits, excluding deposits held-for-sale	12,938,339	12,069,583	(89,135)	(55,942)	12,849,204	12,013,641

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

18. VARIABLE INTEREST ENTITIES

At September 30, 2014 and December 31, 2013, the Company had no variable interest entity ("VIE") consolidated in its financial statements. The table below highlights our interests in VIEs that are not consolidated in our financial statements.

Nonconsolidated VIEs
(Amounts in thousands)

	September 30, 2014		December 31, 2013
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances	$244,793	$—	$244,793	$—
Community reinvestment investments	8,556	10,481	7,889	9,813
TDR loans to commercial clients (1)	45,982	59,109	43,481	48,975
Total	$299,331	$69,590	$296,163	$58,788

(1)	Excludes personal loans and loans to non-for-profit entities.

Trust preferred capital securities issuances – As discussed in Note 10, we sponsor and wholly own 100% of the common equity of four trusts that were formed for the purpose of issuing trust preferred securities to third-party investors and investing the proceeds from the sale of the trust preferred securities solely in debentures issued by the Company. The trusts’ only assets are the principal balance of the Debentures and the related interest receivable, which are included within long-term debt in our Consolidated Statements of Financial Condition. The Company is not the primary beneficiary of the trusts and accordingly, the trusts are not consolidated in our financial statements.

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

A portion of our community reinvestment investments are investments in limited liability entities that invest in affordable housing projects that qualify for low-income housing tax credits. These investments entitle the Company to tax credits through 2030. As described in Note 2, "Recently Adopted Accounting Pronouncements," as of January 1, 2014, the Company adopted new guidance that permits the Company to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Prior to adoption of this guidance, the Company accounted for all of its investments in qualified affordable housing projects using the effective yield method. As permitted under the new guidance, the Company has elected to continue accounting for preexisting tax credit investments using the effective yield method. Any new investments in qualified affordable housing projects entered into on or after January 1, 2014 that meet certain conditions will be accounted for using the proportional amortization method. Since adoption, during third quarter 2014, the Company entered into one new investment in qualified affordable housing projects that will be accounted for using the proportional amortization method.

The carrying value of the Company’s tax credit investments totaled $4.2 million and $3.0 million as of September 30, 2014 and December 31, 2013, respectively. The Company recognizes tax credits related to these investments, tax benefits from the operating losses generated by these investments, and amortization of the principal investment balances, all of which were immaterial during each of the nine months ended September 30, 2014 and 2013. Commitments to provide future capital contributions totaling $3.3 million as of September 30, 2014, are expected to be paid through 2022. These investments are reviewed periodically for impairment. No impairment losses have been recorded for the nine months ended September 30, 2014 and 2013 resulting from the forfeiture or ineligibility of tax credits.

Troubled debt restructured loans – For certain troubled commercial loans, we restructure the terms of the borrower’s debt in an effort to increase the probability of collecting amounts contractually due. Following a TDR, the borrower entity typically meets the definition of a VIE, and economic events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As we do not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, we are not considered the primary beneficiary even in situations where, based on the size of the financing provided, we are exposed to potentially significant benefits and losses of the borrowing entity. We have no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt. Our interests in the troubled commercial borrowers include outstanding loans and related derivative assets. Our maximum exposure to loss is limited to these interests plus any additional future funding commitments.

19. SUBSEQUENT EVENTS

Trust Preferred Securities and Long-term Debt Redemption - October 2014

On October 8, 2014, Capital Trust IV redeemed $75.0 million of the $143.8 million issued and outstanding 10.00% Trust Preferred Securities. The redemption price was the liquidation amount of $25 per trust preferred security, together with accrued and unpaid interest to the redemption date, which totaled approximately $479,000 in the aggregate.

The redemption of the Trust Preferred Securities is a result of the redemption by PrivateBancorp of approximately $75.0 million of the outstanding 10.00% Junior Subordinated Debentures due June 2068 (the “Debentures”), all of which are held by Capital Trust IV. We used available cash to fund the redemption. The proceeds from the partial redemption of the Debentures were applied to redeem a proportionate amount of the Trust Preferred Securities and the Trust’s common securities, which totaled $75.0 million of Trust Preferred Securities and $5,225 of Trust common securities. In connection with the redemption, PrivateBancorp recorded approximately $2.4 million in interest expense, representing unamortized debt issuance costs associated with the proportionate amount of Debentures redeemed.

Branch Sale

On October 8, 2014, we announced that we entered into an agreement to sell our branch office located in Norcross, Georgia. The transaction includes the sale of certain deposits and loans made to retail and small business banking clients, which at September 30, 2014 totaled $128.5 million of deposits and $39.3 million of loans, each classified as held-for-sale. Subject to regulatory approval and certain other customary closing conditions, the transaction is expected to close before the end of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. ("PrivateBancorp," we or the "Company"), is a Delaware corporation and bank holding company headquartered in Chicago, Illinois. The PrivateBank and Trust Company (the "Bank" or the "PrivateBank"), our bank subsidiary, provides customized business and personal financial services to middle market companies and business owners, executives, entrepreneurs and families in all the markets and communities we serve. As of September 30, 2014, we had 34 offices located in ten states, primarily in the Midwest, with a majority of our business conducted in the greater Chicago market.

We deliver a full spectrum of commercial and personal banking products and services to our clients through our commercial banking, community banking and private wealth businesses. We offer clients a full range of lending, treasury management, capital markets and other banking products to meet their commercial needs, and residential mortgage banking, private banking and asset management services to meet their personal needs.

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013. Results of operations for the nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include:

•	continued uncertainty regarding U.S. and global economic outlook that may impact market conditions or affect demand for certain banking products and services;

•	unanticipated developments in pending or prospective loan transactions or greater than expected paydowns or payoffs of existing loans;

•	unanticipated changes in interest rates;

•	competitive pressures in the financial services industry that may affect the pricing of the Company’s loan and deposit products as well as its services;

•
unforeseen credit quality problems or changing economic conditions that could result in charge-offs greater than we have anticipated in our allowance for loan losses or changes in value of our investments;

•	lack of sufficient or cost-effective sources of liquidity or funding as and when needed;

•	loss of key personnel or an inability to recruit and retain appropriate talent;

•	greater than anticipated costs associated with compliance or regulatory burdens, or investments in technology or other infrastructure enhancements;

•	failures or disruptions to our data processing or other information or operational systems, including the potential impact of disruptions or breaches at our third party service providers;

•
difficulties in obtaining necessary regulatory approvals, failure to satisfy other closing conditions, or unforeseen difficulties related to the completion of the data processing conversion, and of which could delay or prevent the sale of the Norcross, Georgia branch office; or

•
changes in the amounts of deposits or loans to be sold at closing or greater than anticipated costs associated with the sale of the Norcross, Georgia branch office, any of which could affect the amount of the gain on sale of the branch.

These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Readers should also consider the risks, assumptions and uncertainties set forth in the "Risk Factors" section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-Q, as well as those set forth in our subsequent periodic and current reports filed with the SEC. Forward-looking statements speak only as of the date they are made and we assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

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

USE OF NON-U.S. GAAP FINANCIAL MEASURES

This report contains both U.S. GAAP and non-U.S. GAAP financial measures. These non-U.S. GAAP financial measures include (i) net interest income, net interest margin, net revenue, operating profit, and efficiency ratio which are presented on a fully taxable-equivalent basis and (ii) return on average tangible common equity, Tier 1 common equity to risk-weighted assets, tangible common equity to risk-weighted assets, tangible common equity to tangible assets, and tangible book value. We believe that presenting these non-U.S. GAAP financial measures provides information useful to investors in understanding our underlying operational performance, business and performance trends, and facilitates comparisons with the performance of other similar companies in the banking industry. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measure, as well as a reconciliation to the comparable U.S. GAAP financial measure, can be found in Table 29. These disclosures should not be viewed as a substitute for operating results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-U.S. GAAP performance measures that may be presented by other companies.

THIRD QUARTER 2014 OVERVIEW

For the quarter ended September 30, 2014, we reported net income available to common stockholders of $40.5 million, an increase of $7.5 million, or 23%, compared to $33.1 million for third quarter 2013, and consistent compared to $40.8 million for second quarter 2014. Diluted earnings per share was $0.51, an increase of 21% compared to $0.42 per diluted share in the third quarter 2013, and consistent compared to $0.52 per share in the previous quarter. For the nine months ended September 30, 2014, net income available to common stockholders increased 30% to $115.9 million from $89.2 million for the same period last year. Diluted earnings per share was $1.47, a 29% increase compared to $1.14 per diluted share in the same period last year. For the quarter ended September 30, 2014, our annualized return on average assets grew to 1.09% and our annualized return on average common equity grew to 11.27%, both meaningful improvements from the year ago quarter when these performance ratios were 0.96% and 10.43%, respectively. Our efficiency ratio improved to 52.5% for the quarter ended September 30, 2014, compared to 53.0% in the third quarter 2013.

Compared to the third quarter 2013, the increase in earnings for the current quarter was mainly attributable to an increase in net interest income as a result of significant loan growth over the past four quarters, as well as reduced credit-related costs, including lower provision for loan losses. These same factors contributed to an increase in operating profit of $7.2 million to $70.4 million for third quarter 2014 compared to $63.2 million for third quarter 2013. Net revenue was $148.2 million, up $13.8 million from the third quarter 2013, as loan growth and lower funding costs offset the impact of declining loan yields. Net interest income for third quarter 2014 increased $10.9 million compared to the third quarter 2013, driven by higher interest income on $1.1 billion growth in average interest-earning assets compared to the prior year quarter and reduced cost of funds. Net interest margin increased 5 basis point to 3.23% for third quarter 2014 compared to 3.18% for the year ago quarter and was aided by a one-time loan fee of $900,000 in third quarter 2014 and the prepayment of $120.0 million subordinated debt in fourth quarter 2013. Non-interest income for the current quarter increased $2.9 million to $30.7 million compared to the third quarter 2013 primarily due to a 58% increase in loan syndication fees, along with an increase in treasury management revenue offset by a decline in capital markets income. Non-interest expenses increased from the prior year quarter, primarily driven by an increase in incentive compensation accruals tied to improved performance, offset by meaningful declines in various credit-related costs consistent with a reduced level of other real estate owned ("OREO") and problem loans.

Credit quality metrics as of September 30, 2014 continue to improve from levels at year end 2013, with a 26% decline in nonperforming assets largely attributable to payoffs and paydowns of nonperforming loans and sales of OREO and nonperforming loans. At September 30, 2014, other real estate owned was $17.3 million, a reduction of $11.3 million from December 31, 2013. Nonperforming assets to total assets were 0.60% at September 30, 2014, compared to 0.87% at December 31, 2013. Nonperforming loans to total loans were 0.64% at September 30, 2014, compared to 0.89% at December 31, 2013. At September 30, 2014, our allowance for loan losses as a percentage of total loans was 1.30%, compared to 1.34% at December 31, 2013. Net charge-offs totaled $88,000 in third quarter 2014 as compared to $10.5 million in the third quarter 2013, while the provision for loan losses declined by $4.1 million to $3.7 million in the third quarter 2014, compared to $7.8 million for third quarter 2013.

Total loans grew 8% to $11.5 billion at September 30, 2014, from $10.6 billion at year end 2013, primarily driven by commercial and industrial loans to new clients. Total commercial and industrial loans comprised 68% of total loans at September 30, 2014, compared to 67% at both year end 2013 and at September 30, 2013.

Total deposits at September 30, 2014 increased 7% to $12.8 billion from year end 2013 primarily driven by increases in money market accounts. Money market accounts comprised 39% of total deposits at September 30, 2014. Given the commercial focus of our core business strategy, a majority of our deposit base is interest-bearing deposits comprised of corporate accounts, which are typically larger than retail accounts, and are heavily influenced by the cash positions of our commercial middle market clients, which will fluctuate based on their business needs.

Branch Sale

On October 8, 2014, we announced that we entered into an agreement to sell our branch office located in Norcross, Georgia. The transaction includes the sale of certain deposits and loans made to retail and small business banking clients, which at September 30, 2014 totaled $128.5 million of deposits and $39.3 million of loans each classified as held-for-sale. The sale will not impact clients associated with our commercial middle market business development office in downtown Atlanta, Georgia. We expect to recognize an estimated gain on sale of approximately $0.03 to $0.04 per share upon the closing of the transaction, which is expected before the end of 2014, subject to regulatory approval and certain other customary closing conditions.

Trust Preferred Securities and Long-term Debt Redemption - October 2014

On October 8, 2014, Capital Trust IV ("Trust IV") redeemed $75.0 million of the $143.8 million issued and outstanding 10% Trust Preferred Securities. The redemption price was the liquidation amount of $25 per trust preferred security, together with accrued and unpaid interest to the redemption date, which totaled approximately $479,000 in the aggregate.

The redemption of the Trust Preferred Securities is a result of the redemption by the Company of approximately $75.0 million of the outstanding 10% Junior Subordinated Debentures due June 2068 (the “10% Debentures”), all of which are held by Trust IV. We used available cash to fund the redemption. The proceeds from the partial redemption of the 10% Debentures were applied to redeem a proportionate amount of the Trust Preferred Securities and Trust's common securities, which totaled $75.0 million of Trust Preferred Securities and $5,225 of Trust common stock. In connection with the redemption, we recorded approximately $2.4 million in interest expense, representing unamortized debt issuance costs associated with the proportionate amount of 10% Debentures redeemed. Going forward, this redemption is estimated to eliminate approximately $1.9 million of pre-tax interest expense per quarter based on our funding costs for the third quarter 2014. While we have no current plans to redeem the remaining $68.8 million of the 10% Debentures, the timing and approach of any future redemption is subject to market conditions and other factors.

At September 30, 2014, the Company's total risk-based capital ratio and Tier 1 risk-based capital ratio was 13.18% and 11.12%, respectively. On a proforma basis, after giving effect for the redemption of the 10% Debentures, the Company's total risk-based capital ratio and Tier 1 risk-based capital ratio would have been 12.64% and 10.58%, respectively, at September 30, 2014.

Please refer to the remaining sections of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for greater discussion of the various components of our 2014 performance, statement of financial condition and liquidity.

The following table presents selected quarterly financial data highlighting operating performance trends over the past year.

Table 1
Consolidated Financial Highlights
(Dollars in thousands, except per share data)

	As of and for the Quarter Ended
	2014			2013
	September 30	June 30	March 31	December 31	September 30
Selected Operating Statistics
Net income	$40,527	$40,824	$34,505	$33,706	$33,058
Effective tax rate	38.3%	38.9%	37.9%	38.6%	39.0%
Net interest income	$116,758	$112,351	$108,752	$108,456	$105,835
Fee revenue (1)	30,666	30,063	25,905	26,641	27,655
Net revenue (2)	148,238	143,354	135,788	136,036	134,426
Operating profit (2)	70,402	67,889	60,038	60,209	63,157
Provision for loan losses (3)	3,732	2,011	3,449	4,910	7,797
Per Share Data
Basic earnings per share	$0.52	$0.52	$0.44	$0.43	$0.42
Diluted earnings per share	0.51	0.52	0.44	0.43	0.42
Tangible book value at period end (2)(4)	$17.08	$16.61	$15.90	$15.43	$15.05
Dividend payout ratio	1.92%	1.92%	2.27%	2.33%	2.38%
Performance Ratios
Return on average common equity	11.27%	11.88%	10.48%	10.28%	10.43%
Return on average assets	1.09%	1.14%	1.00%	0.96%	0.96%
Return on average tangible common equity (2)	12.27%	12.97%	11.50%	11.33%	11.55%
Net interest margin (2)	3.23%	3.21%	3.23%	3.18%	3.18%
Efficiency ratio (2)(5)	52.51%	52.64%	55.79%	55.74%	53.02%
Credit Quality (3)
Total nonperforming loans to total loans	0.64%	0.69%	0.86%	0.89%	1.09%
Total nonperforming assets to total assets	0.60%	0.66%	0.82%	0.87%	1.07%
Allowance for loan losses to total loans	1.30%	1.32%	1.34%	1.34%	1.40%
Balance Sheet Highlights
Total assets	$15,190,468	$14,602,404	$14,304,782	$14,085,746	$13,869,140
Average interest-earning assets	14,283,920	13,936,754	13,564,530	13,472,632	13,154,557
Loans (3)	11,547,587	11,136,942	10,924,985	10,644,021	10,409,443
Allowance for loan losses (3)	(150,135)	(146,491)	(146,768)	(143,109)	(145,513)
Deposits, excluding deposits held-for-sale	12,849,204	12,236,201	11,886,161	12,013,641	11,832,556
Noninterest-bearing deposits	$3,342,862	$3,387,424	$3,103,736	$3,172,676	$3,106,986
Loans to deposits (3)	89.87%	91.02%	91.91%	88.60%	87.97%

	As of
	2014			2013
	September 30	June 30	March 31	December 31	September 30
Capital Ratios
Total risk-based capital	13.18%	13.41%	13.39%	13.30%	13.48%
Tier 1 risk-based capital	11.12%	11.24%	11.19%	11.08%	11.05%
Tier 1 leverage ratio	10.70%	10.63%	10.60%	10.37%	10.32%
Tier 1 common equity to risk-weighted assets (2)(6)	9.38%	9.42%	9.33%	9.19%	9.11%
Tangible common equity to tangible assets (2)(7)	8.84%	8.94%	8.74%	8.57%	8.49%

(1)	Computed as total non-interest income less net securities gains (losses).

(2)	This is a non-U.S. GAAP financial measure. Refer to Table 29 for a reconciliation of non-U.S. GAAP to U.S. GAAP measures.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

(6)
For purposes of our presentation, we calculate this ratio under currently effective requirements and without giving effect to the final Basel III capital rules adopted and issued by the Federal Reserve Board in July 2013, which are effective January 1, 2014 with compliance required no later than January 1, 2015.

(7)
Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Company's revenue. Net interest income is the difference between interest income and fees earned on interest-earning assets, such as loans and investments, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is affected by the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities; the volume and value of noninterest-bearing sources of funds, such as noninterest-bearing deposits and equity; the use of derivative instruments to manage interest rate risk; the sensitivity of the balance sheet to fluctuations in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and loan repayment behavior; and asset quality.

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

Quarter ended September 30, 2014 compared to quarter ended September 30, 2013

Table 2 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 2014 and 2013. The table also presents the trend in net interest margin on a quarterly basis for 2014 and 2013, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, Table 2 details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume and rate changes.

Table 2
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Quarter Ended September 30,						Attribution of Change in Net Interest Income (1)
	2014			2013
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$230,829	$142	0.24%	$178,213	$111	0.24%	$32	$(1)	$31
Securities:
Taxable	2,272,066	13,370	2.35%	2,264,991	12,931	2.28%	40	399	439
Tax-exempt (3)	291,172	2,340	3.22%	254,662	2,380	3.74%	317	(357)	(40)
Total securities	2,563,238	15,710	2.45%	2,519,653	15,311	2.43%	357	42	399
FHLB stock	28,666	48	0.65%	34,063	61	0.71%	(9)	(4)	(13)
Loans, excluding covered assets:
Commercial	7,751,264	85,516	4.32%	6,834,597	75,429	4.32%	10,113	(26)	10,087
Commercial real estate	2,556,825	23,447	3.59%	2,503,758	23,467	3.67%	492	(512)	(20)
Construction	380,876	3,856	3.96%	224,671	2,304	4.01%	1,581	(29)	1,552
Residential	362,297	3,240	3.58%	362,708	3,473	3.83%	(4)	(229)	(233)
Personal and home equity	340,163	2,520	2.94%	362,293	2,938	3.22%	(173)	(245)	(418)
Total loans, excluding covered assets(4)	11,391,425	118,579	4.08%	10,288,027	107,611	4.10%	12,009	(1,041)	10,968
Covered assets (5)	69,762	632	3.56%	134,601	1,301	3.80%	(592)	(77)	(669)
Total interest-earning assets (3)	14,283,920	$135,111	3.72%	13,154,557	$124,395	3.71%	$11,797	$(1,081)	$10,716
Cash and due from banks	153,849			149,953
Allowance for loan and covered loan losses	(156,632)			(177,274)
Other assets	465,897			525,426
Total assets	$14,747,034			$13,652,662
Liabilities and Equity (6):
Interest-bearing demand deposits	$1,191,688	$918	0.31%	$1,360,664	$1,032	0.30%	$(130)	$16	$(114)
Savings deposits	286,807	215	0.30%	251,299	148	0.23%	23	44	67
Money market accounts	4,934,436	3,958	0.32%	4,369,938	3,747	0.34%	463	(252)	211
Time and brokered time deposits	2,706,474	5,723	0.84%	2,747,502	5,014	0.72%	(279)	988	709
Total interest-bearing deposits	9,119,405	10,814	0.47%	8,729,403	9,941	0.45%	77	796	873
Short-term and secured borrowings	66,439	158	0.93%	118,995	161	0.53%	(91)	88	(3)
Long-term debt	630,706	6,570	4.16%	499,793	7,640	6.08%	1,714	(2,784)	(1,070)
Total interest-bearing liabilities	9,816,550	17,542	0.71%	9,348,191	17,742	0.75%	1,700	(1,900)	(200)
Noninterest-bearing demand deposits	3,381,787			2,899,125
Other liabilities	122,424			147,805
Equity	1,426,273			1,257,541
Total liabilities and equity	$14,747,034			$13,652,662
Net interest spread (3)(6)			3.01%			2.96%
Contribution of noninterest-bearing sources of funds			0.22%			0.22%
Net interest income/margin (3)(6)		117,569	3.23%		106,653	3.18%	$10,097	$819	$10,916
Less: tax equivalent adjustment		811			818
Net interest income, as reported		$116,758			$105,835
(footnotes on following page)

Table 2 Net Interest Income and Margin Analysis (Continued) (Dollars in thousands)

	Quarterly Net Interest Margin Trend
	2014			2013
	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	3.72%	3.69%	3.72%	3.69%	3.71%	3.77%	3.75%
Cost of interest-bearing liabilities (6)	0.71%	0.69%	0.70%	0.73%	0.75%	0.78%	0.80%
Net interest spread (3)(6)	3.01%	3.00%	3.02%	2.96%	2.96%	2.99%	2.95%
Contribution of noninterest-bearing sources of funds	0.22%	0.21%	0.21%	0.22%	0.22%	0.23%	0.24%
Net interest margin (3)(6)	3.23%	3.21%	3.23%	3.18%	3.18%	3.22%	3.19%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $7.7 million and $5.9 million in net loan fees for the quarters ended September 30, 2014 and 2013, respectively.

(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(4)
Includes loans held-for-sale and nonaccrual loans. Average loans on a nonaccrual basis for the recognition of interest income totaled $76.9 million and $118.8 million for the quarters ended September 30, 2014 and 2013, respectively. Interest foregone on impaired loans was estimated to be approximately $763,000 and $1.2 million for the quarters ended September 30, 2014 and 2013, respectively, calculated based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation ("FDIC")-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

(6)	Includes deposits held-for-sale.

Net interest income on a tax-equivalent basis increased $10.9 million, or 10%, to $117.6 million for third quarter 2014, compared to $106.7 million for the third quarter 2013. Interest income for the third quarter 2014 increased $10.7 million compared to the same period a year ago primarily due to $1.1 billion in higher average loan balances, despite a decline in loan yields. The increase in net interest income also benefited from a $200,000 decrease in interest expense driven primarily by a $1.1 million reduction in interest costs on long-term debt attributable in part to the retirement of $120 million of subordinated debt in fourth quarter 2013, offset by $873,000 in higher deposit costs primarily due to the replacement of maturing brokered time deposits with those of longer maturities.

Average interest-earning assets grew $1.1 billion from the prior year period primarily driven by a $916.7 million increase in average commercial loan balances. Average interest-bearing deposits grew $390.0 million from the prior year period reflecting an increase in average money market and savings deposits, offset by decreases in average interest-bearing demand and time and brokered time deposits. In the third quarter 2014, average short-term debt declined $52.6 million while average long-term debt increased $130.9 million, primarily as a result of FHLB short-term advances shifting to long-term advances in the current period. Average long-term FHLB advances increased $250.9 million in third quarter 2014 compared to the prior year period. In addition, the average long-term debt in the current quarter reflected a prepayment of subordinated debt in the fourth quarter 2013.

Net interest margin was 3.23% for the third quarter 2014, up 5 basis points from 3.18% for third quarter 2013 as the improvements in cost of funds and yields on our investment securities portfolio more than offset the decline in loan yields. Loan yields continue to be negatively impacted by decreases in LIBOR as well as downward pricing pressure on renewals in this competitive environment, however, loan yields have been aided in the current quarter by our hedging program, specialty lending activity, and non-recurring loan fees. Our commercial loan hedging program contributed 8 basis points in the quarter, compared to 6 basis points in third quarter 2013 to loan yields, and had an overall positive effect on net interest margin of 7 basis points in third quarter 2014 and 5 basis points in third quarter 2013. Approximately two-thirds of our loan portfolio is comprised of commercial loans, which include specialty lines such as healthcare and security alarm financing that can command pricing premiums due to elevated complexity, risk, and the industry expertise required. Non-recurring fee income of $900,000 contributed 3 basis points to the third quarter 2014 loan yields, compared to none in the prior year period. The 4 basis points reduction on cost of funds for the quarter was driven by reduced borrowing costs from the fourth quarter 2014 $120 million subordinated debt retirement, offset by a 2 basis point increase in deposit costs largely due to higher rates paid on longer duration brokered time deposits added during the third quarter 2014. Average noninterest-bearing deposits and average equity, our principal sources of noninterest-bearing funds, increased in total by $651.4 million from third quarter 2013, but the lower interest rate environment continues to reduce their value within the net interest margin.

In the continued low rate environment competition remains strong, which has influenced loan pricing. Future loan yields may be impacted quarter to quarter by fluctuations in loan fees and interest income recognized driven by among other things, recovery of interest on nonaccrual loans, acceleration of unamortized origination fees upon payoff or refinance, prepayment and other fees received on certain event driven actions in accordance with the loan agreement. We anticipate that loan yields may drift down 1 to 2 basis points each quarter until there is a meaningful increase in rates. Despite the highly competitive environment, we maintain a selective and disciplined approach to structure, pricing and overall returns as we selectively add and develop new client relationships. As discussed above, we continue to see some downward pressure on loan renewals, which remain very competitive, and has resulted in a compression on overall loan yields. We do not anticipate significant benefit to net interest margin in the near term from further downward repricing of deposits given the nature and composition of our deposit base, which is less retail and more commercial. We seek to continue to grow deposits while managing our overall funding costs.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Table 3
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Nine Months Ended September 30,						Attribution of Change in
	2014			2013			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$229,749	$423	0.24%	$231,406	$431	0.25%	$(3)	$(5)	$(8)
Securities:
Taxable	2,267,303	40,250	2.37%	2,174,168	38,272	2.35%	1,651	327	1,978
Tax-exempt (3)	275,257	6,845	3.32%	238,470	7,003	3.92%	997	(1,155)	(158)
Total securities	2,542,560	47,095	2.47%	2,412,638	45,275	2.50%	2,648	(828)	1,820
FHLB stock	29,190	140	0.63%	35,472	213	0.79%	(34)	(39)	(73)
Loans, excluding covered assets:
Commercial	7,476,056	245,097	4.32%	6,667,420	220,836	4.37%	26,532	(2,271)	24,261
Commercial real estate	2,505,395	67,588	3.56%	2,551,924	72,779	3.76%	(1,309)	(3,882)	(5,191)
Construction	358,370	10,545	3.88%	202,782	6,308	4.10%	4,595	(358)	4,237
Residential	353,999	9,819	3.70%	387,924	10,868	3.74%	(942)	(107)	(1,049)
Personal and home equity	352,512	8,020	3.04%	376,130	9,175	3.26%	(557)	(598)	(1,155)
Total loans, excluding covered assets (4)	11,046,332	341,069	4.07%	10,186,180	319,966	4.15%	28,319	(7,216)	21,103
Covered assets (5)	83,188	2,037	3.24%	148,129	3,140	2.81%	(1,534)	431	(1,103)
Total interest-earning assets (3)	13,931,019	$390,764	3.71%	13,013,825	$369,025	3.75%	$29,396	$(7,657)	$21,739
Cash and due from banks	149,605			145,633
Allowance for loan and covered loan losses	(162,056)			(182,425)
Other assets	478,740			583,003
Total assets	$14,397,308			$13,560,036
Liabilities and Equity (6):
Interest-bearing demand deposits	$1,227,924	$2,702	0.29%	$1,292,254	$3,181	0.33%	$(153)	$(326)	$(479)
Savings deposits	285,678	605	0.28%	257,428	439	0.23%	52	114	166
Money market accounts	4,848,405	11,629	0.32%	4,439,484	11,742	0.35%	1,032	(1,145)	(113)
Time and brokered time deposits	2,615,772	15,563	0.80%	2,641,163	15,099	0.76%	(711)	1,175	464
Total interest-bearing deposits	8,977,779	30,499	0.45%	8,630,329	30,461	0.47%	220	(182)	38
Short-term borrowings	51,782	495	1.26%	128,426	689	0.71%	(550)	356	(194)
Long-term debt	628,749	19,554	4.13%	499,793	22,861	6.06%	5,056	(8,363)	(3,307)
Total interest-bearing liabilities	9,658,310	50,548	0.70%	9,258,548	54,011	0.78%	4,726	(8,189)	(3,463)
Noninterest-bearing deposits	3,229,517			2,906,584
Other liabilities	129,059			149,690
Equity	1,380,422			1,245,214
Total liabilities and equity	$14,397,308			$13,560,036
Net interest spread (3)(6)			3.01%			2.97%
Contribution of noninterest-bearing sources of funds			0.21%			0.22%
Net interest income/margin (3)(6)		$340,216	3.22%		$315,014	3.19%	$24,670	$532	$25,202
Less: tax equivalent adjustment		2,355			2,407
Net interest income, as reported		$337,861			$312,607
(footnotes on following page)

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $20.4 million and $17.3 million in loan fees for the nine months ended September 30, 2014 and 2013, respectively.

(3)	Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%.

(4)
Includes loans held-for-sale and nonaccrual loans. Average loans on a nonaccrual basis totaled $85.6 million and $127.4 million for the nine months ended September 30, 2014 and 2013, respectively. Interest foregone on nonperforming loans was estimated to be approximately $2.5 million and $3.8 million for the nine months ended September 30, 2014 and 2013, respectively, based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

(6)	Includes deposits held-for-sale.

As shown in Table 3, net interest margin was 3.22% for the nine months ended September 30, 2014 and 3.19% for the nine months ended September 30, 2013. Tax-equivalent net interest income increased $25.2 million to $340.2 million for the nine months ended September 30, 2014 from $315.0 million for the prior year period. The year-over-year increase in net interest income was primarily attributable to the $990.1 million in growth in average loans and securities, offset by lower yields on loans and securities combined with less interest income earned on the covered asset portfolio primarily due to reduced loan balances. Also contributing to the increase in net interest margin is the reduction in cost of funds of $3.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Provision for loan losses

The provision for loan losses, excluding the provision for covered loans, totaled $3.7 million for the quarter ended September 30, 2014, down from $7.8 million for the same period in 2013. For the nine months ended September 30, 2014, the provision for loan losses declined by 65%, totaling $9.2 million compared to $26.3 million for the same period in 2013. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the allowance deemed adequate to cover inherent loan losses after net charge-offs have been deducted. The current quarter provision compared to the prior year quarter benefited from continuing portfolio improvement in overall credit metrics and a reduced requirement for specific reserves on a smaller population of impaired loans. Impaired loans were $95.6 million at September 30, 2014, down 34% from $145.6 million at September 30, 2013. In addition, the current quarter provision benefited from decreased net charge-offs. Net charge-offs for the quarter ended September 30, 2014 totaled $88,000 compared to net charge-offs of $10.5 million for the same period in 2013. For the nine months ended September 30, 2014, net charge-offs declined 95%, totaling $2.2 million compared to $42.2 million for the same period in 2013. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see "Critical Accounting Policies" and "Credit Quality Management and Allowance for Loan Losses."

Provision for covered loan losses

For the quarter ended September 30, 2014, we recorded a provision in the allowance for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement of $157,000 compared to $323,000 for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, the release of provision for covered loan losses was $1.3 million, compared to a provision of $1.1 million of our allowance for covered loan losses for the prior year period. The release for the nine months ended September 30, 2014 was primarily attributable to $1.7 million of covered loan recoveries in the second quarter 2014 which is not anticipated to be recurring. The provision for covered loan losses represents the 20% portion of expected losses on covered loans that would not be subject to reimbursement by the FDIC. For further information regarding the FDIC-assisted transaction, see "Covered Assets."

Non-interest Income

Non-interest income is derived from a number of sources related to our banking activities, including mortgage banking income, fees from our Asset Management business, the sale of derivative products to clients through our capital markets group, treasury management fees, loan and credit-related fees and loan syndication fees. The following table presents a break-out of these multiple sources of revenue.

Table 4
Non-interest Income Analysis
(Dollars in thousands)

	Quarter Ended September 30,				Nine Months Ended September 30,
	2014	2013		% Change	2014	2013		% Change
Asset management income:
Managed fee income	$3,812	$4,173		-9	$11,674	$12,478		-6
Custodian fee income	428	397		8	1,353	1,286		5
Total asset management income	4,240	4,570	(1)	-7	13,027	13,764	(1)	-5
Mortgage banking	2,904	2,946		-1	7,162	10,314		-31
Capital markets products	3,253	3,921		-17	12,342	15,008		-18
Treasury management	6,935	6,214		12	20,210	18,347		10
Loan, letter of credit and commitment fees	4,970	4,384		13	14,410	12,743		13
Syndication fees	6,818	4,322		58	15,571	11,294		38
Deposit service charges and fees and other income	1,546	1,298		19	3,912	4,885		-20
Subtotal fee revenue	30,666	27,655		11	86,634	86,355		*
Net securities gains	3	118		-97	530	895		-41
Total non-interest income	$30,669	$27,773		10	$87,164	$87,250		*

(1)
Includes $777,000 and $2.2 million for the quarter and nine months ended September 30, 2013, respectively, from Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm and previously a wholly-owned subsidiary of the Company, which was sold on December 31, 2013.

*	Less than 1%

Third quarter 2014 compared to third quarter 2013

Non-interest income for third quarter 2014 totaled $30.7 million, increasing $2.9 million, or 10% compared to $27.8 million for the third quarter 2013, with increases in syndication fees, treasury management, loan, letter of credit and commitment fees and deposit service charges and fees and other income contributing to the current quarter growth. These increases were partially offset by lower capital markets and asset management income. While non-interest income grew for the current quarter, certain revenue sources are transactional in nature, such as mortgage banking, capital markets and syndications fees, and accordingly, tend to fluctuate, creating unevenness period to period.

Asset management fee revenue declined $330,000, or 7%, from third quarter 2013. The impact of the sale of Lodestar in fourth quarter 2013 was partially offset by an increase in quarterly fees driven by the increase in assets under management and administration ("AUMA"). The following table presents the composition of AUMA, as of the dates shown.

	As of				% Change
	9/30/2014	12/31/2013	9/30/2013		9/30-12/31	9/30-9/30
AUMA:
Managed assets	$3,392,984	$3,225,689	$3,143,521		5	8
Custody assets	3,085,861	2,506,291	2,427,093		23	27
Total AUMA	$6,478,845	$5,731,980	$5,570,614	(1)	13	16

(1)	Includes $572.4 million of assets from Lodestar, of which $284.8 million at September 30, 2014 was retained subsequent to the sale, primarily in custody assets.

AUMA grew to $6.5 billion during the quarter compared to $5.7 billion at December 31, 2013 and $5.6 billion at September 30, 2013 with growth occurring largely in custody assets. Growth for both comparative periods is primarily attributable to continued client acquisition and efforts at cross-selling asset management services to new clients, partially offset by the impact of the performance of the overall stock market on asset valuations. The pricing on asset management accounts varies depending on the type of services provided. Managed fee income includes fees earned on investment management, personal trust and estate administration, and retirement plan and brokerage services. Custodial fee income includes fees earned on "qualified custodian," escrow accounts, and standard custody, all of which have significantly lower fees recognized than on managed assets. Fees earned on "qualified custodian" and escrow assets are typically a flat fee structure while standard custody and managed assets are generally based on the market value of the assets on the last day of the prior quarter or month and therefore subject to market volatility.

Revenue from our mortgage banking business, which includes gains on loans sold and certain mortgage related loan fees remained stable in third quarter 2014 compared to third quarter 2013, due to a lower volume of loans sold, offset by improved margins for the current quarter period compared to the prior quarter period. We sold $104.5 million of mortgage loans in the secondary market, generating gains of $2.3 million, in third quarter 2014 compared to $137.8 million of mortgage loans sold, generating gains of $2.5 million, in the prior year period. Purchase activity increased during third quarter 2014, while refinancing activity declined compared to the third quarter 2013. Application volumes are expected to benefit fourth quarter 2014 fee revenue as there has been a rise in application volume on a sequential quarter basis due to the recent decline in interest rates.

Capital markets products income declined $668,000 from third quarter 2013 to $3.3 million for third quarter 2014 and included a positive $486,000 CVA in the current quarter compared to a negative CVA of $521,000 for the third quarter 2013. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income declined $1.7 million, or 38%, compared to third quarter 2013. The decrease was attributable to a shift in product mix by clients into transactions with lower margins and a lower level of swap activity compared to the prior year quarter. Our capital markets business opportunities are sensitive to our clients' outlook on short-term interest rates.

Treasury management income increased $721,000, or 12%, from third quarter 2013. Revenue growth for these services is driven by the acquisition of new middle-market lending clients as an expansion to their credit relationship with the Bank, and influenced by the nature of the client's business, though often subject to a three-to-six month lag of implementation. The increase reflects ongoing success in cross-selling treasury management services to new commercial clients as we continue to build client relationships. At September 30, 2014, approximately 75% of our commercial clients also have a treasury management relationship with us. Similar to loan originations, we continue to experience increased competition with treasury management services.

Loan, letter of credit, and commitment fees increased $586,000, or 13%, from third quarter 2013, primarily due to a $409,000, or 20%, increase in standby letter of credit fees and an $85,000, or 4%, increase in unused commitment fees. The majority of our unused commitment fees related to revolving facilities which at September 30, 2014 totaled $8.2 billion, of which $4.2 billion were unused. In comparison, at September 30, 2013, commitments related to revolving facilities totaled $7.3 billion, of which $4.0 billion were unused. The change from the prior year period reflects new client relationships since third quarter 2013.

Syndication fees increased $2.5 million, or 58%, to $6.8 million from third quarter 2013, reaching its highest revenue in an individual quarter. During the third quarter 2014, we participated in 31 led or co-led syndicated loan transactions, 12 of which were new during the quarter, retaining $415.7 million in commitments and resulting in $6.8 million of syndication fee revenue. The prior year period included 16 led or co-led syndicated loan transactions, retaining $323.1 million in commitments and resulting in $4.3 million of syndication fee revenue. Syndication fees tend to fluctuate period to period depending on market conditions, loan origination trends, and portfolio management decisions.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Non-interest income for the nine months ended September 30, 2014 totaled $87.2 million, comparable to $87.3 million in the nine months ended September 30, 2013. Excluding net securities gains, non-interest income of $86.6 million for the nine months ended September 30, 2014 was comparable to the prior year period.

Asset management fee revenue declined 5% to $13.0 million for the nine months ended September 30, 2014 compared to the previous year like period. Growth in AUMA, improved market performance, new client relationships (which helped increase managed assets), and an increase in core custodial assets partially offset the absence of fees from Lodestar in the current year period as a result of the sale of Lodestar at year end 2013 (see AUMA table above).

Revenue from our mortgage banking business declined 31% to $7.2 million in the current year to date period, compared to $10.3 million in the previous year period. The decrease resulted from the lower volume of loans sold partially offset by improved margins for the current year to date period compared to the prior year period. We sold $249.5 million of mortgage loans in the secondary market, generating gains of $5.7 million, in the nine months ended September 30, 2014 compared to $444.2 million of mortgage loans sold, generating gains of $8.7 million, for the prior year period.

Capital markets income declined $2.7 million in the current year to date period compared to the previous year like period and included a positive $171,000 CVA in 2014 compared to a positive CVA of $1.6 million for the like period in 2013. Exclusive of CVA adjustments, year-over-year capital markets income declined by $1.2 million, or 9%, to $12.2 million in the current period compared to $13.4 million in the nine months ended September 30, 2013. Compared to the prior year period, the decrease was attributable to a shift in product mix by clients into transactions with lower margins and a lower level of swap activity compared to the prior year comparative period.

Treasury management income increased $1.9 million, or 10%, compared to the nine months ended September 30, 2013. The increase reflected the on-boarding of new clients as a result of ongoing success in cross-selling treasury management services to new commercial clients and, to a lesser extent, a decrease in our earnings credit rate in the latter part of 2013.

Loan, letter of credit, and commitment fees increased $1.7 million, or 13%, from the nine months ended September 30, 2013, due to higher levels of standby letter of credit and unused commitment fees compared to the prior year period.

Syndication fees increased $4.3 million, or 38%, from the nine months ended September 30, 2013. The increase is attributable to a greater amount of fees recognized on a higher volume of transactions and improved pricing from both planned and opportunistic transactions related to the high level of fourth quarter 2013 loan origination activity and deals in the first nine months of 2014.

Deposit service charges and fees and other income declined $1.0 million, or 20%, for the nine months ended September 30, 2014 compared to the prior year period, largely due to the recognition of a $1.1 million gain on loan disposition recognized in the first quarter 2013.

Non-interest Expense

Table 5
Non-interest Expense Analysis
(Dollars in thousands)

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Compensation expense:
Salaries and wages	$26,178	$23,639	11	$76,822	$71,051	8
Share-based costs	3,872	3,261	19	11,449	9,360	22
Incentive compensation and commissions	12,294	10,753	14	31,031	28,704	8
Payroll taxes, insurance and retirement costs	4,077	3,707	10	16,144	15,239	6
Total compensation expense	46,421	41,360	12	135,446	124,354	9
Net occupancy expense	7,807	7,558	3	23,311	22,479	4
Technology and related costs	3,362	3,343	1	9,850	10,283	-4
Marketing	3,752	2,986	26	9,754	8,998	8
Professional services	2,626	2,465	7	8,290	6,146	35
Outsourced servicing costs	1,736	1,607	8	5,050	5,205	-3
Net foreclosed property expense	1,631	4,396	-63	7,225	16,594	-56
Postage, telephone, and delivery	839	852	-2	2,591	2,676	-3
Insurance	3,077	2,590	19	8,996	7,933	13
Loan and collection	2,099	1,345	56	4,728	6,402	-26
Other operating expense:
Supplies and printing	161	243	-34	482	533	-10
Subscriptions and dues	284	247	15	866	675	28
Education and training	261	413	-37	824	978	-16
Internal travel and entertainment	450	307	47	1,190	939	27
Investment manager expense	691	566	22	2,073	1,632	27
Bank charges	265	287	-8	730	819	-11
Intangibles amortization	755	780	-3	2,266	2,342	-3
Provision for unfunded commitments	481	(1,346)	136	638	844	-24
Other expenses	1,138	1,270	-10	4,741	7,655	-38
Total other operating expenses	4,486	2,767	62	13,810	16,417	-16
Total non-interest expense	$77,836	$71,269	9	$229,051	$227,487	1
Full-time equivalent ("FTE") employees at period end	1,168	1,114	5
Operating efficiency ratios:
Non-interest expense to average assets	2.09%	2.07%		2.13%	2.25%
Net overhead ratio (1)	1.27%	1.26%		1.32%	1.39%
Efficiency ratio (2)	52.51%	53.02%		53.59%	56.55%

(1)	Computed as non-interest expense, less non-interest income, annualized, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 29, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

*	Less than 1%

Third quarter 2014 compared to third quarter 2013

Non-interest expense increased by $6.6 million, or 9%, for third quarter 2014 compared to third quarter 2013. The increase primarily reflects higher compensation expense, and loan and collection and marketing costs, along with an increase in the provision for unfunded commitments. This was partially offset by a decrease in net foreclosed property expense in third quarter 2014 compared to third quarter 2013.

Compensation expense increased $5.1 million, or 12%, over third quarter 2013, due to an increase in incentive compensation accruals tied to improved performance, the impact of annual salary adjustments and an increased number of employees. Share-based compensation expense increased $611,000 in connection with the full implementation of annual award programs which began in 2011. The year over year increase was partially offset by the lack of incentive compensation accruals in the current quarter that we included in the prior year period for our investment management subsidiary sold at year end.

Professional services expense, which includes fees paid for legal services in connection with corporate activities, accounting, and consulting services, increased $161,000, or 7%, from third quarter 2013, due to the increase in risk management and technology consulting services.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, and property ownership costs associated with the maintenance of OREO, declined $2.8 million, or 63%, compared to third quarter 2013. The decrease was primarily due to a $4.2 million reduction in OREO write-downs, offset by net gains of $21,000 on $1.8 million of OREO sold in third quarter 2014, as compared to net gains of $1.8 million on $18.9 million of OREO sold in third quarter 2013. In addition, property ownership costs, such as property management and real estate taxes, were down $97,000 from the prior year quarter as the population of OREO had declined from $35.3 million at September 30, 2013 to $17.3 million at September 30, 2014. Refer to the "Foreclosed Real Estate" discussion in the "Loan Portfolio and Credit Quality" section below for more information regarding our OREO portfolio and valuation process.

Insurance expense increased $487,000, or 19%, from third quarter 2013 largely due to the FDIC deposit insurance assessment model being impacted by overall asset growth, increase in composition of certain loan classifications and changes in deposit mix as of September 30, 2014 compared to September 30, 2013.

Loan and collection expense, which consists primarily of certain non-reimbursable costs associated with loan origination and servicing activities and loan remediation costs, increased $754,000, or 56%, from third quarter 2013 due to increased appraisal costs of $306,000 and an increase in the mortgage origination expense due to greater mortgage loan volume.

Other expenses increased $1.7 million, or 62%, from third quarter 2013. Other expenses include bank charges, costs associated with the CDARS® product offering, intangible asset amortization, education-related costs, subscriptions, provision for unfunded commitments, and miscellaneous losses and expenses. The increase was primarily related to a $1.8 million change in the unfunded commitments provision as the prior year third quarter reflected a $1.3 million reversal in unfunded commitments related to a specific credit.

Our efficiency ratio was 52.5% for third quarter 2014, improving from 53.0% for third quarter 2013, reflecting revenue increasing at a higher percentage than expenses. We expect our efficiency ratio to remain in the mid-50 percent range as our revenues and expenses maintain this proportionate relationship. This would include investments in infrastructure and technology to support our overall growth.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Non-interest expense increased $1.6 million for the nine months ended September 30, 2014, compared to the prior year period, primarily related to an increase in compensation and professional services costs, offset by a decrease in net foreclosed property expense and certain non-recurring charges included in other expense for the nine months ended September 30, 2013.

Compensation expense increased overall by $11.1 million, or 9%, from the prior year period due to additional staff, annual salary adjustments and increased incentive compensation accruals based on improved performance. Share-based costs increased $2.1 million, or 22% reflecting full implementation of annual equity award programs which began in 2011. Incentive compensation and commissions increased $2.3 million from the prior period due to improved performance. Payroll taxes, insurance and retirement costs were up by $905,000, or 6%, compared to the nine months ended September 30, 2013 due to increased base compensation.

Net foreclosed property expenses declined $9.4 million, or 56%, compared to the prior year period. The decline in net foreclosed property expenses was primarily due to $11.1 million in lower OREO valuation write-downs compared to the prior year period.

In addition, property ownership costs were down $932,000 from the prior year period as the OREO portfolio declined $18.0 million from September 30, 2013. Finally, net losses on sales of OREO were $358,000 on properties with a net book value of $8.6 million for the nine months ended September 30, 2014, compared to net gains of $1.7 million on properties with a net book value of $40.9 million for the nine months ended September 30, 2013.

Insurance costs increased $1.1 million, or 13%, for the nine months ended September 30, 2014 compared to the prior year period and was primarily due to $960,000 in prior period refunds on previously paid FDIC deposit insurance assessments recorded in nine months ended September 30, 2013, and was partially offset by higher FDIC deposit insurance in 2014 due to overall asset growth, increase in certain loan classifications and a shift in our deposit mix.

Loan and collection expense decreased $1.7 million, or 26%, from the nine months ended September 30, 2014. The decrease was primarily due to lower costs related to a lower level of problem loans and reduced mortgage origination costs on a lower volume of refinance activity.

Other operating expenses declined $2.6 million, or 16%, for the nine months ended September 30, 2014 compared to the prior year period largely due to $3.0 million of non-recurring charges that were incurred during the first nine months of 2013 relating to restructuring costs and a charge on repurchased loans.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. For the quarter ended September 30, 2014, we recorded an income tax provision of $25.2 million on pre-tax income of $65.7 million (equal to a 38.3% effective tax rate) compared to an income tax provision of $21.2 million on pre-tax income of $54.2 million for the quarter ended September 30, 2013 (equal to a 39.0% effective tax rate).

For the nine months ended September 30, 2014, income tax expense totaled $72.2 million on pre-tax income of $188.1 million (equal to a 38.4% effective tax rate) compared to an income tax provision of $55.8 million on pre-tax income of $145.1 million for the nine months ended September 30, 2013 (equal to a 38.5% effective tax rate).

The decrease in our effective tax rate in the third quarter 2014 compared to the third quarter 2013 was due to various one-time tax charges in the third quarter 2013.

Net deferred tax assets totaled $98.3 million at September 30, 2014. We have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded during the quarter. This conclusion was based in part on the fact that the Company has cumulative book income for financial statement purposes at September 30, 2014, measured on a trailing three-year basis. In addition, we considered the Company's recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

For calendar year 2014, we currently expect the effective tax rate to be in the range of 38-39%, although a number of factors will continue to influence that estimate.

Operating Segments Results

We have three primary business segments: Banking, Asset Management, and Holding Company Activities.

Banking

Our Banking segment is the Company's most significant segment, representing 89% of consolidated total assets and generating nearly all of the Company's net income. The net income for the Banking segment for the quarter ended September 30, 2014 was $46.1 million, an increase of $7.2 million from net income of $38.9 million for the prior year period. The increase in net income for the Banking segment was primarily due to $11.0 million increase in net interest income due to 11% loan growth since the prior year period and $4.2 million decline in the provision for loan and covered loan losses compared to the prior year period, largely driven by improvements in credit quality metrics. In addition non-interest expenses increased $7.4 million, as compared to the prior year period, due to an increase in salaries and incentive compensation primarily driven by new hires, salary increases and an increase in incentive compensation accruals tied to improved performance.

Total loans for the Banking segment increased $903.6 million to $11.5 billion at September 30, 2014 from $10.6 billion at December 31, 2013. Total deposits, excluding deposits held-for-sale, were $12.9 billion and $12.1 billion at September 30, 2014 and December 31, 2013, respectively.

Asset Management

The Asset Management segment (formerly named Trust and Investments) includes investment management, personal trust and estate administration, custodial and escrow, retirement plans and brokerage services.

Net income from Asset Management declined to $554,000 for third quarter 2014 from $659,000 for the prior year period. The prior year period includes fees and costs generated by our investment management subsidiary, Lodestar, that we sold in December 2013, of which we retain $284.8 million of assets at September 30, 2014. The impact of the sale of Lodestar in fourth quarter 2013 was partially offset by an increase in fees driven by the increase in assets under management and administration ("AUMA"), which grew to $6.5 billion at September 30, 2014 from $5.7 billion at December 31, 2013 benefiting from growth in both managed and custody assets.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in the Bank. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of compensation expense allocated to the Holding Company and professional fees. The Holding Company Activities segment reported a net loss of $6.1 million for the quarter ended September 30, 2014, compared to a net loss of $6.5 million for the prior year period. The Holding Company had $89.1 million in cash at September 30, 2014, compared to $55.9 million at December 31, 2013 and included the receipt of $50 million in dividends from the Bank during first quarter 2014.

On October 2, 2014, the Bank paid a $50 million dividend to the Holding Company. On October 8, 2014, the Holding Company redeemed $75.0 million of the $143.8 million in outstanding 10% Debentures. After the redemption, the Holding Company had $63.6 million in cash. Refer to Trust Preferred Securities and Long-term Debt Redemption - October 2014 discussion within the Third Quarter Overview of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further information on the redemption.

Additional information about our operating segments are also discussed in Note 17 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

FINANCIAL CONDITION

Investment Securities Portfolio Management

We manage our investment securities portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity requirements, and to adjust balance sheet interest rate sensitivity to attempt to serve as some protection of net interest income levels against the impact of changes in interest rates. Investments in the portfolio are comprised of debt securities, primarily residential mortgage-backed pools and state and municipal bonds.

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

Table 6
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of September 30, 2014			As of December 31, 2013
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$168,352	$170,568	6	$142,575	$145,716	6
U.S. Agency securities	45,935	47,073	2	45,528	47,409	2
Collateralized mortgage obligations	148,228	143,164	6	176,116	169,775	7
Residential mortgage-backed securities	859,438	839,837	33	963,107	946,656	38
State and municipal securities	319,301	311,724	12	274,650	271,135	11
Foreign sovereign debt	500	500	*	500	500	*
Total available-for-sale	1,541,754	1,512,866	59	1,602,476	1,581,191	64
Held-to-Maturity
Collateralized mortgage obligations	59,478	62,162	2	64,072	67,335	3
Residential mortgage-backed securities	830,939	833,513	32	673,773	688,410	27
Commercial mortgage-backed securities	172,563	175,862	7	157,973	164,607	6
State and municipal securities	470	465	*	1,090	1,084	*
Total held-to-maturity	1,063,450	1,072,002	41	896,908	921,436	36
Total securities	$2,605,204	$2,584,868	100	$2,499,384	$2,502,627	100

*	Less than 1%

As of September 30, 2014, our securities portfolio totaled $2.6 billion, up slightly from $2.5 billion at December 31, 2013. During the nine months ended September 30, 2014, purchases of securities totaled $430.3 million, with $190.0 million in the available-for-sale portfolio and $240.3 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represent the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency-guaranteed residential mortgage-backed securities and state and municipal securities, as well as purchases of residential agency guaranteed mortgage-backed securities, state and municipal securities and U.S. Treasury securities.

In conjunction with ongoing portfolio management and rebalancing activities, during the nine months ended September 30, 2014, we sold $74.7 million in primarily residential mortgage-backed securities and U.S. Treasury securities, resulting in a net securities gain of $530,000.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprised 80% of the total portfolio at September 30, 2014. All of the mortgage-backed securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage-backed securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 12% of the total portfolio at September 30, 2014. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit strength when evaluating a purchase or sale decision.

At September 30, 2014, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $17.6 million, an increase of $4.6 million from December 31, 2013 due to decreases in certain interest rates and the corresponding increase in the value of the security as a result. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future AOCI volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

The following table summarizes activity in the Company's investment securities portfolio during 2014. There were no transfers of securities between investment categories during the year.

Table 7
Investment Portfolio Activity
(Dollars in thousands)

	Quarter Ended September 30, 2014			Nine Months Ended September 30, 2014
	Available-for-Sale	Held-to-Maturity (1)		Available-for-Sale	Held-to-Maturity (1)
Balance at beginning of period	$1,527,747	$1,066,216		$1,602,476	$921,436
Additions:
Purchases	78,933	41,605		190,032	240,332
Reductions:
Sales proceeds	(1,041)	—		(74,690)	—
Net gains on sale	3	—		530	—
Principal maturities, prepayments and calls, net of gains	(54,350)	(34,512)		(176,823)	(86,313)
Amortization of premiums and accretion of discounts	(2,432)	(1,307)		(7,374)	(3,453)
Total reductions	(57,820)	(35,819)		(258,357)	(89,766)
(Decrease) increase in market value	(7,106)	—	(1)	7,603	—	(1)
Balance at end of period	$1,541,754	$1,072,002		$1,541,754	$1,072,002

(1)
The held-to-maturity portfolio is recorded at cost, with no adjustment for the $24.5 million unrealized loss in the portfolio at the beginning of 2014 or the decrease in market value of $6.3 million for the quarter ended September 30, 2014 or the increase of $16.0 million for the nine months ended September 30, 2014.

The following table presents the maturities of the different types of investments that we owned at September 30, 2014, and the corresponding interest rates.

Table 8
Maturity Distribution and Portfolio Yields
(Dollars in thousands)

	As of September 30, 2014
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$—	—%	$170,568	1.06%	$—	—%	$—	—%
U.S. Agency securities	—	—%	32,144	1.27%	14,929	1.35%	—	—%
Collateralized mortgage obligations (1)	6,797	4.85%	136,367	3.20%	—	—%	—	—%
Residential mortgage-backed securities (1)	12	5.05%	627,953	3.29%	211,032	2.12%	840	7.63%
State and municipal securities (2)	7,888	3.30%	148,976	2.15%	152,405	2.04%	2,455	2.66%
Foreign sovereign debt	500	1.51%	—	—%	—	—%	—	—%
Total available-for-sale	15,197	3.94%	1,116,008	2.73%	378,366	2.05%	3,295	3.92%
Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	62,162	1.41%	—	—%	—	—%
Residential mortgage-backed securities (1)	—	—%	480,120	2.47%	228,507	2.36%	124,886	3.00%
Commercial mortgage-backed securities (1)	—	—%	110,444	1.57%	65,418	2.22%	—	—%
State and municipal securities (2)	95	3.06%	370	2.85%	—	—%	—	—%
Total held-to-maturity	95	3.06%	653,096	2.21%	293,925	2.33%	124,886	3.00%
Total securities	$15,292	3.93%	$1,769,104	2.54%	$672,291	2.17%	$128,181	3.02%

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

Portfolio Composition

Total loans were $11.5 billion at September 30, 2014, compared to $10.6 billion at December 31, 2013. Loans grew by $903.6 million during the nine months ended September 30, 2014, with the growth primarily in commercial and industrial loans, which increased $773.6 million from year end 2013. New client activity of $1.2 billion and net increased borrowings from existing clients contributed to loan growth during the first nine months of 2014 and was primarily offset by payoffs. Our five-quarter trailing average loan growth is approximately $290.0 million at September 30, 2014, increasing $95.0 million, compared to $195.0 million a year ago. The growth rate is driven by a slowdown of payoffs in the legacy loan portfolio, which now makes up 6% of total loans at September 30, 2014, an increase in revolving line usage and greater quarterly new relationship growth. Commercial real estate loans increased $149.5 million from year end 2013, primarily due to construction projects being completed and reclassified to commercial real estate in the third quarter of 2014, along with new client activity. Revolving line usage at September 30, 2014 was 48%, up two basis points from December 31, 2013 usage of 46%.

Our third quarter loan growth was strong despite the level of competition in our markets from both bank and nonbank competitors. Overall loan growth from quarter-to-quarter continues to be impacted by the heightened competition which is affecting borrowers' expectations regarding both pricing and structure. Our strategy is to maintain a disciplined approach to pricing and structuring new credit opportunities and to continue to develop comprehensive client relationships. Loan growth in the last quarter of the year can be uneven as clients position themselves for year end close and we would anticipate loan growth to be closer to our five-quarter trailing average. We remain selective and disciplined to structure, pricing and overall returns as we add and develop new client relationships.

Much of our recent loan growth has been focused in commercial and industrial, which represents 68% of our portfolio at September 30, 2014. Within the commercial and industrial portfolio, the healthcare portfolio increased $195.1 million and the manufacturing portfolio increased $177.4 million from December 31, 2013. The commercial and industrial portfolio generally provide us higher yields, principally in specialty lines such as healthcare and security alarm financing, than other segments of our loan portfolio and provide greater potential for cross-selling of other products and services.

In the normal course of our business, we are involved in loan participation and syndication transactions that include a number of banks, primarily to maintain and build client relationships with a view to cross-selling products and originating loans for the borrowers in the future. Although we may strive to lead or co-lead the arrangement, we will also participate with other banks when we have a relationship with the borrower. These transactions also allow us to decrease our credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our $11.5 billion in total loans at September 30, 2014, we were party to $2.4 billion in shared national credits ("SNCs") which are transactions typically led by larger institutions. At September 30, 2014, total syndications and participations outstanding were $3.9 billion, including SNCs, and of this total, we were the lead or co-lead on transactions with $1.6 billion outstanding at quarter end.

The following table presents the composition of our loan portfolio at the dates shown.

Table 9
Loan Portfolio
(Dollars in thousands)

	September 30, 2014	% of Total	December 31, 2013	% of Total	% Change in Balances
Commercial and industrial	$6,112,715	53	$5,457,574	51	12
Commercial – owner-occupied real estate	1,792,686	15	1,674,260	16	7
Total commercial	7,905,401	68	7,131,834	67	11
Commercial real estate	2,103,378	18	1,987,307	19	6
Commercial real estate – multi-family	546,641	5	513,194	5	7
Total commercial real estate	2,650,019	23	2,500,501	24	6
Construction	307,066	3	293,387	3	5
Total commercial real estate and construction	2,957,085	26	2,793,888	27	6
Residential real estate	343,573	3	341,868	3	*
Home equity	141,159	1	149,732	1	-6
Personal	200,369	2	226,699	2	-12
Total loans	$11,547,587	100	$10,644,021	100	8
* Less than 1%

The following table summarizes the composition of our commercial loan portfolio at September 30, 2014 and December 31, 2013. Our commercial loan portfolio is categorized in the table based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client's ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client's underlying business activity changes, classification differences between periods will arise.

Table 10
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Manufacturing	$1,761,121	22	$1,583,679	22
Healthcare	1,848,662	23	1,653,596	23
Wholesale trade	714,170	9	695,049	10
Finance and insurance	783,309	10	643,119	9
Real estate, rental and leasing	504,957	7	444,210	6
Professional, scientific and technical services	457,200	6	454,373	7
Administrative, support, waste management and remediation services	504,842	7	449,777	6
Architecture, engineering and construction	270,073	3	249,444	4
Retail	254,188	3	223,541	3
All other (1)	806,879	10	735,046	10
Total commercial (2)	$7,905,401	100	$7,131,834	100

(1)	All other consists of numerous smaller balances across a variety of industries with no category greater than 3% of total commercial loans.

(2)	Includes owner-occupied commercial real estate of $1.8 billion at September 30, 2014 and $1.7 billion at December 31, 2013, respectively.

One of the largest segments within our commercial lending business is the healthcare industry. We have a specialized niche in the assisted living, skilled nursing, and residential care segment of the healthcare industry. Loan relationships to these providers tend to be larger extensions of credit with borrowers primarily represented by for-profit businesses. At September 30, 2014, 23% of the commercial loan portfolio and 16% of the total loan portfolio was composed of loans extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. The facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Our clients and their ability to service debt may be adversely impacted by the financial health of state or federal payors. In recent years, there have been reductions in the reimbursement rates in certain states and certain government entities are taking longer to reimburse. To date, despite some impact on client cash flows, the healthcare loan portfolio segment has experienced minimal defaults and losses.

Our manufacturing portfolio, representing 22% of our commercial and industrial lending business at September 30, 2014, is well diversified among sub-industry and product types with particular focus in serving clients in our primary market segments. The manufacturing industry segment is a key component of our core business strategy. As the general market environment for manufacturing has improved over the past several years, the manufacturing segment of the portfolio has been a key influence on the stabilizing credit performance in the commercial portfolio.

At September 30, 2014, approximately 10%, or $1.1 billion of our total loan portfolio was characterized as higher-risk (also referred to as leveraged loans) commercial and industrial loans, as defined for regulatory purposes, compared to 8% or $879.7 million as of December 31, 2013. Of the $257.4 million increase since year-end 2013, $153.4 million is due to new loans. Higher-risk commercial and industrial loans are primarily underwritten on the recurring earnings of the borrower that manifest elevated cash flow leverage metrics as defined by the FDIC in late 2012. Higher-risk commercial and industrial loans are spread across multiple industries, generally command higher loan yields as a premium for underwriting the additional risk due to their leveraged position, and typically have lower collateral coverage than similar commercial and industrial loans that are not classified as higher-risk. As a result, in the event of default, the loss potential may be greater for these types of loans versus similar commercial and industrial loans that are not classified as higher-risk.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at September 30, 2014 and December 31, 2013.

Table 11
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Land	$175,311	6	$216,176	9
Residential 1-4 family	80,960	3	103,568	4
Multi-family	546,641	21	513,194	20
Industrial/warehouse	250,481	9	271,230	11
Office	521,921	20	470,790	19
Retail	600,782	23	490,955	19
Healthcare	184,254	7	167,226	7
Mixed use/other	289,669	11	267,362	11
Total commercial real estate	$2,650,019	100	$2,500,501	100
Construction
Residential 1-4 family	$24,967	8	$20,960	7
Multi-family	81,163	26	58,131	20
Industrial/warehouse	25,772	8	29,343	10
Office	19,024	6	20,596	7
Retail	97,784	32	83,640	28
Healthcare	15,880	5	43,506	15
Mixed use/other	42,476	15	37,211	13
Total construction	$307,066	100	$293,387	100

Of the combined commercial real estate and construction portfolios, the three largest categories at September 30, 2014 were retail, multi-family, and office real estate, which represent 24%, 21% and 18%, respectively of the combined portfolios. Our commercial real estate and construction portfolio strategy is focused on achieving market share in core real estate classes in geographically diverse but key market segments. From an overall portfolio performance perspective, these assets continue to perform at a satisfactory level.

Within the commercial real estate portfolio, our exposure to land loans totaled $175.3 million at September 30, 2014, declining $40.9 million, or 19%, from $216.2 million at December 31, 2013. Land remains an illiquid asset class as buyers and sellers may hold divergent future development outlooks for the land, therefore affecting saleability and market prices. As a percentage of the commercial real estate portfolio, land loans were 6% at September 30, 2014 and 9% at December 31, 2013.

The construction portfolio totaled $307.1 million at September 30, 2014, an increase of $13.7 million, compared to $293.4 million at December 31, 2013 with the most significant increase in the multi-family category, somewhat offset by a sizeable decrease in healthcare as the loans were reclassified to commercial real estate at the expiration of the construction phase. The increase was driven by increased market activity as companies have additional capital to deploy, which has pushed values higher for properties in demand. Additionally, construction activity for retail, apartments and urban-infill continues to influence increased construction line utilization.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of September 30, 2014, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 12
Maturities and Sensitivities of Loans to Changes in Interest Rates (1)
(Amounts in thousands)

	As of September 30, 2014
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$2,066,800	$5,656,362	$182,239	$7,905,401
Commercial real estate	803,216	1,667,731	179,072	2,650,019
Construction	47,711	255,117	4,238	307,066
Residential real estate	14,677	3,086	325,810	343,573
Home equity	23,422	63,673	54,064	141,159
Personal	127,430	71,974	965	200,369
Total	$3,083,256	$7,717,943	$746,388	$11,547,587
Loans maturing after one year:
Predetermined (fixed) interest rates		$187,273	$169,991
Floating interest rates		7,530,670	576,397
Total		$7,717,943	$746,388

(1)
Maturities are based on contractual maturity date. Actual timing of repayment may differ from those reflected in the table as clients may choose to pre-pay their outstanding balance prior to the contractual maturity date.

Of the $8.1 billion in loans maturing after one year with a floating interest rate, $1.4 billion are subject to interest rate floors, of which $1.3 billion have such floors in effect at September 30, 2014. For further analysis and information related to interest sensitivity, see Item 3 "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-Q.

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

Special mention and potential problem loans as of September 30, 2014 and December 31, 2013 are presented in Tables 13 and 17.

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

As a result of our focused efforts in improving asset quality, we have seen a majority of our nonperforming asset credit quality metrics hit their lowest levels since 2008 and begin to largely level off. Nonperforming assets declined 26% from the prior year end to $90.7 million at September 30, 2014 and declined 39% from September 30, 2013. The improvement in nonperforming assets was largely attributable to paydowns, payoffs and sales. Nonperforming assets as a percentage of total assets were 0.60% at September 30, 2014, down from 0.87% at December 31, 2013.

OREO declined $11.3 million, or 39%, to $17.3 million from $28.5 million at December 31, 2013, as inflows to OREO were more than offset by sales of OREO and valuation adjustments as we continue to dispose and settle these properties. Refer to "Foreclosed Real Estate" below for further discussion on OREO.

Nonperforming loans totaled $73.4 million at September 30, 2014, down 22% from $94.2 million at December 31, 2013 and down 35% from September 30, 2013. Nonperforming loan inflows which are primarily comprised of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status) have steadily declined nearly every quarter since second quarter 2010, troughed in first quarter 2014 at $14.9 million and increased slightly by $440,000 to $16.8 million in third quarter 2014 from the second quarter 2014. As shown in Table 14, third quarter 2014 nonperforming loan inflows were more than offset by paydowns, payoffs, dispositions, and charge-offs. As shown in Table 15, which provides the nonperforming loan stratification by size, five nonperforming loans in excess of $3.0 million comprised 39% of our total nonperforming loans at September 30, 2014. Nonperforming loans as a percent of total loans was 0.64% at September 30, 2014, down from 0.89% at December 31, 2013 and 1.09% at September 30, 2013.

During the nine months ended September 30, 2014, we disposed of $35.4 million in problem assets, including $26.8 million in nonperforming loans, and $8.6 million in OREO. Problem loans (which include special mention, potential problem, and nonperforming loans) were $269.8 million at September 30, 2014, compared to $267.3 million at December 31, 2013. Because our loan portfolio contains loans that may be larger in size in order to accommodate the financing needs of some of our borrowers, changes in the performance of larger credits could create volatility and fluctuations in our credit quality metrics, including nonperforming loans, special mention and problem loans, and accruing TDR loans.

Accruing TDRs totaled $22.1 million at September 30, 2014, increasing $2.0 million, or 10%, from $20.2 million at December 31, 2013. As presented in the accruing TDR rollforward at Table 16, new accruing TDRs totaling $31.6 million were largely offset by $28.7 million in payoffs and paydowns during the nine months ended September 30, 2014.

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, special mention, potential problem and past due loans for the past five periods.

Table 13
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	2014			2013
	September 30	June 30	March 31	December 31	September 30
Nonaccrual loans:
Commercial	$33,348	$34,522	$31,074	$24,779	$26,881
Commercial real estate	19,079	21,953	40,928	46,953	62,954
Residential real estate	9,723	9,337	9,354	9,976	11,237
Personal and home equity	11,279	10,777	12,471	12,530	12,214
Total nonaccrual loans	73,429	76,589	93,827	94,238	113,286
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	73,429	76,589	93,827	94,238	113,286
OREO	17,293	19,823	23,565	28,548	35,310
Total nonperforming assets	$90,722	$96,412	$117,392	$122,786	$148,596
Nonaccrual troubled debt restructured loans (included in nonaccrual loans):
Commercial	$17,746	$6,046	$6,346	$6,188	$13,342
Commercial real estate	8,103	8,403	15,452	19,309	13,540
Residential real estate	1,512	1,534	2,671	2,239	2,546
Personal and home equity	5,467	5,033	4,433	4,446	4,511
Total nonaccrual troubled debt restructured loans	$32,828	$21,016	$28,902	$32,182	$33,939
Restructured loans accruing interest:
Commercial	$19,901	$30,329	$23,626	$17,034	$30,079
Commercial real estate	807	1,220	1,252	1,551	665
Personal and home equity	1,428	1,433	1,584	1,591	1,599
Total restructured loans accruing interest	$22,136	$32,982	$26,462	$20,176	$32,343
Special mention loans	$76,611	$119,878	$87,329	$71,257	$67,518
Potential problem loans	$119,770	$125,033	$106,474	$101,772	$101,324
30-89 days past due loans	$3,457	$3,683	$13,088	$8,870	$6,602
Nonperforming loans to total loans	0.64%	0.69%	0.86%	0.89%	1.09%
Nonperforming loans to total assets	0.48%	0.52%	0.66%	0.67%	0.82%
Nonperforming assets to total assets	0.60%	0.66%	0.82%	0.87%	1.07%
Allowance for loan losses as a percent of nonperforming loans	204%	191%	156%	152%	128%

The following table presents changes in our nonperforming loans for the past five periods.

Table 14
Nonperforming Loans Rollforward
(Amounts in thousands)

	Quarters Ended
	2014			2013
	September 30	June 30	March 31	December 31	September 30
Nonperforming loans:
Balance at beginning of period	$76,589	$93,827	$94,238	$113,286	$121,759
Additions:
New nonaccrual loans (1)	16,767	16,327	14,882	20,082	25,642
Reductions:
Return to performing status	—	—	(119)	(370)	—
Paydowns and payoffs, net of advances	(16,371)	(19,936)	(3,326)	(16,464)	(12,205)
Net sales	(1,053)	(7,875)	(6,327)	(4,438)	(1,119)
Transfer to OREO	(776)	(1,111)	(689)	(6,642)	(1,036)
Transfer to loans held-for-sale	—	—	—	—	(7,359)
Charge-offs	(1,727)	(4,643)	(4,832)	(11,216)	(12,396)
Total reductions	(19,927)	(33,565)	(15,293)	(39,130)	(34,115)
Balance at end of period	$73,429	$76,589	$93,827	$94,238	$113,286
Nonaccruing troubled debt restructured loans (included in nonperforming loans):
Balance at beginning of period	$21,016	$28,902	$32,182	$33,939	$37,673
Additions:
New nonaccrual troubled debt restructured loans (1)	17,662	2,098	1,820	11,322	1,630
Reductions:
Paydowns and payoffs, net of advances	(5,721)	(8,211)	(1,483)	(8,232)	(1,295)
Net sales	—	(1,100)	(3,356)	—	(725)
Transfer to OREO	—	(552)	—	—	—
Charge-offs	(129)	(121)	(261)	(4,847)	(3,344)
Total reductions	(5,850)	(9,984)	(5,100)	(13,079)	(5,364)
Balance at end of period	$32,828	$21,016	$28,902	$32,182	$33,939

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

The following table presents the stratification by carrying amount of our nonperforming loans as of September 30, 2014 and December 31, 2013.

Table 15
Nonperforming Loans Stratification
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of September 30, 2014
Nonperforming loans:
Amount:
Commercial	$10,956	$5,552	$3,756	$5,750	$7,334	$33,348
Commercial real estate	—	—	3,838	3,817	11,424	19,079
Residential real estate	—	—	4,438	—	5,285	9,723
Personal and home equity	—	—	—	—	11,279	11,279
Total nonperforming loans	$10,956	$5,552	$12,032	$9,567	$35,322	$73,429
Number of Borrowers:
Commercial	1	1	1	3	24	30
Commercial real estate	—	—	1	2	23	26
Residential real estate	—	—	1	—	35	36
Personal and home equity	—	—	—	—	52	52
Total	1	1	3	5	134	144
Nonaccruing restructured loans (included in nonperforming loans):
Amount:
Commercial	$10,956	$—	$3,756	$1,515	$1,519	$17,746
Commercial real estate	—	—	—	2,018	6,085	8,103
Residential real estate	—	—	—	—	1,512	1,512
Personal and home equity	—	—	—	—	5,467	5,467
Total nonaccruing restructured loans	$10,956	$—	$3,756	$3,533	$14,583	$32,828
Number of Borrowers:
Commercial	1	—	1	1	10	13
Commercial real estate	—	—	—	1	11	12
Residential real estate	—	—	—	—	9	9
Personal and home equity	—	—	—	—	24	24
Total	1	—	1	2	54	58

Nonperforming Loans Stratification (Continued)
(Dollars in thousands)

	Stratification
	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2013
Nonperforming loans:
Amount:
Commercial	$9,393	$3,749	$5,150	$6,487	$24,779
Commercial real estate	15,440	9,035	7,583	14,895	46,953
Residential real estate	—	3,438	—	6,538	9,976
Personal and home equity	—	—	—	12,530	12,530
Total nonperforming loans	$24,833	$16,222	$12,733	$40,450	$94,238
Number of Borrowers:
Commercial	1	1	2	23	27
Commercial real estate	2	2	4	26	34
Residential real estate	—	1	—	30	31
Personal and home equity	—	—	—	46	46
Total	3	4	6	125	138
Nonaccruing restructured loans (included in nonperforming loans):
Amount:
Commercial	$—	$—	$5,150	$1,038	$6,188
Commercial real estate	9,754	—	4,299	5,256	19,309
Residential real estate	—	—	—	2,239	2,239
Personal and home equity	—	—	—	4,446	4,446
Total nonaccruing restructured loans	$9,754	$—	$9,449	$12,979	$32,182
Number of Borrowers:
Commercial	—	—	2	6	8
Commercial real estate	1	—	2	12	15
Residential real estate	—	—	—	9	9
Personal and home equity	—	—	—	19	19
Total	1	—	4	46	51

The following table presents changes in our restructured loans accruing interest for the past five periods.

Table 16
Restructured Loans Accruing Interest Rollforward
(Amounts in thousands)

	Quarters Ended
	2014			2013
	September 30	June 30	March 31	December 31	September 30
Balance at beginning of period	$32,982	$26,462	$20,176	$32,343	$48,281
Additions:
New restructured loans accruing interest (1)	13,738	7,249	10,621	950	1,408
Restructured loans returned to accruing status	—	—	—	243	—
Reductions:
Paydowns and payoffs, net of advances	(24,584)	(487)	(3,636)	(13,211)	(15,368)
Transferred to nonperforming loans	—	—	(699)	(149)	—
Removal of restructured loan status (2)	—	(242)	—	—	(1,978)
Balance at end of period	$22,136	$32,982	$26,462	$20,176	$32,343

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new restructured loans accruing interest.

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

The following table presents the credit quality of our loan portfolio as of September 30, 2014 and December 31, 2013.

Table 17
Credit Quality
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of September 30, 2014
Commercial	$69,385	0.9	$110,703	1.4	$33,348	0.4	$7,905,401
Commercial real estate	3,393	0.1	433	*	19,079	0.7	2,650,019
Construction	—	—	—	—	—	—	307,066
Residential real estate	2,696	0.8	6,496	1.9	9,723	2.8	343,573
Home equity	977	0.7	2,100	1.5	10,735	7.6	141,159
Personal	160	0.1	38	*	544	0.3	200,369
Total	$76,611	0.7	$119,770	1.0	$73,429	0.6	$11,547,587
As of December 31, 2013
Commercial	$62,272	0.9	$87,391	1.2	$24,779	0.3	$7,131,834
Commercial real estate	1,016	*	4,489	0.2	46,953	1.9	2,500,501
Construction	—	—	—	—	—	—	293,387
Residential real estate	4,898	1.4	7,177	2.1	9,976	2.9	341,868
Home equity	2,884	1.9	2,538	1.7	11,879	7.9	149,732
Personal	187	0.1	177	0.1	651	0.3	226,699
Total	$71,257	0.7	$101,772	1.0	$94,238	0.9	$10,644,021

*	Less than 0.1%

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

Table 18 presents a rollforward of OREO for the quarters and nine months ended September 30, 2014 and 2013 and Table 19 presents the composition of OREO properties by categories at September 30, 2014 and December 31, 2013.

Table 18
OREO Rollforward
(Amounts in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$19,823	$57,134	$28,548	$81,880
New foreclosed properties	776	1,036	2,576	10,668
Valuation adjustments	(1,545)	(5,734)	(5,260)	(16,320)
Disposals:
Sale proceeds	(1,782)	(18,902)	(8,213)	(42,646)
Net gain (loss) on sale	21	1,776	(358)	1,728
Balance at end of period	$17,293	$35,310	$17,293	$35,310

Table 19
OREO Properties by Type
(Dollars in thousands)

	September 30, 2014			December 31, 2013
	Number of Properties	Amount	% of Total	Number of Properties	Amount	% of Total
Single-family homes	12	$2,306	13	12	$3,405	12
Land parcels	136	9,627	56	142	12,710	44
Multi-family	1	299	2	1	175	1
Office/industrial	7	4,710	27	20	11,301	40
Retail	1	351	2	1	957	3
Total OREO properties	157	$17,293	100	176	$28,548	100

OREO totaled $17.3 million at September 30, 2014, down 39% from $28.5 million at December 31, 2013. During the third quarter 2014, inflows into OREO of $776,000 were more than offset by OREO sales as we continue to dispose and settle these properties. Valuation adjustments on OREO for the third quarter 2014 were $1.5 million, down $4.2 million from third quarter 2013. At September 30, 2014, OREO land parcels, which continues to be a fairly illiquid asset class, represented the largest portion of OREO at 56%. Office/industrial properties, the next largest OREO asset class, represented 27% of the total OREO.

During the third quarter 2014, OREO sales totaled $1.8 million, with approximately 75% of these sales represented by office/industrial properties at approximated book value. Our ability to sell commercial property that we acquire through foreclosure in a cost effective and timely manner is dependent on a number of factors including but not limited to, valuations, buyer interest, market liquidity, the pace and timing of the overall recovery of the economy, activity levels in the real estate market and real estate inventory coming into the market for sale. Gains or losses as a percent of net book value on sales of OREO property may fluctuate in future quarters should we alter our approach on individual or larger group dispositions of properties based on individual property characteristics or relevant market factors as part of our overall strategy to maximize economic recovery from OREO. Valuation adjustments may also fluctuate based on market pricing and stability.

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

The specific component of the allowance relates to impaired loans. Impaired loans consist of nonaccrual loans (which include nonaccrual troubled debt restructurings ("TDRs")) and loans classified as accruing TDRs. A loan is considered impaired when, based on current information and events, either (i) management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement, or (ii) it has been classified as a TDR. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value, the fair value of the underlying collateral less selling costs if the loan is collateral-dependent, or the present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans exceeding $500,000 are evaluated individually while smaller loans are evaluated as pools using historical loss experience as well as management’s loss expectations for the respective asset class and product type. If the estimated fair value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific reserve as a component of the allowance for loan losses. The recognition of any reserve required on new impaired loans is recorded in the same quarter in which the transfer of the loan to nonaccrual status occurred. All loans that are over 90 days past due in principal or interest are placed on nonaccrual status. Management may also place some loans on nonaccrual status before they are 90 days past due if they meet the above definition of "nonaccrual." All impaired loans are reviewed quarterly for any changes that would affect the specific reserve. Any impaired loan in which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination has been made.

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

As of September 30, 2014, the average appraisal age used in the impaired loan valuation process was approximately 195 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at September 30, 2014 due to the timing of the receipt of the appraisal is not material. In situations such as this, we perform an internal assessment to determine if a probable impairment reserve is required for the account based on our experience in the related asset class and type.

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

In our evaluation of the quantitatively-determined range and the adequacy of the allowance at September 30, 2014, we considered a number of factors for each product that included, but were not limited to, the following:

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

In determining our September 30, 2014 reserve levels, we established a general reserve level which was higher than our model's output range, in total. This judgment was influenced primarily by recent indicators in our transformational commercial portfolio, specifically, (i) increased velocity into non-performing and criticized loan categories from certain industry sectors in the portfolio which can cause volatility in the reserve requirement, (ii) the impact of competition on loan structures, and (iii) a slight degradation in the portfolio's weighted average risk rating. At the same time, management did not provide a meaningful qualitative adjustment to the model output for transformational commercial real estate loans compared to prior periods as a result of improving portfolio attributes (including stabilization in weighted average risk rating, loss given default and criticized and non-performing loan inflows) and improvement evident in the commercial real estate markets.

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

Management evaluates the adequacy of the allowance for loan losses and reviews the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of September 30, 2014, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including for those loans where the loss is not yet identifiable).

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

Table 20
Allowance for Loan Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Quarter Ended
	2014			2013
	September 30	June 30	March 31	December 31	September 30
Change in allowance for loan losses:
Balance at beginning of period	$146,491	$146,768	$143,109	$145,513	$148,183
Loans charged-off:
Commercial	(227)	(2,142)	(1,487)	(1,536)	(7,285)
Commercial real estate	(1,133)	(2,082)	(2,582)	(7,297)	(1,706)
Construction	(7)	—	—	—	—
Residential real estate	(252)	(180)	(235)	(1,887)	(395)
Home equity	(172)	(268)	(447)	(591)	(2,146)
Personal	(8)	(13)	(130)	(51)	(893)
Total charge-offs	(1,799)	(4,685)	(4,881)	(11,362)	(12,425)
Recoveries on loans previously charged-off:
Commercial	1,145	813	3,662	2,898	1,301
Commercial real estate	356	1,360	688	302	366
Construction	6	9	7	7	7
Residential real estate	9	135	300	4	7
Home equity	67	60	28	80	135
Personal	128	20	406	757	142
Total recoveries	1,711	2,397	5,091	4,048	1,958
Net (charge-offs) recoveries	(88)	(2,288)	210	(7,314)	(10,467)
Provisions charged to operating expense	3,732	2,011	3,449	4,910	7,797
Balance at end of period	$150,135	$146,491	$146,768	$143,109	$145,513
Allowance as a percent of loans at period end	1.30%	1.32%	1.34%	1.34%	1.40%
Average loans, excluding covered assets	$11,329,823	$11,019,782	$10,686,513	$10,453,568	$10,268,910
Ratio of net charge-offs (recoveries) (annualized) to average loans outstanding for the period	*	0.08%	-0.01%	0.28%	0.40%
Allowance for loan losses as a percent of nonperforming loans	204%	191%	156%	152%	128%
*    Less than 0.01%

Gross charge-offs declined 86% to $1.8 million for the third quarter 2014 from $12.4 million for the year ago period and down 62% from $4.7 million for second quarter 2014. Commercial loans comprised 13% of total charge-offs, while commercial real estate loans comprised 63% of total charge-offs in the third quarter 2014.

The allowance for loan losses increased $7.0 million to $150.1 million at September 30, 2014 from $143.1 million at December 31, 2013. The change in allowance levels was largely impacted by $903.6 million in loan growth, changes in the composition of the loan portfolio, changes in the quantitative component of the allowance factors and partially offset by $20.8 million decline in nonperforming loans. The provision for loan losses for the quarter was $3.7 million, compared to $2.0 million for the prior quarter and $7.8 million for third quarter 2013, and was aided by $1.7 million in recoveries of previously charged-off loans. The provision for loan losses may fluctuate quarter to quarter depending on the level of loan growth and unevenness in credit quality due to size of individual credits. The allowance for loan losses to total loans ratio was 1.30% at September 30, 2014 and 1.34% at December 31, 2013.

The following table presents our allocation of the allowance for loan losses by loan category at the dates shown.

Table 21
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	September 30, 2014	% of Total	December 31, 2013	% of Total
Commercial	$103,886	69	$80,768	57
Commercial real estate	30,387	20	42,362	30
Construction	4,029	3	3,338	2
Residential real estate	5,012	3	7,555	5
Home equity	4,249	3	5,648	4
Personal	2,572	2	3,438	2
Total	$150,135	100%	$143,109	100%
Specific reserve	$18,981	13%	$22,377	16%
General allocated reserve	$131,154	87%	$120,732	84%
Recorded Investment in Loans:
Ending balance, specific reserve	$95,565		$114,414
Ending balance, general allocated reserve	11,452,022		10,529,607
Total loans at period end	$11,547,587		$10,644,021

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance increased by $10.4 million, or 9%, from $120.7 million at December 31, 2013 to $131.2 million at September 30, 2014. The increase in the general allocated reserve was primarily influenced by the increased reserve needs to reflect the growing loan portfolio and changes in the credit quality of the existing portfolio for certain segments. In addition, lower loss rates are being applied to a larger portion of the total loan portfolio as the portfolio is becoming more weighted in transformational loans, where our historical credit performance has been better, and less weighted in legacy loans, where historical performance has been weaker.

Specific Component of the Allowance

The specific reserve requirements are the summation of individual reserves related to impaired loans that are analyzed on an account by account basis at the balance sheet date. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan's observable fair value; fair value of the underlying collateral less estimated selling costs, if the loan is collateral-dependent; or the present value of expected cash flows discounted at the loan's effective interest rate. At September 30, 2014, the specific component of the allowance totaled $19.0 million, down from $22.4 million at December 31, 2013 with the decrease being largely driven by a release of specific reserves established for problem credits resolved in the first nine months of 2014. At September 30, 2014, impaired loans totaled $95.6 million, of which nearly all are collateral-dependent. Of the $95.6 million in impaired loans at September 30, 2014, 58% required a specific reserve, compared to 60% at December 31, 2013 of the $114.4 million in total impaired loans.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the nine months ended September 30, 2014, our reserve for unfunded commitments increased $638,000 from $9.2 million at December 31, 2013 to $9.8 million and consisted of $9.6 million in general reserve and the remaining $235,000 in specific reserves at September 30, 2014. For the nine months ended September 30, 2014, general reserves increased $1.2 million driven by higher unfunded commitment levels and an increase in the likelihood of certain product categories to draw on unused lines and loss factors. This was partially offset by a release in the specific reserve of $560,000, mainly attributable to an individual credit. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $5.6 billion and $5.0 billion at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, unfunded commitments with maturities of less than one year approximated $1.6 billion. For further information on our unfunded commitments, refer to Note 15 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under a loss sharing agreement with the FDIC as a result of the 2009 FDIC-assisted acquisition of the former Founders Bank from the FDIC. Under the loss share agreement, generally the FDIC will assume 80% of the first $173 million of credit losses and 95% of the credit losses in excess of $173 million, in both cases relating to assets that existed on the date of acquisition. The loss share agreement expired on September 30, 2014 for all non-residential mortgage loans and will expire on September 30, 2019 for residential mortgage loans. At the time of expiration, the loans will transfer into the respective asset class within our held for investment loan portfolio. Accordingly, on October 1, 2014, $29.5 million of non-residential mortgage loans were transferred out of covered assets. We do not expect a material impact to our financial results from the expiration of the loss share coverage for non-residential mortgage loans.

The carrying amounts of covered assets as of September 30, 2014 and December 31, 2013 are presented in the following table.

Table 22
Covered Assets
(Amounts in thousands)

	September 30, 2014	December 31, 2013
Commercial loans	$3,057	$11,562
Commercial real estate loans	24,097	46,657
Residential mortgage loans	33,058	36,883
Consumer installment and other loans	1,538	3,472
Foreclosed real estate	868	7,880
Estimated loss reimbursement by the FDIC	2,864	6,292
Total covered assets	65,482	112,746
Allowance for covered loan losses	(4,485)	(16,511)
Net covered assets	$60,997	$96,235

Net covered assets declined by $35.2 million, or 37%, from $96.2 million at December 31, 2013 to $61.0 million at September 30, 2014. The reduction was primarily attributable to $24.9 million in principal paydowns, net of advances, as well as the impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, the estimated loss reimbursements by the FDIC ("the FDIC indemnification receivable") further contributed to the reduction as a result of loss claims paid by the FDIC and amortization of the receivable. The allowance for covered loan losses declined by $12.0 million to $4.5 million at September 30, 2014 from $16.5 million at December 31, 2013, largely due to the lower level of loan balances and the change in expected cash flows on certain covered loan pools lowering the allowance requirement and included the impact of $1.7 million in recoveries in the second quarter 2014. As of September 30, 2014, the FDIC had reimbursed the Company $121.2 million in losses under the loss share agreement.

Covered loan delinquencies total $1.8 million at September 30, 2014, comparable to $1.7 million at December 31, 2013. Nonaccrual covered loans declined by $6.5 million, or 41%, from $15.6 million as of December 31, 2013 to $9.1 million as of September 30,

2014. Covered loan delinquencies and nonaccrual loans exclude purchased impaired loans which are accounted for on a pool basis. Since each purchased impaired pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows, the past due status of the pools, or that of individual loans within the pools, is not meaningful. Because we are recognizing interest income on each pool of such loans, they are all considered to be performing. Covered assets are excluded from the asset quality presentation of our originated loan portfolio, given the loss share indemnification from the FDIC.

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

The Bank’s principal source of funds is deposits which includes large institutional deposits and brokered deposits. Other funding sources are wholesale borrowings and cash from operations. The Bank’s principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage liquidity risk and interest rate risk. The primary sources of funding for the Holding Company include dividends when received from the Bank, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt, as well as equity. During first quarter 2014, the Bank paid a $50 million dividend to the Holding Company. In September 2014, the Holding Company amended and renewed its 364-day revolving line of credit with a group of commercial banks allowing borrowings of up to $60.0 million in total as an additional source of working capital. As of September 30, 2014, no amounts have been drawn on the facility. Net liquid assets at the Holding Company totaled $89.1 million at September 30, 2014 and $55.9 million at December 31, 2013.

On October 2, 2014, the Bank paid a $50 million dividend to the Holding Company. On October 8, 2014, using available cash resources, the Holding Company redeemed $75.0 million of the $143.8 million in outstanding 10% Debentures. After the redemption, the Holding Company had $63.6 million in cash. Refer to Trust Preferred Securities and Long-term Debt Redemption - October 2014 discussion within the Third Quarter Overview of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further information on the redemption.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities decreased by $76.7 million from the prior year period to $129.0 million for the nine months ended September 30, 2014. Cash flows from investing activities reflect the impact of loans and investments acquired for our interest-earning asset portfolios and asset maturities and sales. For the nine months ended September 30, 2014, net cash used in investing activities was $963.1 million, compared to $496.3 million for the prior year period. This change in cash flows primarily represents larger amounts of cash redeployed towards the funding of loans in the nine months ended September 30, 2014 than the prior year period. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash provided by financing activities for the nine months ended September 30, 2014 was $991.4 million, compared to net cash used in financing activities of $222.8 million for the prior year period. The current period financing cash flows primarily represents a net increase of $964.1 million in deposits, including deposits held-for-sale, for the nine months ended September 30, 2014 to support 2014 loan growth.

Deposits (excluding deposits held-for-sale)

Our deposit base is predominately comprised of middle market commercial client relationships from a diversified industry base. Through our community banking and private wealth groups, we offer a variety of personal banking products, including checking, savings and money market accounts and CDs, which serve as an additional source of deposits.

The following table provides a comparison of deposits by category for the periods presented.

Table 23
Deposits (1)
(Dollars in thousands)

	September 30, 2014	% of Total	December 31, 2013	% of Total	% Change in Balances
Noninterest-bearing deposits	$3,342,862	26	$3,172,676	26	5
Interest-bearing demand deposits	1,433,429	11	1,470,856	12	-3
Savings deposits	310,850	2	284,482	2	9
Money market accounts	5,058,016	39	4,515,079	38	12
Time deposits	1,342,765	11	1,336,522	11	*
Brokered time deposits	1,361,282	11	1,234,026	11	10
Total deposits	$12,849,204	100	$12,013,641	100	7
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(1)	Excludes deposits held-for-sale of $128.5 million as of September 30, 2014.

*	Less than 1%

Total deposits at September 30, 2014 increased by $835.6 million from year end 2013, primarily driven by a 12% increase in money market accounts and a 5% increase in noninterest-bearing demand deposits. Consistent with prior years, we tend to experience cyclically strong deposit growth in the latter half of the year. The deposit balances of our commercial clients may fluctuate depending on their cash management and liquidity needs. The deposit to loan ratio was 111.3% at September 30, 2014 compared to 112.9% at December 31, 2013, and at both September 30, 2014 and December 31, 2013, 85% of our total assets were funded by deposits.

During 2014 we have undertaken initiatives that may create more deposit gathering opportunities including opening a new branch office in the suburbs of Chicago and establishing a specialized group to focus on providing banking services to bank and non-bank financial service companies.

Brokered time deposits totaled $1.4 billion at September 30, 2014, up $127.3 million from December 31, 2013. Brokered time deposits fluctuate based upon the Bank's general funding needs related to deposits, loans and other funding needs. Refer to Table 25 for further details on brokered deposits.

Public fund balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public clients to pledge collateral, primarily securities, in support of their balances on deposit. At September 30, 2014, we had public funds on deposit totaling $1.0 billion, of which approximately 20% were collateralized with securities. At December 31, 2013, public fund account balances totaled $965.4 million. Changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

Given the commercial focus of our business strategy, we offer a suite of deposit and cash management products and services that support our efforts to attract and retain commercial clients, resulting in a concentration of large, noninterest-bearing and interest-bearing deposits (which are typically larger than retail accounts) in our funding base. While we expect overall liquidity in the banking system to remain high while the economy recovers and market factors improve, the level of our commercial deposit balances may fluctuate significantly based on depositor needs and other economic, market or regulatory factors, including deposit insurance limits. If commercial deposit balances decline, we would expect to rely on other sources of liquidity, including wholesale funding.

The following table presents a comparison of our large deposit relationships as of the dates shown.

Table 24
Large Deposit Relationships
(Dollars in thousands)

	2014	2013
	September 30	December 31	September 30
Ten largest depositors:
Deposit amounts	$1,953,423	$2,078,273	$2,273,484
Percentage of total deposits	15%	17%	19%
$75 Million or More:
Deposit amounts	$2,991,840	$2,614,321	$2,620,139
Percentage of total deposits	23%	22%	22%
Number of deposit relationships	21	16	14
Percentage from financial services-related business (1)	48%	72%	71%
$50 Million or More:
Deposit amounts	$3,942,862	$3,260,544	$3,349,788
Percentage of total deposits	31%	27%	28%
Number of deposit relationships	36	27	26
Percentage from financial services-related business (1)	48%	62%	63%

(1)
Includes omnibus accounts from broker-dealer and mortgage companies containing funds of their customers, some of which may be eligible for pass-through deposit insurance, and some of which are classified as brokered deposits for regulatory purposes.

The amount and number of large deposit relationships at September 30, 2014 compared to December 31, 2013 was impacted by overall deposit growth, increases in large depositor account balances and the addition of new larger, non-financial services-related account relationships.

We take deposit concentration risk into account in managing our liquid asset levels. Liquid assets refer to cash on hand, federal funds sold and securities. Net liquid assets represent the sum of the liquid asset categories less the amount of such assets pledged to secure public funds and other deposits that require collateral, and for other purposes as required or permitted by law. Net liquid assets at the Bank were $2.7 billion and $2.4 billion at September 30, 2014 and December 31, 2013, respectively.

We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, selectively purchase securities and investments, and thereby decreasing or increasing wholesale funds. Deposit balances fluctuate as a result of client business and liquidity needs (which are in part cyclical), market and economic conditions, and the pricing and types of deposits offered by the Bank.

We first look toward internally generated deposits as our funding source for loan and asset growth. These deposits are generated principally through the development of long-term relationships with clients with specific focus on treasury management products. We also utilize FHLB funding and other wholesale funding, including traditional brokered time deposits, as needed to enhance liquidity and to fund asset growth.

Total brokered deposits, as defined for regulatory reporting purposes, were $2.9 billion, $2.6 billion and $2.9 billion at September 30, 2014, December 31, 2013 and September 30, 2013, respectively and represented 22% of total deposits at September 30, 2014 and December 31, 2013 and 25% at September 30, 2013. Total brokered deposits are comprised of traditional brokered time deposits, CDARS®, cash sweep program deposits and other deposits classified as brokered for regulatory purposes that may be reported in demand deposit accounts, money market accounts or time deposit accounts.

Traditional brokered time deposits are deposits that are primarily sourced from unrelated financial institutions by a third party. Traditional brokered time deposits can vary in term from one month to several years and can have the benefit of being a source of longer-term funding. Our asset/liability management policy currently limits our use of traditional brokered time deposits to levels no more than 25% of total deposits, and total brokered deposits (as defined for regulatory reporting purposes) to levels no more than 40% of total deposits. Traditional brokered time deposits were 5% and 3% of total deposits at September 30, 2014 and December 31, 2013, respectively.

The CDARS® deposit program allows clients to obtain FDIC deposit insurance for time deposits in excess of the FDIC insurance limits.

Cash sweep program deposits come from the Bank’s relationships with securities broker dealers (“BDs”). From time to time, the BDs’ clients may have cash in their accounts with the BDs pending re-investment in other securities or for liquidity needs. Pursuant to the cash sweep programs, the BDs allow their clients to elect to sweep idle cash into an omnibus bank deposit account established by the BD as agent or custodian for the benefit of its clients. The cash sweep program deposits are now classified as brokered deposits for regulatory reporting purposes. Unlike traditional brokered deposits, the cash sweep program deposits are not time deposits, but are generally maintained in money market accounts and may be eligible for FDIC pass-through insurance. The cash sweep program deposits are subject to contracts between the Bank and the BDs that establish terms of the deposits such as price and duration. Cash sweep program deposits have historically been a stable source of liquidity and totaled $1.5 billion, $1.3 billion and $1.4 billion at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Approximately 60% of the cash sweep program deposit balances at September 30, 2014 is from BDs who have had a deposit relationship with the Bank for more than 4 years.

The following table provides a comparison of brokered deposits by category for the periods presented.

Table 25
Brokered Deposits
(Dollars in thousands)

	2014	2013
	September 30	December 31	September 30
Interest-bearing demand deposits	$186,684	$178,088	$76,495
Money market accounts	1,341,706	1,201,117	1,399,130
Brokered time deposits:
CDARS (1)	597,449	711,412	755,167
Other	100,440	114,249	127,214
Traditional	663,393	408,365	548,429
Total brokered time deposits	1,361,282	1,234,026	1,430,810
Total brokered deposits	$2,889,672	$2,613,231	$2,906,435
Brokered deposits as a % of total deposits	22%	22%	25%

(1)
The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships. These deposits are classified as brokered time deposits for regulatory reporting purposes.

The following table presents our time and brokered time deposits as of September 30, 2014, with scheduled maturity dates during the period specified.

Table 26
Scheduled Maturities of Time and Brokered Time Deposits (1)
(Amounts in thousands)

Total
Year Ended December 31, 2014:
Fourth quarter	$512,748
2015	1,554,971
2016	278,017
2017	157,555
2018	122,308
2019 and thereafter	78,448
Total	$2,704,047

(1)	Excludes time deposits held-for-sale of $51.0 million at September 30, 2014.

The following table presents our time and brokered time deposits of $100,000 or more as of September 30, 2014, which are expected to mature during the period specified.

Table 27
Maturities of Time Deposits of $100,000 or More (1)
(Amounts in thousands)

September 30, 2014
Maturing within 3 months	$467,475
After 3 but within 6 months	404,728
After 6 but within 12 months	798,188
After 12 months	726,773
Total	$2,397,164

(1)	Excludes time deposits held-for-sale of $51.0 million at September 30, 2014.

Over the past several years in the generally low interest rate environment, our clients have tended to keep the maturities of their deposits short, and short-term certificates of deposit have generally been renewed on terms and with maturities of similar duration. In the event that time deposits are not renewed, we expect to replace those deposits with brokered time deposits or borrowed money sufficient to meet our funding needs.

Deposits held-for-sale

On October 8, 2014, we announced that we entered into an agreement to sell our branch office located in Norcross, Georgia. The transaction includes the sale of certain deposits totaling $128.5 million at September 30, 2014. These deposits were classified as held-for-sale at September 30, 2014.

Short-term and Secured Borrowings and Long-term Debt

Short-term borrowings at September 30, 2014 totaled $3.0 million, up $1.0 million from the $2.0 million at December 31, 2013. Short-term borrowings represent borrowings that mature in one year or less and consisted solely of FHLB advances at September 30, 2014 and December 31, 2013. We may continue to use FHLB advances to meet our funding needs, although we may choose to use brokered time deposits as an alternative depending on cost and certain other factors.

Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of September 30, 2014, these loan participation agreements totaled $3.6 million and $6.4 million at December 31, 2013. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition.

Long-term debt, which is comprised of junior subordinated debentures, subordinated debt, and the long-term portion of FHLB advances, totaled $656.8 million at September 30, 2014 and $627.8 million at December 31, 2013. During third quarter 2014, we entered into two FHLB advances totaling $30.0 million with a weighted average interest rate of 3.71%, due in September 2019. These advances provide for a one-time option in September 2016 to increase the amount outstanding up to $150.0 million each at the same fixed rate as the original advance. At September 30, 2014, the weighted average interest rate on the $287.0 million long-term portion of outstanding FHLB advances was 0.57%. The earliest scheduled maturity of long term-debt is $252.0 million of FHLB advances due in December 2015.

On October 8, 2014, we redeemed $75.0 million of the $143.8 million outstanding 10% Debentures. For a complete discussion of the redemption, refer to "Trust Preferred Securities and Long-term Debt Redemption - October 2014" within the Third Quarter Overview section presented at the beginning of Management's Discussion and Analysis.

In addition to on-balance sheet funding and other liquid assets such as cash and investment securities, we maintain access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day while others require advance notice. Funds that are immediately accessible include Federal Fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Availability of Federal Fund lines fluctuates based on market conditions and counterparty relationship strength. Unused overnight Fed Funds available totaled $625.0 million at September 30, 2014 and $520.0 million at December 31, 2013, respectively.

We had borrowing capacity of $770.6 million with the FHLB Chicago at September 30, 2014, of which $490.3 million was available, subject to the additional investment in FHLB Chicago stock required. The borrowing capacity is subject to change based on the availability of acceptable collateral to pledge and the level of our investment in FHLB Chicago stock. This borrowing source may be utilized by the Bank for short-term funding needs, including overnight advances, as well as long-term funding needs.

Repurchase agreements ("Repos") are also an immediate source of funding in which we pledge assets to a counterparty against which we can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer, but are regarded as short-term in nature.

The discount window at the FRB is an additional source of overnight funding. We maintain access to the discount window by pledging loans as collateral to the FRB. Funding availability is primarily dictated by the amount of loans pledged, but also impacted by the margin applied to the loans by the FRB. The amount of loans pledged to the FRB can fluctuate due to the availability of loans eligible under the FRB’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria. At September 30, 2014, we had $460.2 million in borrowing capacity through the FRB discount window’s primary credit program compared to $621.9 million at December 31, 2013. We had no borrowings outstanding as of September 30, 2014.

CAPITAL

Equity totaled $1.4 billion at September 30, 2014, increasing by $133.4 million compared to December 31, 2013, and is primarily due to net income for the nine months ended September 30, 2014 of $115.9 million, along with a $6.4 million increase in accumulated other comprehensive income, net of tax, which is mainly associated with an increase in market values on our available-for-sale investment portfolio.

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

Table 28
Capital Measurements
(Dollars in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For "Well-Capitalized" under FDICIA
	September 30, 2014	December 31, 2013	Ratio	Excess Over Regulatory Minimum at 9/30/14	Ratio	Excess Over "Well Capitalized" under FDICIA at 9/30/14
Regulatory capital ratios:
Total risk-based capital:
Consolidated	13.18%	13.30%	8.00%	$728,321	n/a	n/a
The PrivateBank	12.40	12.69	n/a	n/a	10.00%	$335,875
Tier 1 risk-based capital:
Consolidated	11.12	11.08	4.00	1,001,007	n/a	n/a
The PrivateBank	11.22	11.44	n/a	n/a	6.00	732,089
Tier 1 leverage:
Consolidated	10.70	10.37	4.00	978,622	n/a	n/a
The PrivateBank	10.79	10.70	n/a	n/a	5.00	844,033
Other capital ratios (consolidated) (1):
Tier 1 common equity to risk-weighted assets (2)	9.38	9.19
Tangible common equity to tangible assets	8.84	8.57

(1)	Ratios are not subject to formal FRB regulatory guidance and are non-U.S. GAAP financial measures. Refer to Table 29, "Non-U.S. GAAP Financial Measures" for a reconciliation to U.S. GAAP presentation.

(2)
For purposes of our presentation, we calculate this ratio under currently effective requirements and without giving effect to the final Basel III capital rules adopted and issued by the Federal Reserve Board in July 2013, which are effective January 1, 2014 with compliance required January 1, 2015.

n/a	Not applicable.

As of September 30, 2014, all of our $244.8 million of outstanding junior subordinated debentures held by trusts that issued trust preferred securities, which as a percentage of Tier 1 capital was 16%, are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital as defined under FRB regulations. Under the final regulatory capital rules issued in 2013, the Tier 1 capital treatment for the Company's trust preferred securities will be grandfathered, subject to the 25% limitation of Tier 1 capital. In the event we make certain acquisitions the Tier 1 capital treatment for these instruments will be subject to the phase-out schedule for bank holding companies with greater than $15 billion in total assets. All of our outstanding trust preferred securities are callable by us and we may, from time to time, redeem some or all of these securities with internal resources or with other instruments depending on market conditions and other factors.

On October 8, 2014, we redeemed $75.0 million of the $143.8 million outstanding 10% Debentures using available cash. On a proforma basis, after giving effect for the 10% Debenture redemption, the Company's total risked-based capital ratio and Tier 1 risk-based capital ratio would have been 12.64% and 10.58%, respectively, at September 30, 2014. Refer to Trust Preferred Securities and Long-term Debt Redemption - October 2014 discussion within the Third Quarter Overview of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further information on the redemption.

For a full description of our junior subordinated debentures and subordinated debt, refer to Notes 9 and 10 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

Dividends

We declared dividends of $0.01 per common share during the third quarter 2014, unchanged from 2013. Based on our closing stock price on September 30, 2014 of $29.91 per share, the annualized dividend yield on our common stock was 0.13%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 1.92% for the third quarter 2014 compared to 2.38% for the third quarter 2013. While we have no current plans to raise the amount of the dividends currently paid on our common stock, our Board of Directors regularly evaluates our dividend payout ratio, taking into consideration internal capital guidelines and our strategic objectives and business plans.

For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the "Supervision and Regulation" and "Risk Factors" sections of our 2013 Annual Report on Form 10-K.

Conversion of Nonvoting Common Stock

During the third quarter 2014, holders of 1.3 million shares of our nonvoting common stock converted such shares into an equal number of newly-issued shares of our voting common stock. The conversion was done in accordance with the terms of the non-voting common stock and in connection with the holders' sale of such newly-issued voting common stock.

Stock Repurchases and Shares Issued in Connection with Share-Based Compensation Plans

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. During the third quarter 2014, we repurchased 1,081 shares with an average value of $29.57 per share.

The Company issues shares from treasury, when available, or new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. The Company held 213 shares of voting common stock as treasury stock at September 30, 2014 and 274,000 shares at December 31, 2013. The reduction in treasury shares is primarily attributable to the annual granting of restricted stock awards in February 2014 as part of the Company's 2013 annual incentive and 2014 long-term incentive programs as well as for stock option exercises during the first nine months of 2014.

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

In addition to capital ratios defined by banking regulators, we also consider various measures when evaluating capital utilization and adequacy, including return on average tangible common equity, Tier 1 common equity to risk-weighted assets, tangible common equity to risk-weighted assets, tangible common equity to tangible assets, and tangible book value. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. All of these measures exclude the ending balances of goodwill and other intangibles while certain of these ratios exclude preferred capital components. Because U.S. GAAP does not include capital ratio measures, we believe there are no comparable U.S. GAAP financial measures to these ratios. We believe these non-U.S. GAAP financial measures are relevant because they provide information that is helpful in assessing the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of our capitalization to other similar companies. However, because there are no standardized definitions for these ratios, our calculations may not be comparable with other companies, and this may affect the usefulness of these measures to investors. Calculations of the Tier 1 common equity to risk-weighted assets ratio contained herein exclude the effect of the final Basel III capital rules adopted and issued by the Federal Reserve Board in July 2013, which are effective January 1, 2014 with compliance required January 1, 2015.

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

Table 29
Non-U.S. GAAP Financial Measures
(Amounts in thousands)
(Unaudited)

	Quarters Ended
	2014			2013
	September 30	June 30	March 31	December 31	September 30
Taxable-equivalent net interest income
U.S. GAAP net interest income	$116,758	$112,351	$108,752	$108,456	$105,835
Taxable-equivalent adjustment	811	744	800	840	818
Taxable-equivalent net interest income (a)	$117,569	$113,095	$109,552	$109,296	$106,653
Average Earning Assets (b)	$14,283,920	$13,936,754	$13,564,530	$13,472,632	$13,154,557
Net Interest Margin ((a)annualized) / (b)	3.23%	3.21%	3.23%	3.18%	3.18%
Net Revenue
Taxable-equivalent net interest income	$117,569	$113,095	$109,552	$109,296	$106,653
U.S. GAAP non-interest income	30,669	30,259	26,236	26,740	27,773
Net revenue (c)	$148,238	$143,354	$135,788	$136,036	$134,426
Operating Profit
U.S. GAAP income before income taxes	$65,701	$66,818	$55,531	$54,893	$54,219
Provision for loan and covered loan losses	3,890	327	3,707	4,476	8,120
Taxable-equivalent adjustment	811	744	800	840	818
Operating profit	$70,402	$67,889	$60,038	$60,209	$63,157
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$77,836	$75,465	$75,750	$75,827	$71,269
Net revenue	$148,238	$143,354	$135,788	$136,036	$134,426
Efficiency ratio (d) / (c)	52.51%	52.64%	55.79%	55.74%	53.02%
Adjusted Net Income
U.S. GAAP net income available to common stockholders	$40,527	$40,824	$34,505	$33,706	$33,058
Amortization of intangibles, net of tax	458	458	458	471	472
Adjusted net income (e)	$40,985	$41,282	$34,963	$34,177	$33,530
Average Tangible Common Equity
U.S. GAAP average total equity	$1,426,273	$1,378,581	$1,335,413	$1,300,893	$1,257,541
Less: average goodwill	94,041	94,041	94,041	94,477	94,494
Less: average other intangibles	6,996	7,749	8,506	10,074	10,865
Average tangible common equity (f)	$1,325,236	$1,276,791	$1,232,866	$1,196,342	$1,152,182
Return on average tangible common equity ((e) annualized) / (f)	12.27%	12.97%	11.50%	11.33%	11.55%

Non-U.S. GAAP Financial Measures (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Taxable-equivalent net interest income
U.S. GAAP net interest income	$337,861	$312,607
Taxable-equivalent adjustment	2,355	2,407
Taxable-equivalent net interest income (a)	$340,216	$315,014
Average Earning Assets (b)	$13,931,019	$13,013,825
Net Interest Margin ((a) annualized) / (b)	3.22%	3.19%
Net Revenue
Taxable-equivalent net interest income	$340,216	$315,014
U.S. GAAP non-interest income	87,164	87,250
Net revenue (c)	$427,380	$402,264
Operating Profit
U.S. GAAP income before income taxes	$188,050	$145,050
Provision for loan and covered loan losses	7,924	27,320
Taxable-equivalent adjustment	2,355	2,407
Operating profit	$198,329	$174,777
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$229,051	$227,487
Net revenue	$427,380	$402,264
Efficiency ratio (d) / (c)	53.59%	56.55%
Adjusted Net Income
U.S. GAAP net income available to common stockholders	$115,856	$89,243
Amortization of intangibles, net of tax	1,374	1,419
Adjusted net income (e)	$117,230	$90,662
Average Tangible Common Equity
U.S. GAAP average total equity	$1,380,422	$1,245,214
Less: average goodwill	94,041	94,506
Less: average other intangibles	7,745	11,640
Less: average preferred stock	—	—
Average tangible common equity (f)	$1,278,636	$1,139,068
Return on average tangible common equity ((e) annualized) / (f)	12.29%	10.67%

Non-U.S. GAAP Financial Measures (Continued)
(Amounts in thousands)
(Unaudited)

	2014			2013
	September 30	June 30	March 31	December 31	September 30
Tier 1 Common Capital
U.S. GAAP total equity	$1,435,309	$1,397,821	$1,343,246	$1,301,904	$1,273,688
Trust preferred securities	244,793	244,793	244,793	244,793	244,793
Less: accumulated other comprehensive income, net of tax	16,236	23,406	13,147	9,844	18,323
Less: goodwill	94,041	94,041	94,041	94,041	94,484
Less: other intangibles	6,627	7,381	8,136	8,892	10,486
Less: disallowed servicing rights	42	32	32	—	—
Tier 1 risk-based capital	1,563,156	1,517,754	1,472,683	1,433,920	1,395,188
Less: trust preferred securities	244,793	244,793	244,793	244,793	244,793
Tier 1 common capital (g)	$1,318,363	$1,272,961	$1,227,890	$1,189,127	$1,150,395
Tangible Common Equity
U.S. GAAP total equity	$1,435,309	$1,397,821	$1,343,246	$1,301,904	$1,273,688
Less: goodwill	94,041	94,041	94,041	94,041	94,484
Less: other intangibles	6,627	7,381	8,136	8,892	10,486
Tangible common equity (h)	$1,334,641	$1,296,399	$1,241,069	$1,198,971	$1,168,718
Tangible Assets
U.S. GAAP total assets	$15,190,468	$14,602,404	$14,304,782	$14,085,746	$13,869,140
Less: goodwill	94,041	94,041	94,041	94,041	94,484
Less: other intangibles	6,627	7,381	8,136	8,892	10,486
Tangible assets (i)	$15,089,800	$14,500,982	$14,202,605	$13,982,813	$13,764,170
Risk-weighted Assets (j)	$14,053,735	$13,506,797	$13,160,955	$12,938,576	$12,630,779
Period-end Common Shares Outstanding (k)	78,121	78,069	78,049	77,708	77,680
Ratios:
Tier 1 common equity to risk-weighted assets (g) / (j)	9.38%	9.42%	9.33%	9.19%	9.11%
Tangible common equity to risk-weighted assets (h) / (j)	9.50%	9.60%	9.43%	9.27%	9.25%
Tangible common equity to tangible assets (h) / (i)	8.84%	8.94%	8.74%	8.57%	8.49%
Tangible book value (h) / (k)	$17.08	$16.61	$15.90	$15.43	$15.05

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

The majority of our interest-earning assets are floating-rate instruments. At September 30, 2014, approximately 78% of the total loan portfolio is indexed to LIBOR, 17% of the total loan portfolio is indexed to the prime rate, and another 1% of the total loan portfolio otherwise adjusts with other reference interest rates. Of the $8.1 billion in loans maturing after one year with a floating interest rate, $1.4 billion are subject to interest rate floors, of which 92% are in effect at September 30, 2014 and are reflected in the interest sensitivity analysis below. It is anticipated that as loans renew at maturity, it will be difficult to maintain existing floors given the competitive environment. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed-rate loans and securities and interest rate swaps.

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

Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. These assumptions are periodically reviewed and updated in the context of various internal and external factors including balance sheet changes, product offerings, product mix, external micro- and macro-economic factors, anticipated client behavior and anticipated Company and market pricing behavior, all of which may occur in dynamic and non-linear fashion. During 2013 and 2014, we conducted historical deposit re-pricing and deposit lifespan/retention analyses and adjusted our forward-looking assumptions related to client and market behavior. Based on our analyses and judgments, we modified the core deposit product repricing characteristics and retention periods, as well as average life estimates, used in our interest rate risk modeling which reflects higher interest rate sensitivity of our deposits.

Based on our current simulation modeling assumptions, the following table shows the estimated impact of an immediate change in interest rates as of September 30, 2014 and December 31, 2013.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
September 30, 2014
Dollar change	$(17,315)	$17,968	$33,262	$65,600	$97,834
Percent change	-4.0%	4.2%	7.7%	15.2%	22.7%
December 31, 2013
Dollar change	$(6,961)	$14,815	$27,594	$57,644	$89,663
Percent change	-1.8%	3.7%	6.9%	14.5%	22.5%

The table above illustrates the estimated impact to our net interest income over a one-year period reflected in dollar terms and percentage change. As an example, if there had been an instantaneous parallel shift in the yield curve of +100 basis points on

September 30, 2014, net interest income would increase by $33.3 million or 7.7% over a twelve-month period, as compared to a net interest income increase of $27.6 million, or 6.9%, if there had been an instantaneous parallel shift of +100 basis points at December 31, 2013. The increase in the overall interest rate asset sensitivity at September 30, 2014 compared to December 31, 2013, is primarily due to an increase in the interest rate sensitivity of our assets since year end. Rate sensitive assets, particularly loans indexed to short term rates and Fed Funds, increased during the nine months ended September 30, 2014. The increase was funded by less rate sensitive liabilities, primarily deposits. Though modification of assumptions and continued expansion of the hedging program partially offset increases in sensitivity, overall asset sensitivity still increased during 2014 due to asset and liability compositional changes. Based on the modeling, the Company remains in an asset sensitive position and would benefit from a rise in interest rates. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2014, there were various other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Before making a decision to invest in our securities, you should carefully consider the information discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, regarding our business, financial condition or future results, together with the following discussion that supplements and supersedes in relevant part certain information contained in the Annual Report. You should also consider information included in this report, including the information set forth in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements."

Following the adoption of the Dodd-Frank Act, banks have been subject to heightened regulatory scrutiny including compliance with consumer protection laws and regulations; failure to satisfy regulatory expectations may subject us to supervisory enforcement actions.

We are subject to extensive supervision, regulation and examination. Bank regulatory authorities have substantial supervisory and enforcement authority to address compliance with applicable laws and regulations (including laws and regulations governing consumer credit, fair lending, privacy, information security and anti-money laundering and anti-terrorism laws). In this regard, there is increasing attention by federal regulatory authorities regarding compliance with consumer lending laws and regulations, particularly with respect to "unfair, deceptive or abusive" acts and practices as well as alleged fair lending violations based on claims of disparate treatment or disparate impact on minority groups in connection with consumer lending activities. Failure to comply with laws, regulations, or new consumer protection standards applicable to us or the expectations of our regulators relating to compliance practices could result in regulatory sanctions, civil money penalties or adverse actions against us, which in turn could increase our compliance burden and costs of doing business, restrict our ability to expand our business or result in damage to our reputation.

While we have consistently supported our communities through community development lending in low and moderate income areas across our assessment areas, through investments in affordable housing initiatives including affordable home loans, through financial contributions to community groups and through significant volunteer service by our employees and management teams, our residential lending volume in certain communities during 2010 through 2012 was lower than expectations. In response, we have created a dedicated community lending team and have invested in expanded marketing and advertising to strengthen our mortgage lending outreach to underserved borrowers and communities across our market areas. As a result of these efforts, we have improved our direct residential mortgage lending activity in the targeted markets and we continue to focus on enhancing our community lending efforts and fair lending compliance programs. We do not anticipate that the costs of our actions to address these issues will be material to our financial results. While we are committed to maintaining effective compliance programs that satisfy regulatory expectations, we could be subject to supervisory enforcement action, including potential civil money penalties, in light of past lending activity. Although not material to the execution of our current business plans or organic growth strategy, we would need to resolve regulatory concerns before pursuing mergers or acquisitions or other expansion that requires prior regulatory approval.

The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, and the shape of the yield curve.

During the last few years, the Federal Reserve has been involved in a series of domestic monetary policy initiatives in response to economic conditions, including the purchase of U.S. treasury securities commonly known as “quantitative easing” (“QE”). Among other things, quantitative easing strategies are intended to create or maintain a low interest rate environment and to stimulate economic activity, and have caused interest rates to be lower than they would have been without such involvement. The Federal Reserve has been gradually tapering off the program since mid-2013, and has indicated that QE will be phased out in the fourth quarter of 2014. The impact of a reduction or the end of QE is a source of ongoing uncertainty because it may have an impact on the level and direction of interest rates, the level and cost of deposits and liquidity levels in the financial system in general and the banking system in particular, which may disrupt financial markets and could adversely impact the level and cost of our deposits, the value of our investment securities portfolio or general economic conditions. In addition, we expect there will continue to be significant competition for deposits which may also impact our cost of deposits. A sharp movement up or down in interest rates could have a significant, adverse impact on our operating results. See also “Risk Factors - We may be adversely affected by interest rate changes or an extended period of continued low interest rates” in our 2013 Annual Report on Form 10-K.

The success of our business is dependent on ongoing access to sufficient and cost-effective sources of liquidity.

We depend on access to a variety of funding sources to provide sufficient liquidity to grow our loan portfolio, meet our lending commitments and other business needs and accommodate the transaction and cash management needs of our clients, including client draws on unused lines of credit. We had a total of $5.6 billion of unfunded commitments to extend credit, including obligations to issue letters of credit, as of September 30, 2014. It is difficult to predict when clients may draw on such commitments or the impact such draws may have on our liquidity needs. Our deposit base is relatively concentrated in large commercial relationships. The loss of large client relationships could negatively impact our liquidity. At September 30, 2014, we had 21 client relationships with greater than $75 million in deposit balances and our ten largest depositor accounts totaled $2.0 billion, or 15% of total deposits. Currently, our primary sources of liquidity are client deposits, large institutional deposits, and wholesale market-based borrowings, including brokered deposits. In addition to on-balance sheet liquidity and funding, we maintain access to various external sources of funding. These external sources of funding include Federal Funds counterparty lines with unaffiliated banks, repurchase agreements, the discount window at the Federal Reserve Bank, Federal Home Loan Bank ("FHLB") borrowings and the brokered deposit market. Our ability to access these external sources depends on availability in the market place and a number of factors such as counterparty relationship strength in the case of Federal Funds counterparty lines and repurchase agreements or the availability of loans eligible for pledging as collateral as required under the Federal Reserve's and the FHLB's lending arrangements (e.g., stipulations of documentation requirements, credit quality, payment status and other criteria). If our primary sources of liquidity are insufficient and we are unable to adequately access external sources, we may be required to increase our on−balance sheet liquidity and funding by accessing the capital markets, which may not be cost effective or may have a dilutive effect on our shareholders.

Also, the federal banking agencies have proposed new liquidity standards that could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity, and/or increase our holdings of liquid assets. As part of the Basel III capital process, the Basel Committee on Banking Supervision has finalized a new liquidity standard, a liquidity coverage ratio (“LCR”), which requires a banking organization to hold sufficient "high quality liquid assets" to maintain adequate liquid assets to meet potential funding needs for a 30 calendar day liquidity stress scenario. Although the proposal will not apply directly to us because we have less than $50 billion in assets, the substance of the proposal may inform the regulators' assessment of our liquidity, and may cause secondary impact in the markets in which we actively participate as well as the competitive environment, including the pricing for deposits, in which we operate. We could be required to reduce our holdings of illiquid assets and increase our level of core deposits, which may adversely affect our operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company's monthly common stock purchases during the quarter ended September 30, 2014, which are solely in connection with the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock and stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1 - July 31, 2014	616	$29.87	—	—
August 1 - August 31, 2014	252	28.44	—	—
September 1 - September 30, 2014	213	30.05	—	—
Total	1,081	$29.57	—	—

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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 7, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: November 7, 2014