Form 10-K
period 2014-12-31
PRIVATEBANCORP, INC
filed 2015-03-02
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2014, determined using a per share closing price on that date of $29.06, as quoted on The Nasdaq Stock Market, was $2,154,565,430.
As of February 27, 2015, there were 78,509,422 shares of the issuer’s voting common stock, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

FORM 10-K

PART I

ITEM 1. BUSINESS

PrivateBancorp, Inc.

PrivateBancorp, Inc. ("PrivateBancorp," we or the "Company"), was incorporated in Delaware in 1989 and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The PrivateBank and Trust Company (the "Bank" or the "PrivateBank"), our bank subsidiary, was opened in Chicago in 1991. We provide customized financial services to middle market companies, as well as business owners, executives, entrepreneurs and families in all the markets and communities we serve.

The last seven years have been transformative for our Company. In late 2007, we hired a group of senior commercial middle market banking executives from a large Chicago-based financial institution and have since built a team of experienced banking professionals to serve our clients and position us well for the future. We are predominantly a commercial middle market bank, with community banking and private wealth capabilities to meet our clients’ comprehensive needs and to serve our markets.

As we have grown, we have expanded into multiple geographic markets. Today, we have 34 offices located in ten states, primarily in the Midwest, with a majority of our business conducted in the greater Chicago market. We employed 1,168 full-time employees at December 31, 2014.

Business Focus

Our vision for the Company is to be the bank of choice in the Midwest for middle market companies. Our goal is to develop meaningful long-term client relationships by delivering high-quality and specialized products and services across our entire platform. Our seasoned banking team, some with more than 30 years of banking experience, serves our clients through a high-touch, relationship-based approach to deliver customized solutions to meet our clients’ needs.

Our growth strategy is primarily focused on organic growth across our lines of business. We continue to focus on developing new areas of specialization as part of our growth plans, selectively adding key personnel with relevant industry experience. We may also consider selective acquisitions from time to time, which may include retail deposit franchises, to diversify our overall funding base, as we seek to increase stable core deposits, to gain market share, and/or augment our product offerings.

Commercial Banking

Our commercial banking group focuses on the specific needs of middle market companies primarily based in the Midwest. We serve a broad range of industries through our commercial banking teams, such as manufacturing, transportation and wholesale distribution, as well as our specialized banking groups, which include healthcare, architecture, engineering and construction, asset-based lending, and security industry financing. Consistent with our relationship banking strategy, we focus on selling multiple products and services to our commercial clients.

Illinois and National Commercial Banking. The Illinois commercial banking group targets primarily Illinois-based middle market commercial clients with approximately $10 million to $2 billion in annual revenue, although the majority of our clients generate $20 million to $500 million in revenue annually. During 2014, commercial and industrial loans increased $832.4 million, of which approximately $640 million related to the Illinois commercial banking group.

The Illinois commercial banking group includes our specialty banking groups focused on specific industry groups in healthcare, asset-based lending, construction and engineering, security industry finance, insurance and financial institutions and technology. Our specialty banking groups employ relationship managers with relevant industry experience and specialized knowledge, providing tailored banking solutions to fit the unique needs of these clients. While our specialty groups market primarily to Illinois-based companies, many of these businesses are national in scope. Healthcare is the largest groups within our commercial lending business, and we have a specialized niche in the assisted living, skilled nursing, and residential care group of this industry. Lending relationships to these providers tend to be larger extensions of credit and are primarily to for-profit businesses. Some of our specialty business groups, such as construction and engineering and financial institutions, tend to serve smaller borrowers and provide an attractive source of funding for us. We have pursued new opportunities to add specialized industry knowledge among our client relationship managers, with the addition of a team in 2013 focused on financial institutions, and a team in 2014 focused on the technology industry.

The national commercial banking group consists of commercial banking sales teams in markets outside of Illinois, including in those markets where we maintain a banking office or business development office. Having offices outside of our core Illinois presence helps us build our brand, diversify our geographical exposure, and strengthen client relationships. This group serves clients with approximately $10 million to $2 billion in annual revenue.

Commercial Real Estate. Our commercial real estate business focuses on the needs of commercial real estate professionals, including professional commercial and multi-family real estate developers and investors. The majority of our clients are based within our geographic footprint, although properties financed may be located in other regions. We provide funding for construction, acquisition, redevelopment, working capital, and refinancing of retail, industrial, office and multifamily properties and student housing. Our commercial real estate specialists are located in the Chicago, Denver, Detroit, Milwaukee, Minneapolis and St. Louis markets.

Treasury Management. We provide comprehensive services for our commercial clients to help them manage their cash and liquidity, including receivables and payables services, reporting, reconciliation and data integration solutions and demand deposit account and/or investment options for optimizing cash balances. During 2014, we earned treasury management fees of $27.5 million, increasing 11% from 2013. As of December 31, 2014, 74% of our commercial clients had a treasury management relationship with us.

Our clients receive a credit against treasury management fees based on an earned credit rate we apply to their noninterest-bearing deposit balances. We may change that rate from time to time and this, as well as interest rate changes, could impact the balances our clients maintain in noninterest-bearing accounts as well as the amount of the earnings credit they receive. Either of these factors could cause the amount of treasury management fees to vary.

Capital Markets. We assist clients with their risk management objectives by providing interest rate and foreign exchange services. With respect to interest rate hedging, we offer clients interest rate swaps, caps, floors and collars, interest rate swaptions and cancellable interest rate swaps. To assist clients with their currency management, we offer foreign currency wire transfers and facilitate collection of foreign currency drafts and checks, and to address currency fluctuations, we offer clients foreign exchange forwards, window forwards, swaps and options. Prior to the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), these products were traded over-the-counter in a largely unregulated derivatives market. The Dodd-Frank Act significantly reformed the regulatory structure of this market and much of our capitals market business is now subject to regulatory requirements relating to mandatory clearing, trade execution, disclosure, client eligibility and reporting. See "Supervision and Regulation" for more information about Dodd-Frank Act changes.

During 2014, we earned capital market fees (including credit valuation adjustments) of $18.0 million, representing a decline of 13% over the prior year. Our capital markets transaction volume is driven by client demand, which is influenced by their outlook on changes in interest rates.

Syndications. Our syndications team helps us generate fee revenue and strategically manage our loan portfolio. In larger transactions, we may arrange loans on a best efforts basis (in which we commit to extend only a portion of the total credit commitment, pro-rata with other banks, and the borrower obtains the full credit request only if the syndications team arranges sufficient commitments from other banks) or we may fully underwrite credit facilities (in which we commit to lend the full credit facility to the client but then following the initial closing, syndicate portions of that credit to other banks). In this way, syndications allow us to reduce credit exposure to certain client relationships and/or decrease loan concentrations by industry, type or size. We earn various fees from syndicated transactions, including loan origination fees and fees for arranging and administering the syndication transaction.

Total syndication fee revenue was $19.5 million in 2014, compared to $13.4 million in 2013. Syndication fees can fluctuate from quarter to quarter depending on market conditions, loan origination activity and portfolio management decisions. During 2014, we participated in 77 syndicated loan transactions (23 of which we led or co-led), totaling $3.5 billion in commitments, of which we retained $1.3 billion in commitments. During 2014, our syndication fee revenue came primarily from loans originated in our Illinois commercial banking group (49%), commercial real estate group (28%) and national commercial banking group (23%).

Community Banking

Our Community Banking group serves the personal, mortgage and small business banking needs in the markets where we have banking office locations. Community banking typically targets individual clients with up to $250,000 in investable assets, borrowers who need up to $3.5 million in credit, and/or businesses with revenue of up to $10 million annually.

Retail Banking. Through a network of 24 banking office locations, primarily in the greater Chicago market, community banking provides personal and business banking and investment products and services including checking, savings, money market, certificates of deposit ("CDs"), residential home mortgages, home equity loans and lines of credit. We also offer deposit products through The Palladian PrivateBank, our online banking portal.

In 2014, we opened a de novo banking office in Lincolnwood, Illinois, taking advantage of an opportunity to expand our banking office network in the greater Chicago area in an effort to increase retail deposits.

Residential Mortgage Banking. We offer a full range of residential mortgage loans for purchasing or refinancing 1-4 family residential properties, and have sales teams in the Chicago, St. Louis, Milwaukee, and Detroit markets. We generally use a correspondent model in which we originate loans and then sell the majority of these loans in the secondary market based on the underwriting standards of investors who then service them. We make certain representations and warranties to the purchasers of the loans upon sale, many centering on the quality of our review of borrower information and underwriting processes. If we are found to have breached these representations (for example, if we did not correctly adhere to compliance requirements or the purchaser's underwriting standards), we could be required to repurchase the outstanding amount of the applicable loan. To mitigate this risk, we focus significant attention on the thoroughness of the origination processes. The losses arising from these limited recourse obligations in 2014, 2013 and 2012 were not material. We originate and retain some mortgages in our portfolio, primarily jumbo or nonconforming loans or a small number of loans which our investors ultimately decide not to purchase. We do not service loans for other entities at this time. At December 31, 2014, we employed 39 residential mortgage loan originators. We originated and sold approximately $359.6 million of first mortgage loans during 2014, compared to $514.7 million in 2013. In addition, we employ seven mortgage originators who specialize in reverse mortgages and we broker reverse mortgages for sale to third parties.

The Consumer Financial Protection Bureau (the "CFPB"), which was created under the Dodd-Frank Act and has broad rule-making authority for a wide range of consumer protection laws, promulgated certain rules imposing new requirements on mortgage origination, mortgage servicing, mortgage originator compensation, appraisals and disclosures which went into effect in January 2014. These new rules have significantly impacted the mortgage industry, increased the cost of doing business, and limited the types of mortgage products we offer. In general, the mortgages we originate and sell to investors qualify for the regulatory safe harbor under the ability to repay rules, although we do offer mortgages under certain underwriting criteria to borrowers who the Bank has determined have the ability to repay those loans, but whose loans do not satisfy the safe harbor requirements. See "Supervision and Regulation" for additional information about the implications of the Dodd-Frank Act changes.

Small Business Banking. Small business banking responds to the banking needs of small businesses, as well as their owners and executives, while targeting business clients with revenue of up to approximately $10 million annually. This group operates primarily through a Chicago-based team and offers loans and treasury management services and products similar to those of our commercial banking group, but on a smaller scale. We may consider further expansion in other regions. Our strategy for small-business banking includes using our network of banking office locations and our team of business bankers to attract new small-business clients in order to grow our loan portfolio and funding base and serve the communities where we operate. This client acquisition strategy includes targeted sales programs, marketing campaigns, community involvement and client referrals. Where small business owners have significant personal assets, we seek opportunities to refer them to our private wealth group and its dedicated team of private bankers. Over the past several years, we have hired an experienced leader and increased the number of business bankers dedicated to small-business banking.

We continue to develop our community banking platform as part of our goal to attract core deposits, one of our primary funding sources to support our commercial lending. As of December 31, 2014, deposits from community banking clients comprised 15% of our total deposits compared to 14% as of December 31, 2013.

Private Wealth

Our private wealth business serves two main client segments, high net-worth clients (those with more than $1 million in investable assets) and corporate/institutional clients which are for-profit and not-for-profit companies and organizations. For individuals, we offer private banking, asset investment management, and financial planning and trust services. For corporate/institutional clients, we offer investment management, retirement plan services (401k), custody and escrow transactions.

We offer our private wealth services mostly in the Chicago market and from our banking offices in St. Louis, Milwaukee and Detroit, where we have full service private wealth teams. We focus on cross selling private wealth services to executives and business owners who have a commercial banking relationship with us. As of December 31, 2014, 22% of our commercial clients have a private wealth relationship with us.

Private Banking. Our private banking services deliver a full range of banking solutions including deposits, loans, and lines of credit for personal and business purposes including residential secured loans, lines secured by marketable securities, and other secured and unsecured lines of credit.

Asset Management. We act as fiduciary and investment manager for individual and corporate clients, which includes creating asset allocation strategies tailored to each client's unique situation while using third-party investment managers to execute these strategies. For managed assets, we offer financial advice and act either in a trustee or agency capacity. Custody and escrow services involve administering and safeguarding assets but do not involve providing financial advice, and those assets are considered non-managed. Under regulatory requirements, certain companies are required to use a "qualified custodian," such as the Bank, for the administration and custody of their clients' assets. Fees earned on "qualified custodian" and escrow assets are typically a flat fee structure and are significantly lower than fees recognized on standard escrow, custody and managed assets, which generally command a higher fee based on the market value of the assets on the last day of the prior quarter or month and are therefore subject to volatility. Total assets under management and administration ("AUMA") increased from $5.7 billion at December 31, 2013 to $6.6 billion at the end of 2014. Approximately 90% of our asset management fee revenue for 2014 related to managed assets.

Lending Activities

We provide a range of commercial, real estate and personal lending products and services to our clients. While the majority of our client relationships are Midwest-based, many of our clients do business outside the Midwest.

We have adopted comprehensive credit policies that include credit underwriting standards customized for the types of loans we make. The goal of our lending program is to meet the credit needs of our diverse client base while using sound credit principles to protect our asset quality. We strive to provide a reliable source of credit, a variety of lending alternatives, and sound financial advice to our clients. When extending credit, our decisions are based upon our evaluation of the client's ability to repay the loan, as well as the value of any collateral securing the loan. Our assessment of the quality and integrity of the borrower are also key considerations in the loan approval process. Our bankers monitor loan performance and maintain regular contact with our clients. Our credit risk management team manages and monitors the loan portfolio, including performing, nonperforming, and stressed credits, and provides workout and nonperforming asset disposition-related activities. Concentrations by industry, collateral type or size are also monitored as part of our credit risk management process.

In conjunction with our commercial middle market focus, our lending activities sometimes involve larger credit relationships. Depending on collateral values, success of a workout strategy or the ability of a borrower to return to performing status, the unexpected occurrence of an event or development adversely impacting one or more of our large clients could materially affect our results of operation and financial condition.

Client Relationships with Commitments > $25 Million
(Dollars in thousands)

	December 31,
	2014	2013
Commitments > $25 million
Number of client relationships > $25 million	136	104
Percentage that are commercial and industrial businesses	88%	85%
Total commitments > $25 million	$4,339,470	$3,317,152
Funded loan balances	$2,301,805	$1,783,136
Funded loan balances as a percent of total loan portfolio	19%	17%

Of our largest commitments, six unique borrowers with commitments of $50 million or more represented $339.0 million in total commitments at December 31, 2014 with $71.1 million in loans outstanding, compared to five unique borrowers at December 31, 2013 with $302.8 million in total commitments and $15.9 million in loans outstanding. These relationships with commitments of more than $50 million are subject to increased scrutiny in our credit approval process.

In the normal course of our business, we may use syndications to decrease our credit exposure to clients or loan concentrations by industry, type or size. We also participate in loan transactions that involve a number of banks, primarily to maintain and build client relationships with a view to cross-selling products and originating loans for the borrowers in the future. Although we may strive to lead or co-lead the arrangement, we will also participate with other banks when we have a pre-existing relationship with the borrower. Facilities greater than $20 million shared by three or more federally supervised financial institutions are defined as

Shared National Credits (“SNCs”) and are typically led by larger institutions. Of our $11.9 billion in total loans outstanding at December 31, 2014, we were party to $4.0 billion of loans with other financial institutions. Included in this amount is $2.5 billion in SNC's, and $1.6 billion in held balances that were led or co-led by us. SNC transactions are typically led by larger institutions.

Commercial

At December 31, 2014, commercial loans comprised 66% of our loan portfolio. Average commercial loan balance per borrower was $3.5 million and $3.4 million for the years ended December 31, 2014 and 2013, respectively. Our commercial loan portfolio includes lines of credit to businesses for working capital needs, term loans, and letters of credit. Included in our commercial loan portfolio are certain non-residential owner-occupied commercial real estate loans where the cash flows from the owners' businesses serve as the primary source of loan repayment. We have a diversified commercial loan portfolio and serve clients in a variety of industries, including manufacturing, healthcare, professional services, transportation and wholesale distribution.

Our commercial lines of credit typically are limited to a percentage of the value of the assets securing the line, and are typically priced using a floating-rate formula. In general, lines of credit are reviewed annually and are supported by accounts receivable, inventory and/or equipment. Depending on the risk profile of the borrower, we may require periodic reports of receivables and inventory and equipment listings to verify the quality of the borrowing base prior to advancing funds. Our term loans are typically secured by the assets of our clients' businesses and have maturities between one to five years, with either floating or fixed-rates of interest. We issue standby or performance letters of credit, and are able to service the international needs of our clients through correspondent banks. We use the same underwriting standards for letters of credit and other unfunded commitments that we use for funded loans.

Commercial loans contain risks unique to the business and market of each borrower. In order to mitigate these risks, we seek to gain an understanding of the business and industry of each borrower; require appropriate reporting, financial, and/or operating covenants; and regularly evaluate our collateral position. Our commercial lending underwriting process includes an evaluation of the borrower's financial statements and projections with an emphasis on operating results, cash flow, liquidity and underwriting ratios, as well as the collateral value, to determine the level of creditworthiness of the borrower. These loans may be secured by a first priority security interest in the assets of the borrower and may require the support of a personal guarantee of one or more of the principals of the borrower. From a risk management standpoint, whether the commercial loans are originated within commercial banking or small-business banking, substantially the same credit policies are applied.

Commercial Real Estate

At December 31, 2014, commercial real estate loans comprised 25% of our loan portfolio. Average loan balance per borrower was $4.0 million and $3.3 million for the years ended December 31, 2014 and 2013, respectively. Our commercial real estate portfolio is comprised of loans secured by various types of collateral including 1-4 family non-owner occupied housing units located primarily in our target market areas, multi-family real estate, office buildings, warehouses, retail space, mixed use buildings, and vacant land, the bulk of which is held for long-term investment or development. Commercial real estate loans are typically floating-rate, with a term of one to five years, and are usually refinanced with permanent financing from other lenders.

Risks inherent in real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and documentation and the general economic condition of the market in which the collateral is located. To mitigate these risks, we obtain and review appraisals of the property and we assess the ability of the cash flow generated from the collateral property to service debt, the significance of any outside income of the borrower or income from other properties owned by the borrower, and the strength of guarantors, as applicable.

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

Construction

At December 31, 2014, construction loans comprised 3% of our loan portfolio. Average loan balance per borrower was $3.3 million and $3.4 million for the years ended December 31, 2014 and 2013, respectively. Our construction loan portfolio consists of single-

family residential properties, multi-family properties, and commercial projects, and includes both investment properties and properties that will be owner-occupied.

As a product group, we believe construction loans have the highest inherent risk. We closely monitor the status of each construction loan throughout its term to mitigate these risks. We also seek to manage these risks by, among other things, ensuring that the collateral value of the property throughout the construction process does not fall below acceptable levels, ensuring that funds disbursed are within parameters set by the original construction budget, and properly documenting each construction draw. Typically, we require full investment of the borrower's equity in construction projects prior to injecting our funds. Generally, we do not allow borrowers to recoup their equity from the sale proceeds of a finished product, if applicable, until we have recovered our funds on the overall project.

Residential, Home Equity, and Personal

At December 31, 2014, residential, home equity, and personal loans comprised 6% of our loan portfolio. Average loan balance per borrower was $173,000 and $281,000 for the years ended December 31, 2014 and 2013, respectively.

Residential Mortgage. Residential mortgage loans are secured by 1-4 family residential properties generally located in the same markets as our mortgage sales centers; however, we do occasionally lend outside these areas. We sell the majority of the residential mortgage loans we originate into the secondary market.

Other Consumer Loans. The majority of our other consumer loan portfolio is comprised of home equity loans and lines of credit, and, to a lesser extent, car loans (mostly for used cars) and secured and unsecured consumer loans, often used to fund educational costs or to consolidate debt. Home equity loans and lines of credit are generally secured by second mortgages on 1-4 family residential properties. We do not sell the home equity loans or lines of credit to investors. Other consumer loans include secured and unsecured consumer loans, the majority of which are term loans. Consumer loans generally have shorter terms and lower balances with higher yields as compared to residential real estate loans. Our personal loan portfolio consists largely of loans for investment asset acquisition (which may be secured by marketable or nonmarketable investment securities) and for general liquidity purposes, including lines of credit which may be unsecured. As of December 31, 2014, personal loans comprised 2% of total loans.

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

Deposits

We rely on a relationship-driven approach to generate deposits and we regard deposits as our primary source of funding. Our total deposits increased from $12.0 billion at December 31, 2013 to $13.1 billion at year-end 2014. We have built a suite of deposit and cash management products and services that support our efforts to attract and retain commercial depositors. Commercial deposits are held in various deposit products we offer, including interest-bearing and non-interest bearing demand deposits, time deposits, savings and money market accounts. In addition to corporate deposits, through our community banking and private wealth groups, we offer a variety of personal banking products, including checking, savings and money market accounts and CDs, which serve as an additional source of funding.

Given the commercial focus of our core business, a majority of our deposit base is comprised of corporate accounts, which are typically larger than retail accounts. Further, we have a relatively small number of commercial depositors that maintain substantial balances with us, resulting in concentrations of large deposits. Of our large deposit relationships shown in the table below, more than half of the deposits are from financial-services related businesses.

Large Deposit Relationships
(Dollars in thousands)

	December 31,
	2014	2013
Ten largest depositors:
Deposit amounts	$2,225,641	$2,078,273
Percentage of total deposits	17%	17%
$75 Million or More:
Deposit amounts	$3,285,598	$2,614,321
Percentage of total deposits	25%	22%
Number of deposit relationships	22	16
Financial services-related businesses greater than $75 million to total deposits	14%	15%
$50 Million or More:
Deposit amounts	$3,870,857	$3,260,544
Percentage of total deposits	30%	27%
Number of deposit relationships	32	27
Financial services-related businesses greater than $50 million to total deposits	15%	17%

We also maintain access to a number of wholesale funding sources including brokered deposits, which we use as needed to fund asset growth and manage liquidity. Total brokered deposits, as defined for regulatory purposes, were $3.3 billion and $3.0 billion at December 31, 2014 and 2013, respectively and represented 25% of total deposits at both December 31, 2014 and 2013.

For information regarding our deposits, see "Funding and Liquidity Management" of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 9 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Investment and Hedging Activities

We maintain a managed investment securities portfolio intended to provide liquidity, maximize risk-adjusted total return, and provide a means to modify our asset/liability position as deemed appropriate. We invest primarily in residential mortgage-backed securities and collateralized mortgage obligations backed by U.S. Government-owned agencies or issued by U.S. Government-sponsored enterprises, which totaled 76% of our investment portfolio at December 31, 2014. We also invest in bank-qualified tax-exempt obligations of state and local political subdivisions, which totaled 13% of our investment portfolio at December 31, 2014. We may also invest in U.S. Treasury, U.S. Agency or high grade municipal securities. The investment portfolio is one of the tools used to manage our net asset/liability position in an attempt to mitigate the interest rate risk sensitivity and characteristics of the loan portfolio. For information regarding our investment portfolio, see "Investment Portfolio Management" of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 3 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

We also use interest rate derivatives as part of our asset/liability management strategy to hedge interest rate risk in our primarily floating-rate loan portfolio to essentially convert certain floating-rate commercial loans to fixed-rate in order to reduce the variability in forecasted interest cash flows due to market interest rate changes. Depending on market conditions, we may expand or reduce this program and enter into additional interest rate swaps. For more information regarding our use of these cash flow hedges, and the potential impact on interest income and other non-interest income on our Consolidated Statements of Income, see Note 18 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Competition

We do business in the highly competitive financial services industry. In each of our geographic markets, we compete for loans, deposits, wealth management and other financial services and products with regional, national, and international commercial banks, thrifts, credit unions, investment banks, brokerage firms, money managers, and other providers of financial products and services. The greater Chicago market is particularly competitive as a number of financial services companies are attempting to capitalize on opportunities in the commercial middle market space that have arisen as a result the fragmented nature of the Chicago market and the dislocation of customers as area banks have consolidated. While we face pressure on pricing and loan terms for favorable commercial lending relationships, we seek to remain disciplined on pricing and structure.

Many of the products and services offered in the financial services industry have become commoditized over the past few years and, therefore, competition for clients is very strong. Given the changing nature of the banking industry, we could experience increased competition for deposits from a variety of sources including investment banks and finance companies. For private wealth services, we compete with local, regional and national brokerage firms, wealth consulting firms and investment managers, any of which may be either standalone entities or part of larger financial services institutions. Because our private wealth division does not create or offer its own propriety investment products, we are not incentivized to encourage clients to purchase our products, thereby enhancing the independent nature of our advice. In residential mortgage banking, we compete not only with commercial banks, both large and small, that operate in our locations, but also with mortgage brokers of various sizes. In all areas, we work to distinguish ourselves through consistent delivery of superior levels of service, customized solutions and responsiveness expected by our clients.

Some of our competitors are not subject to the same degree of regulation as that imposed on bank holding companies and federally insured state chartered banks, and may be able to price loans, deposits and other products and services more aggressively. In addition, other competitors, because of their size or retail banking office networks, may have greater access to lower cost capital and/or deposits and therefore may be able to compete more effectively on loan pricing or terms.

We also face competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees and retain and motivate existing employees.

For more information on competition-related and other risks facing the Company, see "Risk Factors" in Item 1A of this Form 10-K.

Segments

For information regarding our business segments, which include Banking, (commercial banking, community banking and the private banking business within private wealth), Asset Management and Holding Company Activities, see "Operating Segments Results" of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 21 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

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

PrivateBancorp is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the "FRB") pursuant to the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act of 1956, as amended, and the regulations issued thereunder are collectively referred to as the "BHC Act"), and we are subject to regulation, supervision and examination by the FRB. The Bank is an Illinois state-chartered bank and as such, is subject to supervision and examination by the Illinois Department of Financial and Professional Regulation. As a FRB non-member bank, the Bank's primary federal regulator is the FDIC.

Recent Developments

Capital Requirements - Changes to Implement Basel III Capital Rules Effective for 2015

Historical Regulatory Capital Requirements in Effect as of December 31, 2014. PrivateBancorp is subject to the regulatory capital requirements administered by the FRB, and, for the Bank, the FDIC. The federal regulatory authorities’ risk-based capital guidelines in effect as of December 31, 2014 were based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements were intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations were required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations were assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, was classified in one of two tiers, depending on type:

•
Core Capital (Tier 1). Tier 1 capital included common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level), less goodwill, most intangible assets and certain other assets; or

•
Supplementary Capital (Tier 2). Tier 2 capital included, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

PrivateBancorp, like other bank holding companies, was required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). The Bank, like other depository institutions, was required to maintain similar capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios had to be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

Bank holding companies and banks were also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitated a minimum leverage ratio of 3.0% for bank holding companies and non-member banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and non-member banks were required to maintain a minimum leverage ratio of 4.0%, unless a different minimum was specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action purposes, its leverage ratio had to be at least 5.0%.

As of December 31, 2014, under the FRB's current capital guidelines, our total risk-based capital ratio was 12.51%, our Tier 1 risk-based capital ratio was 10.49% and our leverage ratio was 9.96%. See the "Capital - Capital Management - Capital Measurements" section in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K for more information regarding our capital ratios and the minimum regulatory guidelines.

New Basel III Capital Rules Effective January 1, 2015. In July 2013, PrivateBancorp’s primary federal regulator, the FRB, along with the Bank’s primary federal regulator, the FDIC, published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including PrivateBancorp and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank

Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules became effective for PrivateBancorp and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require PrivateBancorp and the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average quarterly assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Capital Rules, the initial minimum capital ratios that became effective on January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital to risk-weighted assets;

•	8.0% Total capital to risk-weighted assets; and

•	4.0% Tier 1 capital to average quarterly assets.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under capital standards in effect as of December 31, 2014, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including PrivateBancorp and the Bank, plan to make a one-time permanent election to continue to exclude these items. PrivateBancorp and the Bank plan to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the company’s available-for-sale securities portfolio.

The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to a phase-out period. Trust preferred securities no longer included in the company’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out. Under the rules, however, for bank holding companies like us that had less than $15 billion in total consolidated assets as of December 31, 2009, trust preferred securities that were issued prior to May 19, 2010 are grandfathered in as a component of Tier 1 capital. Bank holding companies with grandfathered trust preferred securities will become subject to the Tier 1 capital treatment phase-out schedule for other bank holding companies with assets greater than $15 billion at the time of any acquisition that results in post-closing total consolidated assets equal to or greater than $15 billion. The Tier 1 capital treatment of our existing $169.8 million in trust preferred securities is grandfathered under the rules unless we pursue balance sheet growth through acquisition.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act. Specifically, under the Basel III Capital Rules, to be deemed to be “well capitalized” for prompt corrective purposes, an institution must meet the following minimum ratios: Total Risk-based Capital Ratio of 10%; Tier 1 Risk-based Capital Ratio of 8%; CET1 Risk-based Capital Ratio of 6.5%; and Tier 1 Leverage Ratio of 5%. For an institution to be deemed to be “adequately capitalized” for prompt corrective action purposes, the institution must meet the following minimum ratios: Total Risk-based Capital Ratio of 8%; Tier 1 Risk-based Capital Ratio of 6%; CET1 Risk-based Capital Ratio of 4.5%; and Tier 1 Leverage Ratio of 4%. Please see the “Prompt Corrective Action” section below for more information.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting PrivateBancorp’s determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due;

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%);

•
Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction;

•	Providing for a 100% risk weight for claims on securities firms; and

•	Eliminating the current 50% cap on the risk weight for OTC derivatives.

In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

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

Management believes that, as of December 31, 2014, PrivateBancorp and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect. Given the effect of the final Basel III capital rules, our December 31, 2014 pro forma capital ratios would have been: Risk-based Capital of 12.17%, Tier 1 Risk-based Capital of 10.22%, Leverage Ratio of 10.03%, and Tier 1 Common Capital ratio of 9.09%.

Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. Liquidity risk management has become increasingly important since the financial crisis. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

In September 2014, the federal bank regulators approved final rules implementing the LCR for certain banking organizations with differing rules based on asset size. Currently, LCR does not apply to PrivateBancorp or the Bank, however, if as a result of these rules, federal banking regulators expect us to maintain higher levels of liquid assets, our earnings would be impacted. The LCR became effective January 1, 2015, and as such, its full impact, including any impact on the market for deposit gathering, is not yet known. The federal bank regulators have not yet proposed rules to implement the NSFR or addressed the scope of bank organizations to which it will apply. The Basel Committee's final NSFR document states that the NSFR applies to internationally active banks, as did its final LCR document as to that ratio.

Bank Holding Company Regulation

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

Tie-in Arrangements. Under the BHC Act and FRB regulations, we are prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, or sale of property or furnishing of services. Accordingly, we may not condition a client's purchase of one of our products on the purchase of another product, unless both products are considered traditional banking products for regulatory purposes.

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

Dividends. In the FRB's policy statement on the payment of cash dividends by bank holding companies, the FRB expressed its view that a bank holding company should inform the FRB and should eliminate, defer or severely limit the payment of dividends if (i) the bank holding company's net income for the past four quarters is not sufficient to fully fund the dividends; (ii) the bank holding company's prospective rate of earnings retention is not consistent with the bank holding company's capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The policy statement also provides that the FRB should be informed in advance prior to declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization's capital structure. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends.

In addition to the restrictions on dividends imposed by the FRB, Delaware law also places limitations on the ability of a corporation to pay dividends. Corporations may only pay dividends out of surplus or net profits in accordance with Delaware law. The ability of a holding company to pay dividends may also depend on the receipt of dividends from its banking subsidiaries. During 2012 and 2013, the Bank did not make any dividend payments to the holding company and we used the cash maintained at the holding company level to pay dividends. During 2014, the Bank paid $100.0 million in dividends to the Holding Company.

Bank Regulation

The Bank is subject to extensive supervision and regulation by various federal and state authorities. Additionally, as an affiliate of the Bank, PrivateBancorp is also subject, to some extent, to regulation by the Bank's supervisory and regulatory authorities. As mentioned above, the Bank is an Illinois state-chartered bank and as such, is subject to supervision and examination by the Illinois Department of Financial and Professional Regulation, as a FRB non-member bank, its primary federal regulator, the FDIC and, as a depository institution with more than $10 billion in assets, the Consumer Financial Protection Bureau (the "CFPB") relative to consumer protection laws.

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

Reserve Requirements. The Bank is subject to FRB regulations requiring depository institutions to maintain non-interest-earning reserves against its transaction accounts. For net transaction accounts in 2015, the first $14.5 million of a bank's transaction accounts (subject to adjustments by the FRB) are exempt from the reserve requirements. The FRB regulations generally require 3% reserves on a bank's transaction accounts totaling between $14.5 million and $103.6 million. For transaction accounts totaling over $103.6 million, FRB regulations require reserves of $2.7 million plus 10% of the amount over $103.6 million.

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

Depository institutions that are less than well-capitalized are also subject to restrictions under the FDI Act relating to accepting and renewing brokered deposits, as well as deposit rate restrictions.

The new capital rules revise the current prompt corrective action requirements. See the "Capital Requirements" section above.

Insurance of Deposit Accounts. Under FDICIA, the Bank, as a FDIC-insured institution, is required to pay deposit insurance premiums based on the risk it poses to the Deposit Insurance Fund ("DIF"). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve required ratios in the insurance fund and to impose special additional assessments.

Pursuant to Dodd-Frank, the FDIC approved final rules amending the deposit insurance assessment regulations. The rules implement a provision in the Dodd-Frank Act that broadens the assessment base from one based on domestic deposits to one based on total assets less average tangible equity. In addition to broadening the assessment base, the rules establish a separate risk-based assessment system for "large institutions" with more than $10 billion in assets and for other large, highly complex institutions. Under these rules, large institutions are subject to different minimum and maximum total assessment rate ranges. The ranges are subject to certain adjustments by the FDIC without further rulemaking. The FDIC intends for the new large bank pricing system to result in higher assessments for banks with high-risk asset concentrations, less stable balance sheet liquidity, or potentially higher loss severity in the event of failure. Brokered deposits will generally contribute to an increase in FDIC insurance assessments due to their impact on the loss severity factor and the core deposit and balance sheet liquidity ratios used to calculate the assessments.

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

Compliance with Consumer Protection and Fair-Lending Laws. The Bank is subject to many state and federal statutes and regulations designed to protect consumers, such as, privacy laws, the Truth in Lending Act (Regulation Z), the Truth in Savings Act (Regulation DD), the fair lending laws including the Equal Credit Opportunity Act (Regulation B) and the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act (Regulation C) and the Fair and Accurate Credit Transactions Act. Among other things, these statutes and regulations:

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

As a result of the Dodd-Frank Act, the CFPB now has broad authority to enforce consumer protection laws through rulemaking and supervisory and enforcement actions. Given our size, we are subject to supervision by the CFPB relating to many areas of consumer compliance that were previously examined by the FDIC. See "Dodd-Frank Wall Street Reform and Consumer Protection Act" below.

In part due to the formation of the CFPB, there has been increased attention to enforcement of consumer protection laws by federal regulatory authorities, particularly with respect to "unfair, deceptive or abusive" acts and practices as well as increased scrutiny of banks' programs for compliance with consumer lending laws and regulations, including fair lending laws. Among other things, fair lending laws prohibit practices that result in disparate treatment or disparate impact on minority groups in connection with residential mortgages and other consumer lending activities. Failure to comply with laws, regulations, or new consumer protection standards applicable to us or the expectations of our regulators relating to compliance practices could result in regulatory sanctions, civil money penalties or adverse actions against us, which in turn could increase our compliance burden and costs of doing business, restrict our ability to expand our business or result in damage to our reputation.

Throughout 2014, we have been working to strengthen our fair lending compliance program to satisfy regulatory expectations. While we have consistently supported our communities through community development lending in low and moderate income areas across our markets, and through investments in affordable housing initiatives including affordable home loans, our residential lending volume in certain communities during 2010 through 2012 was lower than expectations. In response, we have created a dedicated community lending team and have invested in expanded marketing and advertising to strengthen our mortgage lending outreach to underserved borrowers and communities across our market areas. As a result of these efforts, we have improved our direct residential mortgage lending activity during 2014 in the targeted markets and we continue to focus on enhancing our community lending efforts and fair lending compliance programs. However, we could be subject to supervisory enforcement action, including potential civil money penalties, in light of past lending activity.

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

The CRA requires that all institutions make public disclosure of their CRA ratings. The Bank was assigned a "satisfactory" rating at its last published exam completed in 2009. Finalization of the Bank's most recent CRA rating from its 2013 exam that evaluated the 2010-2012 period, is still pending conclusion of the regulatory process. Fair lending compliance is taken into consideration in evaluating CRA performance and alleged violations may adversely impact CRA ratings. Less than satisfactory CRA ratings could make it more difficult to obtain regulatory approval of applications and could limit an institution's growth and strategic opportunities.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, President Obama signed into law the Dodd-Frank Act which has already significantly changed the financial regulatory landscape and will continue to affect the operating activities of financial institutions and their holding companies, as well as others. The expected burden of compliance with the Dodd-Frank Act and its implementing rules and regulations (some of which are final while others are pending issuance or not yet proposed) is expected to increase our operating costs and reduce revenues. The Dodd-Frank Act includes provisions that, among other things:

•	Direct the federal bank regulatory agencies to review and propose new capital requirements applicable to banking institutions. See "Recent Developments - Capital Requirements" above.

•
Require regulatory agencies to make capital requirements for bank holding companies countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•
Require financial institutions with more than $10 billion in assets, such as the Bank, to conduct annual capital adequacy stress tests. In October 2012, the FDIC, FRB and OCC issued a final rule requiring state nonmember banks and savings associations with total consolidated assets of more than $10 billion to conduct annual stress tests based on three different scenarios: baseline, adverse and severely adverse scenarios. The final rule requires the Bank to calculate, based on specific scenarios provided to the covered institution by the FDIC, the impact on potential losses, pre-provision revenues, loan loss reserves, and pro forma capital positions, including the impact on capital levels and ratios, during the specified time period. The Bank commenced the required stress testing in October 2013, and submitted the results to the FDIC in March 2014. The Bank intends to submit its stress testing based on September 30, 2014 data to the FDIC during the first quarter of 2015 and thereafter, as required under the rules, publicly disclose a summary of such results.

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

•
Centralize primary responsibility for consumer financial protection with the CFPB, which is responsible for implementing, examining, and enforcing compliance with federal financial consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit "unfair, deceptive or abusive" acts and practices and to enforce consumer lending and nondiscrimination laws.

•	In January 2013, the CFPB finalized certain mortgage reform provisions impacting the Truth in Lending Act (TILA) and the Real Estate Settlement Procedures Act (RESPA) to, among other things:

•	expand the population of loans subject to higher cost loan regulations and additional disclosures.

•	prohibit certain compensation for mortgage brokers based on certain loan terms (e.g., compensation based on yield spread premiums).

•	more highly regulate mortgage servicing activities including error resolution, force placing insurance, and loss mitigation and collection activity.

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

•	The CFPB finalized rules that propose to simplify and integrate the mortgage disclosures required under TILA and RESPA; those rules are effective August 1, 2015.

•	The CFPB has conducted various studies that may lead to future regulation, including among other things possible consumer protection standards for reverse mortgages.

EXECUTIVE OFFICERS

Our executive officers are elected annually by our Board of Directors. Certain information regarding our executive officers is set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Larry D. Richman (62)	President and Chief Executive Officer of PrivateBancorp and The PrivateBank since November 2007. Prior to joining the Company, Mr. Richman was President and Chief Executive Officer of LaSalle Bank, N.A. and President of LaSalle Bank Midwest N.A., which were sold to Bank of America Corporation on October 1, 2007. Mr. Richman began his career with American National Bank and joined Exchange National Bank in 1981, which merged with LaSalle Bank in 1990.	2007
C. Brant Ahrens (44)
Executive Vice President of the Company and President of Personal Client Services of the Bank since February 2012 overseeing Private Wealth and Community Banking. Prior to that, he was Chief Operating Officer from 2008 until October 2009, with leadership responsibility for community banking, operations, information technology, strategic development, human resources, marketing and communications. Mr. Ahrens joined PrivateBancorp as Chief Strategy Officer in 2007. Mr. Ahrens was previously Group Senior Vice President and head of the Financial Institutions Group at LaSalle Bank, N.A., where he spent 15 years in various capacities including risk management, strategic development and as head of International Corporate Banking.
		2007
Karen B. Case (56)	Executive Vice President of the Company and President of Commercial Real Estate of the Bank. Prior to joining the Company in October 2007, Ms. Case was Executive Vice President of LaSalle Bank, N.A. overseeing the Illinois Commercial Real Estate group. Prior to joining LaSalle in 1992, Ms. Case established and managed the Midwest real estate lending operations for New York-based Marine Midland Bank.	2007

Jennifer R. Evans (56)	Executive Vice President, General Counsel and Corporate Secretary of the Company. Prior to joining the Company in January 2010, Ms. Evans was a consultant to various financial institutions, audit committees and public companies regarding compliance, regulatory and disclosure matters. Ms. Evans served as Executive Vice President and General Counsel for MAF Bancorp, Inc. and its subsidiary Mid America Bank from 2004 to 2007 following 20 years in private practice with the law firm Vedder Price P.C.	2010
Bruce R. Hague (60)
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
Kevin M. Killips (60)
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
		2009
Bruce S. Lubin (61)	Executive Vice President of the Company and President of Illinois Commercial Banking of the Bank. From December 2009 to February 2012, he also had leadership responsibility for the Private Wealth group. Prior to joining the Bank in October 2007, Mr. Lubin was executive vice president and head of the Illinois Commercial Banking Group at LaSalle Bank, N.A. Mr. Lubin had been employed by LaSalle since 1990, when LaSalle acquired The Exchange National Bank of Chicago. Mr. Lubin was an employee of Exchange beginning in 1984.	2007
Kevin J. Van Solkema (54)
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
		2008
Leonard Wiatr (67)	Mr. Wiatr joined the Company in March 2008 as Chief Compliance and Regulatory Affairs Officer and in May 2010 assumed the responsibility of Executive Vice President of the Company and Chief Risk Officer of the Bank. Mr. Wiatr previously served at ABN AMRO and its subsidiary LaSalle Bank Corp. as Executive Vice President. Previous to that, Mr. Wiatr held the role of Examiner-In-Charge for Large Bank Supervision for the Office of the Comptroller of the Currency. Mr. Wiatr spent 33 years at the Office of the Comptroller of the Currency.	2010
Vicki Znavor (54)
Chief Human Resources Officer of the Company. Prior to joining the Company in 2013, Ms. Znavor was Vice President, Performance Management Program Manager for The Northern Trust from November 2009. Previous to that, Ms. Znavor held the role of Vice President Continuous Improvement for Sara Lee Corporation where she worked for over 27 years and served in various roles which included responsibilities over executive compensation, recruitment and talent management, employee relations, payroll, benefit plans, employee communications, human resources information systems, strategic planning and transformation management.
		2013

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

The following documents can be accessed through our web site or are available in print upon the request of any stockholder to our corporate secretary:

•	certificate of incorporation,

•	by-laws,

•	charters of our audit, compensation, and corporate governance committees of our board of directors

•	corporate code of ethics,

•	corporate governance guidelines, and

•	excessive or luxury expenditures policy.

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include:

•	continued uncertainty regarding U.S. and global economic outlook that may impact market conditions or affect demand for certain banking products and services;

•	unanticipated developments in pending or prospective loan transactions or greater-than-expected paydowns or payoffs of existing loans;

•	unanticipated changes in interest rates;

•	competitive pressures in the financial services industry that may affect the pricing of the Company’s loan and deposit products as well as its services;

•
unforeseen credit quality problems or changing economic conditions that could result in charge-offs greater than we have anticipated in our allowance for loan losses or changes in value of our investments;

•	lack of sufficient or cost-effective sources of liquidity or funding as and when needed;

•	loss of key personnel or an inability to recruit and retain appropriate talent;

•
greater-than-anticipated costs to support the growth of our business, including investments in technology, process improvements or other infrastructure enhancements, or to address compliance or regulatory burdens; or

•
failures or disruptions to or, compromises of, our data processing or other information or operational systems, including the potential impact of disruptions or breaches at our third-party service providers.

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

Our commercial and industrial loan portfolio, which includes owner-occupied commercial real estate, totaled $7.9 billion, or 66% of our total loan portfolio, at December 31, 2014, compared to $7.1 billion, or 67% of our total loan portfolio, at December 31, 2013. The repayment of the loans in our commercial and industrial portfolio is largely dependent upon the financial success and viability of the borrower.

Many of our commercial and industrial loans are secured by different types of collateral related to the underlying business, such as accounts receivable, inventory, equipment, and, in the case of owner-occupied commercial real estate loans, by the real estate property, all or any of which often fluctuate in value, and which may result in the loan being temporarily under-collateralized. If we foreclose on underlying collateral in the event of default of any such loan, we may not be able to recover the full principal amount of the loan as the unique nature of certain collateral may make it difficult and costly to liquidate.

Higher-risk commercial and industrial loans are primarily underwritten on the recurring earnings of the borrower, where the ratio of debt to earnings is elevated compared to other commercial loans that are not characterized as higher-risk. These metrics were defined by the FDIC in late 2012. Our higher-risk commercial and industrial loans are spread across multiple industries, generally command higher loan yields as a premium for underwriting the additional risk due to their leveraged position, and typically have lower collateral coverage than similar commercial and industrial loans that are not classified as higher-risk. As a result, in the event of default, the loss potential may be greater for these types of loans versus similar commercial and industrial loans that are not classified as higher-risk.

Many of our commercial and industrial loans involve larger relationships. At December 31, 2014, we had credit commitments of $25 million or more totaling $4.3 billion. Of this total commitment at December 31, 2014, we had $2.3 billion in loans outstanding, or 19% of our loan portfolio, in amounts in excess of $25 million. Some of these borrowers may be related to other obligors as guarantors or share related ownership structures. Approximately 88% of these large credits are commercial and industrial businesses; the remaining exposure relates primarily to commercial real estate loans. Of our largest commitments, commitments of $50 million or more represented $339.0 million in total commitments at December 31, 2014, compared to $302.8 million in total commitments at December 31, 2013. As of December 31, 2014, $71.1 million of these largest commitments was outstanding, compared to $15.9 million at December 31, 2013. These credits, as well as larger credit relationships, are subject to increased scrutiny in our credit approval process. Depending on collateral values, success of a workout strategy or the ability of a borrower to return to performing status, the unexpected occurrence of an event or development adversely impacting one or more of our large clients could materially affect our results of operation and financial condition.

The largest industry segment concentration within our commercial lending business is the healthcare industry. We have a specialized niche in the nursing and residential care segment of the healthcare industry. At December 31, 2014, 23% of the commercial loan portfolio, or $1.8 billion, was composed of loans within the healthcare industry, primarily loans in which the healthcare facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Accordingly, our clients and their ability to service debt may be adversely impacted by the financial health of state or federal payors and the ability of governmental entities, many of which have experienced budgetary stress in the recent economic environment, to make payments for services previously provided. As of December 31, 2014, 61% of the healthcare portfolio was secured by facilities in five states, with Illinois representing the highest percentage of facilities at 18%.

The success of our business is dependent on ongoing access to sufficient and cost-effective sources of liquidity.

We depend on access to a variety of funding sources to provide sufficient liquidity to support our loan growth strategy, and accommodate the transaction and cash management needs of our clients, including client draws on unused lines of credit and other business needs. Our total unfunded commitments to extend credit, including obligations to issue letters of credit, grew to $6.3 billion as of December 31, 2014 from $5.0 billion at December 31, 2013. It is difficult to predict when clients may draw on such commitments and, given the large size of many of our lending relationships, the impact such draws may have on our liquidity needs. If we experience draws on unfunded commitments and other loan growth in amounts significantly greater than our expectations, we may not have sufficient liquidity to fund our balance sheet on a cost-effective basis.
Currently, our primary sources of funding are deposits, the majority from commercial clients and large institutional accounts, and Federal Home Loan Bank ("FHLB") borrowings. Our deposit base is relatively concentrated in large relationships, with our ten largest deposit relationships comprising 17% of total deposits at December 31, 2014. At year end 2014, we had 22 client relationships with greater than $75 million in deposit balances that totaled $3.3 billion, or 25% of total deposits. The unanticipated loss of one or more large relationships, or significant movements in large deposit accounts, could stress our liquidity. If our primary sources of liquidity are insufficient, we may need to rely on contingent funding sources which may not be available on favorable terms or at all, depending on the eligibility of our collateral, market conditions and other factors, and this would have a negative impact on our profitability.
Also, the federal banking agencies have proposed new liquidity standards that could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity, and/or increase our holdings of liquid assets. As part of the Basel III capital process, the Basel Committee on Banking Supervision has finalized a new liquidity standard, a liquidity coverage ratio (“LCR”), which requires a banking organization to hold sufficient "high quality liquid assets" to maintain adequate liquid assets to meet potential funding needs for a 30 calendar day liquidity stress scenario. Although the proposal will not apply directly to us because we have less than $50 billion in assets, the substance of the proposal may inform the regulators' assessment of our liquidity, and may cause secondary impact in the markets in which we actively participate as well as the competitive environment, including the pricing for deposits, in which we operate. We could be required to reduce our holdings of illiquid assets and increase our level of core deposits, which may adversely affect our operating results and financial condition and could have an adverse effect on our growth.
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

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. The allowance is not a prediction of our actual credit losses going forward. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships that are considered to be impaired, as well as probable losses inherent in the loan portfolio that are not specifically identified, which is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio and management's judgment. In calculating the allowance, we use historical default and loss information and a great deal of judgment, including with respect to the state of the overall economy, the strength of the commercial real estate market, and negative events or circumstances that might impact an individual borrower. Accordingly, there can be no assurance that we will not incur losses on loans greater than what we have provided for in the allowance.

The allowance for loan losses was $152.5 million at December 31, 2014, compared to $143.1 million at December 31, 2013. The allowance for loan losses as a percentage of total loans was 1.28% at December 31, 2014, compared to 1.34% at December 31, 2013. Our allowance as a percentage of total loans reflects a level based on management's analysis of the risk inherent in our loan portfolio. Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio as of the balance sheet date, the allowance may not be adequate especially if economic conditions worsen or the factors used to calculate the allowance change. Also, proposed changes in accounting principles related to the calculation/determination of the allowance could result in a required increase.

In the event we are required to increase our allowance for loan losses, our credit losses exceed our allowance or we are required to take higher than anticipated charge-offs in future periods, our earnings and our capital will be adversely affected. Given that approximately 20% of our loan portfolio at December 31, 2014 was comprised of credit relationships in amounts in excess of $25 million, we may experience variability in our quarterly loan loss provision expense and charge-offs if larger or leveraged credits default, which may impact credit quality trends.

We may be adversely affected by interest rate changes or an extended period of continued low interest rates.

Our operating results are largely dependent on our net interest income, which is the difference between the interest income earned on earning assets, usually loans and investment securities, and the interest expense paid on deposits and borrowings. The spread between the yield on our interest-earning assets and our overall cost of funds has been compressed in the recent low interest rate environment, and our net interest income may be adversely impacted by an extended period of continued low rates. Interest rates are affected by factors including: monetary policy of the FRB, actual inflation or deflation or expectations regarding the same, actual or forecasted economic growth or contractions, unemployment rates, domestic and foreign events, and instability in domestic and foreign financial markets. The timing of any FRB action to curtail or eliminate various stimulus-related programs, as a result of inflation concerns or otherwise, could have an impact on interest rates in general and our net interest margin in particular. While the yield on our loan portfolio is primarily variable and based on short-term rates and would therefore adjust quickly to a rise in interest rates, the impact on our cost of funds from a rise in interest rates will depend on a number of factors, including but not limited to: the competitive environment in the banking sector for deposit pricing, opportunities for clients to invest in other markets such as fixed income and equity markets, and the propensity of customers to invest in their businesses. The effect on our net interest income from an increase in interest rates will ultimately depend on the extent to which the aggregate impact of loan re-pricings exceeds the impact of increases in our cost of funds. Moreover, depending on the level and trend of the aforementioned factors, our cost of funds could increase more rapidly than foreseen and the level of change in cost of funds may even exceed the increase in yield in our loan portfolios.

Our investment portfolio also contains interest rate sensitive instruments and the market value of these instruments may be adversely affected by changes in interest rates, domestic and international economic and political conditions, issuer or insurer credit deterioration and market factors. A rise in interest rates or spread widening would reduce the net unrealized gains that we had in our investment portfolio at the end of 2014.

We will become subject to more stringent capital requirements, which may adversely impact our return on equity and constrain our growth.

In July 2013, each of the U.S. federal banking agencies adopted final rules implementing the recommendations of the Basel Committee on Banking Supervision to strengthen the regulatory capital requirements of all banking organizations in the United States. The new capital framework, referred to as Basel III, substantially revises the risk-based capital requirements applicable to bank holding companies and depository institutions, including PrivateBancorp and the Bank, compared to current U.S. risk-based rules. The final Basel III rules became effective for the Company and the Bank on January 1, 2015 and will be fully phased-in by January 1, 2019.

Basel III creates a new regulatory capital standard based on Tier 1 common equity and increases the minimum leverage and risk-based capital ratios applicable to all banking organizations. Basel III also changes how a number of the regulatory capital components are calculated. Any significant increase in our capital requirements could reduce our growth and profitability and materially adversely affect our business, financial condition, results of operations and growth prospects. For more information about the regulations to which we are subject, see the section captioned “Supervision and Regulation.”

Our business could be significantly impacted if we, or our third party service providers, suffer failure, cyber-attack or disruptions of information systems or if our employees cause an operational infrastructure breakdown or failure.

We rely heavily on communications, data processing and other information processing systems to conduct our business and support our business, many of which are provided through third-parties. If our third party providers encounter difficulties or become the source of an attack on or breach of their operational systems, data or infrastructure, or if we have difficulty communicating with any such third party system, our business operations could suffer. Any failure or disruption to our systems, or those of a third party provider, could impede our transaction processing, service delivery, customer relationship management, data processing, financial reporting or risk management. Although we take ongoing protective monitoring, detection, and prevention measures and perform penetration testing and risk assessments at least annually, our computer systems, software and networks, and those of our third party providers, may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses, denial of service attacks, malicious social engineering or other malicious code, or cyber-attacks beyond what we can reasonably anticipate and such events could result in material loss. Additionally, we could suffer disruptions to our systems or damage to our network infrastructure from events that are wholly or partially beyond our control, such as electrical or telecommunications outages, natural disasters, widespread health emergencies or pandemics, or events arising from local or larger scale political events, including terrorist acts. There can be no assurance that our policies, procedures and protective measures designed to prevent or limit the effect of a failure, interruption or security breach, or the policies, procedures and protective measures of our third party providers, will be effective. If significant failure, interruption or security breaches do occur in our processing systems or those of our third party providers, we could suffer significant damage to our reputation, a loss of customer business, additional regulatory scrutiny, or exposure to civil litigation, additional costs and possible financial liability. In addition, our business is highly dependent on our ability to process, record and monitor, on a continuous basis, a large number of transactions. To do so, we are dependent on our employees and therefore, the potential for operational risk exposure exists throughout our organization, including losses resulting from human error. We could be materially adversely affected if one or more of our employees cause a significant operational breakdown or failure. If we fail to maintain adequate infrastructure, systems, controls and personnel relative to our size and products and services, our ability to effectively operate our business may be impaired and our business could be adversely affected.

The loss of key managing directors may adversely affect our business.

We are a relationship-driven organization. Our continued growth and development is dependent in large part upon the efforts of our managing directors who have primary contact with our clients and have responsibility for maintaining personalized relationships with our client base. These personalized relationships are a key aspect of our business strategy. The loss of one or more of these key employees could have a material adverse effect on our business if we are unable to hire suitable replacements or we are unable to successfully retain the client relationships of a departing managing director.

We have counterparty risk; the creditworthiness of other financial institutions could expose us to losses on contracts we have with these institutions and could adversely affect our ability to provide services to our clients, specifically products and services relating to foreign exchange, derivatives and letters of credit.

Our ability to provide certain products and services could be adversely affected by the actions and commercial soundness of other banks. Banks are interrelated as a result of lending, clearing, correspondent, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more banks, or the banking industry generally, have in the past led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of the transactions engaged in by us in the ordinary course of business, particularly in our capital markets group, expose us to credit risk in the event of default of a counterparty or customer. In such instances, the collateral we hold may be insufficient to mitigate our losses, as we may be unable to realize or liquidate at prices sufficient to recover the full amount of our exposure. Such losses could have a material and adverse effect on our financial condition and results of operations.

Our capital markets group offers to clients a range of interest rate and foreign exchange derivatives products. Although we do not engage in any proprietary trading and we structure these client-generated trading activities to mitigate our exposure to market risk, we remain exposed to various risks, the most significant of which include credit risk of our counterparties, operational risk and settlement risk, which may be most significant in foreign exchange transactions where timing differences between settlement centers can result in us paying our client and/or counterparty before actually receiving the funds. In addition, for swaps we execute with counterparties to mitigate the market risk of our customer trades, we may be required to post collateral to secure our obligations related to those trades; if such a counterparty invokes the protection of insolvency laws, then the collateral posted to secure our obligations to that counterparty may be trapped with, and potentially subject to claims of creditors of, that counterparty. The risk exposure to our counterparties requires active monitoring as well as liquidity management to ensure timely and cost efficient posting of collateral. Operational risk includes errors in execution of internal bank procedures and controls, which could expose us to financial risk and/or reputation loss. A lapse or breakdown of these procedures or controls could significantly increase our exposure to counterparty credit risk and operational risk, which could result in a material loss to us.

A prolonged period of economic uncertainty or worsening of current economic conditions, in the U.S. or globally, could have a material adverse effect on our financial condition and results of operations.

Banking, and the financial industry in general, is reliant on the strength of the broader economy. Although the economy has been improving recently, the U.S. economy remains susceptible to a sluggish labor market, limited GDP growth, low inflation and housing price volatility, as well as uncertainty related to U.S. and European fiscal issues, political climates and global economic conditions. Economic uncertainty, sustained high unemployment, volatility or disruptions of global financial markets, or prolonged deterioration in the global, national or local business or economic conditions could result in, among other things, a deterioration of credit quality, impairment of real estate values or a reduced demand for credit or other products and services we offer to clients. In addition, the financial condition of the State of Illinois where we do the majority of our business (higher corporate tax rates, significant budget deficits and a deteriorating credit rating) may contribute to an adverse climate for doing business in the state which could negatively impact us to the extent it leads to declines in business activity in Illinois. Although we do not hold direct obligations of the State of Illinois, such conditions can also negatively affect the market value of those municipal bonds that are obligations of municipalities domiciled in Illinois.

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

During the last few years, the Federal Reserve has been involved in a series of domestic monetary policy initiatives in response to economic conditions, including the purchase of U.S. treasury securities and mortgage-backed securities commonly known as “quantitative easing” (“QE”). Among other things, quantitative easing strategies were intended to create or maintain a low interest rate environment and to stimulate economic activity, and have theoretically caused interest rates to be lower than they would have been without such involvement. The Federal Reserve has been gradually tapering off the program since mid-2013, and formally ended the program during the fourth quarter of 2014. The impact of the end of QE is a source of ongoing uncertainty because its absence may have an impact on the level and direction of interest rates should the economy encounter headwinds. Interest rate volatility impacts the level and cost of deposits and liquidity levels in the financial system in general and the banking system in particular, which may disrupt financial markets and could adversely impact the level and cost of our deposits, the value of our investment securities portfolio or general economic conditions. In addition, we expect there will continue to be significant competition for deposits which may also impact our cost of deposits. A sharp movement up or down in interest rates could have a significant, adverse impact on our operating results.

We are highly regulated and may be adversely affected by changes in banking laws, regulations, and regulatory practices.

We are subject to extensive supervision, regulation and examination. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, fair lending, privacy, information security and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality, risk management, management ability and performance, earnings, liquidity, and various other factors. Under this structure the regulatory agencies have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or regulations or are otherwise inconsistent with regulatory expectations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations. As described above in “Supervision and Regulation,” the provisions of the Dodd-Frank Act and recently adopted regulations have significantly changed the overall bank regulatory framework with increased capital and liquidity requirements, heightened risk management expectations, and new consumer protection standards. Any failure on our part to comply with laws, regulations, and other regulatory requirements applicable to us or expectations of our regulators relating to compliance or safe and sound banking practices could result in regulatory sanctions, civil money penalties or adverse actions against us, which in turn could increase our compliance burden and costs of doing business, restrict our ability to expand our business or result in damage to our reputation.

Changes in laws, regulations and other regulatory requirements affecting the financial services industry, and the effects of such changes, are difficult to predict and may have unintended consequences. New regulations or changes in the regulatory environment could limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. We may incur increased costs related to additional staffing, professional services and information technology resources to support compliance or data collection and data analytics to satisfy evolving expectations for enhanced risk and liquidity management processes and new regulatory reporting requirements.

Following the adoption of the Dodd-Frank Act, banks have been subject to heightened regulatory scrutiny including compliance with consumer protection laws and regulations; failure to satisfy regulatory expectations may subject us to supervisory enforcement actions.

Bank regulatory authorities have substantial supervisory and enforcement authority to address compliance with applicable laws and regulations (including laws and regulations governing consumer credit, fair lending, privacy, information security and anti-

money laundering and anti-terrorism laws). The creation of the CFPB under the Dodd-Frank Act has generally led to heightened scrutiny by banking regulators of financial institutions' compliance with consumer lending laws and consumer financial regulations, particularly with respect to "unfair, deceptive or abusive" acts and practices as well as alleged fair lending violations based on claims of disparate treatment or disparate impact on minority groups in connection with consumer lending activities, and the CFPB has imposed significant fines and penalties on certain organizations in this regard. Failure to comply with laws, regulations, or new consumer protection standards applicable to us or the expectations of our regulators relating to compliance practices could result in regulatory sanctions, civil money penalties or adverse actions against us, which in turn could increase our compliance burden and costs of doing business, restrict our ability to expand our business or result in significant damage to our reputation.

While we have consistently supported our communities through community development lending in low and moderate income areas across our assessment areas, through investments in affordable housing initiatives including affordable home loans, through financial contributions to community groups and through significant volunteer service by our employees and management teams, our residential lending volume in certain communities during 2010 through 2012 was lower than expectations. In response, we have created a dedicated community lending team and have invested in expanded marketing and advertising to strengthen our mortgage lending outreach to underserved borrowers and communities across our market areas. As a result of these efforts, we have improved our direct residential mortgage lending activity in the targeted markets and we continue to focus on enhancing our community lending efforts and fair lending compliance programs. We do not anticipate that the costs of our actions to address these issues will be material to our financial results. While we are committed to maintaining effective compliance programs that satisfy regulatory expectations, based on our discussions with our regulators, we understand that they are considering supervisory enforcement action, including potential civil money penalties, in light of past lending activity. Although not material to the execution of our current business plans or organic growth strategy, we would need to resolve these regulatory concerns before pursuing mergers or acquisitions or other expansion that requires prior regulatory approval.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face substantial competition in all phases of our operations from a variety of different competitors. Our future success will depend on our ability to compete effectively in this environment. We compete for commercial business with many banks that are substantially larger than we are and, in some cases, we may have a competitive disadvantage due to their greater resources, broader product offerings and economies of scale. In the recent period of competitive loan demand and persistently low interest rates, we have experienced significant competitive pressure in pricing and structuring loans in certain of our loan segments. Because we generate earnings primarily from the difference between the interest earned on loans and the interest we pay to depositors, this pricing pressure has impacted our margins.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The executive offices of PrivateBancorp are located in downtown Chicago, Illinois at 120 South LaSalle Street. This building which houses a majority of our general corporate functions is leased from an unaffiliated third party. We conduct our business primarily through the Bank at 24 full service banking offices in the greater Chicago, Detroit, Milwaukee, and St. Louis metropolitan areas. We also have business development offices located in Colorado, Connecticut, Georgia, Iowa, Michigan, Minnesota, Missouri and Ohio. With the exception of 11 locations which are owned, all other offices are leased from unaffiliated third parties. At certain Bank locations, excess space is leased to third parties.

We also own 24 automated teller machines ("ATMs") located at our banking facilities.

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

As of December 31, 2014, there were various other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol "PVTB" on the NASDAQ Global Select market tier of The NASDAQ Stock Market. As of February 27, 2015, there were approximately 483 stockholders of record. The following table sets forth the high and low intraday sales prices and quarter-end closing price of our common stock, dividends declared per share, dividend yield and book value per share during each quarter of 2014 and 2013. As of February 27, 2015, the closing market price of our common stock was $34.73 per share.

	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$34.17	$31.38	$31.50	$31.66	$29.51	$24.82	$21.41	$19.40
Low	$26.51	$27.76	$25.20	$27.01	$20.87	$20.59	$17.22	$15.73
Quarter-end	$33.40	$29.91	$29.06	$30.51	$28.93	$21.40	$21.22	$18.89
Cash dividends declared per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Dividend yield at quarter-end (1)	0.12%	0.13%	0.14%	0.13%	0.14%	0.19%	0.19%	0.21%
Book value per share at quarter-end	$18.95	$18.37	$17.90	$17.21	$16.75	$16.40	$15.88	$15.87

(1)	Ratios are presented on an annualized basis.

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

Comparison of Five-Year Cumulative Total Return Among
PrivateBancorp, Inc., the NASDAQ Bank Index, and the Russell 2000 Index (1)

	December 31,
	2009	2010	2011	2012	2013	2014
PrivateBancorp	$100.00	$160.81	$123.24	$172.41	$326.18	$377.08
NASDAQ Bank Index	100.00	114.16	102.17	121.26	171.86	180.31
Russell 2000 Index	100.00	126.86	121.56	141.43	196.34	205.95

(1)	Assumes $100 invested on December 31, 2009 in PrivateBancorp’s common stock, the NASDAQ Bank Index and the Russell 2000 Index with the reinvestment of all related dividends.

To the extent this Form 10-K is incorporated by reference into any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, the foregoing "Stock Performance Graph" will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

The following table summarizes the Company's monthly common stock purchases during the quarter ended December 31, 2014, which are solely in connection with the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1 - October 31, 2014	501	$29.53	—	—
November 1 - November 30, 2014	490	32.66	—	—
December 1 - December 31, 2014	500	32.23	—	—
Total	1,491	$31.46	—	—

Unregistered Sale of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA
Consolidated financial information reflecting a summary of our operating results and financial condition for each of the five years in the period ended December 31, 2014 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting our financial condition and operating results is presented in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Operating Results
Interest income	$524,387	$492,238	$487,036	$481,146	$507,925
Interest expense	69,650	71,175	67,103	74,019	106,968
Net interest income	454,737	421,063	419,933	407,127	400,957
Provision for loan and covered loan losses	12,044	31,796	71,425	132,897	194,541
Fee revenue (1)	117,060	112,816	111,246	92,476	81,064
Net securities gains (losses)	530	1,174	(205)	5,771	12,182
Non-interest expense	312,076	303,314	327,132	302,277	299,598
Income before income taxes	248,207	199,943	132,417	70,200	64
Income tax provision (benefit)	95,128	76,994	54,521	25,660	(1,737)
Net income	153,079	122,949	77,896	44,540	1,801
Net income attributable to noncontrolling interests	—	—	—	170	284
Net income attributable to controlling interests	153,079	122,949	77,896	44,370	1,517
Preferred stock dividends and discount accretion	—	—	13,368	13,690	13,607
Net income (loss) available to common stockholders	$153,079	$122,949	$64,528	$30,680	$(12,090)
Weighted-average common shares outstanding	77,007	76,398	71,951	70,449	70,024
Weighted-average diluted common shares outstanding	77,822	76,645	72,174	70,642	70,024
Selected Operating Statistics
Net revenue (2)	$575,560	$538,300	$533,847	$508,231	$497,780
Operating profit (2)	263,484	234,986	206,715	205,954	198,182
Provision for loan losses (3)	$13,169	$31,164	$70,876	$130,555	$192,024
Effective tax rate	38.3%	38.5%	41.2%	36.6%	n/m
Per Share Data
Basic earnings (loss) per share	$1.96	$1.58	$0.88	$0.43	$(0.17)
Diluted earnings (loss) per share	1.94	1.57	0.88	0.43	(0.17)
Cash dividends declared	0.04	0.04	0.04	0.04	0.04
Book value at year end	18.95	16.75	15.65	14.72	13.87
Tangible book value at year end (2)(4)	17.67	15.43	14.26	13.19	12.30
Market price at year end	$33.40	$28.93	$15.32	$10.98	$14.38
Dividend payout ratio	2.04%	2.53%	4.55%	9.30%	n/m
Performance Ratios
Return on average common equity	10.91%	9.76%	5.76%	2.98%	-1.20%
Return on average assets	1.04%	0.90%	0.60%	0.36%	0.01%
Return on average tangible common equity (2)	11.90%	10.82%	6.54%	3.43%	-1.24%
Net interest margin (2)	3.22%	3.23%	3.42%	3.49%	3.38%
Efficiency ratio (2)(5)	54.22%	56.35%	61.28%	59.48%	60.19%

ITEM 6. SELECTED FINANCIAL DATA (continued)

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Credit Quality (3)
Nonperforming loans	$67,544	$94,238	$138,780	$259,852	$365,880
OREO	17,416	28,548	81,880	125,729	88,728
Total nonperforming assets	$84,960	$122,786	$220,660	$385,581	$454,608
Restructured loans accruing interest	$22,745	$20,176	$60,980	$100,909	$87,576
Net charge-offs	$3,780	$49,472	$101,053	$161,782	$190,891
Total nonperforming loans to total loans	0.57%	0.89%	1.37%	2.88%	4.01%
Total nonperforming assets to total assets	0.54%	0.87%	1.57%	3.11%	3.65%
Allowance for loan losses to total loans	1.28%	1.34%	1.59%	2.13%	2.44%
Balance Sheet Highlights
Total assets	$15,603,382	$14,085,746	$14,057,515	$12,416,870	$12,465,621
Average earning assets	14,206,113	13,129,470	12,369,945	11,746,032	11,978,364
Loans (3)	11,892,219	10,644,021	10,139,982	9,008,561	9,114,357
Allowance for loan losses (3)	152,498	143,109	161,417	191,594	222,821
Deposits, excluding deposits held-for-sale	13,089,968	12,013,641	12,173,634	10,392,854	10,535,429
Noninterest-bearing deposits	3,516,695	3,172,676	3,690,340	3,244,307	2,253,661
Long-term debt	344,788	627,793	499,793	379,793	414,793
Equity	1,481,679	1,301,904	1,207,166	1,296,752	1,227,910
Capital Ratios
Total risk-based capital	12.51%	13.30%	13.17%	14.28%	14.18%
Tier 1 risk-based capital	10.49%	11.08%	10.51%	12.38%	12.06%
Tier 1 leverage ratio	9.96%	10.37%	9.56%	11.40%	10.84%
Tier 1 common equity to risk-weighted assets (2)(6)	9.33%	9.19%	8.52%	8.04%	7.69%
Tangible common equity to tangible assets (2)(7)	8.91%	8.57%	7.88%	7.69%	7.10%
Average equity to average assets	9.56%	9.22%	10.12%	10.29%	9.93%
Selected Information
Assets under management and administration	$6,644,113	$5,731,980	$5,196,094	$4,303,547	$4,271,602
Full-time equivalent employees	1,168	1,116	1,105	1,045	1,060

(1)	Computed as total non-interest income less net securities gains (losses) and loss on early extinguishment of debt.

(2)
This is a non-U.S. GAAP financial measure. Refer to Table 30 of Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for a reconciliation from non-U.S. GAAP to U.S. GAAP.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill, and other intangibles divided by outstanding shares of common stock at end of year.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

(6)
For purposes of our presentation, we calculate this ratio in accordance with the applicable regulations of the Board of Governors of the Federal Reserve System and do not give effect to the final Basel III capital rules that are effective January 1, 2015.

(7)
Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill, and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets.

n/m	Not meaningful.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to address the significant factors affecting our Consolidated Statements of Income for the years 2012 through 2014 and Consolidated Statements of Financial Condition as of December 31, 2013 and 2014. When we use the terms "PrivateBancorp," the "Company," "we," "us," and "our," we mean PrivateBancorp, Inc. and its consolidated subsidiaries. When we use the term "the Bank," we are referring to our wholly owned banking subsidiary, The PrivateBank and Trust Company. The following discussion is designed to provide stockholders with a comprehensive review of our operating results and financial condition and should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

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

If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses. Impaired loans exceeding $500,000 are evaluated individually, while loans less than $500,000 are evaluated as pools using historical loss experience, as well as management’s loss expectations, for the respective asset class and product type. Of total impaired loans of $90.3 million at December 31, 2014, 75% had balances in excess of $500,000.

All impaired loans and their related reserves are reviewed and updated each quarter. Any impaired loan for which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination is made.

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one-year old, a new appraisal of the underlying collateral is obtained. The majority of collateral-dependent impaired loans are secured by real estate for which we generally obtain "as is" appraisal values in order to evaluate impairment. When a collateral-dependent loan is secured by non-real estate collateral such as receivables, inventory, or equipment, the fair value is generally determined based upon appraisals, field exams, or receivable reports. The valuation techniques and inputs are reviewed internally by workout and/or asset-based specialists for reasonableness of estimated liquidation costs, collectability probabilities, and other market data. Appraisals for real estate collateral-dependent impaired loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is performed at the six-month interval between annual appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either adjusted downward or a new appraisal is required to support the value of the impaired loan. With a de minimis number of exceptions, all appraisals and internal reviews are current under this methodology at December 31, 2014.

To determine the general allocated component of the allowance for loan losses, we segregate loans by vintage ("transformational" and "legacy") and product type (e.g., commercial, commercial real estate) because of observable similarities in the historical performance experience of loans underwritten by these business units. In general, loans originated by the business units that existed prior to 2007 are considered "legacy" loans. Loans originated by a business unit that was established in connection with or following the implementation of our strategic business transformation plan in 2007 are considered "transformational" loans. Renewals or restructurings of legacy loans may continue to be evaluated as legacy loans depending on the structure or defining characteristics of the new transaction. We have implemented a line of business model that has reorganized the legacy business units so that after 2009, all new loan originations are considered transformational.

The general reserve methodology produces an estimated range of potential losses by product types within each vintage. The methodology also considers where a given product type is within the range of potential losses based on an estimate of the loss emergence period. The loss emergence period is an estimate of the length of time for potential losses embedded in the portfolio today to be recognized. Factors that affect the loss emergence period include the macroeconomic landscape, industry factors, and borrower specific performance. In general, the loss emergence period tends to lengthen in times of improving conditions and shortens in time of economic distress. During 2014, we formally measured the loss emergence period by analyzing recent historical loss data and information aggregated at the product level. This analysis showed that the loss emergence period is lengthening for most product categories. We consider the appropriate balance of the general allocated component of the reserve in relation to a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the basic allowance framework as well as market and economic data and management judgment. In certain instances, these additional factors and judgments may lead management to conclude that the appropriate level of the reserve is outside the range determined through the basic allowance framework.

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

We have the option at the time of our annual impairment test to perform a qualitative assessment for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before applying the existing two-step goodwill impairment test. If we conclude that this is the case, we would proceed with the existing two-step test, as described above. Otherwise, we would be able to bypass the two-step test and conclude that goodwill is not impaired from a qualitative perspective.

In conjunction with our annual goodwill impairment test performed as of October 31, 2014, we did not elect to perform a qualitative assessment and chose to proceed with the quantitative two-step test. As a result of our step one analysis, we determined that the fair value of both the Banking and Asset Management reporting units exceeded their respective carrying amounts. As such, both of our reporting units with allocated goodwill "passed" step one of the goodwill impairment test, and no further analysis was required to support the conclusion that goodwill was not impaired as of October 31, 2014. The Banking reporting unit's fair value exceeded its carrying amount by 97%, while the Asset Management reporting unit's fair value exceeded its carrying amount by approximately 250%. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of October 31, 2014 that would indicate impairment of goodwill allocated to the Banking and Asset Management reporting units at December 31, 2014.

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

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2014, there were no events or circumstances to indicate that there may be impairment of intangible assets. Our intangible assets include core deposit premiums, client relationships, and assembled workforce intangibles. All of these intangible assets have finite lives and are amortized over varying periods not exceeding 12 years.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our Consolidated Statements of Financial Condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of "more likely than not." In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at December 31, 2014. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of December 31, 2014, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretations of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At December 31, 2014, we had tax reserves established relating to uncertain tax positions that, if recognized, would favorably affect our effective tax rate by $212,000.

For additional discussion of income taxes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" and Notes 1 and 15 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Fair Value Measurements

Certain of our assets and liabilities are measured at fair value at each reporting date, including securities available-for-sale, derivatives, and certain loans held-for-sale. Additionally, other assets are measured at fair value on a nonrecurring basis, including impaired loans and OREO, which are subject to fair value adjustments under certain circumstances.

We measure fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Judgment is also required when determining the fair value of an asset or liability when either relevant observable inputs do not exist or available observable inputs are in a market that is not active. When relevant observable inputs are not available, we must use our own assumptions about future cash flows and appropriately risk-adjusted discount rates. Conversely, in some cases observable inputs may require significant adjustments. For example, in cases where the volume and level of trading activity in an asset or liability is very limited, actual transaction prices vary significantly over time or among market participants, or the prices are not current, the observable inputs may not be relevant and could require adjustment.

We use a variety of methods to measure the fair value of financial instruments on a recurring basis and to validate the overall reasonableness of the fair values obtained from external sources on at least a quarterly basis, including evaluating pricing service inputs and methodologies, using exception reports based on analytical criteria, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on Company knowledge of market liquidity and other market-related conditions. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The inability to precisely measure the fair value of certain assets, such as OREO, may lead to changes in the fair value of those assets over time as unobservable inputs change, which can result in volatility in the amount of income or loss recorded for a particular position from quarter to quarter.

Additional information regarding fair value measurements is included in Note 20 of "Notes to the Consolidated Financial Statements" in Item 8 of this Form 10-K.

OVERVIEW

We reported net income available to common stockholders of $153.1 million for 2014, an increase of 25% from the $122.9 million reported for 2013. Diluted earnings per share was $1.94 for 2014, increasing 24% compared to $1.57 per share for 2013. Our return on average assets grew to 1.04% and our return on average common equity grew to 10.9%, both meaningful improvements from a year ago when these performance ratios were 0.90% and 9.8%, respectively. Our efficiency ratio was 54.2% for the year ended December 31, 2014, comparable to 56.4% for the year ended December 31, 2013.

Compared to 2013, the increase in earnings for the current year was primarily attributable to higher net interest income as a result of significant loan growth over the past year, as well as reduced credit-related costs, including lower provision for loan losses. These same factors contributed to an increase in operating profit of $28.5 million to $263.5 million for 2014 compared to $235.0 million for 2013. Net revenue was $575.6 million, up $37.3 million from 2013, as loan growth and lower funding costs offset the impact of declining loan yields. Net interest income for the year increased $33.7 million compared to 2013, driven by higher interest income on $1.1 billion growth in average interest-earning assets compared to the prior year and reduced cost of funds. Net interest margin remained stable at 3.22% for 2014 compared to 3.23% for the prior year. Non-interest income for the current year increased $3.6 million to $117.6 million compared to 2013 primarily due to a 45% increase in loan syndication fees, along with an increase in treasury management revenue, offset by declines in capital markets and mortgage banking income. Non-interest expense increased 3% from prior year, primarily driven by higher salary expense due to a larger employee base and increased incentive compensation costs tied to performance, offset by a meaningful decline in various credit-related costs as a result of the reduced level of other real estate owned ("OREO") and problem loans.

Our credit quality metrics hit their lowest levels since 2008 and are largely beginning to level off. As of December 31, 2014, nonperforming assets declined 31% from year end 2013 levels and was largely attributable to payoffs and paydowns of nonperforming loans and sales of OREO and nonperforming loans. At December 31, 2014, other real estate owned was $17.4 million, a reduction of $11.1 million from December 31, 2013. Nonperforming assets to total assets were 0.54% at December 31, 2014, compared to 0.87% at December 31, 2013. Nonperforming loans to total loans were 0.57% at December 31, 2014, compared to 0.89% at December 31, 2013. Net charge-offs totaled $3.8 million in 2014 as compared to $49.5 million in 2013, while the provision for loan losses declined $19.8 million to $12.0 million in 2014, compared to $31.8 million in 2013. At December 31, 2014, our allowance for loan losses as a percentage of total loans was 1.28%, compared to 1.34% at December 31, 2013.

Total loans grew 12% to $11.9 billion at December 31, 2014, from $10.6 billion at December 31, 2013, primarily driven by commercial and industrial loans to new clients. We also had a meaningful increase in unfunded commitments, primarily in our commercial and industrial portfolio and construction portfolio, to support our client's future business needs. Total commercial and industrial loans comprised 66% of total loans at December 31, 2014, compared to 67% at December 31, 2013.

Total deposits at December 31, 2014 increased 9% to $13.1 billion from December 31, 2013 primarily driven by increases in noninterest-bearing and money market deposits. Money market accounts comprise 37% of total deposits while noninterest-bearing demand comprise 27% of total deposits at December 31, 2014. Given the commercial focus of our core business strategy, a majority of our deposit base is interest-bearing deposits comprised of corporate accounts, which are typically larger than retail accounts, and are heavily influenced by the cash positions of our commercial middle market clients, which will fluctuate based on their business needs.

Sale of Banking Office in Georgia

In fourth quarter 2014, we entered into a purchase and assumption agreement to sell our banking office in Norcross, Georgia. The transaction included the sale of certain deposits and loans made to retail and small business banking clients, which at December 31, 2014 totaled $122.2 million of deposits and $36.3 million of loans, each classified as held-for-sale. On January 20, 2015, we completed the sale and as a result recognized a gain of $4.3 million on the transaction, with $4.0 million of the gain recognized in the first quarter 2015. At consummation of the transaction, the amount of loans and deposits sold totaled $36.7 million and $106.9 million, respectively. The sale did not impact clients associated with our commercial middle market business development office in downtown Atlanta.

Please refer to the remaining sections of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for greater discussion of the various components of our 2014 performance, statement of financial condition and liquidity.

RESULTS OF OPERATIONS

The profitability of our operations depends on our net interest income, provision for loan and covered loan losses, non-interest income, and non-interest expense. Net interest income is dependent on the amount of and yields earned on interest-earning assets as compared to the amount of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan and covered loan losses is primarily affected by changes in the loan portfolio’s composition and performance, the identification of nonperforming loans and management’s assessment of the collectability of the loan portfolio, based on loss experience as well as economic and market factors. Non-interest income consists primarily of fee revenue from asset management, mortgage banking, capital markets products, treasury management, loan and credit-related fees, and other services charges and fees. Net securities gains/losses, if any, are also included in non-interest income.

Net Interest Income

Net interest income is the primary source of our revenue. Net interest income is the difference between interest income and fees earned on interest-earning assets, such as loans and investments, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is affected by (1) the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities; (2) the volume and value of noninterest-bearing sources of funds, such as noninterest-bearing deposits and equity; (3) the use of derivative instruments to manage interest rate risk; (4) the sensitivity of the balance sheet to fluctuations in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and loan repayment behavior; and (5) asset quality.

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

For purposes of this discussion, net interest income and any ratios or metrics that include net interest income as a component, such as net interest margin, have been adjusted to a fully tax-equivalent basis to more appropriately reflect the impact of returns on certain tax-exempt securities, assuming a federal income tax rate of 35%. The effect of the tax-equivalent adjustment is presented at the bottom of the following table. Refer to Table 30, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

Table 1 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the three years ended December 31, 2014. The table also presents the trend in net interest margin on a quarterly basis for 2014 and 2013, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, Table 2 details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume and rate changes.

Table 1
Net Interest Income and Margin Analysis
(Dollars in thousands)

	2014			2013			2012
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets:
Federal funds sold and interest-bearing deposits in banks	$309,535	$770	0.25%	$261,865	$652	0.25%	$377,827	$965	0.26%
Securities:
Taxable	2,279,054	53,500	2.35%	2,189,426	51,310	2.34%	2,064,893	56,826	2.75%
Tax-exempt (2)	286,551	9,406	3.28%	245,905	9,447	3.84%	179,594	8,360	4.65%
Total securities	2,565,605	62,906	2.45%	2,435,331	60,757	2.49%	2,244,487	65,186	2.90%
FHLB stock	29,058	189	0.65%	34,161	247	0.72%	42,742	547	1.28%
Loans, excluding covered assets:
Commercial	7,592,012	330,220	4.35%	6,756,863	299,386	4.43%	5,843,047	269,284	4.61%
Commercial real estate	2,568,603	93,123	3.63%	2,530,863	95,517	3.77%	2,676,709	109,812	4.10%
Construction	360,711	14,152	3.92%	218,246	8,999	4.12%	202,825	7,609	3.75%
Residential	359,621	13,299	3.70%	380,676	14,193	3.73%	360,904	15,025	4.16%
Personal and home equity	348,815	10,552	3.03%	371,567	12,045	3.24%	402,904	14,181	3.52%
Total loans, excluding covered assets (3)	11,229,762	461,346	4.11%	10,258,215	430,140	4.19%	9,486,389	415,911	4.38%
Covered assets (4)	72,153	2,409	3.34%	139,898	3,689	2.64%	218,500	7,300	3.34%
Total interest-earning assets (2)	14,206,113	$527,620	3.71%	13,129,470	$495,485	3.77%	12,369,945	$489,909	3.96%
Cash and due from banks	154,334			147,185			145,200
Allowance for loan and covered loan losses	(161,001)			(179,016)			(208,577)
Other assets	478,025			562,321			699,159
Total assets	$14,677,471			$13,659,960			$13,005,727
Liabilities and Equity (5):
Interest-bearing demand deposits	$1,289,190	$3,728	0.29%	$1,292,146	$4,202	0.33%	$829,686	$3,378	0.41%
Savings deposits	293,316	912	0.31%	262,022	639	0.24%	238,171	680	0.29%
Money market accounts	4,966,272	15,945	0.32%	4,490,908	15,711	0.35%	4,129,620	16,924	0.41%
Time deposits	2,623,243	21,366	0.81%	2,647,301	20,161	0.76%	2,589,593	21,832	0.84%
Total interest-bearing deposits	9,172,021	41,951	0.46%	8,692,377	40,713	0.47%	7,787,070	42,814	0.55%
Short-term borrowings	42,797	638	1.49%	98,844	850	0.86%	142,720	443	0.31%
Long-term debt	618,556	27,061	4.37%	477,782	29,612	6.20%	402,812	23,846	5.92%
Total interest-bearing liabilities	9,833,374	69,650	0.71%	9,269,003	71,175	0.77%	8,332,602	67,103	0.81%
Noninterest-bearing demand deposits	3,308,345			2,982,471			3,186,562
Other liabilities	132,220			149,237			170,442
Equity	1,403,532			1,259,249			1,316,121
Total liabilities and equity	$14,677,471			$13,659,960			$13,005,727
Net interest spread (2)(5)			3.00%			3.00%			3.15%
Contribution of noninterest-bearing sources of funds			0.22%			0.23%			0.27%
Net interest income/margin (2)(5)		457,970	3.22%		424,310	3.23%		422,806	3.42%
Less: tax equivalent adjustment		3,233			3,247			2,873
Net interest income, as reported		$454,737			$421,063			$419,933
(footnotes on following page)

Quarterly Net Interest Margin Trend

	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets (2)	3.57%	3.72%	3.69%	3.72%	3.69%	3.71%	3.77%	3.75%
Cost of interest-bearing liabilities (5)	0.73%	0.71%	0.69%	0.70%	0.73%	0.75%	0.78%	0.80%
Net interest spread (2)(5)	2.84%	3.01%	3.00%	3.02%	2.96%	2.96%	2.99%	2.95%
Contribution of noninterest-bearing sources of funds	0.23%	0.22%	0.21%	0.21%	0.22%	0.22%	0.23%	0.24%
Net interest margin (2)(5)	3.07%	3.23%	3.21%	3.23%	3.18%	3.18%	3.22%	3.19%

(1)	Interest income included $26.4 million, $24.4 million, and $26.3 million in loan fees for the years ended December 31, 2014, 2013, and 2012, respectively.

(2)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. This is a non-U.S. GAAP measure. Refer to Table 30, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

(3)
Includes loans held-for-sale and nonaccrual loans. Average loans on a nonaccrual basis for the recognition of interest income totaled $82.7 million for 2014, $122.6 million for 2013, and $212.2 million for 2012 and are included in loans for purposes of this analysis. Interest foregone on impaired loans was estimated to be approximately $3.2 million for the year ended December 31, 2014, $4.8 million for 2013 and $8.9 million for 2012, calculated based on the average loan portfolio yield for the respective period.

(4)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation ("FDIC") assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

(5)	Includes deposits held-for-sale.

Table 2
Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)
(Amounts in thousands)

	2014 compared to 2013			2013 compared to 2012
	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold and interest-bearing deposits in banks	$119	$(1)	$118	$(290)	$(23)	$(313)
Securities:
Taxable	2,104	86	2,190	3,280	(8,796)	(5,516)
Tax-exempt (2)	1,441	(1,482)	(41)	2,720	(1,633)	1,087
Total securities	3,545	(1,396)	2,149	6,000	(10,429)	(4,429)
FHLB stock	(35)	(23)	(58)	(95)	(205)	(300)
Loans, excluding covered assets:
Commercial	36,413	(5,579)	30,834	40,811	(10,709)	30,102
Commercial real estate	1,409	(3,803)	(2,394)	(5,789)	(8,506)	(14,295)
Construction	5,609	(456)	5,153	604	786	1,390
Residential	(780)	(114)	(894)	793	(1,625)	(832)
Personal and home equity	(714)	(779)	(1,493)	(1,060)	(1,076)	(2,136)
Total loans, excluding covered assets	41,937	(10,731)	31,206	35,359	(21,130)	14,229
Total interest-earning assets before covered assets (2)	45,566	(12,151)	33,415	40,974	(31,787)	9,187
Covered assets (3)	(2,093)	813	(1,280)	(2,277)	(1,334)	(3,611)
Total interest-earning assets (2)	43,473	(11,338)	32,135	38,697	(33,121)	5,576
Interest-bearing demand deposits	(10)	(464)	(474)	1,605	(781)	824
Savings deposits	82	191	273	64	(105)	(41)
Money market accounts	1,586	(1,352)	234	1,400	(2,613)	(1,213)
Time deposits	(852)	2,057	1,205	783	(2,454)	(1,671)
Total interest-bearing deposits	806	432	1,238	3,852	(5,953)	(2,101)
Short-term borrowings	(636)	424	(212)	(172)	579	407
Long-term debt	7,441	(9,992)	(2,551)	4,604	1,162	5,766
Total interest-bearing liabilities	7,611	(9,136)	(1,525)	8,284	(4,212)	4,072
Net interest income (2)	$35,862	$(2,202)	$33,660	$30,413	$(28,909)	$1,504

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)
Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. Refer to Table 30, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

(3)
Covered interest-earning assets consist of loans acquired through an FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detail discussion.

Net Interest Income - 2014 compared to 2013

Net interest income on a tax-equivalent basis increased $33.7 million, or 7.9%, to $454.7 million for the year ended December 31, 2014, compared to $424.3 million for the prior year. The growth in interest income for 2014 was largely due to $31.2 million in higher interest income on loans generated from $971.5 million increase in average loan balances and $2.1 million greater interest income on securities from $130.3 million in higher average securities balances. The increase was partially offset by $1.3 million in lower interest income due to a decline in average loan balances on the covered assets portfolio. The increase in net interest income also benefited from a $1.5 million decrease in interest expense driven primarily by a $2.6 million reduction in long-term debt interest expense attributable in part to a full year of interest savings on the retirement of $120 million of subordinated debt in fourth quarter 2013 and $1.7 million interest savings on the $75 million partial repayment of our 10% junior subordinated debentures ("10% Debentures") in fourth quarter 2014, offset by $2.4 million in accelerated issuance costs recognized in conjunction with the 2014 redemption as well as, $1.2 million in higher deposit costs primarily due to higher average interest-bearing deposit balances. Based on our overall cost of funds, we expect the partial redemption of the 10% Debentures will positively impact net interest income by approximately $7.5 million on an annualized basis.

Average interest-earning assets grew $1.1 billion during 2014 primarily driven by $971.5 million growth in average loan balances with $835.1 million of the growth in the commercial and industrial portfolio and $142.5 million in the construction portfolio. Average interest-bearing deposits grew $479.6 million during 2014, reflecting an increase in average money market and savings deposits, partially offset by decreases in average time and interest-bearing demand deposits. In 2014, average short-term debt declined $56.0 million while average long-term debt increased $140.8 million, primarily as a result of FHLB short-term advances replaced by long-term advances in the current year period. Average long-term FHLB advances increased $255.6 million in 2014 compared to 2013 as we took advantage of favorable rates on a single $250 million, 2-year advance late in fourth quarter 2013. In addition, the average long-term debt in the current year reflected a prepayment of $120 million subordinated debt in the fourth quarter 2013.

Net interest margin was 3.22% for 2014, compared to 3.23% for 2013, as the improvements in our cost of funds was not enough to offset the decline in loan and securities yields. While LIBOR rates decreased slightly in 2014, loan yields benefited from our hedging program, increases in specialty lending activity, and non-recurring loan fees. Our commercial loan hedging program contributed 8 basis points to our loan yields during the year, compared to 6 basis points in 2013. Approximately two-thirds of our loan portfolio is comprised of commercial loans, which include specialty lines such as healthcare and security industry financing that can command pricing premiums due to the elevated complexity, risk, and industry expertise required. Non-recurring fee income of $1.6 million contributed 2 basis points to our loan yields in 2014, compared to $632,000 in 2013 that contributed 1 basis point. The 6 basis points reduction of cost of funds in 2014 was driven by reduced borrowing costs from the $120 million subordinated debt retirement in the fourth quarter 2013, partially offset by the net effect of the $75.0 million partial repayment of our 10% Debentures in fourth quarter 2014 as discussed above. Average noninterest-bearing deposits and average equity, our principal sources of non-interest bearing funds, increased in total by $470.2 million from 2013, but the lower interest rate environment continues to reduce their value within the net interest margin.

In the continued low interest rate environment, competition remains strong, which has influenced pricing. Future loan yields may be impacted by fluctuations in loan fees and interest income recognized as a result of recovery of interest on nonaccrual loans, acceleration of unamortized origination fees upon payoff or refinancing, prepayment and other fees received on certain event driven actions in accordance with the loan agreement. In the prolonged low interest rate environment, we have experienced a general decline in our loan core coupon yields (which excluded the effect of loan fees), primarily due to pricing compression on loan renewals and change in the composition of the portfolio. With over two-thirds of our loan portfolio indexed to one-month LIBOR, we would expect this trend to continue until there is a meaningful increase in interest rates. Despite the highly competitive environment, we maintain a selective and disciplined approach to structure, pricing and overall returns as we selectively add and develop client relationships. As discussed above, we continue to see some downward pressure on loan renewals, which remain very competitive, and has resulted in a compression on overall loan yields. Although we expect our net interest margin to benefit from a rise in short-term interest rates, it is more difficult to predict the impact on deposit costs as it depends on the mix of our funding sources, with wholesale and brokered deposits commanding higher rates.

Net Interest Income - 2013 compared to 2012

For 2013, net interest margin was 3.23%, a decline of 19 basis points from 3.42% for 2012. The year-over-year decline in net interest margin was primarily due to lower loan yields, driven by competitive pricing pressures and the low interest rate environment, decline in securities yields, and the cost of $125 million of subordinated debt issued in October 2012 in connection with the TARP restructure. Our cost of interest-bearing deposits declined $2.1 million, or 8 basis points. While lower interest rates were paid on interest-bearing deposits, interest rates on long-term debt increased 28 basis points as 2013 included $7.1 million of additional expense associated with the issuance of subordinated debt. Average noninterest-bearing deposits and average equity, our principal sources of noninterest-bearing funds, declined in total by $261.0 million from 2012.

Provision for loan losses

The provision for loan losses, excluding the provision for covered loans, totaled $13.2 million in 2014, down from $31.2 million in 2013 and $70.9 million in 2012. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the allowance deemed adequate to cover inherent loan losses after net charge-offs have been deducted. The current year provision benefited from the reduced requirement for specific reserves on a smaller population of impaired loans. Impaired loans were $90.3 million at December 31, 2014, down from $114.4 million at December 31, 2013. In addition, the 2014 provision benefited from significantly lower charge-offs compared to prior years. Net charge-offs were $3.8 million in 2014, compared to $49.5 million in 2013 and $101.1 million in 2012. Future provision for loan losses may vary depending on loan growth or unevenness in credit quality. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of our credit quality, see "Critical Accounting Policies" and "Credit Quality Management and Allowance for Loan Losses."

Provision for covered loan losses

For 2014, the release of provision for covered loan losses was $1.1 million, compared to a provision of $632,000 in 2013 and $549,000 in 2012. The 2014 provision release was primarily attributable to $1.7 million of covered loan recoveries during 2014. The provision for covered loan losses represents the 20% portion of expected losses on covered loans that would not be subject to reimbursement by the FDIC. For further information regarding the FDIC-assisted transaction, see "Covered Assets."

Non-interest Income

Non-interest income is derived from a number of sources including fees from our asset management business, mortgage banking business and deposit services to our retail clients as well as fees from our various commercial products and services such as the sale of derivative products through our capital markets group, treasury management services, lending and servicing and syndication activities. The following table presents a break-out of these multiple sources of revenue for the years ended December 31, 2014, 2013 and 2012.

Table 3
Non-interest Income Analysis
(Dollars in thousands)

	Year Ended December 31,					% Change
	2014	2013		2012		2014-2013	2013-2012
Asset management income:
Managed fee income	$15,483	$16,700		$15,395		-7	8
Custodian fee income	1,785	1,677		1,622		6	3
Total asset management income	17,268	18,377	(1)	17,017	(1)	-6	8
Mortgage banking	10,245	12,172		13,460		-16	-10
Capital markets products	18,047	20,728		25,958		-13	-20
Treasury management	27,472	24,668		21,510		11	15
Loan, letter of credit and commitment fees	19,311	17,217		18,173		12	-5
Syndication fees	19,514	13,447		9,107		45	48
Deposit service charges and fees and other income	5,203	6,207		6,021		-16	3
Subtotal fee revenue	117,060	112,816		111,246		4	1
Net securities gains (losses)	530	1,174		(205)		-55	673
Total non-interest income	$117,590	$113,990		$111,041		3	3

(1)
Includes $3.0 million and $3.4 million for the years ended December 31, 2013 and 2012, respectively, from Lodestar Investment Counsel, LLC ("Lodestar"), an investment management firm and previously a wholly-owned subsidiary of the Company, which was sold on December 31, 2013.

Non-interest Income - 2014 compared to 2013

Non-interest income for 2014 totaled $117.6 million, increasing $3.6 million, or 3% compared to the prior year reflecting growth in treasury management, loan, letter of credit and commitment fees, and syndication fees. These increases were partially offset by lower asset management, mortgage banking, capital markets products, and deposit service charges and fees and other income, and net securities gains.

Asset management fee revenue declined by $1.1 million, or 6%, from the prior year due in large part to the absence of revenue from Lodestar as a result of its sale at year-end 2013. Excluding the $3.0 million fee revenue recognized in 2013 from Lodestar, fee revenue was up $1.9 million, or 13%, driven by the increases in assets under management and administration ("AUMA") and improvement in the equity valuations due to improved market performance.

The following table presents the composition of AUMA, as of the dates shown.

	As of December 31,				% Change
	2014	2013	2012		2014-2013	2013-2012
AUMA:
Managed assets	$3,430,185	$3,225,689	$2,850,684		6	13
Custody assets	3,213,928	2,506,291	2,345,410		28	7
Total AUMA	$6,644,113	$5,731,980	$5,196,094	(1)	16	10

(1)	Includes $503.3 million at December 31, 2012, of which at December 31, 2014 and 2013, $294.9 million and $281.6 million, respectively, was retained subsequent to the sale, primarily in custody assets.

AUMA grew to $6.6 billion at December 31, 2014 from $5.7 billion at December 31, 2013 with growth occurring largely in custody assets. The growth is primarily attributable to continued client acquisition, efforts at cross-selling asset management services to new clients, and to a lesser extent, equity valuation improvements. The pricing on asset management accounts varies depending on the type of services provided. Managed fee income includes fees earned on investment management, personal trust and estate administration, and retirement plan and brokerage services. Custodial fee income includes fees earned for the Bank acting as "qualified custodian," on escrow accounts, and for standard custody services, all of which have significantly lower fees recognized than on managed assets. Fees earned for acting as "qualified custodian" and on escrow assets are typically a flat structure while standard custody and managed assets are generally based on the market value of the assets on the last day of the prior quarter or month and therefore subject to market volatility.

Revenue from our mortgage banking business, which includes gains on loans sold and certain mortgage related loan fees, declined $1.9 million from $12.2 million in 2013 to $10.2 million in 2014. The decline is primarily due to a lower volume of loans sold in 2014 compared to 2013, which was partially offset by improved margins. We sold $359.6 million of mortgage loans in the secondary market, generating gains of $7.7 million, in 2014 compared to $514.7 million of mortgages loans sold, generating gains of $9.1 million, in the prior year. During the latter half of 2013, we saw a shift in product mix with a return to more normalized purchase activity levels while refinancing demand declined which is more heavily influenced by changes in interest rates.

Capital markets products income declined $2.7 million from 2013 and included a $46,000 negative credit valuation adjustment ("CVA") compared to a positive CVA of $2.2 million for 2013. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income declined $409,000, or 2%, compared to 2013. The decrease was attributable to a shift toward a lower margin product mix by clients and a lower level of swap activity compared to the prior year due in part to reduced client demand. Our capital markets business opportunities are sensitive to the level of loan originations and our clients' outlook on interest rates.

Treasury management income increased $2.8 million, or 11%, from 2013. Revenue growth for these services is driven by the acquisition of new middle market commercial lending clients as an expansion to their credit relationships with the Bank, and influenced by the nature of the client's business; successful cross-sell and implementation of treasury management services may lag the closing of a credit facility by three to six months. The current year increase reflects the ongoing success in cross-selling treasury management services to new commercial clients as we continue to build client relationships. Similar to loan originations, we continue to experience increased pricing competition for treasury management services.

Loan, letter of credit and commitment fees increased $2.1 million, or 12%, from 2013, principally due to $516,000, or 6% increase in unused commitment fees and a $1.1 million, or 13% increase in standby letter of credit fees. The majority of our unused commitment fees related to revolving credit facilities, which at December 31, 2014 totaled $8.8 billion and, of which $4.8 billion were unused. In comparison, at December 31, 2013, commitments related to revolving credit facilities totaled $7.6 billion, of which $4.0 billion were unused and reflects the significant growth and expansion in client relationships during 2014.

Syndication fees increased $6.1 million from 2013 to $19.5 million in 2014, reaching its highest revenue in an individual year. During the year, we participated in 77 syndicated loan transactions (23 of which we led or co-led), totaling $3.5 billion in commitments, of which we retained $1.3 billion in commitments. In 2013, we participated in 57 syndicated loan transactions (51 of which we led or co-led), totaling $2.5 billion in commitments, while retaining $1.0 billion in commitments. We expect syndication opportunities to continue as we grow our loan portfolio, specifically commercial and commercial real estate loans. Syndication fees tend to fluctuate period to period depending on market conditions, loan origination trends, and portfolio management decisions.

Non-interest Income - 2013 compared to 2012

Non-interest income for 2013 was $114.0 million, an increase of $2.9 million, or 3%, compared to the prior year, reflecting growth in asset management, treasury management, syndication fees, deposit service charges and fees and other income, and net securities gains during the year. These increases were partially offset by lower mortgage banking, capital markets products, and loan, letter of credit and commitments fees.

Asset management fee revenue increased by $1.4 million, or 8% from 2012, and was largely attributed to fees associated with strong client growth, market recovery, and the on-boarding of a new strategic partnership in the latter part of the year. AUMA grew to $5.7 billion at December 31, 2013 from $5.2 billion at December 31, 2012 primarily due to new custodial assets added in 2013, net client growth, and improved market values all of which more than offset the reduction in AUMA related to the sale of Lodestar on December 31, 2013.

Revenue from our mortgage banking business declined $1.3 million, or 10%, from the prior year. The decline was primarily due to tighter spreads on a lower volume of loan originations and sales in 2013 compared to 2012 coupled with lower application volumes which was partially offset by an expanded product offering. We sold $514.7 million of mortgage loans in the secondary market, generating gains of $9.1 million, in 2013 compared to $561.5 million of mortgages loans sold, generating gains of $10.1 million, in the prior year. During the latter half of 2013, we saw a shift in product mix with purchase activity increasing while refinancing demand declined.

Capital markets products income decreased $5.2 million from 2012 and included a $2.2 million positive CVA compared to a positive CVA of $48,000 for 2012. Exclusive of CVA, capital markets income decreased to $18.5 million in 2013 from $25.9 million in 2012. The current period decline was attributable to lower level of loan origination-related swap activity and a shift in product mix by clients into transactions with lower margins.

Treasury management income increased $3.2 million, or 15%, from 2012. The 2013 increase reflects the ongoing success in cross-selling treasury management services to new commercial clients as we continue to build client relationships and, to a lesser extent, a decrease in our earnings credit rate (the rate applied to balances maintained in the client’s deposit account to offset activity charges) in the latter part of 2012 and 2013. Similar to loan originations, we experienced increased pricing competition with treasury management services.

Loan and credit-related fees decreased $1.0 million, or 5%, from 2012 and was largely due to a decline in unused commitment fees. The majority of our unused commitment fees related to revolving facilities, which at December 31, 2013 totaled $7.6 billion, of which $4.0 million were unused. In comparison, at December 31, 2012, commitments related to revolving facilities totaled $7.0 billion, of which $3.9 billion were unused.

Syndication fees increased $4.3 million from 2012 to $13.4 million in 2013 due to a higher volume of transactions, an increased demand from an expanded investor base, new product offerings, and improving pricing from both planned and opportunistic transactions recognized on origination in the fourth quarter of 2012 and throughout 2013.

Non-interest Expense

Table 4
Non-interest Expense Analysis
(Dollars in thousands)

	Year Ended December 31,			% Change
	2014	2013	2012	2014-2013	2013-2012
Compensation expense:
Salaries and wages	$103,343	$95,022	$95,608	9	-1
Share-based costs	15,567	12,676	20,655	23	-39
Incentive compensation and commission	43,084	40,415	40,905	7	-1
Payroll taxes, insurance and retirement costs	20,198	18,816	17,780	7	6
Total compensation expense	182,192	166,929	174,948	9	-5
Net occupancy and equipment expense	31,258	30,027	30,571	4	-2
Technology and related costs	13,281	13,726	13,250	-3	4
Marketing	13,441	12,590	10,311	7	22
Professional services	11,761	8,539	8,353	38	2
Outsourced servicing costs	6,864	6,817	7,419	1	-8
Net foreclosed property expense	8,681	20,194	38,296	-57	-47
Postage, telephone, and delivery	3,400	3,521	3,497	-3	1
Insurance	12,451	10,867	15,186	15	-28
Loan and collection:
Loan origination and servicing expense	5,323	5,833	6,654	-9	-12
Loan remediation expense	1,442	2,920	4,977	-51	-41
Total loan and collection expense	6,765	8,753	11,631	-23	-25
Other operating expense:
Supplies and printing	688	721	976	-5	-26
Subscriptions and dues	1,238	945	655	31	44
Education and training	1,087	1,181	1,117	-8	6
Internal travel and entertainment	1,932	1,502	1,288	29	17
Investment manager expense	2,743	2,216	2,106	24	5
Bank charges	1,070	1,140	1,108	-6	3
Intangible amortization	3,007	3,121	2,684	-4	16
Provision for unfunded commitments	3,152	1,863	66	69	2,723
Other expenses	7,065	8,662	3,670	-18	136
Total other operating expenses	21,982	21,351	13,670	3	56
Total non-interest expense	$312,076	$303,314	$327,132	3	-7
Full-time equivalent ("FTE") employees at year-end	1,168	1,116	1,105	5	1
Operating efficiency ratios:
Non-interest expense to average assets	2.13%	2.22%	2.52%
Net overhead ratio (1)	1.33%	1.39%	1.66%
Efficiency ratio (2)	54.22%	56.35%	61.28%

(1)	Computed as non-interest expense, less non-interest income, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. Refer to Table 30, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

Non-interest Expense - 2014 compared to 2013

Non-interest expense increased by $8.8 million, or 3%, as compared to the prior year reflecting growth in the business offset by lower credit related costs. The increase primarily reflects higher compensation expense, professional services expense, insurance expense, and provision for unfunded commitments, which were partially offset by lower credit related costs (i.e., net foreclosed property expense and loan and collection expense) attributable to lower levels of nonperforming assets.

Compensation expense increased by $15.3 million, or 9%, from 2013, due to additions to staff, largely relationship bankers and staff to support our growing business, annual salary adjustments, and increased incentive compensation expense based on improved performance. Salary and wages were up $8.3 million, or 9%, primarily due to a higher FTEs base, as well as annual compensation adjustments. Share-based costs increased $2.9 million, or 23%, reflecting the full implementation of annual equity award programs which began in 2011. Incentive compensation was up by $2.7 million, or 7%, compared to 2013, due to improved performance and additional headcount, partially offset by the elimination of incentive costs in 2014 from the disposition of Lodestar in fourth quarter 2013.

Professional services expense, which includes fees paid for legal services in connection with corporate activities, accounting, and consulting services, increased $3.2 million, or 38%, from 2013, due to increases in consulting services for risk management, technology and support services.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, taxes, and other expenses associated with the maintenance of OREO declined $11.5 million, or 57%, from 2013. The decline is primarily due to $13.0 million in lower OREO valuation write-downs compared to the prior year. In addition, OREO costs, such as property management and real estate taxes, were down $1.1 million from the prior year as our OREO declined from $28.5 million at December 31, 2013 to $17.4 million at December 31, 2014. This decrease was partially offset by net losses on the sale of OREO totaling $189,000 in 2014, compared to a gain on sale of $1.7 million in 2013 which had the effect of reducing expense in 2013. In 2014, total sales of OREO were $14.1 million, compared to $51.2 million in 2013. Refer to the "Foreclosed Real Estate" discussion in the "Loan Portfolio and Credit Quality" section below for more information regarding our OREO portfolio and valuation process.

Insurance expense increased $1.6 million, or 15%, from 2013, and was primarily due to higher FDIC deposit insurance in 2014 due to overall asset growth, increase in loan balances and certain loan classifications and a shift in our deposit mix. Also, deposit insurance expense for 2013 included $960,000 in prior period refunds on previously paid FDIC insurance assessments.

Loan and collection expense, which consists of certain non-reimbursable costs associated with loan origination and servicing and loan remediation costs for problem and nonperforming loans, declined $2.0 million, or 23%, from 2013 primarily due to reduced costs related to a lower level of problem loans and, to a lesser extent, reduced mortgage origination costs on a lower volume of refinancing activity. Over the past three years, as a percentage of total loan and collection expenses, loan remediation costs have shifted from 43% in 2012 to 21% in 2014 as problem loans declined resulting in loan origination and servicing costs representing a larger portion of the total. Loan origination and servicing costs are influenced in part by the volume of mortgage origination activity.

Other operating expenses increased $631,000, or 3%, compared to the prior year period largely due to a $1.3 million increase in the provision for unfunded commitments which was driven by $1.3 billion growth in unfunded commitments during the year as to support the future business needs of new and existing commercial clients. Third-party investment management costs as part of our asset management business increased by $527,000 in 2014 with nearly one-half the increase attributable to costs that were previously eliminated in consolidation prior to the disposition of Lodestar. During 2014, other expenses included $1.3 million in lower restructuring, repurchased loan and other loss on sale of assets and miscellaneous operating losses compared to that recognized in 2013.

Our efficiency ratio was 54.2% for 2014, improving from 56.4% for 2013, reflecting revenue increasing at a higher percentage than our expenses, largely aided by lower credit-related costs. Further meaningful improvement in the efficiency ratio will likely depend on a rise in interest rates.

Non-interest Expense - 2013 compared to 2012

Non-interest expense totaled $303.3 million for 2013, decreasing by $23.8 million, or 7%, from $327.1 million in 2012. The decline reflects lower credit related costs (i.e. net foreclosed property expense and loan and collection expense) attributable to lower level of nonperforming assets, reduced compensation expense, and lower insurance expense combined with disciplined expense management. The 2013 improvement was partially offset by higher other expense which included a number of non-recurring charges.

Compensation expense decreased overall by $8.0 million, or 5%, from 2012, principally benefiting from lower share-based costs. Share-based costs decreased $8.0 million, or 39%, due to final expense recognition in 2012 for certain share-based compensation awards made in 2007 and 2008 which was partially offset by $3.9 million in additional expense recognition relating to the February 2013 annual equity grants as part of our annual incentive and long-term incentive programs. Payroll taxes, insurance and retirement costs were up by $1.0 million, or 6%, compared to 2012, largely due to increased base compensation.

Marketing expense increased $2.3 million, or 22% compared to the prior year as a result of our new advertising and re-branding campaign in 2013.

Net foreclosed property expense decreased $18.1 million, or 47%, from 2012. The decline was primarily due to $5.8 million in lower OREO valuation write-downs compared to the prior year, as well as recognition of net gains on sales of OREO in 2013 of $1.7 million compared to net losses of sales of $6.0 million in 2012. In addition, property ownership costs, such as property management and real estate taxes, were down $3.5 million from the prior year as the population of OREO declined from $81.9 million at December 31, 2012 to $28.5 million at December 31, 2013.

Insurance expense decreased $4.3 million, or 28%, from 2012, primarily due to lower FDIC deposit insurance premiums reflecting improved credit quality, liquidity, and improvement in our deposit and funding mix compared to levels in 2012 which resulted in lower current year assessments. Also included in insurance costs for 2013 were $960,000 in refunds on previously paid deposit insurance assessments due to clarification of deposit rules under the assessment model.

Loan and collection expense decreased $2.9 million, or 25%, from 2012. At December 31, 2013, loan remediation costs declined $2.1 million as the level of problem loans declined 22% from 2012. Loan origination and servicing expense decreased $821,000 from reduced volumes of mortgage activity coupled with heightened expense management of credit related costs on new and renewed loans.

Other operating expenses increased $7.7 million, or 56%, from the prior year and was largely due to certain non-recurring charges that were incurred in 2013, including $2.7 million in restructuring costs associated with the vacating of excess space in the Detroit area and the restructuring of our Atlanta operation and a $1.2 million charge on repurchased loans. The provision for unfunded commitments also increased $1.8 million from 2012.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 2012 through 2014 are presented in the following table.

Table 5
Income Tax Provision Analysis
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Income before income tax provision	$248,207	$199,943	$132,417
Income tax expense	$95,128	$76,994	$54,521
Effective income tax rate	38.3%	38.5%	41.2%

Generally, our effective income tax rate varies from the statutory federal income tax rate of 35% principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance, non-deductible compensation and business expenses and tax credits.

For the year ended December 31, 2014 we recorded an income tax provision of $95.1 million on pre-tax income of $248.2 million (equal to a 38.3% effective tax rate) compared to an income tax provision of $77.0 million on pre-tax income of $199.9 million for the year ended December 31, 2013 (equal to a 38.5% effective tax rate).

While the 2014 effective tax rate remained relatively consistent with 2013, the lower effective tax rate in 2013 compared to 2012 was primarily due to the restoration of tax benefits for executive compensation subsequent to the repayment of TARP and the substantially greater amount of charges in the 2012 period associated with share-based compensation.

Realization of Deferred Tax Assets

Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition and totaled $98.2 million at December 31, 2014, consisting of gross deferred tax assets of $121.8 million offset by gross deferred tax liabilities of $23.6 million.

We have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that the Company was not in a cumulative book loss position for financial statement purposes at December 31, 2014, measured on a trailing three-year basis. In addition, we considered our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

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

Operating Segments Results

We have three primary business segments: Banking, Asset Management, and Holding Company Activities.

Banking

Our Banking segment is the Company's most significant segment, representing 89% of our consolidated total assets and generating nearly all of our net income. The profitability of our Banking segment is dependent on net interest income, provision for loan and covered loan losses, non-interest income, and non-interest expense. The net income for the Banking segment for the year ended December 31, 2014 was $175.5 million, a $28.7 million increase from net income of $146.8 million for the year ended December 31, 2013. The increase was primarily due to $34.5 increase in net interest income due to 12% loan growth during the year and a $19.8 million decline in the provision for loan and covered loan losses compared to the prior year period, largely due to improvements in credit quality and a reduction in specific reserves on a smaller population of impaired loans. In addition, non-interest expense increased $12.8 million due to an increase in salaries and incentive compensation primarily driven by new hires, salary increases, and higher incentive compensation tied to improved performance. Net income for the Banking segment increased $38.7 million from the year ended December 31, 2012 to the year ended December 31, 2013, and was primarily due to a $39.6 million decline in the provision for loan and covered loan losses and a $23.8 million in lower non-interest expense compared to 2012.

Total loans for the Banking segment increased to $11.9 billion at December 31, 2014, compared to $10.6 billion at December 31, 2013. Total deposits increased to $13.2 billion at December 31, 2014 from $12.1 billion at December 31, 2013.

Asset Management

The Asset Management segment (formerly Trust and Investments) includes investment management, personal trust and estate administration, custodial and escrow, retirement account administration, and brokerage services.

Net income from Asset Management increased slightly to $2.5 million for the year ended December 31, 2014, from $2.3 million for the year ended December 31, 2013, and increased from $1.6 million for the year ended December 31, 2012. The prior year period included nearly an equal amount of fees and costs generated by our investment management subsidiary, Lodestar, that we sold in December 2013, and of which we retained assets valued at $294.9 million at December 31, 2014. During 2014, the impact of the sale of Lodestar was offset by an increase in fees driven by the increase in AUMA, which grew to $6.6 billion at December 31, 2014, from $5.7 billion at December 31, 2013.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in the Bank. Undistributed earnings relating to this investment are not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of certain compensation expense and professional fees allocated to the Holding Company. The Holding Company Activities segment reported a net loss of $24.9 million for the year ended December 31, 2014, compared to a net loss of $26.2 million for the same period in 2013 and a net loss of $31.8 million for 2012. On October 8, 2014, the Holding Company redeemed $75.0 million of the $143.8 million outstanding 10% Debentures using available cash to fund the redemption. In connection with the redemption, $2.4 million in interest expense was recognized, representing a proportionate amount of the related unamortized debt issuance costs. We expect annual savings of $7.5 million in interest expense as a result of the redemption. The Holding Company received $100.0 million in dividends from the Bank during 2014, and had $60.6 million in cash at December 31, 2014 compared to $55.9 million at December 31, 2013.

Additional information about our operating segments is also discussed in Note 21 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

FINANCIAL CONDITION

Investment Portfolio Management

We manage our investment portfolio to maximize the return on invested funds within acceptable risk guidelines, to meet pledging and liquidity needs, and to adjust balance sheet interest rate sensitivity to attempt to serve as some protection of net interest income levels against the impact of changes in interest rates.

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

Debt securities that are classified as available-for-sale are carried at fair value and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Unrealized gains and losses on available-for-sale securities represent the difference between the amortized cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of equity in accumulated other comprehensive income ("AOCI"). This balance sheet component will fluctuate as current market interest rates and conditions change, with such changes affecting the fair value of the portfolio. In periods of significant market movement we may experience significant changes in AOCI.

Debt securities that are classified as held-to-maturity are securities that we have the ability and intent to hold until maturity and are accounted for using historical cost, adjusted for amortization of premiums and accretion of discounts.

Table 6
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of December 31, 2014			As of December 31, 2013			As of December 31, 2012
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$268,265	$269,697	10	$142,575	$145,716	6	$115,262	$114,252	5
U.S. Agency securities	46,258	46,959	2	45,528	47,409	2	—	—	—
Collateralized mortgage obligations	136,933	132,633	5	176,116	169,775	7	241,034	229,895	10
Residential mortgage-backed securities	846,078	822,746	29	963,107	946,656	38	868,322	823,191	37
State and municipal securities	347,310	340,810	13	274,650	271,135	11	226,042	214,174	10
Foreign sovereign debt	500	500	*	500	500	*	500	500	*
Total available-for-sale	1,645,344	1,613,345	59	1,602,476	1,581,191	64	1,451,160	1,382,012	62
Held-to-Maturity
Collateralized mortgage obligations	57,943	59,960	2	64,072	67,335	3	74,644	74,164	3
Residential mortgage-backed securities	892,162	885,235	32	673,773	688,410	27	725,448	703,419	31
Commercial mortgage-backed securities	181,437	183,021	7	157,973	164,607	6	86,213	85,680	4
State and municipal securities	1,073	1,069	*	1,090	1,084	*	469	464	*
Total held-to-maturity	1,132,615	1,129,285	41	896,908	921,436	36	886,774	863,727	38
Total securities	$2,777,959	$2,742,630	100	$2,499,384	$2,502,627	100	$2,337,934	$2,245,739	100
*    Less than 1%

As of December 31, 2014, our securities portfolio totaled $2.8 billion, an increase of $278.6 million, or 11%, compared to December 31, 2013. During 2014, purchases of securities totaled $682.9 million, with $349.3 million in the available-for-sale portfolio and $333.6 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential mortgage-backed securities, as well as purchases of U.S. Treasury securities and state and municipal securities.

In conjunction with ongoing portfolio management and rebalancing activities, during 2014, we sold $74.7 million primarily in residential mortgage-backed securities, U.S. Treasury securities and state and municipal securities, resulting in a net securities gain of $530,000.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprise 76% of the total portfolio at December 31, 2014. All of the mortgage securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 13% of the total portfolio at December 31, 2014. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit strength when evaluating a purchase or sale decision.

At December 31, 2014, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $19.4 million, an increase of $6.5 million from December 31, 2013. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future market volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

The following table summarizes activity in our investment securities portfolio during 2014. There were no transfers of securities between investment categories during the year.

Table 7
Investment Portfolio Activity
(Dollars in thousands)

	December 31, 2014
	Available-for-Sale	Held-to-Maturity
Balance at beginning of year	$1,602,476	$921,436
Additions:
Purchases	349,320	333,553
Reductions:
Sale proceeds	(74,690)	—
Net gain on sale	530	—
Principal maturities, prepayments and calls, net of gains	(232,967)	(120,844)
Amortization of premiums and accretion of discounts	(10,039)	(4,860)
Total reductions	(317,166)	(125,704)
Increase in market value	10,714	—	(1)
Balance at end of year	$1,645,344	$1,129,285

(1)
The held-to-maturity portfolio is recorded at cost, with no adjustment for the $24.5 million unrealized loss in the portfolio at the beginning of 2014 or the increase in market value of $27.9 million for the year ended December 31, 2014 to an unrealized gain of $3.3 million.

The following table presents the maturities of the different types of investments that we owned at December 31, 2014 and the corresponding interest rates.
Table 8
Maturity Distribution and Portfolio Yields
(Dollars in thousands)

	As of December 31, 2014
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$—	—%	$269,697	1.10%	$—	—%	$—	—%
U.S. Agency securities	—	—%	46,959	1.30%	—	—%	—	—%
Collateralized mortgage obligations (1)	5,227	4.91%	127,406	3.20%	—	—%	—	—%
Residential mortgage-backed securities (1)	8	5.05%	610,074	3.26%	211,944	2.15%	720	7.56%
State and municipal securities (2)	6,937	3.19%	152,345	2.10%	179,628	2.06%	1,900	2.77%
Foreign sovereign debt	500	1.51%	—	—%	—	—%	—	—%
Total available-for-sale	12,672	3.83%	1,206,481	2.55%	391,572	2.11%	2,620	4.09%
Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	46,339	1.42%	13,621	1.38%	—	—%
Residential mortgage-backed securities (1)	—	—%	459,395	2.47%	257,853	2.42%	167,987	2.97%
Commercial mortgage-backed securities (1)	—	—%	108,655	1.57%	74,366	2.24%	—	—%
State and municipal securities (2)	815	2.98%	254	2.80%	—	—%	—	—%
Total held-to-maturity	815	2.98%	614,643	2.23%	345,840	2.34%	167,987	2.97%
Total securities	$13,487	3.78%	$1,821,124	2.44%	$737,412	2.22%	$170,607	2.99%

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

Portfolio Composition

Total loans increased $1.2 billion to $11.9 billion as of December 31, 2014 from $10.6 billion at December 31, 2013, driven primarily by net loan growth in the commercial and industrial loan portfolio, which increased $832.4 million from year end 2013. New client activity of $1.6 billion and net increased borrowings from existing clients contributed to loan growth during the year and was primarily offset by payoffs. Our five-quarter trailing average loan growth is approximately $296.6 million at December 31, 2014, increasing $92.8 million, compared to $203.7 million a year ago. The growth rate is driven by a slowdown of payoffs in the legacy loan portfolio, which now makes up 5% of total loans at December 31, 2014, and greater quarterly new relationship growth. Commercial real estate loans increased $340.6 million from year end 2013, primarily due to construction projects being completed and reclassified to commercial real estate, along with new client activity. Revolving line usage on the overall loan portfolio declined to 45% from 47% at December 31, 2013 as a result of increased commitments and paydowns during the year.

Our loan growth was strong for the year despite the level of competition in our markets from both bank and nonbank competitors. Overall loan growth continues to be impacted by the heightened competition which is affecting borrowers' expectations regarding both pricing and structure. Our strategy is to maintain a disciplined approach to pricing and structuring new credit opportunities and continue to develop comprehensive client relationships. Given the competitive environment, we may experience uneven loan growth from quarter-to-quarter. We remain selective and disciplined to structure, pricing and overall returns as we add and develop client relationships.

Much of our recent loan growth has been focused in commercial and industrial, which represents 66% of our portfolio at December 31, 2014. Within the commercial and industrial portfolio, the healthcare portfolio increased $223.4 million and the manufacturing portfolio increased $162.6 million from December 31, 2013. The commercial and industrial portfolio generally provides us higher yields, principally in specialty lines such as healthcare and security alarm financing, than other segments of our loan portfolio and also provides greater potential for cross-selling of other products and services.

In the normal course of our business, we participate in loan transactions that involve a number of banks, primarily to maintain and build client relationships with a view to cross-selling products and originating loans for the borrowers in the future. Although we may strive to lead or co-lead the arrangement, we will also participate with other banks when we have a relationship with the borrower. Loan syndications assist us with decreasing credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our $11.9 billion in total loans outstanding at December 31, 2014, we were party to $4.0 billion of loans with other financial institutions. Included in this amount is $2.5 billion in SNC's, and $1.6 billion in held balances that were led or co-led by us. SNC transactions are typically led by larger institutions.

The following table presents the composition of our loan portfolio at the dates shown.

Table 9
Loan Portfolio
(Dollars in thousands)

	December 31,
	2014	% of Total	2013	% of Total	2012	% of Total	2011	% of Total	2010	% of Total
Commercial	$5,996,070	50	$5,360,773	51	$4,843,227	48	$4,176,293	46	$3,912,784	43
Commercial - owner-occupied CRE	1,892,564	16	1,695,479	16	1,608,091	16	1,134,229	13	895,625	10
Total commercial	7,888,634	66	7,056,252	67	6,451,318	64	5,310,522	59	4,808,409	53
Commercial real estate	2,323,616	20	2,062,889	19	2,177,529	21	2,247,103	25	2,484,042	27
Commercial real estate - multi-family	593,103	5	513,194	5	543,622	5	452,595	5	478,595	5
Total commercial real estate	2,916,719	25	2,576,083	24	2,721,151	26	2,699,698	30	2,962,637	32
Construction	381,102	3	293,387	3	190,496	2	287,002	3	530,733	6
Residential real estate	361,565	3	341,868	3	373,580	4	297,229	3	319,146	4
Home equity	142,177	1	149,732	1	167,760	2	181,158	2	197,179	2
Personal	202,022	2	226,699	2	235,677	2	232,952	3	296,253	3
Total loans	$11,892,219	100	$10,644,021	100	$10,139,982	100	$9,008,561	100	$9,114,357	100
Growth vs. prior year–end	12%		5%		13%		-1%		1%

The following table summarizes the composition of our commercial loan portfolio at December 31, 2014 and 2013. Our commercial loan portfolio is categorized based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client’s ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client’s underlying business activity changes, classification differences between periods will arise.

Table 10
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Healthcare	$1,787,092	23	$1,563,646	22
Manufacturing	1,746,328	22	1,583,679	23
Finance and insurance	779,146	10	643,052	9
Wholesale trade	685,247	9	695,049	10
Real estate, rental and leasing	549,467	7	444,564	6
Administrative, support, waste management and remediation services	505,939	6	449,777	6
Professional, scientific and technical services	447,483	6	454,373	6
Architecture, engineering and construction	288,527	4	249,444	4
Retail	277,393	3	223,541	3
All other (1)	822,012	10	749,127	11
Total commercial (2)	$7,888,634	100	$7,056,252	100

(1)	All other consists of numerous smaller balances across a variety of industries with no category greater than 3%.

(2)	Includes owner-occupied commercial real estate of $1.9 billion and $1.7 billion at December 31, 2014 and 2013, respectively.

One of the largest segments within our commercial lending business is the healthcare industry. We have a specialized niche in the assisted living, skilled nursing, and residential care segment of the healthcare industry. Loan relationships to these providers tend to be larger extensions of credit and are primarily to for-profit businesses. At December 31, 2014, 23% of the commercial loan portfolio and 15% of the total loan portfolio was comprised of loans extended primarily to operators in this segment to finance the working capital needs and the cost of operating facilities providing such services. The facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Accordingly, our clients and their ability to service this debt may be adversely impacted by the financial health of state or federal payors. In recent years, there have been reductions in the reimbursement rates in certain states and certain government entities are taking longer to reimburse. Despite some impact on client cash flows as a result, to date the healthcare loan portfolio segment has experienced minimal defaults and losses.

Our manufacturing portfolio, representing 22% of our commercial and industrial lending business at December 31, 2014, is well diversified among industry and product types with a particular focus on serving clients in the key geographic markets in which we operate. The manufacturing industry segment is a key component of our core business. As the general market environment for manufacturing in our markets has improved over the past several years, the manufacturing segment of the loan portfolio has had a significant effect on the improvement in the credit performance of the commercial portfolio.

At December 31, 2014, approximately 10%, or $1.2 billion of our total loan portfolio was characterized as higher-risk (also referred to as leveraged loans) commercial and industrial loans, as defined for regulatory purposes, compared to 8% or $879.7 million as of December 31, 2013. Of the $286.7 million increase since year-end 2013, $279.7 million is due to new loans. Higher-risk commercial and industrial loans are primarily underwritten on the recurring earnings of the borrower, where the ratio of debt to earnings is elevated compared to other commercial loans that are not characterized as higher-risk. These metrics were defined by the FDIC in late 2012. Our higher-risk commercial and industrial loans are spread across multiple industries, generally command higher loan yields as a premium for underwriting the additional risk due to their leveraged position, and typically have lower collateral coverage than similar commercial and industrial loans that are not classified as higher-risk. As a result, in the event of default, the loss potential may be greater for these types of loans versus similar commercial and industrial loans that are not classified as higher-risk.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at December 31, 2014 and 2013.

Table 11
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Retail	$608,102	21	$490,955	19
Multi-family	593,103	20	513,194	20
Office	543,657	19	470,315	18
Health care	361,476	12	258,828	10
Industrial/warehouse	264,976	9	271,721	11
Land	199,497	7	216,176	8
Residential 1-4 family	76,995	3	103,776	4
Mixed use/other	268,913	9	251,118	10
Total commercial real estate	$2,916,719	100	$2,576,083	100
Construction
Multi-family	$113,206	30	$58,131	20
Retail	100,086	26	83,640	28
Industrial/warehouse	43,779	11	29,343	10
Residential 1-4 family	32,419	9	20,960	7
Health care	22,382	6	43,506	15
Office	14,447	4	20,596	7
Mixed use/other	54,783	14	37,211	13
Total construction	$381,102	100	$293,387	100

Of the combined commercial real estate and construction portfolios, the three largest categories at December 31, 2014 were retail, multi-family and office real estate, which represent 22%, 21% and 17%, respectively of the combined portfolios. Our commercial real estate and construction portfolio strategy is focused on achieving market share in our core real estate classes in the key geographic markets in which we operate. The growth in commercial real estate and construction loans resulted from opportunities with real estate developers we have relationships with, and, in many cases, have done business with in the past. From an overall portfolio performance perspective, management believes the business execution plans of these borrowers continue to perform at a satisfactory level.

Within the commercial real estate portfolio, our exposure to land loans totaled $199.5 million at December 31, 2014 declining $16.7 million, or 8%, from $216.2 million at December 31, 2013. Land remains a less liquid asset class as buyers and sellers may hold divergent future development outlooks for the land, thereby affecting saleability and market prices. As a percentage of the commercial real estate portfolio, land loans were 7% and 8% at December 31, 2014 and 2013, respectively.

The construction portfolio totaled $381.1 million at December 31, 2014, an increase of $87.7 million, compared to $293.4 million at December 31, 2013 with the most significant increase in the multi-family category, somewhat offset by a sizeable decrease in healthcare as the loans were reclassified to commercial or commercial real estate at the expiration of the construction phase. The increase in the construction portfolio was driven by increased market activity as companies have additional capital to deploy, which has pushed values higher for properties in demand. Additionally, construction activity for retail, apartments and urban-infill continues to influence increased construction line utilization.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of December 31, 2014, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 12
Maturities and Sensitivities of Loans to Changes in Interest Rates (1)
(Amounts in thousands)

	As of December 31, 2014
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$1,952,470	$5,758,616	$177,548	$7,888,634
Commercial real estate	1,006,843	1,732,092	177,784	2,916,719
Construction	78,000	296,806	6,296	381,102
Residential real estate	10,435	3,944	347,186	361,565
Home equity	25,369	63,561	53,247	142,177
Personal	128,311	72,921	790	202,022
Total	$3,201,428	$7,927,940	$762,851	$11,892,219
Loans maturing after one year:
Predetermined (fixed) interest rates		$178,103	$195,318
Floating interest rates		7,749,837	567,533
Total		$7,927,940	$762,851

(1)
Maturities are based on contractual maturity date. Actual timing of repayment may differ from those reflected in the table as clients may choose to pre-pay their outstanding balance prior to the contractual maturity date.

Of the $8.3 billion in loans maturing after one year with a floating interest rate, $1.3 billion are subject to interest rate floors, of which $1.2 billion have such floors in effect at December 31, 2014. For further analysis and information related to interest sensitivity, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-K.

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

Loans considered special mention are performing in accordance with the contractual terms but demonstrate potential weakness that if left unresolved, may result in deterioration in our credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity, or other credit concerns. These loans continue to accrue interest.

Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest but the ultimate collection of these loans in full is questionable due to the same conditions that characterize a special mention credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that we may sustain some loss if the deficiencies are not resolved. Although potential problem loans require additional attention by management, they may never become nonperforming.

Special mention and potential problem loans as of December 31, 2014 and 2013 are presented in Table 17.

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

All loans are placed on nonaccrual status when principal or interest payments become 90 days past due or earlier if management deems the collectibility of the principal or interest to be in question prior to the loans becoming 90 days past due. When interest accruals are discontinued, accrued but uncollected interest is reversed reducing interest income. Subsequent receipts on nonaccrual loans are recorded in the financial statements as a reduction of principal, and interest income is only recorded on a cash basis if the remaining recorded investment after charge-offs is deemed fully collectible. Classification of a loan as nonaccrual does not necessarily preclude the ultimate collection of loan principal and/or interest. Nonperforming loans are presented in Tables 13, 14, 15, and 17. Restructured loans that are accruing interest are also included in Tables 13 and 16.

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of reduction in interest rate, extension of the maturity date, reduction in the principal balance, or other action intended to minimize potential losses and maximize our chances of a more successful recovery on a troubled loan. When we make such concessions as part of a modification, we report the loan as a TDR and account for the interest due in accordance with our TDR policy. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. The TDR is classified as an accruing TDR if the borrower has demonstrated the ability to meet the new terms of the restructuring as evidenced by a minimum of six months of performance in compliance with the restructured terms or if the borrower's performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. TDRs accrue interest as long as the borrower complies with the revised terms and conditions and management is reasonably assured as to the collectibility of principal and interest; otherwise, the restructured loan will be classified as nonaccrual. The TDR classification is removed when the loan is either fully repaid or is re-underwritten at market terms and an evaluation of the loan determines that it does not meet the definition of a TDR under current accounting guidance (i.e., the new terms do not represent a concession, the borrower is no longer experiencing financial difficulty, and the re-underwriting is executed at current market terms for new debt with similar risk). The composition of our restructured loans by loan category, current period activity and size stratification is presented in Tables 13 and 16.

Foreclosed real estate ("OREO") represents properties acquired as the result of borrower defaults on loans secured by a mortgage on real property. Refer to the following "Foreclosed Real Estate" section for additional discussion regarding our OREO assets.

As a result of our focused efforts in improving asset quality, we have seen a majority of our nonperforming asset credit quality metrics hit their lowest levels since 2008 and begin to largely level off. Nonperforming assets declined 31% to $85.0 million at December 31, 2014 from $122.8 million at December 31, 2013. The improvement in nonperforming assets was largely attributable to paydowns, payoffs, and sales. Nonperforming assets as a percentage of total assets were 0.54% at December 31, 2014, down from 0.87% at December 31, 2013.

OREO declined $11.1 million, or 39%, to $17.4 million at December 31, 2014, from $28.5 million at December 31, 2013, as inflows to OREO were more than offset by sales of OREO and valuation adjustments as we continued to dispose of and settle these properties. Refer to "Foreclosed Real Estate" below for further discussion on OREO.

Nonperforming loans totaled $67.5 million at December 31, 2014, down 28% from $94.2 million at December 31, 2013. Nonperforming loan inflows, which are primarily comprised of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status), declined 48% from 2013. As shown in Table 14, inflows to nonperforming loans in 2014 were more than offset by problem loan resolutions (paydowns, payoffs and return to accruing status), dispositions, and charge-offs. As shown in Table 15, which provides the nonperforming loan stratification by size, four nonperforming loans in excess of $3.0 million comprised 38% of our total nonperforming loans at December 31, 2014, compared to seven nonperforming loans in excess of $3.0 million which comprised 44% of our total nonperforming loans at December 31, 2013.

During 2014, we disposed of $43.2 million in problem assets, including $29.1 million in nonperforming loans, and $14.1 million in OREO. Problem loans (which include special mention, potential problem, and nonperforming loans) were $256.0 million at December 31, 2014, compared to $267.3 million at December 31, 2013. Because our loan portfolio contains loans that may be larger in size in order to accommodate the financing needs of some of our borrowers, changes in the performance of larger credits could create volatility and fluctuations in our credit quality metrics, including nonperforming loans, special mention and problem loans, and accruing TDR loans.

Accruing TDRs totaled $22.7 million at December 31, 2014, increasing $2.6 million, or 13%, from $20.2 million at December 31,

2013. As presented in the accruing TDR rollforward at Table 16, new accruing TDRs totaling $37.1 million during 2014 were largely offset by $31.0 million in paydowns and payoffs during the year ended December 31, 2014.

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, and past due loans for the past five years.

Table 13
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	December 31,
	2014	2013	2012	2011	2010
Nonaccrual loans:
Commercial	$31,047	$24,779	$41,913	$65,958	$70,241
Commercial real estate	19,749	46,953	68,554	133,257	214,629
Construction	—	—	557	21,879	33,403
Residential real estate	5,274	9,976	11,224	14,589	14,841
Personal and home equity	11,474	12,530	16,532	24,169	32,766
Total nonaccrual loans	$67,544	$94,238	$138,780	$259,852	$365,880
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	$67,544	$94,238	$138,780	$259,852	$365,880
OREO	17,416	28,548	81,880	125,729	88,728
Total nonperforming assets	$84,960	$122,786	$220,660	$385,581	$454,608

Nonaccrual troubled debt restructured loans (included in nonaccrual loans):
Commercial	$20,113	$6,188	$25,200	$28,409	$1,247
Commercial real estate	8,005	19,309	29,426	32,722	45,028
Construction	—	—	—	960	—
Residential real estate	1,881	2,239	2,867	3,592	1,350
Personal and home equity	6,299	4,446	7,299	9,721	17,656
Total nonaccrual troubled debt restructured loans	$36,298	$32,182	$64,792	$75,404	$65,281

Restructured loans accruing interest:
Commercial	$21,124	$17,635	$44,267	$42,569	$8,017
Commercial real estate	199	950	14,758	41,348	60,019
Construction	—	—	—	—	4,348
Residential real estate	—	—	465	3,238	798
Personal and home equity	1,422	1,591	1,490	13,754	14,394
Total restructured loans accruing interest	$22,745	$20,176	$60,980	$100,909	$87,576
30-89 days past due loans	$11,816	$8,870	$18,470	$28,322	$48,697
Nonperforming loans to total loans	0.57%	0.89%	1.37%	2.88%	4.01%
Nonperforming loans to total assets	0.43%	0.67%	0.99%	0.99%	2.09%
Nonperforming assets to total assets	0.54%	0.87%	1.57%	3.11%	3.65%

The following table presents changes in our nonperforming loans for the years ended December 31, 2014 and 2013.

Table 14
Nonperforming Loans Rollforward
(Amounts in thousands)

	December 31,
	2014	2013
Nonperforming loans:
Balance at beginning of year	$94,238	$138,780
Additions:
New nonaccrual loans (1)	54,028	103,245
Reductions:
Return to performing status	(558)	(2,658)
Paydowns and payoffs, net of advances	(40,090)	(29,800)
Net sales	(17,055)	(30,967)
Transfer to OREO	(8,753)	(17,310)
Transfer to loans held for sale	—	(9,599)
Charge-offs	(14,266)	(57,453)
Total reductions	(80,722)	(147,787)
Balance at end of year	$67,544	$94,238

Nonaccruing troubled debt restructured loans (included in nonperforming loans):
Balance at beginning of period	$32,182	$64,792
Additions:
New nonaccrual troubled debt restructured loans (1)	25,067	31,409
Reductions:
Return to performing status	—	(1,828)
Paydowns and payoffs, net of advances	(15,181)	(11,487)
Net sales	(4,456)	(16,136)
Transfer to OREO	(685)	(5,060)
Transfer to loans held-for-sale	—	(2,240)
Charge-offs	(629)	(27,268)
Total reductions	(20,951)	(64,019)
Balance at end of period	$36,298	$32,182

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

The following table presents the stratification by carrying amount of our nonperforming loans as of December 31, 2014 and 2013.

Table 15
Nonperforming Loans Stratification
(Dollars in thousands)

	Stratification
	$10.0 Million or More	$5.0 Million to $9.9 Million	$3.0 Million to $4.9 Million	$1.5 Million to $2.9 Million	Under $1.5 Million	Total
As of December 31, 2014
Nonperforming loans:
Commercial	$13,079	$5,231	$3,460	$—	$9,277	$31,047
Commercial real estate	—	—	3,752	5,669	10,328	19,749
Residential real estate	—	—	—	—	5,274	5,274
Personal and home equity	—	—	—	—	11,474	11,474
Total nonperforming loans	$13,079	$5,231	$7,212	$5,669	$36,353	$67,544
Nonaccruing restructured loans (included in nonperforming loans):
Commercial	$13,079	$—	$3,460	$—	$3,574	$20,113
Commercial real estate	—	—	—	2,004	6,001	8,005
Residential real estate	—	—	—	—	1,881	1,881
Personal and home equity	—	—	—	—	6,299	6,299
Total nonaccruing restructured loans	$13,079	$—	$3,460	$2,004	$17,755	$36,298

As of December 31, 2013
Nonperforming loans:
Commercial	$—	$9,393	$3,749	$5,150	$6,487	$24,779
Commercial real estate	—	15,440	9,035	7,583	14,895	46,953
Residential real estate	—	—	3,438	—	6,538	9,976
Personal and home equity	—	—	—	—	12,530	12,530
Total nonperforming loans	$—	$24,833	$16,222	$12,733	$40,450	$94,238
Nonaccruing restructured loans (included in nonperforming loans):
Commercial	$—	$—	$—	$5,150	$1,038	$6,188
Commercial real estate	—	9,754	—	4,299	5,256	19,309
Residential real estate	—	—	—	—	2,239	2,239
Personal and home equity	—	—	—	—	4,446	4,446
Total nonaccruing restructured loans	$—	$9,754	$—	$9,449	$12,979	$32,182

The following table presents changes in our restructured loans accruing interest for the years ended December 31, 2014 and 2013.

Table 16
Restructured Loans Accruing Interest Rollforward
(Amounts in thousands)

	December 31,
	2014	2013
Balance at beginning of year	$20,176	$60,980
Additions:
New restructured loans accruing interest (1)	37,069	7,278
Reductions:
Paydowns and payoffs, net of advances	(31,025)	(30,890)
Transferred to nonperforming loans	(1,265)	(15,032)
Removal of restructured loan status (2)	(2,210)	(2,160)
Balance at end of year	$22,745	$20,176

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new restructured loans accruing interest.

(2)
At the time of re-underwriting, the loans were at market terms and an evaluation of the loans determined that they did not meet the definition of a TDR under current accounting guidance because they qualified as pass-rated credits due to the strengthened financial condition of the borrowers. All of these loans were re-underwritten in conjunction with the loan maturity.

We have adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that we believe exhibit acceptable financial performance, cash flow, and leverage. We attempt to mitigate risk through loan structure, collateral, monitoring, and other credit risk management controls. Credits rated 6 are performing in accordance with contractual terms but are considered "special mention" as these credits demonstrate potential weakness that if left unresolved, may result in deterioration in our credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Loans rated 7 may be classified as either accruing ("potential problem") or nonaccrual ("nonperforming"). Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest but the ultimate collection of these loans in full is questionable due to the same conditions that characterize a 6-rated credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the value of the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that we may sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at a minimum on a quarterly basis, while all other rated credits over a certain dollar threshold, depending on loan type, are reviewed annually or more frequently as the circumstances warrant.

The following table presents the credit quality of our loan portfolio as of December 31, 2014 and 2013.

Table 17
Credit Quality
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of December 31, 2014
Commercial	$93,130	1.2	$78,562	1.0	$31,047	0.4	$7,888,634
Commercial real estate	3,552	0.1	746	*	19,749	0.7	2,916,719
Construction	—	—	—	—	—	—	381,102
Residential real estate	2,964	0.8	5,981	1.7	5,274	1.5	361,565
Home equity	1,170	0.8	2,108	1.5	11,044	7.8	142,177
Personal	173	0.1	45	*	430	0.2	202,022
Total	$100,989	0.8	$87,442	0.7	$67,544	0.6	$11,892,219
As of December 31, 2013
Commercial	$62,272	0.9	$87,391	1.2	$24,779	0.4	$7,056,252
Commercial real estate	1,016	*	4,489	0.2	46,953	1.8	2,576,083
Construction	—	—	—	—	—	—	293,387
Residential real estate	4,898	1.4	7,177	2.1	9,976	2.9	341,868
Home equity	2,884	1.9	2,538	1.7	11,879	7.9	149,732
Personal	187	0.1	177	0.1	651	0.3	226,699
Total	$71,257	0.7	$101,772	1.0	$94,238	0.9	$10,644,021

*	Less than 0.1%.

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

Table 18 presents a rollforward of OREO for the years ended December 31, 2014 and 2013. Table 19 presents the composition of OREO properties by category at December 31, 2014 and 2013.

Table 18
OREO Rollforward
(Amounts in thousands)

	Year Ended December 31,
	2014	2013
Beginning balance	$28,548	$81,880
New foreclosed properties	8,753	17,310
Valuation adjustments	(6,479)	(19,458)
Reclassification from covered asset OREO (1)	719	—
Disposals:
Sale proceeds	(13,936)	(52,919)
Net (loss) gain on sale	(189)	1,735
Ending balance	$17,416	$28,548

(1)	Represents amounts transferred from the covered asset OREO portfolio due to the expiration on September 30, 2014 of the FDIC loss share agreement on such assets.

Table 19
OREO Properties by Type
(Dollars in thousands)

	December 31, 2014			December 31, 2013
	Number of Properties	Amount	% of Total	Number of Properties	Amount	% of Total
Single-family homes	17	$7,902	46	12	$3,405	12
Land parcels	127	4,237	24	142	12,710	44
Multi-family	2	488	3	1	175	1
Office/industrial	6	3,832	22	20	11,301	40
Retail	2	957	5	1	957	3
Total OREO properties	154	$17,416	100	176	$28,548	100
OREO totaled $17.4 million at December 31, 2014, down 39% from $28.5 million at December 31, 2013. During the year ended December 31, 2014, inflows into OREO of $8.8 million were more than offset by OREO sales as we continue to dispose and settle these properties. During the year ended December 31, 2014, OREO sales totaled $14.1 million, with approximately 85% of these sales represented by land and office/industrial properties at approximated book value. Valuation adjustments on OREO for the year ended December 31, 2014 were $6.5 million, down $13.0 million from the year ended December 31, 2013.

At December 31, 2014, single-family homes represent the largest portion of OREO at 46%, OREO land parcels, which continues to be a fairly illiquid asset class, represented the next largest portion of OREO at 24%.

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

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one-year old, a new appraisal of the underlying collateral is obtained. The majority of collateral-dependent impaired loans are secured by real estate for which we generally obtain "as is" appraisal values in order to evaluate impairment. When a collateral-dependent loan is secured by non-real estate collateral such as receivables, inventory, or equipment, the fair value is generally determined based upon appraisals, field exams, or receivable reports. The valuation techniques and inputs are reviewed internally by workout and/or asset-based specialists for reasonableness of estimated liquidation costs, collectability probabilities, and other market data. Appraisals for real estate collateral-dependent impaired loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is performed at the six-month interval between annual appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either adjusted downward or a new appraisal is required to support the value of the impaired loan.

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

As of December 31, 2014, the average appraisal age used in the impaired loan valuation process was approximately 151 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at December 31, 2014 due to the timing of the receipt of the appraisal is not material. In situations such as this, we perform an internal assessment to determine if a probable impairment reserve is required for the account based on our experience in the related asset class and type.

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. The methodology takes into account at a product level originating line of business (transformational or legacy), year of origination, the risk-rating migration of the loans, and historical default and loss history of similar products. Using this information, the methodology produces loss estimates which provide a range of possible reserve amounts by product type. Use of the loss emergence period information by product type provides an important reference point for determining the appropriate range of reserves for a specific product category. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model as well as market and economic data, estimate of the loss emergence period and management judgment. We consider relevant factors related to individual product types and will also consider, when appropriate, changes in lending practices, changes in business or economic conditions, changes in the nature and volume of loans, changes in staffing or management, changes in the quality of our results from loan reviews, changes in collateral values, concentration risks, and other external factors such as legal or regulatory matters relevant to management’s assessment of required reserve levels. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve is outside the range determined through the quantitative framework with respect to a given product type.

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

In our evaluation of the quantitatively-determined range and the adequacy of the allowance at December 31, 2014, we considered a number of factors for each product that included, but were not limited to, the following:

•
for the commercial portfolio, the pace of growth in the commercial loan sector, portfolio credit performance, impact of competition on loan structures, the existence of larger individual credits and specialized industry concentrations, sensitivity of leveraged lending on our overall portfolio performance, comparison of our default rates to overall U.S. industry averages at industry subsets, default emergence from recent years compared to historical stressed periods, the loss emergence period, results of "back testing" of model results versus actual recent charge-off history, recent rating migrations into problem loan categories and other portfolio trends, as well as general macroeconomic indicators, such as GDP, employment trends and manufacturing activity;

•
for the commercial real estate portfolio, the potential impact of general commercial real estate trends, particularly occupancy and leasing rate trends, charge-off severity, nonperforming loan inflows, default likelihood in our book versus the general U.S. averages, loss emergence period, default emergence from recent years compared to historical stressed periods, results of "back testing" of model results versus recent charge-off history, collateral value changes in commercial real estate, less stringent underwriting standards in the marketplace leading to more competitive credit structures, and the impact that a negative general macroeconomic condition could have on this sector;

•
for the construction portfolio, construction employment, industry experience on construction loan losses, loss emergence period, construction spending rates, less stringent underwriting standards in the marketplace leading to more competitive credit structures, and improved valuation basis of the recent growth in the portfolio; and

•
for the residential, home equity, and personal portfolios, home price indices and delinquency rates, loss emergence period, and general economic conditions and interest rate trends which impact these products.

In determining our reserve levels at December 31, 2014, we established a general reserve that includes management's qualitative assessment, which increased the reserve to higher output than our model's output range, in total. This judgment was influenced primarily by recent indicators in our transformational commercial portfolio, specifically, (i) increased movement into non-performing and criticized loan categories from certain industry sectors in the portfolio which can cause volatility in the reserve requirement, (ii) the impact of competition on loan structures, and (iii) leveraged lending transactions. In our transformational commercial real estate portfolio, this judgment was influenced by (i) less stringent underwriting standards in the marketplace leading to competitive credit structures and (ii) volume and nature of recent loan growth in the product segment.

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

Management evaluates the adequacy of the allowance for loan losses and reviews the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of December 31, 2014, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including for those loans where the loss is not yet identifiable).

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

Table 20
Allowance for Loan Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Change in allowance for loan losses:
Balance at beginning of year	$143,109	$161,417	$191,594	$222,821	$221,688
Loans charged-off:
Commercial	(5,588)	(22,339)	(31,768)	(32,742)	(32,160)
Commercial real estate	(6,214)	(25,294)	(68,099)	(108,814)	(100,467)
Construction	(6)	70	(1,979)	(11,282)	(27,499)
Residential real estate	(1,514)	(3,501)	(3,010)	(2,009)	(4,735)
Home equity	(1,017)	(3,445)	(3,128)	(6,586)	(3,708)
Personal	(158)	(3,725)	(10,044)	(9,594)	(28,471)
Total charge-offs	(14,497)	(58,234)	(118,028)	(171,027)	(197,040)
Recoveries on loans previously charged-off:
Commercial	6,340	5,054	4,179	4,280	2,967
Commercial real estate	2,674	2,173	8,709	3,162	1,328
Construction	79	48	2,315	291	983
Residential real estate	675	15	126	61	33
Home equity	228	475	509	337	95
Personal	721	997	1,137	1,114	743
Total recoveries	10,717	8,762	16,975	9,245	6,149
Net charge-offs	(3,780)	(49,472)	(101,053)	(161,782)	(190,891)
Provisions charged to operating expense	13,169	31,164	70,876	130,555	192,024
Balance at end of year	$152,498	$143,109	$161,417	$191,594	$222,821
Allowance for loan losses as a percent of loans at year end	1.28%	1.34%	1.59%	2.13%	2.44%
Average loans, excluding covered assets	$11,199,985	$10,228,385	$9,457,541	$8,915,750	$8,980,368
Ratio of net charge-offs to average loans outstanding for the year	0.03%	0.48%	1.07%	1.81%	2.13%
Allowance for loan losses as a percent of nonperforming loans	226%	152%	116%	74%	61%

Gross charge-offs declined 75% to $14.5 million for 2014, from $58.2 million for 2013. Commercial real estate comprised 43% of total charge-offs in 2014, with 47% of total commercial real estate charge-offs related to two individual credits, while commercial comprised 39% of total charge-offs.

The allowance for loan losses increased $9.4 million from $143.1 million at December 31, 2013 to $152.5 million at December 31, 2014. The change in allowance levels were largely impacted by $1.2 billion in loan growth, changes in the composition of the loan portfolio, changes in the quantitative component of the allowance factors and partially offset by $26.7 million decline in nonperforming loans. The provision for loan losses for the year ended December 31, 2014 declined to $13.2 million compared to $31.2 million for the year ended December 31, 2013, and was aided by $10.7 million in recoveries of previously charged-off loans. The provision for loan losses may fluctuate quarter to quarter depending on the level of loan growth and unevenness in credit quality due to size of individual credits. The allowance for loan losses to total loans ratio was 1.28% at December 31, 2014, down from 1.34% as of December 31, 2013.

The following table presents our allocation of the allowance for loan losses by loan category for the past five years.

Table 21
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	As of December 31,
	2014	% of Total	2013	% of Total	2012	% of Total	2011	% of Total	2010	% of Total
Commercial	$103,462	68	$80,768	57	$63,709	39	$60,663	32	$70,115	31
Commercial real estate	31,838	21	42,362	30	73,150	45	94,905	49	110,853	50
Construction	4,290	3	3,338	2	2,434	2	12,852	7	19,778	9
Residential real estate	5,316	3	7,555	5	9,696	6	6,376	3	5,321	2
Home equity	4,924	3	5,648	4	6,797	4	4,022	2	5,764	3
Personal	2,668	2	3,438	2	5,631	4	12,776	7	10,990	5
Total	$152,498	100	$143,109	100	$161,417	100	$191,594	100	$222,821	100
Specific reserve	$16,627	11	$22,377	16	$43,390	27	$69,944	37	$70,971	32
General reserve	$135,871	89	$120,732	84	$118,027	73	$121,650	63	$151,850	68
Recorded Investment in Loans:
Ending balance, specific reserve	$90,289		$114,414		$199,760		$360,761		$453,456
Ending balance, general allocated reserve	11,801,930		10,529,607		9,940,222		8,647,800		8,660,901
Total loans at year end	$11,892,219		$10,644,021		$10,139,982		$9,008,561		$9,114,357

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance increased by $15.1 million, or 13%, during 2014, from $120.7 million at December 31, 2013 to $135.9 million at December 31, 2014. As presented in Table 21 above, over the past three years, the increase in the general allocated reserve has been primarily influenced by the increased reserve needs associated with the growing loan portfolio and changes in the credit quality of the existing portfolio for certain segments. In addition, lower loss rates are being applied to a larger portion of the total loan portfolio, most notably within commercial real estate, as the portfolio is becoming more weighted in transformational loans, where our historical credit performance has been better, and less weighted in legacy loans, where historical performance has been weaker.

Specific Component of the Allowance

Specific reserves are the summation of individual reserves related to impaired loans that are analyzed on an account by account basis at the balance sheet date. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value; fair value of the underlying collateral less estimated selling costs, if the loan is collateral-dependent; or the present value of expected future cash flows discounted at the loan’s effective interest rate. At December 31, 2014, the specific component of the allowance decreased by $5.8 million to $16.6 million from $22.4 million at December 31, 2013, continuing the trend from the previous five years as presented in Table 21 above. The change in the specific reserves over the past five years is due to the continued overall reduction in the impaired loan population. At December 31, 2014, impaired loans totaled $90.3 million, of which nearly all are collateral-dependent. Of the $90.3 million in impaired loans, 56% required a specific reserve at December 31, 2014, compared to 60% at December 31, 2013 of the $114.4 million in total impaired loans.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the year ended December 31, 2014, our reserve for unfunded commitments increased $3.1 million from December 31, 2013 to $12.3 million and consisted of $11.4 million in general reserves and $894,000 in specific reserves at December 31, 2014. For the year ended December 31, 2014, general reserves increased $3.0 million driven by a $1.3 billion increase in unfunded commitments as part of our overall 2014 growth in loan originations and new credit relationships, specifically in commercial and industrial and construction products, as well as an increase in the likelihood of draws on unused lines and loss factors. The remaining increase was related to specific credits. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $6.3 billion and $5.0 billion at December 31, 2014 and 2013, respectively. At December 31, 2014, unfunded commitments with maturities of less than one year approximated $2.0 billion. For further information on our unfunded commitments, refer to Note 19 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

COVERED ASSETS

Covered assets represent purchased loans and foreclosed loan collateral covered under a loss sharing agreement with the FDIC as a result of the 2009 FDIC-assisted acquisition of the former Founders Bank from the FDIC. Under the loss share agreement, generally the FDIC will assume 80% of the first $173 million of credit losses and 95% of the credit losses in excess of $173 million, in both cases relating to assets that existed on the date of acquisition. As of December 31, 2014, the FDIC had reimbursed the Bank a total of $122.9 million in losses under the loss share agreement. The loss share agreement expired on September 30, 2014 for loans other than non-residential mortgage loans and related assets, and will expire on September 30, 2019 for residential mortgage assets.

Total net covered assets declined $67.3 million, or 70%, from $96.2 million at December 31, 2013 to $28.9 million at December 31, 2014. The decrease in balances from the prior year was partially due to $27.8 million in principal paydowns, net of advances, the impact of such on the evaluation of expected cash flows and discount accretion levels. Also contributing to the reduction was the transfer out of covered assets of $28.7 million of covered loans into our held for investment loan portfolio and $719,000 of covered OREO into the OREO portfolio upon the aforementioned expiration of the loss share agreement for non-residential mortgage assets. At December 31, 2014, the estimated loss reimbursement by the FDIC totaled $1.8 million compared to $6.3 million at December 31, 2013. Because the remaining covered assets largely represent single-family mortgages, we do not expect a significant change in balances from period to period. Total delinquent and nonperforming covered loans totaled $7.0 million at December 31, 2014 and $17.3 million at December 31, 2013.

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

We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, and selectively purchase securities and investments. Liquid assets refer to cash on hand, federal funds sold and securities. Net liquid assets represent the sum of the liquid asset categories less the amount of such assets pledged to secure public funds and other deposits that require collateral, and for other purposes as required or permitted by law. In managing our liquid asset levels, we take into account our deposit concentration risk. Net liquid assets at the Bank were $2.7 billion and $2.4 billion at December 31, 2014 and 2013, respectively.

The Bank’s principal sources of funds are commercial and retail deposits, including large institutional deposits and brokered deposits. We first look toward internally generated deposits as our funding source for loan and asset growth. We also utilize FHLB borrowings and other wholesale funding, including traditional brokered time deposits, as needed to enhance liquidity and to fund asset growth. Cash from operations is also a source of funds. The Bank’s principal uses of funds include funding growth in the core asset portfolios, including loans, and to a lesser extent, our investment portfolio, which is used primarily to manage liquidity risk and interest rate risk.

The primary sources of funding for the Holding Company include dividends when received from the Bank, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt, as well as equity. During 2014, the Bank paid $100.0 million in dividends to the Holding Company. In September 2014, the Holding Company amended and renewed its 364-day revolving line of credit from a group of commercial banks allowing borrowings of up to $60.0 million in total as an additional source of working capital. As of December 31, 2014, no amounts have been drawn on the facility. On October 8, 2014, using available cash resources, the Holding Company redeemed $75.0 million of the $143.8 million in outstanding 10% junior subordinated debentures. Net liquid assets at the Holding Company totaled $60.6 million at December 31, 2014 and $55.9 million at December 31, 2013.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities decreased $145.7 million from 2013 to $94.6 million for 2014. Cash flows from investing activities reflect the impact of loans and investments acquired for our interest-earning asset portfolios and asset sales. For 2014, net cash used in investing activities was $1.5 billion, compared to $711.2 million for the prior year. This change in cash flows primarily represents larger amounts of cash redeployed towards the funding of loans in 2014. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash provided by financing activities for 2014 was $1.3 billion, compared to net cash used in financing activities of $30.5 million for the prior year. This change in cash flows primarily represents the increased level of deposits in 2014.

Deposits

Our deposit base is predominately comprised of middle market commercial client relationships from a diversified industry base. Through our community banking and private wealth groups, we offer a variety of small business and personal banking products, including checking, savings and money market accounts and CDs, which are a source of stable core deposits. Approximately 25% of our deposits at December 31, 2014 were accounts served in our community banking and private wealth groups.

The following table presents the composition of deposits for the periods shown.

Table 22
Deposits (1)
(Dollars in thousands)

	As of December 31,						% Change
	2014	% of Total	2013	% of Total	2012	% of Total	2014-2013	2013-2012
Noninterest-bearing deposits	$3,516,695	27	$3,172,676	26	$3,690,340	30	11	-14
Interest-bearing demand deposits	1,907,320	15	1,470,856	12	1,057,390	9	30	39
Savings deposits	319,100	2	284,482	2	310,188	3	12	-8
Money market accounts	4,851,925	37	4,515,079	38	4,602,632	38	7	-2
Time deposits	2,494,928	19	2,570,548	22	2,513,084	20	-3	2
Total deposits	$13,089,968	100	$12,013,641	100	$12,173,634	100	9	-1

Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(1)	Excludes deposits held-for-sale of $122.2 million as of December 31, 2014.

Total deposits at December 31, 2014 increased by $1.1 billion from December 31, 2013, primarily driven by a 30%, or $436.5 million, increase in interest-bearing demand deposits and an 11%, or $344.0 million, increase in noninterest-bearing deposits. We tend to experience cyclically strong deposit growth in the latter half of the year. The deposit balances of our commercial clients may fluctuate depending on their cash management and liquidity needs, with historical outflows occurring in the first quarter of the year. The loan to deposit ratio was 91% at December 31, 2014 compared to 89% at December 31, 2013, and our total assets funded by deposits was 84% at December 31, 2014 and 85% at December 31, 2013.

During 2014 we undertook initiatives intended to create more deposit gathering opportunities, including opening a de novo banking office in the suburbs of Chicago (Lincolnwood) and establishing a specialized group to focus on providing banking services to bank and non-bank financial services companies.

Public fund balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public clients to pledge collateral, primarily securities, in support of the balances on deposit. At December 31, 2014, we had public funds on account totaling $881.6 million. Changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

Given the commercial focus of our business, we offer a suite of deposit and cash management products and services that support our efforts to attract and retain commercial clients. These deposits are generated principally through the development of long-term relationships with clients with specific focus on treasury management products. As a result, a significant portion of our funding base is comprised of large, noninterest-bearing and interest-bearing deposits. The following table presents a comparison of our large deposit relationships as of the dates shown. Of our large deposit relationships shown in the table below, more than half of the deposits are financial-services related businesses.

Table 23
Large Deposit Relationships
(Amounts in thousands)

	December 31,
	2014	2013	2012
Ten largest depositors:
Deposit amounts	$2,225,641	$2,078,273	$2,369,800
Percentage of total deposits	17%	17%	19%
$75 Million or More:
Deposit amounts	$3,285,598	$2,614,321	$3,111,289
Percentage of total deposits	25%	22%	26%
Number of deposit relationships	22	16	18
Financial services-related business greater $75 million to total deposits	14%	15%	15%
$50 Million or More:
Deposit amounts	$3,870,857	$3,260,544	$3,633,244
Percentage of total deposits	30%	27%	30%
Number of deposit relationships	32	27	27
Financial services-related business greater $50 million to total deposits	15%	17%	30%

Deposit balances fluctuate as a result of client business and liquidity needs (which are in part cyclical), market and economic conditions, and the pricing and types of deposit products offered by the Bank. Although we expect overall liquidity in the banking system to remain high while the economy continues to recover and market factors continue to improve, if commercial deposit balances decline, we would expect to increase reliance on other sources of liquidity, including wholesale funding such as FHLB borrowings and traditional brokered time deposits.

Brokered Deposits

Our brokered deposits are maintained across various account types including demand deposit, money market and time. Certain deposits generated through the efforts of our commercial banking relationship managers, which we believe to be a stable cost-effective source of funding, consist of funds of the depositors' clients, and as such, are classified for regulatory reporting purposes as brokered. From a liquidity risk management perspective, however, we view these brokered deposits as different from traditional brokered time deposits which are generated when we pay fees to a third party in return for sourcing time deposits for us. We have used traditional brokered time deposits as a source longer-term funding in our funding mix and to complement our internally generated deposits.

Total brokered deposits, as defined for regulatory reporting purposes, were $3.3 billion and $3.0 billion at December 31, 2014 and December 31, 2013, respectively, and represented 25% of total deposits at both December 31, 2014 and 2013. Traditional brokered time deposits were $564.1 million and $408.4 million at December 31, 2014 and December 31, 2013, respectively, and represented 4% and 3% of total deposits at December 31, 2014 and 2013, respectively. Our asset/liability management policy currently limits our use of (1) total brokered deposits (as defined for regulatory reporting purposes) to levels no more that 40% of total deposits, and (2) traditional brokered time deposits to levels no more than 25% of total deposits.

The regulatory definition of brokered deposits is very broad and generally includes any non-proprietary funds deposited, or referred for deposit, by a third party. In connection with our liquidity risk management program, we consider characteristics other than regulatory classification when assessing the stability and overall value of deposits to the Bank. Those other characteristics may include pricing, duration, and relationship with the depositor. These deposits are generally sourced by our commercial banking relationship managers and we have a loan relationship with some of those depositors.
At December 31, 2014, approximately 51% of our total brokered deposits were from cash sweep programs, which have historically been a stable source of liquidity for us. Cash sweep program deposits come from the Bank’s relationships with securities broker dealers (“BDs”). From time to time, the BDs’ clients may have cash in their accounts with the BDs pending re-investment in other securities or for liquidity needs. Pursuant to the cash sweep programs, the BDs allow their clients to elect to sweep idle cash into an omnibus bank deposit account established by the BD as agent or custodian for the benefit of its clients. Unlike traditional brokered time deposits, the cash sweep program deposits are generally maintained in money market accounts and may be eligible for FDIC pass-through insurance. The cash sweep program deposits are subject to contracts between the Bank and the BDs that establish terms of the deposits such as price and duration. These deposits have historically been a stable source of liquidity and totaled $1.7 billion, $1.3 billion and $1.2 billion at December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Approximately 51% of the cash sweep program deposit balances at December 31, 2014 is from BDs who have had a deposit relationship with the Bank for more than 4 years.
The following table provides the composition of brokered deposits for the periods presented.

Table 24
Brokered Deposit Composition
(Dollars in thousands)

	December 31,
	2014	2013	2012
Noninterest-bearing demand deposits	$104,222	$86,585	$406,895
Interest-bearing demand deposits	615,959	363,836	25,537
Money market deposits	1,438,618	1,287,300	1,306,227
Time deposits:
Traditional	564,116	408,365	382,833
CDARS (1)	521,995	711,412	610,622
Other	82,714	115,565	146,323
Total time deposits	1,168,825	1,235,342	1,139,778
Total brokered deposits	$3,327,624	$2,973,063	$2,878,437
Brokered deposits as a % of total deposits	25%	25%	24%
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(1)	The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships.

The following table presents our time deposits as of December 31, 2014, with scheduled maturity dates during the period specified.

Table 25
Scheduled Maturities of Time Deposits (1)
(Amounts in thousands)

Total
Year ending December 31,
2015:
First quarter	$515,381
Second quarter	454,590
Third quarter	538,159
Fourth quarter	314,753
2016	303,327
2017	158,125
2018	119,923
2019	90,394
2020 and thereafter	276
Total	$2,494,928
(1)    Excludes time deposits held-for-sale of $50.4 million at December 31, 2014.

The following table presents our time deposits of $100,000 or more as of December 31, 2014, which are expected to mature during the period specified.

Table 26
Maturities of Time Deposits of $100,000 or More (1)
(Amounts in thousands)

December 31, 2014
Maturing within 3 months	$466,612
After 3 but within 6 months	398,345
After 6 but within 12 months	748,917
After 12 months	584,155
Total	$2,198,029
(1)    Excludes time deposits held-for-sale of $32.2 million at December 31, 2014.

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

Deposits held-for-sale

In fourth quarter 2014, we entered into an agreement to sell our banking office in Norcross, Georgia. The transaction included the sale of certain deposits totaling $122.2 million at December 31, 2014 which were classified as held-for-sale on the Consolidated Statements of Condition. On January 20, 2015, we completed the transaction and at the time of sale, deposits sold totaled $106.9 million. The sale did not impact clients associated with our commercial middle market business development office in downtown Atlanta.

Short-term Borrowings and Long-term Debt

The following table provides a comparison of short-term borrowings by category for the periods presented.

Table 27
Short-term Borrowings
(Dollars in thousands)

	2014		2013		2012
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
At year end:
FHLB advances	$428,000	0.13	$2,000	3.37	$5,000	4.96
Average for the year:
Securities sold under agreements to repurchase	$280	0.10	$2,170	0.11	$4,006	0.36
Federal funds purchased	—	—	—		18	0.30
FHLB advances	38,233	0.37	89,683	0.27	138,696	0.31
Total average short-term borrowings	$38,513	0.36	$91,853	0.27	$142,720	0.31
Maximum month-end balance:
Securities sold under agreements to repurchase	$—		$—		$—
FHLB advances	428,000		380,000		530,000
Credit facility and other borrowings	7		—		—

Short-term borrowings at December 31, 2014 totaled $428.0 million, up $426.0 million from the $2.0 million at December 31, 2013. Short-term borrowings represent borrowings that mature in one year or less and consisted solely of FHLB advances at December 31, 2014 and December 31, 2013. During 2014 average short-term borrowings declined $53.3 million from 2013 and $104.2 million from 2012 as we reduced our reliance on FHLB advances as a source to satisfy our short-term funding needs. We may use FHLB advances to meet our funding needs, although we may choose to use brokered time deposits as an alternative depending on cost and certain other factors.

Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of December 31, 2014 and December 31, 2013, these loan participation agreements totaled $4.4 million and $6.4 million, respectively. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition.

Long-term debt, which is comprised of junior subordinated debentures, subordinated debt, and the long-term portion of FHLB advances, totaled $344.8 million at December 31, 2014, declining $283.0 million from $627.8 million at December 31, 2013. During 2014, $253.0 million of FHLB advances were reclassified to short-term as the maturity dates approached one year or less and on October 8, 2014, we redeemed $75.0 million of the $143.8 million outstanding 10% Debentures. We will continue to evaluate market conditions and other factors in making a redemption determination on the remaining $68.8 million of the 10% Debentures. Any such redemption would require regulatory approval. Also during 2014, we entered into three long-term FHLB advances totaling $45.0 million with a weighted average interest rate of 3.7%, $30.0 million of which is due in September 2019 and $15.0 million of which is due in December 2019. These advances provide for a one-time option, three years from the date of issuance to increase the amount outstanding up to $150.0 million each at the same fixed rate as the original advance. The earliest scheduled maturity of long-term debt is $2.0 million of FHLB advances due in March 2019.

In addition to on-balance sheet funding and other liquid assets such as cash and investment securities, we maintain access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day while others require advance notice. Funds that are immediately accessible include Federal Fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Availability of Federal Fund lines fluctuates based on market conditions and counterparty relationship strength. Unused overnight Fed Funds borrowings available totaled $630.5 million and $520.0 million, respectively, at December 31, 2014 and December 31, 2013, respectively.

We had borrowing capacity of $735.9 million with the FHLB Chicago at December 31, 2014, of which $265.5 million was available, subject to the additional investment in FHLB Chicago stock required. The borrowing capacity is subject to change based on the availability of acceptable collateral to pledge (such as loans and securities) and the level of our investment in FHLB Chicago stock. This borrowing source may be utilized by the Bank for short-term funding needs, including overnight advances, as well as long-term funding needs.

Repurchase agreements ("Repos") are also an immediate source of funding in which we pledge assets to a counterparty against which we can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer, but are regarded as short-term in nature.

The discount window at the FRB is an additional source of overnight funding. We maintain access to the discount window by pledging loans as collateral to the FRB. Funding availability is primarily dictated by the amount of loans pledged, but also impacted by the margin applied to the loans by the FRB. The amount of loans pledged to the FRB can fluctuate due to the availability of loans eligible under the FRB’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria. We can also pledge securities to the FRB supplement discount window capacity. At December 31, 2014, we had $403.8 million in borrowing capacity through the FRB discount window’s primary credit program compared to $621.9 million at December 31, 2013. We had no borrowings outstanding as of December 31, 2014.

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

The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2014. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 28
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items
(Amounts in thousands)

		Payments Due In (2)
	Financial Statement Note Reference (1)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	9	$10,595,040	$—	$—	$—	$10,595,040
Time deposits (3)	9	1,822,883	461,452	210,317	276	2,494,928
Short-term and secured borrowings	10	432,385	—	—	—	432,385
Long-term debt	11	—	—	50,000	294,788	344,788
Operating leases	7	12,794	22,302	20,606	32,942	88,644
Purchase obligations (4)	—	52,923	21,487	839	—	75,249
Commitments to extend credit:
Home equity lines	19					129,943
All other commitments	19					5,769,015
Letters of credit:
Standby	19					372,342
Commercial	19					5,224

(1)	Refer to "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

(2)
In the banking industry, interest-bearing obligations are principally utilized to fund interest-earning assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-earning assets.

(3)	Included $1.4 million of unamortized broker commissions.

(4)	Purchase obligations exclude obligations for goods and services that already have been incurred and are reflected on our Consolidated Statements of Financial Condition.

Our operating lease obligations represent short- and long-term lease and rental payments for facilities, equipment, and certain software or data processing.

Purchase obligations at December 31, 2014 reflected the minimum obligation under legally binding contracts with contract terms that are both fixed and determinable. Our purchase obligations included payments under, among other things, consulting, outsourcing, data, advertising, sponsorships, software license and telecommunications. Purchase obligations also included the estimated aggregate cash severance amounts that would be due to employees under employment contracts and arrangements, assuming all employees with such arrangements were involuntarily terminated on December 31, 2014.

Our commitments to fund community investments totaled $21.4 million, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify for CRA purposes. These commitments are not included in the contractual obligations table above, as the timing and amounts are based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. Our civic contribution commitments are also not included in the table.

As of December 31, 2014, we had unrecognized tax benefits (exclusive of net interest expense accruals) that would favorably impact the effective tax rate by $212,000 if recognized in future periods. Because the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table above. Refer to Note 15 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K for additional information and disclosure related to uncertain tax positions.

CAPITAL

Equity totaled $1.5 billion at December 31, 2014, increasing by $179.8 million compared to $1.3 billion at December 31, 2013, and is primarily due to net income for the year totaling $153.1 million, along with a $11.1 million increase in accumulated other comprehensive income, net of tax, which is mainly associated with an increase in market values on our available-for-sale investment portfolio.

Conversion of Nonvoting Common Stock

Holders of our nonvoting common stock converted 1.58 million shares and 1.95 million shares in 2014 and 2013, respectively, into an equal number of newly-issued shares of our voting common stock on a one-for-one basis. The conversion was done in accordance with the terms of the nonvoting common stock and in connection with the holders' sale of such newly-issued voting common stock. At December 31, 2014, there were no shares of nonvoting common stock outstanding.

Stock Repurchases and Shares Issued in Connection with Share-Based Compensation Plans

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. During 2014, we repurchased 181,500 shares with an average value of $29.37 per share.

We reissue treasury stock, when available, or new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. Treasury shares are reissued at average cost. We held 2,000 shares of voting common stock as treasury stock at December 31, 2014 and 274,000 shares at December 31, 2013. The reduction in treasury shares is primarily attributable to the annual granting of restricted stock awards in February 2014 as part of our annual incentive and long-term incentive programs as well as for stock option exercises during the year.

Dividends

We declared dividends of $0.04 per common share during 2014, unchanged from 2013. Based on the closing stock price at December 31, 2014 of $33.40, the annualized dividend yield on our common stock was 0.12%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 2.0% for 2014 compared to 2.5% for 2013. While we have no current plans to raise dividends on our common stock, our Board of Directors periodically evaluates our dividend payout ratio, taking into consideration internal capital guidelines, and our strategic objectives and business plans.

For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the "Supervision and Regulation" and "Risk Factors" sections of this Form 10-K.

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

Table 29
Capital Measurements
(Dollars in thousands)

	Actual		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For "Well-Capitalized" under FDICIA
	December 31,
	2014	2013	Ratio	Excess Over Regulatory Minimum at 12/31/14	Ratio	Excess Over Well Capitalized under FDICIA at 12/31/14
Regulatory capital ratios:
Total risk-based capital:
Consolidated	12.51%	13.30%	8.00%	$658,130	n/a	n/a
The PrivateBank	11.95	12.69	n/a	n/a	10.00%	$284,370
Tier 1 risk-based capital:
Consolidated	10.49	11.08	4.00%	946,873	n/a	n/a
The PrivateBank	10.79	11.44	n/a	n/a	6.00%	696,953
Tier 1 leverage:
Consolidated	9.96	10.37	4.00%	915,583	n/a	n/a
The PrivateBank	10.24	10.70	n/a	n/a	5.00%	803,495
Other capital ratios (consolidated) (1):
Tier 1 common equity to risk-weighted assets (2)	9.33	9.19
Tangible common equity to tangible assets	8.91	8.57

(1)	Ratios are not subject to formal FRB regulatory guidance and are non-U.S. GAAP financial measure. Refer to Table 30, "Non-U.S. GAAP Financial Measures" for a reconciliation to U.S. GAAP presentation.

(2)
For purposes of our presentation, we calculate this ratio in accordance with the applicable regulations of the Board of Governors of the Federal Reserve System and do not give effect to the final Basel III capital rules that are effective January 1, 2015. See "Supervision and Regulation."

n/a	Not applicable

As of December 31, 2014, all of our $169.8 million of outstanding junior subordinated debentures held by trusts that issued trust preferred securities, which as a percentage of Tier 1 capital was 11%, are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital as defined under FRB regulations. Under the final regulatory capital rules issued in 2013, as discussed in Item 1, under the section captioned "New Regulatory Capital Rules" within the "Supervision and Regulation" section of this Form 10-K, the Tier 1 capital treatment of our trust preferred securities will be grandfathered, subject to the 25% limitation of Tier 1 capital. In the event we make certain acquisitions, the Tier 1 capital treatment for these instruments will be subject to the phase-out schedule for bank holding companies with greater than $15 billion in total assets. At December 31, 2014, our capital ratios reflects the impact on Tier 1 and total capital of the $75.0 million partial redemption of the $143.8 million outstanding 10% Debentures that occurred early in the fourth quarter of 2014. All of our outstanding trust preferred securities are callable by us and we will continue to evaluate market conditions and other factors in making a redemption determination on the remaining outstanding instruments. Any such redemption would require regulatory approval.

For a full description of our Debentures and subordinated debt, refer to Notes 11 and 12 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

For further details of the regulatory capital requirements and ratios as of December 31, 2014 and 2013 for the Company and the Bank, refer to Note 17 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K.

Capital Rules

In July 2013, U.S. banking regulators issued final rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules are discussed in Item 1, under "Recent Developments: Capital Requirements" within the "Supervision and Regulation" section of this Form 10-K.

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

In addition to capital ratios defined by banking regulators, we also consider various measures when evaluating capital utilization and adequacy, including return on average tangible common equity, Tier 1 common equity to risk-weighted assets, tangible common equity to risk-weighted assets, tangible common equity to tangible assets, and tangible book value. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. All of these measures exclude the ending balances of goodwill and other intangibles while certain of these ratios exclude preferred capital components. Because U.S. GAAP does not include capital ratio measures, we believe there are no comparable U.S. GAAP financial measures to these ratios. We believe these non-U.S. GAAP financial measures are relevant because they provide information that is helpful in assessing the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of our capitalization to other similar companies. However, because there are no standardized definitions for these ratios, our calculations may not be comparable with other companies, and this may affect the usefulness of these measures to investors. The Tier 1 common equity to risk-weighted assets ratio contained herein is calculated without giving effect to the final Basel III capital rules that are effective on January 1, 2015.

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

Table 30
Non-U.S. GAAP Financial Measures
(Amounts in thousands)
(Unaudited)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Taxable-equivalent net interest income
U.S. GAAP net interest income	$454,737	$421,063	$419,933	$407,127	$400,957
Taxable-equivalent adjustment	3,233	3,247	2,873	2,857	3,577
Taxable-equivalent net interest income (a)	$457,970	$424,310	$422,806	$409,984	$404,534
Average Earning Assets (b)	$14,206,113	$13,129,470	$12,369,945	$11,746,032	$11,978,364
Net Interest Margin (a) / (b)	3.22%	3.23%	3.42%	3.49%	3.38%
Net Revenue
Taxable-equivalent net interest income (a)	$457,970	$424,310	$422,806	$409,984	$404,534
U.S. GAAP non-interest income	117,590	113,990	111,041	98,247	93,246
Net revenue (c)	$575,560	$538,300	$533,847	$508,231	$497,780
Operating Profit
U.S. GAAP income before income taxes	$248,207	$199,943	$132,417	$70,200	$64
Provision for loan and covered loan losses	12,044	31,796	71,425	132,897	194,541
Taxable-equivalent adjustment	3,233	3,247	2,873	2,857	3,577
Operating profit	$263,484	$234,986	$206,715	$205,954	$198,182
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$312,076	$303,314	$327,132	$302,277	$299,598
Net revenue (c)	$575,560	$538,300	$533,847	$508,231	$497,780
Efficiency ratio (d) / (c)	54.22%	56.35%	61.28%	59.48%	60.19%
Adjusted Net Income
U.S. GAAP net income (loss) available to common stockholders	$153,079	$122,949	$64,528	$30,680	$(12,090)
Amortization of intangibles, net of tax	1,823	1,889	1,626	895	1,004
Adjusted net income (loss) (e)	$154,902	$124,838	$66,154	$31,575	$(11,086)
Average Tangible Common Equity
U.S. GAAP average total equity	$1,403,532	$1,259,249	$1,316,121	$1,270,746	$1,246,971
Less: average goodwill	94,041	94,499	94,550	94,499	94,650
Less: average other intangibles	7,366	11,245	14,077	16,080	17,651
Less: average preferred stock	—	—	195,602	239,654	238,196
Average tangible common equity (f)	$1,504,939	$1,153,505	$1,011,892	$920,513	$896,474
Return on average tangible common equity (e) / (f)	11.90%	10.82%	6.54%	3.43%	-1.24%

Table 30
Non-U.S. GAAP Financial Measures (Continued)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Tier 1 Common Capital
U.S. GAAP total equity	$1,481,679	$1,301,904	$1,207,166	$1,296,752	$1,227,910
Trust preferred securities	169,788	244,793	244,793	244,793	244,793
Less: accumulated other comprehensive income, net of tax	20,917	9,844	48,064	46,697	20,078
Less: disallowed deferred tax assets	—	—	—	—	5,377
Less: goodwill	94,041	94,041	94,521	94,571	94,621
Less: other intangibles	5,885	8,892	12,828	15,353	16,840
Less: disallowed servicing rights	44	—	—	—	—
Tier 1 risk-based capital	1,530,580	1,433,920	1,296,546	1,384,924	1,335,787
Less: preferred stock	—	—	—	240,403	238,903
Less: trust preferred securities	169,788	244,793	244,793	244,793	244,793
Less: noncontrolling interests	—	—	—	—	33
Tier 1 common capital (e)	$1,360,792	$1,189,127	$1,051,753	$899,728	$852,058
Tangible Common Equity
U.S. GAAP total equity	$1,481,679	$1,301,904	$1,207,166	$1,296,752	$1,227,910
Less: goodwill	94,041	94,041	94,521	94,571	94,621
Less: other intangibles	5,885	8,892	12,828	15,353	16,840
Tangible equity (f)	1,381,753	1,198,971	$1,099,817	1,186,828	1,116,449
Less: preferred stock	—	—	—	240,403	238,903
Tangible common equity (g)	$1,381,753	$1,198,971	$1,099,817	$946,425	$877,546
Tangible Assets
U.S. GAAP total assets	$15,603,382	$14,085,746	$14,057,515	$12,416,870	$12,465,621
Less: goodwill	94,041	94,041	94,521	94,571	94,621
Less: other intangibles	5,885	8,892	12,828	15,353	16,840
Tangible assets (h)	$15,503,456	$13,982,813	$13,950,166	$12,306,946	$12,354,160
Risk-weighted Assets (i)	$14,592,655	$12,938,576	$12,337,398	$11,191,298	$11,080,051
Period-end Common Shares Outstanding (j)	78,178	77,708	77,115	71,745	71,327
Ratios:
Tier 1 common equity to risk-weighted assets (e) / (i)	9.33%	9.19%	8.52%	8.04%	7.69%
Tangible equity to tangible assets (f) / (h)	8.91%	8.57%	7.88%	9.64%	9.04%
Tangible equity to risk-weighted assets (f) / (i)	9.47%	9.27%	8.91%	10.60%	10.08%
Tangible common equity to tangible assets (g) / (h)	8.91%	8.57%	7.88%	7.69%	7.10%
Tangible book value (g) / (j)	$17.67	$15.43	$14.26	$13.19	$12.30

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a continuing part of our asset/liability management, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. We may manage interest rate risk by structuring the asset and liability characteristics of our balance sheet and/or by executing derivatives designated as cash flow hedges. We also use interest rate derivatives as part of our asset liability management strategy to hedge interest rate risk in our primarily floating-rate loan portfolio.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our Consolidated Statements of Income.

The majority of our interest-earning assets are floating-rate instruments. At December 31, 2014, approximately 79% of the total loan portfolio is indexed to LIBOR, with over two-thirds indexed to one month LIBOR, 16% of the total loan portfolio is indexed to the prime rate, and another 1% of the total loan portfolio otherwise adjusts with other reference interest rates. Of the $8.3 billion in loans maturing after one year with a floating interest rate, 15% or $1.3 billion are subject to interest rate floors, of which 93% are in effect at December 31, 2014 and are reflected in the interest sensitivity analysis below. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed-rate loans and securities and interest rate swaps.

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

Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. These assumptions are periodically reviewed and updated in the context of various internal and external factors including balance sheet changes, product offerings, product mix, external micro- and macro-economic factors, anticipated client behavior and anticipated Company and market pricing behavior. We also analyze deposit segmentation based on size, type and behavioral characteristics. We regularly conduct historical deposit re-pricing and deposit lifespan/retention analyses and adjust our forward-looking assumptions related to client and market behavior. During 2014, based on our analyses and judgments, we modified the core deposit product repricing characteristics and retention periods, as well as average life estimates, used in our interest rate risk modeling which reflects higher interest rate sensitivity of our deposits.

The following table shows the estimated impact of an immediate change in interest rates as of December 31, 2014 based on our current simulation modeling assumptions and as of December 31, 2013, as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
December 31, 2014:
Dollar change	$(6,216)	$16,199	$30,586	$60,158	$88,083
Percent change	-1.4%	3.6%	6.7%	13.2%	19.4%
December 31, 2013:
Dollar change	$(6,961)	$14,815	$27,594	$57,644	$89,663
Percent change	-1.8%	3.7%	6.9%	14.5%	22.5%

The table above illustrates the estimated impact to our net interest income over a one year period as reflected in dollar terms and percentage change. As an example, if there had been an instantaneous parallel shift in the yield curve of +100 basis points on December 31, 2014, net interest income would increase by $30.6 million, or 6.7%, over a twelve-month period, as compared to a net interest income increase of $27.6 million, or 6.9%, if there had been an instantaneous parallel shift of +100 basis points at December 31, 2013. The Company’s overall interest rate asset sensitivity decreased from December 31, 2013, as compared to December 31, 2014, due to several factors. Growth in rate sensitive loans was offset by an increase in the sensitivity of liabilities. The increase in loans was funded primarily by deposits which were more rate sensitive as compared to December 31, 2013, along with an increase in rate sensitive overnight borrowings at the FHLB. Also contributing to the decrease in overall sensitivity was the partial redemption of the 10% Debentures and the hedging program. Based on the modeling, the Company remains in an asset sensitive position and would benefit from a rise in interest rates, despite the decrease in sensitivity over the past 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PrivateBancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of PrivateBancorp, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 2, 2015, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Chicago, Illinois
March 2, 2015

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands)

	December 31,
	2014	2013
Assets
Cash and due from banks	$132,211	$133,518
Federal funds sold and interest-bearing deposits in banks	292,341	306,544
Loans held-for-sale	115,161	26,816
Securities available-for-sale, at fair value (pledged as collateral to creditors: $86.5 million - 2014; $108.1 million - 2013)	1,645,344	1,602,476
Securities held-to-maturity, at amortized cost (fair value: $1.1 billion - 2014; $896.9 million - 2013)	1,129,285	921,436
Federal Home Loan Bank ("FHLB") stock	28,666	30,005
Loans – excluding covered assets, net of unearned fees	11,892,219	10,644,021
Allowance for loan losses	(152,498)	(143,109)
Loans, net of allowance for loan losses and unearned fees	11,739,721	10,500,912
Covered assets	34,132	112,746
Allowance for covered loan losses	(5,191)	(16,511)
Covered assets, net of allowance for covered loan losses	28,941	96,235
Other real estate owned, excluding covered assets	17,416	28,548
Premises, furniture, and equipment, net	39,143	39,704
Accrued interest receivable	40,531	37,004
Investment in bank owned life insurance	55,207	53,865
Goodwill	94,041	94,041
Other intangible assets	5,885	8,892
Derivative assets	43,062	48,422
Other assets	196,427	157,328
Total assets	$15,603,382	$14,085,746
Liabilities
Demand deposits:
Noninterest-bearing	$3,516,695	$3,172,676
Interest-bearing	1,907,320	1,470,856
Savings deposits and money market accounts	5,171,025	4,799,561
Time deposits	2,494,928	2,570,548
Total deposits	13,089,968	12,013,641
Deposits held-for-sale	122,216	—
Short-term and secured borrowings	432,385	8,400
Long-term debt	344,788	627,793
Accrued interest payable	6,948	6,326
Derivative liabilities	26,767	48,890
Other liabilities	98,631	78,792
Total liabilities	14,121,703	12,783,842
Equity
Common stock:
Voting	77,211	75,240
Nonvoting	—	1,585
Treasury stock	(53)	(6,415)
Additional paid-in capital	1,034,048	1,022,023
Retained earnings	349,556	199,627
Accumulated other comprehensive income, net of tax	20,917	9,844
Total equity	1,481,679	1,301,904
Total liabilities and equity	$15,603,382	$14,085,746
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – (Continued)
(Amounts in thousands, except per share data)

	December 31, 2014		December 31, 2013
	Common Stock		Common Stock
	Voting	Nonvoting	Voting	Nonvoting
Per Share Data
Par value	None	None	None	None
Liquidation value	n/a	n/a	n/a	n/a
Stated value	$1.00	$1.00	$1.00	$1.00
Share Balances
Shares authorized	174,000	5,000	174,000	5,000
Shares issued	78,180	—	76,397	1,585
Shares outstanding	78,178	—	76,123	1,585
Treasury shares	2	—	274	—
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Interest Income
Loans, including fees	$463,755	$433,829	$423,211
Federal funds sold and interest-bearing deposits in banks	770	652	965
Securities:
Taxable	53,500	51,310	56,826
Exempt from Federal income taxes	6,173	6,200	5,487
Other interest income	189	247	547
Total interest income	524,387	492,238	487,036
Interest Expense
Interest-bearing demand deposits	3,728	4,202	3,378
Savings deposits and money market accounts	16,857	16,350	17,604
Time deposits	21,366	20,161	21,832
Short-term and secured borrowings	638	850	443
Long-term debt	27,061	29,612	23,846
Total interest expense	69,650	71,175	67,103
Net interest income	454,737	421,063	419,933
Provision for loan and covered loan losses	12,044	31,796	71,425
Net interest income after provision for loan and covered loan losses	442,693	389,267	348,508
Non-interest Income
Asset management	17,268	18,377	17,017
Mortgage banking	10,245	12,172	13,460
Capital markets products	18,047	20,728	25,958
Treasury management	27,472	24,668	21,510
Loan, letter of credit and commitment fees	19,311	17,217	18,173
Syndication fees	19,514	13,447	9,107
Deposit service charges and fees and other income	5,203	6,207	6,021
Net securities gains (losses)	530	1,174	(205)
Total non-interest income	117,590	113,990	111,041
Non-interest Expense
Salaries and employee benefits	182,192	166,929	174,948
Net occupancy and equipment expense	31,258	30,027	30,571
Technology and related costs	13,281	13,726	13,250
Marketing	13,441	12,590	10,311
Professional services	11,761	8,539	8,353
Outsourced servicing costs	6,864	6,817	7,419
Net foreclosed property expenses	8,681	20,194	38,296
Postage, telephone, and delivery	3,400	3,521	3,497
Insurance	12,451	10,867	15,186
Loan and collection expense	6,765	8,753	11,631
Other expenses	21,982	21,351	13,670
Total non-interest expense	312,076	303,314	327,132
Income before income taxes	248,207	199,943	132,417
Income tax provision	95,128	76,994	54,521
Net income	153,079	122,949	77,896
Preferred stock dividends and discount accretion	—	—	13,368
Net income available to common stockholders	$153,079	$122,949	$64,528
Per Common Share Data
Basic earnings per share	$1.96	$1.58	$0.88
Diluted earnings per share	$1.94	$1.57	$0.88
Cash dividends declared	$0.04	$0.04	$0.04
Weighted-average common shares outstanding	77,007	76,398	71,951
Weighted-average diluted common shares outstanding	77,822	76,645	72,174
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$153,079	$122,949	$77,896
Other comprehensive income:
Available-for-sale securities:
Net unrealized gains (losses)	11,244	(46,690)	(4,185)
Reclassification of net gains included in net income	(530)	(1,174)	(315)
Income tax (expense) benefit	(4,226)	18,605	1,579
Net unrealized gains (losses) on available-for-sale securities	6,488	(29,259)	(2,921)
Cash flow hedges:
Net unrealized gains (losses)	16,777	(8,729)	9,945
Reclassification of net gains included in net income	(9,262)	(5,984)	(2,928)
Income tax (expense) benefit	(2,930)	5,752	(2,729)
Net unrealized gains (losses) on cash flow hedges	4,585	(8,961)	4,288
Other comprehensive income (loss)	11,073	(38,220)	1,367
Comprehensive income	$164,152	$84,729	$79,263
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)

	Common Shares Out- standing	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at January 1, 2012	71,745	$240,403	$71,483	$(21,454)	$941,404	$18,219	$46,697	$1,296,752
Comprehensive income (1)	—	—	—	—	—	77,896	1,367	79,263
Cash dividends declared:
Common stock ($0.04 per share)	—	—	—	—	—	(2,948)	—	(2,948)
Preferred stock	—	—	—	—	—	(9,956)	—	(9,956)
Common stock issued for:
New issuance, net of costs	4,761	—	4,761	—	65,896	—	—	70,657
Nonvested (restricted) stock grants	709	—	—	—	—	—	—	—
Exercise of stock options	54	—	54	—	257	—	—	311
Restricted stock activity	(43)	—	650	—	(682)	—	—	(32)
Deferred compensation plan	17	—	17	—	183	—	—	200
Redemption of preferred stock	—	(243,815)	—	—	—	—	—	(243,815)
Repurchase of common stock warrant	—	—	—	—	(1,225)	—	—	(1,225)
Accretion of preferred stock discount	—	3,412	—	—	—	(3,412)	—	—
Stock repurchased in connection with benefit plans	(178)	—	—	(2,696)	—	—	—	(2,696)
Share-based compensation expense	50	—	50	—	20,605	—	—	20,655
Balance at December 31, 2012	77,115	$—	$77,015	$(24,150)	$1,026,438	$79,799	$48,064	$1,207,166
Comprehensive income (1)	—	—	—	—	—	122,949	(38,220)	84,729
Cash dividends declared:
Common stock ($0.04 per share)	—	—	—	—	—	(3,121)	—	(3,121)
Common stock issued for:
Nonvested (restricted) stock grants	597	—	(597)	15,166	(14,569)	—	—	—
Exercise of stock options	197	—	5	4,536	(1,695)	—	—	2,846
Restricted stock activity	(77)	—	401	218	(790)	—	—	(171)
Deferred compensation plan	13	—	1	337	(37)	—	—	301
Stock repurchased in connection with benefit plans	(138)	—	—	(2,522)	—	—	—	(2,522)
Share-based compensation expense	—	—	—	—	12,676	—	—	12,676
Balance at December 31, 2013	77,707	$—	$76,825	$(6,415)	$1,022,023	$199,627	$9,844	$1,301,904

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)
(Amounts in thousands, except per share data)

	Common Shares Out- standing	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at December 31, 2013	77,707	$76,825	$(6,415)	$1,022,023	$199,627	$9,844	$1,301,904
Comprehensive income (1)	—	—	—	—	153,079	11,073	164,152
Cash dividends declared:
Common stock ($0.04 per share)	—	—	—	—	(3,150)	—	(3,150)
Common stock issued for:
Nonvested (restricted) stock grants	378	(244)	5,607	(5,363)	—	—	—
Exercise of stock options	277	93	5,340	(284)	—	—	5,149
Restricted stock activity	(16)	537	360	(897)	—	—	—
Deferred compensation plan	13	—	385	64	—	—	449
Excess tax benefit from share-based compensation	—	—	—	2,937	—	—	2,937
Stock repurchased in connection with benefit plans	(181)	—	(5,330)	—	—	—	(5,330)
Share-based compensation expense	—	—	—	15,568	—	—	15,568
Balance at December 31, 2014	78,178	$77,211	$(53)	$1,034,048	$349,556	$20,917	$1,481,679

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$153,079	$122,949	$77,896
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	12,044	31,796	71,425
Provision for unfunded commitments	3,152	1,863	66
Depreciation of premises, furniture, and equipment	8,693	8,461	9,293
Net amortization of premium on securities	14,899	16,435	15,861
Net (gains) losses on sale of securities	(530)	(1,174)	205
Valuation adjustments on other real estate owned	6,479	19,458	25,248
Net losses (gains) on sale of other real estate owned	189	(1,735)	5,996
Net amortization of discount on covered assets	136	1,483	1,828
Bank owned life insurance income	(1,342)	(1,352)	(1,547)
Net increase (decrease) in deferred fees and unamortized discounts and premiums on loans	9,954	(2,593)	408
Share-based compensation expense	15,568	12,676	20,655
Excess tax benefit from exercise of stock options and vesting of restricted shares	(3,588)	(723)	(118)
Provision for deferred income tax (benefit) expense	(8,184)	14,646	15,828
Amortization of other intangibles	3,007	3,121	2,684
Originations and purchases of loans held-for-sale	(518,147)	(514,244)	(587,064)
Proceeds from sales of loans held-for-sale	438,254	548,126	581,143
Net gains from sales of loans held-for-sale	(8,199)	(11,237)	(11,848)
Net (increase) decrease in derivative assets and liabilities	(16,763)	6,453	160
Net (increase) decrease in accrued interest receivable	(3,527)	(2,172)	900
Net increase (decrease) in accrued interest payable	622	(815)	1,574
Net increase in other assets	(27,830)	(16,491)	(17,161)
Net increase (decrease) in other liabilities	16,662	5,422	(11,504)
Net cash provided by operating activities	94,628	240,353	201,928
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	232,967	316,803	424,917
Proceeds from sales	74,690	114,740	20,905
Purchases	(349,320)	(641,016)	(129,871)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	120,844	123,913	82,621
Purchases	(333,553)	(186,589)	(459,897)
Net redemption (purchase) of FHLB stock	1,339	13,382	(2,692)
Net increase in loans	(1,270,685)	(568,557)	(1,260,301)
Net decrease in covered assets	67,564	71,855	108,286
Proceeds from sale of other real estate owned	13,936	52,919	42,162
Net purchases of premises, furniture, and equipment	(8,174)	(8,657)	(8,564)
Net cash used in investing activities	(1,450,392)	(711,207)	(1,182,434)
Financing Activities
Net increase (decrease) in deposit accounts, including deposits held-for-sale	1,198,543	(159,993)	1,780,780
Net (decrease) increase in short-term and secured borrowings, excluding FHLB advances	(2,015)	6,400	—
Net increase (decrease) in FHLB advances	218,000	245,000	(156,000)
Repayment of long-term debt	(75,005)	(120,000)	—
Proceeds from the issuance of long-term debt	—	—	125,000
Payments for the redemption of preferred stock	—	—	(243,815)
Payments for the redemption of common stock warrant	—	—	(1,225)
Net proceeds from the issuance of common stock	—	—	70,657
Stock repurchased in connection with benefit plans	(5,330)	(2,522)	(2,696)
Cash dividends paid	(3,125)	(3,119)	(13,082)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	5,598	2,976	479
Excess tax benefit from exercise of stock options and vesting of restricted shares	3,588	723	118
Net cash provided by (used in) financing activities	1,340,254	(30,535)	1,560,216
Net (decrease) increase in cash and cash equivalents	(15,510)	(501,389)	579,710
Cash and cash equivalents at beginning of year	440,062	941,451	361,741
Cash and cash equivalents at end of year	$424,552	$440,062	$941,451
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$69,028	$71,990	$65,529
Cash paid for income taxes	99,820	47,183	58,328
Non-cash transfers:
Loans to loans held-for-sale	182,831	27,243	24,108
Loans to other real estate	8,753	17,310	29,557
Covered assets to loans	28,692	—	—
Covered asset OREO to other real estate	719	—	—
Deposits to deposits held-for-sale	122,216	—	—
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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to December 31, 2014 for potential recognition or disclosure in this annual report on Form 10-K. The following is a summary of the significant accounting policies adhered to in the preparation of the consolidated financial statements.

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

Originated Loans Held for Investment – Originated loans held for investment are carried at the principal amount outstanding, net of deferred loan fees and costs and any direct principal charge-offs. Interest income on loans is accrued based on principal amounts outstanding. Loan origination fees, fees for commitments that are expected to be exercised and certain direct loan origination costs are deferred and the net amount is amortized over the life of the related loan or commitment period as a yield adjustment. Other fees not associated with originating a loan are recognized as fee income when earned.

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

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses. Non-TDR impaired loans and nonaccrual TDRs exceeding $500,000 are evaluated individually, while non-TDR impaired loans and nonaccrual TDRs less than $500,000 are evaluated as pools using historical loss experience, as well as management’s loss expectations, for the respective asset class and product type. All accruing TDRs, no matter the balance, are evaluated individually.

All impaired loans and their related reserves are reviewed and updated each quarter. Any impaired loan for which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses in the period in which the determination has been made, to reflect its current economic value.

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one-year old, a new appraisal of the underlying collateral is obtained. The majority of collateral-dependent impaired loans are secured by real estate for which we generally obtain "as is" appraisal values in order to evaluate impairment. When a collateral-dependent loan is secured by non-real estate collateral such as receivables, inventory, or equipment, the fair value is generally determined based upon appraisals, field exams, or receivable reports. The valuation techniques and inputs are reviewed internally by workout and/or asset-based specialists for reasonableness of estimated liquidation costs, collectability probabilities, and other market data. Appraisals for real estate collateral-dependent impaired loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is performed at the six-month interval between annual appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either adjusted downward or a new appraisal is required to support the value of the impaired loan. With a de minimis number of exceptions, all appraisals and internal reviews are current under this methodology at December 31, 2014.

Delinquent and Nonaccrual Loans – Loans are reported as past due if contractual principal or interest payments are due and unpaid for 30 days or more. All loans that are over 90 days past due in principal or interest are considered "impaired" and placed on nonaccrual status. Management may also place some loans on nonaccrual status before they are 90 days past due if they meet the below definition of "impaired." When a loan is placed on nonaccrual status, accrued and unpaid interest credited to income is reversed and accretion of net deferred loan fees ceases. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income may only be recorded on a cash basis if the remaining recorded investment is deemed fully collectible. Nonaccrual loans are returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement and when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectibility.

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

The methodology produces an estimated range of potential loss exposure for the product types within each vintage. The methodology also considers where a given product type is within the range of potential losses based on an estimate of the loss emergence period. The loss emergence period is an estimate of the length of time for potential losses embedded in the portfolio today to be recognized. Factors that affect the loss emergence period include the macroeconomic landscape, industry factors, and borrower specific performance. In general, the loss emergence period tends to lengthen in times of improving conditions and shortens in time of economic distress. During 2014, we formally measured the loss emergence period by analyzing recent historical loss data and information aggregated at the product level. This analysis showed that the loss emergence period is lengthening for most product categories. We consider the appropriate balance of the general allocated component of the reserve in relation to a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the basic allowance framework as well as market and economic data and management judgment. In certain instances, these additional factors and judgments may lead management to conclude that the appropriate level of the reserve is outside the range determined through the basic allowance framework.

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

Commercial real estate loans comprise loans secured by various types of collateral including 1-4 family non-owner occupied housing units located primarily in our target market areas, multi-family real estate, office buildings, warehouses, retail space, mixed use buildings, and vacant land, the bulk of which is held for long-term investment or development. Risks inherent in real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and the general economic condition of the market in which the collateral is located. Repayment is generally dependent on the ability of the borrower to attract tenants at rental rates that provide for debt service, and ultimately the long term financing options of the borrower.

Our construction loan portfolio consists of single-family residential properties, multi-family properties, and commercial projects, and includes both investment properties and properties that will be owner-occupied. Risks inherent in construction lending are similar to those in commercial real estate lending. Additional risks include unexpected cost increases or delays in constructing or improving a property, the borrower’s inability to generate funding until the project is complete, the more pronounced risk to interest rate movements and the real estate market that these borrowers face while a project is being completed or seeking a buyer, and the lack of availability of permanent financing. Construction loans, as a product segment, have the highest inherent risk in our portfolio.

Consumer loans are a smaller portion of our overall portfolio and consist of residential home mortgages, home equity lines of credit and personal loans. The risk issues associated with these products are closely correlated to the U.S. housing market and the local markets in which the collateral resides and include home price declines and resulting increases in loan to value ratios, low sales volume, high unemployment rates, increases in foreclosure rates, and high delinquency rates. Some personal loans may be unsecured and therefore offer little secondary source of repayment.

Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows and collateral appraisal values on impaired loans; estimated losses on pools of homogeneous loans based on historical loss experience, risk ratings, product type, and vintage; and consideration of current economic trends and portfolio attributes, all of which may be susceptible to significant change. For instance, loss rates in our allowance methodology typically reflect the Company's more recent loss experience, by product, on a trailing twelve month basis. These loss rates consider both cumulative charge-offs and other real estate owned ("OREO") valuation adjustments over the period in the individual product categories that constitute our allowance. Default estimates use a multi-year originating vintage and rating approach. In addition, we compare current model-derived and historic reserve levels to recent charge-off trends and history in considering the appropriate reserve at each product level.

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

Purchased Loans – Purchased loans acquired through portfolio purchases or in a business combination are accounted for under specialized accounting guidance when the loans have evidence of credit deterioration at the time of acquisition and it is probable that not all contractual payments will be collected ("purchased impaired loans"). Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, declines in borrower FICO scores, and declines in loan-to-value ratios.

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

Other Real Estate Owned ("OREO") – OREO is comprised of property acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure in partial or total satisfaction of certain loans. Properties are initially recorded at fair value less estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the allowance for loan losses. Subsequent to initial recognition, OREO is recorded at the lower of the initial cost basis or current fair value less estimated selling costs. Any subsequent write-downs to reflect current fair value less estimated selling costs are recorded through a valuation allowance. Such write-downs, as well as gains or losses on disposition and revenues or expenses incurred in maintaining such properties and are reported in non-interest expense in the Consolidated Statements of Income.

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

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the estimated undiscounted future cash flows attributable to a long-lived asset are less than its carrying value. In that event, the Company recognizes a loss equal to the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis. Impairment losses are recorded in other non-interest expense in the Consolidated Statements of Income.

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

Goodwill is allocated to reporting units at acquisition. We have determined that our operating segments represent our reporting units under U.S. GAAP, and goodwill is allocated to the Banking and Asset Management reporting units. Subsequent to initial recognition, goodwill is not amortized but, instead, is tested for impairment at the reporting unit level at least annually or more often if an event occurs or circumstances change that would indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We perform our annual goodwill impairment assessment as of October 31 each year. In the event we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible or regulatory capital.

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

The Company has the option to perform a qualitative assessment of impairment for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before applying the existing two-step goodwill impairment test. If the Company concludes it is more likely than not, the Company would proceed with the existing two-step test, as described above. Otherwise, the Company would be able to bypass the two-step test and conclude that goodwill is not impaired from a qualitative perspective.

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

Derivative Instruments – We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce interest rate risk, as it relates to mortgage loan commitments and planned sales of loans, and foreign currency volatility. We also use these instruments to accommodate our clients as we provide them with risk management solutions, including interest rate and foreign currency contracts. None of the aforementioned end-user and client-related derivatives are designated as hedging instruments.

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

On the date we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, cash flow hedge, or as a freestanding derivative instrument. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, that are attributable to a particular risk, such as interest rate risk, are considered to be fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in the cash flows of a recognized asset or liability, or of a forecasted transaction, that is attributable to a particular risk are considered to be cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking each hedge transaction at its inception.

For derivative instruments that are designated and qualify as a fair value hedge and are effective, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI. The unrealized gain or loss is reclassified into earnings in the same period the hedged item affects earnings. For all hedge relationships, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of change. For derivatives not designated in a hedge relationship, changes in fair value are reported in current earnings during the period of change.

At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If a derivative instrument designated as a hedge is terminated or ceases to be highly effective, hedge accounting is discontinued and the gain or loss is amortized to earnings over the remaining life of the hedged asset or liability (fair value hedge) or over the same period(s) that the forecasted hedged transactions impact earnings (cash flow hedge). However, if the forecasted transaction is not probable of occurring, the gain or loss is included in earnings immediately.

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

Net Earnings Per Common Share – Basic income per common share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings are allocated between common and participating security stockholders based on their respective rights to receive dividends. Share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities (i.e., the Company’s deferred stock units and certain restricted stock and unit awards). Undistributed net losses are not allocated to holders of participating securities, as they do not have a contractual obligation to fund the losses incurred by the Company. Net income attributable to common shares is then divided by the weighted-average number of common shares outstanding during the period, net of participating securities.

Diluted income per common share considers common stock issuable under the assumed release of unvested restricted stock awards and units and the assumed exercise of stock options granted under the Company’s stock plans ("potentially dilutive common stock equivalents"). The dilutive effect of share-based payment awards that are not deemed to be participating securities is calculated using the treasury stock method, which assumes that the proceeds from exercise are used to purchase common stock at the average market price for the period. The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock method (which assumes that the participating securities are exercised/released) or the two-class method (which assumes that the participating securities are not exercised/released and earnings are reallocated between common and participating security stockholders). Potentially dilutive common stock equivalents are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.

Treasury Stock – Treasury stock acquired is recorded at cost and is carried as a reduction of equity on the Consolidated Statements of Financial Condition.

Share-Based Compensation – Share-based compensation cost is recognized as expense for stock options, restricted stock awards, restricted stock units, and performance share units issued to employees and non-employee directors based on the fair value of these awards at the date of grant. A binomial option-pricing model is utilized to estimate the fair value of stock options, while the closing market price of the Company’s common stock at the date of grant is used for restricted stock awards, restricted stock units and performance share units ("full value awards"). To the extent full value awards are subject to post-vesting transferability restrictions, a discount for lack of marketability may be applied to the grant date fair value. Additionally, the grant date fair value of full value awards is adjusted to reflect any market conditions that affect vesting of the awards. The costs are recognized ratably on a straight-line basis over the requisite service period, generally defined as the vesting period for the awards. For performance share units, an estimate is made as to the number of shares expected to vest as a result of actual performance against the performance criteria to determine the amount of compensation expense to be recognized. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period. When an award is granted to an employee who is retirement eligible or who will become retirement eligible prior to the end of the service period and will continue to vest after retirement, the compensation cost of these awards is recognized over the period up to the date an employee first becomes eligible to retire. The amortization of share-based compensation generally reflects estimated forfeitures adjusted for actual forfeiture experience. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time share-based awards expire, are exercised or canceled, or as restrictions are released, we may be required to recognize an adjustment to stockholders’ equity or income tax expense, depending on the market price of the Company’s stock at that time and the amount of the deferred tax asset relating to such awards. Share-based compensation expense is included in "salaries and wages" in the Consolidated Statements of Income.

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

Segment Disclosures – An operating segment is a component of a business that (i) engages in business activities from which it may earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (iii) has discrete financial information available. Our chief operating decision maker evaluates the operations of the Company under three operating segments: Banking, Asset Management, and Holding Company.

Variable Interest Entities – A variable interest entity ("VIE") is a partnership, limited liability company, trust, or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties, or whose investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are: (i) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the entity; and (iii) the right to receive the expected residual returns of the entity.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Accounting for Investments in Qualified Affordable Housing Projects - On January 1, 2014, we adopted new accounting guidance issued by the Financial Accounting Standards Board ("FASB") related to the accounting for investments in limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. The guidance allows the Company to elect to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Additionally, the guidance requires disclosure of (1) the nature of the Company’s investments in qualified affordable housing projects and (2) the effect of the measurement of those investments and the related tax credits on the Company’s financial position and results of operations. Prior to the adoption of this new guidance, the Company previously accounted for such investments using the effective yield method. As permitted under the new guidance, the Company has elected to continue accounting for its investments in qualified affordable housing projects that existed prior to the date of adoption using the effective yield method. Any new investments in qualified affordable housing projects entered into on or after January 1, 2014 that meet certain conditions will be accounted for using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits allocated to the Company. While the guidance affected our disclosures, adoption of the guidance did not materially impact our financial position or consolidated results of operations. Refer to Note 22 for the required disclosures.

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

Revenue from Contracts with Customers - In May 2014, the FASB issued a comprehensive new revenue recognition standard that will replace most of the existing revenue recognition guidance in U.S. GAAP. All arrangements involving the transfer of goods or services to customers are within the scope of the guidance, except for certain contracts subject to other U.S. GAAP guidance such as, including lease contracts and rights and obligations related to financial instruments. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also includes new disclosure requirements related to the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be effective for the Company’s financial statements beginning January 1, 2017. The Company may choose to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2017. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations, as well as which transition method to use.

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

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	December 31,
	2014				2013
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$269,697	$120	$(1,552)	$268,265	$145,716	$—	$(3,141)	$142,575
U.S. Agencies	46,959	—	(701)	46,258	47,409	—	(1,881)	45,528
Collateralized mortgage obligations	132,633	4,334	(34)	136,933	169,775	6,356	(15)	176,116
Residential mortgage-backed securities	822,746	25,058	(1,726)	846,078	946,656	23,627	(7,176)	963,107
State and municipal securities	340,810	7,222	(722)	347,310	271,135	6,627	(3,112)	274,650
Foreign sovereign debt	500	—	—	500	500	—	—	500
Total	$1,613,345	$36,734	$(4,735)	$1,645,344	$1,581,191	$36,610	$(15,325)	$1,602,476
Securities Held-to-Maturity
Collateralized mortgage obligations	$59,960	$—	$(2,017)	$57,943	$67,335	$—	$(3,263)	$64,072
Residential mortgage-backed securities	885,235	9,410	(2,483)	892,162	688,410	637	(15,274)	673,773
Commercial mortgage-backed securities	183,021	592	(2,176)	181,437	164,607	6	(6,640)	157,973
State and municipal securities	1,069	4	—	1,073	1,084	6	—	1,090
Total	$1,129,285	$10,006	$(6,676)	$1,132,615	$921,436	$649	$(25,177)	$896,908

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank ("FRB") discount window borrowing availability, derivative transactions, standby letters of credit with counterparty banks and for other purposes as permitted or required by law, totaled $353.1 million and $401.4 million at December 31, 2014 and 2013, respectively. Of total pledged securities, securities pledged to creditors under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties totaled $86.5 million and $108.1 million at December 31, 2014 and 2013, respectively.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at December 31, 2014 or 2013.

The following table presents the fair values of securities with unrealized losses as of December 31, 2014 and 2013. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2014
Securities Available-for-Sale
U.S. Treasury	$119,233	$(159)	$123,117	$(1,393)	$242,350	$(1,552)
U.S. Agency	—	—	46,258	(701)	46,258	(701)
Collateralized mortgage obligations	4,565	(34)	—	—	4,565	(34)
Residential mortgage-backed securities	—	—	89,085	(1,726)	89,085	(1,726)
State and municipal securities	53,092	(249)	32,152	(473)	85,244	(722)
Total	$176,890	$(442)	$290,612	$(4,293)	$467,502	$(4,735)
Securities Held-to-Maturity
Collateralized mortgage obligations	$—	$—	$57,943	$(2,017)	$57,943	$(2,017)
Residential mortgage-backed securities	45,867	(38)	162,564	(2,445)	208,431	(2,483)
Commercial mortgage-backed securities	10,021	(28)	105,709	(2,148)	115,730	(2,176)
Total	$55,888	$(66)	$326,216	$(6,610)	$382,104	$(6,676)
As of December 31, 2013
Securities Available-for-Sale
U.S. Treasury	$142,575	$(3,141)	$—	$—	$142,575	$(3,141)
U.S. Agency	45,528	(1,881)	—	—	45,528	(1,881)
Collateralized mortgage obligations	3,409	(15)	—	—	3,409	(15)
Residential mortgage-backed securities	276,657	(7,176)	—	—	276,657	(7,176)
State and municipal securities	104,442	(2,812)	10,325	(300)	114,767	(3,112)
Total	$572,611	$(15,025)	$10,325	$(300)	$582,936	$(15,325)
Securities Held-to-Maturity
Collateralized mortgage obligations	$64,072	$(3,263)	$—	$—	$64,072	$(3,263)
Residential mortgage-backed securities	556,410	(14,908)	3,327	(366)	559,737	(15,274)
Commercial mortgage-backed securities	123,021	(4,674)	25,240	(1,966)	148,261	(6,640)
Total	$743,503	$(22,845)	$28,567	$(2,332)	$772,070	$(25,177)

There were $616.8 million of securities with $10.9 million in an unrealized loss position for greater than 12 months at December 31, 2014. At December 31, 2013, there were $38.9 million of securities with $2.6 million in an unrealized loss position greater than 12 months. The Company does not consider these unrealized losses to be credit-related. These unrealized losses relate to changes in interest rates and market spreads. We do not intend to sell the securities and we do not believe it is more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, no other-than-temporary impairments have been recorded on these securities during 2014 or 2013.

The following table presents the remaining contractual maturity of securities as of December 31, 2014 by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	December 31, 2014
	Available-For-Sale Securities		Held-To-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipal and foreign sovereign debt securities:
One year or less	$5,586	$5,682	$816	$817
One year to five years	460,131	461,243	253	256
Five years to ten years	181,139	184,042	—	—
After ten years	11,110	11,366	—	—
All other securities:
Collateralized mortgage obligations	132,633	136,933	59,960	57,943
Residential mortgage-backed securities	822,746	846,078	885,235	892,162
Commercial mortgage-backed securities	—	—	183,021	181,437
Total	$1,613,345	$1,645,344	$1,129,285	$1,132,615

The following table presents gains (losses) on securities for the three years ended December 31, 2014, 2013, and 2012.

Securities Gains (Losses)
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Proceeds from sales	$74,690	$114,740	$20,905
Gross realized gains	$615	$1,178	$573
Gross realized losses	(85)	(4)	(778)
Net realized gains (losses)	$530	$1,174	$(205)	(1)
Income tax provision (benefit) on net realized gains (losses)	$209	$463	$(81)

(1)
Includes net losses of $520,000 in 2012 associated with certain investment funds that make qualifying investments for purposes of supporting our community reinvestment initiatives in accordance with the Community Reinvestment Act ("CRA" investments). These investments are classified in other assets in the Consolidated Statements of Financial Condition. Effective in fourth quarter 2012, net losses from these investments are recorded in other non-interest expense in the Consolidated Statements of Income.

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

Loan Portfolio
(Amounts in thousands)

	December 31,
	2014	2013
Commercial and industrial	$5,996,070	$5,360,773
Commercial – owner-occupied commercial real estate	1,892,564	1,695,479
Total commercial	7,888,634	7,056,252
Commercial real estate	2,323,616	2,062,889
Commercial real estate – multi-family	593,103	513,194
Total commercial real estate	2,916,719	2,576,083
Construction	381,102	293,387
Residential real estate	361,565	341,868
Home equity	142,177	149,732
Personal	202,022	226,699
Total loans	$11,892,219	$10,644,021
Net deferred loan fees and unamortized discount and premium on loans, included as a reduction in total loans	$47,017	$37,063
Overdrawn demand deposits included in total loans	$1,963	$2,772

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Loans Held-For-Sale
(Amounts in thousands)

	December 31,
	2014	2013
Mortgage loans held-for-sale (1)	$42,215	$17,619
Other loans held-for-sale (2)	72,946	9,197
Total loans held-for-sale	$115,161	$26,816

(1)
Comprised of residential mortgage loan originations intended to be sold in the secondary market. The Company accounts for these loans under the fair value option. Refer to Note 20 for additional information regarding mortgage loans held-for-sale.

(2)
Amounts at December 31, 2014 consists of $36.6 million of commercial, commercial real estate and construction loans carried at the lower of aggregate cost or fair value and $36.3 million of commercial, commercial real estate, construction, home equity and personal loans held-for-sale in connection with the pending sale of the Company's banking office located in Norcross, Georgia, which closed in January 2015. Amounts at December 31, 2013 represent commercial loans carried at the lower of aggregate cost or fair value. Generally, the Company intends to sell these loans within 30-60 days from the date the intent to sell was established.

Carrying Value of Loans Pledged
(Amounts in thousands)

	December 31,
	2014	2013
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$478,692	$710,269
FHLB advances (2)	1,576,168	1,337,552
Total	$2,054,860	$2,047,821

(1)	No borrowings were outstanding at December 31, 2014 or 2013.

(2)	Refer to Notes 10 and 11 for additional information regarding FHLB advances.

Related Party Loans

Some of our executive officers and directors are clients of our Bank, and some of our executive officers and directors are direct or indirect owners of 10% or more of the stock of corporations which are, or have been in the past, clients of the Bank. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than the normal risk of collectability. These loans totaled $9.7 million and $14.2 million at December 31, 2014 and 2013, respectively.

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of December 31, 2014
Commercial	$7,855,833	$762	$992	$—	$7,857,587	$31,047	$7,888,634
Commercial real estate	2,891,301	5,408	261	—	2,896,970	19,749	2,916,719
Construction	380,939	163	—	—	381,102	—	381,102
Residential real estate	354,717	943	631	—	356,291	5,274	361,565
Home equity	128,500	397	2,236	—	131,133	11,044	142,177
Personal	201,569	23	—	—	201,592	430	202,022
Total loans	$11,812,859	$7,696	$4,120	$—	$11,824,675	$67,544	$11,892,219
As of December 31, 2013
Commercial	$7,031,318	$2	$153	$—	$7,031,473	$24,779	$7,056,252
Commercial real estate	2,523,023	5,946	161	—	2,529,130	46,953	2,576,083
Construction	293,387	—	—	—	293,387	—	293,387
Residential real estate	330,922	674	296	—	331,892	9,976	341,868
Home equity	136,341	1,108	404	—	137,853	11,879	149,732
Personal	225,922	124	2	—	226,048	651	226,699
Total loans	$10,540,913	$7,854	$1,016	$—	$10,549,783	$94,238	$10,644,021

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

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of December 31, 2014
Commercial	$60,174	$25,739	$26,432	$52,171	$11,487
Commercial real estate	26,738	9,755	10,193	19,948	2,441
Residential real estate	5,849	349	4,925	5,274	735
Home equity	12,904	3,627	8,839	12,466	1,855
Personal	430	—	430	430	109
Total impaired loans	$106,095	$39,470	$50,819	$90,289	$16,627
As of December 31, 2013
Commercial	$44,471	$30,039	$11,774	$41,813	$4,895
Commercial real estate	61,112	10,301	38,203	48,504	12,536
Residential real estate	11,823	2,629	7,347	9,976	2,412
Home equity	13,893	2,567	10,903	13,470	2,386
Personal	651	—	651	651	148
Total impaired loans	$131,950	$45,536	$68,878	$114,414	$22,377

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$51,030	$1,441	$72,050	$2,265
Commercial real estate	32,256	67	64,887	428
Residential real estate	9,281	—	11,354	3
Home equity	12,592	88	14,665	120
Personal	582	—	2,784	—
Total	$105,741	$1,596	$165,740	$2,816

(1)	Represents amounts while classified as impaired for the periods presented.

Credit Quality Indicators

We have adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are credits that we believe exhibit acceptable financial performance, cash flow, and leverage. We attempt to mitigate risk through loan structure, collateral, monitoring, and other credit risk management controls. Credits rated 6 are performing in accordance with contractual terms but are considered "special mention" as these credits demonstrate potential weakness that if left unresolved, may result in deterioration in our credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Loans rated 7 may be classified as either accruing ("potential problem") or nonaccrual ("nonperforming"). Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest but the ultimate collection of these loans in full is questionable due to the same conditions that characterize a 6-rated credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the value of the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that we may sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at a minimum on a quarterly basis, while all other rated credits over a certain dollar threshold, depending on loan type, are reviewed annually or more frequently as the circumstances warrant.

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non-Performing Loans	% of Portfolio Loan Type	Total Loans
As of December 31, 2014
Commercial	$93,130	1.2	$78,562	1.0	$31,047	0.4	$7,888,634
Commercial real estate	3,552	0.1	746	*	19,749	0.7	2,916,719
Construction	—	—	—	—	—	—	381,102
Residential real estate	2,964	0.8	5,981	1.7	5,274	1.5	361,565
Home equity	1,170	0.8	2,108	1.5	11,044	7.8	142,177
Personal	173	0.1	45	*	430	0.2	202,022
Total	$100,989	0.8	$87,442	0.7	$67,544	0.6	$11,892,219
As of December 31, 2013
Commercial	$62,272	0.9	$87,391	1.2	$24,779	0.4	$7,056,252
Commercial real estate	1,016	*	4,489	0.2	46,953	1.8	2,576,083
Construction	—	—	—	—	—	—	293,387
Residential real estate	4,898	1.4	7,177	2.1	9,976	2.9	341,868
Home equity	2,884	1.9	2,538	1.7	11,879	7.9	149,732
Personal	187	0.1	177	0.1	651	0.3	226,699
Total	$71,257	0.7	$101,772	1.0	$94,238	0.9	$10,644,021

*	Less than 0.1%

Troubled Debt Restructured Loans
Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	December 31,
	2014		2013
	Accruing	Nonaccrual (1)	Accruing	Nonaccrual (1)
Commercial	$21,124	$20,113	$17,635	$6,188
Commercial real estate	199	8,005	950	19,309
Residential real estate	—	1,881	—	2,239
Home equity	1,422	5,886	1,591	3,805
Personal	—	413	—	641
Total	$22,745	$36,298	$20,176	$32,182

(1)	Included in nonperforming loans.

At December 31, 2014 and 2013, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $8.5 million and $5.5 million, respectively.

Additions to Accruing Troubled Debt Restructurings During the Year
(Dollars in thousands)

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
Commercial
Extension of maturity date (2)	4	$20,725	$20,725	6	$7,288	$7,288
Other concession (3)	5	21,289	21,289	—	—	—
Total commercial	9	42,014	42,014	6	7,288	7,288
Commercial real estate
Extension of maturity date (2)	1	202	202	1	244	244
Other concession (3)	1	426	426	1	717	717
Total commercial real estate	2	628	628	2	961	961
Residential real estate
Extension of maturity date (2)	—	—	—	1	150	150
Total accruing	11	$42,642	$42,642	9	$8,399	$8,399

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

Additions to Nonaccrual Troubled Debt Restructurings During the Year
(Dollars in thousands)

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
Commercial
Extension of maturity date (2)	—	$—	$—	2	$334	$334
Other concession (3)	10	17,900	17,822	6	1,795	1,795
Total commercial	10	17,900	17,822	8	2,129	2,129
Commercial real estate
Extension of maturity date (2)	—	—	—	1	297	297
Other concession (3)	3	2,057	2,070	10	18,562	7,475
Total commercial real estate	3	2,057	2,070	11	18,859	7,772
Residential real estate
Other concession (3)	5	961	1,034	1	342	342
Home equity
Extension of maturity date (2)	1	114	114	5	824	824
Other concession (3)	8	2,780	2,793	8	1,760	1,753
Total home equity	9	2,894	2,907	13	2,584	2,577
Personal
Other concession (3)	—	—	—	2	478	478
Total nonaccrual	27	$23,812	$23,833	35	$24,392	$13,298
Change in recorded investment due to net (advances) principal paydowns at time of modification			$(21)			$7,916
Change in recorded investment due to charge-offs at time of modification			$—			$3,398

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve calculation. However, our general reserve methodology considers the amount and product type of the TDRs removed as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Refer to the "Impaired Loan" and "Allowance for Loan Loss" sections of Note 1 regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $10.6 million and $8.6 million in specific reserves for nonaccrual TDRs at December 31, 2014 and 2013, respectively. For accruing TDRs, there were no specific reserves at December 31, 2014 and $37,000 at December 31, 2013, with the specific reserve representing the difference between the present value of cash flows for the restructured loan as compared to the recorded investment in the loan.

The following table presents the recorded investment and number of loans modified as an accruing TDR during the previous 12 months which subsequently became nonperforming during the years ended December 31, 2014 and 2013. A loan becomes nonperforming and placed on nonaccrual status typically when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than when the loan becomes 90 days past due.

Accruing Troubled Debt Restructurings
Reclassified as Nonperforming Within 12 Months of Restructuring
(Dollars in thousands)

	Year Ended December 31,
	2014		2013
	Number of Borrowers	Recorded Investment (1)	Number of Borrowers	Recorded Investment (1)
Commercial	—	$—	1	$149
Commercial real estate	1	699	2	5,258
Residential real estate	2	57	—	—
Total	3	$756	3	$5,407

(1)	Represents amounts as of the balance sheet date from the quarter the default was first reported.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 6 for a detailed discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$80,768	$42,362	$3,338	$7,555	$5,648	$3,438	$143,109
Loans charged-off	(5,588)	(6,214)	(6)	(1,514)	(1,017)	(158)	(14,497)
Recoveries on loans previously charged-off	6,340	2,674	79	675	228	721	10,717
Net recoveries (charge-offs)	752	(3,540)	73	(839)	(789)	563	(3,780)
Provision (release) for loan losses	21,942	(6,984)	879	(1,400)	65	(1,333)	13,169
Balance at end of year	$103,462	$31,838	$4,290	$5,316	$4,924	$2,668	$152,498
Ending balance, loans individually evaluated for impairment (1)	$11,487	$2,441	$—	$735	$1,855	$109	$16,627
Ending balance, loans collectively evaluated for impairment	$91,975	$29,397	$4,290	$4,581	$3,069	$2,559	$135,871
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$52,171	$19,948	$—	$5,274	$12,466	$430	$90,289
Ending balance, loans collectively evaluated for impairment	7,836,463	2,896,771	381,102	356,291	129,711	201,592	11,801,930
Total recorded investment in loans	$7,888,634	$2,916,719	$381,102	$361,565	$142,177	$202,022	$11,892,219

(1)	Refer to Notes 1 and 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Year Ended December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$63,709	$73,150	$2,434	$9,696	$6,797	$5,631	$161,417
Loans charged-off	(22,339)	(25,294)	70	(3,501)	(3,445)	(3,725)	(58,234)
Recoveries on loans previously charged-off	5,054	2,173	48	15	475	997	8,762
Net (charge-offs) recoveries	(17,285)	(23,121)	118	(3,486)	(2,970)	(2,728)	(49,472)
Provision (release) for loan losses	34,344	(7,667)	786	1,345	1,821	535	31,164
Balance at end of year	$80,768	$42,362	$3,338	$7,555	$5,648	$3,438	$143,109
Ending balance, loans individually evaluated for impairment (1)	$4,895	$12,536	$—	$2,412	$2,386	$148	$22,377
Ending balance, loans collectively evaluated for impairment	$75,873	$29,826	$3,338	$5,143	$3,262	$3,290	$120,732
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$41,813	$48,504	$—	$9,976	$13,470	$651	$114,414
Ending balance, loans collectively evaluated for impairment	7,014,439	2,527,579	293,387	331,892	136,262	226,048	10,529,607
Total recorded investment in loans	$7,056,252	$2,576,083	$293,387	$341,868	$149,732	$226,699	$10,644,021

(1)	Refer to Notes 1 and 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Year Ended December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$60,663	$94,905	$12,852	$6,376	$4,022	$12,776	$191,594
Loans charged-off	(31,768)	(68,099)	(1,979)	(3,010)	(3,128)	(10,044)	(118,028)
Recoveries on loans previously charged-off	4,179	8,709	2,315	126	509	1,137	16,975
Net (charge-offs) recoveries	(27,589)	(59,390)	336	(2,884)	(2,619)	(8,907)	(101,053)
Provision (release) for loan losses	30,635	37,635	(10,754)	6,204	5,394	1,762	70,876
Balance at end of year	$63,709	$73,150	$2,434	$9,696	$6,797	$5,631	$161,417
Ending balance, loans individually evaluated for impairment (1)	$13,259	$20,450	$117	$3,996	$2,797	$2,771	$43,390
Ending balance, loans collectively evaluated for impairment	$50,450	$52,700	$2,317	$5,700	$4,000	$2,860	$118,027
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$86,180	$83,312	$557	$11,689	$13,200	$4,822	$199,760
Ending balance, loans collectively evaluated for impairment	6,410,388	2,592,589	189,939	361,891	154,560	230,855	9,940,222
Total recorded investment in loans	$6,496,568	$2,675,901	$190,496	$373,580	$167,760	$235,677	$10,139,982

(1)	Refer to Notes 1 and 4 for additional information regarding impaired loans.

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$9,206	$7,343	$7,277
Provision for unfunded commitments	3,152	1,863	66
Charge-off of unfunded commitments	(84)	—	—
Balance at end of year	$12,274	$9,206	$7,343
Unfunded commitments, excluding covered assets, at year end	$6,265,506	$5,028,268	$4,707,373

(1)
Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit. Unfunded commitments related to covered assets are excluded as they are covered under a loss sharing agreement with the FDIC.

Refer to Note 19 for additional details of commitments to extend credit, standby letters of credit and commercial letters of credit.

6. COVERED ASSETS

Covered assets represent acquired loans and foreclosed loan collateral covered under a loss sharing agreement with the FDIC and include an indemnification receivable representing the present value of the expected reimbursement from the FDIC related to expected losses on the acquired loans and foreclosed real estate under such agreement. The loss share agreement expired on September 30, 2014 for non-residential mortgage loans and related assets. At the time of expiration $28.7 million of covered loans were transferred into our held for investment loan portfolio and $719,000 of covered OREO was transferred into the OREO portfolio. The loss share agreement will expire on September 30, 2019 for residential mortgage loans and related assets.

The carrying amount of covered assets is presented in the following table.

Covered Assets
(Amounts in thousands)

	December 31,
	2014			2013
	Purchased Loans (1)	Other Assets	Total	Purchased Loans (1)	Other Assets	Total
Commercial loans	$—	$—	$—	$11,562	$—	$11,562
Commercial real estate loans	—	—	—	46,657	—	46,657
Residential mortgage loans	32,182	—	32,182	36,883	—	36,883
Consumer installment and other	—	—	—	3,213	259	3,472
Foreclosed real estate	—	187	187	—	7,880	7,880
Estimated loss reimbursement by the FDIC	—	1,763	1,763	—	6,292	6,292
Total covered assets	32,182	1,950	34,132	98,315	14,431	112,746
Allowance for covered loan losses	(5,191)	—	(5,191)	(16,511)	—	(16,511)
Net covered assets	$26,991	$1,950	$28,941	$81,804	$14,431	$96,235
Nonperforming covered loans (2)	$6,828			$15,610

(1)	Purchased loans include $420,000 and $7.6 million of purchased impaired loans as of December 31, 2014 and 2013, respectively.

(2)
Excludes purchased impaired loans which are accounted for on a pool basis based on common risk characteristics as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Because we are recognizing interest income on each pool of loans, all purchased impaired loans are considered to be performing.

7. PREMISES, FURNITURE, AND EQUIPMENT

Premises, Furniture, and Equipment
(Amounts in thousands)

	December 31,
	2014	2013
Land	$1,874	$1,874
Building	9,980	7,581
Leasehold improvements	37,796	39,644
Furniture and equipment	45,346	42,044
Software	16,363	14,421
Total cost	111,359	105,564
Accumulated depreciation	(72,216)	(65,860)
Net book value	$39,143	$39,704

Depreciation expense on premises, furniture, and equipment totaled $8.7 million in 2014, $8.5 million in 2013, and $9.3 million in 2012.

At December 31, 2014, we were obligated under certain non-cancellable operating leases for premises and equipment, which expire at various dates through the year 2023. Many of these leases contain renewal options, and certain leases provide a right of refusal to purchase the leased property during the lease term. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer price index. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2014, have initial or remaining non-cancellable lease terms in excess of one year.

Operating Leases (1)
(Amounts in thousands)

Total
Year Ended December 31,
2015	$12,794
2016	11,376
2017	10,926
2018	10,632
2019	9,974
2020 and thereafter	32,942
Total minimum lease payments	$88,644

(1)	Minimum payments have not been reduced by minimum sublease rentals of $2.0 million due in the future under non-cancellable subleases.

	Year Ended December 31,
	2014	2013	2012
Rental expense charged to operations (1)(2)	$12,066	$12,224	$12,128
Rental income from premises leased to others (2)	$704	$659	$676

(1)	Including amounts paid under short-term cancellable leases.

(2)	Does not include rental expense or sublease rental income for certain restructured leases.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Carrying Amount of Goodwill by Reporting Unit
(Amounts in thousands)

	Banking	Asset Management	Holding Company Activities	Consolidated
Balance at December 31, 2012	$81,755	$12,766	$—	$94,521
Sale of Lodestar	—	(226)	—	(226)
Tax benefit adjustment	—	(254)	—	(254)
Balance at December 31, 2013	81,755	12,286	—	94,041
Tax benefit adjustment	—	—	—	—
Balance at December 31, 2014	$81,755	$12,286	$—	$94,041

In connection with the sale of Lodestar Investment Counsel, LLC ("Lodestar") on December 31, 2013, an investment management firm and previously a wholly-owned subsidiary of the Company, $226,000 of the goodwill assigned to the Asset Management reporting unit was allocated to Lodestar and written off. A goodwill impairment charge of $146,000 was recorded in connection with the sale. Goodwill also decreased $254,000 due to an adjustment for tax benefits associated with the goodwill attributable to Lodestar.

For our annual goodwill impairment test performed as of October 31, 2014, as permitted under current accounting guidance, we elected to not perform a qualitative assessment and instead chose to proceed with the quantitative two-step test. As a result of our step one analysis, we determined that the fair value of both the Banking and Asset management reporting units exceeded their respective carrying amounts. As such, both of our reporting units with allocated goodwill "passed" step one of the goodwill impairment test, and no further analysis was required to support the conclusion that goodwill was not impaired as of October 31, 2014. The Banking reporting unit's fair value exceeded its carrying amount by approximately 97%, while the Asset Management reporting unit's fair value exceeded its carrying amount by approximately 250%.

The fair value of the reporting units as determined in our annual goodwill impairment test resulted in an implied control premium in excess of our market capitalization of approximately 15%. We believe this control premium is reasonable and supports the appropriate estimation of the reporting units' fair value as compared to our market capitalization.

We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of October 31, 2014 that would indicate impairment of goodwill allocated to the Banking and Asset Management reporting units at December 31, 2014. There were no impairment charges for goodwill allocated to the Banking and Asset Management (excluding Lodestar) reporting units recorded in 2013 or 2012.

We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 12 years.

We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. In connection with the sale of Lodestar on December 31, 2013, we reduced the client relationships intangibles net carrying amount by $815,000. During 2014, there were no events or circumstances that we believe indicate there may be impairment of intangible assets, and no impairment charges for other intangible assets were recorded in 2014, 2013, or 2012.

Other Intangible Assets
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Core deposit intangible:
Gross carrying amount	$18,093	$18,093	$18,093
Accumulated amortization	12,870	10,071	7,362
Net carrying amount	$5,223	$8,022	$10,731
Amortization during the period	$2,799	$2,709	$2,282
Weighted-average remaining life (in years)	2	3	4
Client relationships:
Gross carrying amount	$2,002	$2,002	$5,059
Accumulated amortization	1,340	1,132	2,962
Net carrying amount	$662	$870	$2,097
Amortization during the period	$208	$412	$402
Weighted-average remaining life (in years)	6	7	7

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year Ended December 31,
2015	$2,455
2016	2,161
2017	1,125
2018	98
2019	28
2020 and thereafter	18
Total	$5,885

9. DEPOSITS

Summary of Deposits
(Amounts in thousands)

	December 31,
	2014 (1)	2013
Noninterest-bearing deposits	$3,516,695	$3,172,676
Interest-bearing deposits	1,907,320	1,470,856
Savings deposits	319,100	284,482
Money market accounts	4,851,925	4,515,079
Time deposits less than $100,000	296,899	346,812
Time deposits of $100,000 or more	2,198,029	2,223,736
Total deposits	$13,089,968	$12,013,641

(1)	Excludes deposits held-for-sale of $122.2 million as of December 31, 2014.

Maturities of Time Deposits of $100,000 or More (1)
(Amounts in thousands)

2014
Maturing within 3 months	$466,612
After 3 but within 6 months	398,345
After 6 but within 12 months	748,917
After 12 months	584,155
Total	$2,198,029

(1)	Excludes time deposits held-for-sale of $32.2 million as of December 31, 2014.

10. SHORT-TERM AND SECURED BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	December 31, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$428,000	0.13%	$2,000	3.37%
Other Information:
Weighted-average remaining maturity of FHLB advances at year end	7 months		12 months
Unused FHLB advances availability	$265,529		$395,302
Unused overnight federal funds availability (1)	$630,500		$520,000
Borrowing capacity through the FRB discount window primary credit program (2)	$403,752		$621,855

(1)	Our total availability of overnight fed fund borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

FHLB Advances - At December 31, 2014, FHLB advances consisted of $8.0 million from the FHLB Atlanta, of which $3.0 million is included in short-term borrowings, and $470.0 million from FHLB Chicago, of which $425.0 million is included in short-term borrowings. As a member of the FHLB Chicago, the Bank has access to a borrowing capacity which is subject to change based on the availability of acceptable collateral to pledge and the level of our investment in FHLB Chicago stock. At December 31, 2014, our borrowing capacity was $735.9 million of which $265.5 million is available, subject to the additional investment in FHLB Chicago stock required. Qualifying residential, multi-family and commercial real estate loans, home equity lines of credit, and residential mortgage-backed securities are pledged as collateral to secure current outstanding balances and additional borrowing availability. FHLB advances reported as short-term borrowings represent advances with a remaining maturity of one year or less at December 31, 2014 and 2013.

Revolving Line of Credit - During the third quarter 2014, the Company amended its $60.0 million 364-day Revolving Line of Credit (the "Facility") with a group of commercial banks resulting in a new maturity date of September 25, 2015. Any amounts outstanding under the Facility upon maturity may be converted, at the Company's option, to an amortizing term loan, with the balance of such loan due September 26, 2017. Loans under the Facility bear interest, at the Company's election, either at a floating rate equal to LIBOR plus 1.95%, or a defined base rate minus 0.50%. At December 31, 2014, no amounts have been drawn on the Facility.

Secured Borrowings - Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings because they did not qualify for sale accounting treatment. As of December 31, 2014 and 2013, these loan participation agreements totaled $4.4 million and $6.4 million, respectively. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition at each of these dates.

11. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

		December 31,
		2014	2013
Parent Company:
2.89% junior subordinated debentures due 2034	(1)(a)	$8,248	$8,248
1.95% junior subordinated debentures due 2035	(2)(a)	51,547	51,547
1.74% junior subordinated debentures due 2035	(3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068	(a)	68,755	143,760
7.125% subordinated debentures due 2042	(b)	125,000	125,000
Subtotal		294,788	369,793
Subsidiaries:
FHLB advances		50,000	258,000
Total long-term debt		$344,788	$627,793

(1)	Variable rate in effect at December 31, 2014, based on three-month LIBOR +2.65%.

(2)	Variable rate in effect at December 31, 2014, based on three-month LIBOR +1.71%.

(3)	Variable rate in effect at December 31, 2014, based on three-month LIBOR +1.50%.

(a)
Under the final regulatory capital rules issued in July 2013, these instruments are grandfathered for inclusion as a component of Tier 1 capital, although the Tier 1 capital treatment for these instruments will be subject to phase-out due to certain acquisitions.

(b)	Qualifies as Tier 2 capital for regulatory capital purposes.

The junior subordinated debentures presented in the table above were issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable trust preferred securities. On October 8, 2014, we redeemed $75.0 million of the $143.8 million outstanding 10% junior subordinated debentures due 2068 (the "10% Debentures"). The redemption price was the liquidation amount of $25 per trust preferred security. Refer to Note 12 for further information on the nature and terms of these and previously issued debentures.

At December 31, 2014, outstanding long-term FHLB advances were secured by qualifying residential, multi-family, commercial real estate, and home equity lines of credit. From time to time we may pledge eligible real estate backed securities to support additional borrowings.

Maturity and Rate Schedule for FHLB Long-Term Advances
(Amounts in thousands)

	December 31, 2014		December 31, 2013
	Amount	Rate %	Amount	Rate %
Maturity Date:
June 24, 2015	$—	—%	$1,000	3.71%
December 21, 2015	—	—%	2,000	4.22%
December 31, 2015	—	—%	250,000	0.09%
March 25, 2019	2,000	4.26%	2,000	4.26%
May 22, 2019	3,000	4.68%	3,000	4.68%
September 12, 2019 (1)	15,000	3.72%	—	—%
September 26, 2019 (1)	15,000	3.69%	—	—%
December 9, 2019 (2)	15,000	3.58%	—	—%
Total	$50,000	3.75%	$258,000	0.22%

(1)
Provides for a one-time option to increase the advances in September 2016, up to $150.0 million each at the same fixed rate as the original advance. The advances include prepayment features and are subject to a prepayment fee.

(2)
Provides for a one-time option to increase the advances in December 2016, up to $150.0 million each at the same fixed rate as the original advance. The advances include prepayment features and are subject to a prepayment fee.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year Ended December 31,
2019	50,000
2020 and thereafter	294,788
Total	$344,788

12. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of December 31, 2014, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company obligated mandatorily redeemable trust preferred securities ("Trust Preferred Securities") to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company ("Debentures"). The Debentures held by the trusts, which in aggregate totaled $169.8 million at December 31, 2014, are the sole assets of each respective trust. Our obligations under the Debentures and related documents, including the indentures, the declarations of trust and related Company guarantees, taken together, constitute a full and unconditional guarantee by the Company on a subordinated basis of distributions and redemption payments and liquidation payments on the Trust Preferred Securities. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all or any series of the Debentures, in each case, at a redemption price of 100% of the principal amount of the Debentures being redeemed plus any accrued but unpaid interest to the redemption date. The repayment, redemption or repurchase of any of the Debentures would be subject to the terms of the applicable indenture and would result in a corresponding repayment, redemption or repurchase of an equivalent amount of the related series of Trust Preferred Securities. Any redemption of the 10% Debentures held by the PrivateBancorp Capital Trust IV ("Capital Trust IV""), would be subject to the terms of the replacement capital covenant described below and any required regulatory approval.

In connection with the issuance in 2008 of the 10% Debentures, which rank junior to the other Debentures, we entered into a replacement capital covenant that relates to redemption of the 10% Debentures and the related Trust Preferred Securities. Under the replacement capital covenant, as amended in October 2012, we committed, for the benefit of certain debt holders, that we would not repay, redeem or repurchase the 10% Debentures or the related Trust Preferred Securities prior to June 2048 unless we have (1) obtained any required regulatory approval, and (2) raised certain amounts of qualifying equity or equity-like replacement capital at any time after October 10, 2012. The replacement capital covenant benefits holders of our "covered debt" as specified under the terms of the replacement capital covenant. Currently, under the replacement capital covenant, the "covered debt" is the Debentures held by PrivateBancorp Statutory Trust II. In the event that the Company's 7.125% subordinated debentures due 2042 are designated as or become the covered debt under the replacement capital covenant, the terms of such debentures provide that the Company is authorized to terminate the replacement capital covenant without any further action or payment. We may amend or terminate the replacement capital covenant in certain circumstances without the consent of the holders of the covered debt.

Subsequent to October 10, 2012, the Company raised the required qualifying capital and upon receipt of regulatory approval in September 2014, Capital Trust IV redeemed $75.0 million of the $143.8 million outstanding 10% Trust Preferred Securities on October 8, 2014. The redemption of the Trust Preferred Securities was a result of the redemption by the Company of approximately $75.0 million of the outstanding 10% Debentures due June 2068, all of which are held by Capital Trust IV. We used available cash to fund the redemption. The proceeds from the partial redemption of the 10% Debentures were applied to redeem a proportionate amount of the Trust Preferred Securities and the Trust’s common securities, which totaled $75.0 million of Trust Preferred Securities and $5,225 of Trust common securities.

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

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

	Issuance Date	Common Securities Issued	Trust Preferred Securities Issued (1)	Coupon Rate (2)	Earliest Redemption Date (on or after) (3)	Maturity	Principal Amount of Debentures (3)
							December 31,
							2014	2013
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.89%	June 17, 2009	June 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	June 2005	1,547	50,000	1.95%	Sept. 15, 2010	Sept. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.74%	Dec. 5, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Capital Trust IV	May 2008	5	68,750	10.00%	June 15, 2013	June 2068	68,755	143,760
Total		$3,038	$166,750				$169,788	$244,793

(1)
The trust preferred securities accrue distributions at a rate equal to the interest rate on and have a maturity identical to that of the related Debentures. The trust preferred securities will be redeemed upon maturity or earlier redemption of the related Debentures.

(2)
Reflects the coupon rate in effect at December 31, 2014. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three-month LIBOR plus 2.65%. The coupon rates for the PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Capital Trust IV is fixed. Distributions for all of the Trusts are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years in the case of the Debentures held by Trust IV, and five years in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

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

13. EQUITY

Conversion of Nonvoting Common Stock

Holders of our nonvoting common stock converted 1.58 million shares and 1.95 million shares in 2014 and 2013, respectively, into an equal number of newly-issued shares of our voting common stock on a one-for-one basis. The conversion was done in accordance with the terms of the nonvoting common stock and in connection with the holders' sale of such newly-issued voting common stock. At December 31, 2014, there were no shares of nonvoting common stock outstanding.

Capital Issuances and Preferred Stock Redemption

In the fourth quarter 2012, the Company repurchased all of the preferred stock totaling $243.8 million, or 243,815 shares and the related ten-year warrant held by the U.S. Treasury, using net proceeds raised from a $75.0 million underwritten public offering of its common stock (4,761,905 shares with an offering price of $15.75 per share) and net proceeds from the $125.0 million subordinated debentures offering, together with existing cash resources. The preferred stock and warrant were originally issued in January 2009 as part of the Troubled Asset Relief Program ("TARP") Capital Purchase Program ("CPP"). In connection with the repurchase of the preferred stock, the Company accelerated the accretion of the remaining issuance discount on the preferred stock of $2.2 million. The Company repurchased the warrant at a mutually agreed upon price of $1.2 million, which was recorded as a reduction to additional paid-in capital in the Company's Consolidated Financial Statements.

At December 31, 2014, there were 1,000,000 shares of preferred stock authorized, and none outstanding.

There were no public or private offerings of common stock during 2014 or 2013 other than common stock issued in connection with our share-based compensation plans. Refer to Note 16 for a detailed discussion of such plans.

Treasury Stock

The Company reissues treasury stock, when available, or new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. Treasury shares are reissued at average cost. The Company held 2,000 shares and 274,000 shares in treasury at December 31, 2014 and 2013, respectively. Prior to 2013, the Company issued new shares to fulfill its obligation to settle share-based awards.

Comprehensive Income

Change in Accumulated Other Comprehensive Income ("AOCI") by Component
(Amounts in thousands)

	Year Ended December 31,
	2014			2013			2012
	Unrealized Gain on Available- for-Sale Securities	Accumu- lated (Loss) Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available- for-Sale Securities	Accumu- lated Gain (Loss) on Effective Cash Flow Hedges	Total	Unrealized Gain on Available- for-Sale Securities	Accumu- lated Gain on Effective Cash Flow Hedges	Total
Balance at beginning of year	$12,960	$(3,116)	$9,844	$42,219	$5,845	$48,064	$45,140	1,557	$46,697
Increase in unrealized gains (losses) on securities	11,244	—	11,244	(46,690)	—	(46,690)	(4,185)	—	(4,185)
Increase in unrealized gains (losses) on cash flow hedges	—	16,777	16,777	—	(8,729)	(8,729)	—	9,945	9,945
Tax (expense) benefit on increase in unrealized (losses) gains	(4,435)	(6,576)	(11,011)	18,142	3,390	21,532	1,455	(3,883)	(2,428)
Other comprehensive income (loss) before reclassifications	6,809	10,201	17,010	(28,548)	(5,339)	(33,887)	(2,730)	6,062	3,332
Reclassification adjustment of net gains included in net income (1)	(530)	(9,262)	(9,792)	(1,174)	(5,984)	(7,158)	(315)	(2,928)	(3,243)
Reclassification adjustment for tax expense on realized net gains (2)	209	3,646	3,855	463	2,362	2,825	124	1,154	1,278
Amounts reclassified from AOCI	(321)	(5,616)	(5,937)	(711)	(3,622)	(4,333)	(191)	(1,774)	(1,965)
Net current period other comprehensive income (loss)	6,488	4,585	11,073	(29,259)	(8,961)	(38,220)	(2,921)	4,288	1,367
Balance at end of year	$19,448	$1,469	$20,917	$12,960	$(3,116)	$9,844	$42,219	$5,845	$48,064

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

14. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Basic earnings per common share
Net income	$153,079	$122,949	$77,896
Preferred stock dividends and discount accretion	—	—	(13,368)
Net income available to common stockholders	153,079	122,949	64,528
Net income allocated to participating stockholders (1)	(2,134)	(2,436)	(1,145)
Net income allocated to common stockholders	$150,945	$120,513	$63,383
Weighted-average common shares outstanding	77,007	76,398	71,951
Basic earnings per common share	$1.96	$1.58	$0.88
Diluted earnings per common share
Diluted earnings applicable to common stockholders (2)	$150,967	$120,520	$63,383
Weighted-average diluted common shares outstanding:
Weighted-average common shares outstanding	77,007	76,398	71,951
Dilutive effect of stock awards (3)	815	247	223
Weighted-average diluted common shares outstanding	77,822	76,645	72,174
Diluted earnings per common share	$1.94	$1.57	$0.88

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

(3)
For the years ended December 31, 2014, 2013, and 2012, the weighted-average outstanding non-participating securities of 1.2 million, 2.9 million and 3.7 million shares, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

15. INCOME TAXES

Components of Income Taxes
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Current tax provision:
Federal	$86,234	$51,169	$31,521
State	17,078	11,179	7,172
Total	103,312	62,348	38,693
Deferred tax (benefit) provision:
Federal	(7,392)	11,749	11,668
State	(792)	2,897	4,160
Total	(8,184)	14,646	15,828
Total income tax provision	$95,128	$76,994	$54,521

Reconciliation of Income Tax Provision to Statutory Federal Rate
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Income tax provision at statutory federal income tax rate	$86,872	$69,980	$46,346
(Decrease) increase in taxes resulting from:
Tax exempt interest	$(2,139)	$(2,158)	$(1,956)
Meals, entertainment and related expenses	621	577	483
Bank owned life insurance	(470)	(473)	(542)
Investment credits	(331)	(331)	(314)
Non-deductible compensation	148	172	1,880
State income taxes	10,292	8,618	6,039
Share-based compensation charges	—	200	2,468
Deferred tax asset adjustments	504	500	1,136
Other	(369)	(91)	(1,019)
Total income tax provision	$95,128	$76,994	$54,521

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded.

Deferred Tax Assets and Liabilities
(Amounts in thousands)

	December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$64,832	$60,090
Share-based payment expenses	16,883	15,310
Deferred compensation	4,285	3,950
Loan fees	18,871	15,088
OREO write-downs and expenses	7,008	9,281
Nonaccrual interest income	1,874	2,505
Covered assets – loans and OREO	4,636	8,023
Other	3,426	5,579
Total deferred tax assets	121,815	119,826
Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(12,450)	(8,305)
Intangible assets and acquisition adjustments	(7,504)	(8,232)
Premises and equipment	(1,889)	(1,919)
Covered assets – FDIC loss share receivable	(694)	(2,482)
Other	(1,094)	(243)
Total deferred tax liabilities	(23,631)	(21,181)
Net deferred tax assets	$98,184	$98,645

Deferred Tax Assets

At December 31, 2014, we have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on the fact that we were not in a cumulative book loss position for financial statement purposes at December 31, 2014, measured on a trailing three-year basis. In addition, we considered our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods. The net deferred tax asset is recorded on the Statement of Financial Condition within other assets.

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

Liabilities Associated with Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Roll Forward of Unrecognized Tax Benefits
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$411	$179	$499
Additions for tax positions related to prior years	—	263	77
Reductions for tax positions related to prior years	(142)	—	(380)
Reductions for lapse of statute of limitations	—	(31)	(17)
Balance at end of year	$269	$411	$179
Interest and penalties, net of tax effect, recognized in income tax (benefit) expense during the year	$(6)	$33	$(31)
Interest and penalties, net of tax effect, accrued at year end (1)	$54	$60	$27

(1)	Not included in the unrecognized tax benefits roll forward presented above.

As of December 31, 2014 and 2013, we had unrecognized tax benefits relating to uncertain tax positions that, if recognized, would favorably impact the effective tax rate by $212,000 and $347,000, respectively. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not anticipate this change will have a material impact on the results of operations or the financial position of the Company.

We file a U.S. federal income tax return and state income tax returns in various states. We are no longer subject to examinations by U.S. federal tax authorities for 2007 and prior years. We are also no longer subject to examinations by certain state departments of revenue for 2007 and prior years.

16. SHARE-BASED COMPENSATION AND OTHER BENEFITS

Share-Based Plans

The Company adopted the 2011 Incentive Compensation Plan (the "2011 Plan") in May 2011. In May 2014, the Company's stockholders approved an amendment and restatement of the 2011 Plan to add 2.0 million authorized shares for a total of approximately 6.7 million shares of common stock. The 2011 Plan is designed to align the interests of management with the interests of shareholders, foster retention, create a long-term focus and provide participants a competitive long-term incentive opportunity. The 2011 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, equity-based performance stock and units, stock awards and other cash and share-based incentives to employees, including officers and non-employee directors of the Company and its subsidiaries. At December 31, 2014, 3.5 million shares were available for future grant under the 2011 Plan. The Company has three other share-based compensation plans for which no shares remain available for grant, but have unexercised awards outstanding at December 31, 2014. The Company issues shares from treasury, when available, or new shares to fulfill its obligation to issue shares pursuant to grants under the share-based compensation plans. To the extent new shares are issued, the Company believes as of December 31, 2014, there are adequate authorized shares to satisfy anticipated award issuances in 2015.

Financial Statement Impact

The following table presents the share-based compensation expense and related income tax benefits recognized for all equity awards in the accompanying Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.

Effect of Recognizing Share-based Compensation Expense
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Recognized share-based compensation expense:
Stock option expense	$3,710	$3,648	$7,620
Restricted stock and unit expense (including salary stock)	10,562	8,802	13,035
Performance share unit expense	1,296	226	—
Total share-based compensation expense	15,568	12,676	20,655
Income tax benefit	(6,050)	(4,818)	(6,755)
Share-based compensation expense, net of tax	$9,518	$7,858	$13,900
Unrecognized share-based compensation expense:
Stock options	$3,391	$4,576	$4,302
Weighted-average amortization period remaining (in years)	1.6	1.8	1.8
Restricted stock and unit expense	$11,902	$11,205	$9,942
Weighted-average amortization period remaining (in years)	1.7	1.8	1.9
Performance share unit expense (1)	$2,694	$635	$—
Weighted-average amortization period remaining (in years)	2.0	2.2	0

(1)
Based on an estimate of the number of shares expected to vest as a result of actual performance against the performance criteria at December 31, 2014 and 2013. For additional information regarding our performance share units, refer to the "Performance Share Units" section further in this Note.

Stock Options

Stock option awards have an exercise price equal to the closing price of the Company's common stock on the date the awards are granted. Stock options generally vest ratably over three years from grant or at the end of that period based on continuous service and have a ten-year term. The following table summarizes stock option activity for the years ended December 31, 2014, 2013 and 2012.

Stock Option Activity
(Amounts in thousands, except per share data)

	Options	Weighted-Average		Aggregate Intrinsic Value (2)
		Exercise Price	Remaining Contractual Life (1)
2012
Outstanding at beginning of year	3,627	$26.15
Granted	646	14.43
Exercised	(95)	9.59
Forfeited	(63)	24.27
Expired	(240)	29.94
Outstanding at end of year	3,875	$24.40	6.1	$1,381
Exercisable at end of year	2,829	$28.05	5.1	$541
2013
Outstanding at beginning of year	3,875	$24.40
Granted	652	18.10
Exercised	(200)	14.52
Forfeited	(86)	17.43
Expired	(151)	34.10
Outstanding at end of year	4,090	$23.66	5.7	$27,255
Exercisable at end of year	2,890	$26.68	4.5	$12,220
2014
Outstanding at beginning of year	4,090	$23.66
Granted	203	27.98
Exercised	(277)	18.59
Forfeited	(15)	18.82
Expired	(132)	34.09
Outstanding at end of year	3,869	$23.92	5.0	$38,163
Exercisable at end of year	2,853	$25.55	3.9	$23,879
Ending vested and expected to vest	3,771	$23.98	4.9	$36,999

(1)	Represents the average contractual life remaining in years.

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

Summary of Stock Options Outstanding and Exercisable
(Number of shares in thousands)

	Outstanding Options			Exercisable Options
Range of Exercise Price	Shares	Weighted-Average		Shares	Weighted- Average Exercise Price
		Remaining Contractual Life (1)	Exercise Price
$6.92 - $14.91	583	6.7	$13.98	398	$13.79
$14.92 - $18.67	1,023	7.4	16.74	415	15.02
$18.68 - $26.37	908	3.0	25.98	887	26.09
$26.38 - $32.19	746	4.8	29.61	545	30.23
$32.20 - $46.51	609	2.8	35.43	608	35.43
Total	3,869	5.0	$23.92	2,853	$25.55

(1)	Represents the weighted-average contractual life remaining in years.

Stock Option Valuation Assumptions - The fair value of stock options is estimated at the date of grant using a binomial option-pricing model that utilizes the assumptions outlined in the following table.

Stock Option Valuation Assumptions

	Year Ended December 31,
	2014	2013	2012
Expected life of the option (in years)	6.0	5.4 - 6.3	4.6 - 5.6
Expected stock volatility	43.3 - 44.3%	44.0 - 45.2%	44.7 - 49.8%
Risk-free interest rate	1.8 - 2.1%	1.0 - 2.1%	1.6 - 2.4%
Expected dividend yield	0.1%	0.1 - 0.2%	0.2 - 0.3%
Weighted-average fair value of options at their grant date	$12.20	$7.79	$6.52

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

Other Stock Option Information
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Total intrinsic value of stock options exercised	$3,204	$1,402	$511
Cash received from stock options exercised	$5,149	$2,847	$312
Income tax benefit realized from stock options exercised (1)	$1,217	$502	$199

(1)	Amounts may be more or less than deferred tax benefit recorded during vesting period.

Restricted Stock and Restricted Unit Awards

We issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to voting rights except that certain dividends are subject to forfeiture under the terms of the grant. Awards granted prior to 2014 receive dividend payments at the same time as stockholders. Effective with awards granted in 2014, dividends accrued on restricted stock are not paid out until shares vest and are distributed to the holders to the extent and at the same time the underlying shares are released from restrictions. The transfer restrictions generally lapse over a three year period and are contingent upon continued employment. We also issue restricted stock units which settle in common stock when restrictions lapse which generally coincides with the vest date for most awards, however certain awards have a delayed settlement date. Restricted stock units are issued on similar terms as restricted common stock (with the exception of non-employee directors whose restrictions lapse in equal monthly installments over a one-year period) and have the right to receive dividend equivalents at settlement, but no voting rights. Recipients of restricted share and unit awards do not pay to acquire the shares awarded. The fair value of restricted stock and units is based on our closing stock price on the date of grant. For certain restricted stock awards with post-vesting transferability restrictions and certain unit awards with delayed settlement, a discount for lack of marketability ("DLOM") was applied to the grant date fair value. The weighted-average DLOM applied to awards granted was 24% in 2014, 21% in 2013 and 25% in 2012. The following table summarizes our restricted stock and unit activity for the years ended December 31, 2014, 2013 and 2012.

Restricted Stock and Unit Awards Activity
(Number of shares/units in thousands)

	Year Ended December 31,
	2014		2013		2012 (1)
	Number of Shares/ Units	Weighted-Average Grant Date Fair Value(2)	Number of Shares/ Units	Weighted-Average Grant Date Fair Value (2)	Number of Shares/ Units	Weighted-Average Grant Date Fair Value (2)
Nonvested restricted stock and unit awards at beginning of year	1,268	$15.76	1,114	$14.42	1,060	$20.84
Granted	431	27.15	676	17.14	841	14.41
Vested	(577)	15.62	(444)	14.53	(733)	23.37
Forfeited	(29)	21.51	(78)	15.70	(54)	18.81
Nonvested restricted stock and unit awards at end of year	1,093	$20.18	1,268	$15.76	1,114	$14.42
Vested, but not issued at end of year (3)	164	$16.56	136	$16.52	110	$16.89

(1)
Includes 49,992 shares of salary stock awards issued in connection with compensation restrictions under the TARP CPP at an average price of $15.51 per share. The salary stock was fully vested upon issuance with all of the rights of a stockholder, including the right to vote and receive dividends but was restricted from sale or transfer for a period of 36 months after issuance, except in the event of death or disability.

(2)	Includes the effect of the DLOM.

(3)	Represents restricted stock units with a delayed settlement date.

Other Restricted Stock and Unit Award Information
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Total fair value of vested/released restricted stock and units	$16,135	$7,662	$10,674
Current income tax benefit realized from vesting/release of restricted stock and unit awards (1)	$6,036	$2,714	$2,919

(1)	Amount may be more or less than deferred tax benefit recorded during vesting period.

Performance Share Units

In 2013, we introduced performance share units ("PSUs") as part of our executive compensation program which entitles recipients to receive the underlying shares of common stock without payment subject to continued service and the Company's achievement of specified performance criteria over a three-year period. In 2014 we expanded the awards to a broader group of executives and added a relative total shareholder return ("TSR") factor to the award terms in addition to the achievement of specified performance criteria over a three-year period. PSUs are granted at a target number of shares and based on the Company's performance, the number of shares that vest can be adjusted downward to zero and upward to a maximum of 150% of target for the 2013 grants and upward to a maximum of 200% for 2014 grants, based on relative TSR against an index of 50 banks over the same three-year period as the performance criteria. The PSUs vest in the quarter following the end of the performance period, after review and certification of the achievement of the specified performance criteria by the Company's Compensation Committee of the Board of Directors. The PSUs will be settled and converted to shares of common stock two years after vesting, subject to recoupment under certain circumstances. Holders of PSUs are not entitled to vote or receive cash dividends until settlement, but do accrue a dividend equivalent at the same rate as dividend payments to stockholders from grant date until settlement and to be paid out at that time based on actual shares converted to common stock. The fair value of PSUs is based on our closing stock price on the date of grant, adjusted to reflect any market conditions and is net of a DLOM due to the delayed settlement provisions. The following table summarizes our performance share unit activity for the years ended December 31, 2014 and 2013.

Performance Share Units Activity (1)
(Number of shares/units in thousands)

	Year Ended December 31,
	2014		2013
	Number of Shares/ Units	Weighted-Average Grant Date Fair Value (2)	Number of Shares/ Units	Weighted-Average Grant Date Fair Value (2)
Nonvested performance share unit awards at beginning of year	54	$15.44	—	$—
Granted	99	26.00	54	15.44
Forfeited	(3)	26.00	—	—
Nonvested performance share unit awards at end of year	150	$22.19	54	$15.44

(1)	Presented at target level of performance.

(2)	Includes the effect of a 20% DLOM on awards granted in each 2014 and 2013.

Savings and Retirement Plan

The Company has a defined contribution retirement plan, The PrivateBancorp, Inc. Savings, Retirement and Employee Stock Ownership Plan (the "KSOP"), which allows employees, at their option, to make contributions up to 75% of compensation on a pre-tax basis and/or after-tax basis through salary deferrals under Section 401(k) of the Internal Revenue Code. At the employees’ direction, employee contributions are invested among a variety of investment alternatives. For employees who have met a 1 year service requirement and make voluntary contributions to the KSOP, we contribute an amount equal to $0.50 for each dollar contributed up to 6% of an employee’s compensation (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). The Company’s matching contribution vests in increments of 20% annually for each year in which 1,000 hours are worked. The KSOP also allows for a discretionary company contribution. Although no such contribution was made for 2014, 2013 or 2012, the discretionary component vests in increments of 20% annually over a period of 5 years based on the employee’s years of service.

KSOP Plan Information
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Company matching contribution	$2,509	$2,405	$2,164
Number of Company shares held in KSOP	373	394	411
Fair value of Company shares held by KSOP	$12,472	$11,412	$6,298
Dividends received	$16	$16	$17

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan (the "Plan") which allows eligible participants to defer the receipt of cash compensation or non-employee director fees otherwise payable to them. The purpose of the Plan is to further our ability to attract and retain high quality executives and non-employee directors. Employees who participate in the Plan may elect to defer up to 50% of annual base salary and 100% of annual bonus amounts not subject to a mandatory deferral and directors may elect to defer up to 100% of his or her cash portion of annual director’s fees. Participants elect at the time amounts are deferred whether such deferral amounts will be credited with "earnings" as if they were invested in either a fixed income account with interest credited based on our prime rate (not to exceed 120% of the applicable federal long-term rate) on the cash value of the funds deposited, or in deferred stock units ("DSUs") in Company stock with earnings credited in the form of dividends equivalent to that paid to our common stockholders. Except for an "earnings" credit on the deferred amounts, we do not provide any contributions or credits to participants under the Plan. At December 31, 2014 and 2013, there were 128,383 and 126,393 DSUs, respectively, in the Plan. At the time of distribution, amounts credited in DSUs are paid in shares of our common stock while amounts credited in the fixed income account are paid in cash. All elections and payments under the Plan are subject to compliance with requirements of Section 409A of the Internal Revenue Code which may limit elections and require delay in payment of benefits in certain circumstances.

17. REGULATORY AND CAPITAL MATTERS

The Company and the Bank are subject to various regulatory requirements that impose requirements or restrictions on cash reserves, loans or advances, and dividends. The Bank is required to maintain reserves against deposits. Reserves are held either in the form of vault cash or non-interest-bearing balances maintained with the FRB and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances required to be maintained at the FRB were $178.7 million and $123.4 million at December 31, 2014 and 2013, respectively.

Under current FRB regulations, the Bank is limited in the amount it may loan or advance to PrivateBancorp, Inc. on an unconsolidated basis (the "Parent Company"). Loans or advances to a single subsidiary may not exceed 10% of the Bank's capital stock and surplus (as defined) and loans to all subsidiaries may not exceed 20%. Loans from the Bank to the Parent Company are also required to meet certain collateral requirements.

Various state banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank and the payment of such dividends is contingent upon a number of factors including the Bank’s ability to meet applicable regulatory capital requirements, the strength of the Bank’s balance sheet, the Bank’s profitability and earnings and the Bank's ability to satisfy its obligations and support any projected growth. During 2014, the Bank paid $100.0 million in dividends to the Parent Company. No dividends were paid by the Bank to the Parent Company during 2013. As of December 31, 2014, the Bank had the capacity under banking regulation to pay dividends of $534.8 million, subject to the Company’s internal capital policy.

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

As of December 31, 2014, the Company's and the Bank's capital position was in excess of all minimum regulatory capital adequacy requirements to which they are subject. As of December 31, 2014, the most recent regulatory notification classified the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification for this purpose. Failure to meet minimum capital requirements could result in certain mandatory, and possible discretionary, actions by regulators which, if undertaken, could have a material effect on our consolidated financial statements.

The following table presents information about our capital measures and the related regulatory capital guidelines.

Capital Measurements
(Amounts in thousands, except for ratios)

	Actual		FRB Guidelines for Minimum Regulatory Capital		Regulatory Minimum For "Well-Capitalized" under FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2014
Total risk-based capital:
Consolidated	$1,825,542	12.51%	$1,167,412	8.00%	n/a	n/a
The PrivateBank	1,740,736	11.95	n/a	n/a	$1,456,366	10.00%
Tier 1 risk-based capital:
Consolidated	1,530,579	10.49	583,706	4.00	n/a	n/a
The PrivateBank	1,570,773	10.79	n/a	n/a	873,820	6.00
Tier 1 leverage:
Consolidated	1,530,579	9.96	614,996	4.00	n/a	n/a
The PrivateBank	1,570,773	10.24	n/a	n/a	767,278	5.00
As of December 31, 2013
Total risk-based capital:
Consolidated	$1,720,740	13.30%	$1,035,086	8.00%	n/a	n/a
The PrivateBank	1,637,376	12.69	n/a	n/a	$1,290,606	10.00%
Tier 1 risk-based capital:
Consolidated	1,433,920	11.08	517,543	4.00	n/a	n/a
The PrivateBank	1,475,958	11.44	n/a	n/a	774,363	6.00
Tier 1 leverage:
Consolidated	1,433,920	10.37	552,839	4.00	n/a	n/a
The PrivateBank	1,475,958	10.70	n/a	n/a	689,432	5.00

n/a	Not applicable

In 2013, the FRB and other U.S. banking regulators adopted final rules that revise and replace the agencies' current regulatory capital requirements to align with the Basel III international capital standards and to implement certain changes required by the Dodd-Frank Act. The new rules require U.S. banks to hold higher amounts of capital, especially common equity, against their risk-weighted assets. The new capital requirements are higher in both quantity and quality of capital, with compliance required beginning January 1, 2015 (subject to a phase-in period). For additional information, see the "Recent Developments- Capital Requirements - Supervision and Regulation" section in Part I, Item 1 of this Form 10-K.

18. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce both interest rate risk (relating to mortgage loan commitments and planned sales of loans) and foreign currency volatility (relating to certain loans denominated in currencies other than the U.S dollar). We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the client-related and other end-user derivatives, noted in the table below, were designated as hedging instruments for accounting purposes at December 31, 2014 and 2013.

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

Notional Amounts and Fair Value of Derivative Instruments
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	$550,000	$4,542	$350,000	$4,005	$250,000	$2,715	$325,000	$9,748
Derivatives not designated as hedging instruments:
Client-related derivatives:
Interest rate contracts	$3,881,202	$42,879	$3,959,328	$54,155	$3,743,827	$43,792	$3,959,328	$54,930
Foreign exchange contracts	98,285	5,183	116,761	3,029	86,582	4,659	116,761	2,570
Credit contracts (1)	98,478	19	91,694	34	100,941	24	113,348	98
Total client-related derivatives		48,081		$57,218		48,475		$57,598
Other end-user derivatives:
Foreign exchange contracts	$18,551	$241	$5,436	$16	$2,892	$45	$7,041	$218
Mortgage banking derivatives		786		341		801		103
Total other end-user derivatives		$1,027		$357		$846		$321
Total derivatives not designated as hedging instruments		$49,108		$57,575		$49,321		$57,919
Netting adjustments (2)		(10,588)		(13,158)		(25,269)		(18,777)
Total derivatives		$43,062		$48,422		$26,767		$48,890

(1)	The remaining average notional amounts are shown for credit contracts.

(2)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting agreements.

Master Netting Agreements

Certain of our derivative contracts are subject to enforceable master netting agreements with derivative counterparties. Authoritative accounting guidance permits the netting of derivative receivables and payables when a legally enforceable master netting agreement exists between us and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. For those derivative contracts subject to enforceable master netting agreements, derivative assets and liabilities, and related cash collateral, with the same counterparty are reported on a net basis within derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition.

Derivative contracts may require us to provide or receive cash or financial instrument collateral. Collateral associated with derivative assets and liabilities subject to enforceable master netting agreements with the same counterparty is posted on a net basis. We have pledged cash or financial collateral in accordance with each counterparty's collateral posting requirements for all of the Company's derivative assets and liabilities in a net liability position as of December 31, 2014. Certain collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that we are only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts.

As of December 31, 2014, $14.7 million of cash collateral pledged was netted with the related derivative liabilities and no cash collateral was received to net with the related derivative assets on the Consolidated Statement of Financial Condition. To the extent not netted against derivative fair values under a master netting agreement, the receivable for cash pledged is included in other short-term investments. There was no receivable for cash pledged at December 31, 2014. Any securities pledged to counterparties as financial instrument collateral remain on the Consolidated Statements of Financial Condition as long as we do not default.

The following table presents information about our derivative assets and liabilities and the related collateral by derivative type (e.g., interest rate contracts). As we post collateral with counterparties on the basis of our net position in all derivative contracts with a given counterparty, the information presented below aggregates the derivative contracts entered into with the same counterparty.

Offsetting of Derivative Assets and Liabilities
(Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)
				Financial Instruments (4)	Cash Collateral	Net Amount
As of December 31, 2014
Derivative assets
Interest rate contracts	$47,421	$(7,433)	$39,988	$—	$—	$39,988
Foreign exchange contracts	3,664	(3,154)	510	—	—	510
Credit contracts	19	(1)	18	—	—	18
Total derivatives subject to a master netting agreement	51,104	(10,588)	40,516	—	—	40,516
Total derivatives not subject to a master netting agreement	2,546	—	2,546	—	—	2,546
Total derivatives	$53,650	$(10,588)	$43,062	$—	$—	$43,062
Derivative liabilities
Interest rate contracts	$46,507	$(24,067)	$22,440	$(17,755)	$—	$4,685
Foreign exchange contracts	2,421	(1,202)	1,219	(965)	—	254
Credit contracts	24	—	24	(19)	—	5
Total derivatives subject to a master netting agreement	48,952	(25,269)	23,683	(18,739)	—	4,944
Total derivatives not subject to a master netting agreement	3,084	—	3,084	—	—	3,084
Total derivatives	$52,036	$(25,269)	$26,767	$(18,739)	$—	$8,028

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents end-user, client-related and cash flow hedging derivative contracts and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Derivative Assets and Liabilities (Continued) (Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)
				Financial Instruments (4)	Cash Collateral	Net Amount
As of December 31, 2013
Derivative assets
Interest rate contracts	$58,160	$(12,371)	$45,789	$—	$—	$45,789
Foreign exchange contracts	1,298	(767)	531	—	—	531
Credit contracts	34	(20)	14	—	—	14
Total derivatives subject to a master netting agreement	59,492	(13,158)	46,334	—	—	46,334
Total derivatives not subject to a master netting agreement	2,088	—	2,088	—	—	2,088
Total derivatives	$61,580	$(13,158)	$48,422	$—	$—	$48,422
Derivative liabilities
Interest rate contracts	$64,678	$(17,990)	$46,688	$(41,192)	$—	$5,496
Foreign exchange contracts	2,462	(767)	1,695	(1,495)	—	200
Credit contracts	98	(20)	78	(69)	—	9
Total derivatives subject to a master netting agreement	67,238	(18,777)	48,461	(42,756)	—	5,705
Total derivatives not subject to a master netting agreement	429	—	429	—	—	429
Total derivatives	$67,667	$(18,777)	$48,890	$(42,756)	$—	$6,134

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents end-user, client-related and cash flow hedging derivative contracts entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All such requirements were met at December 31, 2014 and December 31, 2013. Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features
(Amounts in thousands)

	December 31,
	2014	2013
Fair value of derivatives with credit contingency features in a net liability position	$14,596	$28,152
Collateral posted for those transactions in a net liability position	$16,865	$30,272
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$—	$—
Outstanding derivative instruments that would be immediately settled	$14,596	$28,152

Derivatives Designated in Hedge Relationships

The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash Flow Hedges – Under our cash flow hedging program we enter into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loans to fixed-rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the Consolidated Statements of Income. During the year ended December 31, 2014, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of December 31, 2014, the maximum length of time over which forecasted interest cash flows are hedged is five years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income
Related to Interest Rate Swaps Designated as Cash Flow Hedge
(Amounts in thousands)

	Year Ended December 31,
	2014		2013
	Pre-tax	After-tax	Pre-tax	After-tax
Accumulated unrealized (loss) gain at beginning of year	$(5,110)	$(3,116)	$9,603	$5,845
Amount of gain (loss) recognized in AOCI (effective portion)	16,777	10,201	(8,729)	(5,339)
Amount reclassified from AOCI to interest income on loans	(9,262)	(5,616)	(5,984)	(3,622)
Accumulated unrealized gain (loss) at end of year	$2,405	$1,469	$(5,110)	$(3,116)

As of December 31, 2014, $5.3 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2014. During the year ended December 31, 2014, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur.

Derivatives Not Designated in Hedge Relationships

Other End-User Derivatives – We enter into derivatives that include commitments to fund residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans when we enter into customer interest rate lock commitments. This practice allows us to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At December 31, 2014, the par value of our mortgage loans held-for-sale totaled $42.2 million, the notional value of our interest rate lock commitments totaled $44.7 million, and the notional value of our forward commitments for the future delivery of residential mortgage loans totaled $86.9 million.

We are also exposed at times to foreign exchange risk as a result of originating loans in which the principal and interest are settled in a currency other than U.S. dollars. As of December 31, 2014, our exposure was to the Euro, Canadian dollar, British pound and Danish Kroner on $16.2 million of loans. We manage this risk using forward currency derivatives.

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

Risk Participation Agreements
(Dollars in thousands)

	December 31,
	2014	2013
Fair value of written RPAs	$24	$98
Range of remaining terms to maturity (in years)	Less than 1 to 4	Less than 1 to 4
Range of assigned internal risk ratings	2 to 7	2 to 7
Maximum potential amount of future undiscounted payments	$3,927	$3,263
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	25%	16%

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Gain on client-related derivatives recognized in capital markets products income:
Interest rate contracts	$10,634	$14,226	$19,613
Foreign exchange contracts	7,068	6,506	6,024
Credit contracts	345	(4)	321
Total client-related derivatives	18,047	20,728	25,958
Gain (loss) on end-user derivatives recognized in other income:
Foreign exchange derivatives	1,402	125	(336)
Mortgage banking derivatives	(253)	235	123
Total end-user derivatives	1,149	360	(213)
Total gain recognized on derivatives not designated in hedging relationship	$19,196	$21,088	$25,745

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	December 31,
	2014	2013
Commitments to extend credit:
Home equity lines	$129,943	$139,116
Residential 1-4 family construction	53,847	32,714
Commercial real estate, other construction, and land development	1,123,123	703,382
Commercial and industrial	4,255,422	3,609,443
All other commitments	336,623	222,337
Total commitments to extend credit	$5,898,958	$4,706,992
Letters of credit:
Financial standby	$334,175	$308,577
Performance standby	38,167	26,932
Commercial letters of credit	5,224	4,500
Total letters of credit	$377,566	$340,009

(1)	Includes covered loan commitments of $11.0 million and $18.7 million as of December 31, 2014 and 2013, respectively.

Commitments to extend credit are agreements to lend funds to a client as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of commitments with an initial term extending beyond one year require regulatory capital support, while commitments of less than one year do not, although under newly issued regulatory capital rules, unfunded commitments of less than one year will require regulatory capital unless unconditionally cancellable. Since many of our commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of December 31, 2014, we had a reserve for unfunded commitments of $12.3 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors including: the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $1.4 million as of December 31, 2014. We amortize these amounts into income over the commitment period. As of December 31, 2014, standby letters of credit had a remaining weighted-average term of approximately 14 months, with remaining actual lives ranging from less than 1 year to 6 years.

Other Commitments

The Company has unfunded commitments to CRA investments and other investment partnerships totaling $21.6 million at December 31, 2014. Of these commitments, $8.9 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the Consolidated Statements of Financial Condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card vendor issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party vendor. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party vendor to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $11.5 million at December 31, 2014.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of December 31, 2014, we have no recorded contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold have limited recourse provisions. The losses for the years ended December 31, 2014 and 2013 arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

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

As of December 31, 2014, there were various other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Securities Available-for-Sale – Securities available-for-sale include U.S. Treasury, U.S. Agency, collateralized mortgage obligations, residential mortgage-backed securities, state and municipal securities, and foreign sovereign debt. Substantially all available-for-sale securities are fixed-income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. U.S. Treasury securities have been classified in level 1 of the valuation hierarchy. All other remaining securities are classified in level 2 of the valuation hierarchy. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from external pricing services, including evaluating pricing service inputs and methodologies, using exception reports based on analytical criteria, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company’s knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from external pricing services based on our validation procedures, we have not altered the fair values ultimately provided by the external pricing services during the periods presented.

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

Collateral-Dependent Impaired Loans – We do not record loans held for investment at fair value on a recurring basis. However, periodically, we record nonrecurring adjustments to reduce the carrying value of certain impaired loans based on fair value measurement. This population of impaired loans includes those for which repayment of the loan is expected to be provided solely by the underlying collateral. We measure the fair value of collateral-dependent impaired loans based on the fair value of the collateral securing these loans less estimated selling costs. A majority of collateral-dependent impaired loans are secured by real estate with the fair value generally determined based upon appraisals performed by a certified or licensed appraiser using a combination of valuation techniques such as sales comparison, income capitalization and cost approach and include inputs such as absorption rates, capitalization rates and comparables. We also consider other factors or recent developments that could result in adjustments to the collateral value estimates indicated in the appraisals. When a collateral-dependent loan is secured by non-

real estate collateral such as receivables, inventory, or equipment, the fair value is generally determined based upon appraisals, field exams, or receivable reports. The valuation techniques and inputs are reviewed internally by an asset-based specialist for reasonableness of estimated liquidation costs, collectability probabilities, and other market data. Accordingly, fair value estimates for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy. The carrying value of all impaired loans and the related specific reserves are disclosed in Note 4.

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing collateral appraisal. If the most recent appraisal is greater than one-year old, a new appraisal of the underlying collateral is obtained. The majority of collateral-dependent impaired loans are secured by real estate for which we generally obtain "as is" appraisal values in order to evaluate impairment. When a collateral-dependent loan is secured by non-real estate collateral such as receivables, inventory, or equipment, the fair value is generally determined based upon appraisals, field exams, or receivable reports. The valuation techniques and inputs are reviewed internally by workout and/or asset-based specialists for reasonableness of estimated liquidation costs, collectability probabilities, and other market data. Appraisals for real estate collateral-dependent impaired loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is performed at the six-month interval between annual appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either adjusted downward or a new appraisal is required to support the value of the impaired loan. As part of our internal review process, we consider other factors or recent developments that could adjust the valuations indicated in the appraisals or internal reviews. The Company’s internal appraisal review process validates the reasonableness of appraisals in conjunction with analyzing sales and market data from an array of market sources.

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

Derivative Assets and Derivative Liabilities – Derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. For derivative counterparties with which we have a master netting agreement, we measure nonperformance risk on the basis of our net exposure to the counterparty. The fair value of derivative assets and liabilities is determined based on prices obtained from third party advisors using standardized industry models. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of derivative assets and liabilities are primarily based on observable inputs and are classified in level 2 of the valuation hierarchy, with the exception of certain client-related derivatives and risk participation agreements, as discussed below. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third party advisors, including evaluating inputs and methodologies used by the third party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company's knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from third party advisors based on our validation procedures, during the years ended December 31, 2014 and 2013, we did not alter the fair values ultimately provided by the third party advisors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at December 31, 2014 and 2013 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	December 31, 2014				December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for-sale:
U.S. Treasury	$268,265	$—	$—	$268,265	$142,575	$—	$—	$142,575
U.S. Agencies	—	46,258	—	46,258	—	45,528	—	45,528
Collateralized mortgage obligations	—	136,933	—	136,933	—	176,116	—	176,116
Residential mortgage-backed securities	—	846,078	—	846,078	—	963,107	—	963,107
State and municipal securities	—	347,310	—	347,310	—	274,650	—	274,650
Foreign sovereign debt	—	500	—	500	—	500	—	500
Total securities available-for-sale	268,265	1,377,079	—	1,645,344	142,575	1,459,901	—	1,602,476
Mortgage loans held-for-sale	—	42,215	—	42,215	—	17,619	—	17,619
Derivative assets:
Interest rate contract derivatives designated as hedging instruments	—	4,542	—	4,542	—	4,005	—	4,005
Client-related derivatives	—	46,669	1,412	48,081	—	56,770	448	57,218
Other end-user derivatives	—	1,027	—	1,027	—	357	—	357
Netting adjustments	—	(9,952)	(636)	(10,588)	—	(13,138)	(20)	(13,158)
Total derivative assets	—	42,286	776	43,062	—	47,994	428	48,422
Total assets	$268,265	$1,461,580	$776	$1,730,621	$142,575	$1,525,514	$428	$1,668,517
Liabilities:
Derivative liabilities:
Interest rate contract derivatives designated as hedging instruments	$—	$2,715	$—	$2,715	$—	$9,748	$—	$9,748
Client-related derivatives	—	47,799	676	48,475	—	57,500	98	57,598
Other end-user derivatives	—	846	—	846	—	321	—	321
Netting adjustments	—	(24,633)	(636)	(25,269)	—	(18,757)	(20)	(18,777)
Total derivative liabilities	$—	$26,727	$40	$26,767	$—	$48,812	$78	$48,890

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2013 and December 31, 2014.

There have been no other changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2013 to December 31, 2014.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
(Amounts in thousands)

	December 31, 2014		December 31, 2013
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of year	$448	$(98)	$1,023	$(60)
Total gains (losses):
Included in earnings (2)	455	660	126	(14)
Purchases, issuances, sales and settlements:
Issuances	—	—	—	(51)
Settlements	(1,487)	(24)	(841)	—
Transfers into Level 3 (out of Level 2) (3)	2,717	(1,411)	575	—
Transfers out of Level 3 (into Level 2) (3)	(721)	197	(435)	27
Balance at end of year	$1,412	$(676)	$448	$(98)
Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of year	$353	$102	$(19)	$(21)

(1)	Fair value is presented prior to giving effect to netting adjustments.

(2)	Amounts disclosed in this line are included in the Consolidated Statements of Income as capital markets products income for derivatives.

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
(Amounts in thousands)

	December 31,
	2014	2013
Aggregate fair value	$42,215	$17,619
Difference (1)	(16)	238
Aggregate unpaid principal balance	$42,199	$17,857

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of December 31, 2014, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the year ended December 31, 2014 were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the years ended December 31, 2014 and 2013 and still held at December 31, 2014 and 2013, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Losses
	December 31,		For the Year Ended
	2014	2013	2014	2013
Collateral-dependent impaired loans (1)	$34,192	$45,937	$5,440	$4,656
Covered assets - OREO (2) (3)	143	6,044	5	532
OREO (2)	8,657	18,764	5,817	12,711
Total	$42,992	$70,745	$11,262	$17,899

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

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2013 to December 31, 2014.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets (Liabilities) at December 31, 2014		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$741		Discounted cash flow	Loss factors	4.3% to 16.0%	15.4%
Risk participation agreements	$(5)	(1)	Discounted cash flow	Loss factors	0.6% to 16.0%	4.7%
Collateral-dependent impaired loans	$34,192		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-1.2% to -34.7%	-21.9%	(2)
OREO	$8,657		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-0.1% to -100.0%	-19.1%	(2)

(1)	Represents fair value of underlying swap.

(2)	Weighted average is calculated based on assets with a property specific adjustment.

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

Other loans held-for-sale - Included in loans held-for-sale at December 31, 2014 are $36.6 million of loans carried at the lower of aggregate cost or fair value and $36.3 million of loans held-for-sale in connection with the pending sale of the Company's banking office located in Norcross, Georgia, which closed in January 2015. Fair value estimates are based on the actual agreed upon price in the agreement.

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

Deposit liabilities – The fair values disclosed for noninterest-bearing deposits, savings deposits, interest-bearing demand deposits, and money market deposits are approximately equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for certificate of deposits and time deposits were estimated using present value techniques by discounting the future cash flows at rates based on internal models and broker quotes.

Deposits held-for-sale – Deposits held-for-sale are recorded at the lower of cost or fair value. Amounts held at December 31, 2014 are deposits held-for-sale in connection with the pending sale of the Company's banking office located in Norcross, Georgia. Fair value estimates are based upon the price and premium per the agreement.

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

Financial Instruments
(Amounts in thousands)

	As of December 31, 2014
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$132,211	$132,211	$132,211	$—	$—
Federal funds sold and interest-bearing deposits in banks	292,341	292,341	—	292,341	—
Loans held-for-sale	115,161	115,161	—	115,161	—
Securities available-for-sale	1,645,344	1,645,344	268,265	1,377,079	—
Securities held-to-maturity	1,129,285	1,132,615	—	1,132,615	—
FHLB stock	28,666	28,666	—	28,666	—
Loans, net of allowance for loan losses and unearned fees	11,739,721	11,736,461	—	—	11,736,461
Covered assets, net of allowance for covered loan losses	28,941	33,988	—	—	33,988
Accrued interest receivable	40,531	40,531	—	—	40,531
Investment in BOLI	55,207	55,207	—	—	55,207
Derivative assets	43,062	43,062	—	42,286	776
Financial Liabilities:
Deposits	$13,089,968	$13,095,657	$—	$10,595,040	$2,500,617
Deposits held-for-sale	122,216	117,572		117,572
Short-term and other borrowings	432,385	430,944	—	427,150	3,794
Long-term debt	344,788	332,374	204,320	54,092	73,962
Accrued interest payable	6,948	6,948	—	—	6,948
Derivative liabilities	26,767	26,767	—	26,727	40

Financial Instruments (Continued)
(Amounts in thousands)

	As of December 31, 2013
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$133,518	$133,518	$133,518	$—	$—
Federal funds sold and interest-bearing deposits in banks	306,544	306,544	—	306,544	—
Loans held-for-sale	26,816	26,816	—	26,816	—
Securities available-for-sale	1,602,476	1,602,476	142,575	1,459,901	—
Securities held-to-maturity	921,436	896,908	—	896,908	—
FHLB stock	30,005	30,005	—	30,005	—
Loans, net of allowance for loan losses and unearned fees	10,500,912	10,484,250	—	—	10,484,250
Covered assets, net of allowance for covered loan losses	96,235	113,593	—	—	113,593
Accrued interest receivable	37,004	37,004	—	—	37,004
Investment in BOLI	53,865	53,865	—	—	53,865
Derivative assets	48,422	48,422	—	47,994	428
Financial Liabilities:
Deposits	$12,013,641	$12,024,079	$—	$9,443,094	$2,580,985
Short-term borrowings	8,400	8,513	—	2,060	6,453
Long-term debt	627,793	598,260	267,360	256,825	74,075
Accrued interest payable	6,326	6,326	—	—	6,326
Derivatives liabilities	48,890	48,890	—	48,812	78

21. OPERATING SEGMENTS

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

Operating Segments Performance
(Amounts in thousands)

Year Ended December 31,	Banking	Asset Management	Holding Company and Other Adjustments (1)	Consolidated
2014
Net interest income (loss)	$481,084	$3,363	$(29,710)	$454,737
Provision for loan and covered loan losses	12,044	—	—	12,044
Non-interest income	100,259	17,271	60	117,590
Non-interest expense	284,726	16,554	10,796	312,076
Income (loss) before income taxes	284,573	4,080	(40,446)	248,207
Income tax provision (benefit)	109,088	1,606	(15,566)	95,128
Net income (loss)	$175,485	$2,474	$(24,880)	$153,079
Assets	$13,882,805	$—	$1,720,577	$15,603,382
Total loans	11,892,219	—	—	11,892,219
Deposits, excluding deposits held-for-sale	13,150,600	—	(60,632)	13,089,968
2013
Net interest income (loss)	$446,556	$3,326	$(28,819)	$421,063
Provision for loan and covered loan losses	31,796	—	—	31,796
Non-interest income	95,344	18,387	259	113,990
Non-interest expense	271,911	17,832	13,571	303,314
Income (loss) before income taxes	238,193	3,881	(42,131)	199,943
Income tax provision (benefit)	91,402	1,532	(15,940)	76,994
Net income (loss)	$146,791	$2,349	$(26,191)	$122,949
Assets	$12,465,063	$—	$1,620,683	$14,085,746
Total loans	10,644,021	—	—	10,644,021
Deposits	12,069,583	—	(55,942)	12,013,641
2012
Net interest income (loss)	$438,406	$3,067	$(21,540)	$419,933
Provision for loan and covered loan losses	71,425	—	—	71,425
Non-interest income	93,943	17,018	80	111,041
Non-interest expense	285,272	17,386	24,474	327,132
Income (loss) before income taxes	175,652	2,699	(45,934)	132,417
Income tax provision (benefit)	67,578	1,064	(14,121)	54,521
Net income (loss)	$108,074	$1,635	$(31,813)	$77,896
Assets	$12,552,897	$—	$1,504,618	$14,057,515
Total loans	10,139,982	—	—	10,139,982
Deposits	12,251,614	—	(77,980)	12,173,634

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

22. VARIABLE INTEREST ENTITIES

At December 31, 2014 and 2013, the Company had no variable interest entity ("VIE") consolidated in its financial statements. The table below presents our interests in VIEs that are not consolidated in our financial statements.

Nonconsolidated VIEs
(Amounts in thousands)

	December 31, 2014		December 31, 2013
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances	$169,788	$—	$244,793	$—
Community reinvestment investments	14,360	16,054	7,889	9,813
Restructured loans to commercial clients (1):
Outstanding loan balance	49,376	57,782	43,481	48,975
Related derivative asset	6,533	6,533	—	—
Total	$240,057	$80,369	$296,163	$58,788

(1)	Excludes personal loans and loans to non-for-profit entities.

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

A portion of our community reinvestment investments are investments in limited liability entities that invest in affordable housing projects that qualify for low-income housing tax credits. These investments entitle the Company to tax credits through 2031. As described in Note 2, "Recently Adopted Accounting Pronouncements," as of January 1, 2014, the Company adopted new guidance that permits the Company to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Prior to adoption of this guidance, the Company accounted for all of its investments in qualified affordable housing projects using the effective yield method. As permitted under the new guidance, the Company has elected to continue accounting for preexisting tax credit investments using the effective yield method. Any new investments in qualified affordable housing projects entered into on or after January 1, 2014 that meet certain conditions will be accounted for using the proportional amortization method. As of December 31, 2014, the carrying value of the investments in qualified affordable housing projects that will be accounted for using the proportional amortization method totaled $7.5 million.

The carrying value of the Company’s tax credit investments totaled $10.0 million and $3.0 million as of December 31, 2014 and 2013, respectively. The Company recognizes tax credits related to these investments, tax benefits from the operating losses generated by these investments, and amortization of the principal investment balances, all of which were immaterial during each of the years ended December 31, 2014 and 2013. Commitments to provide future capital contributions totaling $8.9 million as of December 31, 2014, are expected to be paid through 2029. These investments are reviewed periodically for impairment. No impairment losses have been recorded for the years ended December 31, 2014 and 2013.

Restructured loans – For certain troubled commercial loans, we restructure the terms of the borrower’s debt in an effort to increase the probability of collecting amounts contractually due. Following a restructuring, the borrower entity typically meets the definition of a VIE, and economic events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As we do not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, we are not considered the primary beneficiary even in situations where, based on the size of the financing provided, we are exposed to potentially significant benefits and losses of the borrowing entity. We have no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt. Our interests in the troubled commercial borrowers include outstanding loans and related derivative assets. Our maximum exposure to loss is limited to these interests plus any additional future funding commitments.

23. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following represents the condensed financial statements of PrivateBancorp, Inc., the parent company.

Statements of Financial Condition
(Parent Company only)
(Amounts in thousands)

	December 31,
	2014	2013
Assets
Cash and interest-bearing deposits	$60,632	$55,942
Investment in and advances to subsidiaries	1,694,699	1,591,778
Other assets	25,879	28,904
Total assets	$1,781,210	$1,676,624
Liabilities and Equity
Long-term debt	$294,788	$369,793
Accrued expenses and other liabilities	4,743	4,927
Equity	1,481,679	1,301,904
Total liabilities and equity	$1,781,210	$1,676,624

Statements of Income
(Parent Company only)
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Income
Dividends from subsidiaries	$100,000	$—	$—
Interest income	3	3	11
Securities transactions and other income	60	259	80
Total income	100,063	262	91
Expenses
Interest expense	26,348	25,493	18,471
Salaries and employee benefits	5,672	8,235	19,721
Other expenses	5,123	5,336	4,754
Total expenses	37,143	39,064	42,946
Income (loss) before income taxes and equity in undistributed income of subsidiaries	62,920	(38,802)	(42,855)
Income tax benefit	14,242	14,627	12,908
Income (loss) before undistributed income of subsidiaries	77,162	(24,175)	(29,947)
Equity in undistributed income of subsidiaries	75,917	147,124	107,843
Net income	153,079	122,949	77,896
Preferred stock dividend	—	—	13,368
Net income available to common stockholders	$153,079	$122,949	$64,528

Statements of Cash Flows
(Parent Company only)
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$153,079	$122,949	$77,896
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income from subsidiaries	(75,917)	(147,124)	(107,843)
Share-based compensation expense	2,072	4,366	16,453
Depreciation of premises, furniture and equipment	43	139	259
Excess tax benefit from exercise of stock options and vesting of restricted shares	(1,147)	(425)	(118)
Net decrease in other assets	3,484	1,011	5,574
Net (decrease) increase in other liabilities	(209)	(714)	661
Net cash provided by (used in) operating activities	81,405	(19,798)	(7,118)
Investing Activities	—	—	—
Financing Activities
Proceeds from the issuance of long-term debt	—	—	125,000
Payments for the redemption of preferred stock	—	—	(243,815)
Payments for the redemption of common stock warrant	—	—	(1,225)
Net proceeds from the issuance of common stock	—	—	70,657
Repayment of long-term debt	(75,005)	—	—
Stock repurchased in connection with benefit plans	(5,330)	(2,522)	(2,696)
Cash dividends paid	(3,125)	(3,119)	(13,082)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	5,598	2,976	479
Excess tax benefit from exercise of stock options and vesting of restricted shares	1,147	425	118
Net cash used in financing activities	(76,715)	(2,240)	(64,564)
Net increase (decrease) in cash and cash equivalents	4,690	(22,038)	(71,682)
Cash and cash equivalents at beginning of year	55,942	77,980	149,662
Cash and cash equivalents at end of year	$60,632	$55,942	$77,980

24. QUARTERLY EARNINGS PERFORMANCE (UNAUDITED)

Quarterly Earnings Performance (1)
(Dollars in thousands, except per share data)

	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$135,978	$134,300	$128,951	$125,158	$125,620	$123,577	$121,632	$121,409
Interest expense	19,102	17,542	16,600	16,406	17,164	17,742	17,900	18,369
Net interest income	116,876	116,758	112,351	108,752	108,456	105,835	103,732	103,040
Provision for loan and covered loan losses	4,120	3,890	327	3,707	4,476	8,120	8,843	10,357
Fee revenue	30,426	30,666	30,063	25,905	26,461	27,655	28,873	29,827
Net securities gains	—	3	196	331	279	118	136	641
Non-interest expense	83,025	77,836	75,465	75,750	75,827	71,269	77,255	78,963
Income before income taxes	60,157	65,701	66,818	55,531	54,893	54,219	46,643	44,188
Income tax provision	22,934	25,174	25,994	21,026	21,187	21,161	17,728	16,918
Net income	$37,223	$40,527	$40,824	$34,505	$33,706	$33,058	$28,915	$27,270

Basic earnings per share	$0.48	$0.52	$0.52	$0.44	$0.43	$0.42	$0.37	$0.35
Diluted earnings per share	$0.47	$0.51	$0.52	$0.44	$0.43	$0.42	$0.37	$0.35
Return on average common equity	10.03%	11.27%	11.88%	10.48%	10.28%	10.43%	9.28%	9.01%
Return on average assets	0.95%	1.09%	1.14%	1.00%	0.96%	0.96%	0.86%	0.81%
Net interest margin – tax-equivalent	3.07%	3.23%	3.21%	3.23%	3.18%	3.18%	3.22%	3.19%

(1)	All ratios are presented on an annualized basis.

25. SUBSEQUENT EVENTS

In fourth quarter 2014, we entered into a purchase and assumption agreement to sell our banking office in Norcross, Georgia. The transaction included the sale of certain deposits and loans made to retail and small business banking clients, which at December 31, 2014 totaled $122.2 million of deposits and $36.3 million of loans, each classified as held-for-sale. On January 20, 2015, we completed the sale and as a result recognized a gain of $4.3 million on the transaction, with $4.0 million of the gain recognized in the first quarter 2015. At consummation of the transaction, the amount of deposits and loans sold totaled $106.9 million and $36.7 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 was effective based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. That report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2014, is included in this Item under the heading "Attestation Report of Independent Registered Public Accounting Firm."

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PrivateBancorp, Inc.

We have audited PrivateBancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2014 and December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014, of the Company and our report dated March 2, 2015, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

March 2, 2015
Chicago, Illinois

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information regarding our executive officers is included under "Executive Officers" in Item 1of this Form 10-K and the information included therein is incorporated herein by reference.

Information regarding our directors will be included in our Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors" and the information to be included therein is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and directors will be included in the Proxy Statement under the headings "Compensation Discussion and Analysis," "Executive Compensation," and "Director Compensation" and the information to be included therein is incorporated herein by reference.

The information required by this item regarding Compensation Committee Interlocks and Insider Participation is included under the heading "Executive Compensation – Compensation Committee Interlocks and Insider Participation" in the Proxy Statement, and the Compensation Committee Report will be included in the Proxy Statement under the heading "Compensation Committee Report." The information to be included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management will be included in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers" and the information to be included therein is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2014, relating to our equity compensation plans pursuant to which equity awards are authorized for issuance. Refer to Note 16 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K for additional information regarding our equity compensation plans.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (2)	2,694,332	$19.63	3,471,796
Not approved by security holders (3)	1,741,098	29.16	—
Total	4,435,430	$23.92	3,471,796

(1)	Weighted-average exercise price is based solely on securities with an exercise price.

(2)
Includes all outstanding stock options under the 2011 Incentive Compensation Plan ("2011 ICP"), the 2007 Long-Term Incentive Compensation Plan ("2007 LTICP") and the Incentive Compensation Plan, all outstanding restricted stock units and performance share units under the 2011 ICP and 2007 LTICP, and shares underlying deferred stock units credited under the Deferred Compensation Plan, payable on a one-for-one basis in shares of our common stock.

(3)
Represents all remaining outstanding stock options under the Strategic Long Term Incentive Plan ("SLTIC Plan"). At December 31, 2014, the weighted-average remaining contractual term was 3.0 years. In 2007, our Board of Directors adopted the SLTIC Plan which provided for the granting of inducement equity awards to newly recruited officers and employees recruited to join the Company as part of our transformational business plan at that time. The SLTIC Plan was not submitted to stockholders for their approval, and since December 31, 2009, no further awards can be issued under this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

Information regarding certain relationships and related party transactions will be included in our Proxy Statement under the heading "Transactions with Related Persons" and the information to be included therein is incorporated herein by reference. Information regarding our directors and their independence will be included in the Proxy Statement under the heading "Corporate Governance" and the information to be included therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees we paid our independent accountants, Ernst & Young LLP, during 2014 and 2013 and the Audit Committee's policies and procedures regarding the pre-approval of accounting services will be included in the Proxy Statement under the headings "Principal Accounting Firm Fees" and "Pre-Approval Procedures" and the information to be included therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2014 and 2013.

Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012.

Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013, and 2012.

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012.

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
PRIVATEBANCORP, INC.
Registrant

By:	/s/ Larry D. Richman
Larry D. Richman
President and Chief Executive Officer

Date:	March 2, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2015.

Signatures	Title

/s/ Larry D. Richman	President, Chief Executive Officer and Director
Larry D. Richman

/s/ Kevin M. Killips	Chief Financial Officer and Principal Financial Officer
Kevin M. Killips

/s/ Paul E. Carey	Controller and Principal Accounting Officer
Paul E. Carey

/s/ James M. Guyette	Chairman and Director
James M. Guyette

/s/ Norman R. Bobins	Director
Norman R. Bobins

/s/ Robert F. Coleman	Director
Robert F. Coleman

Signatures	Title

/s/ Ralph B. Mandell	Director
Ralph B. Mandell

/s/ Cheryl Mayberry McKissack	Director
Cheryl Mayberry McKissack

/s/ James B. Nicholson	Director
James B. Nicholson

/s/ Edward W. Rabin	Director
Edward W. Rabin

/s/ Michelle L. Collins	Director
Michelle L. Collins

/s/ William R. Rybak	Director
William R. Rybak

/s/ Alejandro Silva	Director
Alejandro Silva

EXHIBIT INDEX

Exhibit Number	Description of Documents
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

10.1
PrivateBancorp, Inc. Incentive Compensation Plan, as amended, is incorporated herein by reference to Appendix A to the Proxy Statement for its 2005 Annual Meeting of Stockholders (File No. 000-25887) filed on March 11, 2005.

10.2
Form of Incentive Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K (File No. 000-25887) filed on March 10, 2005.

10.3
Form of Director Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K (File No. 000-25887) filed on March 10, 2005.

10.4
Form of Non-qualified Stock Option Agreement pursuant to the PrivateBancorp, Inc. Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-25887) filed on November 9, 2006.

10.5	PrivateBancorp, Inc. Strategic Long-Term Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Form S-8 Registration Statement (File No. 333-147451) filed on November 16, 2007.

10.6
Form of Non-qualified Inducement Performance Stock Option Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan is herein incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.7
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

10.10
Form of Employee Non-qualified Stock Option Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 11, 2008.

10.11
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

10.12
PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Appendix A to the Proxy Statement for its 2014 Annual Meeting of Stockholders (File No. 001-34066) filed on April 11, 2014.

10.13
Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 9, 2011.

10.14
Form of Stock Option Agreement pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 9, 2011.

10.15
Form of Amendment Agreement to Stock Option Agreement pursuant to the PrivateBancorp, Inc. 2011 Compensation Plan by and between PrivateBancorp, Inc. and each of Bruce Lubin and Kevin Killips, effective December 29, 2011 is incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K (File No. 001-34066) filed on February 28, 2012.

10.16
Form of Performance Share Unit Award Agreement pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2013.

10.17
Form of TARP-Compliant Restricted Stock Award Agreement for certain non-CEO TARP-compliant 2012 incentive compensation awards pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2013.

10.18
Form of Executive Officer Restricted Stock Award Agreement for equity awards beginning in 2013 made pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report in Form 10-Q (File No 001.34066) filed on May 9, 2013.

10.19
Form of Executive Officer Stock Option Award Agreement for option awards made beginning in 2013 pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2013.

10.20
Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer's long-term incentive award beginning in 2013 made pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2013.

10.21
Form of Restricted Stock Unit Award Agreement for Executive Officers other than the CEO, pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan, for awards beginning February 2014 is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 6, 2014.

10.22
Form of Performance Stock Unit Award Agreement for Executive Officers pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan, for PSU awards beginning in 2014 is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 6, 2014.

10.23
PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan is incorporated herein by reference to Appendix A to the Proxy Statement for its 2014 Annual Meeting of Stockholders (File No. 001-34066) filed on April 11, 2014.

10.24
Employment Term Sheet Agreement among Larry D. Richman, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 30, 2007 is incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.25
Employment Term Sheet Agreement among Karen B. Case, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated October 29, 2007 is incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K (File No.000-25887) filed on February 29, 2008.

10.26
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

10.29
Amendment to Term Sheet for certain employees, including all executive officers, dated December 28, 2012 is incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K (File No. 001-34066) filed on February 22, 2013.

10.30
TARP Compensation Agreement, dated as of March 31, 2011, by and between PrivateBancorp, Inc. and the Chief Executive Officer is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2011.

10.31
TARP Compensation Agreement, dated as of March 31, 2011, by and between PrivateBancorp, Inc. and Bruce R. Hague is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2011.

10.32
TARP Compensation Agreement, dated March 15, 2012, by and between PrivateBancorp, Inc. and the Chief Executive Officer is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2012.

10.33
TARP Compensation Agreement, dated March 15, 2012, by and between PrivateBancorp, Inc. and Kevin M. Killips is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2012.

10.34
TARP Compensation Agreement, dated as of March 15, 2012, by and between PrivateBancorp, Inc. and Bruce S. Lubin is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2012.

10.35
Form of Senior Executive Officer Letter Agreement and Waiver executed by each of the following as required pursuant to the Securities Purchase Agreement dated January 30, 2009 entered into between PrivateBancorp, Inc. and the United States Department of the Treasury under the TARP Capital Purchase Program: Larry D. Richman, Bruce Lubin, Bruce Hague, and Karen Case, is incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K (File No. 001-34066) filed on March 2, 2009.

10.36
Form of Indemnification Agreement by and between PrivateBancorp, Inc. and its directors and executive officers is incorporated herein by reference to Exhibit 10.10 to the Form S-1/A Registration Statement (File No. 333-77147) filed on June 15, 1999.

10.37
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

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 14 of the Company's Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" included in this report on Form 10-K.

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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

(a)	Filed herewith.

(b)
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Exhibits 10.1 through 10.38 are management contracts or compensatory plans or arrangements.