Form 10-Q
period 2015-03-31
PRIVATEBANCORP, INC
filed 2015-05-08
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 7, 2015, there were 78,612,280 shares of the issuer’s voting common stock, no par value, outstanding.

PRIVATEBANCORP, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except shares and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$158,431	$132,211
Federal funds sold and interest-bearing deposits in banks	799,953	292,341
Loans held-for-sale	89,461	115,161
Securities available-for-sale, at fair value (pledged as collateral to creditors: $86.1 million - 2015; $86.5 million - 2014)	1,631,237	1,645,344
Securities held-to-maturity, at amortized cost (fair value: $1.2 billion - 2015; $1.1 billion - 2014)	1,159,853	1,129,285
Federal Home Loan Bank ("FHLB") stock	28,556	28,666
Loans – excluding covered assets, net of unearned fees	12,170,484	11,892,219
Allowance for loan losses	(156,610)	(152,498)
Loans, net of allowance for loan losses and unearned fees	12,013,874	11,739,721
Covered assets	32,191	34,132
Allowance for covered loan losses	(6,021)	(5,191)
Covered assets, net of allowance for covered loan losses	26,170	28,941
Other real estate owned, excluding covered assets	15,625	17,416
Premises, furniture, and equipment, net	38,544	39,143
Accrued interest receivable	41,202	40,531
Investment in bank owned life insurance	55,561	55,207
Goodwill	94,041	94,041
Other intangible assets	5,230	5,885
Derivative assets	56,607	43,062
Other assets	147,003	196,427
Total assets	$16,361,348	$15,603,382
Liabilities
Demand deposits:
Noninterest-bearing	$3,936,181	$3,516,695
Interest-bearing	1,498,810	1,907,320
Savings deposits and money market accounts	6,156,331	5,171,025
Time deposits	2,510,406	2,494,928
Total deposits	14,101,728	13,089,968
Deposits held-for-sale	—	122,216
Short-term and secured borrowings	258,788	432,385
Long-term debt	344,788	344,788
Accrued interest payable	7,004	6,948
Derivative liabilities	26,967	26,767
Other liabilities	82,644	98,631
Total liabilities	14,821,919	14,121,703
Equity
Common stock (no par value, $1 stated value; authorized shares: 174 million; issued shares: 78,654,425 - 2015 and 78,179,542 - 2014)	77,968	77,211
Treasury stock, at cost (160,193 - 2015 and 1,704 - 2014)	(5,560)	(53)
Additional paid-in capital	1,047,227	1,034,048
Retained earnings	390,247	349,556
Accumulated other comprehensive income, net of tax	29,547	20,917
Total equity	1,539,429	1,481,679
Total liabilities and equity	$16,361,348	$15,603,382
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
Interest Income
Loans, including fees	$122,702	$110,199
Federal funds sold and interest-bearing deposits in banks	261	142
Securities:
Taxable	13,556	13,255
Exempt from Federal income taxes	1,806	1,529
Other interest income	48	33
Total interest income	138,373	125,158
Interest Expense
Interest-bearing demand deposits	1,006	942
Savings deposits and money market accounts	4,610	3,974
Time deposits	5,639	4,806
Short-term and secured borrowings	197	196
Long-term debt	4,928	6,488
Total interest expense	16,380	16,406
Net interest income	121,993	108,752
Provision for loan and covered loan losses	5,646	3,707
Net interest income after provision for loan and covered loan losses	116,347	105,045
Non-interest Income
Asset management	4,363	4,347
Mortgage banking	3,775	1,632
Capital markets products	4,172	4,083
Treasury management	7,327	6,599
Loan, letter of credit and commitment fees	5,106	4,634
Syndication fees	2,622	3,313
Deposit service charges and fees and other income	5,617	1,297
Net securities gains	534	331
Total non-interest income	33,516	26,236
Non-interest Expense
Salaries and employee benefits	52,361	44,620
Net occupancy and equipment expense	7,864	7,776
Technology and related costs	3,421	3,283
Marketing	3,578	2,413
Professional services	2,310	2,759
Outsourced servicing costs	1,680	1,464
Net foreclosed property expenses	1,328	2,823
Postage, telephone, and delivery	862	825
Insurance	3,211	2,903
Loan and collection expense	2,268	1,056
Other expenses	4,262	5,828
Total non-interest expense	83,145	75,750
Income before income taxes	66,718	55,531
Income tax provision	25,234	21,026
Net income available to common stockholders	$41,484	$34,505
Per Common Share Data
Basic earnings per share	$0.53	$0.44
Diluted earnings per share	$0.52	$0.44
Cash dividends declared	$0.01	$0.01
Weighted-average common shares outstanding	77,407	76,675
Weighted-average diluted common shares outstanding	78,512	77,417
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
Net income	$41,484	$34,505
Other comprehensive income:
Available-for-sale securities:
Net unrealized gains	8,590	3,677
Reclassification of net gains included in net income	(534)	(331)
Income tax expense	(3,148)	(1,320)
Net unrealized gains on available-for-sale securities	4,908	2,026
Cash flow hedges:
Net unrealized gains	8,630	4,137
Reclassification of net gains included in net income	(2,538)	(2,043)
Income tax expense	(2,370)	(817)
Net unrealized gains on cash flow hedges	3,722	1,277
Other comprehensive income	8,630	3,303
Comprehensive income	$50,114	$37,808
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Out- standing	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at January 1, 2014	77,707	$76,825	$(6,415)	$1,022,023	$199,627	$9,844	$1,301,904
Comprehensive income (1)	—	—	—	—	34,505	3,303	37,808
Cash dividends declared ($0.01 per common share)	—	—	—	—	(785)	—	(785)
Common stock issued for:
Nonvested (restricted) stock grants	369	(237)	5,385	(5,148)	—	—	—
Exercise of stock options	109	—	3,100	(855)	—	—	2,245
Restricted stock activity	5	425	296	(721)	—	—	—
Deferred compensation plan	1	—	30	247	—	—	277
Excess tax benefit from share-based compensation plans	—	—	—	2,205	—	—	2,205
Stock repurchased in connection with benefit plans	(142)	—	(4,093)	—	—	—	(4,093)
Share-based compensation expense	—	—	—	3,685	—	—	3,685
Balance at March 31, 2014	78,049	$77,013	$(1,697)	$1,021,436	$233,347	$13,147	$1,343,246
Balance at January 1, 2015	78,178	$77,211	$(53)	$1,034,048	$349,556	$20,917	$1,481,679
Comprehensive income (1)	—	—	—	—	41,484	8,630	50,114
Cash dividends declared ($0.01 per common share)	—	—	—	—	(793)	—	(793)
Common stock issued for:
Nonvested (restricted) stock grants	248	—	—	—	—	—	—
Exercise of stock options	235	227	316	5,015	—	—	5,558
Restricted stock activity	—	530	—	(530)	—	—	—
Deferred compensation plan	1	—	22	124	—	—	146
Excess tax benefit from share-based compensation	—	—	—	3,427	—	—	3,427
Stock repurchased in connection with benefit plans	(168)	—	(5,845)	—	—	—	(5,845)
Share-based compensation expense	—	—	—	5,143	—	—	5,143
Balance at March 31, 2015	78,494	$77,968	$(5,560)	$1,047,227	$390,247	$29,547	$1,539,429

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
Operating Activities
Net income	$41,484	$34,505
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	5,646	3,707
Provision for unfunded commitments	376	496
Depreciation of premises, furniture, and equipment	2,163	2,052
Net amortization of premium on securities	4,044	3,503
Net gains on sale of securities	(534)	(331)
Valuation adjustments on other real estate owned	935	1,463
Net losses on sale of other real estate owned	227	317
Net amortization of discount on covered assets	141	259
Bank owned life insurance income	(354)	(319)
Net decrease in deferred loan fees	(155)	(1,024)
Share-based compensation expense	5,143	3,685
Excess tax benefit from exercise of stock options and vesting of restricted shares	(3,772)	(2,340)
Provision for deferred income tax expense	3,694	1,159
Amortization of other intangibles	655	756
Originations and purchases of loans held-for-sale	(166,370)	(64,246)
Proceeds from sales of loans held-for-sale	195,378	66,241
Net gains from sales of loans held-for-sale	(3,268)	(1,259)
Net increase in derivative assets and liabilities	(13,345)	(4,474)
Net increase in accrued interest receivable	(671)	(2,269)
Net increase (decrease) in accrued interest payable	56	(75)
Net decrease in other assets	49,691	20,663
Net decrease in other liabilities	(12,285)	(11,886)
Net cash provided by operating activities	108,879	50,583
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	48,884	65,007
Proceeds from sales	28,931	47,477
Purchases	(57,733)	(86,206)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	34,460	24,204
Purchases	(66,457)	(127,016)
Gain on sale of branch	(4,092)	—
Net redemption of FHLB stock	110	—
Net increase in loans	(281,641)	(280,419)
Net decrease in covered assets	2,475	17,940
Proceeds from sale of other real estate owned	2,781	3,892
Net purchases of premises, furniture, and equipment	(1,564)	(1,904)
Net cash used in investing activities	(293,846)	(337,025)
Financing Activities
Net increase (decrease) in deposit accounts, including deposits held-for-sale	889,544	(127,480)
Increase in secured borrowings	1,403	—
Net (decrease) increase in FHLB advances	(175,000)	325,000
Stock repurchased in connection with benefit plans	(5,845)	(4,093)
Cash dividends paid	(779)	(778)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	5,704	2,522
Excess tax benefit from exercise of stock options and vesting of restricted shares	3,772	2,340
Net cash provided by financing activities	718,799	197,511
Net increase (decrease) in cash and cash equivalents	533,832	(88,931)
Cash and cash equivalents at beginning of year	424,552	440,062
Cash and cash equivalents at end of period	$958,384	$351,131
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16,324	$16,482
Cash paid for income taxes	1,863	5,290
Non-cash transfers of loans to other real estate	2,152	689
Non-cash transfers of loans to loans held-for-sale	50,630	10,105
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements of PrivateBancorp, Inc. ("PrivateBancorp" or the "Company"), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for our fiscal year ended December 31, 2014.

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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to March 31, 2015 for potential recognition or disclosure.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure - On January 1, 2015, we adopted new accounting guidance issued by the Financial Accounting Standards Board ("FASB") that requires a creditor to derecognize a mortgage loan upon foreclosure and recognize a separate other receivable if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable is measured based on the amount of the loan balance expected to be recovered from the guarantor. The adoption of this guidance did not impact our financial position or consolidated results of operations.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans - On January 1, 2015, we adopted new accounting guidance issued by the FASB that clarifies when an entity is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The guidance indicates that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or similar legal agreement. Additionally, the guidance requires disclosure of (1) the amount of foreclosed residential real estate property held by the Company and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The adoption of this guidance did not impact our financial position or consolidated results of operations.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures - On January 1, 2015, we adopted new accounting guidance issued by the FASB that amends the accounting for repurchase-to-maturity transactions and repurchase financings, except for the disclosures related to transactions accounted for as secured borrowings, which will be effective for the Company’s financial statements that include periods beginning on April 1, 2015. Under the new guidance, repurchase-to-maturity transactions will be accounted for as secured borrowings. Additionally, the initial transfer and related repurchase agreement in a repurchase financing will need to be considered separately, rather than as a linked transaction. In addition, new disclosures will be required for (1) repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings, and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The adoption of this guidance did not impact our financial position or consolidated results of operations.

Accounting Pronouncements Pending Adoption

Revenue from Contracts with Customers - In May 2014, the FASB issued a comprehensive new revenue recognition standard that will replace most of the existing revenue recognition guidance in U.S. GAAP. All arrangements involving the transfer of goods or services to customers are within the scope of the guidance, except for certain contracts subject to other U.S. GAAP guidance, such as, including lease contracts and rights and obligations related to financial instruments. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also includes new disclosure requirements related to the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be effective for the Company’s financial statements beginning January 1, 2017. The Company may choose to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2017. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations, as well as which transition method to use.

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

Amendments to the Consolidation Analysis- In February 2015, the FASB issued guidance that changes certain aspects of the variable interest and voting interest consolidation models. The amendments modify existing guidance on (1) the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) when fee arrangements represent variable interests in a VIE, and (3) the primary beneficiary determination for VIEs. Additionally, the guidance eliminates the presumption that a general partner controls a limited partnership under the voting interest model and exempts reporting entities from consolidating money market funds that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. The guidance will be effective for the Company’s financial statements that include periods beginning on January 1, 2016. The Company may choose to apply the guidance either retrospectively or through a cumulative effect adjustment as of January 1, 2016. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations, as well as which transition method to use.

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$243,608	$1,186	$(238)	$244,556	$269,697	$120	$(1,552)	$268,265
U.S. Agency	46,847	20	(61)	46,806	46,959	—	(701)	46,258
Collateralized mortgage obligations	123,181	4,647	—	127,828	132,633	4,334	(34)	136,933
Residential mortgage-backed securities	802,921	27,797	(1,305)	829,413	822,746	25,058	(1,726)	846,078
State and municipal securities	374,125	8,521	(512)	382,134	340,810	7,222	(722)	347,310
Foreign sovereign debt	500	—	—	500	500	—	—	500
Total	$1,591,182	$42,171	$(2,116)	$1,631,237	$1,613,345	$36,734	$(4,735)	$1,645,344
Securities Held-to-Maturity
Collateralized mortgage obligations	$58,209	$—	$(1,273)	$56,936	$59,960	$—	$(2,017)	$57,943
Residential mortgage-backed securities	909,643	15,195	(1,470)	923,368	885,235	9,410	(2,483)	892,162
Commercial mortgage-backed securities	190,932	1,710	(618)	192,024	183,021	592	(2,176)	181,437
State and municipal securities	1,069	5	—	1,074	1,069	4	—	1,073
Total	$1,159,853	$16,910	$(3,361)	$1,173,402	$1,129,285	$10,006	$(6,676)	$1,132,615

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank ("FRB") discount window borrowing availability, derivative transactions, standby letters of credit with counterparty banks and for other purposes as permitted or required by law, totaled $383.5 million and $353.1 million at March 31, 2015 and December 31, 2014, respectively. Of total pledged securities, securities pledged to creditors under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties totaled $86.1 million and $86.5 million at March 31, 2015 and December 31, 2014, respectively.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at March 31, 2015 or December 31, 2014.

The following table presents the fair values of securities with unrealized losses as of March 31, 2015 and December 31, 2014. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2015
Securities Available-for-Sale
U.S. Treasury	$25,187	$(46)	$52,348	$(192)	$77,535	$(238)
U.S. Agency	14,875	(61)	—	—	14,875	(61)
Residential mortgage-backed securities	2,577	(6)	86,266	(1,299)	88,843	(1,305)
State and municipal securities	63,470	(441)	4,623	(71)	68,093	(512)
Total	$106,109	$(554)	$143,237	$(1,562)	$249,346	$(2,116)
Securities Held-to-Maturity
Collateralized mortgage obligations	$—	$—	$56,936	$(1,273)	$56,936	$(1,273)
Residential mortgage-backed securities	118,201	(643)	64,950	(827)	183,151	(1,470)
Commercial mortgage-backed securities	24,076	(124)	50,056	(494)	74,132	(618)
Total	$142,277	$(767)	$171,942	$(2,594)	$314,219	$(3,361)
As of December 31, 2014
Securities Available-for-Sale
U.S. Treasury	$119,233	$(159)	$123,117	$(1,393)	$242,350	$(1,552)
U.S. Agency	—	—	46,258	(701)	46,258	(701)
Collateralized mortgage obligations	4,565	(34)	—	—	4,565	(34)
Residential mortgage-backed securities	—	—	89,085	(1,726)	89,085	(1,726)
State and municipal securities	53,092	(249)	32,152	(473)	85,244	(722)
Total	$176,890	$(442)	$290,612	$(4,293)	$467,502	$(4,735)
Securities Held-to-Maturity
Collateralized mortgage obligations	$—	$—	$57,943	$(2,017)	$57,943	$(2,017)
Residential mortgage-backed securities	45,867	(38)	162,564	(2,445)	208,431	(2,483)
Commercial mortgage-backed securities	10,021	(28)	105,709	(2,148)	115,730	(2,176)
Total	$55,888	$(66)	$326,216	$(6,610)	$382,104	$(6,676)

There were $315.2 million of securities with $4.2 million in an unrealized loss position for greater than 12 months at March 31, 2015. At December 31, 2014, there were $616.8 million of securities with $10.9 million in an unrealized loss position for greater than 12 months. The Company does not consider these unrealized losses to be credit-related. These unrealized losses relate to changes in interest rates and market spreads. We do not intend to sell the securities nor do we believe it is more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, no other-than-temporary impairments have been recorded on these securities during the quarter ended March 31, 2015 or during 2014.

The following table presents the remaining contractual maturity of securities as of March 31, 2015 by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	March 31, 2015
	Available-For-Sale Securities		Held-To-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agency, state and municipal and foreign sovereign debt securities:
One year or less	$7,839	$7,985	$816	$817
One year to five years	447,192	452,133	253	257
Five years to ten years	195,714	199,318	—	—
After ten years	14,335	14,560	—	—
All other securities:
Collateralized mortgage obligations	123,181	127,828	58,209	56,936
Residential mortgage-backed securities	802,921	829,413	909,643	923,368
Commercial mortgage-backed securities	—	—	190,932	192,024
Total	$1,591,182	$1,631,237	$1,159,853	$1,173,402

The following table presents gains (losses) on securities for the quarters ended March 31, 2015 and 2014.

Securities Gains (Losses)
(Amounts in thousands)

	Quarter Ended March 31,
	2015	2014
Proceeds from sales	$28,931	$47,477
Gross realized gains	$538	$397
Gross realized losses	(4)	(66)
Net realized gains	$534	$331
Income tax provision on net realized gains	$210	$131

Refer to Note 10 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) on other comprehensive income.

4. LOANS AND CREDIT QUALITY

The following loan portfolio and credit quality disclosures exclude covered loans. Covered loans represent loans acquired through a Federal Deposit Insurance Corporation ("FDIC") assisted transaction that are subject to a loss share agreement and are presented separately in the Consolidated Statements of Financial Condition. Refer to the "Covered Assets" section in this footnote for a detailed discussion regarding covered loans.

Loan Portfolio
(Amounts in thousands)

	March 31, 2015	December 31, 2014
Commercial and industrial	$6,213,029	$5,996,070
Commercial - owner-occupied CRE	1,977,601	1,892,564
Total commercial	8,190,630	7,888,634
Commercial real estate	2,411,359	2,323,616
Commercial real estate - multi-family	492,695	593,103
Total commercial real estate	2,904,054	2,916,719
Construction	357,258	381,102
Residential real estate	376,741	361,565
Home equity	138,734	142,177
Personal	203,067	202,022
Total loans	$12,170,484	$11,892,219
Net deferred loan fees and unamortized discount and premium on loans, included as a reduction in total loans	$46,862	$47,017
Overdrawn demand deposits included in total loans	$1,540	$1,963

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Loans Held-For-Sale
(Amounts in thousands)

	March 31, 2015	December 31, 2014
Mortgage loans held-for-sale (1)	$21,866	$42,215
Other loans held-for-sale (2)	67,595	72,946
Total loans held-for-sale	$89,461	$115,161

(1)
Comprised of residential mortgage loan originations intended to be sold in the secondary market. The Company accounts for these loans under the fair value option. Refer to Note 16 for additional information regarding mortgage loans held-for-sale.

(2)
Amounts at March 31, 2015 represent commercial, commercial real estate, and construction loans carried at the lower of aggregate cost or fair value. Generally, the Company intends to sell these loans within 30-60 days from the date the intent to sell was established. Amounts at December 31, 2014 consists of $36.6 million of commercial, commercial real estate and construction loans carried at the lower of aggregate cost or fair value and $36.3 million of commercial, commercial real estate, construction, home equity and personal loans held-for-sale in connection with the sale of the Company's banking office located in Norcross, Georgia, which closed in January 2015.

Carrying Value of Loans Pledged
(Amounts in thousands)

	March 31, 2015	December 31, 2014
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$458,615	$478,692
FHLB advances (2)	1,851,727	1,576,168
Total	$2,310,342	$2,054,860

(1)	No borrowings were outstanding at March 31, 2015 or December 31, 2014.

(2)	Refer to Notes 7 and 8 for additional information regarding FHLB advances.

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of March 31, 2015
Commercial	$8,147,503	$1,862	$2,292	$—	$8,151,657	$38,973	$8,190,630
Commercial real estate	2,888,347	88	—	—	2,888,435	15,619	2,904,054
Construction	356,308	950	—	—	357,258	—	357,258
Residential real estate	368,824	2,912	242	—	371,978	4,763	376,741
Home equity	126,575	814	—	—	127,389	11,345	138,734
Personal	202,692	47	10	—	202,749	318	203,067
Total loans	$12,090,249	$6,673	$2,544	$—	$12,099,466	$71,018	$12,170,484
As of December 31, 2014
Commercial	$7,855,833	$762	$992	$—	$7,857,587	$31,047	$7,888,634
Commercial real estate	2,891,301	5,408	261	—	2,896,970	19,749	2,916,719
Construction	380,939	163	—	—	381,102	—	381,102
Residential real estate	354,717	943	631	—	356,291	5,274	361,565
Home equity	128,500	397	2,236	—	131,133	11,044	142,177
Personal	201,569	23	—	—	201,592	430	202,022
Total loans	$11,812,859	$7,696	$4,120	$—	$11,824,675	$67,544	$11,892,219

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

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of March 31, 2015
Commercial	$70,501	$31,582	$28,166	$59,748	$10,643
Commercial real estate	22,385	6,020	9,776	15,796	2,201
Residential real estate	5,344	—	4,763	4,763	430
Home equity	13,425	3,651	9,110	12,761	2,292
Personal	318	—	318	318	70
Total impaired loans	$111,973	$41,253	$52,133	$93,386	$15,636
As of December 31, 2014
Commercial	$60,174	$25,739	$26,432	$52,171	$11,487
Commercial real estate	26,738	9,755	10,193	19,948	2,441
Residential real estate	5,849	349	4,925	5,274	735
Home equity	12,904	3,627	8,839	12,466	1,855
Personal	430	—	430	430	109
Total impaired loans	$106,095	$39,470	$50,819	$90,289	$16,627

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	Quarter Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$53,048	$184	$43,777	$382
Commercial real estate	17,897	3	46,415	24
Residential real estate	4,979	—	9,833	—
Home equity	13,332	22	13,526	24
Personal	356	—	663	—
Total	$89,612	$209	$114,214	$430

(1)	Represents amounts while classified as impaired for the periods presented.

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

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of March 31, 2015
Commercial	$97,851	1.2	$95,448	1.2	$38,973	0.5	$8,190,630
Commercial real estate	130	*	2,925	0.1	15,619	0.5	2,904,054
Construction	—	—	—	—	—	—	357,258
Residential real estate	3,323	0.9	6,045	1.6	4,763	1.3	376,741
Home equity	502	0.4	2,599	1.9	11,345	8.2	138,734
Personal	845	0.4	21	*	318	0.2	203,067
Total	$102,651	0.8	$107,038	0.9	$71,018	0.6	$12,170,484
As of December 31, 2014
Commercial	$93,130	1.2	$78,562	1.0	$31,047	0.4	$7,888,634
Commercial real estate	3,552	0.1	746	*	19,749	0.7	2,916,719
Construction	—	—	—	—	—	—	381,102
Residential real estate	2,964	0.8	5,981	1.7	5,274	1.5	361,565
Home equity	1,170	0.8	2,108	1.5	11,044	7.8	142,177
Personal	173	0.1	45	*	430	0.2	202,022
Total	$100,989	0.8	$87,442	0.7	$67,544	0.6	$11,892,219

*	Less than 0.1%

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	March 31, 2015		December 31, 2014
	Accruing	Nonaccrual (1)	Accruing	Nonaccrual (1)
Commercial	$20,775	$17,333	$21,124	$20,113
Commercial real estate	177	12,335	199	8,005
Residential real estate	—	1,737	—	1,881
Home equity	1,416	5,701	1,422	5,886
Personal	—	284	—	413
Total	$22,368	$37,390	$22,745	$36,298

(1)	Included in nonperforming loans.

At March 31, 2015 and December 31, 2014, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $5.5 million and $8.5 million, respectively.

Additions to Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Quarter Ended March 31,
	2015			2014
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Accruing TDRs
Commercial
Extension of maturity date (2)	1	$2,394	$2,394	1	$200	$200
Other concession (3)	—	—	—	1	12,941	12,941
Total commercial	1	2,394	2,394	2	13,141	13,141
Commercial real estate
Other concession (3)	—	—	—	1	426	426
Total accruing	1	$2,394	$2,394	3	$13,567	$13,567

Nonaccrual TDRs
Commercial
Other concession (3)	1	$673	$666	2	$456	$406
Commercial real estate
Extension of maturity date (2)	2	1,747	1,660	—	—	—
Other concession (3)	1	3,773	3,773	—	—	—
Total commercial real estate	3	5,520	5,433	—	—	—
Residential real estate
Other concession (3)	—	—	—	2	495	495
Home equity
Extension of maturity date (2)	—	—	—	1	114	114
Other concession (3)	2	77	77	1	250	250
Total home equity	2	77	77	2	364	364
Total nonaccrual	6	$6,270	$6,176	6	$1,315	$1,265
Change in recorded investment due to principal paydown at time of modification			$94			$50

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve calculation. However, our general reserve methodology considers the amount and product type of the TDRs removed as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Refer to the "Impaired Loan" and "Allowance for Loan Loss" sections of Note 1, "Summary of Significant Accounting Policies," to the Notes to Consolidated Financial Statements of our 2014 Annual Report on Form 10-K regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $9.9 million and $10.6 million in specific reserves for nonaccrual TDRs at March 31, 2015 and December 31, 2014, respectively. For accruing TDRs, there were no specific reserves at March 31, 2015 and December 31, 2014, respectively, as the present value of cash flows for the restructured loan were greater than the recorded investment in the loan.

During the three months ended March 31, 2014, a single commercial real estate loan totaling $699,000 became nonperforming within 12 months of being modified as an accruing TDR. There were no such transactions for the three months ended March 31, 2015. A loan becomes nonperforming and placed on nonaccrual status typically when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than when the loan becomes 90 days past due.

Other Real Estate Owned

The following table presents the composition of property by type acquired as a result of borrower defaults on loans secured by real property.

OREO Composition
(Amounts in thousands)

	March 31, 2015	December 31, 2014
Single-family homes	$7,698	$7,902
Land parcels	3,971	4,237
Multi-family	465	488
Office/industrial	2,663	3,832
Retail	828	957
Total OREO properties	$15,625	$17,416

The recorded investment of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $4.8 million at March 31, 2015 and $5.5 million December 31, 2014, respectively.

Covered Assets

Covered assets represent acquired residential mortgage loans and foreclosed loan collateral covered under a loss sharing agreement with the FDIC and include an indemnification receivable representing the present value of the expected reimbursement from the FDIC related to expected losses on the acquired loans and foreclosed real estate under such agreement. The loss share agreement will expire on September 30, 2019.

The carrying amount of covered assets is presented in the following table.

Covered Assets
(Amounts in thousands)

	March 31, 2015	December 31, 2014
Residential mortgage loans (1)	$29,963	$32,182
Foreclosed real estate - single family homes	203	187
Estimated loss reimbursement by the FDIC	2,025	1,763
Total covered assets	32,191	34,132
Allowance for covered loan losses	(6,021)	(5,191)
Net covered assets	$26,170	$28,941

(1)	Includes $266,000 and $420,000 of purchased impaired loans as of March 31, 2015 and December 31, 2014, respectively.

The recorded investment of residential real estate properties for which foreclosure proceedings are in process totaled $635,000 and $856,000 at March 31, 2015 and December 31, 2014, respectively.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 4 for a discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Quarter Ended March 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$103,462	$31,838	$4,290	$5,316	$4,924	$2,668	$152,498
Loans charged-off	(2,202)	(887)	—	(37)	(371)	(10)	(3,507)
Recoveries on loans previously charged-off	511	598	19	57	70	873	2,128
Net (charge-offs) recoveries	(1,691)	(289)	19	20	(301)	863	(1,379)
Provision (release) for loan losses	7,102	57	(283)	(113)	(35)	(1,237)	5,491
Balance at end of period	$108,873	$31,606	$4,026	$5,223	$4,588	$2,294	$156,610
Ending balance, loans individually evaluated for impairment (1)	$10,643	$2,201	$—	$430	$2,292	$70	$15,636
Ending balance, loans collectively evaluated for impairment	$98,230	$29,405	$4,026	$4,793	$2,296	$2,224	$140,974
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$59,748	$15,796	$—	$4,763	$12,761	$318	$93,386
Ending balance, loans collectively evaluated for impairment	8,130,882	2,888,258	357,258	371,978	125,973	202,749	12,077,098
Total recorded investment in loans	$8,190,630	$2,904,054	$357,258	$376,741	$138,734	$203,067	$12,170,484

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Quarter Ended March 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$80,768	$42,362	$3,338	$7,555	$5,648	$3,438	$143,109
Loans charged-off	(1,487)	(2,582)	—	(235)	(447)	(130)	(4,881)
Recoveries on loans previously charged-off	3,662	688	7	300	28	406	5,091
Net recoveries (charge-offs)	2,175	(1,894)	7	65	(419)	276	210
Provision (release) for loan losses	7,137	(2,893)	202	(642)	271	(626)	3,449
Balance at end of period	$90,080	$37,575	$3,547	$6,978	$5,500	$3,088	$146,768
Ending balance, loans individually evaluated for impairment (1)	$8,678	$9,479	$—	$2,198	$2,274	$138	$22,767
Ending balance, loans collectively evaluated for impairment	$81,402	$28,096	$3,547	$4,780	$3,226	$2,950	$124,001
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$54,700	$42,180	$—	$9,354	$13,430	$625	$120,289
Ending balance, loans collectively evaluated for impairment	7,342,248	2,457,226	335,476	328,478	134,144	207,124	10,804,696
Total recorded investment in loans	$7,396,948	$2,499,406	$335,476	$337,832	$147,574	$207,749	$10,924,985

(1)	Refer to Note 4 for additional information regarding impaired loans.

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Quarter Ended March 31,
	2015	2014
Balance at beginning of period	$12,274	$9,206
Provision for unfunded commitments	376	496
Balance at end of period	$12,650	$9,702
Unfunded commitments, excluding covered assets, at period end	$6,229,242	$4,814,346

(1)
Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit. Unfunded commitments related to covered assets are excluded as they are covered under a loss sharing agreement with the FDIC.

Refer to Note 14 for additional details of commitments to extend credit, standby letters of credit and commercial letters of credit.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	March 31, 2015	December 31, 2014
Banking	$81,755	$81,755
Asset management	12,286	12,286
Total goodwill	$94,041	$94,041

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. Our annual goodwill impairment test was performed as of October 31, 2014, and it was determined no impairment existed as of that date nor are we aware of any events or circumstances subsequent to October 31, 2014 that would indicate impairment of goodwill at March 31, 2015. There were no impairment charges for goodwill recorded in 2014. Our annual goodwill test will be completed during the fourth quarter 2015.

We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 12 years.

We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During the first quarter 2015, there were no events or circumstances that we believe indicate there may be impairment of intangible assets, and no impairment charges for other intangible assets were recorded for the quarter ended March 31, 2015.

Other Intangible Assets
(Dollars in thousands)

	Quarter Ended March 31, 2015	Year Ended December 31, 2014
Core deposit intangibles:
Gross carrying amount	$18,093	$18,093
Accumulated amortization	13,473	12,870
Net carrying amount	$4,620	$5,223
Amortization during the period	$603	$2,799
Weighted average remaining life (in years)	2	2
Client relationships:
Gross carrying amount	$2,002	$2,002
Accumulated amortization	1,392	1,340
Net carrying amount	$610	$662
Amortization during the period	$52	$208
Weighted average remaining life (in years)	6	6

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year ending December 31,
2015 - remaining nine months	$1,800
2016	2,161
2017	1,125
2018	98
2019	28
2020 and thereafter	18
Total	$5,230

7. SHORT-TERM AND SECURED BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	March 31, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$253,000	0.14%	$428,000	0.13%
Other borrowings	33	0.06%	—	—%
Total short-term borrowings	$253,033		$428,000
Other Information:
Weighted average remaining maturity of FHLB advances at period end	9 months		7 months
Unused FHLB advances availability	$552,721		$265,529
Unused overnight Federal funds availability (1)	$630,500		$630,500
Borrowing capacity through the FRB discount window primary credit program (2)	$392,842		$403,752

(1)	Our total availability of overnight Federal fund borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

Borrowings with maturities of one year or less are classified as short-term and include FHLB advances and other borrowings.

FHLB Advances - At March 31, 2015, FHLB advances consisted of $8.0 million from the FHLB Atlanta, of which $3.0 million is included in short-term borrowings, and $295.0 million from FHLB Chicago, of which $250.0 million is included in short-term borrowings. As a member of the FHLB Chicago, the Bank has access to borrowing capacity which is subject to change based on the availability of acceptable collateral to pledge and the level of our investment in FHLB Chicago stock. At March 31, 2015 our borrowing capacity was $848.1 million of which $552.7 million is available, subject to making the required additional investment in FHLB Chicago stock. Qualifying residential, multi-family and commercial real estate loans, home equity lines of credit, and residential mortgage-backed securities are pledged as collateral to secure current outstanding balances and additional borrowing availability.

Other Borrowings - Other borrowings represents cash received by counterparty in excess of derivative liability at March 31, 2015.

Revolving Line of Credit - The Company has a 364-day revolving line of credit (the "Facility") with a group of commercial banks allowing borrowing of up to $60.0 million, and maturing on September 25, 2015. The interest rate applied on the Facility will be at the Company's election either 30-day or 90-day LIBOR plus 1.95% or Prime minus 0.50% at the time the advance is made. Any amounts outstanding under the Facility upon or before maturity may be converted, at the Company's option, to an amortizing term loan, with the balance of such loan due September 26, 2017. At March 31, 2015, no amounts have been drawn on the Facility.

Secured Borrowings - Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings because they did not qualify for sale accounting treatment. As of March 31, 2015 and December 31, 2014, these loan participation agreements totaled $5.8 million and $4.4 million, respectively. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition at each of these dates.

8. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

		March 31, 2015	December 31, 2014
Parent Company:
2.92% junior subordinated debentures due 2034	(1)(a)	$8,248	$8,248
1.98% junior subordinated debentures due 2035	(2)(a)	51,547	51,547
1.77% junior subordinated debentures due 2035	(3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068	(a)	68,755	68,755
7.125% subordinated debentures due 2042 (b)		125,000	125,000
Subtotal		294,788	294,788
Subsidiaries:
FHLB advances		50,000	50,000
Total long-term debt		$344,788	$344,788

(1)	Variable rate in effect at March 31, 2015 based on three-month LIBOR +2.65%.

(2)	Variable rate in effect at March 31, 2015, based on three-month LIBOR +1.71%.

(3)	Variable rate in effect at March 31, 2015, based on three-month LIBOR +1.50%.

(a)
Under the final regulatory capital rules issued in July 2013, these instruments are grandfathered for inclusion as a component of Tier 1 capital, although the Tier 1 capital treatment for these instruments will be subject to phase-out due to certain acquisitions.

(b)	Qualifies as Tier 2 capital for regulatory capital purposes.

The $169.8 million in junior subordinated debentures presented in the table above were issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable trust preferred securities. Refer to Note 9 for further information on the nature and terms of these and previously issued debentures.

At March 31, 2015, outstanding long-term FHLB advances were secured by qualifying residential, multi-family, commercial real estate, and home equity lines of credit. From time to time we may pledge eligible real estate backed securities to support additional borrowings.

Maturity and Rate Schedule for FHLB Long-Term Advances
(Dollars in thousands)

	March 31, 2015
	Amount	Rate
Maturity Date:
March 25, 2019	$2,000	4.26%
May 22, 2019	3,000	4.68%
September 12, 2019 (1)	15,000	3.72%
September 26, 2019 (1)	15,000	3.69%
December 9, 2019 (2)	15,000	3.58%
Total	$50,000	3.75%

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

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year ending December 31,
2019	$50,000
2020 and thereafter	294,788
Total	$344,788

9. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of March 31, 2015, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company obligated mandatorily redeemable trust preferred securities ("Trust Preferred Securities") to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company ("Debentures"). The Debentures held by the trusts, which in aggregate totaled $169.8 million at March 31, 2015, are the sole assets of each respective trust. Our obligations under the Debentures and related documents, including the indentures, the declarations of trust and related Company guarantees, taken together, constitute a full and unconditional guarantee by the Company on a subordinated basis of distributions and redemption payments and liquidation payments on the Trust Preferred Securities. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all or any series of the Debentures, in each case, at a redemption price of 100% of the principal amount of the Debentures being redeemed plus any accrued but unpaid interest to the redemption date. The repayment, redemption or repurchase of any of the Debentures would be subject to the terms of the applicable indenture and would result in a corresponding repayment, redemption or repurchase of an equivalent amount of the related series of Trust Preferred Securities. Any redemption of the 10% Debentures held by the PrivateBancorp Capital Trust IV ("Capital Trust IV") would be subject to the terms of the replacement capital covenant described below and any required regulatory approval.

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

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

		Common Securities Issued	Trust Preferred Securities Issued (1)		Earliest Redemption Date (on or after) (3)		Principal Amount of Debentures (3)
	Issuance Date			Coupon Rate (2)		Maturity	March 31, 2015	December 31, 2014
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.92%	June 17, 2009	June 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Jun. 2005	1,547	50,000	1.98%	Sep 15, 2010	Sept. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.77%	Dec 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Capital Trust IV	May 2008	5	68,750	10.00%	June 15, 2013	June 2068	68,755	68,755
Total		$3,038	$166,750				$169,788	$169,788

(1)
The trust preferred securities accrue distributions at a rate equal to the interest rate on and have a maturity identical to that of the related Debentures. The trust preferred securities will be redeemed upon maturity or earlier redemption of the related Debentures.

(2)
Reflects the coupon rate in effect at March 31, 2015. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three-month LIBOR plus 2.65%. The coupon rates for the PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Capital Trust IV is fixed. Distributions for all of the Trusts are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years in the case of the Debentures held by Trust IV, and five years in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

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

10. EQUITY

Preferred Stock

At March 31, 2015 and December 31, 2014, there were 1 million shares of preferred stock authorized and none issued or outstanding.

Nonvoting Common Stock

At March 31, 2015 and December 31, 2014, there were 5 million shares of nonvoting common stock authorized and none issued or outstanding.

Treasury Stock

The Company reissues treasury stock, when available, or new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. Treasury shares are reissued at average cost. The Company held 160,193 shares and 1,704 shares in treasury at March 31, 2015 and December 31, 2014, respectively.

Comprehensive Income

Change in Accumulated Other Comprehensive Income ("AOCI") by Component
(Amounts in thousands)

	Quarter Ended March 31,
	2015			2014
	Unrealized Gain on Available-for-Sale Securities	Accumulated (Loss) Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumulated (Loss) Gain on Effective Cash Flow Hedges	Total
Balance at beginning of period	$19,448	$1,469	$20,917	$12,960	$(3,116)	$9,844
Increase in unrealized gains on securities	8,590	—	8,590	3,677	—	3,677
Increase in unrealized gains on cash flow hedges	—	8,630	8,630	—	4,137	4,137
Tax expense on increase in unrealized gains	(3,358)	(3,369)	(6,727)	(1,451)	(1,623)	(3,074)
Other comprehensive income before reclassifications	5,232	5,261	10,493	2,226	2,514	4,740
Reclassification adjustment of net gains included in net income (1)	(534)	(2,538)	(3,072)	(331)	(2,043)	(2,374)
Reclassification adjustment for tax expense on realized net gains (2)	210	999	1,209	131	806	937
Amounts reclassified from AOCI	(324)	(1,539)	(1,863)	(200)	(1,237)	(1,437)
Net current period other comprehensive income	4,908	3,722	8,630	2,026	1,277	3,303
Balance at end of period	$24,356	$5,191	$29,547	$14,986	$(1,839)	$13,147

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

11. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Quarter Ended March 31,
	2015	2014
Basic earnings per common share
Net income	$41,484	$34,505
Net income allocated to participating stockholders (1)	(463)	(613)
Net income allocated to common stockholders	$41,021	$33,892
Weighted-average common shares outstanding	77,407	76,675
Basic earnings per common share	$0.53	$0.44
Diluted earnings per common share
Diluted earnings applicable to common stockholders (2)	$41,028	$33,897
Weighted-average diluted common shares outstanding:
Weighted-average common shares outstanding	77,407	76,675
Dilutive effect of stock awards (3)	1,105	742
Weighted-average diluted common shares outstanding	78,512	77,417
Diluted earnings per common share	$0.52	$0.44

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

(3)
For the quarters ended March 31, 2015 and 2014, the weighted-average outstanding non-participating securities of 730,000 and 1.2 million shares, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

12. INCOME TAXES

Income Tax Provision Analysis
(Dollars in thousands)

	Quarter Ended March 31,
	2015	2014
Income before income taxes	$66,718	$55,531
Income tax provision:
Current income tax provision	$21,540	$19,867
Deferred income tax provision	3,694	1,159
Total income tax provision	$25,234	$21,026
Effective tax rate	37.8%	37.9%

Deferred Tax Assets

Net deferred tax assets totaled $88.9 million at March 31, 2015 and $98.2 million at December 31, 2014. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

At March 31, 2015, we have concluded that it is more likely than not that the deferred tax assets will be realized and no valuation allowance was recorded. This conclusion was based in part on our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

At both March 31, 2015 and December 31, 2014, we had $212,000, respectively, of unrecognized tax benefits relating to uncertain tax positions that, if recognized, would impact the effective tax rate.

13. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce both interest rate risk (relating to mortgage loan commitments and planned sales of loans) and foreign currency volatility (relating to certain loans denominated in currencies other than the U.S. dollar). We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the client-related and other end-user derivatives, noted in the table below, were designated as hedging instruments for accounting purposes at March 31, 2015 and December 31, 2014.

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

Notional Amounts and Fair Value of Derivative Instruments
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	$725,000	$8,491	$550,000	$4,542	$75,000	$441	$250,000	$2,715
Derivatives not designated as hedging instruments:
Client-related derivatives:
Interest rate contracts	$3,982,438	$54,821	$3,881,202	$42,879	$3,982,438	$56,520	$3,743,827	$43,792
Foreign exchange contracts	173,672	9,056	98,285	5,183	149,430	8,433	86,582	4,659
Credit contracts (1)	94,241	20	98,478	19	110,426	26	100,941	24
Total client-related derivatives		$63,897		$48,081		$64,979		$48,475
Other end-user derivatives:
Foreign exchange contracts	$10,937	$115	$18,551	$241	$4,566	$18	$2,892	$45
Mortgage banking derivatives		479		786		534		801
Total other end-user derivatives		$594		$1,027		$552		$846
Total derivatives not designated as hedging instruments		$64,491		$49,108		$65,531		$49,321
Netting adjustments (2)		(16,375)		(10,588)		(39,005)		(25,269)
Total derivatives		$56,607		$43,062		$26,967		$26,767

(1)	The remaining average notional amounts are shown for credit contracts.

(2)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting agreements.

Master Netting Agreements

Certain of our derivative contracts are subject to enforceable master netting agreements with derivative counterparties. Authoritative accounting guidance permits the netting of derivative assets and liabilities when a legally enforceable master netting agreement exists between us and a derivative counterparty. A master netting agreement is an agreement between two counterparties who have multiple derivative contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. For those derivative contracts subject to enforceable master netting agreements, derivative assets and liabilities, and related cash collateral, with the same counterparty are reported on a net basis within derivative assets and derivative liabilities on the Consolidated Statements of Financial Condition.

Derivative contracts may require us to provide or receive cash or financial instrument collateral. Collateral associated with derivative assets and liabilities subject to enforceable master netting agreements with the same counterparty is posted on a net basis. We have pledged cash or financial collateral in accordance with each counterparty's collateral posting requirements for all of the Company's derivative assets and liabilities in a net liability position as of March 31, 2015. Certain collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that we are only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts.

As of March 31, 2015, $22.7 million of cash collateral pledged was netted with the related derivative liabilities and $57,000 of the $90,000 cash collateral received was netted with the related derivative assets on the Consolidated Statement of Financial Condition. To the extent not netted against derivative fair values under a master netting agreement, the excess collateral received or pledged is included in other short-term borrowings or other investments, respectively. There was no excess cash collateral pledged at March 31, 2015. Any securities pledged to counterparties as financial instrument collateral remain on the Consolidated Statements of Financial Condition as long as we do not default.

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

Offsetting of Derivative Assets and Liabilities
(Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of March 31, 2015
Derivative assets:
Interest rate contracts	$63,312	$(10,462)	$52,850	$(721)	$—	$52,129
Foreign exchange contracts	6,508	(5,912)	596	—	—	596
Credit contracts	20	(1)	19	—	—	19
Total derivatives subject to a master netting agreement	69,840	(16,375)	53,465	(721)	—	52,744
Total derivatives not subject to a master netting agreement	3,142	—	3,142	—	—	3,142
Total derivatives	$72,982	$(16,375)	$56,607	$(721)	$—	$55,886
Derivative liabilities:
Interest rate contracts	$56,961	$(36,426)	$20,535	$(15,482)	$—	$5,053
Foreign exchange contracts	5,041	(2,570)	2,471	(1,863)	—	608
Credit contracts	26	(9)	17	(13)	—	4
Total derivatives subject to a master netting agreement	62,028	(39,005)	23,023	(17,358)	—	5,665
Total derivatives not subject to a master netting agreement	3,944	—	3,944	—	—	3,944
Total derivatives	$65,972	$(39,005)	$26,967	$(17,358)	$—	$9,609

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents end-user, client-related and cash flow hedging derivative contracts and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Derivative Assets and Liabilities (Continued) (Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities (1)	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of December 31, 2014
Derivative assets:
Interest rate contracts	$47,421	$(7,433)	$39,988	$—	$—	$39,988
Foreign exchange contracts	3,664	(3,154)	510	—	—	510
Credit contracts	19	(1)	18	—	—	18
Total derivatives subject to a master netting agreement	51,104	(10,588)	40,516	—	—	40,516
Total derivatives not subject to a master netting agreement	2,546	—	2,546	—	—	2,546
Total derivatives	$53,650	$(10,588)	$43,062	$—	$—	$43,062
Derivative liabilities:
Interest rate contracts	$46,507	$(24,067)	$22,440	$(17,755)	$—	$4,685
Foreign exchange contracts	2,421	(1,202)	1,219	(965)	—	254
Credit contracts	24	—	24	(19)	—	5
Total derivatives subject to a master netting agreement	48,952	(25,269)	23,683	(18,739)	—	4,944
Total derivatives not subject to a master netting agreement	3,084	—	3,084	—	—	3,084
Total derivatives	$52,036	$(25,269)	$26,767	$(18,739)	$—	$8,028

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents end-user, client-related and cash flow hedging derivative contracts entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the derivative.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the Federal banking agencies’ guidelines. All such requirements were met at March 31, 2015 and December 31, 2014. Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features
(Amounts in thousands)

	March 31, 2015	December 31, 2014
Fair value of derivatives with credit contingency features in a net liability position	$13,291	$14,596
Collateral posted for those transactions in a net liability position	$15,226	$16,865
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$—	$—
Outstanding derivative instruments that would be immediately settled	$13,291	$14,596

Derivatives Designated in Hedge Relationships

The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash Flow Hedges – Under our cash flow hedging program we enter into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loan cash flows to fixed-rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the Consolidated Statements of Income. During the quarter ended March 31, 2015, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of March 31, 2015, the maximum length of time over which forecasted interest cash flows are hedged is five years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income
Related to Interest Rate Swaps Designated as Cash Flow Hedge
(Amounts in thousands)

	Quarter Ended March 31,
	2015		2014
	Pre-tax	After-tax	Pre-tax	After-tax
Accumulated unrealized gain (loss) at beginning of period	$2,405	$1,469	$(5,110)	$(3,116)
Amount of gain recognized in AOCI (effective portion)	8,630	5,261	4,137	2,514
Amount reclassified from AOCI to interest income on loans	(2,538)	(1,539)	(2,043)	(1,237)
Accumulated unrealized gain (loss) at end of period	$8,497	$5,191	$(3,016)	$(1,839)

As of March 31, 2015, $5.2 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2015. During the quarter ended March 31, 2015, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur.

Derivatives Not Designated in Hedge Relationships

Other End-User Derivatives – We enter into derivatives that include commitments to fund residential mortgage loans to be sold into the secondary market and forward commitments for the future delivery of residential mortgage loans. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans when we enter into customer interest rate lock commitments. This practice allows us to economically hedge the effect of changes in interest rates on our commitments to fund the loans as well as on our portfolio of mortgage loans held-for-sale. At March 31, 2015, the par value of our mortgage loans held-for-sale totaled $21.8 million, the notional value of our interest rate lock commitments totaled $83.2 million, and the notional value of our forward commitments for the future delivery of residential mortgage loans totaled $105.0 million.

We are also exposed at times to foreign exchange risk as a result of originating loans in which the principal and interest are settled in a currency other than U.S. dollars. As of March 31, 2015, our exposure was to the Euro, Canadian dollar, British pound and Danish Kroner on $14.7 million of loans. We manage this risk using forward currency derivatives.

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

Risk Participation Agreements
(Dollars in thousands)

	March 31, 2015	December 31, 2014
Fair value of written RPAs	$26	$24
Range of remaining terms to maturity (in years)	Less than 1 to 4	Less than 1 to 4
Range of assigned internal risk ratings	2 to 7	2 to 7
Maximum potential amount of future undiscounted payments	$3,821	$3,927
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	24%	25%

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Quarter Ended March 31,
	2015	2014
Gain on client-related derivatives recognized in capital markets products income:
Interest rate contracts	$2,363	$2,510
Foreign exchange contracts	1,753	1,415
Credit contracts	56	158
Total client-related derivatives	4,172	4,083
Gain (loss) on end-user derivatives recognized in other income:
Foreign exchange derivatives	1,050	6
Mortgage banking derivatives	(40)	(182)
Total end-user derivatives	1,010	(176)
Total derivatives not designated in hedging relationship	$5,182	$3,907

14. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	March 31, 2015	December 31, 2014
Commitments to extend credit:
Home equity lines	$133,911	$129,943
Residential 1-4 family construction	51,776	53,847
Commercial real estate, other construction, and land development	1,205,048	1,123,123
Commercial and industrial	4,101,972	4,031,217
All other commitments	345,133	336,623
Total commitments to extend credit	$5,837,840	$5,674,753
Letters of credit:
Financial standby	$359,716	$334,175
Performance standby	37,667	38,167
Commercial letters of credit	4,765	5,224
Total letters of credit	$402,148	$377,566

(1)	Includes covered loan commitments of $10.7 million and $11.0 million as of March 31, 2015 and December 31, 2014, respectively.

Commitments to extend credit are agreements to lend funds to or issue letters of credit for the account of, a client as long as there is no violation of any condition established in the credit agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of unfunded commitments require regulatory capital support, except for unfunded commitments of less than one year that are unconditionally cancellable. Since many of our commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of March 31, 2015, we had a reserve for unfunded commitments of $12.7 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors including: the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $2.6 million as of March 31, 2015. We amortize these amounts into income over the commitment period. As of March 31, 2015, standby letters of credit had a remaining weighted-average term of approximately 14 months, with remaining actual lives ranging from less than 1 year to 6 years.

Other Commitments

The Company has unfunded commitments to Community Reinvestment Act ("CRA") investments and other investment partnerships totaling $20.2 million at March 31, 2015. Of these commitments, $8.3 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the Consolidated Statements of Financial Condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card provider issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party provider. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party provider to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $13.5 million at March 31, 2015.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of March 31, 2015, we have no recorded contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold into the secondary market have limited recourse provisions. The losses for the three months ended March 31, 2015 and 2014 arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

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

As of March 31, 2015, there were various other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

15. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing appraisal. If the most recent appraisal is greater than one-year old, a new appraisal of the underlying collateral is obtained. For collateral-dependent impaired loans that are secured by real estate, we generally obtain "as is" appraisal values in order to evaluate impairment. When a collateral-dependent loan is secured by non-real estate collateral such as receivables, inventory, or equipment, the fair value is generally determined based upon appraisals, field exams, or receivable reports. The valuation techniques and inputs are reviewed internally by workout and/or asset-based specialists for reasonableness of estimated liquidation costs, collectability probabilities, and other market data. Appraisals for real estate collateral-dependent impaired loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is performed at the six-month interval between annual appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either adjusted downward or a new appraisal is required to support the value of the impaired loan. As part of our internal review process, we consider other factors or recent developments that could adjust the valuations indicated in the appraisals or internal reviews. The Company’s internal appraisal review process validates the reasonableness of appraisals in conjunction with analyzing sales and market data from an array of market sources.

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

Derivative Assets and Derivative Liabilities – Derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. For derivative counterparties with which we have a master netting agreement, we measure nonperformance risk on the basis of our net exposure to the counterparty. The fair value of derivative assets and liabilities is determined based on prices obtained from third party advisors using standardized industry models. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of derivative assets and liabilities are primarily based on observable inputs and are classified in level 2 of the valuation hierarchy, with the exception of certain client-related derivatives and risk participation agreements, as discussed below. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third party advisors, including evaluating inputs and methodologies used by the third party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company's knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from third party advisors based on our validation procedures, during the quarters ended March 31, 2015 and 2014, we did not alter the fair values ultimately provided by the third party advisors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at March 31, 2015 and December 31, 2014 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	March 31, 2015				December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for sale:
U.S. Treasury	$244,556	$—	$—	$244,556	$268,265	$—	$—	$268,265
U.S. Agency	—	46,806	—	46,806	—	46,258	—	46,258
Collateralized mortgage obligations	—	127,828	—	127,828	—	136,933	—	136,933
Residential mortgage-backed securities	—	829,413	—	829,413	—	846,078	—	846,078
State and municipal securities	—	382,134	—	382,134	—	347,310	—	347,310
Foreign sovereign debt	—	500	—	500	—	500	—	500
Total securities available-for-sale	244,556	1,386,681	—	1,631,237	268,265	1,377,079	—	1,645,344
Mortgage loans held-for-sale	—	21,866	—	21,866	—	42,215	—	42,215
Derivative assets:
Interest rate contract derivatives designated as hedging instruments	—	8,491	—	8,491	—	4,542	—	4,542
Client-related derivatives	—	62,143	1,754	63,897	—	46,669	1,412	48,081
Other end-user derivatives	—	594	—	594	—	1,027	—	1,027
Netting adjustments	—	(15,686)	(689)	(16,375)	—	(9,952)	(636)	(10,588)
Total derivative assets	—	55,542	1,065	56,607	—	42,286	776	43,062
Total assets	$244,556	$1,464,089	$1,065	$1,709,710	$268,265	$1,461,580	$776	$1,730,621
Liabilities:
Derivative liabilities:
Interest rate contract derivatives designated as hedging instruments	$—	$441	$—	$441	$—	$2,715	$—	$2,715
Client-related derivatives	—	64,273	706	64,979	—	47,799	676	48,475
Other end-user derivatives	—	552	—	552	—	846	—	846
Netting adjustments	—	(38,316)	(689)	(39,005)	—	(24,633)	(636)	(25,269)
Total derivative liabilities	$—	$26,950	$17	$26,967	$—	$26,727	$40	$26,767

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2014 and March 31, 2015.

There have been no other changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2014 to March 31, 2015.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
(Amounts in thousands)

	Quarter Ended March 31,
	2015		2014
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$1,412	$(676)	$448	$(98)
Total gains:
Included in earnings (2)	312	(24)	79	180
Purchases, issuances, sales and settlements:
Settlements	(500)	147	(385)	(245)
Transfers into Level 3 (out of Level 2) (3)	884	(160)	827	(446)
Transfers out of Level 3 (into Level 2) (3)	(354)	8	(112)	—
Balance at end of period	$1,754	$(705)	$857	$(609)
Change in unrealized gains in earnings relating to assets and liabilities still held at end of period	$241	$24	$7	$166

(1)	Fair value is presented prior to giving effect to netting adjustments.

(2)	Amounts disclosed in this line are included in the Consolidated Statements of Income as capital markets products income for derivatives.

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
(Amounts in thousands)

	March 31, 2015	December 31, 2014
Aggregate fair value	$21,866	$42,215
Difference (1)	(55)	(16)
Aggregate unpaid principal balance	$21,811	$42,199

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of March 31, 2015, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the quarter ended March 31, 2015 were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the first quarter 2015 and 2014, and still held at March 31, 2015 and 2014, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Net (Gains) Losses
	March 31,		For the Quarter Ended March 31,
	2015	2014	2015	2014
Collateral-dependent impaired loans (1)	$27,234	$40,716	$(1,653)	$5,612
OREO (2)	5,128	6,858	935	1,463
Total	$32,362	$47,574	$(718)	$7,075

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

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2014 to March 31, 2015.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at March 31, 2015		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$1,054		Discounted cash flow	Loss factors	4.5% to 16.5%	13.9%
Risk participation agreements	$(6)	(1)	Discounted cash flow	Loss factors	0.6% to 16.5%	4.0%
Collateral-dependent impaired loans	$27,234		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-2.0% to -15.9%	-8.1%	(2)
OREO	$5,128		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-2.4% to -18.8%	-14.8%	(2)

(1)	Represents fair value of underlying swap.

(2)	Weighted average is calculated based on assets with a property specific adjustment.

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

Other loans held-for-sale - Included in loans held-for sale at March 31, 2015 and December 31, 2014 are $67.6 million and $36.6 million, respectively, of loans carried at the lower of aggregate cost or fair value. Also included in loans held-for-sale at December 31, 2014 are $36.3 million of loans held-for-sale in connection with the sale of the Company's banking office located in Norcross, Georgia, which closed in January 2015. Fair value estimates are based on the actual agreed upon price in the agreement.

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

Deposits held-for-sale – Deposits held-for-sale are recorded at the lower of cost or fair value. Amounts held at December 31, 2014 are deposits held-for-sale in connection with the sale of the Company's banking office located in Norcross, Georgia, which closed in January 2015. Fair value estimates are based upon the price and premium per the agreement.

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

Financial Instruments
(Amounts in thousands)

	As of March 31, 2015
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$158,431	$158,431	$158,431	$—	$—
Federal funds sold and interest-bearing deposits in banks	799,953	799,953	—	799,953	—
Loans held-for-sale	89,461	89,461	—	89,461	—
Securities available-for-sale	1,631,237	1,631,237	244,556	1,386,681	—
Securities held-to-maturity	1,159,853	1,173,402	—	1,173,402	—
FHLB stock	28,556	28,556	—	28,556	—
Loans, net of allowance for loan losses and unearned fees	12,013,874	11,951,864	—	—	11,951,864
Covered assets, net of allowance for covered loan losses	26,170	32,030	—	—	32,030
Accrued interest receivable	41,202	41,202	—	—	41,202
Investment in BOLI	55,561	55,561	—	—	55,561
Derivative assets	56,607	56,607	—	55,542	1,065
Financial Liabilities:
Deposits	$14,101,728	$14,110,642	$—	$11,591,322	$2,519,320
Short-term and secured borrowings	258,788	257,809	—	252,675	5,134
Long-term debt	344,788	338,520	206,537	54,942	77,041
Accrued interest payable	7,004	7,004	—	—	7,004
Derivative liabilities	26,967	26,967	—	26,950	17

Financial Instruments (Continued)
(Amounts in thousands)

	As of December 31, 2014
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$132,211	$132,211	$132,211	$—	$—
Federal funds sold and interest-bearing deposits in banks	292,341	292,341	—	292,341	—
Loans held-for-sale	115,161	115,161	—	115,161	—
Securities available-for-sale	1,645,344	1,645,344	268,265	1,377,079	—
Securities held-to-maturity	1,129,285	1,132,615	—	1,132,615	—
FHLB stock	28,666	28,666	—	28,666	—
Loans, net of allowance for loan losses and unearned fees	11,739,721	11,736,461	—	—	11,736,461
Covered assets, net of allowance for covered loan losses	28,941	33,988	—	—	33,988
Accrued interest receivable	40,531	40,531	—	—	40,531
Investment in BOLI	55,207	55,207	—	—	55,207
Derivative assets	43,062	43,062	—	42,286	776
Financial Liabilities:
Deposits	$13,089,968	$13,095,657	$—	$10,595,040	$2,500,617
Deposits held-for-sale	122,216	117,572	—	117,572	—
Short-term and secured borrowings	432,385	430,944	—	427,150	3,794
Long-term debt	344,788	332,374	204,320	54,092	73,962
Accrued interest payable	6,948	6,948	—	—	6,948
Derivative liabilities	26,767	26,767	—	26,727	40

16. OPERATING SEGMENTS

We have three primary operating segments: Banking, Asset Management and the Holding Company. With respect to the Banking and Asset Management segments, each is delineated by the products and services that each segment offers. The Banking operating segment is comprised of commercial and personal banking services, including mortgage originations. Commercial banking services are primarily provided to corporations and other business clients and include a wide array of lending and cash management products. Personal banking services offered to individuals, professionals, and entrepreneurs include direct lending and depository services. The Asset Management segment includes certain activities of our PrivateWealth group, including investment management, personal trust and estate administration, custodial and escrow, retirement plans and brokerage services. The activities of the third operating segment, the Holding Company, include the direct and indirect ownership of our banking subsidiary, the issuance of debt and intersegment eliminations.

The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1, "Summary of Significant Accounting Policies," to the Notes to Consolidated Financial Statements of our 2014 Annual Report on Form 10-K. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated from consolidated results of operations.

Financial results for each segment are presented below. For segment reporting purposes, the statement of financial condition of Asset Management is included with the Banking segment.

Operating Segments Performance
(Amounts in thousands)

	Quarter Ended March 31,
	Banking		Asset Management		Holding Company and Other Adjustments		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014
Net interest income (loss)	$126,498	$115,152	$899	$787	$(5,404)	$(7,187)	$121,993	$108,752
Provision for loan and covered loan losses	5,646	3,707	—	—	—	—	5,646	3,707
Non-interest income	29,138	21,872	4,363	4,349	15	15	33,516	26,236
Non-interest expense	75,935	68,660	4,312	4,076	2,898	3,014	83,145	75,750
Income (loss) before taxes	74,055	64,657	950	1,060	(8,287)	(10,186)	66,718	55,531
Income tax provision (benefit)	27,937	24,653	374	418	(3,077)	(4,045)	25,234	21,026
Net income (loss)	$46,118	$40,004	$576	$642	$(5,210)	$(6,141)	$41,484	$34,505

	Banking		Holding Company and Other Adjustments(1)		Consolidated
Selected Balances	3/31/2015	12/31/2014	3/31/2015	12/31/2014	3/31/2015	12/31/2014
Assets	$14,583,189	$13,882,805	$1,778,159	$1,720,577	$16,361,348	$15,603,382
Total loans	12,170,484	11,892,219	—	—	12,170,484	11,892,219
Deposits, excluding deposits held-for-sale	14,156,257	13,150,600	(54,529)	(60,632)	14,101,728	13,089,968

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

17. VARIABLE INTEREST ENTITIES

At March 31, 2015 and December 31, 2014, the Company had no variable interest entity ("VIE") consolidated in its financial statements. The table below presents our interests in VIEs that are not consolidated in our financial statements.

Nonconsolidated VIEs
(Amounts in thousands)

	March 31, 2015		December 31, 2014
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances	$169,788	$—	$169,788	$—
Community reinvestment investments	11,431	13,125	14,360	16,054
Restructured loans to commercial clients (1):
Outstanding loan balance	50,425	55,886	49,376	57,782
Related derivative asset	2,961	2,961	6,533	6,533
Total	$234,605	$71,972	$240,057	$80,369

(1)	Excludes personal loans and loans to non-for-profit entities.

Trust preferred capital securities issuances – As discussed in Note 9, we sponsor and wholly own 100% of the common equity of four trusts that were formed for the purpose of issuing trust preferred securities to third-party investors and investing the proceeds from the sale of the trust preferred securities solely in debentures issued by the Company. The trusts’ only assets are the principal balance of the Debentures and the related interest receivable, which are included within long-term debt in our Consolidated Statements of Financial Condition. The Company is not the primary beneficiary of the trusts and accordingly, the trusts are not consolidated in our financial statements.

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

A portion of our community reinvestment investments are investments in limited liability entities that invest in affordable housing projects that qualify for low-income housing tax credits. These investments entitle the Company to tax credits through 2031. Any new investments in qualified affordable housing projects entered into on or after January 1, 2014 that meet certain conditions will be accounted for using the proportional amortization method. Prior to January 1, 2014, the Company accounted for all of its investments in qualified affordable housing projects using the effective yield method and has elected to continue accounting for preexisting tax credit investments using the effective yield method as permitted under the accounting standards.

The carrying value of the Company’s tax credit investments totaled $9.9 million and $10.0 million as of March 31, 2015 and December 31, 2014, respectively. The Company recognizes tax credits related to these investments, tax benefits from the operating losses generated by these investments, and amortization of the principal investment balances, all of which were immaterial during each of the three months ended March 31, 2015 and 2014. Commitments to provide future capital contributions totaling $8.3 million as of March 31, 2015, are expected to be paid through 2029. These investments are reviewed periodically for impairment. No impairment losses have been recorded for the three months ended March 31, 2015 and 2014.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. ("PrivateBancorp," we or the "Company"), is a Delaware corporation and bank holding company headquartered in Chicago, Illinois. The PrivateBank and Trust Company (the "Bank" or the "PrivateBank"), our bank subsidiary, provides customized financial services to middle market companies, as well as business owners, executives, entrepreneurs and families in all the markets and communities we serve. As of March 31, 2015, we had 34 offices located in 11 states, primarily in the Midwest, with a majority of our business conducted in the greater Chicago market.

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

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014. Results of operations for the quarter ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

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

•	lack of sufficient or cost-effective sources of liquidity or funding as and when needed;

•	loss of key personnel or our ability to recruit and retain appropriate talent;

•
greater-than-anticipated costs to support the growth of our business, including investments in technology, process improvements or other infrastructure enhancements, or greater-than-anticipated compliance costs or regulatory burdens; or

•
failures or disruptions to, or compromises of, our data processing or other information or operational systems, including the potential impact of disruptions or security breaches at our third-party service providers.

These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Readers should also consider the risks, assumptions and uncertainties set forth in the "Risk Factors" section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-Q, as well as those set forth in our subsequent periodic and current reports filed with the SEC. Forward-looking statements speak only as of the date they are made and we assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the Federal securities laws.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), and our accounting policies are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that require management to make the most significant estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements. Management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, income taxes and fair value measurements are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies. For additional information regarding critical accounting policies, refer to “Summary of Significant Accounting Policies,” presented in Note 1 to the Condensed Consolidated Financial Statements and the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2014 Annual Report on Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2014.

USE OF NON-U.S. GAAP FINANCIAL MEASURES

This report contains both U.S. GAAP and non-U.S. GAAP financial measures. These non-U.S. GAAP financial measures include (i) net interest income, net interest margin, net revenue, operating profit, and efficiency ratio which are presented on a fully taxable-equivalent basis and (ii) return on average tangible common equity, tangible common equity to risk-weighted assets, tangible common equity to tangible assets, and tangible book value. We believe that presenting these non-U.S. GAAP financial measures provides information useful to investors in understanding our underlying operational performance, business and performance trends, and facilitates comparisons with the performance of other similar companies in the banking industry. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measure, as well as a reconciliation to the comparable U.S. GAAP financial measure, can be found in Table 23. These disclosures should not be viewed as a substitute for operating results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-U.S. GAAP performance measures that may be presented by other companies.

FIRST QUARTER 2015 OVERVIEW

For the quarter ended March 31, 2015, we reported net income available to common stockholders of $41.5 million, an increase of $7.0 million, or 20%, compared to $34.5 million for first quarter 2014, and an increase of $4.3 million, or 11% compared to $37.2 million for fourth quarter 2014. Diluted earnings per share was $0.52, an increase of 18% compared to $0.44 per diluted share in the first quarter 2014, and 11% compared to $0.47 per share in fourth quarter 2014. For the quarter ended March 31, 2015, our annualized return on average assets grew to 1.07% and our annualized return on average common equity grew to 11.05%, both improving from the year ago quarter when these performance ratios were 1.00% and 10.48%, respectively. Our efficiency ratio improved to 53.1% for the quarter ended March 31, 2015, compared to 55.8% in the first quarter 2014 due to growth in net revenue outpacing increases in non-interest expense and benefited from the $4.1 million gain on sale of our Norcross, Georgia branch during the first quarter 2015.

Compared to the first quarter 2014, the increase in earnings for the current quarter was mainly attributable to an increase in net interest income as a result of significant loan growth over the past year, a full quarter's benefit of lower junior subordinated debenture interest expense due to the $75 million partial redemption in October 2014, and the gain on sale of the Georgia branch. These same factors contributed to an increase in operating profit of $13.3 million to $73.3 million for first quarter 2015 compared to $60.0 million for first quarter 2014. Net revenue was $156.5 million, up $20.7 million from the first quarter 2014, due to $1.2 billion in loan growth from March 31, 2014. Net interest income for first quarter 2015 increased $13.2 million compared to the first quarter 2014, driven by higher interest income on $1.7 billion growth in average interest-earning assets compared to the prior year quarter and reduced cost of funds. Net interest margin remained relatively stable at 3.21% for first quarter 2015 compared to 3.23% for first quarter 2014. Non-interest income for the current quarter increased $7.3 million to $33.5 million compared to the first quarter 2014 and benefited from the gain on sale of the Georgia branch, along with an increase in mortgage banking income and treasury management fees. Non-interest expenses increased 10% from the prior year quarter, primarily due to higher salary and employee benefit costs.

Credit quality metrics as of March 31, 2015 were generally similar to year end 2014, with a 2% increase in nonperforming assets. At March 31, 2015, other real estate owned was $15.6 million, a reduction of $1.8 million from December 31, 2014. Nonperforming assets to total assets were 0.53% at March 31, 2015, compared to 0.54% at December 31, 2014. Nonperforming loans to total loans were 0.58% at March 31, 2015, compared to 0.57% at December 31, 2014. At March 31, 2015, our allowance for loan losses as a percentage of total loans was 1.29%, compared to 1.28% at December 31, 2014. Net charge-offs totaled $1.4 million in first quarter 2015 as compared to net recoveries of $210,000 in the first quarter 2014, while the provision for loan losses increased by $2.0 million to $5.5 million in the first quarter 2015, compared to $3.4 million for first quarter 2014 largely due to loan growth.
Total loans grew $278.3 million to $12.2 billion at March 31, 2015, from $11.9 billion at year end 2014, and increased $1.2 billion from March 31, 2014, primarily driven by commercial and industrial loans to new clients. Total commercial and industrial loans comprised two-thirds of total loans at March 31, 2015 consistent with year end 2014 and at March 31, 2014.

Total deposits at March 31, 2015 increased $1.0 billion to $14.1 billion from year end 2014, while average deposits increased $210.0 million from year end 2014. Growth in total deposits was largely attributable to inflows from several commercial clients in connection with client-specific corporate events such as acquisitions and divestitures. As anticipated, as of the date of this report, a meaningful portion has been subsequently redeployed by clients during the second quarter 2015. Given the commercial focus of our core business strategy, a majority of our deposits are interest-bearing accounts of commercial clients, which are typically larger than retail accounts and have balances that will fluctuate based on the business needs of our clients.

Please refer to the remaining sections of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for greater discussion of the various components of our first quarter 2015 performance, statement of financial condition and liquidity.

The following table presents selected quarterly financial data highlighting operating performance trends over the past year.

Table 1
Consolidated Financial Highlights
(Dollars in thousands, except per share data)

	As of and for the Quarter Ended
	2015	2014
	March 31	December 31	September 30	June 30	March 31
Selected Operating Statistics
Net income	$41,484	$37,223	$40,527	$40,824	$34,505
Effective tax rate	37.8%	38.1%	38.3%	38.9%	37.9%
Net interest income	$121,993	$116,876	$116,758	$112,351	$108,752
Fee revenue (1)	32,982	30,426	30,666	30,063	25,905
Net revenue (2)	156,453	148,180	148,238	143,354	135,788
Operating profit (2)	73,308	65,155	70,402	67,889	60,038
Provision for loan losses (3)	5,491	3,977	3,732	2,011	3,449
Per Share Data
Basic earnings per share	$0.53	$0.48	$0.52	$0.52	$0.44
Diluted earnings per share	0.52	0.47	0.51	0.52	0.44
Tangible book value at period end (2)(4)	$18.35	$17.67	$17.08	$16.61	$15.90
Dividend payout ratio	1.89%	2.08%	1.92%	1.92%	2.27%
Performance Ratios
Return on average common equity	11.05%	10.03%	11.27%	11.88%	10.48%
Return on average assets	1.07%	0.95%	1.09%	1.14%	1.00%
Return on average tangible common equity (2)	11.94%	10.89%	12.27%	12.97%	11.50%
Net interest margin (2)	3.21%	3.07%	3.23%	3.21%	3.23%
Efficiency ratio (2)(5)	53.14%	56.03%	52.51%	52.64%	55.79%
Credit Quality (3)
Total nonperforming loans to total loans	0.58%	0.57%	0.64%	0.69%	0.86%
Total nonperforming assets to total assets	0.53%	0.54%	0.60%	0.66%	0.82%
Allowance for loan losses to total loans	1.29%	1.28%	1.30%	1.32%	1.34%
Balance Sheet Highlights
Total assets	$16,361,348	$15,603,382	$15,190,468	$14,602,404	$14,304,782
Average interest-earning assets	15,293,533	15,022,425	14,283,920	13,936,754	13,564,530
Loans (3)	12,170,484	11,892,219	11,547,587	11,136,942	10,924,985
Allowance for loan losses (3)	(156,610)	(152,498)	(150,135)	(146,491)	(146,768)
Deposits, excluding deposits held-for-sale	14,101,728	13,089,968	12,849,204	12,236,201	11,886,161
Noninterest-bearing demand deposits	$3,936,181	$3,516,695	$3,342,862	$3,387,424	$3,103,736
Loans to deposits (3)	86.30%	90.85%	89.87%	91.02%	91.91%

	As of
	2015	2014
	March 31	December 31	September 30	June 30	March 31
Capital Ratios
Total risk-based capital	12.29%	12.51%	13.18%	13.41%	13.39%
Tier 1 risk-based capital	10.34%	10.49%	11.12%	11.24%	11.19%
Tier 1 leverage ratio	10.16%	9.96%	10.70%	10.63%	10.60%
Common equity Tier 1 ratio (6)	9.23%	9.33%	9.38%	9.42%	9.33%
Tangible common equity to tangible assets (2)(7)	8.86%	8.91%	8.84%	8.94%	8.74%

(1)	Computed as total non-interest income less net securities gains (losses).

(2)	This is a non-U.S. GAAP financial measure. Refer to Table 23 for a reconciliation of non-U.S. GAAP to U.S. GAAP measures.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

(6)
Effective January 1, 2015, the common equity Tier 1 ratio is a required regulatory capital measure and as presented for the 2015 period is calculated in accordance with the new Basel III capital rules. For periods prior to January 1, 2015, this ratio was considered a non-U.S. GAAP financial measure and was calculated without giving effect to the final Basel III capital rules. Refer to Table 23, "Non-U.S. GAAP Financial Measures" for a reconciliation from non-U.S. GAAP to U.S. GAAP for periods prior to 2015.

(7)
Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Company's revenue. Net interest income is the difference between interest income and fees earned on interest-earning assets, such as loans and investments, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is affected by the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities; the volume and value of noninterest-bearing sources of funds, such as noninterest-bearing demand deposits and equity; the use of derivative instruments to manage interest rate risk; the sensitivity of the balance sheet to fluctuations in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and loan repayment behavior; and asset quality.

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

The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in Note 1 of "Notes to Consolidated Financial Statements" contained in our 2014 Annual Report on Form 10-K.

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

Quarter ended March 31, 2015 compared to quarter ended March 31, 2014

Table 2 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 2015 and 2014. The table also presents the trend in net interest margin on a quarterly basis for 2015 and 2014, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, Table 2 details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume and rate changes.

Table 2
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Quarter Ended March 31,						Attribution of Change in Net Interest Income (1)
	2015			2014
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$420,844	$261	0.25%	$233,311	$142	0.24%	$116	$3	$119
Securities:
Taxable	2,362,725	13,556	2.30%	2,237,628	13,255	2.37%	726	(425)	301
Tax-exempt (3)	347,856	2,750	3.16%	265,551	2,329	3.51%	668	(247)	421
Total securities	2,710,581	16,306	2.41%	2,503,179	15,584	2.49%	1,394	(672)	722
FHLB stock	28,664	48	0.67%	30,005	33	0.44%	(1)	16	15
Loans, excluding covered assets:
Commercial	8,096,853	84,992	4.20%	7,186,657	78,215	4.35%	9,631	(2,854)	6,777
Commercial real estate	2,887,159	27,586	3.82%	2,487,677	22,009	3.54%	3,723	1,854	5,577
Construction	388,437	3,798	3.91%	315,136	3,077	3.91%	717	4	721
Residential	386,106	3,488	3.61%	350,388	3,357	3.83%	330	(199)	131
Personal and home equity	342,088	2,481	2.94%	362,335	2,753	3.08%	(150)	(122)	(272)
Total loans, excluding covered assets(4)	12,100,643	122,345	4.05%	10,702,193	109,411	4.09%	14,251	(1,317)	12,934
Covered assets (5)	32,801	357	4.41%	95,842	788	3.30%	(631)	200	(431)
Total interest-earning assets (3)	15,293,533	$139,317	3.65%	13,564,530	$125,958	3.72%	$15,129	$(1,770)	$13,359
Cash and due from banks	171,330			146,746
Allowance for loan and covered loan losses	(160,550)			(164,933)
Other assets	486,600			483,870
Total assets	$15,790,913			$14,030,213
Liabilities and Equity (6):
Interest-bearing demand deposits	$1,524,124	$1,006	0.27%	$1,293,652	$942	0.30%	$158	$(94)	$64
Savings deposits	325,615	312	0.39%	284,703	196	0.28%	31	85	116
Money market accounts	5,538,192	4,298	0.31%	4,660,158	3,778	0.33%	687	(167)	520
Time deposits	2,560,036	5,639	0.89%	2,547,508	4,806	0.77%	(139)	972	833
Total interest-bearing deposits	9,947,967	11,255	0.46%	8,786,021	9,722	0.45%	737	796	1,533
Short-term and secured borrowings	276,841	197	0.28%	43,289	196	1.81%	286	(285)	1
Long-term debt	344,788	4,928	5.72%	627,793	6,488	4.13%	(3,531)	1,971	(1,560)
Total interest-bearing liabilities	10,569,596	16,380	0.63%	9,457,103	16,406	0.70%	(2,508)	2,482	(26)
Noninterest-bearing demand deposits	3,552,717			3,101,219
Other liabilities	146,199			136,478
Equity	1,522,401			1,335,413
Total liabilities and equity	$15,790,913			$14,030,213
Net interest spread (3)(6)			3.02%			3.02%
Contribution of noninterest-bearing sources of funds			0.19%			0.21%
Net interest income/margin (3)(6)		122,937	3.21%		109,552	3.23%	$17,637	$(4,252)	$13,385
Less: tax equivalent adjustment		944			800
Net interest income, as reported		$121,993			$108,752
(footnotes on following page)

Table 2
Net Interest Income and Margin Analysis (Continued)
(Dollars in thousands)

	Quarterly Net Interest Margin Trend
	2015	2014
	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	3.65%	3.57%	3.72%	3.69%	3.72%
Cost of interest-bearing liabilities (6)	0.63%	0.73%	0.71%	0.69%	0.70%
Net interest spread (3)(6)	3.02%	2.84%	3.01%	3.00%	3.02%
Contribution of noninterest-bearing sources of funds	0.19%	0.23%	0.22%	0.21%	0.21%
Net interest margin (3)(6)	3.21%	3.07%	3.23%	3.21%	3.23%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $7.5 million and $6.2 million in net loan fees for the quarters ended March 31, 2015 and 2014, respectively.

(3)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. This is a non-U.S. GAAP measure. Refer to Table 23, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

(4)
Includes loans held-for-sale and nonaccrual loans. Average loans on a nonaccrual basis for the recognition of interest income totaled $69.3 million and $93.0 million for the quarters ended March 31, 2015 and 2014, respectively. Interest foregone on impaired loans was estimated to be approximately $671,000 and $870,000 for the quarters ended March 31, 2015 and 2014, respectively, calculated based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation ("FDIC") assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

(6)	Includes deposits held-for-sale.

Net interest income on a tax-equivalent basis increased $13.4 million, or 12%, to $122.9 million for first quarter 2015, compared to $109.6 million for the first quarter 2014. The growth in interest income for the first quarter 2015 was largely due to $12.9 million in higher interest income on loans generated from a $1.4 billion increase in average loan balances during the period. The increase in net interest income also benefited from a decrease in interest expense driven primarily by a $1.6 million reduction in long-term debt interest expense attributable to the interest savings on the $75.0 million partial redemption of our 10% junior subordinated debentures ("10% Debentures") in fourth quarter 2014, offset by $1.5 million in higher deposit costs due to higher average interest-bearing deposit balances and higher rates paid on brokered time deposits.

Average interest-earning assets grew $1.7 billion from the prior year period primarily driven by $1.4 billion of growth in average loan balances, with $910.2 million of the growth in the commercial and industrial portfolio and $399.5 million in the commercial real estate portfolio. Average interest-bearing deposits grew $1.2 billion from the prior year period, with growth in all categories of deposits. In the first quarter 2015, average short-term debt increased $233.6 million while average long-term debt decreased $283.0 million, primarily as a result of FHLB long-term advances replaced by short-term advances in the current period, as well as the $75.0 million partial redemption of the 10% Debentures mentioned above.

Net interest margin was 3.21% for the first quarter 2015, compared to 3.23% for first quarter 2014. For the comparative period, cost of funds improved 7 basis points, offset by a 2 basis point reduction in the value of noninterest-bearing liabilities. Interest-earning asset yields also declined 7 basis points, with the decline diluted by 4 basis points due to higher average cash balances in the first quarter 2015. Although loan yields declined by 4 basis points from first quarter 2014, they continue to benefit from our hedging program, increases in our specialty lending activity and non-recurring loan fees. Our commercial loan hedging program contributed 8 basis points to our loan yields for both first quarter 2015 and 2014. Approximately two-thirds of our loan portfolio is comprised of commercial loans, which include specialty lines such as healthcare and security industry group that can command pricing premiums due to elevated complexity, risk and the industry expertise required. Non-recurring fee income of $875,000 contributed 3 basis points to our loan yields in first quarter 2015, compared to non-recurring fee income and interest recoveries of $989,000 which contributed 4 basis points to our loan yields in the prior year period. The 7 basis points reduction on cost of funds for the quarter was driven by reduced borrowing costs from the partial redemption of the $75.0 million of our 10% Debentures in fourth quarter 2014 as discussed above. Average noninterest-bearing demand deposits and average equity, our principal sources of noninterest-bearing funds, increased in aggregate by $638.5 million from first quarter 2014, but the lower interest rate environment continues to reduce their value within net interest margin.

In the continued low interest rate environment, competition remains strong, which has influenced pricing. Future loan yields may be impacted by fluctuations in loan fees and interest income recognized as a result of recovery of interest on nonaccrual loans, acceleration of unamortized origination fees upon payoff or refinancing, prepayment and other fees received on certain event driven actions in accordance with the loan agreement. In the prolonged low interest rate environment, we have experienced a general decline in our loan core coupon yields (which excluded the effect of loan fees and our hedging program), primarily due to pricing compression on loan renewals and change in the composition of the portfolio. With over two-thirds of our loan portfolio indexed to one-month LIBOR, we would expect this trend to continue until there is a meaningful increase in interest rates. Despite the highly competitive environment, we maintain a selective and disciplined approach to structure, pricing and overall returns as we selectively add and develop client relationships. As discussed above, we continue to see some downward pressure on loan renewals, which remain very competitive, and have resulted in a compression on overall loan yields. Although we expect our net interest margin to benefit from a rise in short-term interest rates, it is more difficult to predict the impact on deposit costs as it depends on the mix of our funding sources, with wholesale and brokered time deposits commanding higher rates.

Provision for loan and covered loan losses

The provision for loan losses, excluding the provision for covered loans, totaled $5.5 million for the quarter ended March 31, 2015, up from $3.4 million for the same period in 2014. The provision for loan losses is a function of our allowance for loan loss methodology used to determine the allowance deemed adequate to cover inherent loan losses after net charge-offs have been deducted. The current quarter provision compared to the prior year quarter increased largely due to loan growth, offset by the benefit from portfolio improvement in most credit metrics and a reduced requirement for specific reserves on a smaller population of impaired loans. Impaired loans were $93.4 million at March 31, 2015, down 22% from $120.3 million at March 31, 2014. Net charge-offs for the quarter ended March 31, 2015 totaled $1.4 million and benefited from recoveries of $2.1 million compared to net recoveries of $210,000 for the same period in 2014. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see "Critical Accounting Policies" and "Credit Quality Management and Allowance for Loan Losses."

For the quarter ended March 31, 2015, we recorded a provision in the allowance for covered loan losses related to the loans purchased under the FDIC-assisted transaction loss share agreement of $155,000, compared to $258,000 for the quarter ended March 31, 2014. For further information regarding the FDIC-assisted transaction, see "Covered Assets."

Non-interest Income

Non-interest income is derived from a number of sources including fees from our asset management business, mortgage banking business and deposit services to our retail clients as well as fees from our various commercial products and services such as the sale of derivative products through our capital markets group, treasury management services, lending and servicing and syndication activities. The following table presents a composition of these multiple sources of revenue for the periods presented.

Table 3
Non-interest Income Analysis
(Dollars in thousands)

	Quarter Ended March 31,
	2015	2014	% Change
Asset management income:
Managed fee income	$3,829	$3,767	2
Custodian fee income	534	580	-8
Total asset management income	4,363	4,347	*
Mortgage banking	3,775	1,632	131
Capital markets products	4,172	4,083	2
Treasury management	7,327	6,599	11
Loan, letter of credit and commitment fees	5,106	4,634	10
Syndication fees	2,622	3,313	-21
Deposit service charges and fees and other income (1)	5,617	1,297	333
Subtotal fee revenue	32,982	25,905	27
Net securities gains	534	331	61
Total non-interest income	$33,516	$26,236	28
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(1)	First quarter 2015 includes the $4.1 million gain on sale of our Georgia branch.
* Less than 1%.

First quarter 2015 compared to first quarter 2014

Non-interest income for first quarter 2015 totaled $33.5 million, increasing $7.3 million, or 28% compared to $26.2 million for the first quarter 2014, and included a $4.1 million gain on sale of our Georgia branch that was completed during first quarter 2015. Certain revenue sources such as mortgage banking, capital markets and syndications fees are transactional in nature, and accordingly, tend to fluctuate, creating unevenness period to period.

For the first quarter 2015, asset management fee income was flat compared to first quarter 2014, as fees from new business added over the past year were largely offset by several large one-time estate fees included in the prior year period results. The majority of the growth in assets under management and administration ("AUMA") from a year ago occurred in the first quarter 2015 and will benefit fee income in future periods albeit at a lower level because much of the growth was in corporate and institutional products which typically have lower margins than personal AUMA products.

The following table presents the composition of AUMA, as of the dates shown.

	As of			% Change
	3/31/2015	12/31/2014	3/31/2014	3/31-12/31	3/31-3/31
AUMA:
Personal managed	$1,897,644	$1,786,633	$1,746,809	6	9
Corporate and institutional managed	1,826,215	1,347,299	1,386,215	36	32
Total managed assets	3,723,859	3,133,932	3,133,024	19	19
Custody assets	3,604,333	3,511,996	2,910,234	3	24
Total AUMA	$7,328,192	$6,645,928	$6,043,258	10	21
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

AUMA grew to $7.3 billion during the quarter compared to $6.6 billion at December 31, 2014 and $6.0 billion at March 31, 2014 with growth occurring in both managed and custody assets. Growth for both comparative periods is primarily attributable to continued client acquisition and cross-selling asset management services to new clients. The pricing on asset management accounts varies depending on the type of services provided. Managed fee income includes fees earned on investment management, personal trust and estate administration, and retirement plan and brokerage services. Custodian fee income includes fees earned on "qualified custodian," escrow accounts, and standard custody, all of which have significantly lower fees recognized than on managed assets. Fees earned on "qualified custodian" and escrow assets are typically a flat fee structure while standard custody and managed assets are generally based on the market value of the assets on the last day of the prior quarter or month and therefore subject to market volatility.

Revenue from our mortgage banking business, which includes gains on loans sold and certain mortgage related loan fees, increased $2.1 million, or 131% to $3.8 million in first quarter 2015 compared to first quarter 2014, due to a higher volume of loans sold and increased gain on sale despite tighter spreads for the current quarter compared to the prior year quarter. We sold $137.1 million of mortgage loans in the secondary market, generating gains of $2.9 million, in first quarter 2015 compared to $57.7 million of mortgage loans sold, generating gains of $1.3 million, in the prior year period. Both refinance and purchase activity increased compared to the first quarter 2014, with refinance activity representing the majority of loans sold attributable to a continued improvement in the purchase market related to the strengthening U.S. economy, combined with an increase in refinancing activity due to declining interest rates in first quarter 2015.

Capital markets revenue increased $89,000 from first quarter 2014 to $4.2 million for first quarter 2015 and included a negative $805,000 CVA in the current quarter compared to a negative CVA of $66,000 for the first quarter 2014. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income increased $828,000, or 20%, compared to first quarter 2014. The increase was attributable to higher notional volume as clients anticipate higher rates in 2015 and beyond. Our capital markets business opportunities are sensitive to the level of loan originations and our clients' outlook on interest rates.

Treasury management income increased $728,000, or 11%, from first quarter 2014 due to higher volume. The current year increase reflects the ongoing success in cross-selling treasury management services to new commercial clients as we continue to build client relationships, with approximately 75% of our commercial clients using treasury management services. Successful cross-sell and implementation of treasury management services may lag the closing of a credit facility by on average three to six months. Similar to loan originations, we continue to experience increased competition for treasury management services.

Loan, letter of credit, and commitment fees increased $472,000, or 10%, from first quarter 2014, primarily due to an $186,000, or 9%, increase in standby letter of credit fees and a $176,000, or 8%, increase in unused commitment fees. The majority of our unused commitment fees related to revolving facilities which at March 31, 2015 totaled $9.1 billion, of which $4.9 billion were unused. In comparison, at March 31, 2014, commitments related to revolving facilities totaled $7.7 billion, of which $4.1 billion were unused. The change from the prior year period reflects new client relationships since first quarter 2014.

Syndication fees declined $691,000, or 21%, to $2.6 million from first quarter 2014. During the first quarter 2015, we participated in 15 syndicated transactions (all of which we led or co-led), totaling $467.1 million in commitments, of which we retained $208.7 million in commitments. In the prior year period, we participated in 14 syndicated loan transactions (5 of which we led or co-led), totaling $701.3 million in commitments, while retaining $304.6 million in commitments. We expect syndication opportunities to continue as we grow our loan portfolio, specifically commercial and commercial real estate. Syndication fees tend to fluctuate period to period depending on market conditions, loan origination trends, portfolio management decisions (including structure of the transactions), and timing of deal closings.

Deposit service charges and fees and other income increased $4.3 million from first quarter 2014 to $5.6 million largely due to the $4.1 million gain on sale of our Georgia branch in first quarter 2015.

Non-interest Expense

Table 4
Non-interest Expense Analysis
(Dollars in thousands)

	Quarter Ended March 31,
	2015	2014	% Change
Compensation expense:
Salaries and wages	$27,002	$24,973	8
Share-based costs	5,143	3,685	40
Incentive compensation and commissions	11,062	8,244	34
Payroll taxes, insurance and retirement costs	9,154	7,718	19
Total compensation expense	52,361	44,620	17
Net occupancy and equipment expense	7,864	7,776	1
Technology and related costs	3,421	3,283	4
Marketing	3,578	2,413	48
Professional services	2,310	2,759	-16
Outsourced servicing costs	1,680	1,464	15
Net foreclosed property expense	1,328	2,823	-53
Postage, telephone, and delivery	862	825	4
Insurance	3,211	2,903	11
Loan and collection:
Loan origination and servicing expense	1,626	799	104
Loan remediation expense	642	257	150
Total loan and collection expense	2,268	1,056	115
Other operating expense:
Supplies and printing	165	160	3
Subscriptions and dues	319	298	7
Education and training	284	214	33
Internal travel and entertainment	323	346	-7
Investment manager expense	645	706	-9
Bank charges	296	215	38
Intangibles amortization	655	756	-13
Provision for unfunded commitments	376	496	-24
Other expenses	1,199	2,637	-55
Total other operating expenses	4,262	5,828	-27
Total non-interest expense	$83,145	$75,750	10
Full-time equivalent ("FTE") employees at period end	1,165	1,130	3
Operating efficiency ratios:
Non-interest expense to average assets	2.14%	2.19%
Net overhead ratio (1)	1.27%	1.43%
Efficiency ratio (2)	53.14%	55.79%

(1)	Computed as non-interest expense, less non-interest income, annualized, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 23, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

First quarter 2015 compared to first quarter 2014

Non-interest expense increased by $7.4 million, or 10%, for first quarter 2015 compared to first quarter 2014. The increase primarily reflects higher compensation expense, loan and collection expense and marketing costs. This was partially offset by a decrease in net foreclosed property expense and other expenses in first quarter 2015 compared to first quarter 2014.

Compensation expense increased $7.7 million, or 17%, over first quarter 2014, due to additional staffing to support our growing business, annual salary adjustments, and increased incentive compensation accruals. Salary and wages were up $2.0 million, or 8%, primarily due to a higher FTE base, as well as annual compensation adjustments. Share-based costs increased $1.5 million, or 40%, and is largely attributable to the structure of certain awards granted in the first quarter 2015, triggering a shorter service period of expense recognition. Incentive compensation was up by $2.8 million, or 34%, compared to first quarter 2014, due to higher mortgage banking commissions and incentive compensation plan accruals. New incentive compensation programs in development could contribute additional expense during the year.

Marketing expense increased $1.2 million, or 48%, from first quarter 2014, as a result of our continuing client development activities.

Professional services expense, which includes fees paid for legal services in connection with corporate activities, accounting, and consulting services, declined $449,000, or 16%, from first quarter 2014, primarily due to reduced consulting services for risk management.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, and property ownership costs associated with the maintenance of OREO, declined $1.5 million, or 53%, compared to first quarter 2014. The decline is primarily due to a $528,000 reduction in lower OREO valuation write-downs compared to the prior year period. In addition, property ownership costs, such as property management and real estate taxes, were down $526,000 from the prior year quarter as the population of OREO had declined from $23.6 million at March 31, 2014 to $15.6 million at March 31, 2015.

Insurance expense increased $308,000, or 11%, from first quarter 2014 and was primarily due to higher FDIC deposit insurance in 2015 due to overall asset growth, increase in loan balances, and certain loan classifications, along with a shift in our deposit mix.

Loan and collection expense, which consists of certain non-reimbursable costs associated with loan origination and servicing and loan remediation costs for problem and nonperforming loans, increased $1.2 million, or 115%, from first quarter 2014 largely due to increased mortgage activity. Loan origination and servicing which comprises over 70% of loan and collection expense, was higher due to a significant increase in mortgage origination activity compared to first quarter 2014 as the purchase market returned to a more normalized level compared to a low point experienced in first quarter 2014 and increased refinance activity due to lower rate movements earlier in the quarter. Loan remediation related costs increased largely due to one-time credit on forced-placed insurance and certain covered asset expenses recorded in the first quarter of 2014.

Other expenses declined $1.6 million, or 27%, from first quarter 2014. Other expenses include bank charges, costs associated with the CDARS® product offering, intangible asset amortization, education-related costs, subscriptions, provision for unfunded commitments, and miscellaneous losses and expenses. The decrease was largely due to expense reductions across various categories, including a lower provision for unfunded commitments, a reduced charge on our CRA investments, lower intangible asset amortization, and reduction in other miscellaneous operating losses.

Our efficiency ratio was 53.1% for first quarter 2015, improving from 55.8% for first quarter 2014, reflecting revenue increasing at a higher percentage than our expenses, largely aided by the gain on sale of the Georgia branch in first quarter 2015. Further meaningful improvement in the efficiency ratio will likely depend on a rise in interest rates.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. For the quarter ended March 31, 2015, we recorded an income tax provision of $25.2 million on pre-tax income of $66.7 million (equal to a 37.8% effective tax rate) compared to an income tax provision of $21.0 million on pre-tax income of $55.5 million for the quarter ended March 31, 2015 (equal to a 37.9% effective tax rate).

Net deferred tax assets totaled $88.9 million at March 31, 2015. We have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded during the quarter. This conclusion was based in part on the fact that the Company has cumulative book income for financial statement purposes at March 31, 2015, measured on a trailing three-year basis. In addition, we considered the Company's recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

For calendar year 2015, we currently expect the effective tax rate to be in the range of 37.5-38.5%, although a number of factors will continue to influence that estimate.

Operating Segments Results

We have three primary business segments: Banking, Asset Management, and Holding Company Activities.

Banking

Our Banking segment is the Company's most significant segment, representing 89% of consolidated total assets and generating nearly all of our net income. The profitability of our Banking segment is dependent on net interest income, provision for loan and covered loan losses, non-interest income, and non-interest expense. The net income for the Banking segment for the quarter ended March 31, 2015 was $46.1 million, an increase of $6.1 million from net income of $40.0 million for the prior year period. The increase in net income for the Banking segment was primarily due to $11.3 million increase in net interest income due to 11% loan growth since the prior year period. In addition, non-interest expenses increased $7.3 million, as compared to the prior year period, due to an increase in salaries and incentive compensation primarily driven by new hires, salary increases and higher incentive compensation accruals tied to improved performance.

Total loans for the Banking segment increased $278.3 million to $12.2 billion at March 31, 2015 from $11.9 billion at December 31, 2014. Total deposits, excluding deposits held-for-sale, were $14.2 billion and $13.2 billion at March 31, 2015 and December 31, 2014, respectively.

Asset Management

The Asset Management segment includes investment management, personal trust and estate administration, custodial and escrow, retirement plans and brokerage services.

Net income from Asset Management declined to $576,000 for first quarter 2015 from $642,000 for the prior year period. The decline was attributable to a higher level of compensation and benefit costs. AUMA grew to $7.3 billion at March 31, 2015 from $6.6 billion at December 31, 2014 and from $6.0 billion at March 31, 2014 benefiting from growth in both managed and custody assets due to new client balances and improved market performance.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in the Bank. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of compensation expense allocated to the Holding Company and professional fees. The Holding Company Activities segment reported a net loss of $5.2 million for the quarter ended March 31, 2015, compared to a net loss of $6.1 million for the prior year period. The Holding Company had $54.5 million in cash at quarter ended March 31, 2015, compared to $60.6 million at December 31, 2014.

Additional information about our operating segments are also discussed in Note 16 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

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

Table 5
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of March 31, 2015			As of December 31, 2014
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$244,556	$243,608	9	$268,265	$269,697	10
U.S. Agency securities	46,806	46,847	2	46,258	46,959	2
Collateralized mortgage obligations	127,828	123,181	4	136,933	132,633	5
Residential mortgage-backed securities	829,413	802,921	29	846,078	822,746	29
State and municipal securities	382,134	374,125	14	347,310	340,810	13
Foreign sovereign debt	500	500	*	500	500	*
Total available-for-sale	1,631,237	1,591,182	58	1,645,344	1,613,345	59
Held-to-Maturity
Collateralized mortgage obligations	56,936	58,209	2	57,943	59,960	2
Residential mortgage-backed securities	923,368	909,643	33	892,162	885,235	32
Commercial mortgage-backed securities	192,024	190,932	7	181,437	183,021	7
State and municipal securities	1,074	1,069	*	1,073	1,069	*
Total held-to-maturity	1,173,402	1,159,853	42	1,132,615	1,129,285	41
Total securities	$2,804,639	$2,751,035	100	$2,777,959	$2,742,630	100

*	Less than 1%

As of March 31, 2015, our securities portfolio totaled $2.8 billion, up slightly compared to December 31, 2014. During the quarter ended March 31, 2015, purchases of securities totaled $124.2 million, with $57.7 million in the available-for-sale portfolio and $66.5 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential mortgage-backed securities, as well as purchases of residential and commercial mortgage-backed securities and state and municipal securities.

In conjunction with ongoing portfolio management and rebalancing activities, during the quarter ended March 31, 2015, we sold $28.9 million in state and municipal securities and U.S. Treasury securities, resulting in a net securities gain of $534,000.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprised 76% of the total portfolio at March 31, 2015. All of the mortgage-backed securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage-backed securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 14% of the total portfolio at March 31, 2015. This type of security has historically experienced very low default rates and provided a predictable cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit strength when evaluating a purchase or sale decision.

At March 31, 2015, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $24.4 million, an increase of $4.9 million from December 31, 2014 due to decreases in interest rates and the corresponding increase in the value of the security as a result. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future market volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

The following table summarizes activity in the Company's investment securities portfolio during 2015. There were no transfers of securities between investment categories during the year.

Table 6
Investment Portfolio Activity
(Dollars in thousands)

	Quarter Ended March 31, 2015
	Available-for-Sale	Held-to-Maturity
Balance at beginning of period	$1,645,344	$1,129,285
Additions:
Purchases	57,733	66,457
Reductions:
Sales proceeds	(28,931)	—
Net gains on sale	534	—
Principal maturities, prepayments and calls, net of gains	(48,884)	(34,460)
Amortization of premiums and accretion of discounts	(2,615)	(1,429)
Total reductions	(79,896)	(35,889)
Increase in market value	8,056	—	(1)
Balance at end of period	$1,631,237	$1,159,853

(1)
The held-to-maturity portfolio is recorded at cost, with no adjustment for the $3.3 million unrealized loss in the portfolio at the beginning of 2015 or the increase in market value of $10.2 million for the quarter ended March 31, 2015.

The following table presents the maturities of the different types of investments that we owned at March 31, 2015, and the corresponding interest rates.

Table 7
Maturity Distribution and Portfolio Yields
(Dollars in thousands)

	As of March 31, 2015
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$—	—%	$243,608	1.07%	$—	—%	$—	—%
U.S. Agency securities	—	—%	46,847	1.30%	—	—%	—	—%
Collateralized mortgage obligations (1)	4,513	4.69%	118,668	3.19%	—	—%	—	—%
Residential mortgage-backed securities (1)	5	5.05%	577,378	3.25%	225,016	2.17%	522	7.45%
State and municipal securities (2)	10,271	3.55%	163,878	2.04%	192,230	2.03%	7,746	2.26%
Foreign sovereign debt	500	1.51%	—	—%	—	—%	—	—%
Total available-for-sale	15,289	3.82%	1,150,379	2.53%	417,246	2.11%	8,268	2.59%
Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	58,209	1.41%	—	—%	—	—%
Residential mortgage-backed securities (1)	—	—%	439,764	2.47%	257,806	2.43%	212,073	2.95%
Commercial mortgage-backed securities (1)	—	—%	120,617	1.67%	70,315	2.21%	—	—%
State and municipal securities (2)	815	2.98%	254	2.80%	—	—%	—	—%
Total held-to-maturity	815	2.98%	618,844	2.21%	328,121	2.38%	212,073	2.95%
Total securities	$16,104	3.78%	$1,769,223	2.42%	$745,367	2.23%	$220,341	2.94%

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

LOAN PORTFOLIO AND CREDIT QUALITY (excluding covered assets)

The following discussion of our loan portfolio and credit quality excludes covered assets. Covered assets represent assets acquired through an FDIC-assisted transaction that are subject to a loss share agreement and are presented separately on the Consolidated Statements of Financial Condition. For additional discussion of covered assets, refer to "Covered Assets" further in "Management’s Discussion and Analysis".

Portfolio Composition

Table 8
Loan Portfolio
(Dollars in thousands)

	March 31, 2015	% of Total	December 31, 2014	% of Total	% Change in Balances
Commercial and industrial	$6,213,029	51	$5,996,070	50	4
Commercial – owner-occupied real estate	1,977,601	16	1,892,564	16	4
Total commercial	8,190,630	67	7,888,634	66	4
Commercial real estate	2,411,359	20	2,323,616	20	4
Commercial real estate – multi-family	492,695	4	593,103	5	-17
Total commercial real estate	2,904,054	24	2,916,719	25	*
Construction	357,258	3	381,102	3	-6
Total commercial real estate and construction	3,261,312	27	3,297,821	28	-1
Residential real estate	376,741	3	361,565	3	4
Home equity	138,734	1	142,177	1	-2
Personal	203,067	2	202,022	2	1
Total loans	$12,170,484	100	$11,892,219	100	2
* Less than 1%

Total loans were $12.2 billion at March 31, 2015, compared to $11.9 billion at December 31, 2014. Loans grew by $278.3 million during the quarter ended March 31, 2015, with the growth primarily in commercial and industrial loans, which increased $302.0 million from year end 2014. New client activity of $385.8 million was offset by a net decrease in borrowings from existing clients largely due to above average payoffs. Our five-quarter trailing average loan growth is approximately $305.3 million at March 31, 2015, increasing $148.3 million compared to $157.0 million a year ago. The growth rate is driven by quarterly relationship growth, both for new and existing clients. Commercial real estate loans decreased $12.7 million from year end 2014, due to increased payoffs in the portfolio, with average payoff activity in first quarter 2015 $63.0 million higher than the five quarter average. Payoffs during the quarter included property sales, clients obtaining permanent financing, project completion, and decreased line usage. This is indicative of the uneven commercial real estate loan life cycle as we are a short and intermediate term commercial real estate lender. Revolving line usage on the overall loan portfolio increased slightly to 46% at March 31, 2015, from 45% at December 31, 2014.

Overall loan growth continues to be impacted by heightened competition from bank and nonbank competitors which is affecting borrowers' expectations regarding both pricing and structure. Our strategy is to maintain a disciplined approach to pricing and structuring new credit opportunities and continue to develop comprehensive client relationships. Given the competitive environment, we may experience uneven loan growth from quarter-to-quarter.

Much of our recent loan growth has been focused in commercial and industrial, which represents 67% of our portfolio at March 31, 2015. Within the commercial and industrial portfolio, the healthcare portfolio increased $105.9 million and the finance and insurance portfolio increased $102.2 million from December 31, 2014. The commercial and industrial portfolio generally provides us higher yields, principally in specialty lines such as healthcare and security industry group, than other segments of our loan portfolio and provides greater potential for us to cross-sell other products and services.

In the normal course of our business, we participate in loan transactions that involve a number of banks, primarily to maintain and build client relationships with a view to cross-selling products and originating loans for the borrowers in the future. Although we may strive to lead or co-lead the arrangement, we will also participate with other banks when we have a relationship with the borrower. Loan syndications assist us with decreasing credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our $12.2 billion in total loans at March 31, 2015, we were party to $4.1 billion of loans with other financial institutions, which included $2.6 billion in shared national credits ("SNCs") and $1.5 billion in retained balances in syndicated loans that were led or co-led by us. SNC transactions are typically led by larger institutions.

The following table summarizes the composition of our commercial loan portfolio at March 31, 2015 and December 31, 2014. Our commercial loan portfolio is categorized in the table based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client's ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client's underlying business activity changes, classification differences between periods will arise.

Table 9
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Healthcare	$1,892,977	23	$1,787,092	23
Manufacturing	1,743,868	21	1,746,328	22
Finance and insurance	881,395	11	779,146	10
Wholesale trade	690,463	8	685,247	9
Real estate, rental and leasing	552,710	7	549,467	7
Administrative, support, waste management and remediation services	542,537	7	505,939	6
Professional, scientific and technical services	491,047	6	447,483	6
Architecture, engineering and construction	302,033	4	288,527	4
Retail	277,997	3	277,393	3
All other (1)	815,603	10	822,012	10
Total commercial (2)	$8,190,630	100	$7,888,634	100

(1)	All other consists of numerous smaller balances across a variety of industries with no category greater than 3%.

(2)	Includes owner-occupied commercial real estate of $2.0 billion and $1.9 billion at March 31, 2015 and December 31, 2014, respectively.

One of the largest segments within our commercial lending business is the healthcare industry. We have a specialized niche in the skilled nursing, assisted living, and residential care segment of the healthcare industry. Loan relationships to these providers tend to be larger extensions of credit with borrowers primarily represented by for-profit businesses. At March 31, 2015, 23% of the commercial loan portfolio and 16% of the total loan portfolio was composed of loans extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. The facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Accordingly, our clients and their ability to service this debt may be adversely impacted by the financial health of state or federal payors. In recent years, there have been reductions in the reimbursement rates in certain states and government entities are taking longer to reimburse. Despite some impact on client cash flows as a result, to date the healthcare loan portfolio segment has experienced minimal defaults and losses.

Our manufacturing portfolio, representing 21% of our commercial lending business at March 31, 2015, is well diversified among sub-industry and product types with particular focus on serving clients in the key geographic markets in which we operate. The manufacturing industry segment is a key component of our core business. As the general market environment for manufacturing in our markets has improved over the past several years, the manufacturing segment of the portfolio has had a significant effect on the improvement in the credit performance in the commercial portfolio.

At March 31, 2015, approximately 11%, or $1.3 billion of our total loan portfolio was characterized as higher-risk commercial and industrial loans, as defined for regulatory purposes, compared to 10% or $1.2 billion as of December 31, 2014. Of the $141.0 million increase since year-end 2014, $77.6 million is due to new commitments. Higher-risk commercial and industrial loans are a portion of our total leveraged loans and are primarily underwritten on the recurring earnings of the borrower, where the ratio of debt to earnings is elevated compared to other commercial loans that are not characterized as higher-risk. These metrics were defined by the FDIC in late 2012. Our higher-risk commercial and industrial loans are spread across multiple industries, generally command higher loan yields as a premium for underwriting the additional risk due to their leveraged position, and typically have lower collateral coverage than similar commercial and industrial loans that are not classified as higher-risk. Based on our historical experience, the probability of default and loss given default have been higher than our commercial and industrial loans as a whole and we take this into account in establishing our allowance for loan losses.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at March 31, 2015 and December 31, 2014.

Table 10
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Retail	$681,323	23	$608,102	21
Multi-family	492,695	17	593,103	20
Office	528,869	18	543,657	19
Healthcare	365,480	13	361,476	12
Industrial/warehouse	279,389	10	264,976	9
Land	210,550	7	199,497	7
Residential 1-4 family	86,173	3	76,995	3
Mixed use/other	259,575	9	268,913	9
Total commercial real estate	$2,904,054	100	$2,916,719	100
Construction
Multi-family	$109,327	30	$113,206	30
Retail	98,121	27	100,086	26
Industrial/warehouse	55,696	16	43,779	11
Residential 1-4 family	33,104	9	32,419	9
Healthcare	16,171	5	22,382	6
Office	16,185	5	14,447	4
Mixed use/other	28,654	8	54,783	14
Total construction	$357,258	100	$381,102	100

Of the combined commercial real estate and construction portfolios, the three largest categories at March 31, 2015 were retail, multi-family, and office real estate, which represent 24%, 18% and 17%, respectively of the combined portfolios. Our commercial real estate and construction portfolio strategy is focused on achieving market share in core real estate classes in the key geographic markets in which we operate. Despite higher than average payoffs during the first quarter 2015, we continue to grow our commercial real estate and construction portfolio opportunities with real estate developers we have relationships with, and, in many cases, have done business with in the past. From an overall portfolio performance perspective, management believes the business execution plans of these borrowers continue to perform at satisfactory levels.

Within the commercial real estate portfolio, our exposure to land loans totaled $210.6 million at March 31, 2015, increasing $11.1 million, or 6%, from $199.5 million at December 31, 2014. Land remains a less liquid asset class as buyers and sellers may hold divergent future development outlooks for the land, therefore affecting saleability and market prices. As a percentage of the commercial real estate portfolio, land loans were 7% at both March 31, 2015 and December 31, 2014, respectively.

The construction portfolio totaled $357.3 million at March 31, 2015, a decrease of $23.8 million, compared to $381.1 million at December 31, 2014, as $84.5 million of construction loans were reclassified to commercial or commercial real estate at the completion of the construction phase.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of March 31, 2015, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 11
Maturities and Sensitivities of Loans to Changes in Interest Rates (1)
(Amounts in thousands)

	As of March 31, 2015
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$1,983,859	$6,070,619	$136,152	$8,190,630
Commercial real estate	926,848	1,742,096	235,110	2,904,054
Construction	109,684	244,317	3,257	357,258
Residential real estate	9,156	3,731	363,854	376,741
Home equity	22,401	62,740	53,593	138,734
Personal	122,242	80,815	10	203,067
Total	$3,174,190	$8,204,318	$791,976	$12,170,484
Loans maturing after one year:
Predetermined (fixed) interest rates		$193,782	$222,696
Floating interest rates		8,010,536	569,280
Total		$8,204,318	$791,976

(1)
Maturities are based on contractual maturity date. Actual timing of repayment may differ from those reflected in the table as clients may choose to pre-pay their outstanding balance prior to the contractual maturity date.

Of the $8.6 billion in loans maturing after one year with a floating interest rate, $1.2 billion are subject to interest rate floors, of which $1.1 billion have such floors in effect at March 31, 2015. In recent quarters, it has been difficult to retain the interest rate floor feature as loans renew, which has contributed to loan yield compression. For further analysis and information related to interest sensitivity, see Item 3 "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-Q.

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

Table 12
Client Relationships with Commitments > $25 Million
(Dollars in thousands)

	March 31, 2015	December 31, 2014
Commitments > $25 million
Number of client relationships > $25 million	140	136
Percentage that are commercial and industrial businesses	91%	88%
Total commitments > $25 million	$4,557,422	$4,339,470
Funded loan balances	$2,429,545	$2,301,805
Funded loan balances as a percent of total loan portfolio	20%	19%

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

Nonperforming assets include nonperforming loans and real estate that has been acquired primarily through foreclosure proceedings and are awaiting disposition. Nonperforming loans consist of nonaccrual loans, including restructured loans that remain on nonaccrual. We specifically exclude restructured loans that accrue interest from our definition of nonperforming loans.

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

Nonperforming loans totaled $71.0 million at March 31, 2015, up 5% from $67.5 million at December 31, 2014 and down 24% from March 31, 2014. Because our loan portfolio contains loans that may be larger in size in order to accommodate the financing needs of some of our borrowers, changes in the performance of larger credits could create fluctuations in our credit quality metrics, including nonperforming, special mention and potential problem loans. At March 31, 2015, two nonperforming loans in excess of $9.0 million comprised 31% of our total nonperforming loans. Nonperforming loan inflows which are primarily comprised of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status) have steadily declined nearly every quarter since second quarter 2010, troughed in fourth quarter 2014 at $6.1 million and increased by $10.2 million to $16.3 million in first quarter 2015 from the fourth quarter 2014. Of the total $16.3 million in nonperforming loan inflows, 73%, or $12.4 million was from two commercial credits. As shown in Table 14, first quarter 2015 nonperforming loan inflows were partially offset by paydowns, payoffs, dispositions, and charge-offs. Nonperforming loans as a percent of total loans was 0.58% at March 31, 2015, relatively flat from 0.57% at December 31, 2014 and down from 0.86% at March 31, 2014.

Nonperforming assets declined 2% from the prior year end to $86.6 million at March 31, 2015 and declined 26% from March 31, 2014. The improvement in nonperforming assets was largely attributable to paydowns, payoffs and sales. Nonperforming assets as a percentage of total assets were 0.53% at March 31, 2015, comparative to 0.54% at December 31, 2014.

OREO declined $1.8 million, or 10%, to $15.6 million from $17.4 million at December 31, 2014, as inflows to OREO were more than offset by sales of OREO and valuation adjustments as we continue to dispose and settle these properties.

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, special mention, potential problem and past due loans for the past five periods.

Table 13
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	2015	2014
	March 31	December 31	September 30	June 30	March 31
Nonaccrual loans:
Commercial	$38,973	$31,047	$33,348	$34,522	$31,074
Commercial real estate	15,619	19,749	19,079	21,953	40,928
Residential real estate	4,763	5,274	9,723	9,337	9,354
Personal and home equity	11,663	11,474	11,279	10,777	12,471
Total nonaccrual loans	71,018	67,544	73,429	76,589	93,827
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	71,018	67,544	73,429	76,589	93,827
OREO	15,625	17,416	17,293	19,823	23,565
Total nonperforming assets	$86,643	$84,960	$90,722	$96,412	$117,392
Nonaccrual troubled debt restructured loans (included in nonaccrual loans):
Commercial	$17,333	$20,113	$17,746	$6,046	$6,346
Commercial real estate	12,335	8,005	8,103	8,403	15,452
Residential real estate	1,737	1,881	1,512	1,534	2,671
Personal and home equity	5,985	6,299	5,467	5,033	4,433
Total nonaccrual troubled debt restructured loans	$37,390	$36,298	$32,828	$21,016	$28,902
Restructured loans accruing interest:
Commercial	$20,775	$21,124	$19,901	$30,329	$23,626
Commercial real estate	177	199	807	1,220	1,252
Personal and home equity	1,416	1,422	1,428	1,433	1,584
Total restructured loans accruing interest	$22,368	$22,745	$22,136	$32,982	$26,462
Special mention loans	$102,651	$100,989	$76,611	$119,878	$87,329
Potential problem loans	$107,038	$87,442	$119,770	$125,033	$106,474
30-89 days past due loans	$9,217	$11,816	$3,457	$3,683	$13,088
Nonperforming loans to total loans	0.58%	0.57%	0.64%	0.69%	0.86%
Nonperforming loans to total assets	0.43%	0.43%	0.48%	0.52%	0.66%
Nonperforming assets to total assets	0.53%	0.54%	0.60%	0.66%	0.82%
Allowance for loan losses as a percent of nonperforming loans	221%	226%	204%	191%	156%

The following table presents changes in our nonperforming loans for the past five periods.

Table 14
Nonperforming Loans Rollforward
(Amounts in thousands)

	Quarter Ended
	2015	2014
	March 31	December 31	September 30	June 30	March 31
Nonperforming loans:
Balance at beginning of period	$67,544	$73,429	$76,589	$93,827	$94,238
Additions:
New nonaccrual loans (1)	16,279	6,052	16,767	16,327	14,882
Reductions:
Return to performing status	(97)	(439)	—	—	(119)
Paydowns and payoffs, net of advances	(4,841)	(457)	(16,371)	(19,936)	(3,326)
Net sales	(2,407)	(1,800)	(1,053)	(7,875)	(6,327)
Transfer to OREO	(2,152)	(6,177)	(776)	(1,111)	(689)
Charge-offs	(3,308)	(3,064)	(1,727)	(4,643)	(4,832)
Total reductions	(12,805)	(11,937)	(19,927)	(33,565)	(15,293)
Balance at end of period	$71,018	$67,544	$73,429	$76,589	$93,827
Nonaccruing troubled debt restructured loans (included in nonperforming loans):
Balance at beginning of period	$36,298	$32,828	$21,016	$28,902	$32,182
Additions:
New nonaccrual troubled debt restructured loans (1)	6,666	3,487	17,662	2,098	1,820
Reductions:
Return to performing status	(78)	—	—	—	—
Paydowns and payoffs, net of advances	(2,336)	234	(5,721)	(8,211)	(1,483)
Net sales	(140)	—	—	(1,100)	(3,356)
Transfer to OREO	(874)	(133)	—	(552)	—
Charge-offs	(2,146)	(118)	(129)	(121)	(261)
Total reductions	(5,574)	(17)	(5,850)	(9,984)	(5,100)
Balance at end of period	$37,390	$36,298	$32,828	$21,016	$28,902

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

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

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing appraisal. If the most recent appraisal is greater than one-year old, a new appraisal of the underlying collateral is obtained. For collateral-dependent impaired loans that are secured by real estate, we generally obtain "as is" appraisal values in order to evaluate impairment. When a collateral-dependent loan is secured by non-real estate collateral such as receivables, inventory, or equipment, the fair value is generally determined based upon appraisals, field exams, or receivable reports. The valuation techniques and inputs are reviewed internally by workout and/or asset-based specialists for reasonableness of estimated liquidation costs, collectability probabilities, and other market data. Appraisals for real estate collateral-dependent impaired loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is performed at the six-month interval between annual appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either adjusted downward or a new appraisal is required to support the value of the impaired loan.

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

As of March 31, 2015, the average appraisal age used in the impaired loan valuation process was approximately 145 days. The amount of impaired assets which, by policy, requires an independent appraisal, but does not have a current external appraisal at March 31, 2015 due to the timing of the receipt of the appraisal is not material. In situations such as this, we perform an internal assessment to determine if a probable impairment reserve is required for the account based on our experience in the related asset class and type.

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. The methodology takes into account at a product level originating line of business (transformational or legacy), year of origination, the risk-rating migration of the loans, and historical default and loss history of similar products. Using this information, the methodology produces loss estimates which provide a range of possible reserve amounts by product type. Use of the loss emergence period information by product type provides an important reference point for determining the appropriate level within a range of reserves for a specific product category. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model as well as market and economic data, estimate of the loss emergence period and management judgment. We consider relevant factors related to individual product types and will also consider, when appropriate, changes in lending practices, changes in business or economic conditions, changes in the nature and volume of loans, changes in staffing or management, changes in the quality of our results from loan reviews (which includes credit quality trends and risk rating accuracy), changes in collateral values, concentration risks, and other external factors such as legal or regulatory matters relevant to management’s assessment of required reserve levels. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve is outside the range determined through the quantitative framework with respect to a given product type.

The Bank has limited exposure to junior collateral position in any product type with the exception of home equity lines of credit ("HELOCs"). This product is by definition usually secured in the junior position to the first mortgage on the related property. The

Bank evaluates the allowance for loan losses for HELOCs as one of our six primary, segregated product types and considers the potential impact of the junior security position (as opposed to our generally senior position in all other product types) in setting final allocated reserve amounts for this product. Our allowance reflects the performance and loss history of our portfolio.

In our evaluation of the quantitatively-determined range and the adequacy of the allowance at March 31, 2015, we considered a number of factors for each product that included, but were not limited to, the following:

•
for the commercial portfolio product type, the pace of growth in the commercial loan sector, portfolio credit performance, impact of competition on loan structures, the existence of larger individual credits and specialized industry concentrations, sensitivity of leveraged lending on our overall portfolio performance, comparison of our default rates to overall U.S. industry averages at industry subsets, default emergence in recent years compared to historical stressed periods, the loss emergence period, results of "back testing" of model results versus actual recent charge-off history, recent rating migrations into problem loan categories and other portfolio trends, as well as general macroeconomic indicators, such as GDP, employment trends and manufacturing activity;

•
for the commercial real estate portfolio product type, the potential impact of general commercial real estate trends, particularly occupancy and leasing rate trends, charge-off severity, nonperforming loan inflows, default likelihood in our book versus the general U.S. averages, loss emergence period, default emergence from recent years compared to historical stressed periods, results of "back testing" of model results versus recent charge-off history, collateral value changes in commercial real estate, less stringent underwriting standards in the marketplace leading to more competitive credit structures, and the impact that a negative general macroeconomic condition could have on this sector;

•
for the construction portfolio product type, construction employment, industry experience on construction loan losses, loss emergence period, construction spending rates, less stringent underwriting standards in the marketplace leading to more competitive credit structures, and improved valuation basis of the recent growth in the portfolio; and

•
for the residential, home equity, and personal portfolio product types, home price indices and delinquency rates, portfolio trends and borrowers' credit strength, loss emergence period, and general economic conditions and interest rate trends which impact these products.

In determining our reserve levels at March 31, 2015, we established a general reserve that includes management's qualitative assessment, which increased the reserve to a slightly higher output than our model's quantitative output range, in total. This judgment was influenced primarily by recent indicators in our transformational commercial portfolio which have not yet been fully incorporated into the model output, specifically, (i) volatility of risk rating migration levels into special mention and potential problem loan categories not fully reflected in the model, (ii) the impact of competition on loan structures, and (iii) performance of, and growth in leveraged lending transactions. In our transformational commercial real estate portfolio, this judgment was influenced by (i) competition in the marketplace leading to competitive credit structures for certain transactions and (ii) a modest increase in property types with a historically higher risk profile. A reduction in the management qualitative reserve in our transformational home equity portfolio was driven by (i) stronger underlying borrower performance within the portfolio, (ii) a relatively mixed collateral distribution of senior and junior lien debt, (iii) the portfolio’s relative concentration in more recent loan vintages at lower valuation basis and (iv) stronger underwriting standards.

Management also considers the amount and characteristics of the accruing TDRs removed from the general reserve formulas as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

The establishment of the allowance for loan losses involves a high degree of judgment and includes an inherent level of imprecision given the difficulty of identifying all the factors impacting loan repayment and the timing of when losses will actually occur. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including, but not limited to, client performance, the economy, changes in interest rates and property values, and the interpretation by regulatory authorities of loan classifications.

Although we determine the amount of each element of the allowance separately and consider this process to be an important credit management tool, the entire allowance for loan losses is available for the entire loan portfolio.

Management evaluates the adequacy of the allowance for loan losses and reviews the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of March 31, 2015, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including for those loans where the loss is not yet identifiable).

As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

The accounting policies underlying the establishment and maintenance of the allowance for loan losses through provisions charged to operating expense are discussed more fully in Note 1 of "Notes to Consolidated Financial Statements" of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014.

The following table presents changes in the allowance for loan losses, excluding covered assets, for the periods presented.

Table 15
Allowance for Loan Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Quarter Ended
	2015	2014
	March 31	December 31	September 30	June 30	March 31
Change in allowance for loan losses:
Balance at beginning of period	$152,498	$150,135	$146,491	$146,768	$143,109
Loans charged-off:
Commercial	(2,202)	(1,732)	(227)	(2,142)	(1,487)
Commercial real estate	(887)	(417)	(1,133)	(2,082)	(2,582)
Construction	—	1	(7)	—	—
Residential real estate	(37)	(847)	(252)	(180)	(235)
Home equity	(371)	(130)	(172)	(268)	(447)
Personal	(10)	(7)	(8)	(13)	(130)
Total charge-offs	(3,507)	(3,132)	(1,799)	(4,685)	(4,881)
Recoveries on loans previously charged-off:
Commercial	511	720	1,145	813	3,662
Commercial real estate	598	270	356	1,360	688
Construction	19	57	6	9	7
Residential real estate	57	231	9	135	300
Home equity	70	73	67	60	28
Personal	873	167	128	20	406
Total recoveries	2,128	1,518	1,711	2,397	5,091
Net (charge-offs) recoveries	(1,379)	(1,614)	(88)	(2,288)	210
Provisions charged to operating expense	5,491	3,977	3,732	2,011	3,449
Balance at end of period	$156,610	$152,498	$150,135	$146,491	$146,768
Allowance as a percent of loans at period end	1.29%	1.28%	1.30%	1.32%	1.34%
Average loans, excluding covered assets	$12,049,687	$11,750,702	$11,329,823	$11,019,782	$10,686,513
Ratio of net charge-offs (recoveries) (annualized) to average loans outstanding for the period	0.05%	0.05%	*	0.08%	-0.01%
Allowance for loan losses as a percent of nonperforming loans	221%	226%	204%	191%	156%
*    Less than 0.01%

Gross charge-offs declined 28% to $3.5 million for the first quarter 2015 from $4.9 million for the year ago period and increased 12% from $3.1 million for fourth quarter 2014. Commercial loans comprised 63% of total charge-offs, while commercial real estate loans comprised 25% of total charge-offs in the first quarter 2015.

The allowance for loan losses increased $4.1 million to $156.6 million at March 31, 2015 from $152.5 million at December 31, 2014. The change in allowance levels was largely impacted by $278.3 million in loan growth, changes in the composition of the loan portfolio, changes in the quantitative component of the allowance factors and a $24.7 million increase in problem loan categories. The provision for loan losses for the quarter was $5.5 million, compared to $4.0 million for the prior quarter and $3.4 million for first quarter 2014. The prior year first quarter provision was aided by larger than average recoveries totaling $5.1 million, compared to $2.1 million in the current quarter. The provision for loan losses may fluctuate quarter to quarter depending on the level of loan growth and unevenness in credit quality due to size of individual credits. The allowance for loan losses to total loans ratio was 1.29% at March 31, 2015 and 1.28% at December 31, 2014.

The following table presents our allocation of the allowance for loan losses by loan category at the dates shown.

Table 16
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	March 31, 2015	% of Total	December 31, 2014	% of Total
Commercial	$108,873	70	$103,462	68
Commercial real estate	31,606	20	31,838	21
Construction	4,026	3	4,290	3
Residential real estate	5,223	3	5,316	3
Home equity	4,588	3	4,924	3
Personal	2,294	1	2,668	2
Total	$156,610	100%	$152,498	100%
Specific reserve	$15,636	10%	$16,627	11%
General allocated reserve	$140,974	90%	$135,871	89%
Recorded Investment in Loans:
Ending balance, specific reserve	$93,386		$90,289
Ending balance, general allocated reserve	12,077,098		11,801,930
Total loans at period end	$12,170,484		$11,892,219

Under our methodology, the allowance for loan losses is comprised of the following components:

General Allocated Component of the Allowance

The general allocated component of the allowance increased by $5.1 million, or 4%, from $135.9 million at December 31, 2014 to $141.0 million at March 31, 2015. The increase in the general allocated reserve was primarily influenced by the increased reserve needs to reflect the growing loan portfolio and changes in the credit quality of the existing portfolio for certain segments. In addition, we had a slight increase in the quantitative model factors that were driven by lengthening of the loss emergence period in the commercial real estate portfolio, an increase in the model loss rate in the commercial and industrial portfolio, offset by a reduction in the qualitative reserve in the home equity portfolio and decrease in loss emergence period in the commercial loan portfolio.

Specific Component of the Allowance

The specific reserve requirements are the summation of individual reserves related to impaired loans that are analyzed on an account by account basis at the balance sheet date. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan's observable fair value; fair value of the underlying collateral less estimated selling costs, if the loan is collateral-dependent; or the present value of expected cash flows discounted at the loan's effective interest rate. At March 31, 2015, the specific component of the allowance totaled $15.6 million, down from $16.6 million at December 31, 2014 with the decrease being largely driven by a release of specific reserve established for an individual problem credit resolved in the first quarter of 2015. At March 31, 2015, impaired loans totaled $93.4 million, of which 91% are collateral-dependent. Of the $93.4 million in impaired loans at March 31, 2015 and $90.3 million in impaired loans at December 31, 2014, 56% required a specific reserve at both March 31, 2015 and December 31, 2014.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the quarter ended March 31, 2015, our reserve for unfunded commitments increased $376,000 from $12.3 million at December 31, 2014 to $12.7 million and consisted of $12.6 million in general reserve and $79,000 in specific reserves at March 31, 2015. For the quarter ended March 31, 2015, general reserves increased $1.2 million driven by higher unfunded commitment levels and an increase in the likelihood of certain product categories to draw on unused lines and loss factors. This was partially offset by a release in the specific reserve of $815,000, mainly attributable to an individual credit. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $6.2 billion and $6.0 billion at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, unfunded commitments with maturities of less than one year approximated $2.1 billion. For further information on our unfunded commitments, refer to Note 14 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

COVERED ASSETS

At March 31, 2015 and December 31, 2014, covered assets represent acquired residential mortgage loans and foreclosed loan collateral covered under a loss sharing agreement with the FDIC and include an indemnification receivable representing the present value of the expected reimbursement from the FDIC related to expected losses on the acquired loans and foreclosed real estate under such agreement. The loss share agreement will expire on September 30, 2019.

Total covered assets, net of allowance for covered loan losses, declined by $2.8 million, or 10%, from $28.9 million at December 31, 2014 to $26.2 million at March 31, 2015. The reduction was primarily attributable to $2.7 million in principal paydowns, net of advances, as well as the impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, the estimated loss reimbursements by the FDIC further contributed to the reduction as a result of loss claims paid by the FDIC and amortization of the receivable. At March 31, 2015, the indemnification receivable totaled $2.0 million, compared to $1.8 million at December 31, 2014. Because the remaining covered assets largely represent single-family mortgages, we do not expect a significant change in balances from period to period. Total delinquent and nonperforming covered loans totals $7.5 million at March 31, 2015 and $7.0 million at December 31, 2014.

FUNDING AND LIQUIDITY MANAGEMENT

We manage our liquidity position in order to meet our cash flow requirements and maintain sufficient capacity to meet our clients’ needs and accommodate fluctuations in asset and liability levels due to changes in our business operations. We also have contingency funding plans designed to allow us to operate through a period of stress when access to normal sources of funding may be constrained. As part of our asset/liability management strategy, we utilize a variety of funding sources in an effort to optimize the balance of duration risk, cost, liquidity risk and contingency planning.

We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, and selectively purchase securities and investments. Liquid assets refer to cash on hand, Federal funds sold and securities. Net liquid assets represent the sum of the liquid asset categories less the amount of such assets pledged to secure deposits that require collateral and to satisfy contractual obligations. In managing our levels of cash on-hand, we take into consideration our deposit concentration risk, client deposit movements, the level of unfunded commitments and additional factors. These factors and other considerations impact our deployment and level of liquidity. Net liquid assets at the Bank were $3.3 billion and $2.7 billion at March 31, 2015 and December 31, 2014, respectively.

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

The primary sources of funding for the Holding Company include dividends when received from the Bank, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt, as well as equity. As an additional source of working capital, the Holding Company has a 364-day revolving line of credit with a group of commercial banks allowing borrowings of up to $60.0 million in total. As of March 31, 2015, no amounts have been drawn on the facility. Net liquid assets at the Holding Company totaled $54.5 million at March 31, 2015, and $60.6 million at December 31, 2014.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $58.3 million from the prior year period to $108.9 million for the quarter ended March 31, 2015. Cash flows from investing activities reflect the impact of loans and investments acquired for our interest-earning asset portfolios and asset maturities and sales. For the quarter ended March 31, 2015, net cash used in investing activities was $293.8 million, compared to $337.0 million for the prior year period. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash provided by financing activities for the quarter ended March 31, 2015 was $718.8 million, compared to $197.5 million for the prior year period. The current period financing cash flows primarily represents a net increase of $889.5 million in deposits driven by large quarter-end inflows.

Deposits

Our deposit base is predominately comprised of middle market commercial client relationships from a diversified industry base. Through our community banking and private wealth groups, we offer a variety of small business and personal banking products, including checking, savings and money market accounts and CDs, which are a source of stable core deposits. Approximately 26% of our deposits at March 31, 2015 were accounts served in our community banking and private wealth groups.

The following table provides a comparison of deposits by category for the periods presented.

Table 17
Deposits (1)
(Dollars in thousands)

	March 31, 2015	% of Total	December 31, 2014	% of Total	% Change in Balances
Noninterest-bearing demand deposits	$3,936,181	28	$3,516,695	27	12
Interest-bearing demand deposits	1,498,810	11	1,907,320	15	-21
Savings deposits	331,796	2	319,100	2	4
Money market accounts	5,824,535	41	4,851,925	37	20
Time deposits	2,510,406	18	2,494,928	19	1
Total deposits	$14,101,728	100	$13,089,968	100	8

(1)	Excludes deposits held-for-sale of $122.2 million as of December 31, 2014.

Deposit balances fluctuate as a result of client business and liquidity needs (which are in part cyclical), market and economic conditions, and the pricing and types of deposit products offered by the Bank. We have experienced significant deposit volatility from time to time due to large deposit movements in certain client accounts, such as in connection with client-specific corporate acquisitions and divestitures. Total deposits at March 31, 2015 increased $1.0 billion to $14.1 billion from year end 2014. As anticipated, as of the date of this report, a meaningful portion has been subsequently redeployed by clients during the second quarter of 2015. Although we expect overall liquidity in the banking system to remain high while the economy continues to recover and market factors continue to improve, if commercial deposit balances decline, we would expect to increase reliance on other sources of liquidity, including wholesale funding such as FHLB borrowings, securities sold under agreements to repurchase and traditional brokered time deposits. Based on March 31, 2015 balances, the loan to deposit ratio was 86% at March 31, 2015 compared to 91% at December 31, 2014, with the first quarter 2015 deposit activity impacting the ratio. The Bank continues to rely on alternative funding sources to supplement deposit funding as our five-quarter trailing average loan growth continues to outpace average deposit growth for the same period. Total average deposit growth for the current quarter was $210.0 million.

Public fund balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public clients to pledge collateral, primarily securities, in support of their balances on deposit. At March 31, 2015, we had public funds on deposit totaling $872.5 million. Changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

Given the commercial focus of our business, we offer a suite of deposit and cash management products and services that support our efforts to attract and retain commercial clients. These deposits are generated principally through the development of long-term relationships with clients. As a result, a significant portion of our funding base is comprised of large, noninterest-bearing and interest-bearing demand deposits. The following table presents a comparison of our large deposit relationships as of the dates shown. Of our large deposit relationships shown in the table below, approximately half of the deposits are financial-services related businesses.

Table 18
Large Deposit Relationships
(Dollars in thousands)

	2015	2014
	March 31	December 31	March 31
Ten largest depositors:
Deposit amounts	$2,143,127	$2,225,641	$2,044,767
Percentage of total deposits	15%	17%	17%
Classified as brokered deposits	$1,397,689	$1,442,195	$1,319,328

$75 Million or More:
Deposit amounts	$3,574,028	$3,285,598	$2,543,347
Percentage of total deposits	25%	25%	21%
Number of deposit relationships	25	22	16
Classified as brokered deposits	$2,011,517	$1,936,653	$1,571,184
Financial services-related business greater than $75 million to total deposits	13%	14%	16%

Brokered Deposits

Table 19
Brokered Deposit Composition
(Dollars in thousands)

	2015	2014
	March 31	December 31	March 31
Noninterest-bearing demand deposits	$264,493	$107,564	$87,388
Interest-bearing demand deposits	323,094	641,466	426,125
Money market accounts	1,891,590	1,448,663	1,391,114
Time deposits:
Traditional	673,944	564,116	458,344
CDARS (1)	458,192	521,995	639,521
Other	87,732	82,714	112,668
Total time deposits	1,219,868	1,168,825	1,210,533
Total brokered deposits	$3,699,045	$3,366,518	$3,115,160
Brokered deposits as a % of total deposits	26%	26%	26%
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(1)	The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships.

The regulatory definition of brokered deposits is very broad and generally includes any non-proprietary funds deposited, or referred for deposit, by a third party. Our brokered deposits are maintained across various account types including demand deposit, money market and time. Certain deposits generated through the efforts of our commercial banking relationship managers, which we believe to be a stable cost-effective source of funding, consist of funds of the depositors' clients, and as such, are classified for regulatory reporting purposes as brokered. From a liquidity risk management perspective, however, we view these brokered deposits as different from traditional brokered time deposits which are generated when we pay fees to a third party in return for sourcing time deposits for us. We have used traditional brokered time deposits as a source of longer-term funding in our funding mix and to complement our internally generated deposits.

Total brokered deposits, as defined for regulatory reporting purposes, represented 26% of total deposits at both March 31, 2015 and December 31, 2014. Traditional brokered time deposits represented 5% of total deposits at March 31, 2015 and 4% at December 31, 2014.

In connection with our liquidity risk management program, we consider characteristics other than regulatory classification when assessing the stability and overall value of deposits to the Bank. Those other characteristics may include pricing, duration, and relationship with the depositor.
At March 31, 2015, approximately 44% of our total brokered deposits were from cash sweep programs, which have historically been a stable source of liquidity for us. Cash sweep program deposits come from the Bank’s relationships with securities broker dealers (“BDs”). From time to time, the BDs’ clients may have cash in their accounts with the BDs pending re-investment in other securities or for liquidity needs. Pursuant to the cash sweep programs, the BDs allow their clients to elect to sweep cash into an omnibus bank deposit account established by the BD as agent or custodian for the benefit of its clients. Unlike traditional brokered time deposits, the cash sweep program deposits are generally maintained in money market accounts and may be eligible for FDIC pass-through insurance. The cash sweep program deposits are subject to contracts between the Bank and the BDs that establish terms of the deposits such as price and duration. These deposits have historically been a stable source of liquidity and totaled $1.6 billion at March 31, 2015 and $1.7 billion at December 31, 2014. Approximately 58% of the cash sweep program deposit balances at March 31, 2015 is from BDs who have had a deposit relationship with the Bank for more than 4 years, and $1.6 billion of the total cash sweeps at March 31, 2015 are included in the greater than or equal to $75.0 million large depositor balance presented in Table 18, Large Deposit Relationships, above.

The following table presents our time and brokered time deposits as of March 31, 2015, with scheduled maturity dates during the period specified.

Table 20
Scheduled Maturities of Time Deposits
(Amounts in thousands)

Total
Year Ended December 31, 2015:
Second quarter	$516,608
Third quarter	613,060
Fourth quarter	403,351
2016	445,753
2017	168,320
2018	146,588
2019	89,996
2020 and thereafter	126,730
Total	$2,510,406

The following table presents our time and brokered time deposits of $100,000 or more as of March 31, 2015, which are expected to mature during the period specified.

Table 21
Maturities of Time Deposits of $100,000 or More
(Amounts in thousands)

March 31, 2015
Maturing within 3 months	$458,110
After 3 but within 6 months	532,775
After 6 but within 12 months	508,032
After 12 months	722,392
Total	$2,221,309

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

Short-term and Secured Borrowings and Long-term Debt

Short-term borrowings at March 31, 2015 totaled $253.0 million, down $175.0 million from the $428.0 million at December 31, 2014. Short-term borrowings represent borrowings that mature in one year or less and consisted primarily of FHLB advances at March 31, 2015 and December 31, 2014. We may use FHLB advances to meet our funding needs, although we may choose to use brokered time deposits as an alternative depending on cost and certain other factors. The current period decrease reflected the maturity of a single FHLB advance and growth in deposits.

Also included in short-term and secured borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings because they did not qualify for sale accounting treatment. As of March 31, 2015 and December 31, 2014, these loan participation agreements totaled $5.8 million and $4.4 million, respectively. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition at each of these dates.

Long-term debt, which is comprised of junior subordinated debentures, subordinated debt, and the long-term portion of FHLB advances, totaled $344.8 million at March 31, 2015 and December 31, 2014. The earliest scheduled maturity of long-term debt is $2 million of FHLB advances due in March 2019.

In addition to on-balance sheet funding and other liquid assets, such as cash and investment securities, we maintain access to various external sources of funding, which assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. Some sources of funding are accessible same-day, while others require advance notice. Funds that are immediately accessible include Federal fund counterparty lines, which are uncommitted lines of credit from other financial institutions, and the borrowing term is typically overnight. Availability of Federal fund lines fluctuates based on market conditions and counterparty relationship strength. Unused overnight Federal funds available totaled $630.5 million at March 31, 2015 and December 31, 2014.

We had borrowing capacity of $848.1 million with the FHLB Chicago at March 31, 2015, of which $552.7 million was available, subject to making the required additional investment in FHLB Chicago stock. The borrowing capacity is subject to change based on the availability of acceptable collateral to pledge (such as loans and securities) and the level of our investment in FHLB Chicago stock. This borrowing source may be utilized by the Bank for short-term funding needs, including overnight advances, as well as long-term funding needs.

Repurchase agreements ("Repos") are also an immediate source of funding in which we pledge assets to a counterparty against which we can borrow with the agreement to repurchase at a specified date in the future. Repos can vary in term, from overnight to longer, but are regarded as short-term in nature.

The discount window at the Federal Reserve Bank ("FRB") is an additional source of overnight funding. We maintain access to the discount window by pledging loans as collateral to the FRB. Funding availability is primarily dictated by the amount of loans pledged, but also impacted by the advance rate applied to the loans by the FRB. The amount of loans pledged to the FRB can fluctuate due to the availability of loans eligible under the FRB’s criteria which include stipulations of documentation requirements, credit quality, payment status and other criteria. We also pledge securities to the FRB supplement discount window capacity. At March 31, 2015, we had $392.8 million in borrowing capacity through the FRB discount window’s primary credit program compared to $403.8 million at December 31, 2014. We had no borrowings outstanding as of March 31, 2015.

CAPITAL

Equity totaled $1.5 billion at March 31, 2015, increasing by $57.8 million compared to December 31, 2014, and is primarily due to net income for the quarter ended March 31, 2015 of $41.5 million, along with a $8.6 million increase in accumulated other comprehensive income, net of tax, which is mainly associated with an increase in market values on our available-for-sale investment portfolio.

Stock Repurchases and Shares Issued in Connection with Share-Based Compensation Plans

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. During the first quarter 2015, we repurchased 168,310 shares with an average value of $34.73 per share.

We reissue treasury stock, when available, or new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. Treasury shares are reissued at average cost. We held 160,193 shares of voting common stock as treasury stock at March 31, 2015 and 1,704 shares at December 31, 2014.

Dividends

We declared dividends of $0.01 per common share during the first quarter 2015, unchanged from first quarter 2014. Based on our closing stock price on March 31, 2015 of $35.17 per share, the annualized dividend yield on our common stock was 0.11%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 1.89% for the first quarter 2015 compared to 2.27% for the first quarter 2014. While we have no current plans to raise the amount of the dividends currently paid on our common stock, our Board of Directors periodically evaluates our dividend payout ratio, taking into consideration internal capital guidelines, and our strategic objectives and business plans.

For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the "Supervision and Regulation" and "Risk Factors" sections of our 2014 Annual Report on Form 10-K.

Capital Management

Under applicable regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements adopted and administered by the federal banking agencies. These guidelines specify minimum capital ratios calculated in accordance with the definitions in the guidelines, including the leverage ratio which is Tier 1 capital as a percentage of adjusted average assets, and the Tier 1 capital ratio, common equity Tier 1 ratio and the total capital ratio each as a percentage of risk-weighted assets and off-balance sheet items that have been weighted according to broad risk categories. These minimum ratios are shown in the table below.

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

Table 22
Capital Measurements
(Dollars in thousands)

	Actual (1)		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For "Well-Capitalized" under FDICIA
	March 31, 2015	December 31, 2014	Ratio	Excess Over Regulatory Minimum at 3/31/15	Ratio	Excess Over "Well Capitalized" under FDICIA at 3/31/15
Regulatory capital ratios:
Total risk-based capital:
Consolidated	12.29%	12.51%	8.00%	$659,786	n/a	n/a
The PrivateBank	11.79	11.95	n/a	n/a	10.00%	$274,640
Tier 1 risk-based capital:
Consolidated	10.34	10.49	6.00%	667,406	n/a	n/a
The PrivateBank	10.65	10.79	n/a	n/a	8.00%	406,788
Tier 1 leverage:
Consolidated	10.16	9.96	4.00%	964,586	n/a	n/a
The PrivateBank	10.47	10.24	n/a	n/a	5.00%	854,815
Common equity Tier 1 (2):
Consolidated	9.23	9.33	4.50%	728,544	n/a	n/a
The PrivateBank	10.65	10.79	n/a	n/a	6.50%	637,359
Other capital ratios (consolidated) (3):
Tangible common equity to tangible assets	8.86	8.91

(1)	Computed in accordance with the applicable regulations of the FRB in effect as of the respective reporting periods.

(2)
Effective January 1, 2015, the common equity Tier 1 ratio is a required regulatory capital measure and as presented for the 2015 period is calculated in accordance with the new Basel III capital rules. For periods prior to January 1, 2015, this ratio was considered a non-U.S. GAAP financial measure and was calculated without giving effect to the final Basel III capital rules. Refer to Table 23, "Non-U.S. GAAP Financial Measures" for a reconciliation from non-U.S. GAAP to U.S. GAAP for periods prior to 2015.

(3)
Ratio is not subject to formal FRB regulatory guidance and is a non-U.S. GAAP financial measure. Refer to Table 23, "Non-U.S. GAAP Financial Measures" for a reconciliation from non-U.S. GAAP to U.S. GAAP presentation.

n/a    Not applicable.

As disclosed in our 2014 Annual Report on Form 10-K, in July 2013, the FRB and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier 1 ratio, increase the minimum Tier 1 capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment of excluding accumulated other comprehensive income. The Company and the Bank have made the election to retain the existing treatment for accumulated other comprehensive income. The final rules took effect for the Company and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules.

The table above includes the new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

As of March 31, 2015, all of our $169.8 million of outstanding junior subordinated debentures held by trusts that issued trust preferred securities, which as a percentage of Tier 1 capital was 11%, are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital as defined under FRB regulations. Under the final regulatory capital rules issued in 2013, the

Tier 1 capital treatment of our trust preferred securities will be grandfathered, subject to the 25% limitation of Tier 1 capital. In the event we make certain acquisitions, the Tier 1 capital treatment for these instruments will be subject to the phase-out schedule for bank holding companies with greater than $15 billion in total assets. All of our outstanding trust preferred securities are callable by us and we will continue to evaluate market conditions and other factors in making a redemption determination on the remaining outstanding instruments. Any such redemption would require regulatory approval.

For a full description of our junior subordinated debentures and subordinated debt, refer to Notes 8 and 9 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

NON-U.S. GAAP FINANCIAL MEASURES

This report contains both U.S. GAAP and non-U.S. GAAP based financial measures. These non-U.S. GAAP financial measures include net interest income, net interest margin, net revenue, operating profit, and efficiency ratio all on a fully taxable-equivalent basis, return on average tangible common equity, tangible common equity to risk-weighted assets, tangible common equity to tangible assets, and tangible book value. We believe that presenting these non-U.S. GAAP financial measures will provide information useful to investors in understanding our underlying operational performance, our business, and performance trends and facilitates comparisons with the performance of others in the banking industry.

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

In addition to capital ratios defined by banking regulators, we also consider various measures when evaluating capital utilization and adequacy, including return on average tangible common equity, tangible common equity to risk-weighted assets, tangible common equity to tangible assets, and tangible book value. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. All of these measures exclude the ending balances of goodwill and other intangibles while certain of these ratios exclude preferred capital components. Because U.S. GAAP does not include capital ratio measures, we believe there are no comparable U.S. GAAP financial measures to these ratios. We believe these non-U.S. GAAP financial measures are relevant because they provide information that is helpful in assessing the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of our capitalization to other similar companies. However, because there are no standardized definitions for these ratios, our calculations may not be comparable with other companies. For the periods prior to January 1, 2015, the common equity Tier 1 ratio contained herein is calculated without giving effect to the final Basel III capital rules.

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

Table 23
Non-U.S. GAAP Financial Measures
(Dollars in thousands)
(Unaudited)

	Quarter Ended
	2015	2014
	March 31	December 31	September 30	June 30	March 31
Taxable-equivalent net interest income
U.S. GAAP net interest income	$121,993	$116,876	$116,758	$112,351	$108,752
Taxable-equivalent adjustment	944	878	811	744	800
Taxable-equivalent net interest income (a)	$122,937	$117,754	$117,569	$113,095	$109,552
Average Earning Assets (b)	$15,293,533	$15,022,425	$14,283,920	$13,936,754	$13,564,530
Net Interest Margin ((a)annualized) / (b)	3.21%	3.07%	3.23%	3.21%	3.23%
Net Revenue
Taxable-equivalent net interest income	$122,937	$117,754	$117,569	$113,095	$109,552
U.S. GAAP non-interest income	33,516	30,426	30,669	30,259	26,236
Net revenue (c)	$156,453	$148,180	$148,238	$143,354	$135,788
Operating Profit
U.S. GAAP income before income taxes	$66,718	$60,157	$65,701	$66,818	$55,531
Provision for loan and covered loan losses	5,646	4,120	3,890	327	3,707
Taxable-equivalent adjustment	944	878	811	744	800
Operating profit	$73,308	$65,155	$70,402	$67,889	$60,038
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$83,145	$83,025	$77,836	$75,465	$75,750
Net revenue	$156,453	$148,180	$148,238	$143,354	$135,788
Efficiency ratio (d) / (c)	53.14%	56.03%	52.51%	52.64%	55.79%
Adjusted Net Income
U.S. GAAP net income available to common stockholders	$41,484	$37,223	$40,527	$40,824	$34,505
Amortization of intangibles, net of tax	397	449	458	458	458
Adjusted net income (e)	$41,881	$37,672	$40,985	$41,282	$34,963
Average Tangible Common Equity
U.S. GAAP average total equity	$1,522,401	$1,472,111	$1,426,273	$1,378,581	$1,335,413
Less: average goodwill	94,041	94,041	94,041	94,041	94,041
Less: average other intangibles	5,551	6,243	6,996	7,749	8,506
Average tangible common equity (f)	$1,422,809	$1,371,827	$1,325,236	$1,276,791	$1,232,866
Return on average tangible common equity ((e) annualized) / (f)	11.94%	10.89%	12.27%	12.97%	11.50%

Non-U.S. GAAP Financial Measures (Continued)
(Dollars in thousands)
(Unaudited)

		Quarter Ended
		2014
		December 31	September 30	June 30	March 31
Common Equity Tier 1
U.S. GAAP total equity		$1,481,679	$1,435,309	$1,397,821	$1,343,246
Trust preferred securities		169,788	244,793	244,793	244,793
Less: accumulated other comprehensive income, net of tax		20,917	16,236	23,406	13,147
Less: goodwill		94,041	94,041	94,041	94,041
Less: other intangibles		5,885	6,627	7,381	8,136
Less: disallowed servicing rights		44	42	32	32
Tier 1 risk-based capital		1,530,580	1,563,156	1,517,754	1,472,683
Less: trust preferred securities		169,788	244,793	244,793	244,793
Common equity Tier 1 (g)		$1,360,792	$1,318,363	$1,272,961	$1,227,890

	Quarter Ended
	2015	2014
	March 31	December 31	September 30	June 30	March 31
Tangible Common Equity
U.S. GAAP total equity	$1,539,429	$1,481,679	$1,435,309	$1,397,821	$1,343,246
Less: goodwill	94,041	94,041	94,041	94,041	94,041
Less: other intangibles	5,230	5,885	6,627	7,381	8,136
Tangible common equity (h)	$1,440,158	$1,381,753	$1,334,641	$1,296,399	$1,241,069
Tangible Assets
U.S. GAAP total assets	$16,361,348	$15,603,382	$15,190,468	$14,602,404	$14,304,782
Less: goodwill	94,041	94,041	94,041	94,041	94,041
Less: other intangibles	5,230	5,885	6,627	7,381	8,136
Tangible assets (i)	$16,262,077	$15,503,456	$15,089,800	$14,500,982	$14,202,605
Risk-weighted Assets (j)	$15,395,081	$14,592,655	$14,053,735	$13,506,797	$13,160,955
Period-end Common Shares Outstanding (k)	78,494	78,178	78,121	78,069	78,049
Ratios:
Common equity Tier 1 ratio (g) / (j) (1)	—	9.33%	9.38%	9.42%	9.33%
Tangible common equity to risk-weighted assets (h) / (j)	9.35%	9.47%	9.50%	9.60%	9.43%
Tangible common equity to tangible assets (h) / (i)	8.86%	8.91%	8.84%	8.94%	8.74%
Tangible book value (h) / (k)	$18.35	$17.67	$17.08	$16.61	$15.90
(1) Effective January 1, 2015, the common equity Tier 1 ratio became a required regulatory capital measure and is calculated in accordance with the new capital rules. For the periods prior to January 1, 2015, this ratio is considered a Non-GAAP measure and was calculated without giving effect to the final Basel III capital rules.

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

The majority of our interest-earning assets are floating-rate instruments. At March 31, 2015, approximately 79% of the total loan portfolio is indexed to LIBOR, 16% of the total loan portfolio is indexed to the prime rate, and another 1% of the total loan portfolio otherwise adjusts with other reference interest rates. Of the $8.6 billion in loans maturing after one year with a floating interest rate, $1.2 billion are subject to interest rate floors, of which 90% are in effect at March 31, 2015 and are reflected in the interest sensitivity analysis below. It is anticipated that as loans renew at maturity, it will be difficult to maintain existing floors given the competitive environment. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed-rate loans and securities and interest rate swaps.

We use a simulation model to estimate the potential impact of various interest rate changes on our income statement and our interest-earning asset and interest-bearing liability portfolios. The starting point of the analysis is the current size and nature of these portfolios at the beginning of the measurement period as well as the then-current applicable pricing structures. During the twelve-month measurement period, the model will re-price assets and liabilities based on the contractual terms and market rates in effect at the beginning of the measurement period and assuming instantaneous parallel shifts in the applicable yield curves and instruments remain at that new interest rate through the end of the twelve-month measurement period. The model only analyzes changes in the portfolios based on assets and liabilities at the beginning of the measurement period and does not assume any growth over the following twelve months.

The sensitivity analysis is based on numerous assumptions including: the nature and timing of interest rate levels, the shape of the yield curve, prepayments on loans and securities, levels of excess deposits, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows and others. While our assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how client preferences or competitor influences might change. In addition, the simulation model assumes certain one-time instantaneous interest rate shifts that are consistent across all yield curves and do not continue to increase over the measurement period. As such, these assumptions and modeling reflect an estimation of the sensitivity to interest rates or market risk and do not predict the timing and direction of interest rates or the shape and steepness of the yield curves. Therefore, the actual results may differ materially from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. These assumptions are periodically reviewed and updated in the context of various internal and external factors including balance sheet changes, product offerings, product mix, external micro- and macro-economic factors, anticipated client behavior and anticipated Company and market pricing behavior, all of which may occur in dynamic and non-linear fashion. During 2014 and 2015, we conducted historical deposit re-pricing and deposit lifespan/retention analyses and adjusted our forward-looking assumptions related to client and market behavior. Based on our analyses and judgments, we modified the core deposit product repricing characteristics and retention periods, as well as average life estimates, used in our interest rate risk modeling which reflects higher interest rate sensitivity of our deposits.

Based on our current simulation modeling assumptions, the following table shows the estimated impact of an immediate change in interest rates as of March 31, 2015 and December 31, 2014.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
March 31, 2015
Dollar change	$(6,958)	$18,142	$33,169	$63,667	$92,226
Percent change	-1.5%	4.0%	7.2%	13.9%	20.1%
December 31, 2014
Dollar change	$(6,216)	$16,199	$30,586	$60,158	$88,083
Percent change	-1.4%	3.6%	6.7%	13.2%	19.4%

The table above illustrates the estimated impact to our net interest income over a one-year period reflected in dollar terms and percentage change. As an example, if there had been an instantaneous parallel shift in the yield curve of +100 basis points on March 31, 2015, net interest income would increase by $33.2 million or 7.2% over a twelve-month period, as compared to a net interest income increase of $30.6 million, or 6.7%, if there had been an instantaneous parallel shift of +100 basis points at December 31, 2014. The increase in the overall interest rate asset sensitivity at March 31, 2015 compared to December 31, 2014, is primarily due to an increase in the interest rate sensitivity of our assets since year end. Rate sensitive assets, particularly loans indexed to short term rates, increased during the quarter ended March 31, 2015. The increase was funded by less rate sensitive liabilities, primarily deposits. Though modification of assumptions partially offset increases in sensitivity, overall asset sensitivity still increased during 2015 due to asset and liability compositional changes. Based on the modeling, the Company remains in an asset sensitive position and would benefit from a rise in interest rates. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of March 31, 2015, there were various other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Before making a decision to invest in our securities, you should carefully consider the information discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, regarding our business, financial condition or future results. You should also consider information included in this report, including the information set forth in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements."

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company's monthly common stock purchases during the quarter ended March 31, 2015, which are solely in connection with the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock and stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1 - January 31, 2015	99	$32.54	—	—
February 1 - February 28, 2015	176	31.93	—	—
March 1 - March 31, 2015	168,035	34.73	—	—
Total	168,310	$34.73	—	—

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

10.1 (a)	Form of Executive Officer Option Award Agreement for option awards made beginning February 2015 pursuant to the PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan.

10.2 (a)
Form of Restricted Stock Unit Award Agreement for all Executive Officers' annual incentive deferral awards beginning February 2015 made pursuant to the PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan.

10.3 (a)
Form of Restricted Stock Unit Award Agreement for Executive Officers' (other than the CEO) long-term incentive awards beginning February 2015 made pursuant to the PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan.

10.4 (a)
Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer's long-term incentive award beginning February 2015 made pursuant to the PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan.

10.5 (a)	Form of Performance Share Unit Award Agreement for Executive Officers' awards beginning March 2015 pursuant to the PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan.

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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 8, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: May 8, 2015