Form 10-Q
period 2015-06-30
PRIVATEBANCORP, INC
filed 2015-08-06
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 31, 2015, there were 78,789,093 shares of the issuer’s voting common stock, no par value, outstanding.

PRIVATEBANCORP, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except shares and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$185,983	$132,211
Federal funds sold and interest-bearing deposits in banks	192,531	292,341
Loans held-for-sale	54,263	115,161
Securities available-for-sale, at fair value (pledged as collateral to creditors: $246.7 million - 2015; $86.5 million - 2014)	1,698,233	1,645,344
Securities held-to-maturity, at amortized cost (fair value: $1.2 billion - 2015; $1.1 billion - 2014)	1,199,120	1,129,285
Federal Home Loan Bank ("FHLB") stock	25,854	28,666
Loans – excluding covered assets, net of unearned fees	12,543,281	11,892,219
Allowance for loan losses	(157,051)	(152,498)
Loans, net of allowance for loan losses and unearned fees	12,386,230	11,739,721
Covered assets	30,529	34,132
Allowance for covered loan losses	(6,332)	(5,191)
Covered assets, net of allowance for covered loan losses	24,197	28,941
Other real estate owned, excluding covered assets	15,084	17,416
Premises, furniture, and equipment, net	37,672	39,143
Accrued interest receivable	43,442	40,531
Investment in bank owned life insurance	55,926	55,207
Goodwill	94,041	94,041
Other intangible assets	4,586	5,885
Derivative assets	47,442	43,062
Other assets	161,291	196,427
Total assets	$16,225,895	$15,603,382
Liabilities
Demand deposits:
Noninterest-bearing	$3,702,377	$3,516,695
Interest-bearing	1,304,270	1,907,320
Savings deposits and money market accounts	5,992,288	5,171,025
Time deposits	2,390,001	2,494,928
Total deposits	13,388,936	13,089,968
Deposits held-for-sale	—	122,216
Short-term borrowings	434,695	432,385
Long-term debt	694,788	344,788
Accrued interest payable	7,543	6,948
Derivative liabilities	24,696	26,767
Other liabilities	90,441	98,631
Total liabilities	14,641,099	14,121,703
Equity
Common stock (no par value, $1 stated value; authorized shares: 174 million; issued shares: 78,717,535 - 2015 and 78,179,542 - 2014)	78,047	77,211
Treasury stock, at cost (742 - 2015 and 1,704 - 2014)	(29)	(53)
Additional paid-in capital	1,051,778	1,034,048
Retained earnings	435,872	349,556
Accumulated other comprehensive income, net of tax	19,128	20,917
Total equity	1,584,796	1,481,679
Total liabilities and equity	$16,225,895	$15,603,382
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income
Loans, including fees	$125,647	$113,696	$248,349	$223,895
Federal funds sold and interest-bearing deposits in banks	245	139	506	281
Securities:
Taxable	13,541	13,625	27,097	26,880
Exempt from Federal income taxes	1,981	1,432	3,787	2,961
Other interest income	63	59	111	92
Total interest income	141,477	128,951	279,850	254,109
Interest Expense
Interest-bearing demand deposits	966	842	1,972	1,784
Savings deposits and money market accounts	4,953	4,087	9,563	8,061
Time deposits	5,730	5,034	11,369	9,840
Short-term borrowings	234	141	431	337
Long-term debt	4,972	6,496	9,900	12,984
Total interest expense	16,855	16,600	33,235	33,006
Net interest income	124,622	112,351	246,615	221,103
Provision for loan and covered loan losses	2,116	327	7,762	4,034
Net interest income after provision for loan and covered loan losses	122,506	112,024	238,853	217,069
Non-interest Income
Asset management	4,741	4,440	9,104	8,787
Mortgage banking	4,152	2,626	7,927	4,258
Capital markets products	4,919	5,006	9,091	9,089
Treasury management	7,421	6,676	14,748	13,275
Loan, letter of credit and commitment fees	4,914	4,806	10,020	9,440
Syndication fees	5,375	5,440	7,997	8,753
Deposit service charges and fees and other income	1,538	1,069	7,155	2,366
Net securities (losses) gains	(1)	196	533	527
Total non-interest income	33,059	30,259	66,575	56,495
Non-interest Expense
Salaries and employee benefits	50,020	44,405	102,381	89,025
Net occupancy and equipment expense	8,159	7,728	16,023	15,504
Technology and related costs	3,420	3,205	6,841	6,488
Marketing	4,666	3,589	8,244	6,002
Professional services	2,585	2,905	4,895	5,664
Outsourced servicing costs	2,034	1,850	3,714	3,314
Net foreclosed property expenses	585	2,771	1,913	5,594
Postage, telephone, and delivery	899	927	1,761	1,752
Insurance	3,450	3,016	6,661	5,919
Loan and collection expense	2,210	1,573	4,478	2,629
Other expenses	3,869	3,496	8,131	9,324
Total non-interest expense	81,897	75,465	165,042	151,215
Income before income taxes	73,668	66,818	140,386	122,349
Income tax provision	27,246	25,994	52,480	47,020
Net income available to common stockholders	$46,422	$40,824	$87,906	$75,329
Per Common Share Data
Basic earnings per share	$0.59	$0.52	$1.12	$0.97
Diluted earnings per share	$0.58	$0.52	$1.10	$0.96
Cash dividends declared	$0.01	$0.01	$0.02	$0.02
Weighted-average common shares outstanding	77,942	77,062	77,676	76,869
Weighted-average diluted common shares outstanding	79,158	77,806	78,837	77,612
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$46,422	$40,824	$87,906	$75,329
Other comprehensive income:
Available-for-sale securities:
Net unrealized (losses) gains	(13,997)	11,559	(5,407)	15,236
Reclassification of net losses (gains) included in net income	1	(196)	(533)	(527)
Income tax benefit (expense)	5,429	(4,444)	2,281	(5,764)
Net unrealized (losses) gains on available-for-sale securities	(8,567)	6,919	(3,659)	8,945
Cash flow hedges:
Net unrealized (losses) gains	(504)	7,741	8,126	11,878
Reclassification of net gains included in net income	(2,534)	(2,264)	(5,072)	(4,307)
Income tax benefit (expense)	1,186	(2,137)	(1,184)	(2,954)
Net unrealized (losses) gains on cash flow hedges	(1,852)	3,340	1,870	4,617
Other comprehensive (loss) income	(10,419)	10,259	(1,789)	13,562
Comprehensive income	$36,003	$51,083	$86,117	$88,891
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Out- standing	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at January 1, 2014	77,707	$76,825	$(6,415)	$1,022,023	$199,627	$9,844	$1,301,904
Comprehensive income (1)	—	—	—	—	75,329	13,562	88,891
Common stock ($0.02 per share)	—	—	—	—	(1,576)	—	(1,576)
Common stock issued for:
Nonvested (restricted) stock grants	374	(242)	5,548	(5,306)	—	—	—
Exercise of stock options	154	—	4,429	(1,375)	—	—	3,054
Restricted stock activity	—	528	360	(888)	—	—	—
Deferred compensation plan	13	—	384	—	—	—	384
Excess tax benefit from share-based compensation plans	—	—	—	2,838	—	—	2,838
Stock repurchased in connection with benefit plans	(179)	—	(5,251)	—	—	—	(5,251)
Share-based compensation expense	—	—	—	7,577	—	—	7,577
Balance at June 30, 2014	78,069	$77,111	$(945)	$1,024,869	$273,380	$23,406	$1,397,821
Balance at January 1, 2015	78,178	$77,211	$(53)	$1,034,048	$349,556	$20,917	$1,481,679
Comprehensive income (1)	—	—	—	—	87,906	(1,789)	86,117
Cash dividends declared ($0.02 per common share)	—	—	—	—	(1,590)	—	(1,590)
Common stock issued for:
Nonvested (restricted) stock grants	250	—	—	—	—	—	—
Exercise of stock options	451	281	5,903	4,673	—	—	10,857
Restricted stock activity	7	555	—	(555)	—	—	—
Deferred compensation plan	1	—	29	197	—	—	226
Excess tax benefit from share-based compensation	—	—	—	3,956	—	—	3,956
Stock repurchased in connection with benefit plans	(170)	—	(5,908)	—	—	—	(5,908)
Share-based compensation expense	—	—	—	9,459	—	—	9,459
Balance at June 30, 2015	78,717	$78,047	$(29)	$1,051,778	$435,872	$19,128	$1,584,796

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$87,906	$75,329
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	7,762	4,034
Provision for unfunded commitments	883	157
Depreciation of premises, furniture, and equipment	4,280	4,266
Net amortization of premium on securities	8,478	7,088
Net gains on sale of securities	(533)	(527)
Valuation adjustments on other real estate owned	1,451	3,715
Net losses on sale of other real estate owned	354	379
Net amortization of discount on covered assets	260	382
Bank owned life insurance income	(719)	(635)
Net decrease in deferred loan fees	(1,879)	(1,525)
Share-based compensation expense	9,459	7,577
Excess tax benefit from exercise of stock options and vesting of restricted shares	(4,439)	(3,141)
Provision for deferred income tax expense	2,249	1,067
Amortization of other intangibles	1,299	1,511
Originations and purchases of loans held-for-sale	(340,556)	(212,029)
Proceeds from sales of loans held-for-sale	407,843	161,800
Net gains from sales of loans held-for-sale	(6,690)	(3,363)
Net increase in derivative assets and liabilities	(6,451)	(12,078)
Net (increase) decrease in accrued interest receivable	(2,911)	436
Net increase (decrease) in accrued interest payable	595	(44)
Net decrease in other assets	41,295	22,518
Net decrease in other liabilities	(4,997)	(14,379)
Net cash provided by operating activities	204,939	42,538
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	104,028	122,473
Proceeds from sales	30,346	73,649
Purchases	(198,038)	(111,099)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	75,276	51,801
Purchases	(148,221)	(198,727)
Gain on sale of branch	(4,092)	—
Net redemption of FHLB stock	2,812	1,339
Net increase in loans	(656,325)	(495,273)
Net decrease in covered assets	4,269	30,606
Proceeds from sale of other real estate owned	4,675	6,431
Net purchases of premises, furniture, and equipment	(2,809)	(4,650)
Net cash used in investing activities	(788,079)	(523,450)
Financing Activities
Net increase in deposit accounts, including deposits held-for-sale	176,752	222,560
Net increase (decrease) in short-term borrowings, excluding FHLB advances	153,310	(4,081)
Net increase in FHLB advances	199,000	230,000
Stock repurchased in connection with benefit plans	(5,908)	(5,251)
Cash dividends paid	(1,574)	(1,560)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	11,083	3,438
Excess tax benefit from exercise of stock options and vesting of restricted shares	4,439	3,141
Net cash provided by financing activities	537,102	448,247
Net decrease in cash and cash equivalents	(46,038)	(32,665)
Cash and cash equivalents at beginning of year	424,552	440,062
Cash and cash equivalents at end of period	$378,514	$407,397
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$32,640	$33,050
Cash paid for income taxes	51,876	43,100
Non-cash transfers of loans to other real estate	4,148	1,800
Non-cash transfers of loans to loans held-for-sale	80,926	70,538
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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP, and (where applicable) in accordance with accounting and reporting guidelines prescribed by bank regulation and authority, and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year or any other period.

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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to June 30, 2015, for potential recognition or disclosure.

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

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures - On January 1, 2015, we adopted new accounting guidance issued by the FASB that amends the accounting for repurchase-to-maturity transactions and repurchase financings, except for the disclosures related to transactions accounted for as secured borrowings, which became effective for the Company’s financial statements that include periods beginning on April 1, 2015. Under the new guidance, repurchase-to-maturity transactions are accounted for as secured borrowings. Additionally, the initial transfer and related repurchase agreement in a repurchase financing must be considered separately, rather than as a linked transaction. In addition, new disclosures are required for (1) repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings, and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The adoption of this guidance did not impact our financial position or consolidated results of operations.

Accounting for Fees Paid in a Cloud Computing Arrangement - In April 2015, the Company adopted new accounting guidance that clarifies how a customer in a cloud computing arrangement (such as the Company) should determine whether the arrangement includes a software license. Under the new guidance, if a cloud computing arrangement is deemed to include a software license for internal use software, the software license would be accounted for in the same manner as other licenses of intangible assets. If a cloud computing arrangement is not deemed to include a software license, the arrangement would be accounted for as a service contract. Previously, the Company was required to analogize to lease accounting guidance when determining the asset acquired in a software licensing arrangement. As permitted under the guidance, the Company has elected to apply the guidance prospectively to all new or materially modified arrangements entered into on or after the effective date. The adoption of this guidance did not impact our financial position or consolidated results of operations.

Accounting Pronouncements Pending Adoption

Revenue from Contracts with Customers - In May 2014, the FASB issued a comprehensive new revenue recognition standard that will replace most of the existing revenue recognition guidance in U.S. GAAP. All arrangements involving the transfer of goods or services to customers are within the scope of the guidance, except for certain contracts subject to other U.S. GAAP guidance, including lease contracts and rights and obligations related to financial instruments. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also includes new disclosure requirements related to the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was originally effective for financial statements beginning January 1, 2017. However, in July 2015, the FASB voted to approve deferring the effective date by one year. Early adoption is permitted, but not before the original effective date. The guidance will be effective for the Company’s financial statements beginning January 1, 2018. The Company may choose to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations, as well as which transition method to use.

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

Amendments to the Consolidation Analysis - In February 2015, the FASB issued guidance that changes certain aspects of the variable interest and voting interest consolidation models. The amendments modify existing guidance on (1) the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) when fee arrangements represent variable interests in a VIE, and (3) the primary beneficiary determination for VIEs. Additionally, the guidance eliminates the presumption that a general partner controls a limited partnership under the voting interest model and exempts reporting entities from consolidating money market funds that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. The guidance will be effective for the Company’s financial statements that include periods beginning on January 1, 2016. The Company may choose to apply the guidance either retrospectively or through a cumulative effect adjustment as of January 1, 2016. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations, as well as which transition method to use.

Debt Issuance Costs - In April 2015, the FASB issued guidance to clarify the presentation of debt issuance costs within the balance sheet. This guidance requires that an entity present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability, not as a separate asset. The standard does not affect the current guidance for the recognition and measurement for debt issuance costs. This guidance will be effective for the Company's financial statements that include periods beginning January 1, 2016, and must be applied retrospectively. The adoption of this guidance is not expected to have a material impact on our financial position or consolidated results of operations.

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$268,306	$916	$(327)	$268,895	$269,697	$120	$(1,552)	$268,265
U.S. Agency	46,733	—	(310)	46,423	46,959	—	(701)	46,258
Collateralized mortgage obligations	113,215	3,913	(31)	117,097	132,633	4,334	(34)	136,933
Residential mortgage-backed securities	835,105	20,797	(2,539)	853,363	822,746	25,058	(1,726)	846,078
State and municipal securities	408,815	5,924	(2,284)	412,455	340,810	7,222	(722)	347,310
Foreign sovereign debt	—	—	—	—	500	—	—	500
Total	$1,672,174	$31,550	$(5,491)	$1,698,233	$1,613,345	$36,734	$(4,735)	$1,645,344
Securities Held-to-Maturity
Collateralized mortgage obligations	$56,341	$—	$(1,851)	$54,490	$59,960	$—	$(2,017)	$57,943
Residential mortgage-backed securities	928,158	6,408	(4,163)	930,403	885,235	9,410	(2,483)	892,162
Commercial mortgage-backed securities	209,010	802	(1,855)	207,957	183,021	592	(2,176)	181,437
State and municipal securities	1,069	5	—	1,074	1,069	4	—	1,073
Other securities	4,542	—	(6)	4,536	—	—	—	—
Total	$1,199,120	$7,215	$(7,875)	$1,198,460	$1,129,285	$10,006	$(6,676)	$1,132,615

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank ("FRB") discount window borrowing availability, securities sold under the agreement to repurchase ("repurchase agreements"), derivative transactions, standby letters of credit with counterparty banks and for other purposes as permitted or required by law totaled $541.7 million and $353.1 million at June 30, 2015 and December 31, 2014, respectively. Of total pledged securities, securities pledged to creditors under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties totaled $246.7 million and $86.5 million at June 30, 2015 and December 31, 2014, respectively.

Excluding securities issued or backed by the U.S. Government, its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at June 30, 2015 or December 31, 2014.

The following table presents the fair values of securities with unrealized losses as of June 30, 2015, and December 31, 2014. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2015
Securities Available-for-Sale
U.S. Treasury	$25,088	$(131)	$52,133	$(196)	$77,221	$(327)
U.S. Agency	46,422	(310)	—	—	46,422	(310)
Collateralized mortgage obligations	5,351	(31)	—	—	5,351	(31)
Residential mortgage-backed securities	74,797	(473)	82,475	(2,066)	157,272	(2,539)
State and municipal securities	175,983	(2,223)	3,808	(61)	179,791	(2,284)
Total	$327,641	$(3,168)	$138,416	$(2,323)	$466,057	$(5,491)
Securities Held-to-Maturity
Collateralized mortgage obligations	$—	$—	$54,490	$(1,851)	$54,490	$(1,851)
Residential mortgage-backed securities	296,725	(2,713)	61,379	(1,450)	358,104	(4,163)
Commercial mortgage-backed securities	85,963	(1,171)	48,926	(684)	134,889	(1,855)
Other securities	4,536	(6)	—	—	4,536	(6)
Total	$387,224	$(3,890)	$164,795	$(3,985)	$552,019	$(7,875)
As of December 31, 2014
Securities Available-for-Sale
U.S. Treasury	$119,233	$(159)	$123,117	$(1,393)	$242,350	$(1,552)
U.S. Agency	—	—	46,258	(701)	46,258	(701)
Collateralized mortgage obligations	4,565	(34)	—	—	4,565	(34)
Residential mortgage-backed securities	—	—	89,085	(1,726)	89,085	(1,726)
State and municipal securities	53,092	(249)	32,152	(473)	85,244	(722)
Total	$176,890	$(442)	$290,612	$(4,293)	$467,502	$(4,735)
Securities Held-to-Maturity
Collateralized mortgage obligations	$—	$—	$57,943	$(2,017)	$57,943	$(2,017)
Residential mortgage-backed securities	45,867	(38)	162,564	(2,445)	208,431	(2,483)
Commercial mortgage-backed securities	10,021	(28)	105,709	(2,148)	115,730	(2,176)
Total	$55,888	$(66)	$326,216	$(6,610)	$382,104	$(6,676)

There were $303.2 million of securities with $6.3 million in an unrealized loss position for greater than 12 months at June 30, 2015. At December 31, 2014, there were $616.8 million of securities with $10.9 million in an unrealized loss position for greater than 12 months. The Company does not consider these unrealized losses to be credit-related. These unrealized losses relate to changes in interest rates and market spreads. We do not intend to sell the securities nor do we believe it is more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Accordingly, no other-than-temporary impairments were recorded on these securities during the six months ended June 30, 2015 or during the year ended December 31, 2014.

The following table presents the remaining contractual maturity of securities as of June 30, 2015, by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	June 30, 2015
	Available-For-Sale Securities		Held-To-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agency, state and municipal and other securities:
One year or less	$8,200	$8,314	$816	$817
One year to five years	480,331	484,045	253	257
Five years to ten years	220,417	220,633	4,542	4,536
After ten years	14,906	14,781	—	—
All other securities:
Collateralized mortgage obligations	113,215	117,097	56,341	54,490
Residential mortgage-backed securities	835,105	853,363	928,158	930,403
Commercial mortgage-backed securities	—	—	209,010	207,957
Total	$1,672,174	$1,698,233	$1,199,120	$1,198,460

The following table presents gains (losses) on securities for the three months and six months ended June 30, 2015 and 2014.

Securities Gains (Losses)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sales	$1,415	$26,172	$30,346	$73,649
Gross realized gains	$19	$213	$557	$610
Gross realized losses	(20)	(17)	(24)	(83)
Net realized (losses) gains	$(1)	$196	$533	$527
Income tax provision on net realized gains	$—	$77	$210	$208

Refer to Note 10 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) on other comprehensive income.

4. LOANS AND CREDIT QUALITY

The following loan portfolio and credit quality disclosures exclude covered loans. Covered loans represent loans acquired through a Federal Deposit Insurance Corporation ("FDIC") assisted transaction that are subject to a loss share agreement and are presented separately in the Consolidated Statements of Financial Condition. Refer to the "Covered Assets" section in this footnote for further information regarding covered loans.

Loan Portfolio
(Amounts in thousands)

	June 30, 2015	December 31, 2014
Commercial and industrial	$6,397,736	$5,996,070
Commercial - owner-occupied CRE	2,048,489	1,892,564
Total commercial	8,446,225	7,888,634
Commercial real estate	2,432,608	2,323,616
Commercial real estate - multi-family	561,924	593,103
Total commercial real estate	2,994,532	2,916,719
Construction	371,096	381,102
Residential real estate	415,826	361,565
Home equity	137,461	142,177
Personal	178,141	202,022
Total loans	$12,543,281	$11,892,219
Net deferred loan fees and unamortized discount and premium on loans, included as a reduction in total loans	$45,138	$47,017
Overdrawn demand deposits included in total loans	$1,149	$1,963

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry type for commercial and industrial loans, product type for commercial real estate and construction loans, and borrower.

Loans Held-For-Sale
(Amounts in thousands)

	June 30, 2015	December 31, 2014
Mortgage loans held-for-sale (1)	$24,414	$42,215
Other loans held-for-sale (2)	29,849	72,946
Total loans held-for-sale	$54,263	$115,161

(1)
Comprised of residential mortgage loan originations intended to be sold in the secondary market. The Company accounts for these loans under the fair value option. Refer to Note 16 for additional information regarding mortgage loans held-for-sale.

(2)
Amounts at June 30, 2015, represent commercial and commercial real estate loans carried at the lower of aggregate cost or fair value. Generally, the Company intends to sell these loans within 30-60 days from the date the intent to sell was established. Amounts at December 31, 2014, consist of $36.6 million of commercial, commercial real estate and construction loans carried at the lower of aggregate cost or fair value and $36.3 million of commercial, commercial real estate, construction, home equity and personal loans held-for-sale in connection with the sale of the Company's banking office located in Norcross, Georgia, which closed in January 2015.

Carrying Value of Loans Pledged
(Amounts in thousands)

	June 30, 2015	December 31, 2014
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$431,488	$478,692
FHLB advances (2)	1,845,935	1,576,168
Total	$2,277,423	$2,054,860

(1)	No borrowings were outstanding at June 30, 2015, or December 31, 2014.

(2)	Refer to Notes 7 and 8 for additional information regarding FHLB advances.

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of June 30, 2015
Commercial	$8,416,607	$1,561	$212	$—	$8,418,380	$27,845	$8,446,225
Commercial real estate	2,981,091	—	—	—	2,981,091	13,441	2,994,532
Construction	371,096	—	—	—	371,096	—	371,096
Residential real estate	411,251	—	459	—	411,710	4,116	415,826
Home equity	125,741	572	—	—	126,313	11,148	137,461
Personal	178,098	18	1	—	178,117	24	178,141
Total loans	$12,483,884	$2,151	$672	$—	$12,486,707	$56,574	$12,543,281
As of December 31, 2014
Commercial	$7,855,833	$762	$992	$—	$7,857,587	$31,047	$7,888,634
Commercial real estate	2,891,301	5,408	261	—	2,896,970	19,749	2,916,719
Construction	380,939	163	—	—	381,102	—	381,102
Residential real estate	354,717	943	631	—	356,291	5,274	361,565
Home equity	128,500	397	2,236	—	131,133	11,044	142,177
Personal	201,569	23	—	—	201,592	430	202,022
Total loans	$11,812,859	$7,696	$4,120	$—	$11,824,675	$67,544	$11,892,219

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

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of June 30, 2015
Commercial	$74,657	$49,519	$13,258	$62,777	$2,889
Commercial real estate	19,925	3,824	9,617	13,441	2,102
Residential real estate	4,484	—	4,116	4,116	606
Home equity	13,566	3,985	8,917	12,902	1,865
Personal	24	—	24	24	6
Total impaired loans	$112,656	$57,328	$35,932	$93,260	$7,468
As of December 31, 2014
Commercial	$60,174	$25,739	$26,432	$52,171	$11,487
Commercial real estate	26,738	9,755	10,193	19,948	2,441
Residential real estate	5,849	349	4,925	5,274	735
Home equity	12,904	3,627	8,839	12,466	1,855
Personal	430	—	430	430	109
Total impaired loans	$106,095	$39,470	$50,819	$90,289	$16,627

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	Three Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$59,380	$316	$55,534	$419
Commercial real estate	14,823	10	36,960	20
Residential real estate	4,454	—	9,481	—
Home equity	12,714	24	12,614	21
Personal	248	—	599	—
Total	$91,619	$350	$115,188	$460

(1)	Represents amounts while classified as impaired for the periods presented.

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1) (Continued)
(Amounts in thousands)

	Six Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$55,791	$500	$48,935	$801
Commercial real estate	16,359	13	41,617	44
Residential real estate	4,676	—	9,700	—
Home equity	13,094	46	13,018	45
Personal	300	—	632	—
Total	$90,220	$559	$113,902	$890

(1)	Represents amounts while classified as impaired for the periods presented.

Credit Quality Indicators

We attempt to mitigate risk through loan structure, collateral, monitoring, and other credit risk management controls. We have adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are considered "pass" rated credits and we believe exhibit acceptable financial performance, cash flow, and leverage. Credits rated 6 are performing in accordance with contractual terms but are considered "special mention" as these credits demonstrate potential weakness that, if left unresolved, may result in deterioration in our credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Loans rated 7 may be classified as either accruing ("potential problem") or nonaccrual ("nonperforming"). Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. Potential problem loans continue to accrue interest but the ultimate collection of these loans in full is a risk due to the same conditions that characterize a 6-rated credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or a declining value of the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that we may sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at a minimum on a quarterly basis, while all other rated credits over a certain dollar threshold, depending on loan type, are reviewed annually or more frequently as the circumstances warrant.

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of June 30, 2015
Commercial	$124,689	1.5	$125,948	1.5	$27,845	0.3	$8,446,225
Commercial real estate	83	*	2,614	0.1	13,441	0.4	2,994,532
Construction	—	—	—	—	—	—	371,096
Residential real estate	6,148	1.5	6,533	1.6	4,116	1.0	415,826
Home equity	806	0.6	2,618	1.9	11,148	8.1	137,461
Personal	715	0.4	44	*	24	*	178,141
Total	$132,441	1.1	$137,757	1.1	$56,574	0.5	$12,543,281
As of December 31, 2014
Commercial	$93,130	1.2	$78,562	1.0	$31,047	0.4	$7,888,634
Commercial real estate	3,552	0.1	746	*	19,749	0.7	2,916,719
Construction	—	—	—	—	—	—	381,102
Residential real estate	2,964	0.8	5,981	1.7	5,274	1.5	361,565
Home equity	1,170	0.8	2,108	1.5	11,044	7.8	142,177
Personal	173	0.1	45	*	430	0.2	202,022
Total	$100,989	0.8	$87,442	0.7	$67,544	0.6	$11,892,219

*	Less than 0.1%

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	June 30, 2015		December 31, 2014
	Accruing	Nonaccrual (1)	Accruing	Nonaccrual (1)
Commercial	$34,932	$7,944	$21,124	$20,113
Commercial real estate	—	10,638	199	8,005
Residential real estate	—	1,325	—	1,881
Home equity	1,754	5,832	1,422	5,886
Personal	—	—	—	413
Total	$36,686	$25,739	$22,745	$36,298

(1)	Included in nonperforming loans.

At June 30, 2015 and December 31, 2014, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $14.0 million and $8.5 million, respectively.

Additions to Accruing Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Three Months Ended June 30,
	2015			2014
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	4	$13,415	$13,134	1	$3,550	$3,550
Other concession (3)	—	—	—	1	2,638	2,638
Total commercial	4	13,415	13,134	2	6,188	6,188
Home equity
Extension of maturity date (2)	1	346	346	—	—	—
Total accruing	5	$13,761	$13,480	2	$6,188	$6,188
Change in recorded investment due to principal paydown at time of modification			$281			$—

	Six Months Ended June 30,
	2015			2014
		Recorded Investment (1)			Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	5	$15,809	$15,528	2	$3,750	$3,750
Other concession (3)	—	—	—	2	15,579	15,579
Total commercial	5	15,809	15,528	4	19,329	19,329
Commercial real estate
Other concession (3)	—	—	—	1	426	426
Home equity
Extension of maturity date (2)	1	346	346	—	—	—
Total accruing	6	$16,155	$15,874	5	$19,755	$19,755
Change in recorded investment due to principal paydown at time of modification			$281			$—

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at an existing rate of interest that is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

Additions to Nonaccrual Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Three Months Ended June 30,
	2015			2014
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	4	$2,583	$2,583	—	$—	$—
Other concession (3)	1	2,107	2,107	2	97	97
Total commercial	5	4,690	4,690	2	97	97
Commercial real estate
Other concession (3)	—	—	—	1	1,120	1,120
Residential real estate
Other concession (3)	—	—	—	1	70	70
Home equity
Extension of maturity date (2)	3	170	165	—	—	—
Other concession (3)	—	—	—	2	865	865
Total home equity	3	170	165	2	865	865
Total nonaccrual	8	$4,860	$4,855	6	$2,152	$2,152
Change in recorded investment due to principal paydown at time of modification			$5			$—

	Six Months Ended June 30,
	2015			2014
		Recorded Investment (1)			Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	4	$2,583	$2,583	—	$—	$—
Other concession (3)	2	2,780	2,773	4	553	503
Total commercial	6	5,363	5,356	4	553	503
Commercial real estate
Extension of maturity date (2)	2	1,747	1,660	—	—	—
Other concession (3)	1	3,773	3,773	1	1,120	1,120
Total commercial real estate	3	5,520	5,433	1	1,120	1,120
Residential real estate
Other concession (3)	—	—	—	3	565	565
Home equity
Extension of maturity date (2)	3	170	165	1	114	114
Other concession (3)	2	77	77	3	1,115	1,115
Total home equity	5	247	242	4	1,229	1,229
Total nonaccrual	14	$11,130	$11,031	12	$3,467	$3,417
Net decrease in recorded investment at time of modification			$99			$50

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at an existing rate of interest that is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve population. However, our general loan loss reserve methodology does consider the amount and product type of the TDRs removed as a proxy for potentially heightened risk in the general portfolio when establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Refer to the "Impaired Loan" and "Allowance for Loan Loss" sections of Note 1, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements of our 2014 Annual Report on Form 10-K regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $3.8 million and $10.6 million in specific reserves for nonaccrual TDRs at June 30, 2015, and December 31, 2014, respectively. For accruing TDRs, there were no specific reserves at June 30, 2015, and December 31, 2014, respectively, as the present value of cash flows for the restructured loan were greater than the recorded investment in the loan.

During the six months ended June 30, 2014, a single commercial real estate loan totaling $699,000 became nonperforming within 12 months of being modified as an accruing TDR. There were no such transactions for the six months ended June 30, 2015. A loan typically becomes nonperforming and placed on nonaccrual status when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than the 90-day past due date.

Other Real Estate Owned

The following table presents the composition of property acquired as a result of borrower defaults on loans secured by real property.

OREO Composition
(Amounts in thousands)

	June 30, 2015	December 31, 2014
Single-family homes	$7,494	$7,902
Land parcels	3,807	4,237
Multi-family	1,026	488
Office/industrial	1,734	3,832
Retail	1,023	957
Total OREO properties	$15,084	$17,416

The recorded investment in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $5.3 million at June 30, 2015, and $5.5 million at December 31, 2014.

Covered Assets

Covered assets represent acquired residential mortgage loans and foreclosed real estate covered under a loss sharing agreement with the FDIC and include an indemnification receivable representing the present value of the expected reimbursement from the FDIC related to expected losses on the acquired loans and foreclosed real estate under such agreement. The loss share agreement will expire on September 30, 2019.

The carrying amount of covered assets is presented in the following table.

Covered Assets
(Amounts in thousands)

	June 30, 2015	December 31, 2014
Residential mortgage loans (1)	$28,259	$32,182
Foreclosed real estate - single family homes	159	187
Estimated loss reimbursement by the FDIC	2,111	1,763
Total covered assets	30,529	34,132
Allowance for covered loan losses	(6,332)	(5,191)
Net covered assets	$24,197	$28,941

(1)	Includes $264,000 and $420,000 of purchased credit-impaired loans as of June 30, 2015, and December 31, 2014, respectively.

The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $531,000 and $856,000 at June 30, 2015 and December 31, 2014, respectively.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 4 for a discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Three Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$108,873	$31,606	$4,026	$5,223	$4,588	$2,294	$156,610
Loans charged-off	(2,921)	(98)	—	(194)	—	(28)	(3,241)
Recoveries on loans previously charged-off	984	272	164	47	73	86	1,626
Net (charge-offs) recoveries	(1,937)	174	164	(147)	73	58	(1,615)
Provision (release) for loan losses	6,208	(3,570)	(374)	181	(46)	(343)	2,056
Balance at end of period	$113,144	$28,210	$3,816	$5,257	$4,615	$2,009	$157,051
Ending balance for loans individually evaluated for impairment (1)	$2,889	$2,102	$—	$606	$1,865	$6	$7,468
Ending balance for loans collectively evaluated for impairment	$110,255	$26,108	$3,816	$4,651	$2,750	$2,003	$149,583
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$62,777	$13,441	$—	$4,116	$12,902	$24	$93,260
Ending balance, loans collectively evaluated for impairment	8,383,448	2,981,091	371,096	411,710	124,559	178,117	12,450,021
Total recorded investment in loans	$8,446,225	$2,994,532	$371,096	$415,826	$137,461	$178,141	$12,543,281

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Three Months Ended June 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$90,080	$37,575	$3,547	$6,978	$5,500	$3,088	$146,768
Loans charged-off	(2,142)	(2,082)	—	(180)	(268)	(13)	(4,685)
Recoveries on loans previously charged-off	813	1,360	9	135	60	20	2,397
Net (charge-offs) recoveries	(1,329)	(722)	9	(45)	(208)	7	(2,288)
Provision (release) for loan losses	7,575	(3,554)	65	(1,653)	(277)	(145)	2,011
Balance at end of period	$96,326	$33,299	$3,621	$5,280	$5,015	$2,950	$146,491
Ending balance for loans individually evaluated for impairment (1)	$11,113	$4,879	$—	$630	$1,715	$150	$18,487
Ending balance for loans collectively evaluated for impairment	$85,213	$28,420	$3,621	$4,650	$3,300	$2,800	$128,004
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$64,851	$23,173	$—	$9,337	$11,630	$580	$109,571
Ending balance, loans collectively evaluated for impairment	7,506,435	2,495,954	360,313	327,992	132,451	204,226	11,027,371
Total recorded investment in loans	$7,571,286	$2,519,127	$360,313	$337,329	$144,081	$204,806	$11,136,942

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses (Continued)
(Amounts in thousands)

	Six Months Ended June 30,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2015
Balance at beginning of year	$103,462	$31,838	$4,290	$5,316	$4,924	$2,668	$152,498
Loans charged-off	(5,123)	(985)	—	(231)	(371)	(38)	(6,748)
Recoveries on loans previously charged-off	1,495	870	183	104	143	959	3,754
Net (charge-offs) recoveries	(3,628)	(115)	183	(127)	(228)	921	(2,994)
Provision (release) for loan losses	13,310	(3,513)	(657)	68	(81)	(1,580)	7,547
Balance at end of period	$113,144	$28,210	$3,816	$5,257	$4,615	$2,009	$157,051
2014
Balance at beginning of year	$80,768	$42,362	$3,338	$7,555	$5,648	$3,438	$143,109
Loans charged-off	(3,629)	(4,664)	—	(415)	(715)	(143)	(9,566)
Recoveries on loans previously charged-off	4,475	2,048	16	435	88	426	7,488
Net recoveries (charge-offs)	846	(2,616)	16	20	(627)	283	(2,078)
Provision (release) for loan losses	14,712	(6,447)	267	(2,295)	(6)	(771)	5,460
Balance at end of period	$96,326	$33,299	$3,621	$5,280	$5,015	$2,950	$146,491

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$12,650	$9,702	$12,274	$9,206
Provision (release) for unfunded commitments	507	(339)	883	157
Balance at end of period	$13,157	$9,363	$13,157	$9,363
Unfunded commitments, excluding covered assets, at period end	$6,135,242	$4,957,324

(1)
Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit. Unfunded commitments related to covered assets are excluded as they are covered under a loss sharing agreement with the FDIC.

Refer to Note 15 for additional details of commitments to extend credit, standby letters of credit and commercial letters of credit.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	June 30, 2015	December 31, 2014
Banking	$81,755	$81,755
Asset management	12,286	12,286
Total goodwill	$94,041	$94,041

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. Our annual goodwill impairment test was performed as of October 31, 2014, and it was determined no impairment existed as of that date nor are we aware of any events or circumstances that would indicate goodwill is impaired at June 30, 2015. There were no impairment charges for goodwill recorded in 2014. Our annual goodwill test will be completed during the fourth quarter 2015.

We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 12 years.

We review intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During the second quarter 2015, there were no events or circumstances that we believe indicate there may be impairment of intangible assets, and no impairment charges for other intangible assets were recorded for the six months ended June 30, 2015.

Other Intangible Assets
(Dollars in thousands)

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Core deposit intangibles:
Gross carrying amount	$18,093	$18,093
Accumulated amortization	14,066	12,870
Net carrying amount	$4,027	$5,223
Amortization during the period	$1,196	$2,799
Weighted average remaining life (in years)	2	2
Client relationships:
Gross carrying amount	$2,002	$2,002
Accumulated amortization	1,443	1,340
Net carrying amount	$559	$662
Amortization during the period	$103	$208
Weighted average remaining life (in years)	6	6

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year ending December 31,
2015 - remaining six months	$1,156
2016	2,161
2017	1,125
2018	98
2019	28
2020 and thereafter	18
Total	$4,586

7. SHORT-TERM BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	June 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Outstanding:
Repurchase agreements	$150,801	0.45%	$—	—%
FHLB advances	277,000	0.16%	428,000	0.13%
Secured borrowings	6,894	4.05%	4,385	4.45%
Total short-term borrowings	$434,695		$432,385
Other Information:
Unused FHLB advances availability	$541,112		$265,529
Unused overnight Federal funds availability (1)	$630,500		$630,500
Borrowing capacity through the FRB discount window primary credit program (2)	$374,067		$403,752

(1)	Our total availability of overnight Federal fund ("fed funds") borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

Borrowings with maturities of one year or less are classified as short-term and include repurchase agreements and FHLB advances.

Repurchase Agreements - Repurchase agreements are agreements to sell securities subject to an obligation to repurchase the same or similar securities. Securities sold under agreements to repurchase are treated as a financing, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements generally mature within 1 to 90 days from the transaction date. At June 30, 2015, the repurchase agreement obligation had a remaining contractual maturity of 7 days and was collateralized by $158.3 million of residential mortgage-backed securities, which were held in custody by third parties. The securities underlying the agreements remain in their respective accounts while pledged as collateral to our counter-party. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company is therefore exposed to the risks that impact the fair value of its pledged securities, including interest rate movements, market liquidity, and credit events. As of June 30, 2015, we did not have amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.

FHLB Advances - At June 30, 2015, FHLB advances consisted of $7.0 million from the FHLB Atlanta, of which $2.0 million is included in short-term borrowings, and $670.0 million from FHLB Chicago, of which $275.0 million is included in short-term borrowings. As a member of the FHLB Chicago, the Bank has access to borrowing capacity which is subject to change based on the availability of acceptable collateral to pledge and the level of our investment in FHLB Chicago stock. At June 30, 2015, our borrowing capacity was $1.2 billion, of which $541.1 million is available, subject to making the required additional investment in FHLB Chicago stock. Qualifying residential, multi-family and commercial real estate loans, home equity lines of credit, and residential mortgage-backed securities are pledged as collateral to secure current outstanding balances and additional borrowing availability.

Revolving Line of Credit - The Company has a 364-day revolving line of credit (the "Facility") with a group of commercial banks allowing borrowing of up to $60.0 million, and maturing on September 25, 2015. The interest rate applied to borrowings under the Facility will be, elected by the Company at the time an advance is made; interest rate elections include either 30-day or 90-day LIBOR plus 1.95% or Prime minus 0.50% at the time the advance is made. Any amounts outstanding under the Facility upon or before maturity may be converted, at the Company's option, to an amortizing term loan, with the balance of such loan due September 26, 2017. At June 30, 2015, no amounts have been drawn on the Facility.

Secured Borrowings - Also included in short-term borrowings on the Consolidated Statements of Financial Condition are amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings because they did not qualify for sale accounting treatment. As of June 30, 2015, and December 31, 2014, these loan participation agreements totaled $6.9 million and $4.4 million, respectively. A corresponding amount was recorded within loans on the Consolidated Statements of Financial Condition at each of these dates.

8. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

		June 30, 2015	December 31, 2014
Parent Company:
2.93% junior subordinated debentures due 2034	(1)(a)	$8,248	$8,248
2.00% junior subordinated debentures due 2035	(2)(a)	51,547	51,547
1.79% junior subordinated debentures due 2035	(3)(a)	41,238	41,238
10.00% junior subordinated debentures due 2068	(a)	68,755	68,755
7.125% subordinated debentures due 2042 (b)		125,000	125,000
Subtotal		294,788	294,788
Subsidiaries:
FHLB advances		400,000	50,000
Total long-term debt		$694,788	$344,788

(1)	Variable rate in effect at June 30, 2015, based on three-month LIBOR +2.65%.

(2)	Variable rate in effect at June 30, 2015, based on three-month LIBOR +1.71%.

(3)	Variable rate in effect at June 30, 2015, based on three-month LIBOR +1.50%.

(a)
Under the final regulatory capital rules issued in July 2013, these instruments are grandfathered for inclusion as a component of Tier 1 capital, although the Tier 1 capital treatment for these instruments could be subject to phase-out due to certain acquisitions.

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

At June 30, 2015, outstanding long-term FHLB advances were secured by qualifying residential, multi-family, commercial real estate, and home equity lines of credit. From time to time, we may pledge eligible real estate mortgage-backed securities to support additional borrowings.

Maturity and Rate Schedule for FHLB Long-Term Advances
(Dollars in thousands)

	June 30, 2015
	Amount	Rate
Maturity Date:
June 5, 2017	$350,000	0.10%
March 25, 2019	2,000	4.26%
May 22, 2019	3,000	4.68%
September 12, 2019 (1)	15,000	3.72%
September 26, 2019 (1)	15,000	3.69%
December 9, 2019 (2)	15,000	3.58%
Total	$400,000	0.55%

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

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year ending December 31,
2017	$350,000
2019	50,000
2020 and thereafter	294,788
Total	$694,788

9. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of June 30, 2015, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable trust preferred securities ("Trust Preferred Securities") to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company ("Debentures"). The Debentures held by the trusts, which in aggregate totaled $169.8 million at June 30, 2015, are the sole assets of each respective trust. Our obligations under the Debentures and related documents, including the indentures, the declarations of trust and related Company guarantees, taken together, constitute a full and unconditional guarantee by the Company on a subordinated basis of distributions and redemption payments and liquidation payments on the Trust Preferred Securities. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all or any series of the Debentures, in each case, at a redemption price of 100% of the principal amount of the Debentures being redeemed plus any accrued but unpaid interest to the redemption date. The repayment, redemption or repurchase of any of the Debentures would be subject to the terms of the applicable indenture and would result in a corresponding repayment, redemption or repurchase of an equivalent amount of the related series of Trust Preferred Securities. Any redemption of the 10% Debentures held by the PrivateBancorp Capital Trust IV ("Capital Trust IV") would be subject to the terms of the replacement capital covenant described below and any required regulatory approval.

In connection with the issuance in 2008 of the 10% Debentures, which rank junior to the other Debentures, we entered into a replacement capital covenant that relates to the redemption of the 10% Debentures and the related Trust Preferred Securities. Under the replacement capital covenant, as amended in October 2012, we committed, for the benefit of certain debt holders, that we would not repay, redeem or repurchase the 10% Debentures or the related Trust Preferred Securities prior to June 2048 unless we have (1) obtained any required regulatory approval, and (2) raised certain amounts of qualifying equity or equity-like replacement capital at any time after October 10, 2012. The replacement capital covenant benefits holders of our "covered debt" as specified under the terms of the replacement capital covenant. Currently, under the replacement capital covenant, the "covered debt" is the Debentures held by PrivateBancorp Statutory Trust II. In the event that the Company's 7.125% subordinated debentures due 2042 are designated as or become the covered debt under the replacement capital covenant, the terms of such debentures provide that the Company is authorized to terminate the replacement capital covenant without any further action or payment. We may amend or terminate the replacement capital covenant in certain circumstances without the consent of the holders of the covered debt.

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

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

		Common Securities Issued	Trust Preferred Securities Issued (1)		Earliest Redemption Date (on or after) (3)		Principal Amount of Debentures (3)
	Issuance Date			Coupon Rate (2)		Maturity	June 30, 2015	December 31, 2014
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.93%	June 17, 2009	June 2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	June 2005	1,547	50,000	2.00%	Sept. 15, 2010	Sept. 2035	51,547	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.79%	Dec. 15, 2010	Dec. 2035	41,238	41,238
PrivateBancorp Capital Trust IV	May 2008	5	68,750	10.00%	June 15, 2013	June 2068	68,755	68,755
Total		$3,038	$166,750				$169,788	$169,788

(1)
The Trust Preferred Securities accrue distributions at a rate equal to the interest rate on, and have a maturity identical to that of, the related Debentures. The Trust Preferred Securities will be redeemed upon maturity or earlier redemption of the related Debentures.

(2)
Reflects the coupon rate in effect at June 30, 2015. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate based on three-month LIBOR plus 2.65%. The coupon rates for PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for PrivateBancorp Capital Trust IV is fixed. Distributions on all Trust Preferred Securities are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years in the case of the Debentures held by Trust IV, and five years in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

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

10. EQUITY

Preferred Stock

At June 30, 2015, and December 31, 2014, there were one million shares of preferred stock authorized and none issued or outstanding.

Nonvoting Common Stock

At June 30, 2015, and December 31, 2014, there were five million shares of nonvoting common stock authorized and none issued or outstanding.

Treasury Stock

The Company reissues treasury stock, when available, or new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. Treasury shares are reissued at average cost. The Company held 742 shares and 1,704 shares in treasury at June 30, 2015, and December 31, 2014, respectively.

Comprehensive Income

Change in Accumulated Other Comprehensive Income ("AOCI") by Component
(Amounts in thousands)

	Six Months Ended June 30,
	2015			2014
	Unrealized Gain on Available-for-Sale Securities	Accumulated (Loss) Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumulated (Loss) Gain on Effective Cash Flow Hedges	Total
Balance at beginning of period	$19,448	$1,469	$20,917	$12,960	$(3,116)	$9,844
(Decrease) increase in unrealized gains on securities	(5,407)	—	(5,407)	15,236	—	15,236
Increase in unrealized gains on cash flow hedges	—	8,126	8,126	—	11,878	11,878
Tax benefit (expense) on increase in unrealized gains (losses)	2,074	(3,154)	(1,080)	(5,972)	(4,650)	(10,622)
Other comprehensive (loss) income before reclassifications	(3,333)	4,972	1,639	9,264	7,228	16,492
Reclassification adjustment of net gains included in net income (1)	(533)	(5,072)	(5,605)	(527)	(4,307)	(4,834)
Reclassification adjustment for tax expense on realized net gains (2)	207	1,970	2,177	208	1,696	1,904
Amounts reclassified from AOCI	(326)	(3,102)	(3,428)	(319)	(2,611)	(2,930)
Net current period other comprehensive (loss) income	(3,659)	1,870	(1,789)	8,945	4,617	13,562
Balance at end of period	$15,789	$3,339	$19,128	$21,905	$1,501	$23,406

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

11. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per common share
Net income	$46,422	$40,824	$87,906	$75,329
Net income allocated to participating stockholders (1)	(366)	(519)	(838)	(1,147)
Net income allocated to common stockholders	$46,056	$40,305	$87,068	$74,182
Weighted-average common shares outstanding	77,942	77,062	77,676	76,869
Basic earnings per common share	$0.59	$0.52	$1.12	$0.97
Diluted earnings per common share
Diluted earnings applicable to common stockholders (2)	$46,059	$40,308	$87,080	$74,192
Weighted-average diluted common shares outstanding:
Weighted-average common shares outstanding	77,942	77,062	77,676	76,869
Dilutive effect of stock awards (3)	1,216	744	1,161	743
Weighted-average diluted common shares outstanding	79,158	77,806	78,837	77,612
Diluted earnings per common share	$0.58	$0.52	$1.10	$0.96

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

(3)
For the quarters ended June 30, 2015 and 2014, the weighted-average outstanding non-participating securities of 238,000 and 1.3 million shares, respectively, and for the six months ended June 30, 2015 and 2014, the weighted-average outstanding non-participating securities of 483,000 and 1.3 million shares, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

12. INCOME TAXES

Income Tax Provision Analysis
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income before income taxes	$73,668	$66,818	$140,386	$122,349
Income tax provision:
Current income tax provision	$28,691	$26,086	$50,231	$45,953
Deferred income tax (benefit) provision	(1,445)	(92)	2,249	1,067
Total income tax provision	$27,246	$25,994	$52,480	$47,020
Effective tax rate	37.0%	38.9%	37.4%	38.4%

Deferred Tax Assets

Net deferred tax assets totaled $97.0 million at June 30, 2015, and $98.2 million at December 31, 2014. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

At June 30, 2015, we have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded. This conclusion was based in part on our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

At both June 30, 2015, and December 31, 2014, we had $131,000 and $212,000, respectively, of unrecognized tax benefits relating to uncertain tax positions that, if recognized, would impact the effective tax rate.

13. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce both interest rate risk (relating to mortgage loan commitments and planned sales of loans) and foreign currency volatility (relating to certain loans denominated in currencies other than the U.S. dollar). We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the client-related and other end-user derivatives, noted in the table below, were designated as hedging instruments for accounting purposes at June 30, 2015, and December 31, 2014.

We also use interest rate derivatives to hedge variability in forecasted interest cash flows in our loan portfolio, which is comprised primarily of floating-rate loans. These derivatives are designated as cash flow hedges.

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

Notional Amounts and Fair Value of Derivative Instruments
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	$600,000	$5,817	$550,000	$4,542	$200,000	$1,284	$250,000	$2,715
Derivatives not designated as hedging instruments:
Client-related derivatives:
Interest rate contracts	$3,810,941	$45,099	$3,881,202	$42,879	$3,810,941	$46,150	$3,743,827	$43,792
Foreign exchange contracts	249,258	6,547	98,285	5,183	219,588	5,681	86,582	4,659
Risk participation agreements (1)	85,745	15	98,478	19	114,637	41	100,941	24
Total client-related derivatives		$51,661		$48,081		$51,872		$48,475
Other end-user derivatives:
Foreign exchange contracts	$9,490	$87	$18,551	$241	$207	$3	$2,892	$45
Mortgage banking derivatives		456		786		130		801
Total other end-user derivatives		$543		$1,027		$133		$846
Total derivatives not designated as hedging instruments		$52,204		$49,108		$52,005		$49,321
Netting adjustments (2)		(10,579)		(10,588)		(28,593)		(25,269)
Total derivatives		$47,442		$43,062		$24,696		$26,767

(1)	The remaining average notional amounts are shown for risk participation agreements.

(2)
Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting agreements. Refer to Note 14 for additional information regarding master netting agreements.

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the Federal banking agencies’ guidelines. All such requirements were met at June 30, 2015 and December 31, 2014. Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features
(Amounts in thousands)

	June 30, 2015	December 31, 2014
Fair value of derivatives with credit contingency features in a net liability position	$14,207	$14,596
Collateral posted for those transactions in a net liability position	$16,230	$16,865
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$—	$—
Outstanding derivative instruments that would be immediately settled	$14,207	$14,596

Derivatives Designated in Hedge Relationships

The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash Flow Hedges – Under our cash flow hedging program, we enter into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loan cash flows to fixed-rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the Consolidated Statements of Income. During the six months ended June 30, 2015, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of June 30, 2015, the maximum length of time over which forecasted interest cash flows are hedged is five years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income
Related to Interest Rate Swaps Designated as Cash Flow Hedge
(Amounts in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-Tax	After-tax	Pre-Tax	After-tax
Accumulated unrealized gain (loss) at beginning of period	$8,497	$5,191	$(3,016)	$(1,839)	$2,405	$1,469	$(5,110)	$(3,116)
Amount of (loss) gain recognized in AOCI (effective portion)	(504)	(289)	7,741	4,714	8,126	4,972	11,878	7,228
Amount reclassified from AOCI to interest income on loans	(2,534)	(1,563)	(2,264)	(1,374)	(5,072)	(3,102)	(4,307)	(2,611)
Accumulated unrealized gain at end of period	$5,459	$3,339	$2,461	$1,501	$5,459	$3,339	$2,461	$1,501

As of June 30, 2015, $4.9 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2015. During the six months ended June 30, 2015, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur.

Derivatives Not Designated in Hedge Relationships

Other End-User Derivatives – We use forward commitments to sell to-be-announced securities and other commitments to sell residential mortgage loans at specified prices to economically hedge the change in fair value of customer interest rate lock commitments and residential mortgage loans held-for-sale. The forward commitments to sell and the interest rate lock commitments are considered derivatives. At June 30, 2015, the par value of our residential mortgage loans held-for-sale totaled $24.7 million, the notional value of our interest rate lock commitments totaled $43.3 million, and the notional value of our forward commitments to sell totaled $74.3 million.

We are also exposed at times to foreign exchange risk as a result of originating loans in which the principal and interest are settled in a currency other than U.S. dollars. As of June 30, 2015, our exposure was to the Euro, Canadian dollar, and British pound on $9.6 million of loans. We manage this risk using forward currency derivatives.

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

Risk Participation Agreements
(Dollars in thousands)

	June 30, 2015	December 31, 2014
Fair value of written RPAs	$41	$24
Range of remaining terms to maturity (in years)	Less than 1 to 5	Less than 1 to 4
Range of assigned internal risk ratings	2 to 7	2 to 7
Maximum potential amount of future undiscounted payments	$2,999	$3,927
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	34%	25%

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Location in Consolidated Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Gain on client-related derivatives:
Interest rate contracts	Capital markets income	$2,536	$2,509	$4,899	$5,019
Foreign exchange contracts	Capital markets income	2,350	2,383	4,103	3,798
Risk participation agreements	Capital markets income	33	114	89	272
Total client-related derivatives		4,919	5,006	9,091	9,089
(Loss) gain on end-user derivatives:
Foreign exchange derivatives	Other income, service and charges income	(500)	(259)	550	(253)
Mortgage banking derivatives	Mortgage banking income	380	(134)	340	(316)
Total end-user derivatives		(120)	(393)	890	(569)
Total derivatives not designated in hedging relationship		$4,799	$4,613	$9,981	$8,520

14. BALANCE SHEET OFFSETTING

Master Netting Agreements

Certain financial instruments, including repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to enforceable master netting agreement or similar agreements. Authoritative accounting guidance permits the netting of financial assets and liabilities when a legally enforceable master netting agreement exists between us and a counterparty. A master netting agreement is an agreement between two counterparties who have multiple financial contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. For those financial instruments subject to enforceable master netting agreements, assets and liabilities, and related cash collateral, with the same counterparty are reported on a net basis within the assets and liabilities on the Consolidated Statements of Financial Condition.

Derivative contracts may require us to provide or receive cash or financial instrument collateral. Collateral associated with derivative assets and liabilities subject to enforceable master netting agreements with the same counterparty is posted on a net basis. We have pledged cash or financial collateral in accordance with each counterparty's collateral posting requirements for all of the Company's derivative assets and liabilities in a net liability position as of June 30, 2015 and December 31, 2014. Certain collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that we are only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts.

As of June 30, 2015 and December 31, 2014, $18.0 million and $14.7 million of cash collateral pledged, respectively, was netted with the related financial liabilities on the Consolidated Statement of Financial Condition. To the extent not netted against fair values under a master netting agreement, the excess collateral received or pledged is included in other short-term borrowings or other investments, respectively. There was no excess cash collateral pledged at June 30, 2015 and December 31, 2014. Any securities pledged to counterparties as financial instrument collateral remain on the Consolidated Statements of Financial Condition as long as we do not default.

The following table presents information about our financial assets and liabilities and the related collateral by derivative type (e.g., interest rate contracts). As we post collateral with counterparties on the basis of our net position in all financial contracts with a given counterparty, the information presented below aggregates the financial contracts entered into with the same counterparty.

Offsetting of Financial Assets and Liabilities
(Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of June 30, 2015
Financial assets:
Derivatives (1):
Interest rate contracts	$50,916	$(7,847)	$43,069	$—	$—	$43,069
Foreign exchange contracts	3,866	(2,725)	1,141	—	—	1,141
Risk participation agreements	15	—	15	—	—	15
Mortgage banking derivatives	58	(7)	51	—	—	51
Total derivatives subject to a master netting agreement	54,855	(10,579)	44,276	—	—	44,276
Total derivatives not subject to a master netting agreement	3,166	—	3,166	—	—	3,166
Total derivatives	$58,021	$(10,579)	$47,442	$—	$—	$47,442
Financial liabilities:
Derivatives (1):
Interest rate contracts	$47,434	$(26,424)	$21,010	$(17,015)	$—	$3,995
Foreign exchange contracts	4,462	(2,162)	2,300	(1,863)	—	437
Risk participation agreements	41	—	41	(33)	—	8
Mortgage banking derivatives	7	(7)	—	—	—	—
Total derivatives subject to a master netting agreement	51,944	(28,593)	23,351	(18,911)	—	4,440
Total derivatives not subject to a master netting agreement	1,345	—	1,345	—	—	1,345
Total derivatives	53,289	(28,593)	24,696	(18,911)	—	5,785
Repurchase agreements	150,801	—	150,801	(150,801)	—	—
Total	$204,090	$(28,593)	$175,497	$(169,712)	$—	$5,785

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents financial instrument and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the financial instrument.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Financial Assets and Liabilities (Continued) (Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of December 31, 2014
Financial assets:
Derivatives (1):
Interest rate contracts	$47,421	$(7,433)	$39,988	$—	$—	$39,988
Foreign exchange contracts	3,664	(3,154)	510	—	—	510
Risk participation agreements	19	(1)	18	—	—	18
Total derivatives subject to a master netting agreement	51,104	(10,588)	40,516	—	—	40,516
Total derivatives not subject to a master netting agreement	2,546	—	2,546	—	—	2,546
Total derivatives	53,650	(10,588)	43,062	—	—	43,062
Financial liabilities:
Derivatives (1):
Interest rate contracts	$46,507	$(24,067)	$22,440	$(17,755)	$—	$4,685
Foreign exchange contracts	2,421	(1,202)	1,219	(965)	—	254
Risk participation agreements	24	—	24	(19)	—	5
Total derivatives subject to a master netting agreement	48,952	(25,269)	23,683	(18,739)	—	4,944
Total derivatives not subject to a master netting agreement	3,084	—	3,084	—	—	3,084
Total derivatives	52,036	(25,269)	26,767	(18,739)	—	8,028

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents financial instrument and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the financial instrument.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	June 30, 2015	December 31, 2014
Commitments to extend credit:
Home equity lines	$132,820	$129,943
Residential 1-4 family construction	43,162	53,847
Commercial real estate, other construction, and land development	1,185,398	1,123,123
Commercial and industrial	3,863,648	4,031,217
All other commitments	521,199	336,623
Total commitments to extend credit	$5,746,227	$5,674,753
Letters of credit:
Financial standby	$353,416	$334,175
Performance standby	40,559	38,167
Commercial letters of credit	5,315	5,224
Total letters of credit	$399,290	$377,566

(1)	Includes covered loan commitments of $10.3 million and $11.0 million as of June 30, 2015, and December 31, 2014, respectively.

Commitments to extend credit are agreements to lend funds to, or issue letters of credit for the account of, a client as long as there is no violation of any condition established in the credit agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of unfunded commitments require regulatory capital support, except for unfunded commitments of less than one year that are unconditionally cancellable. Since many of our commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of June 30, 2015, we had a reserve for unfunded commitments of $13.2 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors including: the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. Standby letters of credit include performance and financial guarantees for clients in connection with contracts between our clients and third parties. Standby letters of credit are agreements where we are obligated to make payment to a third party on behalf of a client in the event the client fails to meet their contractual obligations. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn upon when the underlying transaction is consummated between the client and the third party. In most cases, the Company receives a fee for the amount of a letter of credit issued but not drawn upon.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $2.2 million as of June 30, 2015. We amortize these amounts into income over the commitment period. As of June 30, 2015, standby letters of credit had a remaining weighted-average term of approximately 15 months, with remaining actual lives ranging from less than 1 year to 6 years.

Other Commitments

The Company has unfunded commitments to Community Reinvestment Act ("CRA") investments and other investment partnerships totaling $18.7 million at June 30, 2015. Of these commitments, $8.3 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the Consolidated Statements of Financial Condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card provider issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party provider. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party provider to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $15.4 million at June 30, 2015.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of June 30, 2015, we have no recorded contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold in the secondary market have limited recourse provisions. The losses for the years ended June 30, 2015 and 2014, arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

Legal Proceedings

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois, known as Maas vs. Marek et. al. The lawsuit, brought by the beneficiaries of two trusts for which the Bank is serving as the successor trustee, seeks reimbursement of penalties and interest assessed by the IRS due to the late payment of certain generation skipping taxes by the trusts, as well as certain related attorney fees and other damages. The other named defendants include legal and accounting professionals that provided services related to the matters involved. In January 2014, the Circuit Court denied the Bank’s motion to dismiss, and the matter is now in the discovery process. Although we are not able to predict the likelihood of an adverse outcome, we currently anticipate that ultimate resolution of this matter will not have a material adverse impact on our financial condition or results of operations.

As of June 30, 2015, there were various other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Mortgage Loans Held-for-Sale – Mortgage loans held-for-sale represent residential mortgage loan originations intended to be sold in the secondary market. We have elected the fair value option for residential mortgage loans originated with the intention of selling to a third party. The election of the fair value option aligns the accounting for these loans with the related mortgage banking derivatives used to economically hedge them. These mortgage loans are measured at fair value as of each reporting date, with changes in fair value recognized through mortgage banking non-interest income. The fair value of mortgage loans held-for-sale is determined based on prices obtained for loans with similar characteristics from third-party sources. On a quarterly basis, the Company validates the overall reasonableness of the fair values obtained from third-party sources by comparing prices obtained to prices received from various other pricing sources, and reviewing the reasonableness of prices based on Company knowledge of market liquidity and other market-related conditions. Mortgage loans held-for-sale are classified in level 2 of the valuation hierarchy.

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

Derivative Assets and Derivative Liabilities – Derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. For derivative counterparties with which we have a master netting agreement, we measure nonperformance risk on the basis of our net exposure to the counterparty. The fair value of derivative assets and liabilities is determined based on prices obtained from third-party advisors using standardized industry models, or based on quoted market prices obtained from external pricing services. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of derivative assets and liabilities are primarily based on observable inputs and are classified in level 2 of the valuation hierarchy, with the exception of certain client-related derivatives, risk participation agreements, and interest rate lock commitments, as discussed below. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third-party advisors, including evaluating inputs and methodologies used by the third-party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company's knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from third parties based on our validation procedures, during the quarters ended June 30, 2015 and 2014, we did not alter the fair values ultimately provided by the third-party advisors.

Level 3 derivatives include risk participation agreements, derivatives associated with clients whose loans are risk rated 6 or higher ("watch list derivative"), and interest rate lock commitments. Refer to "Credit Quality Indicators" in Note 4 for further discussion of risk ratings. For the level 3 risk participation agreements and watch list derivatives, the Company obtains prices from third-party advisors, consistent with the valuation processes employed for the Company’s derivatives classified in level 2 of the fair value hierarchy, and then applies loss factors to adjust the prices obtained from third-party advisors. The significant unobservable inputs that are employed in the valuation process for the risk participation agreements and watch list derivatives that cause these derivatives to be classified in level 3 of the fair value hierarchy are the historic loss factors specific to the particular industry segment and risk rating category. The loss factors are updated quarterly and are derived and aligned with the loss factors utilized in the calculation of the Company’s general reserve component of the allowance for loan losses. Changes in the fair value measurement of risk participation agreements and watch list derivatives are largely due to changes in the fair value of the derivative, risk rating adjustments and fluctuations in the pertinent historic average loss rate. For the interest rate lock commitments on mortgage loans, the fair value is based on prices obtained for loans with similar characteristics from third-party sources, adjusted for the probability that the interest rate lock commitment will fund (the “pull-through” rate). The significant unobservable input that causes these derivatives to be classified in level 3 of the fair value hierarchy is the pull-through rate. Pull-through rates are derived using the Company’s historical data and reflect the Company’s best estimate of the likelihood that a committed loan will ultimately fund. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at June 30, 2015, and December 31, 2014 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	June 30, 2015				December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for sale:
U.S. Treasury	$268,895	$—	$—	$268,895	$268,265	$—	$—	$268,265
U.S. Agency	—	46,423	—	46,423	—	46,258	—	46,258
Collateralized mortgage obligations	—	117,097	—	117,097	—	136,933	—	136,933
Residential mortgage-backed securities	—	853,363	—	853,363	—	846,078	—	846,078
State and municipal securities	—	412,455	—	412,455	—	347,310	—	347,310
Foreign sovereign debt	—	—	—	—	—	500	—	500
Total securities available-for-sale	268,895	1,429,338	—	1,698,233	268,265	1,377,079	—	1,645,344
Mortgage loans held-for-sale	—	24,414	—	24,414	—	42,215	—	42,215
Derivative assets:
Interest rate contract derivatives designated as hedging instruments	—	5,817	—	5,817	—	4,542	—	4,542
Client-related derivatives	—	50,978	683	51,661	—	46,669	1,412	48,081
Other end-user derivatives	—	145	398	543	—	241	786	1,027
Netting adjustments	—	(10,448)	(131)	(10,579)	—	(9,952)	(636)	(10,588)
Total derivative assets	—	46,492	950	47,442	—	41,500	1,562	43,062
Total assets	$268,895	$1,500,244	$950	$1,770,089	$268,265	$1,460,794	$1,562	$1,730,621
Liabilities:
Derivative liabilities:
Interest rate contract derivatives designated as hedging instruments	$—	$1,284	$—	$1,284	$—	$2,715	$—	$2,715
Client-related derivatives	—	51,700	172	51,872	—	47,799	676	48,475
Other end-user derivatives	—	10	123	133	—	45	801	846
Netting adjustments	—	(28,462)	(131)	(28,593)	—	(24,633)	(636)	(25,269)
Total derivative liabilities	$—	$24,532	$164	$24,696	$—	$25,926	$841	$26,767
If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2014, and June 30, 2015.

There have been no other changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2014, to June 30, 2015.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
(Amounts in thousands)

	Three Months Ended June 30,
	2015		2014
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$2,233	$(1,239)	$1,038	$(735)
Total gains:
Included in earnings (2)	(384)	153	329	181
Purchases, issuances, sales and settlements:
Issuances	347	—	240	—
Settlements	(572)	340	(645)	28
Transfers into Level 3 (out of Level 2) (3)	284	—	1,752	(948)
Transfers out of Level 3 (into Level 2) (3)	(827)	451	(2)	—
Balance at end of period	$1,081	$(295)	$2,712	$(1,474)
Change in unrealized gains in earnings relating to assets and liabilities still held at end of period	$(36)	$193	$89	$313

	Six Months Ended June 30,
	2015		2014
	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$2,198	$(1,477)	$789	$(201)
Total gains:
Included in earnings (2)	(242)	299	226	543
Purchases, issuances, sales and settlements:
Issuances	505	—	412	—
Settlements	(1,363)	584	(1,180)	(422)
Transfers into Level 3 (out of Level 2) (3)	1,168	(160)	2,579	(1,394)
Transfers out of Level 3 (into Level 2) (3)	(1,185)	459	(114)	—
Balance at end of period	$1,081	$(295)	$2,712	$(1,474)
Change in unrealized gains in earnings relating to assets and liabilities still held at end of period	$490	$(26)	$66	$790

(1)	Fair value is presented prior to giving effect to netting adjustments.

(2)	Amounts disclosed in this line are included in the Consolidated Statements of Income as capital markets products income for derivatives and mortgage banking income for interest rate lock commitments.

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
(Amounts in thousands)

	June 30, 2015	December 31, 2014
Aggregate fair value	$24,414	$42,215
Difference (1)	271	(16)
Aggregate unpaid principal balance	$24,685	$42,199

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of June 30, 2015 and December 31, 2014, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the six months ended June 30, 2015, were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the second quarter 2015 and 2014, and still held at June 30, 2015 and 2014, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Net (Gains) Losses
	June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Collateral-dependent impaired loans (1)	$27,186	$31,482	$(3,021)	$12,391
OREO (2)	10,473	14,238	1,161	3,556
Total	$37,659	$45,720	$(1,860)	$15,947

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

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2014, to June 30, 2015.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at June 30, 2015		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$537		Discounted cash flow	Loss factors	7.2% to 16.6%	12.9%
Risk participation agreements	$(26)	(1)	Discounted cash flow	Loss factors	0.6% to 16.6%	8.8%
Interest rate lock commitments	$(371)		Discounted cash flow	Pull-through rate	80.0% to 100.0%	81.1%
Collateral-dependent impaired loans	$27,186		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-0.2% to -27.8%	-8.4%	(2)
OREO	$10,473		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-1.0% to -18.8%	-6.8%	(2)

(1)	Represents fair value of underlying swap.

(2)	Weighted average is calculated based on assets with a property specific adjustment.

The significant unobservable inputs used in the fair value measurement of the risk participation agreements and watch list derivatives are the historic loss factors. A significant increase (decrease) in the pertinent loss factor would result in a significantly lower (higher) fair value measurement.

Estimated Fair Value of Certain Financial Instruments

U.S. GAAP requires disclosure of the estimated fair values of certain financial instruments, both assets and liabilities, on-and off-balance sheet, for which it is practical to estimate fair value. Because the disclosure of estimated fair values provided herein excludes the fair value of certain other financial instruments and all non-financial instruments, any aggregation of the estimated fair value amounts presented would not represent total underlying value. Examples of non-financial instruments having value not disclosed herein include the future earnings potential of significant customer relationships and the value of our asset management operations and other fee-generating businesses. In addition, other significant assets including property, plant, and equipment and goodwill are not considered financial instruments and, therefore, have not been included in the disclosure.

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

Other loans held-for-sale - Included in loans held-for sale at June 30, 2015, and December 31, 2014 are $29.8 million and $36.6 million, respectively, of loans carried at the lower of aggregate cost or fair value. Also included in loans held-for-sale at December 31, 2014, are $36.3 million of loans held-for-sale in connection with the sale of the Company's banking office located in Norcross, Georgia, which closed in January 2015. Fair value estimates are based on the actual agreed upon price in the agreement.

Securities held-to-maturity – Securities held-to-maturity include collateralized mortgage obligations, residential mortgage-backed securities, commercial mortgage-backed securities and state and municipal securities. Substantially all held-to-maturity securities are fixed income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets.

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

Deposit liabilities – The fair values disclosed for noninterest-bearing deposits, savings deposits, interest-bearing demand deposits, and money market deposits are approximately equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for certificates of deposit and time deposits were estimated using present value techniques by discounting the future cash flows at rates based on internal models and broker quotes.

Deposits held-for-sale – Deposits held-for-sale are recorded at the lower of cost or fair value. Amounts held at December 31, 2014, are deposits held-for-sale in connection with the sale of the Company's banking office located in Norcross, Georgia, which closed in January 2015. Fair value estimates are based upon the price and premium per the agreement.

Short-term borrowings – The fair value of FHLB advances with remaining maturities of one year or less is estimated by discounting the obligations using the rates currently offered for borrowings of similar remaining maturities. The fair value of the repurchase obligation is considered to be equal to the carrying value because of its short-term nature. The fair value of secured borrowings is equal to the value of the loans they are collateralizing. See "Loans" above for further information. The carrying amount of the obligation for cash collateral held is considered to be its fair value because of its short-term nature.

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

Financial Instruments
(Amounts in thousands)

	As of June 30, 2015
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$185,983	$185,983	$185,983	$—	$—
Federal funds sold and interest-bearing deposits in banks	192,531	192,531	—	192,531	—
Loans held-for-sale	54,263	54,263	—	54,263	—
Securities available-for-sale	1,698,233	1,698,233	268,895	1,429,338	—
Securities held-to-maturity	1,199,120	1,198,460	—	1,198,460	—
FHLB stock	25,854	25,854	—	25,854	—
Loans, net of allowance for loan losses and unearned fees	12,386,230	12,351,635	—	—	12,351,635
Covered assets, net of allowance for covered loan losses	24,197	30,408	—	—	30,408
Accrued interest receivable	43,442	43,442	—	—	43,442
Investment in BOLI	55,926	55,926	—	—	55,926
Derivative assets	47,442	47,442	—	46,492	950
Financial Liabilities:
Deposits	$13,388,936	$13,396,155	$—	$10,998,935	$2,397,220
Short-term borrowings	434,695	434,118	—	427,847	6,271
Long-term debt	694,788	670,526	205,200	398,967	66,359
Accrued interest payable	7,543	7,543	—	—	7,543
Derivative liabilities	24,696	24,696	—	24,532	164

Financial Instruments (Continued)
(Amounts in thousands)

	As of December 31, 2014
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$132,211	$132,211	$132,211	$—	$—
Federal funds sold and interest-bearing deposits in banks	292,341	292,341	—	292,341	—
Loans held-for-sale	115,161	115,161	—	115,161	—
Securities available-for-sale	1,645,344	1,645,344	268,265	1,377,079	—
Securities held-to-maturity	1,129,285	1,132,615	—	1,132,615	—
FHLB stock	28,666	28,666	—	28,666	—
Loans, net of allowance for loan losses and unearned fees	11,739,721	11,736,461	—	—	11,736,461
Covered assets, net of allowance for covered loan losses	28,941	33,988	—	—	33,988
Accrued interest receivable	40,531	40,531	—	—	40,531
Investment in BOLI	55,207	55,207	—	—	55,207
Derivative assets	43,062	43,062	—	41,500	1,562
Financial Liabilities:
Deposits	$13,089,968	$13,095,657	$—	$10,595,040	$2,500,617
Deposits held-for-sale	122,216	117,572	—	117,572	—
Short-term borrowings	432,385	430,944	—	427,150	3,794
Long-term debt	344,788	332,374	204,320	54,092	73,962
Accrued interest payable	6,948	6,948	—	—	6,948
Derivative liabilities	26,767	26,767	—	25,926	841

17. OPERATING SEGMENTS

We have three primary operating segments: Banking, Asset Management and the Holding Company. With respect to the Banking and Asset Management segments, each is delineated by the products and services that it offers. The Banking operating segment is comprised of commercial and personal banking services, including mortgage originations. Commercial banking services are primarily provided to corporations and other business clients and include a wide array of lending and cash management products. Personal banking services offered to individuals, professionals, and entrepreneurs include direct lending and depository services. The Asset Management segment includes certain activities of our PrivateWealth group, including investment management, personal trust and estate administration, custodial and escrow, retirement plans and brokerage services. The activities of the third operating segment, the Holding Company, include the direct and indirect ownership of our banking subsidiary, the issuance of debt and intersegment eliminations.

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

Operating Segments Performance
(Amounts in thousands)

	Three Months Ended June 30,
	Banking		Asset Management		Holding Company and Other Adjustments		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014
Net interest income (loss)	$129,121	$118,755	$1,104	$987	$(5,603)	$(7,391)	$124,622	$112,351
Provision for loan and covered loan losses	2,116	327	—	—	—	—	2,116	327
Non-interest income	28,273	25,804	4,771	4,440	15	15	33,059	30,259
Non-interest expense	74,756	68,520	4,513	4,332	2,628	2,613	81,897	75,465
Income (loss) before taxes	80,522	75,712	1,362	1,095	(8,216)	(9,989)	73,668	66,818
Income tax provision (benefit)	29,951	29,330	524	431	(3,229)	(3,767)	27,246	25,994
Net income (loss)	$50,571	$46,382	$838	$664	$(4,987)	$(6,222)	$46,422	$40,824

	Six Months Ended June 30,
	Banking		Asset Management		Holding Company and Other Adjustments		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014
Net interest income (loss)	$255,619	$233,907	$2,003	$1,774	$(11,007)	$(14,578)	$246,615	$221,103
Provision for loan and covered loan losses	7,762	4,034	—	—	—	—	7,762	4,034
Non-interest income	57,411	47,676	9,134	8,789	30	30	66,575	56,495
Non-interest expense	150,691	137,180	8,825	8,408	5,526	5,627	165,042	151,215
Income (loss) before taxes	154,577	140,369	2,312	2,155	(16,503)	(20,175)	140,386	122,349
Income tax provision (benefit)	57,888	53,983	898	849	(6,306)	(7,812)	52,480	47,020
Net income (loss)	$96,689	$86,386	$1,414	$1,306	$(10,197)	$(12,363)	$87,906	$75,329

	Banking		Holding Company and Other Adjustments(1)		Consolidated
	6/30/2015	12/31/2014	6/30/2015	12/31/2014	6/30/2015	12/31/2014
Selected Balances
Assets	$14,395,309	$13,882,805	$1,830,586	$1,720,577	$16,225,895	$15,603,382
Total loans	12,543,281	11,892,219	—	—	12,543,281	11,892,219
Deposits, excluding deposits held-for-sale	13,442,839	13,150,600	(53,903)	(60,632)	13,388,936	13,089,968

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

18. VARIABLE INTEREST ENTITIES

At June 30, 2015, and December 31, 2014, the Company did not have any variable interest entities ("VIEs") consolidated in its financial statements. The table below presents our interests in VIEs that are not consolidated in our financial statements.

Nonconsolidated VIEs
(Amounts in thousands)

	June 30, 2015		December 31, 2014
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances	$169,788	$—	$169,788	$—
Community reinvestment investments	10,887	12,581	14,360	16,054
Restructured loans to commercial clients (1):
Outstanding loan balance	53,213	67,219	49,376	57,782
Related derivative asset	37	37	6,533	6,533
Total	$233,925	$79,837	$240,057	$80,369

(1)	Excludes personal loans and loans to non-for-profit entities.

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

A portion of our community reinvestment investments are investments in limited liability entities that invest in affordable housing projects that qualify for low-income housing tax credits. These investments entitle the Company to tax credits through 2031. Any new investments in qualified affordable housing projects entered into on or after January 1, 2014, that meet certain conditions are accounted for using the proportional amortization method. Prior to January 1, 2014, the Company accounted for all of its investments in qualified affordable housing projects using the effective yield method and has elected to continue accounting for preexisting tax credit investments using the effective yield method as permitted under the accounting standards.

The carrying value of the Company’s tax credit investments in affordable housing projects totaled $9.7 million and $10.0 million as of June 30, 2015, and December 31, 2014, respectively. The Company recognizes tax credits related to these investments, tax benefits from the operating losses generated by these investments, and amortization of the principal investment balances, all of which were immaterial during each of the six months ended June 30, 2015 and 2014. Commitments to provide future capital contributions totaling $8.3 million as of June 30, 2015, are expected to be paid through 2029. These investments are reviewed periodically for impairment. No impairment losses were recorded for the six months ended June 30, 2015 and 2014.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. ("PrivateBancorp," the "Company," we, our or us), is a Delaware corporation and bank holding company headquartered in Chicago, Illinois. The PrivateBank and Trust Company (the "Bank" or "PrivateBank"), our bank subsidiary, provides customized financial services to middle-market companies, as well as business owners, executives, entrepreneurs and families in all the markets and communities we serve. As of June 30, 2015, we had 34 offices located in 11 states, primarily in the Midwest, with a majority of our business conducted in the greater Chicago market area.

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

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014. Results of operations for the six months ended June 30, 2015, are not necessarily indicative of results to be expected for the year ending December 31, 2015. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts may constitute forward-looking statements within the meaning of Federal securities laws. Forward-looking statements represent management's current beliefs and expectations regarding future events, such as our anticipated future financial results, credit quality, liquidity, revenues, expenses, or other financial items, and the impact of business plans and strategies or legislative or regulatory actions. Forward-looking statements are typically identified by words such as "may," "might," "will," "should," "could," "would," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "project," "potential," or "continue" or other comparable terminology.

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results to differ from those reflected in forward-looking statements include:

•	continued uncertainty regarding U.S. and global economic outlook that may impact market conditions or affect demand for certain banking products and services;

•	unanticipated developments in pending or prospective loan transactions or greater-than-expected paydowns or payoffs of existing loans;

•	unanticipated changes in interest rates or an extended period of continued historically low interest rates;

•	competitive pressures in the financial services industry relating to both pricing and loan structures, which have led to ongoing compression in loan yields and may impact our growth rate;

•
unforeseen credit quality problems or changing economic conditions that could result in charge-offs greater than we have anticipated in our allowance for loan losses or changes in value of our investments;

•	an inability to attract sufficient or cost-effective sources of liquidity or funding as and when needed;

•	unanticipated losses of one or more large depositor relationships, or other significant deposit outflows;

•	loss of key personnel or an inability to recruit appropriate talent cost-effectively;

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

These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Readers should also consider the risks, assumptions and uncertainties set forth in the "Risk Factors" section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, and "Management's Discussion and

Analysis of Financial Condition and Results of Operations" section of this Form 10-Q, as well as those set forth in our subsequent periodic and current reports filed with the SEC. Forward-looking statements speak only as of the date they are made and we assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the Federal securities laws.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), and our accounting policies are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that require management to make the most significant estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements. Management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, income taxes and fair value measurements are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations and, as such, are considered to be critical accounting policies. For additional information regarding critical accounting policies, refer to "Summary of Significant Accounting Policies," presented in Note 1 to the Consolidated Financial Statements and the section titled "Critical Accounting Policies" in Management’s Discussion and Analysis of Financial Condition and Results of Operations included our 2014 Annual Report on Form 10-K. There have been no significant changes in our application of critical accounting policies since December 31, 2014.

USE OF NON-U.S. GAAP FINANCIAL MEASURES

This report contains both U.S. GAAP and non-U.S. GAAP financial measures. These non-U.S. GAAP financial measures include (i) net interest income, adjusted net income, net interest margin, net revenue, operating profit, and efficiency ratio, which are all presented on a fully taxable-equivalent basis, and (ii) return on average tangible common equity, common equity Tier 1 ratio (prior to 2015), tangible common equity to risk-weighted assets, tangible common equity to tangible assets, and tangible book value. We believe that presenting these non-U.S. GAAP financial measures provides information useful to investors in understanding our underlying operational performance, business and performance trends, and facilitates comparisons with the performance of other similar companies in the banking industry. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measure and a reconciliation to such U.S. GAAP financial measure can be found in Table 25. These disclosures should not be viewed as a substitute for operating results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-U.S. GAAP performance measures that may be presented by other companies.

SECOND QUARTER 2015 OVERVIEW

For the quarter ended June 30, 2015, we reported net income available to common stockholders of $46.4 million, an increase of $5.6 million, or 14%, compared to $40.8 million for second quarter 2014, and an increase of $4.9 million, or 12%, compared to $41.5 million for first quarter 2015. Diluted earnings per share were $0.58, an increase of 12% compared to $0.52 per diluted share in both the second quarter 2014 and in the previous quarter. For the quarter ended June 30, 2015, our annualized return on average assets was 1.15% and our annualized return on average common equity was 11.85%, similar with a year ago quarter when such ratios were 1.14% and 11.88%, respectively. Our efficiency ratio improved to 51.6% for the quarter ended June 30, 2015, compared to 52.6% in the second quarter 2014, as growth in net revenue outpaced increases in non-interest expense.

Compared to the second quarter 2014, the increase in earnings for the current quarter was mainly attributable to an increase in net interest income as a result of $1.4 billion in loan growth over the past year and lower interest expense on our long-term debt due to the $75 million partial redemption in October 2014 of our 10% junior subordinated debentures (the "10% Debentures"). These same factors contributed to an increase in operating profit of $8.9 million to $76.8 million for second quarter 2015 compared to $67.9 million for second quarter 2014. Net revenue was $158.7 million, up $15.4 million from the second quarter 2014, primarily due to the loan growth since June 30, 2014 mentioned above. Net interest income for second quarter 2015 increased $12.3 million compared to the second quarter 2014, driven by higher interest income on $1.8 billion growth in average interest-earning assets compared to the prior year quarter and reduced cost of funds. Net interest margin decreased to 3.17% for second quarter 2015 compared to 3.21% for second quarter 2014, primarily driven by continued yield compression and a lower level of loan fees. Non-interest income for the current quarter increased $2.8 million to $33.1 million compared to the second quarter 2014, attributable primarily to increases in mortgage banking income and treasury management fees. Non-interest expenses increased 9% from the prior year quarter, primarily due to higher salary and employee benefit costs.

Credit quality metrics as of June 30, 2015, largely improved from year end 2014, with a 16% decline in nonperforming assets. At June 30, 2015, other real estate owned was $15.1 million, a reduction of $2.3 million from December 31, 2014. Nonperforming assets to total assets were 0.44% at June 30, 2015, compared to 0.54% at December 31, 2014. Nonperforming loans to total loans were 0.45% at June 30, 2015, compared to 0.57% at December 31, 2014. At June 30, 2015, our allowance for loan losses as a percentage of total loans was 1.25%, compared to 1.28% at December 31, 2014. Net charge-offs totaled $1.6 million in second quarter 2015 as compared to $2.3 million in the second quarter 2014, while the provision for loan losses was relatively flat at $2.1 million in the second quarter 2015 compared to $2.0 million for second quarter 2014. The current quarter provision was impacted by loan growth and some credit rating downgrades within our performing loan portfolio, as well as favorable developments relating to several nonperforming loans that reduced our specific reserve requirements. Specific reserves at June 30, 2015, declined to $7.5 million, or 4.8% of the total allowance for loan losses, compared to $15.6 million at March 31, 2015, and $16.6 million at December 31, 2014. Given the relatively low level of specific reserves at June 30, 2015, we expect any further benefit to provision expense resulting from the release of existing specific reserves to be minimal. Accordingly, we expect our provision expense going forward to be driven by changes to the general allocated reserve component due to overall loan growth and performance and, if necessary, any new specific reserves that may be required.

Total loans grew $651.1 million, or 5%, to $12.5 billion at June 30, 2015, from $11.9 billion at year end 2014, and increased $1.4 billion, or 13%, from June 30, 2014, primarily driven by commercial loans to new clients. Total commercial loans comprised two-thirds of total loans at June 30, 2015, consistent with year end 2014 and June 30, 2014.

Total deposits at June 30, 2015, increased $299.0 million to $13.4 billion from year end 2014, while average deposits increased $416.6 million from year end 2014. Our deposit base is predominately comprised of commercial client balances, which will fluctuate from time to time based on our clients' business and liquidity needs.

Please refer to the remaining sections of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for greater discussion of the various components of our second quarter 2015 performance, statement of financial condition and liquidity.

OTHER DEVELOPMENTS

On June 25, 2015, the Company announced that it published on its website the summary results of its annual company-run capital stress test as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and Federal Reserve regulations. Results are based on a forward-looking exercise using hypothetical severely adverse macroeconomic conditions prescribed by the Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") and do not represent the Company's forecast of future economic conditions or expected future financial results or condition. We conduct capital stress testing and consider capital stress testing results in connection with our capital management decisions, as contemplated by our capital management policies.

During the second quarter 2015, the Bank was assigned a “satisfactory” rating on the FDIC’s evaluation of the Bank’s performance under the Community Reinvestment Act ("CRA") during the 2010-2012 period. Based on completion of the examination process, we do not expect any supervisory enforcement action.

RESULTS OF OPERATIONS

The following table presents selected quarterly financial data highlighting our operating performance trends over the past five quarters.

Table 1
Consolidated Financial Highlights
(Dollars in thousands, except per share data)

	As of and for the Three Months Ended
	2015		2014
	June 30	March 31	December 31	September 30	June 30
Selected Operating Statistics
Net income	$46,422	$41,484	$37,223	$40,527	$40,824
Effective tax rate	37.0%	37.8%	38.1%	38.3%	38.9%
Net interest income	$124,622	$121,993	$116,876	$116,758	$112,351
Fee revenue (1)	33,060	32,982	30,426	30,666	30,063
Net revenue (2)	158,717	156,453	148,180	148,238	143,354
Operating profit (2)	76,820	73,308	65,155	70,402	67,889
Provision for loan losses (3)	2,056	5,491	3,977	3,732	2,011
Per Share Data
Basic earnings per share	$0.59	$0.53	$0.48	$0.52	$0.52
Diluted earnings per share	0.58	0.52	0.47	0.51	0.52
Tangible book value at period end (2)(4)	$18.88	$18.35	$17.67	$17.08	$16.61
Dividend payout ratio	1.69%	1.89%	2.08%	1.92%	1.92%
Performance Ratios
Return on average common equity	11.85%	11.05%	10.03%	11.27%	11.88%
Return on average assets	1.15%	1.07%	0.95%	1.09%	1.14%
Return on average tangible common equity (2)	12.75%	11.94%	10.89%	12.27%	12.97%
Net interest margin (2)	3.17%	3.21%	3.07%	3.23%	3.21%
Efficiency ratio (2)(5)	51.60%	53.14%	56.03%	52.51%	52.64%
Credit Quality (3)
Total nonperforming loans to total loans	0.45%	0.58%	0.57%	0.64%	0.69%
Total nonperforming assets to total assets	0.44%	0.53%	0.54%	0.60%	0.66%
Allowance for loan losses to total loans	1.25%	1.29%	1.28%	1.30%	1.32%
Balance Sheet Highlights
Total assets	$16,225,895	$16,361,348	$15,603,382	$15,190,468	$14,602,404
Average interest-earning assets	15,703,136	15,293,533	15,022,425	14,283,920	13,936,754
Loans (3)	12,543,281	12,170,484	11,892,219	11,547,587	11,136,942
Allowance for loan losses (3)	(157,051)	(156,610)	(152,498)	(150,135)	(146,491)
Deposits, excluding deposits held-for-sale	13,388,936	14,101,728	13,089,968	12,849,204	12,236,201
Noninterest-bearing demand deposits	3,702,377	3,936,181	3,516,695	3,342,862	3,387,424
Loans to deposits (3)	93.68%	86.30%	90.85%	89.87%	91.02%

	As of
	2015		2014
	June 30	March 31	December 31	September 30	June 30
Capital Ratios
Total risk-based capital	12.41%	12.29%	12.51%	13.18%	13.41%
Tier 1 risk-based capital	10.49%	10.34%	10.49%	11.12%	11.24%
Tier 1 leverage ratio	10.24%	10.16%	9.96%	10.70%	10.63%
Common equity Tier 1 ratio (6)	9.41%	9.23%	9.33%	9.38%	9.42%
Tangible common equity to tangible assets (2)(7)	9.22%	8.86%	8.91%	8.84%	8.94%

(1)	Computed as total non-interest income less net securities gains (losses).

(2)	This is a non-U.S. GAAP financial measure. Refer to Table 25 for a reconciliation of non-U.S. GAAP to comparable U.S. GAAP measures.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

(6)
Effective January 1, 2015, the common equity Tier 1 ratio is a required regulatory capital measure and as presented for the 2015 periods is calculated in accordance with the new Basel III capital rules. For periods prior to January 1, 2015, this ratio was considered a non-U.S. GAAP financial measure and was calculated without giving effect to the final Basel III capital rules. Refer to Table 25, "Non-U.S. GAAP Financial Measures" for a reconciliation from non-U.S. GAAP to U.S. GAAP for periods prior to 2015.

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

Quarter ended June 30, 2015 compared to quarter ended June 30, 2014

Table 2 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters ended June 30, 2015 and 2014. The table also presents the trend in net interest margin on a quarterly basis for 2015 and 2014, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, Table 2 details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume versus yield/rate changes.

Table 2
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Three Months Ended June 30,						Attribution of Change in Net Interest Income (1)
	2015			2014
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$393,761	$245	0.25%	$225,135	$139	0.24%	$105	$1	$106
Securities:
Taxable	2,396,003	13,541	2.26%	2,291,837	13,625	2.38%	605	(689)	(84)
Tax-exempt (3)	383,514	3,017	3.15%	268,765	2,176	3.24%	905	(64)	841
Total securities	2,779,517	16,558	2.38%	2,560,602	15,801	2.47%	1,510	(753)	757
FHLB stock	26,415	63	0.94%	28,916	59	0.81%	(5)	9	4
Loans, excluding covered assets:
Commercial	8,426,836	88,317	4.15%	7,485,211	81,366	4.30%	9,950	(2,999)	6,951
Commercial real estate	2,916,389	27,019	3.67%	2,470,926	22,132	3.54%	4,105	782	4,887
Construction	392,676	4,036	4.07%	378,189	3,612	3.78%	142	282	424
Residential	415,942	3,541	3.40%	348,267	3,221	3.70%	591	(271)	320
Personal and home equity	320,661	2,457	3.07%	355,262	2,747	3.10%	(265)	(25)	(290)
Total loans, excluding covered assets(4)	12,472,504	125,370	3.98%	11,037,855	113,078	4.06%	14,523	(2,231)	12,292
Covered assets (5)	30,939	277	3.61%	84,246	618	2.91%	(455)	114	(341)
Total interest-earning assets (3)	15,703,136	$142,513	3.60%	13,936,754	$129,695	3.69%	$15,678	$(2,860)	$12,818
Cash and due from banks	173,915			148,143
Allowance for loan and covered loan losses	(164,844)			(164,694)
Other assets	496,560			486,593
Total assets	$16,208,767			$14,406,796
Liabilities and Equity (6):
Interest-bearing demand deposits	$1,428,497	$966	0.27%	$1,199,553	$842	0.28%	$156	$(32)	$124
Savings deposits	330,092	322	0.39%	285,501	194	0.27%	33	95	128
Money market accounts	5,879,152	4,631	0.32%	4,947,609	3,893	0.32%	734	4	738
Time deposits	2,437,037	5,730	0.94%	2,591,585	5,034	0.78%	(215)	911	696
Total interest-bearing deposits	10,074,778	11,649	0.46%	9,024,248	9,963	0.44%	708	978	1,686
Short-term borrowings	327,226	234	0.28%	45,363	141	1.23%	277	(184)	93
Long-term debt	452,480	4,972	4.39%	627,716	6,496	4.13%	(1,905)	381	(1,524)
Total interest-bearing liabilities	10,854,484	16,855	0.62%	9,697,327	16,600	0.69%	(920)	1,175	255
Noninterest-bearing demand deposits	3,637,010			3,202,460
Other liabilities	145,377			128,428
Equity	1,571,896			1,378,581
Total liabilities and equity	$16,208,767			$14,406,796
Net interest spread (3)(6)			2.98%			3.00%
Contribution of noninterest-bearing sources of funds			0.19%			0.21%
Net interest income/margin (3)(6)		125,658	3.17%		113,095	3.21%	$16,598	$(4,035)	$12,563
Less: tax equivalent adjustment		1,036			744
Net interest income, as reported		$124,622			$112,351
(footnotes on following page)

Table 2
Net Interest Income and Margin Analysis (Continued)
(Dollars in thousands)

	Quarterly Net Interest Margin Trend
	2015		2014
	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	3.60%	3.65%	3.57%	3.72%	3.69%	3.72%
Cost of interest-bearing liabilities (6)	0.62%	0.63%	0.73%	0.71%	0.69%	0.70%
Net interest spread (3)(6)	2.98%	3.02%	2.84%	3.01%	3.00%	3.02%
Contribution of noninterest-bearing sources of funds	0.19%	0.19%	0.23%	0.22%	0.21%	0.21%
Net interest margin (3)(6)	3.17%	3.21%	3.07%	3.23%	3.21%	3.23%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $6.3 million and $6.6 million in net loan fees for the quarters ended June 30, 2015 and 2014, respectively.

(3)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. This is a non-U.S. GAAP measure. Refer to Table 25, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

(4)
Includes loans held-for-sale and nonaccrual loans. Average loans on a nonaccrual basis for the recognition of interest income totaled $63.7 million and $86.7 million for the quarters ended June 30, 2015 and 2014, respectively. Interest foregone on impaired loans was estimated to be approximately $613,000 and $836,000 for the quarters ended June 30, 2015 and 2014, respectively, calculated based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation ("FDIC") assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

(6)	Includes deposits held-for-sale.

Net interest income on a tax-equivalent basis increased $12.6 million, or 11%, to $125.7 million for second quarter 2015, compared to $113.1 million for second quarter 2014. The growth in interest income for second quarter 2015 was largely due to $12.3 million in higher interest income on loans generated by a $1.4 billion increase in average loan balances for the period compared to the year ago period. Interest expense increased $255,000, or 2%, as deposit costs were $1.7 million higher due to increased rates on time deposits and higher average money market and interest-bearing deposit balances. Long-term debt interest expense was $1.5 million lower due to the interest savings on the $75.0 million partial redemption of our 10% Debentures in fourth quarter 2014.

Average interest-earning assets grew $1.8 billion from the prior year period primarily driven by $1.4 billion of growth in average loan balances, with $941.6 million of the growth in the commercial loan portfolio and $445.5 million in the commercial real estate portfolio, along with a $218.9 million increase in average securities balances and a $168.6 million increase in average fed funds sold balance. Average interest-bearing deposits grew $1.1 billion from the prior year period, with growth in all categories of deposits, excluding time deposits. In the second quarter 2015, average short-term borrowings increased $281.9 million, in part due to securities sold under an agreement to repurchase ("repurchase agreement") entered into during the current quarter, while average long-term debt decreased $175.2 million as a result of the $75.0 million partial redemption of the 10% Debentures mentioned above and reduced average long-term FHLB advances in second quarter 2015 compared to the prior year comparative period.

Net interest margin was 3.17% for the second quarter 2015, compared to 3.21% for second quarter 2014. For the comparative period, cost of funds decreased 7 basis points. Interest-earning asset yields declined 9 basis points, with the decline primarily due to lower loan yields. Although loan yields declined by 8 basis points from second quarter 2014, they continue to benefit from our hedging program and increases in our specialty lending activity. Our commercial loan hedging program contributed 8 basis points to our loan yields for both second quarter 2015 and 2014. The 7 basis points decrease in cost of funds for the quarter was driven by reduced borrowing costs from lower short-term FHLB yields in second quarter 2015 compared to second quarter 2014. Average noninterest-bearing demand deposits and average equity, our principal sources of noninterest-bearing funds, increased in aggregate by $627.9 million from second quarter 2014, but the lower interest rate environment continues to reduce their value within net interest margin.

In the continued low interest rate environment, competition remains strong, which has influenced loan pricing and structure. Future loan yields may be impacted by fluctuations in loan fees and interest recovered on nonaccrual loans, acceleration of unamortized origination fees upon early payoff or refinancing, and prepayment and other fees received on certain event driven actions in accordance with the loan agreement. In the prolonged low interest rate environment, we have experienced a general decline in our loan yields, primarily due to pricing compression on loan renewals. With over two-thirds of our loan portfolio indexed to one-month LIBOR, we expect this trend to continue until there is a meaningful increase in interest rates. Although we expect our net interest margin to benefit from a rise in short-term interest rates, it is more difficult to predict the impact on deposit costs as it will depend on client behavior and the mix of our funding sources. As necessary, we could supplement our funding mix with wholesale and brokered time deposits, which generally command higher rates.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Table 3
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Six Months Ended June 30,						Attribution of Change in
	2015			2014			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$407,228	$506	0.25%	$229,200	$281	0.24%	$221	$4	$225
Securities:
Taxable	2,379,456	27,097	2.28%	2,264,882	26,880	2.37%	1,329	(1,112)	217
Tax-exempt (3)	365,783	5,767	3.15%	267,167	4,505	3.37%	1,571	(309)	1,262
Total securities	2,745,239	32,864	2.40%	2,532,049	31,385	2.48%	2,900	(1,421)	1,479
FHLB stock	27,533	111	0.80%	29,457	92	0.62%	(6)	25	19
Loans, excluding covered assets:
Commercial	8,262,658	173,309	4.17%	7,336,579	159,581	4.33%	19,583	(5,855)	13,728
Commercial real estate	2,901,855	54,604	3.74%	2,479,255	44,141	3.54%	7,845	2,618	10,463
Construction	390,666	7,834	3.99%	346,880	6,689	3.84%	870	275	1,145
Residential	401,106	7,027	3.50%	349,426	6,579	3.77%	927	(479)	448
Personal and home equity	331,315	4,939	3.01%	358,784	5,500	3.09%	(412)	(149)	(561)
Total loans, excluding covered assets (4)	12,287,600	247,713	4.01%	10,870,924	222,490	4.07%	28,813	(3,590)	25,223
Covered assets (5)	31,865	636	4.02%	90,012	1,405	3.12%	(1,085)	316	(769)
Total interest-earning assets (3)	15,499,465	$281,830	3.62%	13,751,642	$255,653	3.70%	$30,843	$(4,666)	$26,177
Cash and due from banks	172,629			147,448
Allowance for loan and covered loan losses	(162,709)			(164,813)
Other assets	491,609			485,268
Total assets	$16,000,994			$14,219,545
Liabilities and Equity (6):
Interest-bearing demand deposits	$1,476,046	$1,972	0.27%	$1,246,343	$1,784	0.29%	$313	$(125)	$188
Savings deposits	327,866	634	0.39%	285,104	391	0.28%	65	178	243
Money market accounts	5,709,614	8,929	0.32%	4,804,677	7,670	0.32%	1,418	(159)	1,259
Time deposits	2,498,196	11,369	0.92%	2,569,668	9,840	0.77%	(326)	1,855	1,529
Total interest-bearing deposits	10,011,722	22,904	0.46%	8,905,792	19,685	0.45%	1,470	1,749	3,219
Short-term borrowings	302,173	431	0.28%	44,332	337	1.51%	563	(469)	94
Long-term debt	398,931	9,900	4.96%	627,754	12,984	4.13%	(5,344)	2,260	(3,084)
Total interest-bearing liabilities	10,712,826	33,235	0.62%	9,577,878	33,006	0.69%	(3,311)	3,540	229
Noninterest-bearing demand deposits	3,595,097			3,152,119
Other liabilities	145,786			132,432
Equity	1,547,285			1,357,116
Total liabilities and equity	$16,000,994			$14,219,545
Net interest spread (3)(6)			3.00%			3.01%
Contribution of noninterest-bearing sources of funds			0.19%			0.21%
Net interest income/margin (3)(6)		$248,595	3.19%		$222,647	3.22%	$34,154	$(8,206)	$25,948
Less: tax equivalent adjustment		1,980			1,544
Net interest income, as reported		$246,615			$221,103
(footnotes on following page)

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $13.8 million and $12.7 million in loan fees for the six months ended June 30, 2015 and 2014, respectively.

(3)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. This is a non-U.S. GAAP measure. Refer to Table 25, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

(4)
Includes loans held-for-sale and nonaccrual loans. Average loans on a nonaccrual basis for the recognition of interest income totaled $65.8 million and $89.3 million for the six months ended June 30, 2015 and 2014, respectively. Interest foregone on impaired loans was estimated to be approximately $1.3 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively, calculated based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

(6)	Includes deposits held-for-sale.

As shown in Table 3, net interest margin was 3.19% for the six months ended June 30, 2015, and 3.22% for the six months ended June 30, 2014. Tax-equivalent net interest income increased $25.9 million to $248.6 million for the six months ended June 30, 2015, from $222.6 million for the prior year period. The year-over-year increase in net interest income was primarily attributable to the $1.6 billion growth in average loans and securities and a change in the funding mix of borrowings, offset by lower yields on loans and securities.

Provision for loan and covered loan losses

The provision for loan losses, excluding the provision for covered loans, totaled $2.1 million for the quarter ended June 30, 2015, up slightly from $2.0 million for the same period in 2014. For the six months ended June 30, 2015, the provision for loan losses was $7.5 million compared to $5.5 million for the same period in 2014. The provision for loan losses is a function of our methodology used to determine the allowance for loan losses deemed adequate to cover inherent loan losses after current period net charge-offs have been deducted from the allowance. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see "Credit Quality Management and Allowance for Loan Losses."

For the quarter ended June 30, 2015, we recorded a provision in the allowance for covered loan losses of $60,000, compared to a release of $1.7 million for the same period in 2014. For the six months ended June 30, 2015, the provision for covered loan losses was $215,000, compared to a release of $1.4 million for the same period in 2014. The release in 2014 was primarily attributable to $1.7 million of covered loan recoveries in the second quarter 2014. For further information regarding the FDIC-assisted transaction, see "Covered Assets."

Non-interest Income

Non-interest income is derived from a number of sources, including fees and income from our asset management business, mortgage banking business and deposit services to our retail clients as well as fees from our various commercial products and services, such as the sale of derivative products through our capital markets group, treasury management services, and syndication activities. The following table presents a composition of these non-interest sources of income for the periods presented.

Table 4
Non-interest Income Analysis
(Dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Asset management income:
Managed fee income	$4,183	$3,991	5	$8,012	$7,758	3
Custodian fee income	558	449	24	1,092	1,029	6
Total asset management income	4,741	4,440	7	9,104	8,787	4
Mortgage banking	4,152	2,626	58	7,927	4,258	86
Capital markets products	4,919	5,006	-2	9,091	9,089	*
Treasury management	7,421	6,676	11	14,748	13,275	11
Loan, letter of credit and commitment fees	4,914	4,806	2	10,020	9,440	6
Syndication fees	5,375	5,440	-1	7,997	8,753	-9
Deposit service charges and fees and other income (1)	1,538	1,069	44	7,155	2,366	202
Subtotal fee income	33,060	30,063	10	66,042	55,968	18
Net securities (losses) gains	(1)	196	-101	533	527	1
Total non-interest income	$33,059	$30,259	9	$66,575	$56,495	18
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(1)	Six months ended June 30, 2015 includes the $4.1 million gain on sale of our Georgia branch.

*	Less than 1%.

Second quarter 2015 compared to second quarter 2014

Non-interest income for second quarter 2015 totaled $33.1 million, increasing $2.8 million, or 9%, compared to $30.3 million for the second quarter 2014, with increases in all categories except for capital markets and syndication fees, which were flat. Certain income sources, such as mortgage banking, capital markets products and syndication fees, are transactional in nature and, accordingly, tend to fluctuate and generate uneven income from period to period.

For the second quarter 2015, asset management fee income increased 7% compared to second quarter 2014, primarily due to fees from new business added over the past year. We increased our aggregate assets under management and administration ("AUMA") by $1.1 billion, or 17%, from June 30, 2014, to June 30, 2015. The largest growth in this period came from corporate and institutional managed accounts, which generate proportionately higher fees than custody assets but lower fees than personal managed accounts.

The following table presents the composition of AUMA, as of the dates shown.

	As of			% Change
(Dollars in thousands)	6/30/2015	12/31/2014	6/30/2014	6/30-12/31	6/30-6/30
AUMA
Personal managed	$1,892,973	$1,786,633	$1,834,034	6	3
Corporate and institutional managed	1,883,166	1,347,299	1,380,099	40	36
Total managed assets	3,776,139	3,133,932	3,214,133	20	17
Custody assets	3,682,388	3,511,996	3,151,829	5	17
Total AUMA	$7,458,527	$6,645,928	$6,365,962	12	17
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Growth in AUMA is primarily attributable to continued client acquisition and cross-selling asset management services to our commercial client base. The pricing on asset management accounts varies depending on the type of services provided. Managed fee income includes fees earned on investment management, personal trust and estate administration, and retirement plan and brokerage services. Custodian fee income includes fees earned on qualified custodian, escrow accounts, and standard custody, all of which have significantly lower fees than for managed assets. Fees earned on "qualified custodian" and escrow assets are typically a flat fee structure while standard custody and managed assets are generally based on the market value of the assets on the last day of the prior quarter or month and therefore are subject to market volatility.

Income from our mortgage banking business, which includes gains on loans sold and certain mortgage-related loan fees, increased $1.5 million, or 58%, to $4.2 million in second quarter 2015 compared to second quarter 2014, due to a higher volume of loans sold and the resulting increased gain on sales despite tighter spreads for the current quarter compared to the prior year quarter. We sold $135.9 million of mortgage loans in the secondary market, generating gains of $3.1 million, in second quarter 2015 compared to $87.3 million of mortgage loans sold, generating gains of $2.1 million, in the prior year period. Both home refinance and purchase activity increased compared to the second quarter 2014, with refinance activity attributable to a decline in long-term interest rates earlier in 2015 and purchase activity attributable to a more active housing market.

The following table presents capital markets income by product for the past five quarters.

	Three Months Ended
	2015		2014
(Dollars in thousands)	June 30	March 31	December 31	September 30	June 30
Interest rate contracts	$1,888	$3,149	$4,235	$1,149	$2,876
Foreign exchange contracts	2,362	1,771	1,686	1,577	2,380
Risk participation agreements	53	57	—	41	—
Total capital markets income, excluding CVA	$4,303	$4,977	$5,921	$2,767	$5,256
Decrease (increase) credit valuation adjustment (CVA)	616	(805)	(216)	486	(250)
Total capital markets income	$4,919	$4,172	$5,705	$3,253	$5,006

Capital markets income was $4.9 million in second quarter 2015, roughly flat from second quarter 2014, and included a positive $616,000 CVA in the current quarter compared to a negative CVA of $250,000 for the second quarter 2014. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income declined $953,000, or 18%, compared to second quarter 2014, which reflected a higher volume of interest rate contract transactions and several larger foreign exchange transactions. Since second quarter 2014, the volume of foreign exchange activity has increased due to increased client penetration, although at slightly lower margins, and has become a more stable form of fee income compared to the transactional nature of interest rate contracts. Since second quarter 2014, the number of foreign exchange transactions has increased approximately 27%. As shown in the table above, over the past five quarters, fees from interest rate contracts has and does fluctuate period to period due to both volume and size of transactions and is heavily influenced by our client's outlook on interest rates.

Treasury management income increased $745,000, or 11%, from second quarter 2014 due to higher volume across treasury management platforms. The current year increase reflects the ongoing success in cross-selling treasury management services to new commercial clients as we continue to build client relationships, with approximately 75% of our commercial clients using treasury management services at June 30, 2015. Successful cross-sell and implementation of treasury management services may lag the closing of a credit facility by, on average, three to six months. Similar to loan originations, we continue to experience increased competition for treasury management services.

Syndication fees of $5.4 million in second quarter 2015 were comparable to second quarter 2014. During the second quarter 2015, we participated in 25 syndicated loan transactions (all of which we led or co-led), totaling $741.7 million in commitments, of which we retained $316.2 million in commitments. In the prior year period, we participated in 17 syndicated loan transactions that we led or co-led, totaling $649.5 million in commitments, while retaining $295.0 million in commitments. However, syndication fees typically vary from transaction to transaction depending on, among other factors, market conditions and the size and structure of the transaction, so the aggregate level of syndication fees earned by us in a given period is not entirely correlated with our volume of syndication transactions in such period. Furthermore, even though we generally expect increased syndication opportunities as we grow our loan portfolio, the volume of syndication transactions in a given period depends on a number of factors, including portfolio management decisions, the mix of loans originated and market conditions. Accordingly, despite our overall expectation of increased syndication opportunities, our syndication fees can be expected to fluctuate from quarter-to-quarter.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Non-interest income for the six months ended June 30, 2015, totaled $66.6 million, increasing $10.1 million, or 18%, compared to $56.5 million in the six months ended June 30, 2014. Our non-interest income in the first six months of 2015 included a $4.1 million gain on the sale of our Georgia branch that was completed during first quarter 2015. We experienced increases in all categories of non-interest income, except for syndications, in the first half of 2015.

Asset management fee income increased 4% to $9.1 million for the first six months of 2015 compared to the previous year period. The increase was due to overall growth in AUMA, improved market performance, new client relationships (which helped increase managed assets), and an increase in core custodial assets.

Income from our mortgage banking business increased 86% to $7.9 million in the first half of 2015, compared to $4.3 million in the previous year period. The increase resulted from a higher volume of loans sold related to lower long-term interest rates and favorable conditions in the housing market partially offset by tighter spreads for the current year-to-date period compared to the prior year period. We sold $273.0 million of mortgage loans in the secondary market, generating gains of $6.1 million, in the six months ended June 30, 2015, compared to $145.0 million of mortgage loans sold, generating gains of $3.4 million, for the prior year period.

Capital markets income was comparable in the current year-to-date period with the previous year period and included a negative $190,000 CVA in 2015 compared to a negative CVA of $316,000 in 2014. Exclusive of CVA adjustments, year-over-year capital markets income remained relatively consistent at $9.3 million in the current period compared to $9.4 million in the prior year period. Over the past year, the volume of foreign exchange activity has increased as we have increased client penetration, although at slightly lower margins. The number of foreign exchange transactions for the six months ended June 30, 2015, increased approximately 40% over the six months ended June 30, 2014.

Treasury management income increased $1.5 million, or 11%, compared to the six months ended June 30, 2014. The increase reflected ongoing success in cross-selling treasury management services to our commercial clients.

Loan, letter of credit, and commitment fees increased $580,000, or 6%, from the six months ended June 30, 2014, due to higher levels of standby letter of credit and unused commitment fees compared to the prior year period.

Syndication fees declined $756,000, or 9%, from the six months ended June 30, 2014. The decrease was attributable to lower fees due to deal structures recognized on a higher volume of deals. Second quarter 2014 was also one of the highest individual quarters for income on syndication transactions.

Non-interest Expense

Table 5
Non-interest Expense Analysis
(Dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Compensation expense:
Salaries and wages	$27,461	$25,671	7	$54,463	$50,644	8
Share-based costs	4,316	3,892	11	9,459	7,577	25
Incentive compensation and commissions	13,091	10,493	25	24,153	18,737	29
Payroll taxes, insurance and retirement costs	5,152	4,349	18	14,306	12,067	19
Total compensation expense	50,020	44,405	13	102,381	89,025	15
Net occupancy and equipment expense	8,159	7,728	6	16,023	15,504	3
Technology and related costs	3,420	3,205	7	6,841	6,488	5
Marketing	4,666	3,589	30	8,244	6,002	37
Professional services	2,585	2,905	-11	4,895	5,664	-14
Outsourced servicing costs	2,034	1,850	10	3,714	3,314	12
Net foreclosed property expense	585	2,771	-79	1,913	5,594	-66
Postage, telephone, and delivery	899	927	-3	1,761	1,752	1
Insurance	3,450	3,016	14	6,661	5,919	13
Loan and collection:
Loan origination and servicing expense	1,607	1,202	34	3,233	2,001	62
Loan remediation expense	603	371	63	1,245	628	98
Total loan and collection expense	2,210	1,573	40	4,478	2,629	70
Other operating expense:
Supplies and printing	177	163	9	341	322	6
Subscriptions and dues	312	285	9	631	582	8
Education and training	362	348	4	646	563	15
Internal travel and entertainment	476	393	21	799	740	8
Investment manager expense	665	676	-2	1,310	1,382	-5
Bank charges	300	249	20	596	465	28
Intangibles amortization	645	755	-15	1,300	1,511	-14
Provision (release) for unfunded commitments	507	(339)	250	883	157	462
Other expenses	425	966	-56	1,625	3,602	-55
Total other operating expenses	3,869	3,496	11	8,131	9,324	-13
Total non-interest expense	$81,897	$75,465	9	$165,042	$151,215	9
Full-time equivalent ("FTE") employees at period end	1,185	1,144	4
Operating efficiency ratios:
Non-interest expense to average assets	2.03%	2.10%		2.08%	2.14%
Net overhead ratio (1)	1.21%	1.26%		1.24%	1.34%
Efficiency ratio (2)	51.60%	52.64%		52.37%	54.17%

(1)	Computed as non-interest expense, less non-interest income, annualized, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 25, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

Second quarter 2015 compared to second quarter 2014

Non-interest expense increased by $6.4 million, or 9%, for second quarter 2015 compared to second quarter 2014. The increase primarily reflects higher compensation expense, loan and collection expense, marketing costs, and higher provision for unfunded commitments. This was partially offset by a decrease in net foreclosed property expense in second quarter 2015 compared to second quarter 2014.

Compensation expense increased $5.6 million, or 13%, over second quarter 2014, due to additional staffing to support our growing business, annual compensation adjustments, higher mortgage banking commissions, increased incentive compensation plan accruals based on improved performance, and increased cost of employee benefits. Salary and wages were up $1.8 million, or 7%, primarily due to a higher FTE base, as well as annual compensation adjustments. Share-based costs increased $424,000, or 11%, largely attributable to changes in retirement provisions of certain awards granted in the first quarter 2015 shortening the period over which expense is recognized and a higher level of awards granted. Incentive compensation was up by $2.6 million, or 25%, compared to second quarter 2014, as improved performance drove higher mortgage banking commissions and incentive compensation plan accruals. The increase in employee benefits for the current quarter is largely due to increased healthcare insurance costs compared to the prior year quarter.

Marketing expense increased $1.1 million, or 30%, from second quarter 2014, as a result of our continuing client development activities and increased advertising and branding investments from the launch of our new advertising campaign.

Professional services expense, which includes fees paid for legal services in connection with corporate activities, accounting, and consulting services, declined $320,000, or 11%, from second quarter 2014, primarily due to reduced consulting services for risk management.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, and property ownership costs associated with the maintenance of foreclosed real estate ("OREO"), declined $2.2 million, or 79%, compared to second quarter 2014. OREO write-downs totaled $516,000 in second quarter 2015, a $1.7 million reduction compared to $2.3 million for second quarter 2014. In addition, property ownership costs, such as property management and real estate taxes, were down $530,000 from the prior year quarter as the population of OREO declined from $19.8 million at June 30, 2014, to $15.1 million at June 30, 2015.

Insurance expense increased $434,000, or 14%, from second quarter 2014 and was primarily due to higher FDIC deposit insurance premiums in 2015 largely attributable to overall asset growth and, to a lesser extent, an increase in the rate paid because of changes to the overall composition of our balance sheet, specifically our brokered deposit levels reported at June 30, 2015, compared to a year ago.

Loan and collection expense, which consists of certain non-reimbursable costs associated with loan origination and servicing and loan remediation costs for problem and nonperforming loans, increased $637,000, or 40%, from second quarter 2014 largely due to increased mortgage banking activity. Loan origination and servicing, which comprises over 70% of loan and collection expense, was driven by a 56% growth in mortgage loans sold and 78% growth in mortgage loans closed. Loan remediation-related costs increased largely due to expenses recorded in the second quarter 2015 related to problem loan resolutions.

Other expenses increased $373,000, or 11%, from second quarter 2014. Other expenses include bank charges, costs associated with the CDARS® product offering, intangible asset amortization, education-related costs, subscriptions, provision for unfunded commitments, and miscellaneous losses and expenses. The increase was largely due to a higher provision for unfunded commitments, which was $507,000 for the current quarter compared to a $339,000 release of provision in second quarter 2014, when certain specific reserves for unfunded commitments were reduced. The current quarter increase was partially offset by lower expense on our CRA investments, lower intangible asset amortization, and reduction in other miscellaneous operating losses.

Our efficiency ratio was 51.6% for second quarter 2015, improving from 52.6% at second quarter 2014, as growth in net revenue outpaced increases in non-interest expense. Further meaningful improvement in the efficiency ratio will likely depend on a rise in interest rates.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Non-interest expense increased $13.8 million for the six months ended June 30, 2015, compared to the prior year period, primarily related to increases in compensation, marketing, insurance and loan and collection expenses, offset by a decrease in net foreclosed property expense and certain non-recurring charges included in other expense for the six months ended June 30, 2014.

Compensation expense increased overall by $13.4 million, or 15%, from the prior year period due to additional staff, annual compensation adjustments and increased incentive compensation accruals based on improved performance. Share-based costs increased $1.9 million, or 25%, largely attributable to changes made to the retirement provisions of certain awards granted in the first quarter 2015 shortening the period over which expense is recognized and a higher level of awards granted. Incentive compensation and commissions increased $5.4 million from the prior period due to improved performance resulting in higher mortgage banking commissions and incentive compensation plan accruals. Payroll taxes and insurance costs were up $2.2 million, or 19%, compared to the six months ended June 30, 2014, due to increased base compensation and increased healthcare insurance costs in the current year compared to the prior year comparative period.

Marketing expense increased $2.2 million, or 37%, from the first six months of 2014, as a result of our continuing client development activities and increased advertising and branding investments.

Net foreclosed property expenses declined $3.7 million, or 66%, compared to the prior year period. The decline in net foreclosed property expenses was primarily due to a $2.3 million reduction in OREO valuation write-downs compared to the prior year period. In addition, property ownership costs were down $1.2 million from the prior year period as the population of OREO declined compared to June 30, 2014.

Insurance costs increased $742,000, or 13%, for the six months ended June 30, 2015 compared to the prior year period and was primarily due to higher FDIC deposit insurance premiums in 2015 largely attributable to overall asset growth and, to a lesser extent, an increase in the rate paid because of changes to the overall composition of our balance sheet, specifically in the change in brokered deposit levels reported at June 30, 2015 compared to a year ago.

Loan and collection expense increased $1.8 million, or 70%, for the six months ended June 30, 2015 compared to the prior year period. The increase was primarily due to increased mortgage origination costs related to a higher volume of mortgage loans originated and sold compared to the prior year period as residential market conditions improved from the prior year period.

Other operating expenses declined $1.2 million, or 13%, for the six months ended June 30, 2015, compared to the prior year period, largely due to various miscellaneous other expenses, including a reduced expense on our CRA investments and lower intangible asset amortization.

Income Taxes

Our provision for income taxes includes both federal and state and local income tax expense. For the quarter ended June 30, 2015, we recorded an income tax provision of $27.2 million on pre-tax income of $73.7 million (equal to a 37.0% effective tax rate) compared to an income tax provision of $26.0 million on pre-tax income of $66.8 million for the quarter ended June 30, 2014 (equal to a 38.9% effective tax rate).

For the six months ended June 30, 2015, income tax expense totaled $52.5 million on pre-tax income of $140.4 million (equal to a 37.4% effective tax rate) compared to an income tax provision of $47.0 million on pre-tax income of $122.3 million for the six months ended June 30, 2014 (equal to a 38.4% effective tax rate).

The decrease in our effective tax rate in 2015 compared to the same periods in 2014 is attributable to lower state taxes in 2015, primarily from a reduced Illinois corporate tax rate.

Net deferred tax assets totaled $97.0 million at June 30, 2015. We have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded during the quarter. This conclusion was based in part on the fact that the Company had cumulative book income for financial statement purposes at June 30, 2015, measured on a trailing three-year basis. In addition, we considered the Company's recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

For calendar year 2015, we currently expect the effective tax rate to be in the range of 37% to 38%, although a number of factors will continue to influence that estimate.

Operating Segments Results

We have three primary business segments: Banking, Asset Management, and Holding Company Activities.

Banking

Our Banking segment is the Company's most significant segment, representing 89% of consolidated total assets and generating nearly all of our net income. The profitability of our Banking segment is dependent on net interest income, provision for loan and covered loan losses, non-interest income (exclusive of asset management fees), and non-interest expense. The net income for the Banking segment for the quarter ended June 30, 2015, was $50.6 million, an increase of $4.2 million from net income of $46.4 million for the prior year period. The increase in net income for the Banking segment was primarily due to a $10.4 million increase in net interest income resulting from 13% loan growth since the prior year period. In addition, non-interest expenses increased $6.2 million for the quarter ended June 30, 2015, as compared to the prior year period, due to an increase in salaries and incentive compensation primarily driven by new hires, salary increases and higher incentive compensation accruals tied to improved performance.

Total loans for the Banking segment increased $651.1 million to $12.5 billion at June 30, 2015, from $11.9 billion at December 31, 2014. Total deposits, excluding deposits held-for-sale, were $13.4 billion and $13.2 billion at June 30, 2015, and December 31, 2014, respectively.

Asset Management

The Asset Management segment includes investment management, personal trust and estate administration, custodial and escrow, retirement plans and brokerage services.

Net income from Asset Management increased to $838,000 for second quarter 2015 from $664,000 for the prior year period. The increase was attributable to a higher level of fee income from a higher AUMA balance at June 30, 2015, compared to June 30, 2014. AUMA grew to $7.5 billion at June 30, 2015, from $6.6 billion at December 31, 2014, and $6.4 billion at June 30, 2014. AUMA benefited from growth in both managed and custody assets due to new client balances and improved market performance.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in the Bank. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of compensation expense allocated to the Holding Company and professional fees. For the quarter ended June 30, 2015, the net loss for the Holding Company Activities segment declined to $5.0 million compared to a net loss of $6.2 million for the prior year period, due to lower interest expense in the current period as a result of the partial redemption of our 10% Debentures in fourth quarter 2014. The Holding Company had $53.9 million in cash at June 30, 2015, compared to $60.6 million at December 31, 2014.

Additional information about our operating segments are also discussed in Note 17 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

FINANCIAL CONDITION

Investment Securities Portfolio Management

We manage our investment securities portfolio to maximize the return on invested funds within acceptable risk guidelines, meet pledging and liquidity requirements, and adjust balance sheet interest rate sensitivity in an effort to protect net interest income levels against the impact of changes in interest rates. Investments in the portfolio are comprised of debt securities, primarily residential mortgage-backed securities and state and municipal bonds.

We may adjust the size and composition of our securities portfolio according to a number of factors, including expected liquidity needs, the current and forecasted interest rate environment, our actual and anticipated balance sheet growth rate, the relative value of various segments of the securities markets, and the broader economic and regulatory environment.

Debt securities that are classified as available-for-sale are carried at fair value and may be sold as part of our asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Unrealized gains and losses on available-for-sale securities represent the difference between the aggregate cost and fair value of the portfolio and are reported, on an after-tax basis, as a separate component of equity in accumulated other comprehensive income ("AOCI"). This balance sheet component will fluctuate as market interest rates and conditions change, with such changes affecting the aggregate fair value of the portfolio. In periods of significant market volatility, we may experience significant changes in AOCI.

Debt securities that are classified as held-to-maturity are securities for which we have the ability and intent to hold until maturity and are accounted for using historical cost, as adjusted for amortization of premiums and accretion of discounts.

Table 6
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of June 30, 2015			As of December 31, 2014
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$268,895	$268,306	9	$268,265	$269,697	10
U.S. Agency securities	46,423	46,733	2	46,258	46,959	2
Collateralized mortgage obligations	117,097	113,215	4	136,933	132,633	5
Residential mortgage-backed securities	853,363	835,105	30	846,078	822,746	29
State and municipal securities	412,455	408,815	14	347,310	340,810	13
Foreign sovereign debt	—	—	—	500	500	*
Total available-for-sale	1,698,233	1,672,174	59	1,645,344	1,613,345	59
Held-to-Maturity
Collateralized mortgage obligations	54,490	56,341	2	57,943	59,960	2
Residential mortgage-backed securities	930,403	928,158	32	892,162	885,235	32
Commercial mortgage-backed securities	207,957	209,010	7	181,437	183,021	7
State and municipal securities	1,074	1,069	*	1,073	1,069	*
Other securities	4,536	4,542	*	—	—	—
Total held-to-maturity	1,198,460	1,199,120	41	1,132,615	1,129,285	41
Total securities	$2,896,693	$2,871,294	100	$2,777,959	$2,742,630	100

*	Less than 1%

As of June 30, 2015, our securities portfolio totaled $2.9 billion, an increase of 4% compared to December 31, 2014. During the six months ended June 30, 2015, purchases of securities totaled $346.3 million, with $198.0 million in the available-for-sale portfolio and $148.2 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential mortgage-backed securities, as well as purchases of residential and commercial mortgage-backed securities, state and municipal securities, and U.S. Treasury securities.

In conjunction with ongoing portfolio management and rebalancing activities, during the six months ended June 30, 2015, we sold $30.3 million in state and municipal securities and U.S. Treasury securities, resulting in a net securities gain of $533,000.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprised 75% of the total portfolio at June 30, 2015. All of the mortgage-backed securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage-backed securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 14% of the total portfolio at June 30, 2015. This type of security has very low default rates and provides a stable level of cash flow since it generally is not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit strength when evaluating a purchase or sale decision.

The investment portfolio does not hold direct exposure to the obligations of the State of Illinois. The investment portfolio holds some bonds from municipalities in Illinois, but the finances of these municipalities are not primarily dependent on the finances of the State of Illinois.

At June 30, 2015, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $15.8 million, a decrease of $3.7 million from December 31, 2014, due to increases in interest rates and the corresponding decreases in the value of the securities. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future market volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

The following table summarizes activity in the Company's investment securities portfolio during 2015. There were no transfers of securities between investment categories during the year.

Table 7
Investment Portfolio Activity
(Dollars in thousands)

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Available-for-Sale	Held-to-Maturity		Available-for-Sale	Held-to-Maturity
Balance at beginning of period	$1,631,237	$1,159,853		$1,645,344	$1,129,285
Additions:
Purchases	140,305	81,764		198,038	148,221
Reductions:
Sales proceeds	(1,415)	—		(30,346)	—
Net (losses) gains on sale	(1)	—		533	—
Principal maturities, prepayments and calls, net of gains	(55,144)	(40,816)		(104,028)	(75,276)
Amortization of premiums and accretion of discounts	(2,753)	(1,681)		(5,368)	(3,110)
Total reductions	(59,313)	(42,497)		(139,209)	(78,386)
Decrease in market value	(13,996)	—	(1)	(5,940)	—	(1)
Balance at end of period	$1,698,233	$1,199,120		$1,698,233	$1,199,120

(1)
The held-to-maturity portfolio is recorded at cost, with no adjustment for the $3.3 million unrealized loss in the portfolio at the beginning of 2015 or the decrease in market value of $14.2 million and $4.0 million for the three and six months ended June 30, 2015, respectively.

The following table presents the maturities of the different types of investments that we owned at June 30, 2015, and the corresponding interest rates.

Table 8
Maturity Distribution and Portfolio Yields
(Dollars in thousands)

	As of June 30, 2015
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$—	—%	$268,306	1.11%	$—	—%	$—	—%
U.S. Agency securities	—	—%	46,733	1.30%	—	—%	—	—%
Collateralized mortgage obligations (1)	3,769	4.61%	109,446	3.20%	—	—%	—	—%
Residential mortgage-backed securities (1)	3	5.04%	541,952	3.25%	279,226	2.22%	13,924	3.10%
State and municipal securities (2)	10,907	3.53%	169,463	2.02%	222,106	2.05%	6,339	2.39%
Total available-for-sale	14,679	3.81%	1,135,900	2.47%	501,332	2.14%	20,263	2.88%
Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	56,341	1.40%	—	—%	—	—%
Residential mortgage-backed securities (1)	—	—%	418,948	2.46%	273,218	2.49%	235,992	2.93%
Commercial mortgage-backed securities (1)	—	—%	122,416	1.68%	86,594	2.29%	—	—%
State and municipal securities (2)	816	2.98%	253	2.80%	—	—%	—	—%
Other securities	—	—%	—	—%	4,542	7.83%	—	—%
Total held-to-maturity	816	2.98%	597,958	2.20%	364,354	2.51%	235,992	2.93%
Total securities	$15,495	3.76%	$1,733,858	2.38%	$865,686	2.30%	$256,255	2.93%

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

LOAN PORTFOLIO AND CREDIT QUALITY (excluding covered assets)

The following discussion of our loan portfolio and credit quality excludes covered assets. Covered assets represent assets acquired through an FDIC-assisted transaction that are subject to a loss share agreement and are presented separately on the Consolidated Statements of Financial Condition. For additional discussion of covered assets, refer to "Covered Assets" below in this "Management’s Discussion and Analysis".

Portfolio Composition

Table 9
Loan Portfolio
(Dollars in thousands)

	June 30, 2015	% of Total	December 31, 2014	% of Total	% Change in Balances
Commercial and industrial	$6,397,736	51	$5,996,070	50	7
Commercial – owner-occupied real estate	2,048,489	16	1,892,564	16	8
Total commercial	8,446,225	67	7,888,634	66	7
Commercial real estate	2,432,608	19	2,323,616	20	5
Commercial real estate – multi-family	561,924	5	593,103	5	-5
Total commercial real estate	2,994,532	24	2,916,719	25	3
Construction	371,096	3	381,102	3	-3
Total commercial real estate and construction	3,365,628	27	3,297,821	28	2
Residential real estate	415,826	3	361,565	3	15
Home equity	137,461	1	142,177	1	-3
Personal	178,141	2	202,022	2	-12
Total loans	$12,543,281	100	$11,892,219	100	5

Total loans were $12.5 billion at June 30, 2015, compared to $11.9 billion at December 31, 2014. Loans grew by $651.1 million during the six months ended June 30, 2015, with the growth primarily in commercial loans, which increased $557.6 million from year end 2014. During the six months ended June 30, 2015, new loans to new clients of $730.1 million was partially offset by a net decrease in borrowings from existing clients largely due to above-average payoffs. Payoffs for the six months ended June 30, 2015 were approximately $80 million higher compared to payoff levels during the first six months of 2014. Payoffs during the first half of 2015 included property sales, clients obtaining permanent financing, and project completion. This is indicative of the uneven commercial real estate loan life cycle as we are a short- and intermediate-term commercial real estate lender. Our five-quarter trailing average loan growth was approximately $323.6 million at June 30, 2015, increasing $103.0 million compared to $220.6 million a year ago. Revolving line usage on the overall loan portfolio increased slightly to 46% at June 30, 2015, from 45% at December 31, 2014.

Heightened competition from bank and nonbank competitors is affecting borrowers' expectations regarding both pricing and structure. Our strategy is to maintain a disciplined approach to pricing and structuring new credit opportunities, with a continued focus on developing comprehensive client relationships. Given the competitive environment, we may experience uneven loan growth from quarter-to-quarter.

Much of our recent loan growth has been focused in commercial, which represented 67% of our portfolio at June 30, 2015. Within the commercial portfolio, the healthcare portfolio increased $151.2 million and the finance and insurance portfolio increased $94.7 million from December 31, 2014. The commercial and industrial portfolio generally provides us higher yields, principally in specialty lines such as healthcare and security industry group, than other segments of our loan portfolio and provides greater potential for us to cross-sell other products and services, such as treasury management services.

In the normal course of our business, we participate in loan transactions that involve a number of banks, primarily to maintain and build client relationships with a view to cross-selling products and originating loans for the borrowers in the future. Although we often strive to lead or co-lead the arrangement, we also participate in transactions led by other banks when we have a relationship with the borrower. Loan syndications assist us with decreasing credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our $12.5 billion in total loans at June 30, 2015, we were party to $4.3 billion of loans with other financial institutions, which included $2.7 billion in shared national credits ("SNCs") and $1.6 billion in retained balances in syndicated loans that were led or co-led by us. Of the $730.1 million new lending to new clients mentioned above, approximately $122.0 million, or 17%, related to SNCs. SNC transactions are typically led by larger institutions.

The following table summarizes the composition of our commercial loan portfolio at June 30, 2015, and December 31, 2014 based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client's ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client's underlying business activity changes, classification differences between periods will arise.

Table 10
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Healthcare	$1,938,339	23	$1,787,092	23
Manufacturing	1,835,288	22	1,746,328	22
Finance and insurance	873,846	10	779,146	10
Wholesale trade	690,011	8	685,247	9
Real estate, rental and leasing	569,449	7	549,467	7
Administrative, support, waste management and remediation services	522,696	6	505,939	6
Professional, scientific and technical services	519,084	6	447,483	6
Architecture, engineering and construction	287,209	4	288,527	4
Retail	269,041	3	277,393	3
All other (1)	941,262	11	822,012	10
Total commercial (2)	$8,446,225	100	$7,888,634	100

(1)	All other consists of numerous smaller balances across a variety of industries with no category greater than 3% of total loans.

(2)	Includes owner-occupied commercial real estate of $2.0 billion at June 30, 2015 and $1.9 billion at December 31, 2014, respectively.

The largest sector within our commercial lending business is the healthcare industry. We have a specialized niche in the skilled nursing, assisted living, and residential care segment of the healthcare industry. Loan relationships to these providers tend to be larger extensions of credit with borrowers primarily represented by for-profit businesses. At June 30, 2015, 23% of the commercial loan portfolio and 15% of the total loan portfolio was composed of loans extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. The facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Accordingly, our clients and their ability to service this debt may be adversely impacted by the financial health of state or federal payors. In recent years, there have been reductions in the reimbursement rates in certain states and government entities are taking longer to reimburse. Despite some resulting impact on client cash flows, to date, the healthcare loan portfolio sector has experienced minimal defaults and losses.

Our manufacturing portfolio, representing 22% of our commercial lending portfolio and 15% of the total portfolio at June 30, 2015, is well diversified among sub-industry and product types with particular focus on serving clients in the key geographic markets in which we operate. The manufacturing industry sector is a key component of our core business. As the general market environment for manufacturing in our markets has improved over the past several years, the manufacturing sector of the portfolio has had a significant impact on the improvement in the credit performance in the commercial portfolio.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at June 30, 2015, and December 31, 2014.

Table 11
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Retail	$699,758	23	$608,102	21
Multi-family	561,924	19	593,103	20
Office	517,519	17	543,657	19
Healthcare	304,834	10	361,476	12
Industrial/warehouse	295,531	10	264,976	9
Land	239,704	8	199,497	7
Residential 1-4 family	82,277	3	76,995	3
Mixed use/other	292,985	10	268,913	9
Total commercial real estate	$2,994,532	100	$2,916,719	100
Construction
Multi-family	$119,812	32	$113,206	30
Retail	79,784	21	100,086	26
Industrial/warehouse	49,809	13	43,779	11
Residential 1-4 family	32,087	9	32,419	9
Healthcare	27,624	8	22,382	6
Office	24,653	7	14,447	4
Mixed use/other	37,327	10	54,783	14
Total construction	$371,096	100	$381,102	100

Of the combined commercial real estate and construction portfolios, the three largest categories at June 30, 2015, were retail, multi-family, and office real estate, which represent 23%, 20% and 16%, respectively, of the combined portfolios. Our commercial real estate and construction portfolio strategy is focused on achieving market share in core real estate classes in the key geographic markets in which we operate. Despite higher than average payoffs during the first six months of 2015, we continue to grow our commercial real estate and construction portfolio opportunities among real estate developers with which we have relationships and, in many cases, have done business in the past. From an overall portfolio performance perspective, management believes the business execution plans of these borrowers generally continue to perform at satisfactory levels.

Within the commercial real estate portfolio, our exposure to land loans totaled $239.7 million at June 30, 2015, increasing $40.2 million, or 20%, from $199.5 million at December 31, 2014. Land remains a less liquid asset class as buyers and sellers may hold divergent future development outlooks for the land, therefore affecting saleability and market prices. As a percentage of the commercial real estate portfolio, land loans were 8% at June 30, 2015, and 7% at December 31, 2014.

The construction portfolio totaled $371.1 million at June 30, 2015, a decrease of $10.0 million compared to $381.1 million at December 31, 2014. During the period, $77.3 million of construction loans were reclassified to commercial or commercial real estate at the completion of the construction phase, which was partially offset by new originations and utilization of construction commitments.

Portfolio Risk Management

In conjunction with our commercial middle market focus, our lending activities sometimes involve larger credit relationships. Due to the larger size of these loans, the unexpected occurrence of an event or development with respect to one or more of these loans that adversely impacts the value of collateral securing the loan, the success of a workout strategy or our ability to return the loan to performing status could materially and adversely affect our results of operations and financial condition. Accordingly, as part of our loan portfolio risk management, we actively track and monitor our client relationships with aggregate commitments greater than $25 million. The following table summarizes these credit relationships as of June 30, 2015, and December 31, 2014:

Table 12
Client Relationships with Commitments Greater Than $25 Million
(Dollars in thousands)

	June 30, 2015	December 31, 2014
Commitments greater than $25 million
Number of client relationships	141	136
Percentage that are commercial and industrial businesses	90%	88%
Aggregate amount of commitments	$4,594,811	$4,339,470
Funded loan balances	$2,455,559	$2,301,805
Funded loan balances as a percent of total loan portfolio	20%	19%

For deposit insurance assessment purposes, the FDIC has established a regulatory classification of "higher-risk assets," which include higher-risk commercial and industrial loans (funded and unfunded), construction and development ("C&D") loans (funded and unfunded), non-traditional mortgages, and higher-risk consumer loans. As of June 30, 2015, we had $3.7 billion of loans plus unfunded commitments classified as higher-risk assets, compared to $3.4 billion of such loans plus unfunded commitments as of December 31, 2014.

Included in this population of higher-risk assets at June 30, 2015, were $1.6 billion of higher-risk commercial and industrial loans and $462.6 million of unfunded commitments with respect to such loans, compared to $1.5 billion of higher-risk commercial and industrial loans and $409.9 million of unfunded commitments at December 31, 2014. Higher-risk commercial and industrial loans constitute a portion of our total leveraged loan portfolio and are primarily underwritten on the recurring earnings of the borrower, where the ratio of debt to earnings is elevated compared to other commercial loans that are not characterized as higher-risk. Our higher-risk commercial and industrial loans are spread across multiple industries, generally command higher loan yields as a premium for underwriting the additional risk attributable to the leveraged position of the underlying borrower, and typically have lower collateral coverage than other commercial and industrial loans that are not classified by the FDIC as higher-risk assets. Based on our historical experience, the probability of default and loss given default for higher-risk commercial and industrial loans have been higher than our commercial and industrial loan portfolio as a whole and we take this into account in establishing our allowance for loan losses. In addition, in connection with our overall portfolio risk management, we consider our level of higher-risk assets relative to our capital position.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of June 30, 2015, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 13
Maturities and Sensitivities of Loans to Changes in Interest Rates (1)
(Amounts in thousands)

	As of June 30, 2015
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$2,099,808	$6,197,011	$149,406	$8,446,225
Commercial real estate	1,000,129	1,786,865	207,538	2,994,532
Construction	72,816	291,546	6,734	371,096
Residential real estate	6,800	2,962	406,064	415,826
Home equity	20,459	65,753	51,249	137,461
Personal	120,158	57,973	10	178,141
Total	$3,320,170	$8,402,110	$821,001	$12,543,281
Loans maturing after one year:
Predetermined (fixed) interest rates		$176,242	$244,084
Floating interest rates		8,225,868	576,917
Total		$8,402,110	$821,001

(1)
Maturities are based on contractual maturity date. Actual timing of repayment may differ from those reflected in the table as clients may choose to pre-pay their outstanding balance prior to the contractual maturity date.

Of the $8.8 billion in loans maturing after one year with a floating interest rate, $1.2 billion are subject to interest rate floors, of which $1.1 billion had such floors in effect at June 30, 2015. In recent quarters, it has been difficult to retain interest rate floors as loans renew, which has contributed to loan yield compression. For further analysis and information related to interest sensitivity, see Item 3 "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q.

Delinquent Loans, Special Mention and Potential Problem Loans, Restructured Loans and Nonperforming Assets

Loans are reported delinquent if the required principal and interest payments have not been received within 30 days of the date such payments are due. Delinquency can be driven by either failure of the borrower to make payments during the term of the loan or failure to make the final payment at maturity. The majority of our loans are not fully amortizing over the term. As a result, a sizeable final repayment is often required at maturity. If a borrower lacks refinancing options or the ability to pay the remaining principal amount, the loan may become delinquent in connection with its maturity.

Loans considered special mention loans are performing in accordance with the contractual terms, but demonstrate potential weakness that, if left unresolved, may result in deterioration in the Company’s credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity, or other credit concerns. These loans continue to accrue interest.

Potential problem loans, like special mention loans, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest, but ultimate collection in full is questionable due to the same conditions that characterize a special mention credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not resolved. Although potential problem loans require additional attention by management, they may never become nonperforming.

Nonperforming assets include nonperforming loans and OREO that has been acquired primarily through foreclosure proceedings and are awaiting disposition. Nonperforming loans consist of nonaccrual loans, including restructured loans that remain on nonaccrual. We specifically exclude restructured loans that accrue interest from our definition of nonperforming loans.

All loans are placed on nonaccrual status when principal or interest payments become 90 days past due or earlier if management deems the collectability of principal or interest to be in question prior to the loans becoming 90 days past due. When interest accruals are discontinued, accrued but uncollected interest is reversed, reducing interest income. Subsequent receipts on nonaccrual loans are recorded in the financial statements as a reduction of principal, and interest income is only recorded on a cash basis if the remaining recorded investment after charge-offs is deemed fully collectible. Classification of a loan as nonaccrual does not necessarily preclude the ultimate collection of principal and/or interest.

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan in an attempt to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of reducing the interest rate, extending the maturity date, reducing the principal balance, or other action intended to minimize potential losses and maximize our chances of a more successful recovery on a troubled loan. When we make such concessions as part of a modification, we report the loan as a TDR and account for the interest due in accordance with our TDR policy. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. The TDR is classified as an accruing TDR if the borrower has demonstrated the ability to meet the new terms of the restructured loan as evidenced by a minimum of six months of performance in compliance with the restructured terms or if the borrower's performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. TDRs accrue interest as long as the borrower complies with the revised terms and conditions and management is reasonably assured as to the collectability of principal and interest; otherwise, the restructured loan will be classified as nonaccrual. The TDR classification is removed when the loan is either fully repaid or is re-underwritten at market terms and an evaluation of the loan determines that it does not meet the definition of a TDR under current accounting guidance (i.e., the new terms do not represent a concession, the borrower is no longer experiencing financial difficulty, and the re-underwriting is executed at current market terms for new debt with similar risk).

OREO represents properties acquired as the result of borrower defaults on loans secured by a mortgage on real property.

As of June 30, 2015, special mention and potential problem loans totaled $270.2 million, increasing $81.8 million from $188.4 million of such loans as of December 31, 2014. The increase in special mention and potential problem loans since year-end occurred primarily in our commercial loan portfolio. The first half of the fiscal year tends to experience some volatility within the special mention and potential problem categories.

Nonperforming loans totaled $56.6 million at June 30, 2015, down 16% from $67.5 million at December 31, 2014, and down 26% from June 30, 2014. Because our loan portfolio contains loans that may be larger in size in order to accommodate the financing needs of some of our borrowers, changes in the performance of larger credits may from time to time create fluctuations in our credit quality metrics, including nonperforming, special mention and potential problem loans. Nonperforming loan inflows, which are primarily composed of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status), have steadily declined nearly every quarter since second quarter 2010. Second quarter 2015 inflows totaled $6.9 million, with $4.9 million of the total from two commercial credits. As shown in Table 15, second quarter 2015 nonperforming loan inflows were more than offset by paydowns, payoffs, dispositions, and charge-offs. Of the $21.3 million of current quarter reductions, over one-half related to two commercial credits, which is below the $12.5 million average non-performing loan inflows for the trailing five quarters. Nonperforming loans as a percent of total loans were 0.45% at June 30, 2015, down from 0.57% at December 31, 2014, and 0.69% at June 30, 2014.

OREO declined $2.3 million, or 13%, to $15.1 million from $17.4 million at December 31, 2014, as inflows to OREO were more than offset by sales of OREO and valuation adjustments as we continue to dispose and settle these properties.

Nonperforming assets declined 16% from year end 2014 to $71.7 million at June 30, 2015, and declined 26% from June 30, 2014. As we continue to resolve our nonperforming assets, improvements were primarily due to paydowns, payoffs and sales. Nonperforming assets as a percentage of total assets were 0.44% at June 30, 2015, compared to 0.54% at December 31, 2014.

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, special mention, potential problem and past due loans for the past five quarters.

Table 14
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	2015		2014
	June 30	March 31	December 31	September 30	June 30
Nonaccrual loans:
Commercial	$27,845	$38,973	$31,047	$33,348	$34,522
Commercial real estate	13,441	15,619	19,749	19,079	21,953
Residential real estate	4,116	4,763	5,274	9,723	9,337
Personal and home equity	11,172	11,663	11,474	11,279	10,777
Total nonaccrual loans	56,574	71,018	67,544	73,429	76,589
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	56,574	71,018	67,544	73,429	76,589
OREO	15,084	15,625	17,416	17,293	19,823
Total nonperforming assets	$71,658	$86,643	$84,960	$90,722	$96,412
Nonaccrual troubled debt restructured loans (included in nonaccrual loans):
Commercial	$7,944	$17,333	$20,113	$17,746	$6,046
Commercial real estate	10,638	12,335	8,005	8,103	8,403
Residential real estate	1,325	1,737	1,881	1,512	1,534
Personal and home equity	5,832	5,985	6,299	5,467	5,033
Total nonaccrual troubled debt restructured loans	$25,739	$37,390	$36,298	$32,828	$21,016
Restructured loans accruing interest:
Commercial	$34,932	$20,775	$21,124	$19,901	$30,329
Commercial real estate	—	177	199	807	1,220
Personal and home equity	1,754	1,416	1,422	1,428	1,433
Total restructured loans accruing interest	$36,686	$22,368	$22,745	$22,136	$32,982
Special mention loans	$132,441	$102,651	$100,989	$76,611	$119,878
Potential problem loans	$137,757	$107,038	$87,442	$119,770	$125,033
30-89 days past due loans	$2,823	$9,217	$11,816	$3,457	$3,683
Nonperforming loans to total loans	0.45%	0.58%	0.57%	0.64%	0.69%
Nonperforming loans to total assets	0.35%	0.43%	0.43%	0.48%	0.52%
Nonperforming assets to total assets	0.44%	0.53%	0.54%	0.60%	0.66%
Allowance for loan losses as a percent of nonperforming loans	278%	221%	226%	204%	191%

The following table presents changes in our nonperforming loans for the past five quarters.

Table 15
Nonperforming Loans Rollforward
(Amounts in thousands)

	Three Months Ended
	2015		2014
	June 30	March 31	December 31	September 30	June 30
Nonperforming loans:
Balance at beginning of period	$71,018	$67,544	$73,429	$76,589	$93,827
Additions:
New nonaccrual loans (1)	6,884	16,279	6,052	16,767	16,327
Reductions:
Return to performing status	—	(97)	(439)	—	—
Paydowns and payoffs, net of advances	(15,800)	(4,841)	(457)	(16,371)	(19,936)
Net sales	(317)	(2,407)	(1,800)	(1,053)	(7,875)
Transfer to OREO	(1,996)	(2,152)	(6,177)	(776)	(1,111)
Charge-offs	(3,215)	(3,308)	(3,064)	(1,727)	(4,643)
Total reductions	(21,328)	(12,805)	(11,937)	(19,927)	(33,565)
Balance at end of period	$56,574	$71,018	$67,544	$73,429	$76,589
Nonaccruing troubled debt restructured loans (included in nonperforming loans):
Balance at beginning of period	$37,390	$36,298	$32,828	$21,016	$28,902
Additions:
New nonaccrual troubled debt restructured loans (1)	4,751	6,666	3,487	17,662	2,098
Reductions:
Return to performing status	—	(78)	—	—	—
Paydowns and payoffs, net of advances	(11,747)	(2,336)	234	(5,721)	(8,211)
Net sales	—	(140)	—	—	(1,100)
Transfer to OREO	(1,960)	(874)	(133)	—	(552)
Charge-offs	(2,695)	(2,146)	(118)	(129)	(121)
Total reductions	(16,402)	(5,574)	(17)	(5,850)	(9,984)
Balance at end of period	$25,739	$37,390	$36,298	$32,828	$21,016

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

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

The specific component of the allowance relates to impaired loans. Impaired loans consist of nonaccrual loans, (which include nonaccrual TDRs and loans classified as accruing TDRs. A loan is considered impaired when, based on current information and events, either (i) management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement, or (ii) it has been classified as a TDR. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value; fair value of the underlying collateral less estimated selling costs, if the loan is collateral-dependent; or the present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans exceeding $500,000 are evaluated individually while smaller loans are evaluated as pools using historical loss experience as well as management’s loss expectations for the respective asset class and product type. If the estimated fair value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific reserve as a component of the allowance for loan losses. The recognition of any reserve required on new impaired loans is recorded in the same quarter in which the transfer of the loan to nonaccrual status occurred. All loans that are over 90 days past due in principal or interest are placed on nonaccrual status. Management may also place some loans on nonaccrual status before they are 90 days past due if they meet the above definition of "nonaccrual." All impaired loans are reviewed quarterly for any changes that would affect the specific reserve. Any impaired loan for which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which such determination has been made.

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

As of June 30, 2015, the average age of appraisals used in the impaired loan valuation process was approximately 137 days. The amount of impaired assets which, by policy, require an independent appraisal, but do not have a current external appraisal at June 30, 2015, due to the timing of the receipt of the appraisal is not material. In situations such as this, we perform an internal assessment to determine if a probable impairment reserve is required for the account based on our experience in the related asset class and type.

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. The methodology takes into account at a product level originating line of business (transformational or legacy), year of origination, the risk-rating migration of the loans, and historical default and loss history of similar products. Using this information, the methodology produces loss estimates that provide a range of possible reserve amounts by product type. Use of the loss emergence period information by product type provides an important reference point for determining the appropriate level within a range of reserves for a specific product category. We consider the appropriate balance of the general allocated component of the reserve within these ranges based on a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not captured by the model as well as market and economic data, estimate of the loss emergence period and management judgment. We consider relevant factors related to individual product types and will also consider, when appropriate, changes in lending practices, changes in business or economic conditions, changes in the nature and volume of loans, changes in staffing or management, changes in the quality of our results from loan reviews (which includes credit quality trends and risk rating accuracy), changes in collateral values, concentration risks, and other external factors such as legal or regulatory matters relevant to management’s assessment of required reserve levels. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve is outside the range determined through the quantitative framework with respect to a given product type. Our allowance reflects the performance and loss history of our portfolio.

The Bank has limited exposure to junior collateral position except with respect to home equity lines of credit ("HELOCs"). This product is by definition usually secured in the junior position to the first mortgage on the related property. The Bank evaluates the allowance for loan losses for HELOCs as one of our six primary, segregated product types and considers the potential impact of the junior security position (as opposed to our typical senior position in all other product types) in setting final allocated reserve amounts for this product.

In our evaluation of the quantitatively-determined range and adequacy of the allowance at June 30, 2015, we considered a number of factors for each product, including the following:

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

•
for the commercial real estate portfolio product type, the potential impact of general commercial real estate trends, particularly occupancy and leasing rate trends, charge-off severity, recent rating migrations into problem loan categories and other portfolio trends, default likelihood in our book versus the general U.S. averages, loss emergence period, default emergence from recent years compared to historical stressed periods, results of "back testing" of model results versus recent charge-off history, collateral value changes in commercial real estate, less stringent underwriting standards in the marketplace leading to more competitive credit structures, and the impact that a negative general macroeconomic condition could have on this sector;

•
for the construction portfolio product type, construction employment, industry experience on construction loan losses, loss emergence period, construction spending rates, less stringent underwriting standards in the marketplace leading to more competitive credit structures, and improved valuation basis of the recent growth in the portfolio; and

•
for the residential, home equity, and personal portfolio product types, home price indices and delinquency rates, portfolio trends and borrowers' credit strength, loss emergence period, and general economic conditions and interest rate trends that impact these products.

In determining our reserve levels at June 30, 2015, we established a general reserve that includes management's qualitative assessment, which increased the reserve to a slightly higher output than our model's quantitative output range in total. This judgment was influenced primarily by recent indicators in our transformational commercial portfolio which have not yet been fully incorporated into the model output, specifically, (i) volatility of risk rating migration levels into special mention and potential problem loan categories not fully reflected in the model, (ii) the impact of competition on loan structures, and (iii) performance of, and growth in, higher-risk commercial and industrial transactions. In our transformational commercial real estate portfolio, this judgment was influenced by (i) competition in the marketplace leading to competitive credit structures for certain transactions and (ii) stable model factor outputs. For our transformational home equity portfolio we considered (i) underlying borrower performance within the portfolio, (ii) a relatively mixed collateral distribution of senior and junior lien debt, (iii) the portfolio’s relative concentration in more recent loan vintages at lower valuation basis and (iv) stronger underwriting standards.

Management also considers the amount and characteristics of the accruing TDRs removed from the general reserve formulas as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

The establishment of the allowance for loan losses involves a high degree of judgment and estimation which includes an inherent level of imprecision given the difficulty of identifying all the factors impacting loan repayment and the timing of when losses will actually occur. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including, but not limited to, client performance, the economy, changes in interest rates and property values, and the interpretation by regulatory authorities of loan classifications.

Although we determine the amount of each element of the allowance separately and consider this process to be an important credit management tool, the entire allowance for loan losses is available for the entire loan portfolio.

Management evaluates the adequacy of the allowance for loan losses and reviews the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of June 30, 2015, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including for those loans where the loss is not yet identifiable).

As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examination.

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

Table 16
Allowance for Loan Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Three Months Ended
	2015		2014
	June 30	March 31	December 31	September 30	June 30
Change in allowance for loan losses:
Balance at beginning of period	$156,610	$152,498	$150,135	$146,491	$146,768
Loans charged-off:
Commercial	(2,921)	(2,202)	(1,732)	(227)	(2,142)
Commercial real estate	(98)	(887)	(417)	(1,133)	(2,082)
Construction	—	—	1	(7)	—
Residential real estate	(194)	(37)	(847)	(252)	(180)
Home equity	—	(371)	(130)	(172)	(268)
Personal	(28)	(10)	(7)	(8)	(13)
Total charge-offs	(3,241)	(3,507)	(3,132)	(1,799)	(4,685)
Recoveries on loans previously charged-off:
Commercial	984	511	720	1,145	813
Commercial real estate	272	598	270	356	1,360
Construction	164	19	57	6	9
Residential real estate	47	57	231	9	135
Home equity	73	70	73	67	60
Personal	86	873	167	128	20
Total recoveries	1,626	2,128	1,518	1,711	2,397
Net charge-offs	(1,615)	(1,379)	(1,614)	(88)	(2,288)
Provisions charged to operating expense	2,056	5,491	3,977	3,732	2,011
Balance at end of period	$157,051	$156,610	$152,498	$150,135	$146,491
Allowance as a percent of loans at period end	1.25%	1.29%	1.28%	1.30%	1.32%
Average loans, excluding covered assets	$12,399,878	$12,049,687	$11,750,702	$11,329,823	$11,019,782
Ratio of net charge-offs (annualized) to average loans outstanding for the period	0.05%	0.05%	0.05%	*	0.08%
Allowance for loan losses as a percent of nonperforming loans	278%	221%	226%	204%	191%
*    Less than 0.01%

Gross charge-offs declined 31% to $3.2 million for the second quarter 2015 from $4.7 million for the year ago period and declined 8% from $3.5 million for first quarter 2015. Commercial loans comprised 90% of total charge-offs in the second quarter 2015. Net charge-offs for the quarter ended June 30, 2015, totaled $1.6 million compared to net charge-offs of $2.3 million for the same period in 2014. For the six months ended June 30, 2015, net charge-offs increased 44%, totaling $3.0 million compared to $2.1 million for the same period in 2014, which was aided by larger than average recoveries in the prior year period.

The allowance for loan losses increased $4.6 million to $157.1 million at June 30, 2015, from $152.5 million at December 31, 2014. The allowance for loan losses to total loans ratio was 1.25% at June 30, 2015 and 1.28% at December 31, 2014. Under our methodology, the allowance for loan losses is comprised of the following components:

Specific Component of the Allowance

The specific reserve requirements are the summation of individual reserves related to impaired loans that are analyzed on a loan-by-loan basis at the balance sheet date. At June 30, 2015, the specific reserve component of the allowance totaled $7.5 million, down from $16.6 million at December 31, 2014, with the decrease largely driven by favorable developments in several nonperforming loans during the second quarter 2015. At June 30, 2015, impaired loans totaled $93.3 million, of which 92% are collateral-dependent. Of the $93.3 million in impaired loans at June 30, 2015, and $90.3 million in impaired loans at December 31, 2014, 39% and 56%, respectively, required a specific reserve.

General Allocated Component of the Allowance

The general allocated component of the allowance increased by $13.7 million, or 10%, from $135.9 million at December 31, 2014, to $149.6 million at June 30, 2015. The increase in the general allocated reserve was primarily influenced by larger reserve requirements to reflect the growing loan portfolio and changes in the credit quality of the existing portfolio for certain sectors in the commercial portfolio, specifically in the portfolio of higher-risk commercial and industrial loans. These increases were partially offset by a reduction in the reserve in the commercial real estate portfolio due to the stability and positive position of the portfolio metrics within this product type.

The provision for loan losses for the quarter was $2.1 million, compared to $5.5 million for the prior quarter and $2.0 million for second quarter 2014. The prior year second quarter provision was aided by recoveries totaling $2.4 million, compared to $1.6 million in the current quarter. The provision for loan losses may fluctuate quarter to quarter depending on the level of loan growth and unevenness in credit quality due to the size of individual credits. Given the relatively low level of specific reserves at June 30, 2015, we expect any further benefit to provision expense resulting from the release of existing specific reserves to be minimal. Accordingly, we expect our provision expense going forward to be driven by changes to the general allocated reserve component due to overall loan growth and performance and, if necessary, any new specific reserves that may be required.

The following table presents our allocation of the allowance for loan losses by loan category at the dates shown.

Table 17
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	June 30, 2015	% of Total	December 31, 2014	% of Total
Commercial	$113,144	72	$103,462	68
Commercial real estate	28,210	18	31,838	21
Construction	3,816	3	4,290	3
Residential real estate	5,257	3	5,316	3
Home equity	4,615	3	4,924	3
Personal	2,009	1	2,668	2
Total	$157,051	100%	$152,498	100%
Specific reserve	$7,468	5%	$16,627	11%
General allocated reserve	$149,583	95%	$135,871	89%
Recorded Investment in Loans:
Ending balance, specific reserve	$93,260		$90,289
Ending balance, general allocated reserve	12,450,021		11,801,930
Total loans at period end	$12,543,281		$11,892,219

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the six months ended June 30, 2015, our reserve for unfunded commitments increased $883,000 from $12.3 million at December 31, 2014, to $13.2 million and consisted of $13.0 million in general reserve and $184,000 in specific reserves at June 30, 2015. For the six months ended June 30, 2015, general reserves increased $1.6 million, driven by higher unfunded commitment levels and an increase in the likelihood of certain product categories to draw on unused lines and loss factors. This was partially offset by a release in the specific reserve of $710,000, mainly attributable to an individual credit. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $6.1 billion and $6.0 billion at June 30, 2015, and December 31, 2014, respectively. At June 30, 2015, unfunded commitments with maturities of less than one year approximated $2.1 billion. For further information on our unfunded commitments, refer to Note 15 of "Notes to Consolidated Financial Statements" in Item 1 of this Quarterly Report on Form 10-Q.

COVERED ASSETS

At June 30, 2015, and December 31, 2014, covered assets represent acquired residential mortgage loans and foreclosed loan collateral covered under a loss share agreement with the FDIC and include an indemnification receivable representing the present value of the expected reimbursement from the FDIC related to expected losses on the covered assets. The loss share agreement will expire on September 30, 2019.

Total covered assets, net of allowance for covered loan losses, declined by $4.7 million, or 16%, from $28.9 million at December 31, 2014, to $24.2 million at June 30, 2015. The reduction was primarily attributable to $5.5 million in principal paydowns, net of advances, as well as the impact of such on the evaluation of expected cash flows and discount accretion levels. In addition, the estimated loss reimbursements by the FDIC further contributed to the reduction as a result of loss claims paid by the FDIC and amortization of the receivable. At June 30, 2015, the indemnification receivable totaled $2.1 million, compared to $1.8 million at December 31, 2014. Because the remaining covered assets largely represent single-family mortgages, we do not expect a significant change in balances from period to period. Total delinquent and nonperforming covered loans totaled $6.6 million at June 30, 2015, and $7.0 million at December 31, 2014.

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

We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, and selectively purchase securities and investments. Liquid assets refer to cash on hand, Federal funds ("fed funds") sold and securities. Net liquid assets represent liquid assets less the amount of such assets pledged to secure deposits, repurchase agreements, FHLB advances and FRB borrowings that require collateral and to satisfy contractual obligations. Net liquid assets at the Bank were $2.6 billion and $2.7 billion at June 30, 2015 and December 31, 2014, respectively.

The Bank’s principal sources of funds are commercial and retail deposits, including large institutional deposits and brokered deposits. In addition to deposits, we utilize FHLB advances and other sources of funding to support our balance sheet and liquidity needs. Cash from operations is also a source of funds. The Bank’s principal uses of funds include funding growth in the loan portfolio, and, to a lesser extent, our investment portfolio, which is designed to be highly liquid to serve collateral needs and support liquidity risk management. In managing our levels of cash on-hand, we consider factors such as our clients’ needs for liquidity, deposit movement trends (which can be influenced by improving economic conditions, commercial needs based on our clients’ specific businesses and client-specific transactions, such as acquisitions and divestitures) and other funding needs.

The primary sources of funding for the Holding Company include dividends received from the Bank, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt, and equity. As an additional source of working capital, the Holding Company has a 364-day revolving line of credit with a group of commercial banks allowing borrowings of up to $60.0 million in total. As of June 30, 2015, no amounts were drawn on the facility. The Holding Company had $53.9 million in cash at June 30, 2015, compared to $60.6 million at December 31, 2014.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $162.4 million from the prior year period to $204.9 million for the six months ended June 30, 2015. Cash flows from investing activities reflect the impact of growth in loans and investments acquired for our interest-earning asset portfolios, as well as asset maturities and sales. For the six months ended June 30, 2015, net cash used in investing activities was $788.1 million, compared to $523.5 million, for the prior year period. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash provided by financing activities for the six months ended June 30, 2015, was $537.1 million, compared to $448.2 million for the prior year period. The current period increase in financing cash flows primarily resulted from a net increase in short-term borrowings and deposit accounts during the six months ended June 30, 2015.

Deposits

Our deposit base is predominately composed of middle market commercial client relationships from a diversified industry base. Through our community banking and private wealth groups, we offer a variety of small business and personal banking products, including checking, savings and money market accounts and CDs. Approximately 28% of our deposits at June 30, 2015, were accounts served in our community banking and private wealth groups.

The following table provides a comparison of deposits by category for the periods presented.

Table 18
Deposits (1)
(Dollars in thousands)

	June 30, 2015	% of Total	December 31, 2014	% of Total	% Change in Balances
Noninterest-bearing demand deposits	$3,702,377	28	$3,516,695	27	5
Interest-bearing demand deposits	1,304,270	10	1,907,320	15	-32
Savings deposits	329,258	2	319,100	2	3
Money market accounts	5,663,030	42	4,851,925	37	17
Time deposits	2,390,001	18	2,494,928	19	-4
Total deposits	$13,388,936	100	$13,089,968	100	2

(1)	Excludes deposits held-for-sale of $122.2 million as of December 31, 2014.

Total deposits at June 30, 2015, increased $299.0 million to $13.4 billion from year end 2014, driven primarily by an $811.1 million increase in money market deposits, offset by a decrease of $603.1 million of interest-bearing demand deposits. Total average deposit growth for the current quarter was $211.1 million. Due to the commercial nature of our client base, we experience fluctuations in our deposit base from time to time due to large deposit movements in certain client accounts, such as in connection with client-specific corporate acquisitions and divestitures. For example, during first quarter 2015, our total deposits increased $1.0 billion, or 8%, from year-end 2014, with such increase significantly influenced by several client-specific transactions. We anticipated that a meaningful portion of such deposits would be redeployed by clients during second quarter 2015. The anticipated redeployment occurred and, as a result, our deposits decreased $712.8 million, or 5%, from March 31, 2015. Our quarter-end loan-to-deposit ratio generally fluctuates from quarter-to-quarter based on the timing of these deposit movements. For example, our loan to deposit ratio was 91% at December 31, 2014, 86% at March 31, 2015, and 94% at June 30, 2015. In addition to the quarter-to-quarter fluctuations in deposit balances that we sometimes experience due to client-specific events, the nature of our commercial client base has historically led to gradually increasing deposit balances in the second half of the year compared to the first half, although there is no assurance that this historical trend will repeat in the current or future years.

Public fund balances, denoting the funds held on account for municipalities and other public entities, are included as a part of our total deposits. We enter into specific agreements with certain public clients to pledge collateral, primarily securities, in support of their balances on deposit. At June 30, 2015, we had public funds on deposit totaling $847.6 million compared to $881.6 million at December 31, 2014. Changes in balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

Given the commercial focus of our business, a significant portion of our funding base is comprised of large demand deposits and money market accounts. We offer a suite of deposit and cash management products and services that support our efforts to attract and retain commercial clients. These deposits are generated principally through the development of long-term relationships with clients. The following table presents a comparison of our large deposit relationships as of the dates shown. Of our large deposit relationships shown in the table below, approximately one-half of the deposits are financial-services related businesses, such as securities broker dealers ("BDs").

Table 19
Large Deposit Relationships
(Dollars in thousands)

	2015	2014
	June 30	December 31	June 30
Ten largest depositors:
Deposit amounts	$2,109,755	$2,225,641	$1,976,298
Percentage of total deposits	16%	17%	16%
Classified as brokered deposits	$1,358,443	$1,442,195	$1,952,752

Deposit Relationships of $75 Million or More:
Deposit amounts	$3,013,945	$3,285,598	$2,509,560
Percentage of total deposits (all relationships)	23%	25%	21%
Percentage of total deposits (financial services businesses only)	13%	14%	14%
Number of deposit relationships	20	22	16
Classified as brokered deposits	$2,018,681	$1,936,653	$1,745,711

Brokered Deposits

Table 20
Brokered Deposit Composition
(Dollars in thousands)

	2015	2014
	June 30	December 31	June 30
Noninterest-bearing demand deposits	$231,193	$107,564	$90,422
Interest-bearing demand deposits	304,876	641,466	386,426
Money market accounts	1,926,246	1,448,663	1,505,659
Time deposits:
Traditional	624,137	564,116	604,688
CDARS (1)	348,073	521,995	554,575
Other	90,438	82,714	114,072
Non-client CDARS	—	—	12,866
Total time deposits	1,062,648	1,168,825	1,286,201
Total brokered deposits	$3,524,963	$3,366,518	$3,268,708
Brokered deposits as a % of total deposits	26%	26%	27%
Note: Certain reclassifications have been made to conform prior period amounts to the current period presentation based on regulatory guidance regarding classification of brokered deposits.

(1)	The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships.

The regulatory definition of brokered deposits is very broad and generally includes any non-proprietary funds deposited, or referred for deposit, with a depository institution by a third party. Accordingly, in addition to referring to “traditional” brokered time deposits, which are generated by us paying a fee to a third party in return for sourcing time deposits from depositors who typically do not have other relationships with us, the broad regulatory definition of brokered deposits also encompasses certain deposits that we generate through the efforts of our commercial banking relationship managers. Examples of these “non-traditional” brokered deposits include cash sweep programs operated by BDs (which are discussed in more detail below) and funds administered by service providers, such as escrow agents, title companies, qualified settlement fund administrators, mortgage servicers and property managers, on behalf of third parties. These non-traditional brokered deposits are maintained across various account types, including demand, money market and time deposits, based on the needs of our clients. We believe that such deposits, despite falling within the definition of brokered deposits for regulatory purposes, generally constitute a stable, cost-effective source of funding and, accordingly, we view them differently from traditional brokered time deposits from a liquidity risk management perspective. We consider the non-traditional brokered deposits as an important component of our relationship-based commercial banking business, whereas we use traditional brokered time deposits as a source of longer-term funding to complement deposits generated through relationships with our clients. As part of our liquidity risk management program, we consider characteristics other than regulatory classification, such as pricing, duration and our relationship with the depositor, when assessing the stability and overall value of deposits to us.

Total brokered deposits, as defined for regulatory reporting purposes, represented 26% of total deposits at both June 30, 2015, and December 31, 2014. However, traditional brokered time deposits represented only 5% of total deposits at June 30, 2015, and 4% of total deposits at December 31, 2014.
As noted above, a significant source of non-traditional brokered deposits are cash sweep programs. At June 30, 2015, and December 31, 2014, $1.6 billion, or approximately 45% , and $1.7 billion, or approximately 51%, respectively, of our total regulatory-defined brokered deposits consisted of deposits from cash sweep programs operated by BDs with which we have entered into a contract to serve as a program bank. Cash sweep programs enable the BDs’ brokerage clients to "sweep" their cash balances into an omnibus bank deposit account established at a third-party depository institution by the BD as agent or custodian for the benefit of its clients. The contracts governing our participation as a program bank have a specified term, set forth the pricing terms for the deposits and generally provide for minimum and maximum deposit levels that that the BDs will have with us at any given time.

Unlike traditional brokered time deposits, cash sweep program deposits are typically maintained in money market accounts and may be eligible for FDIC pass-through insurance. As of June 30, 2015, approximately 60% of the cash sweep program deposit balances were attributable to BDs who have had a deposit relationship with us for more than four years. In Table 19, Large Deposit Relationships, above, $1.6 billion of cash sweep program deposits were included in the deposit amounts attributable to deposit relationships of $75.0 million or more.

The following table presents our time and brokered time deposits as of June 30, 2015, with scheduled maturity dates during the period specified.

Table 21
Scheduled Maturities of Time Deposits
(Amounts in thousands)

Total
Year Ended December 31, 2015:
Third quarter	$672,951
Fourth quarter	440,496
2016	604,062
2017	269,944
2018	153,474
2019	90,277
2020 and thereafter	158,797
Total	$2,390,001

The following table presents our time and brokered time deposits of $100,000 or more as of June 30, 2015, which are expected to mature during the period specified.

Table 22
Maturities of Time Deposits of $100,000 or More
(Amounts in thousands)

June 30, 2015
Maturing within 3 months	$592,023
After 3 but within 6 months	402,810
After 6 but within 12 months	286,673
After 12 months	822,599
Total	$2,104,105

Over the past several years in the low interest rate environment, our clients have tended to keep the maturities of their deposits short, and short-term certificates of deposit have generally been renewed on terms and with maturities of similar duration. In the event that time deposits are not renewed, we expect to replace those deposits with brokered time deposits or borrowed money sufficient to manage our duration.

Borrowings

To supplement our deposit flows, we utilize a variety of wholesale funding sources and other borrowings both to fund our operations and serve as contingency funding. We maintain access to multiple external sources of funding to assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. In addition, in constructing our overall mix of funding sources, we also factor in our desire to have a diversity of funding sources available to us. Some of our funding sources are accessible same-day, while others require advance notice, and some sources require the pledging of collateral, while others are unsecured. Our sources of additional funding liabilities are described below:

•
Federal Fund Counterparty Lines - Federal fund counterparty lines are immediately accessible uncommitted lines of credit from other financial institutions. The borrowing term is typically overnight. Availability of fed funds lines fluctuates based on market conditions, counterparty relationship strength and the amount of excess reserve balances held by counterparties.

•
Federal Reserve Discount Window - The discount window at the Federal Reserve Bank (the “FRB”) is an additional source of overnight funding. We maintain access to the discount window primary credit program by pledging loans as collateral. Funding availability is uncommitted and primarily dictated by the amount of loans pledged and the advance rate applied by the FRB to the pledged loans. The amount of loans pledged to the FRB can fluctuate due to the availability of loans that are eligible under the FRB’s criteria, which include stipulations of documentation requirements, credit quality, payment status and other criteria.

•
Repurchase Agreements - Repurchase agreements are agreements to sell securities subject to an obligation to repurchase the same or similar securities at a specified maturity date, generally within 1 to 90 days from the transaction date. During June 2015, we supplemented our short-term funding needs by entering into a 15-day, $150.8 million repurchase agreement that matures early third quarter 2015.

•
FHLB Advances - As a member of the FHLB Chicago, we have access to borrowing capacity, which is uncommitted and subject to change based on the availability of acceptable collateral to pledge and the level of our investment in stock of the FHLB Chicago.  FHLB advances can be either short-term or long-term borrowings. Late in the second quarter 2015, we obtained a 24‑month $350.0 million advance at a 0.10% rate.

•
Revolving Line of Credit - The Company has a 364-day revolving line of credit with a group of commercial banks allowing us to borrow up to $60.0 million. The maturity date is September 25, 2015. The interest rate applied on the line of credit is, at our election, either 30-day or 90-day LIBOR plus 1.95% or Prime minus 0.50%. We have the option to elect to convert any amounts outstanding under the line of credit, whether at maturity or before, to an amortizing term loan, with the balance of such loan due September 26, 2017. We did not have any amounts outstanding on the line of credit as of June 30, 2015.

•
Long-Term Debt - As of June 30, 2015, we had outstanding $169.8 million of variable and fixed rate unsecured junior subordinated debentures issued to four statutory trusts that issued trust preferred securities, which currently qualify as Tier 1 capital and mature as follows: $8.2 million in 2034; $92.8 million in 2035 and $68.8 million in 2068.  We also had outstanding $125.0 million of fixed rate unsecured subordinated debentures, which currently qualify as Tier 2 capital and mature in 2042.

In addition to the foregoing, we also have access to the brokered deposit market, through which we have numerous alternatives and significant capacity, if needed. The availability and access to the brokered deposit market is subject to market conditions, our counterparty strength and other factors.
The following table summarizes information regarding our outstanding borrowings and additional borrowing capacity for the periods presented:
Table 23
Borrowings
(Dollars in thousands)

	June 30, 2015			December 31, 2014
	Amount	Rate		Amount	Rate
Outstanding:
Short-Term
Federal funds	$—	—%		$—	—%
FRB discount window	—	—%		—	—%
Repurchase agreements	150,801	0.45%		—	—%
Revolving line of credit (a)	—	—%		—	—%
FHLB advances	277,000	0.16%		428,000	0.13%
Total short-term borrowings (1)	$427,801			$428,000
Long-term
Junior subordinated debentures (a)	$169,788	5.23%	(2)	$169,788	5.20%	(2)
Subordinated debentures (a)	125,000	7.13%		125,000	7.13%
FHLB advances	400,000	0.55%	(3)	50,000	3.75%	(3)
Total long-term borrowings	$694,788			$344,788
Unused Availability:
Federal funds (4)	$630,500			$630,500
FRB discount window (5)	374,067			403,752
FHLB advances (6)	541,112			265,529
Revolving line of credit	60,000			60,000

(a)	Represents a borrowing at the holding company. The other borrowings are at the Bank.

(1)
Also included in short-term borrowings on the Consolidated States of Financial Condition but not included in this table are amounts related to certain loan participation agreements for loans originated by us that were classified as secured borrowings because they did not qualify for sale accounting treatment. As of June 30, 2015, and December 31, 2014, these loan participation agreements totaled $6.9 million and $4.4 million, respectively. Corresponding amounts were recorded within the loan balance on the Consolidated Statements of Financial Condition as of each of these dates.

(2)	Represents a weighted-average interest rate as of such date for our four series of outstanding junior subordinated debentures.

(3)	Represents a weighted-average interest rate as of such date for our outstanding long-term FHLB advances.

(4)	Our total availability of overnight fed funds borrowings is not a committed line of credit and is dependent upon lender availability.

(5)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

(6)
Our FHLB borrowing availability is subject to change based on the availability of acceptable collateral for pledging (such as loans and securities) and the level of our investment in stock of the FHLB Chicago. We would be required to invest an additional $23.2 million in FHLB Chicago stock to obtain this level of borrowing capacity.

CAPITAL

Equity totaled $1.6 billion at June 30, 2015, increasing by $103.1 million compared to December 31, 2014, primarily attributable to $87.9 million of net income for the six months ended June 30, 2015, and $18.6 million associated with stock-based compensation arrangements, including $10.9 million for the issuance of common stock in connection with the exercise of stock options.

Stock Repurchases and Shares Issued in Connection with Share-Based Compensation Plans

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. For the six months ended June 30, 2015, we repurchased 169,995 shares of common stock at an average price of $34.75 per share.

We reissue treasury stock (at average cost), when available, or issue new shares to fulfill our obligation to issue shares granted pursuant to share-based compensation plans. For the six months ended June 30, 2015, we issued 459,136 shares of common stock (representing a combination of newly issued shares and the reissuance of treasury stock) in connection with such plans; largely due to the exercise of stock options. We held 742 shares of voting common stock as treasury stock at June 30, 2015, and 1,704 shares at December 31, 2014.

Dividends

We declared dividends of $0.01 per common share during the second quarter 2015, unchanged from second quarter 2014. Based on our closing stock price on June 30, 2015, of $39.82 per share, the annualized dividend yield on our common stock was 0.10%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 1.69% for the second quarter 2015 compared to 1.92% for the second quarter 2014. While we have no current plans to raise the amount of the dividends currently paid on our common stock, our Board of Directors periodically evaluates our dividend payout ratio, taking into consideration internal capital guidelines, and our strategic objectives and business plans.

For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the "Supervision and Regulation" and "Risk Factors" sections of our 2014 Annual Report on Form 10-K.

Capital Management

Under applicable regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements adopted and administered by the federal banking agencies. These guidelines specify minimum capital ratios calculated in accordance with the definitions in the guidelines, including the leverage ratio, which is Tier 1 capital as a percentage of adjusted average assets, and the Tier 1 capital, common equity Tier 1 and the total capital ratios, which are calculated based on risk-weighted assets and off-balance sheet items that have been weighted according to broad risk categories. These minimum ratios are shown in the table below.

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

Table 24
Capital Measurements
(Dollars in thousands)

	Actual (1)		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For "Well-Capitalized" under FDICIA
	June 30, 2015	December 31, 2014	Ratio	Excess Over Regulatory Minimum at 6/30/15	Ratio	Excess Over "Well Capitalized" under FDICIA at 6/30/15
Regulatory capital ratios:
Total risk-based capital:
Consolidated	12.41%	12.51%	8.00%	$692,181	n/a	n/a
The PrivateBank	11.92	11.95	n/a	n/a	10.00%	$300,417
Tier 1 risk-based capital:
Consolidated	10.49	10.49	6.00%	704,762	n/a	n/a
The PrivateBank	10.79	10.79	n/a	n/a	8.00%	437,443
Tier 1 leverage:
Consolidated	10.24	9.96	4.00%	1,003,745	n/a	n/a
The PrivateBank	10.53	10.24	n/a	n/a	5.00%	888,609
Common equity Tier 1 (2):
Consolidated	9.41	9.23	4.50%	770,564	n/a	n/a
The PrivateBank	10.79	10.79	n/a	n/a	6.50%	672,618
Other capital ratios (consolidated) (3):
Tangible common equity to tangible assets	9.22	8.91

(1)	Computed in accordance with the applicable regulations of the FRB in effect as of the respective reporting periods.

(2)
Effective January 1, 2015, the common equity Tier 1 ratio is a required regulatory capital measure and as presented for the 2015 periods is calculated in accordance with the new Basel III capital rules. For periods prior to January 1, 2015, this ratio was considered a non-U.S. GAAP financial measure and was calculated without giving effect to the final Basel III capital rules. Refer to Table 25, "Non-U.S. GAAP Financial Measures" for a reconciliation from non-U.S. GAAP to U.S. GAAP for periods prior to 2015.

(3)
Ratio is not subject to formal FRB regulatory guidance and is a non-U.S. GAAP financial measure. Refer to Table 25, "Non-U.S. GAAP Financial Measures" for a reconciliation from non-U.S. GAAP to U.S. GAAP presentation.

n/a    Not applicable.

As disclosed in our 2014 Annual Report on Form 10-K, in July 2013, the FRB and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier 1 ratio, increased the minimum Tier 1 capital ratio requirements and implemented a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment of excluding accumulated other comprehensive income. The Company and the Bank have made the election to retain the existing treatment for accumulated other comprehensive income. The final rules took effect for the Company and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules.

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

As of June 30, 2015, all of our $169.8 million of outstanding junior subordinated debentures held by trusts that issued trust preferred securities, representing 10% of Tier 1 capital, are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital as defined under FRB regulations. Under the final regulatory capital rules issued in 2013, the Tier 1 capital treatment of our trust preferred securities was grandfathered, subject to the 25% limitation of Tier 1 capital. In the event we make certain acquisitions, the Tier 1 capital treatment for these instruments could be subject to the phase-out schedule for bank holding companies that had greater than $15 billion in total assets at the time the Dodd-Frank Act was adopted. All of our outstanding trust preferred securities are redeemable by us at any time, subject to receipt of required regulatory approvals and, in the case of the remaining $68.8 million of 10% Debentures issued by PrivateBancorp Capital Trust IV, compliance with the terms of the replacement capital covenant. In fourth quarter 2014, we redeemed $75.0 million of the 10% Debentures; we will continue to evaluate market conditions and other factors in determining whether to redeem any of the remaining outstanding instruments.

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

In addition to capital ratios defined by banking regulators, we also consider various measures when evaluating capital utilization and adequacy, including return on average tangible common equity, tangible common equity to risk-weighted assets, tangible common equity to tangible assets, and tangible book value. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. All of these measures exclude the ending balances of goodwill and other intangibles while certain of these ratios exclude preferred capital components. Because U.S. GAAP does not include capital ratio measures, we believe there are no comparable U.S. GAAP financial measures to these ratios. We believe these non-U.S. GAAP financial measures are relevant because they provide information that is helpful in assessing the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of our capitalization to other similar companies. However, because there are no standardized definitions for these ratios, our calculations may not be comparable with other companies. For the periods prior to January 1, 2015, the common equity Tier 1 ratio contained herein was calculated without giving effect to the final Basel III capital rules.

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

Table 25
Non-U.S. GAAP Financial Measures
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	2015		2014
	June 30	March 31	December 31	September 30	June 30
Taxable-equivalent net interest income
U.S. GAAP net interest income	$124,622	$121,993	$116,876	$116,758	$112,351
Taxable-equivalent adjustment	1,036	944	878	811	744
Taxable-equivalent net interest income (a)	$125,658	$122,937	$117,754	$117,569	$113,095
Average Earning Assets (b)	$15,703,136	$15,293,533	$15,022,425	$14,283,920	$13,936,754
Net Interest Margin ((a)annualized) / (b)	3.17%	3.21%	3.07%	3.23%	3.21%
Net Revenue
Taxable-equivalent net interest income	$125,658	$122,937	$117,754	$117,569	$113,095
U.S. GAAP non-interest income	33,059	33,516	30,426	30,669	30,259
Net revenue (c)	$158,717	$156,453	$148,180	$148,238	$143,354
Operating Profit
U.S. GAAP income before income taxes	$73,668	$66,718	$60,157	$65,701	$66,818
Provision for loan and covered loan losses	2,116	5,646	4,120	3,890	327
Taxable-equivalent adjustment	1,036	944	878	811	744
Operating profit	$76,820	$73,308	$65,155	$70,402	$67,889
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$81,897	$83,145	$83,025	$77,836	$75,465
Net revenue	$158,717	$156,453	$148,180	$148,238	$143,354
Efficiency ratio (d) / (c)	51.60%	53.14%	56.03%	52.51%	52.64%
Adjusted Net Income
U.S. GAAP net income available to common stockholders	$46,422	$41,484	$37,223	$40,527	$40,824
Amortization of intangibles, net of tax	398	397	449	458	458
Adjusted net income (e)	$46,820	$41,881	$37,672	$40,985	$41,282
Average Tangible Common Equity
U.S. GAAP average total equity	$1,571,896	$1,522,401	$1,472,111	$1,426,273	$1,378,581
Less: average goodwill	94,041	94,041	94,041	94,041	94,041
Less: average other intangibles	4,897	5,551	6,243	6,996	7,749
Average tangible common equity (f)	$1,472,958	$1,422,809	$1,371,827	$1,325,236	$1,276,791
Return on average tangible common equity ((e) annualized) / (f)	12.75%	11.94%	10.89%	12.27%	12.97%

Table 25
Non-U.S. GAAP Financial Measures (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Taxable-equivalent net interest income
U.S. GAAP net interest income	$246,615	$221,103
Taxable-equivalent adjustment	1,980	1,544
Taxable-equivalent net interest income (a)	$248,595	$222,647
Average Earning Assets (b)	$15,499,465	$13,751,642
Net Interest Margin ((a) annualized) / (b)	3.19%	3.22%
Net Revenue
Taxable-equivalent net interest income	$248,595	$222,647
U.S. GAAP non-interest income	66,575	56,495
Net revenue (c)	$315,170	$279,142
Operating Profit
U.S. GAAP income before income taxes	$140,386	$122,349
Provision for loan and covered loan losses	7,762	4,034
Taxable-equivalent adjustment	1,980	1,544
Operating profit	$150,128	$127,927
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$165,042	$151,215
Net revenue	$315,170	$279,142
Efficiency ratio (d) / (c)	52.37%	54.17%
Adjusted Net Income
U.S. GAAP net income available to common stockholders	$87,906	$75,329
Amortization of intangibles, net of tax	795	916
Adjusted net income (e)	$88,701	$76,245
Average Tangible Common Equity
U.S. GAAP average total equity	$1,547,285	$1,357,116
Less: average goodwill	94,041	94,041
Less: average other intangibles	5,222	8,125
Average tangible common equity (f)	$1,448,022	$1,254,950
Return on average tangible common equity ((e) annualized) / (f)	12.35%	12.27%

Table 25
Non-U.S. GAAP Financial Measures (Continued)
(Dollars in thousands)
(Unaudited)

			As of
			2014
			December 31	September 30	June 30
Common Equity Tier 1
U.S. GAAP total equity			$1,481,679	$1,435,309	$1,397,821
Trust preferred securities			169,788	244,793	244,793
Less: accumulated other comprehensive income, net of tax			20,917	16,236	23,406
Less: goodwill			94,041	94,041	94,041
Less: other intangibles			5,885	6,627	7,381
Less: disallowed servicing rights			44	42	32
Tier 1 risk-based capital			1,530,580	1,563,156	1,517,754
Less: trust preferred securities			169,788	244,793	244,793
Common equity Tier 1 (g)			$1,360,792	$1,318,363	$1,272,961

	As of
	2015		2014
	June 30	March 31	December 31	September 30	June 30
Tangible Common Equity
U.S. GAAP total equity	$1,584,796	$1,539,429	$1,481,679	$1,435,309	$1,397,821
Less: goodwill	94,041	94,041	94,041	94,041	94,041
Less: other intangibles	4,586	5,230	5,885	6,627	7,381
Tangible common equity (h)	$1,486,169	$1,440,158	$1,381,753	$1,334,641	$1,296,399
Tangible Assets
U.S. GAAP total assets	$16,225,895	$16,361,348	$15,603,382	$15,190,468	$14,602,404
Less: goodwill	94,041	94,041	94,041	94,041	94,041
Less: other intangibles	4,586	5,230	5,885	6,627	7,381
Tangible assets (i)	$16,127,268	$16,262,077	$15,503,456	$15,089,800	$14,500,982
Risk-weighted Assets (j)	$15,706,019	$15,395,081	$14,592,655	$14,053,735	$13,506,797
Period-end Common Shares Outstanding (k)	78,717	78,494	78,178	78,121	78,069
Ratios:
Common equity Tier 1 ratio (g) / (j) (1)	—	—	9.33%	9.38%	9.42%
Tangible common equity to risk-weighted assets (h) / (j)	9.46%	9.35%	9.47%	9.50%	9.60%
Tangible common equity to tangible assets (h) / (i)	9.22%	8.86%	8.91%	8.84%	8.94%
Tangible book value (h) / (k)	$18.88	$18.35	$17.67	$17.08	$16.61

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

The majority of our interest-earning assets are floating-rate instruments. At June 30, 2015, approximately 79% of the total loan portfolio is indexed to LIBOR,16% of the total loan portfolio is indexed to the prime rate, and another 1% of the total loan portfolio otherwise adjusts with other reference interest rates. Of the $8.8 billion in loans maturing after one year with a floating interest rate, $1.2 billion are subject to interest rate floors, of which 90% were in effect at June 30, 2015, and are reflected in the interest sensitivity analysis below. It is anticipated that as loans renew at maturity, it will be difficult to maintain existing floors given the competitive environment. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed-rate loans and securities and interest rate swaps.

We use a simulation model to estimate the potential impact of various interest rate changes on our income statement and our interest-earning asset and interest-bearing liability portfolios. The starting point of the analysis is the current size and nature of these portfolios at the beginning of the measurement period as well as the then-current applicable pricing structures. During the twelve-month measurement period, the model re-prices assets and liabilities based on the contractual terms and market rates in effect at the beginning of the measurement period assuming instantaneous parallel shifts in the applicable yield curves and instruments then remain at that new interest rate through the end of the twelve-month measurement period. The model analyzes changes in the portfolios based only on assets and liabilities at the beginning of the measurement period and does not assume any asset or liability growth over the following twelve months.

The sensitivity analysis is based on numerous assumptions including: the nature and timing of interest rate levels, the shape of the yield curve, prepayments on loans and securities, levels of excess deposits, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows and others. While our assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how client preferences or competitor influences might change. In addition, the simulation model assumes certain one-time instantaneous interest rate shifts that are consistent across all yield curves and do not continue to change over the measurement period. As such, these assumptions and modeling reflect an estimation of the sensitivity to interest rates or market risk and do not predict the timing and direction of interest rates or the shape and steepness of the yield curves. Therefore, the actual results may differ materially from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

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

Based on our current simulation modeling assumptions, the following table shows the estimated impact of an immediate change in interest rates as of June 30, 2015 and December 31, 2014.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
June 30, 2015
Dollar change	$(6,987)	$14,798	$27,729	$54,025	$78,141
Percent change	-1.5%	3.1%	5.9%	11.4%	16.5%
December 31, 2014
Dollar change	$(6,216)	$16,199	$30,586	$60,158	$88,083
Percent change	-1.4%	3.6%	6.7%	13.2%	19.4%

The table above illustrates the estimated impact to our net interest income over a one-year period reflected in dollar terms and percentage change. As an example, if there had been an instantaneous parallel shift in the yield curve of +100 basis points on June 30, 2015, net interest income would increase by $27.7 million, or 5.9%, over a twelve-month period, as compared to an increase in net interest income of $30.6 million, or 6.7%, if there had been an instantaneous parallel shift of +100 basis points at December 31, 2014. The decrease in the overall interest rate asset sensitivity at June 30, 2015 compared to December 31, 2014, is due to a net decrease in rate sensitive assets. Rate sensitive assets, particularly loans indexed to short-term rates, increased during the six months ended June 30, 2015, but were more than offset by a decline in fed funds, which caused a decrease in rate sensitivity as of June 30, 2015. Though modification of assumptions somewhat contributed to a decrease in sensitivity, overall asset sensitivity decreased during 2015 due primarily to asset and liability compositional changes. Based on our modeling, the Company remains in an asset sensitive position and expects to benefit from a rise in interest rates. We note, however, that 79% of our loans are indexed to LIBOR, mostly one-month LIBOR, and there can be no guarantee that action by the Federal Reserve to raise the target fed funds rate will cause an immediate parallel shift in short-term LIBOR. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois, known as Maas vs. Marek et. al. The lawsuit, brought by the beneficiaries of two trusts for which the Bank is serving as the successor trustee, seeks reimbursement of penalties and interest assessed by the IRS due to the late payment of certain generation skipping taxes by the trusts, as well as certain related attorney fees and other damages. The other named defendants include legal and accounting professionals that provided services related to the matters involved. In January 2014, the Circuit Court denied the Bank’s motion to dismiss, and the matter is now in the discovery process. Although we are not able to predict the likelihood of an adverse outcome, we currently anticipate that ultimate resolution of this matter will not have a material adverse impact on our financial condition or results of operations.

As of June 30, 2015, there were various other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company's monthly common stock purchases during the quarter ended June 30, 2015, which are solely in connection with the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock and stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1 - April 30, 2015	717	$35.53	—	—
May 1 - May 31, 2015	226	37.06	—	—
June 1 - June 30, 2015	742	39.22	—	—
Total	1,685	$37.36	—	—

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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 6, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: August 6, 2015