Form 10-Q
period 2015-09-30
PRIVATEBANCORP, INC
filed 2015-11-05
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 31, 2015, there were 79,051,298 shares of the issuer’s voting common stock, no par value, outstanding.

PRIVATEBANCORP, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except shares and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$145,477	$132,211
Federal funds sold and interest-bearing deposits in banks	231,600	292,341
Loans held-for-sale	76,225	115,161
Securities available-for-sale, at fair value (pledged as collateral to creditors: $157.2 million - 2015; $86.5 million - 2014)	1,703,926	1,645,344
Securities held-to-maturity, at amortized cost (fair value: $1.3 billion - 2015; $1.1 billion - 2014)	1,293,433	1,129,285
Federal Home Loan Bank ("FHLB") stock	30,740	28,666
Loans – excluding covered assets, net of unearned fees	13,079,314	11,892,219
Allowance for loan losses	(162,868)	(152,498)
Loans, net of allowance for loan losses and unearned fees	12,916,446	11,739,721
Covered assets	28,559	34,132
Allowance for covered loan losses	(6,337)	(5,191)
Covered assets, net of allowance for covered loan losses	22,222	28,941
Other real estate owned, excluding covered assets	12,760	17,416
Premises, furniture, and equipment, net	38,265	39,143
Accrued interest receivable	43,064	40,531
Investment in bank owned life insurance	56,292	55,207
Goodwill	94,041	94,041
Other intangible assets	4,008	5,885
Derivative assets	59,978	43,062
Other assets	166,128	196,427
Total assets	$16,894,605	$15,603,382
Liabilities
Demand deposits:
Noninterest-bearing	$4,068,816	$3,516,695
Interest-bearing	1,264,201	1,907,320
Savings deposits and money market accounts	6,249,485	5,171,025
Time deposits	2,315,237	2,494,928
Total deposits	13,897,739	13,089,968
Deposits held-for-sale	—	122,216
Short-term borrowings	514,121	432,385
Long-term debt	694,788	344,788
Accrued interest payable	6,509	6,948
Derivative liabilities	21,967	26,767
Other liabilities	111,482	98,631
Total liabilities	15,246,606	14,121,703
Equity
Common stock (no par value, $1 stated value; authorized shares: 174 million; issued shares: 78,865,355 - 2015 and 78,179,542 - 2014)	78,197	77,211
Treasury stock, at cost (1,601 - 2015 and 1,704 - 2014)	(63)	(53)
Additional paid-in capital	1,060,274	1,034,048
Retained earnings	480,342	349,556
Accumulated other comprehensive income, net of tax	29,249	20,917
Total equity	1,647,999	1,481,679
Total liabilities and equity	$16,894,605	$15,603,382
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income
Loans, including fees	$132,106	$119,211	$380,455	$343,106
Federal funds sold and interest-bearing deposits in banks	168	142	674	423
Securities:
Taxable	13,599	13,370	40,696	40,250
Exempt from Federal income taxes	2,177	1,529	5,964	4,490
Other interest income	69	48	180	140
Total interest income	148,119	134,300	427,969	388,409
Interest Expense
Interest-bearing demand deposits	937	918	2,909	2,702
Savings deposits and money market accounts	5,119	4,173	14,682	12,234
Time deposits	5,782	5,723	17,151	15,563
Short-term borrowings	24	158	455	495
Long-term debt	5,048	6,570	14,948	19,554
Total interest expense	16,910	17,542	50,145	50,548
Net interest income	131,209	116,758	377,824	337,861
Provision for loan and covered loan losses	4,197	3,890	11,959	7,924
Net interest income after provision for loan and covered loan losses	127,012	112,868	365,865	329,937
Non-interest Income
Asset management	4,462	4,240	13,566	13,027
Mortgage banking	3,340	2,904	11,267	7,162
Capital markets products	3,098	3,253	12,189	12,342
Treasury management	8,010	6,935	22,758	20,210
Loan, letter of credit and commitment fees	5,670	4,970	15,690	14,410
Syndication fees	4,364	6,818	12,361	15,571
Deposit service charges and fees and other income	1,585	1,546	8,740	3,912
Net securities gains	260	3	793	530
Total non-interest income	30,789	30,669	97,364	87,164
Non-interest Expense
Salaries and employee benefits	50,019	46,421	152,400	135,446
Net occupancy and equipment expense	8,180	7,807	24,203	23,311
Technology and related costs	3,583	3,362	10,424	9,850
Marketing	3,682	3,752	11,926	9,754
Professional services	3,679	2,626	8,574	8,290
Outsourced servicing costs	1,786	1,736	5,500	5,050
Net foreclosed property expenses	1,080	1,631	2,993	7,225
Postage, telephone, and delivery	857	839	2,618	2,591
Insurance	3,667	3,077	10,328	8,996
Loan and collection expense	2,324	2,099	6,802	4,728
Other expenses	6,318	4,486	14,449	13,810
Total non-interest expense	85,175	77,836	250,217	229,051
Income before income taxes	72,626	65,701	213,012	188,050
Income tax provision	27,358	25,174	79,838	72,194
Net income available to common stockholders	$45,268	$40,527	$133,174	$115,856
Per Common Share Data
Basic earnings per share	$0.58	$0.52	$1.70	$1.48
Diluted earnings per share	$0.57	$0.51	$1.67	$1.47
Cash dividends declared	$0.01	$0.01	$0.03	$0.03
Weighted-average common shares outstanding	78,144	77,110	77,834	76,951
Weighted-average diluted common shares outstanding	79,401	77,934	79,027	77,721
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$45,268	$40,527	$133,174	$115,856
Other comprehensive income:
Available-for-sale securities:
Net unrealized gains (losses)	9,264	(7,103)	3,857	8,133
Reclassification of net gains included in net income	(385)	(3)	(918)	(530)
Income tax (expense) benefit	(3,461)	2,757	(1,180)	(3,007)
Net unrealized gains (losses) on available-for-sale securities	5,418	(4,349)	1,759	4,596
Cash flow hedges:
Net unrealized gains (losses)	10,261	(2,168)	18,387	9,710
Reclassification of net gains included in net income	(2,571)	(2,456)	(7,643)	(6,763)
Income tax (expense) benefit	(2,987)	1,803	(4,171)	(1,151)
Net unrealized gains (losses) on cash flow hedges	4,703	(2,821)	6,573	1,796
Other comprehensive income (loss)	10,121	(7,170)	8,332	6,392
Comprehensive income	$55,389	$33,357	$141,506	$122,248
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Out- standing	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at January 1, 2014	77,707	$76,825	$(6,415)	$1,022,023	$199,627	$9,844	$1,301,904
Comprehensive income (1)	—	—	—	—	115,856	6,392	122,248
Cash dividends declared ($0.03 per common share)	—	—	—	—	(2,360)	—	(2,360)
Common stock issued for:
Nonvested (restricted) stock grants	376	(244)	5,607	(5,363)	—	—	—
Exercise of stock options	215	31	5,341	(1,370)	—	—	4,002
Restricted stock activity	(10)	531	360	(891)	—	—	—
Deferred compensation plan	13	—	384	32	—	—	416
Excess tax benefit from share-based compensation plans	—	—	—	2,933	—	—	2,933
Stock repurchased in connection with benefit plans	(180)	—	(5,283)	—	—	—	(5,283)
Share-based compensation expense	—	—	—	11,449	—	—	11,449
Balance at September 30, 2014	78,121	$77,143	$(6)	$1,028,813	$313,123	$16,236	$1,435,309
Balance at January 1, 2015	78,178	$77,211	$(53)	$1,034,048	$349,556	$20,917	$1,481,679
Comprehensive income (1)	—	—	—	—	133,174	8,332	141,506
Cash dividends declared ($0.03 per common share)	—	—	—	—	(2,388)	—	(2,388)
Common stock issued for:
Nonvested (restricted) stock grants	251	—	—	—	—	—	—
Exercise of stock options	598	428	5,903	8,209	—	—	14,540
Restricted stock activity	6	558	—	(558)	—	—	—
Deferred compensation plan	1	—	29	276	—	—	305
Excess tax benefit from share-based compensation	—	—	—	4,331	—	—	4,331
Stock repurchased in connection with benefit plans	(171)	—	(5,942)	—	—	—	(5,942)
Share-based compensation expense	—	—	—	13,968	—	—	13,968
Balance at September 30, 2015	78,863	$78,197	$(63)	$1,060,274	$480,342	$29,249	$1,647,999

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$133,174	$115,856
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	11,959	7,924
Provision for unfunded commitments	2,931	638
Depreciation of premises, furniture, and equipment	6,361	6,514
Net amortization of premium on securities	13,201	10,827
Net securities gains	(793)	(530)
Valuation adjustments on other real estate owned	2,254	5,260
Net losses on sale of other real estate owned	399	358
Net amortization of discount on covered assets	282	293
Bank owned life insurance income	(1,085)	(984)
Net (decrease) increase in deferred loan fees	(3,687)	1,569
Share-based compensation expense	13,968	11,449
Excess tax benefit from exercise of stock options and vesting of restricted shares	(4,876)	(3,341)
Benefit for deferred income tax expense	(3,290)	(5,165)
Amortization of other intangibles	1,877	2,265
Originations and purchases of loans held-for-sale	(481,809)	(351,440)
Proceeds from sales of loans held-for-sale	530,442	326,363
Net gains from sales of loans held-for-sale	(9,605)	(5,666)
Gain on sale of branch	(4,092)	—
Net increase in derivative assets and liabilities	(21,716)	(7,388)
Net increase in accrued interest receivable	(2,533)	(2,697)
Net (decrease) increase in accrued interest payable	(439)	661
Net decrease in other assets	43,221	16,575
Net increase (decrease) in other liabilities	13,982	(326)
Net cash provided by operating activities	240,126	129,015
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	159,121	176,823
Proceeds from sales	57,313	74,690
Purchases	(279,675)	(190,032)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	119,597	86,313
Purchases	(288,555)	(240,332)
Net (purchase) redemption of FHLB stock	(2,074)	1,339
Net increase in loans	(1,189,890)	(909,877)
Net decrease in covered assets	6,228	36,213
Proceeds from sale of other real estate owned	7,105	8,213
Net purchases of premises, furniture, and equipment	(5,483)	(6,482)
Net cash used in investing activities	(1,416,313)	(963,132)
Financing Activities
Net increase in deposit accounts, including deposits held-for-sale	685,555	964,071
Net increase (decrease) in short-term borrowings, excluding FHLB advances	57,736	(2,837)
Net increase in FHLB advances	374,000	30,000
Stock repurchased in connection with benefit plans	(5,942)	(5,283)
Cash dividends paid	(2,358)	(2,336)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	14,845	4,418
Excess tax benefit from exercise of stock options and vesting of restricted shares	4,876	3,341
Net cash provided by financing activities	1,128,712	991,374
Net (decrease) increase in cash and cash equivalents	(47,475)	157,257
Cash and cash equivalents at beginning of year	424,552	440,062
Cash and cash equivalents at end of period	$377,077	$597,319
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$50,584	$49,887
Cash paid for income taxes	76,997	70,400
Non-cash transfers of loans to other real estate	5,102	2,576
Non-cash transfers of loans to loans held-for-sale	125,161	109,885
Non-cash transfers of deposits to deposits held-for-sale	—	128,508
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements of PrivateBancorp, Inc. ("PrivateBancorp" or the "Company"), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to September 30, 2015, for potential recognition or disclosure.

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

Accounting Pronouncements Pending Adoption

Revenue from Contracts with Customers - In May 2014, the FASB issued a comprehensive new revenue recognition standard that will replace most of the existing revenue recognition guidance in U.S. GAAP. All arrangements involving the transfer of goods or services to customers are within the scope of the guidance, except for certain contracts subject to other U.S. GAAP guidance, including lease contracts and rights and obligations related to financial instruments. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also includes new disclosure requirements related to the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for the Company's financial statements beginning January 1, 2018. The Company may choose to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations, as well as which transition method to use.

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

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$268,078	$1,702	$(46)	$269,734	$269,697	$120	$(1,552)	$268,265
U.S. Agency	46,619	116	—	46,735	46,959	—	(701)	46,258
Collateralized mortgage obligations	104,380	4,037	(32)	108,385	132,633	4,334	(34)	136,933
Residential mortgage-backed securities	804,524	22,240	(1,169)	825,595	822,746	25,058	(1,726)	846,078
State and municipal securities	445,387	8,656	(566)	453,477	340,810	7,222	(722)	347,310
Foreign sovereign debt	—	—	—	—	500	—	—	500
Total	$1,668,988	$36,751	$(1,813)	$1,703,926	$1,613,345	$36,734	$(4,735)	$1,645,344
Securities Held-to-Maturity
Collateralized mortgage obligations	$53,336	$—	$(1,179)	$52,157	$59,960	$—	$(2,017)	$57,943
Residential mortgage-backed securities	1,017,011	12,187	(1,290)	1,027,908	885,235	9,410	(2,483)	892,162
Commercial mortgage-backed securities	218,164	2,292	(416)	220,040	183,021	592	(2,176)	181,437
State and municipal securities	369	4	—	373	1,069	4	—	1,073
Other securities	4,553	—	(554)	3,999	—	—	—	—
Total	$1,293,433	$14,483	$(3,439)	$1,304,477	$1,129,285	$10,006	$(6,676)	$1,132,615

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank ("FRB") discount window borrowing availability, securities sold under agreements to repurchase ("repurchase agreements"), derivative transactions, standby letters of credit with counterparty banks and for other purposes as permitted or required by law totaled $481.9 million and $353.1 million at September 30, 2015 and December 31, 2014, respectively. Of total pledged securities, securities pledged to creditors under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties totaled $157.2 million and $86.5 million at September 30, 2015 and December 31, 2014, respectively.

Excluding securities issued or backed by the U.S. Government, its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at September 30, 2015 or December 31, 2014.

The following table presents the fair values of securities with unrealized losses as of September 30, 2015, and December 31, 2014. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months			12 Months or Longer			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2015
Securities Available-for-Sale
U.S. Treasury	—	$—	$—	1	$26,065	$(46)	$26,065	$(46)
Collateralized mortgage obligations	3	4,993	(32)	—	—	—	4,993	(32)
Residential mortgage-backed securities	7	40,475	(141)	5	79,959	(1,028)	120,434	(1,169)
State and municipal securities	147	70,560	(529)	13	4,154	(37)	74,714	(566)
Total		$116,028	$(702)		$110,178	$(1,111)	$226,206	$(1,813)
Securities Held-to-Maturity
Collateralized mortgage obligations	—	$—	$—	4	$52,157	$(1,179)	$52,157	$(1,179)
Residential mortgage-backed securities	14	140,406	(542)	10	59,947	(748)	200,353	(1,290)
Commercial mortgage-backed securities	8	31,292	(238)	12	38,819	(178)	70,111	(416)
Other securities	1	3,999	(554)	—	—	—	3,999	(554)
Total		$175,697	$(1,334)		$150,923	$(2,105)	$326,620	$(3,439)
As of December 31, 2014
Securities Available-for-Sale
U.S. Treasury	5	$119,233	$(159)	5	$123,117	$(1,393)	$242,350	$(1,552)
U.S. Agency	—	—	—	3	46,258	(701)	46,258	(701)
Collateralized mortgage obligations	2	4,565	(34)	—	—	—	4,565	(34)
Residential mortgage-backed securities	—	—	—	4	89,085	(1,726)	89,085	(1,726)
State and municipal securities	116	53,092	(249)	58	32,152	(473)	85,244	(722)
Total		$176,890	$(442)		$290,612	$(4,293)	$467,502	$(4,735)
Securities Held-to-Maturity
Collateralized mortgage obligations	—	$—	$—	4	$57,943	$(2,017)	$57,943	$(2,017)
Residential mortgage-backed securities	6	45,867	(38)	18	162,564	(2,445)	208,431	(2,483)
Commercial mortgage-backed securities	4	10,021	(28)	27	105,709	(2,148)	115,730	(2,176)
Total		$55,888	$(66)		$326,216	$(6,610)	$382,104	$(6,676)

There were $261.1 million of securities with $3.2 million in an unrealized loss position for greater than 12 months at September 30, 2015. At December 31, 2014, there were $616.8 million of securities with $10.9 million in an unrealized loss position for greater than 12 months. The Company does not consider these unrealized losses to be credit-related. These unrealized losses relate to changes in interest rates and market spreads. We do not intend to sell the securities nor do we believe it is more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

We conduct a periodic assessment of our investment portfolio to determine whether any securities are other-than-temporarily impaired ("OTTI"). When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized loss, expected cash flows of underlying assets and market conditions. For those debt securities that we intend to sell, or more-likely-than-not will be required to sell, prior to the expected recovery of the amortized cost, the entire impairment (i.e., the difference between amortized cost and the fair value) is recognized in earnings. During the three months ended September 30, 2015, we identified three municipal debt securities from the same issuer totaling $1.1 million, which had credit rating downgrades during the period. We determined that the difference between amortized cost and fair value is other-than-temporary and accordingly, recognized the difference of $125,000 in current operating results. Management intends to sell these available-for-sale securities. The loss was reported within net securities gains in the Consolidated Statements of Income.

The following table presents the remaining contractual maturity of securities as of September 30, 2015, by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	September 30, 2015
	Available-For-Sale Securities		Held-To-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agency, state and municipal and other securities:
One year or less	$9,871	$9,973	$116	$116
One year to five years	458,502	463,853	253	257
Five years to ten years	267,129	271,218	4,553	3,999
After ten years	24,582	24,902	—	—
All other securities:
Collateralized mortgage obligations	104,380	108,385	53,336	52,157
Residential mortgage-backed securities	804,524	825,595	1,017,011	1,027,908
Commercial mortgage-backed securities	—	—	218,164	220,040
Total	$1,668,988	$1,703,926	$1,293,433	$1,304,477

The following table presents gains (losses) on securities for the three months and nine months ended September 30, 2015 and 2014.
Securities Gains (Losses)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales	$26,967	$1,041	$57,313	$74,690
Gross realized gains	$385	$5	$942	$615
Gross realized losses (1)	(125)	(2)	(149)	(85)
Net realized gains	$260	$3	$793	$530
Income tax provision on net realized gains	$98	$1	$308	$209

(1)	Includes OTTI of $125,000 for the three and nine months ended September 30, 2015, and is reported in the Consolidated Statement of Income within net security gains.

Refer to Note 10 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) on other comprehensive income.

All non-marketable Community Reinvestment Act ("CRA") qualified investments, totaling $37.8 million and $21.6 million at September 30, 2015 and December 31, 2014, respectively, are recorded in other assets on the Statements of Financial Condition.

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

Loan Portfolio
(Amounts in thousands)

	September 30, 2015	December 31, 2014
Commercial and industrial	$6,654,268	$5,996,070
Commercial - owner-occupied CRE	2,017,733	1,892,564
Total commercial	8,672,001	7,888,634
Commercial real estate	2,545,143	2,323,616
Commercial real estate - multi-family	704,195	593,103
Total commercial real estate	3,249,338	2,916,719
Construction	412,688	381,102
Residential real estate	439,005	361,565
Home equity	133,122	142,177
Personal	173,160	202,022
Total loans	$13,079,314	$11,892,219
Net deferred loan fees and unamortized discount and premium on loans, included as a reduction in total loans	$43,330	$47,017
Overdrawn demand deposits included in total loans	$2,936	$1,963

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry type for commercial and industrial loans, product type for commercial real estate and construction loans, and borrower.

Loans Held-For-Sale
(Amounts in thousands)

	September 30, 2015	December 31, 2014
Mortgage loans held-for-sale (1)	$24,065	$42,215
Other loans held-for-sale (2)	52,160	72,946
Total loans held-for-sale	$76,225	$115,161

(1)
Comprised of residential mortgage loan originations intended to be sold in the secondary market. The Company accounts for these loans under the fair value option. Refer to Note 16 for additional information regarding mortgage loans held-for-sale.

(2)
Amounts at September 30, 2015, represent commercial, commercial real estate and construction loans carried at the lower of aggregate cost or fair value. Generally, the Company intends to sell these loans within 30-60 days from the date the intent to sell was established. Amounts at December 31, 2014, consist of $36.6 million of commercial, commercial real estate and construction loans carried at the lower of aggregate cost or fair value and $36.3 million of commercial, commercial real estate, construction, home equity and personal loans held-for-sale in connection with the sale of the Company's banking office located in Norcross, Georgia, which closed in January 2015.

Carrying Value of Loans Pledged
(Amounts in thousands)

	September 30, 2015	December 31, 2014
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$416,573	$478,692
FHLB advances (2)	4,550,246	1,576,168
Total	$4,966,819	$2,054,860

(1)	No borrowings were outstanding at September 30, 2015 and December 31, 2014.

(2)	Refer to Notes 7 and 8 for additional information regarding FHLB advances.

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of September 30, 2015
Commercial	$8,649,998	$632	$3,001	$—	$8,653,631	$18,370	$8,672,001
Commercial real estate	3,236,785	351	161	—	3,237,297	12,041	3,249,338
Construction	412,688	—	—	—	412,688	—	412,688
Residential real estate	434,173	—	560	—	434,733	4,272	439,005
Home equity	123,278	321	250	—	123,849	9,273	133,122
Personal	171,990	932	212	—	173,134	26	173,160
Total loans	$13,028,912	$2,236	$4,184	$—	$13,035,332	$43,982	$13,079,314
As of December 31, 2014
Commercial	$7,855,833	$762	$992	$—	$7,857,587	$31,047	$7,888,634
Commercial real estate	2,891,301	5,408	261	—	2,896,970	19,749	2,916,719
Construction	380,939	163	—	—	381,102	—	381,102
Residential real estate	354,717	943	631	—	356,291	5,274	361,565
Home equity	128,500	397	2,236	—	131,133	11,044	142,177
Personal	201,569	23	—	—	201,592	430	202,022
Total loans	$11,812,859	$7,696	$4,120	$—	$11,824,675	$67,544	$11,892,219

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

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of September 30, 2015
Commercial	$50,150	$30,841	$11,125	$41,966	$5,468
Commercial real estate	18,524	3,289	8,752	12,041	1,465
Residential real estate	4,459	—	4,272	4,272	558
Home equity	11,979	4,263	7,111	11,374	1,575
Personal	26	—	26	26	6
Total impaired loans	$85,138	$38,393	$31,286	$69,679	$9,072
As of December 31, 2014
Commercial	$60,174	$25,739	$26,432	$52,171	$11,487
Commercial real estate	26,738	9,755	10,193	19,948	2,441
Residential real estate	5,849	349	4,925	5,274	735
Home equity	12,904	3,627	8,839	12,466	1,855
Personal	430	—	430	430	109
Total impaired loans	$106,095	$39,470	$50,819	$90,289	$16,627

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	Three Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$53,886	$287	$54,559	$428
Commercial real estate	12,656	—	23,841	16
Residential real estate	4,332	—	9,522	—
Home equity	11,942	34	11,696	22
Personal	25	—	560	—
Total	$82,841	$321	$100,178	$466

(1)	Represents amounts while classified as impaired for the periods presented.

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1) (Continued)
(Amounts in thousands)

	Nine Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$54,331	$788	$49,593	$1,229
Commercial real estate	15,170	13	36,351	60
Residential real estate	4,594	—	9,665	—
Home equity	12,653	79	12,628	67
Personal	217	—	609	—
Total	$86,965	$880	$108,846	$1,356

(1)	Represents amounts while classified as impaired for the periods presented.

Credit Quality Indicators

We attempt to mitigate risk through loan structure, collateral, monitoring, and other credit risk management controls. We have adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are considered "pass" rated credits that we believe exhibit acceptable financial performance, cash flow, and leverage. Credits rated 6 are performing in accordance with contractual terms but are considered "special mention" as these credits demonstrate potential weakness that, if left unresolved, may result in deterioration in our credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Loans rated 7 may be classified as either accruing ("potential problem") or nonaccrual ("nonperforming"). Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. Potential problem loans continue to accrue interest but the ultimate collection of these loans in full is a risk due to the same conditions that characterize a 6-rated credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or a declining value of the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that we may sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Nonperforming loans include nonaccrual loans risk rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed at a minimum on a quarterly basis, while all other rated credits over a certain dollar threshold, depending on loan type, are reviewed annually or more frequently as the circumstances warrant.

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of September 30, 2015
Commercial	$139,622	1.6	$116,345	1.3	$18,370	0.2	$8,672,001
Commercial real estate	77	*	2,687	0.1	12,041	0.4	3,249,338
Construction	—	—	—	—	—	—	412,688
Residential real estate	6,029	1.4	6,071	1.4	4,272	1.0	439,005
Home equity	487	0.4	2,696	2.0	9,273	7.0	133,122
Personal	612	0.4	151	0.1	26	*	173,160
Total	$146,827	1.1	$127,950	1.0	$43,982	0.3	$13,079,314
As of December 31, 2014
Commercial	$93,130	1.2	$78,562	1.0	$31,047	0.4	$7,888,634
Commercial real estate	3,552	0.1	746	*	19,749	0.7	2,916,719
Construction	—	—	—	—	—	—	381,102
Residential real estate	2,964	0.8	5,981	1.7	5,274	1.5	361,565
Home equity	1,170	0.8	2,108	1.5	11,044	7.8	142,177
Personal	173	0.1	45	*	430	0.2	202,022
Total	$100,989	0.8	$87,442	0.7	$67,544	0.6	$11,892,219

*	Less than 0.1%

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	September 30, 2015		December 31, 2014
	Accruing	Nonaccrual (1)	Accruing	Nonaccrual (1)
Commercial	$23,596	$10,674	$21,124	$20,113
Commercial real estate	—	9,397	199	8,005
Residential real estate	—	1,308	—	1,881
Home equity	2,101	5,402	1,422	5,886
Personal	—	—	—	413
Total	$25,697	$26,781	$22,745	$36,298

(1)	Included in nonperforming loans.

At September 30, 2015 and December 31, 2014, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $10.2 million and $8.5 million, respectively.

Additions to Accruing Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Three Months Ended September 30,
	2015			2014
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	2	$7,800	$7,800	1	$16,325	$16,325
Other concession (3)	—	—	—	1	1,904	1,904
Total accruing	2	$7,800	$7,800	2	$18,229	$18,229

	Nine Months Ended September 30,
	2015			2014
		Recorded Investment (1)			Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	7	$23,609	$23,328	3	$20,075	$20,075
Other concession (3)	—	—	—	3	17,483	17,483
Total commercial	7	23,609	23,328	6	37,558	37,558
Commercial real estate
Other concession (3)	—	—	—	1	426	426
Home equity
Extension of maturity date (2)	1	346	346	—	—	—
Total accruing	8	$23,955	$23,674	7	$37,984	$37,984
Change in recorded investment due to principal paydown at time of modification			$281			$—

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at an existing rate of interest that is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

Additions to Nonaccrual Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Three Months Ended September 30,
	2015			2014
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	1	$19	$19	—	$—	$—
Other concession (3)	1	4,473	4,473	4	17,046	17,046
Total commercial	2	4,492	4,492	4	17,046	17,046
Commercial real estate
Other concession (3)	—	—	—	1	653	686
Home equity
Other concession (3)	2	276	276	1	544	607
Total nonaccrual	4	$4,768	$4,768	6	$18,243	$18,339

	Nine Months Ended September 30,
	2015			2014
		Recorded Investment (1)			Recorded Investment (1)
	Number of Borrowers	Pre- Modification	Post- Modification	Number of Borrowers	Pre- Modification	Post- Modification
Commercial
Extension of maturity date (2)	5	$2,602	$2,602	—	$—	$—
Other concession (3)	3	7,253	7,246	8	17,599	17,549
Total commercial	8	9,855	9,848	8	17,599	17,549
Commercial real estate
Extension of maturity date (2)	2	1,747	1,660	—	—	—
Other concession (3)	1	3,773	3,773	2	1,773	1,806
Total commercial real estate	3	5,520	5,433	2	1,773	1,806
Residential real estate
Other concession (3)	—	—	—	3	496	566
Home equity
Extension of maturity date (2)	3	170	165	1	114	114
Other concession (3)	4	353	353	4	1,659	1,722
Total home equity	7	523	518	5	1,773	1,836
Total nonaccrual	18	$15,898	$15,799	18	$21,641	$21,757
Net decrease in recorded investment at time of modification			$99			$50

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at an existing rate of interest that is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

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

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Refer to the "Impaired Loan" and "Allowance for Loan Loss" sections of Note 1, "Summary of Significant Accounting Policies," in the "Notes to Consolidated Financial Statements" of our 2014 Annual Report on Form 10-K regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $4.9 million and $10.6 million in specific reserves for nonaccrual TDRs at September 30, 2015, and December 31, 2014, respectively. For accruing TDRs, there were $14,000 specific reserves at September 30, 2015 and none at December 31, 2014, respectively, as the present value of cash flows for the restructured loan were greater than the recorded investment in the loan at December 31, 2014.

During the three and nine months ended September 30, 2015, a single commercial real estate loan totaling $175,000 became nonperforming within 12 months of being modified as an accruing TDR. During the nine months ended September 30, 2014, a single commercial real estate loan totaling $699,000 became nonperforming within 12 months of being modified as an accruing TDR. A loan typically becomes nonperforming and placed on nonaccrual status when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than the 90-day past due date.

Other Real Estate Owned

The following table presents the composition of property acquired as a result of borrower defaults on loans secured by real property.

OREO Composition
(Amounts in thousands)

	September 30, 2015	December 31, 2014
Single-family homes	$6,354	$7,902
Land parcels	2,664	4,237
Multi-family	598	488
Office/industrial	1,799	3,832
Retail	1,345	957
Total OREO properties	$12,760	$17,416

The recorded investment in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $5.1 million at September 30, 2015, and $5.5 million at December 31, 2014.

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

Covered Assets
(Amounts in thousands)

	September 30, 2015	December 31, 2014
Residential mortgage loans (1)	$26,526	$32,182
Foreclosed real estate - single family homes	—	187
Estimated loss reimbursement by the FDIC	2,033	1,763
Total covered assets	28,559	34,132
Allowance for covered loan losses	(6,337)	(5,191)
Net covered assets	$22,222	$28,941

(1)	Includes $262,000 and $420,000 of purchased credit-impaired loans as of September 30, 2015, and December 31, 2014, respectively.

The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $531,000 and $856,000 at September 30, 2015 and December 31, 2014, respectively.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 4 for a discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Three Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$113,144	$28,210	$3,816	$5,257	$4,615	$2,009	$157,051
Loans charged-off	(661)	(175)	—	(97)	(85)	(6)	(1,024)
Recoveries on loans previously charged-off	2,115	134	10	198	50	131	2,638
Net recoveries (charge-offs)	1,454	(41)	10	101	(35)	125	1,614
Provision (release) for loan losses	6,413	(1,868)	571	(1,028)	(292)	407	4,203
Balance at end of period	$121,011	$26,301	$4,397	$4,330	$4,288	$2,541	$162,868
Ending balance for loans individually evaluated for impairment (1)	$5,468	$1,465	$—	$558	$1,575	$6	$9,072
Ending balance for loans collectively evaluated for impairment	$115,543	$24,836	$4,397	$3,772	$2,713	$2,535	$153,796
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$41,966	$12,041	$—	$4,272	$11,374	$26	$69,679
Ending balance, loans collectively evaluated for impairment	8,630,035	3,237,297	412,688	434,733	121,748	173,134	13,009,635
Total recorded investment in loans	$8,672,001	$3,249,338	$412,688	$439,005	$133,122	$173,160	$13,079,314

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Three Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$96,326	$33,299	$3,621	$5,280	$5,015	$2,950	$146,491
Loans charged-off	(227)	(1,133)	(7)	(252)	(172)	(8)	(1,799)
Recoveries on loans previously charged-off	1,145	356	6	9	67	128	1,711
Net recoveries (charge-offs)	918	(777)	(1)	(243)	(105)	120	(88)
Provision (release) for loan losses	6,642	(2,135)	409	(25)	(661)	(498)	3,732
Balance at end of period	$103,886	$30,387	$4,029	$5,012	$4,249	$2,572	$150,135
Ending balance for loans individually evaluated for impairment (1)	$13,982	$3,223	$—	$497	$1,224	$55	$18,981
Ending balance for loans collectively evaluated for impairment	$89,904	$27,164	$4,029	$4,515	$3,025	$2,517	$131,154
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$53,249	$19,886	$—	$9,723	$12,163	$544	$95,565
Ending balance, loans collectively evaluated for impairment	7,852,152	2,630,133	307,066	333,850	128,996	199,825	11,452,022
Total recorded investment in loans	$7,905,401	$2,650,019	$307,066	$343,573	$141,159	$200,369	$11,547,587

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses
(Amounts in thousands)

	Nine Months Ended September 30,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2015
Balance at beginning of year	$103,462	$31,838	$4,290	$5,316	$4,924	$2,668	$152,498
Loans charged-off	(5,784)	(1,160)	—	(328)	(456)	(44)	(7,772)
Recoveries on loans previously charged-off	3,610	1,004	193	302	193	1,090	6,392
Net (charge-offs) recoveries	(2,174)	(156)	193	(26)	(263)	1,046	(1,380)
Provision (release) for loan losses	19,723	(5,381)	(86)	(960)	(373)	(1,173)	11,750
Balance at end of period	$121,011	$26,301	$4,397	$4,330	$4,288	$2,541	$162,868

Allowance for Loan Losses (Continued)
(Amounts in thousands)

	Nine Months Ended September 30,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2014
Balance at beginning of year	$80,768	$42,362	$3,338	$7,555	$5,648	$3,438	$143,109
Loans charged-off	(3,856)	(5,797)	(7)	(667)	(887)	(151)	(11,365)
Recoveries on loans previously charged-off	5,620	2,404	22	444	155	554	9,199
Net recoveries (charge-offs)	1,764	(3,393)	15	(223)	(732)	403	(2,166)
Provision (release) for loan losses	21,354	(8,582)	676	(2,320)	(667)	(1,269)	9,192
Balance at end of period	$103,886	$30,387	$4,029	$5,012	$4,249	$2,572	$150,135

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$13,157	$9,363	$12,274	$9,206
Provision for unfunded commitments	2,048	481	2,931	638
Recovery of unfunded commitments	4	—	4	—
Balance at end of period	$15,209	$9,844	$15,209	$9,844
Unfunded commitments, excluding covered assets, at period end	$6,310,701	$5,365,042

(1)
Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit. Unfunded commitments related to covered assets are excluded as they are covered under a loss sharing agreement with the FDIC.

Refer to Note 15 for additional details of commitments to extend credit, standby letters of credit and commercial letters of credit.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	September 30, 2015	December 31, 2014
Banking	$81,755	$81,755
Asset management	12,286	12,286
Total goodwill	$94,041	$94,041

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. Our annual goodwill impairment test was performed as of October 31, 2014, and it was determined no impairment existed as of that date nor are we aware of any events or circumstances that would indicate goodwill is impaired at September 30, 2015. There were no impairment charges for goodwill recorded in 2014. Our annual goodwill test will be completed during fourth quarter 2015.

We have other intangible assets capitalized on the Consolidated Statements of Financial Condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 12 years.

We review other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During third quarter 2015, there were no events or circumstances that we believe indicate there may be impairment of other intangible assets, and no impairment charges for other intangible assets were recorded for the nine months ended September 30, 2015.

Other Intangible Assets
(Dollars in thousands)

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Core deposit intangibles:
Gross carrying amount	$18,093	$18,093
Accumulated amortization	14,603	12,870
Net carrying amount	$3,490	$5,223
Amortization during the period	$1,733	$2,799
Weighted average remaining life (in years)	2	2
Client relationships:
Gross carrying amount	$2,002	$2,002
Accumulated amortization	1,484	1,340
Net carrying amount	$518	$662
Amortization during the period	$144	$208
Weighted average remaining life (in years)	5	6

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year ending December 31,
2015 - remaining three months	$578
2016	2,161
2017	1,125
2018	98
2019	28
2020 and thereafter	18
Total	$4,008

7. SHORT-TERM BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	September 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Outstanding:
Repurchase agreements	$57,965	0.40%	$—	—%
FHLB advances	452,000	0.15%	428,000	0.13%
Secured borrowings	4,156	4.10%	4,385	4.45%
Total short-term borrowings	$514,121		$432,385
Unused Availability:
Federal funds (1)	$630,500		$630,500
FRB discount window primary credit program (2)	363,590		403,752
FHLB advances (3)	1,506,937		265,529
Revolving line of credit	60,000		60,000

(1)	Our total availability of overnight Federal fund ("Fed funds") borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

(3)
As a member of the FHLB Chicago, the Bank has access to borrowing capacity which is subject to change based on the availability of acceptable collateral to pledge and the level of our investment in FHLB Chicago stock. At September 30, 2015, our borrowing capacity was $2.4 billion, of which $1.5 billion is available, subject to making the required additional investment in FHLB Chicago stock. Qualifying residential, multi-family and commercial real estate loans, home equity lines of credit, and residential mortgage-backed securities are pledged as collateral to secure current outstanding balances and additional borrowing availability.

Borrowings with maturities of one year or less are classified as short-term.

Repurchase Agreements - Repurchase agreements are agreements to sell securities subject to an obligation to repurchase the same or similar securities. Securities sold under agreements to repurchase are treated as a financing, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Financial Condition. Repurchase agreements generally mature within 1 to 90 days from the transaction date. At September 30, 2015, the repurchase agreement obligation had a remaining contractual maturity of 13 days and was collateralized by $59.9 million of residential mortgage-backed securities, which were held in custody by third parties. The securities underlying the agreements remain in their respective accounts while pledged as collateral to our counter-party. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company is therefore exposed to the risks that impact the fair value of its pledged securities, including interest rate movements, market liquidity, and credit events. As of September 30, 2015, there were no amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.

FHLB Advances - At September 30, 2015, FHLB advances consisted of $7.0 million from the FHLB Atlanta, of which $2.0 million is included in short-term borrowings, and $845.0 million from FHLB Chicago, of which $450.0 million is included in short-term borrowings.

Revolving Line of Credit - The Company has a 364-day revolving line of credit (the "Facility") with a group of commercial banks allowing borrowing of up to $60.0 million, and maturing on September 23, 2016. The interest rate applied to borrowings under the Facility will be elected by the Company at the time an advance is made; interest rate elections include either 30-day or 90-day LIBOR plus 1.75% or Prime minus 0.50% at the time the advance is made. Any amounts outstanding under the Facility upon or before maturity may be converted, at the Company's option, to an amortizing term loan, with the balance of such loan due September 24, 2018. At September 30, 2015, no amounts have been drawn on the Facility.

Secured Borrowings - Secured borrowings represent amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings because they did not qualify for sale accounting treatment. A corresponding amount is recorded within loans on the Consolidated Statements of Financial Condition.

8. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

	Rate Type	Rate	Maturity	September 30, 2015	December 31, 2014
Parent Company:
Junior Subordinated Debentures (1)
Bloomfield Hills Statutory Trust I	Floating, three-month LIBOR + 2.65%	2.98%	2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Floating, three-month LIBOR + 1.71%	2.05%	2035	51,547	51,547
PrivateBancorp Statutory Trust III	Floating, three-month LIBOR + 1.50%	1.84%	2035	41,238	41,238
PrivateBancorp Statutory Trust IV	Fixed	10.00%	2068	68,755	68,755
Subordinated debt facility (2)	Fixed	7.125%	2042	125,000	125,000
Subtotal				294,788	294,788
Subsidiaries:
FHLB advances	Floating, FHLBC overnight discount note index + 0.065%	0.10%	2017	350,000	—
FHLB advances (3)(4)	Fixed	3.58% - 4.68%	2019	50,000	50,000
Total long-term debt				$694,788	$344,788

(1)
Under the final regulatory capital rules issued in July 2013, these instruments are grandfathered for inclusion as a component of Tier 1 capital, although the Tier 1 capital treatment for these instruments could be subject to phase-out due to certain acquisitions.

(2)	Qualifies as Tier 2 capital for regulatory capital purposes.

(3)	Weighted average interest rate was 3.75% at September 30, 2015 and December 31, 2014.

(4)
Amounts reported at September 30, 2015 and December 31, 2014 include three long-term advances totaling $45.0 million with a weighted average interest rate of 3.66% due in 2019. The advances provide for a one-time option, two years from issuance date, to increase the amount outstanding up to $150.0 million each at the same fixed rate as the original advance. The advances include a prepayment feature and are subject to a prepayment fee.

The $169.8 million in junior subordinated debentures presented in the table above were issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable trust preferred securities. Refer to Note 9 for further information on the nature and terms of these and previously issued debentures.

At September 30, 2015, outstanding long-term FHLB advances were secured by qualifying residential, multi-family, commercial real estate, and home equity lines of credit. From time to time, we may pledge eligible real estate mortgage-backed securities to support additional borrowings.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year ending December 31,
2017	$350,000
2019	50,000
2020 and thereafter	294,788
Total	$694,788

9. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED GUARANTEED CAPITAL DEBT SECURITIES

As of September 30, 2015, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable trust preferred securities ("Trust Preferred Securities") to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company ("Debentures"). The Debentures held by the trusts, which in aggregate totaled $169.8 million at September 30, 2015, are the sole assets of each respective trust. Our obligations under the Debentures and related documents, including the indentures, the declarations of trust and related Company guarantees, taken together, constitute a full and unconditional guarantee by the Company on a subordinated basis of distributions and redemption payments and liquidation payments on the Trust Preferred Securities. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all or any series of the Debentures, in each case, at a redemption price of 100% of the principal amount of the Debentures being redeemed plus any accrued but unpaid interest to the redemption date. The repayment, redemption or repurchase of any of the Debentures would be subject to the terms of the applicable indenture and would result in a corresponding repayment, redemption or repurchase of an equivalent amount of the related series of Trust Preferred Securities. Any redemption of the 10% Debentures held by the PrivateBancorp Capital Trust IV ("Capital Trust IV") would be subject to the terms of the replacement capital covenant described below and any required regulatory approval.

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

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

		Common Securities Issued	Trust Preferred Securities Issued (1)			Principal Amount of Debentures (1)
	Issuance Date			Coupon Rate (2)	Maturity	September 30, 2015
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	2.98%	June 2034	$8,248
PrivateBancorp Statutory Trust II	June 2005	1,547	50,000	2.05%	Sept. 2035	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	1.84%	Dec. 2035	41,238
PrivateBancorp Capital Trust IV	May 2008	5	68,750	10.00%	June 2068	68,755
Total		$3,038	$166,750			$169,788

(1)
The Trust Preferred Securities accrue distributions at a rate equal to the interest rate on, and have a maturity identical to that of, the related Debentures. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or upon their earlier redemption in whole or in part. The Debentures are redeemable in whole or in part prior to maturity at any time and only after we have obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

(2)
Reflects the coupon rate in effect at September 30, 2015. The coupon rate for Bloomfield Hills Statutory Trust I is a variable rate based on three-month LIBOR plus 2.65%. The coupon rates for PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for PrivateBancorp Capital Trust IV is fixed. Distributions on all Trust Preferred Securities are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years, in the case of the Debentures held by Trust IV, and five years, in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

10. EQUITY

Preferred Stock

At September 30, 2015, and December 31, 2014, there were one million shares of preferred stock authorized and none issued or outstanding.

Nonvoting Common Stock

At September 30, 2015, and December 31, 2014, there were five million shares of nonvoting common stock authorized and none issued or outstanding.

Treasury Stock

The Company reissues treasury stock, when available, or new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. Treasury shares are reissued at average cost. The Company held 1,601 shares and 1,704 shares in treasury at September 30, 2015, and December 31, 2014, respectively.

Comprehensive Income

Change in Accumulated Other Comprehensive Income ("AOCI") by Component
(Amounts in thousands)

	Nine Months Ended September 30,
	2015			2014
	Unrealized Gain on Available-for-Sale Securities	Accumulated (Loss) Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumulated (Loss) Gain on Effective Cash Flow Hedges	Total
Balance at beginning of period	$19,448	$1,469	$20,917	$12,960	$(3,116)	$9,844
Increase in unrealized gains on securities	3,857	—	3,857	8,133	—	8,133
Increase in unrealized gains on cash flow hedges	—	18,387	18,387	—	9,710	9,710
Tax expense on increase in unrealized gains	(1,536)	(7,139)	(8,675)	(3,216)	(3,815)	(7,031)
Other comprehensive income before reclassifications	2,321	11,248	13,569	4,917	5,895	10,812
Reclassification adjustment of net gains included in net income (1)	(918)	(7,643)	(8,561)	(530)	(6,763)	(7,293)
Reclassification adjustment for tax expense on realized net gains (2)	356	2,968	3,324	209	2,664	2,873
Amounts reclassified from AOCI	(562)	(4,675)	(5,237)	(321)	(4,099)	(4,420)
Net current period other comprehensive income	1,759	6,573	8,332	4,596	1,796	6,392
Balance at end of period	$21,207	$8,042	$29,249	$17,556	$(1,320)	$16,236

(1)
The amounts reclassified from AOCI for the available-for-sale securities are reported in net securities gains on the Consolidated Statements of Income, while the amounts reclassified from AOCI for cash flow hedges are reported in interest income on loans on the Consolidated Statements of Income. For the nine months ended September 30, 2015, $125,000 was reclassified out of AOCI related to OTTI on available-for-sale securities and included in the Consolidated Statement of Income within net securities gains.

(2)
The tax expense amounts reclassified from AOCI in connection with the available-for-sale securities reclassification and cash flow hedges reclassification are reported in income tax provision on the Consolidated Statements of Income.

11. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic earnings per common share
Net income	$45,268	$40,527	$133,174	$115,856
Net income allocated to participating stockholders (1)	(354)	(515)	(1,195)	(1,666)
Net income allocated to common stockholders	$44,914	$40,012	$131,979	$114,190
Weighted-average common shares outstanding	78,144	77,110	77,834	76,951
Basic earnings per common share	$0.58	$0.52	$1.70	$1.48
Diluted earnings per common share
Diluted earnings applicable to common stockholders (2)	$44,922	$40,017	$131,997	$114,206
Weighted-average diluted common shares outstanding:
Weighted-average common shares outstanding	78,144	77,110	77,834	76,951
Dilutive effect of stock awards (3)	1,257	824	1,193	770
Weighted-average diluted common shares outstanding	79,401	77,934	79,027	77,721
Diluted earnings per common share	$0.57	$0.51	$1.67	$1.47

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

(3)
For the quarters ended September 30, 2015 and 2014, the weighted-average outstanding non-participating securities of 240,000 and 1.3 million shares, respectively, and for the nine months ended September 30, 2015 and 2014, the weighted-average outstanding non-participating securities of 401,000 and 1.3 million shares, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

12. INCOME TAXES

Income Tax Provision Analysis
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income before income taxes	$72,626	$65,701	$213,012	$188,050
Income tax provision:
Current income tax provision	$32,897	$31,406	$83,128	$77,359
Deferred income benefit	(5,539)	(6,232)	(3,290)	(5,165)
Total income tax provision	$27,358	$25,174	$79,838	$72,194
Effective tax rate	37.7%	38.3%	37.5%	38.4%

Deferred Tax Assets

Net deferred tax assets totaled $96.0 million at September 30, 2015, and $98.2 million at December 31, 2014. Net deferred tax assets are included in other assets in the accompanying Consolidated Statements of Financial Condition.

At September 30, 2015, we have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded. This conclusion was based in part on our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

At September 30, 2015, and December 31, 2014, we had $131,000 and $212,000, respectively, of unrecognized tax benefits relating to uncertain tax positions that, if recognized, would impact the effective tax rate.

13. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce both interest rate risk (relating to mortgage loan commitments and planned sales of loans) and foreign currency risk (relating to certain loans denominated in currencies other than the U.S. dollar). We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the client-related and other end-user derivatives, noted in the table below, were designated as hedging instruments for accounting purposes at September 30, 2015, and December 31, 2014.

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

Notional Amounts and Fair Value of Derivative Instruments
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value	Notional (1)	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	$800,000	$12,451	$550,000	$4,542	$—	$—	$250,000	$2,715
Derivatives not designated as hedging instruments:
Client-related derivatives:
Interest rate contracts	$3,900,911	$60,498	$3,881,202	$42,879	$3,820,911	$62,776	$3,743,827	$43,792
Foreign exchange contracts	176,060	4,741	98,285	5,183	162,394	3,958	86,582	4,659
Risk participation agreements (1)	86,318	15	98,478	19	121,377	52	100,941	24
Total client-related derivatives		$65,254		$48,081		$66,786		$48,475
Other end-user derivatives:
Foreign exchange contracts	$18,754	$142	$18,551	$241	$5,098	$14	$2,892	$45
Mortgage banking derivatives		268		786		405		801
Total other end-user derivatives		$410		$1,027		$419		$846
Total derivatives not designated as hedging instruments		$65,664		$49,108		$67,205		$49,321
Netting adjustments (2)		(18,137)		(10,588)		(45,238)		(25,269)
Total derivatives		$59,978		$43,062		$21,967		$26,767

(1)	The remaining average notional amounts are shown for risk participation agreements.

(2)
Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting agreements. Refer to Note 14 for additional information regarding master netting agreements.

Certain of our derivative contracts contain embedded credit risk contingent features, that if triggered, allow the derivative counterparty to either terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the Federal banking agencies’ guidelines. All such requirements were met at September 30, 2015 and December 31, 2014. Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features
(Amounts in thousands)

	September 30, 2015	December 31, 2014
Fair value of derivatives with credit contingency features in a net liability position	$11,151	$14,596
Collateral posted for those transactions in a net liability position	$12,922	$16,865
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$—	$—
Outstanding derivative instruments that would be immediately settled	$11,151	$14,596

Derivatives Designated in Hedge Relationships

The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash Flow Hedges – Under our cash flow hedging program, we enter into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loan cash flows to fixed-rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the Consolidated Statements of Income. During the nine months ended September 30, 2015, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of September 30, 2015, the maximum length of time over which forecasted interest cash flows are hedged is five years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income
Related to Interest Rate Swaps Designated as Cash Flow Hedge
(Amounts in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Pre-tax	After-tax	Pre-tax	After-tax	Pre-Tax	After-tax	Pre-Tax	After-tax
Accumulated unrealized gain (loss) at beginning of period	$5,459	$3,339	$2,461	$1,501	$2,405	$1,469	$(5,110)	$(3,116)
Amount of gain (loss) recognized in AOCI (effective portion)	10,261	6,276	(2,168)	(1,333)	18,387	11,248	9,710	5,895
Amount reclassified from AOCI to interest income on loans	(2,571)	(1,573)	(2,456)	(1,488)	(7,643)	(4,675)	(6,763)	(4,099)
Accumulated unrealized gain at end of period	$13,149	$8,042	$(2,163)	$(1,320)	$13,149	$8,042	$(2,163)	$(1,320)

As of September 30, 2015, $5.5 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2015. During the nine months ended

September 30, 2015, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur.

Derivatives Not Designated in Hedge Relationships

Other End-User Derivatives – We use forward commitments to sell to-be-announced securities and other commitments to sell residential mortgage loans at specified prices to economically hedge the change in fair value of customer interest rate lock commitments and residential mortgage loans held-for-sale. The forward commitments to sell and the interest rate lock commitments are considered derivatives. At September 30, 2015, the par value of our residential mortgage loans held-for-sale totaled $24.0 million, the notional value of our interest rate lock commitments totaled $61.0 million, and the notional value of our forward commitments to sell totaled $95.3 million.

We are also exposed at times to foreign exchange risk as a result of originating loans in which the principal and interest are settled in a currency other than U.S. dollars. As of September 30, 2015, our exposure was to the Euro, Canadian dollar, Danish kroner and British pound on $15.5 million of loans. We manage this risk using forward currency derivatives.

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

Risk Participation Agreements
(Dollars in thousands)

	September 30, 2015	December 31, 2014
Fair value of written RPAs	$52	$24
Range of remaining terms to maturity (in years)	Less than 1 to 5	Less than 1 to 4
Range of assigned internal risk ratings	2 to 7	2 to 7
Maximum potential amount of future undiscounted payments	$3,142	$3,927
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	43%	25%

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Location in Consolidated Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Gain (loss) on client-related derivatives:
Interest rate contracts	Capital markets income	$1,190	$1,626	$6,089	$6,644
Foreign exchange contracts	Capital markets income	1,920	1,577	6,023	5,376
Risk participation agreements	Capital markets income	(12)	50	77	322
Total client-related derivatives		3,098	3,253	12,189	12,342
Gain (loss) on end-user derivatives:
Foreign exchange derivatives	Other income, service and charges income	558	1,028	1,108	776
Mortgage banking derivatives	Mortgage banking income	(466)	127	(125)	(189)
Total end-user derivatives		92	1,155	983	587
Total derivatives not designated in hedging relationship		$3,190	$4,408	$13,172	$12,929

14. BALANCE SHEET OFFSETTING

Master Netting Agreements

Certain financial instruments, including repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to enforceable master netting agreements or similar agreements. Authoritative accounting guidance permits the netting of financial assets and liabilities when a legally enforceable master netting agreement exists between us and a counterparty. A master netting agreement is an agreement between two counterparties who have multiple financial contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. For those financial instruments subject to enforceable master netting agreements, assets and liabilities, and related cash collateral, with the same counterparty are reported on a net basis within the assets and liabilities on the Consolidated Statements of Financial Condition.

Derivative contracts may require us to provide or receive cash or financial instrument collateral. Collateral associated with derivative assets and liabilities subject to enforceable master netting agreements with the same counterparty is posted on a net basis. We have pledged cash or financial collateral in accordance with each counterparty's collateral posting requirements for all of the Company's derivative assets and liabilities in a net liability position as of September 30, 2015 and December 31, 2014. Certain collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that we are only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts.

As of September 30, 2015 and December 31, 2014, $27.1 million and $14.7 million of cash collateral pledged, respectively, was netted with the related financial liabilities on the Consolidated Statement of Financial Condition. To the extent not netted against fair values under a master netting agreement, the excess collateral received or pledged is included in other short-term borrowings or other investments, respectively. There was no excess cash collateral pledged at September 30, 2015 and December 31, 2014. Any securities pledged to counterparties as financial instrument collateral remain on the Consolidated Statements of Financial Condition as long as we do not default.

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

Offsetting of Financial Assets and Liabilities
(Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of September 30, 2015
Financial assets:
Derivatives (1):
Interest rate contracts	$72,949	$(15,228)	$57,721	$—	$—	$57,721
Foreign exchange contracts	3,337	(2,867)	470	—	—	470
Risk participation agreements	15	—	15	—	—	15
Mortgage banking derivatives	42	(42)	—	—	—	—
Total derivatives subject to a master netting agreement	76,343	(18,137)	58,206	—	—	58,206
Total derivatives not subject to a master netting agreement	1,772	—	1,772	—	—	1,772
Total derivatives	$78,115	$(18,137)	$59,978	$—	$—	$59,978
Financial liabilities:
Derivatives (1):
Interest rate contracts	$62,776	$(43,023)	$19,753	$(14,725)	$—	$5,028
Foreign exchange contracts	2,846	(2,173)	673	(502)	—	171
Risk participation agreements	52	—	52	(39)	—	13
Mortgage banking derivatives	170	(42)	128	—	—	128
Total derivatives subject to a master netting agreement	65,844	(45,238)	20,606	(15,266)	—	5,340
Total derivatives not subject to a master netting agreement	1,361	—	1,361	—	—	1,361
Total derivatives	67,205	(45,238)	21,967	(15,266)	—	6,701
Repurchase agreements	57,965	—	57,965	(57,965)	—	—
Total	$125,170	$(45,238)	$79,932	$(73,231)	$—	$6,701

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents financial instrument and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the financial instrument.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Financial Assets and Liabilities (Continued) (Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of December 31, 2014
Financial assets:
Derivatives (1):
Interest rate contracts	$47,421	$(7,433)	$39,988	$—	$—	$39,988
Foreign exchange contracts	3,664	(3,154)	510	—	—	510
Risk participation agreements	19	(1)	18	—	—	18
Total derivatives subject to a master netting agreement	51,104	(10,588)	40,516	—	—	40,516
Total derivatives not subject to a master netting agreement	2,546	—	2,546	—	—	2,546
Total derivatives	$53,650	$(10,588)	$43,062	$—	$—	$43,062
Financial liabilities:
Derivatives (1):
Interest rate contracts	$46,507	$(24,067)	$22,440	$(17,755)	$—	$4,685
Foreign exchange contracts	2,421	(1,202)	1,219	(965)	—	254
Risk participation agreements	24	—	24	(19)	—	5
Total derivatives subject to a master netting agreement	48,952	(25,269)	23,683	(18,739)	—	4,944
Total derivatives not subject to a master netting agreement	3,084	—	3,084	—	—	3,084
Total derivatives	$52,036	$(25,269)	$26,767	$(18,739)	$—	$8,028

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents financial instrument and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the financial instrument.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	September 30, 2015	December 31, 2014
Commitments to extend credit:
Home equity lines	$135,799	$129,943
Residential 1-4 family construction	38,412	53,847
Commercial real estate, other construction, and land development	1,275,564	1,123,123
Commercial and industrial	3,948,742	4,031,217
All other commitments	505,226	336,623
Total commitments to extend credit	$5,903,743	$5,674,753
Letters of credit:
Financial standby	$370,300	$334,175
Performance standby	40,067	38,167
Commercial letters of credit	6,160	5,224
Total letters of credit	$416,527	$377,566

(1)	Includes covered loan commitments of $9.6 million and $11.0 million as of September 30, 2015, and December 31, 2014, respectively.

Commitments to extend credit are agreements to lend funds to, or issue letters of credit for the account of, a client as long as there is no violation of any condition established in the credit agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of unfunded commitments require regulatory capital support, except for unfunded commitments of less than one year that are unconditionally cancellable. Since many of our commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of September 30, 2015, we had a reserve for unfunded commitments of $15.2 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors, including the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the Consolidated Statements of Financial Condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the Consolidated Statements of Financial Condition, totaled $2.2 million as of September 30, 2015. We amortize these amounts into income over the commitment period. As of September 30, 2015, standby letters of credit had a remaining weighted-average term of approximately 15 months, with remaining actual lives ranging from less than 1 year to 5 years.

Other Commitments

The Company has unfunded commitments to CRA investments and other investment partnerships totaling $37.8 million at September 30, 2015. Of these commitments, $17.2 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the Consolidated Statements of Financial Condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card provider issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party provider. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party provider to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $17.0 million at September 30, 2015.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of September 30, 2015, we had no recorded contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold in the secondary market have limited recourse provisions. The losses for the nine months ended September 30, 2015 and 2014, arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

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

As of September 30, 2015, there were various other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Securities Available-for-Sale – Securities available-for-sale include U.S. Treasury, U.S. Agency, collateralized mortgage obligations, residential mortgage-backed securities, state and municipal securities, and foreign sovereign debt. Substantially all available-for-sale securities are fixed-income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. U.S. Treasury securities have been classified in level 1 of the valuation hierarchy. All other remaining securities are generally classified in level 2 of the valuation hierarchy. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as level 3. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from external pricing services, including evaluating pricing service inputs and methodologies, using exception reports based on analytical criteria, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company’s knowledge of market liquidity and other market-related conditions.

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

Derivative Assets and Derivative Liabilities – Derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. For derivative counterparties with which we have a master netting agreement, we measure nonperformance risk on the basis of our net exposure to the counterparty. The fair value of derivative assets and liabilities is determined based on prices obtained from third-party advisors using standardized industry models, or based on quoted market prices obtained from external pricing services. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of derivative assets and liabilities are primarily based on observable inputs and are classified in level 2 of the valuation hierarchy, with the exception of certain client-related derivatives, risk participation agreements, and interest rate lock commitments, as discussed below. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third-party advisors, including evaluating inputs and methodologies used by the third-party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company's knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from third parties based on our validation procedures, during the quarters ended September 30, 2015 and 2014, we did not alter the fair values ultimately provided by the third-party advisors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at September 30, 2015, and December 31, 2014 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	September 30, 2015				December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for sale:
U.S. Treasury	$269,734	$—	$—	$269,734	$268,265	$—	$—	$268,265
U.S. Agency	—	46,735	—	46,735	—	46,258	—	46,258
Collateralized mortgage obligations	—	108,385	—	108,385	—	136,933	—	136,933
Residential mortgage-backed securities	—	825,595	—	825,595	—	846,078	—	846,078
State and municipal securities	—	452,506	971	453,477	—	347,310	—	347,310
Foreign sovereign debt	—	—	—	—	—	500	—	500
Total securities available-for-sale	269,734	1,433,221	971	1,703,926	268,265	1,377,079	—	1,645,344
Mortgage loans held-for-sale	—	24,065	—	24,065	—	42,215	—	42,215
Derivative assets:
Interest rate contract derivatives designated as hedging instruments	—	12,451	—	12,451	—	4,542	—	4,542
Client-related derivatives	—	64,335	919	65,254	—	46,669	1,412	48,081
Other end-user derivatives	—	184	226	410	—	241	786	1,027
Netting adjustments	—	(18,007)	(130)	(18,137)	—	(9,952)	(636)	(10,588)
Total derivative assets	—	58,963	1,015	59,978	—	41,500	1,562	43,062
Total assets	$269,734	$1,516,249	$1,986	$1,787,969	$268,265	$1,460,794	$1,562	$1,730,621
Liabilities:
Derivative liabilities:
Interest rate contract derivatives designated as hedging instruments	$—	$—	$—	$—	$—	$2,715	$—	$2,715
Client-related derivatives	—	66,609	177	66,786	—	47,799	676	48,475
Other end-user derivatives	—	184	235	419	—	45	801	846
Netting adjustments	—	(45,113)	(125)	(45,238)	—	(24,633)	(636)	(25,269)
Total derivative liabilities	$—	$21,680	$287	$21,967	$—	$25,926	$841	$26,767
If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2014, and September 30, 2015.

There have been no other changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2014, to September 30, 2015.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
(Amounts in thousands)

	Three Months Ended September 30,
	2015			2014
	Available- for-Sale Securities	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$—	$1,081	$(295)	$2,712	$(1,474)
Total gains:
Included in earnings (2)	—	479	(406)	(71)	216
Purchases, issuances, sales and settlements:
Issuances	—	297	—	84	—
Settlements	—	(976)	289	(492)	387
Transfers into Level 3 (out of Level 2) (3)	971	265	—	56	—
Transfers out of Level 3 (into Level 2) (3)	—	(1)	—	(335)	197
Balance at end of period	$971	$1,145	$(412)	$1,954	$(674)
Change in unrealized gains in earnings relating to assets and liabilities still held at end of period	$—	$176	$109	$30	$131

	Nine Months Ended September 30
	2015			2014
	Available- for-Sale Securities	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$—	$2,198	$(1,477)	$789	$(201)
Total gains:
Included in earnings (2)	—	237	(107)	155	759
Purchases, issuances, sales and settlements:
Issuances	—	802	—	496	—
Settlements	—	(2,339)	873	(1,672)	(35)
Transfers into Level 3 (out of Level 2) (3)	971	1,433	(160)	2,635	(1,394)
Transfers out of Level 3 (into Level 2) (3)	—	(1,186)	459	(449)	197
Balance at end of period	$971	$1,145	$(412)	$1,954	$(674)
Change in unrealized gains in earnings relating to assets and liabilities still held at end of period	$—	$429	$147	$127	$959

(1)	Fair value is presented prior to giving effect to netting adjustments.

(2)	Amounts disclosed in this line are included in the Consolidated Statements of Income as capital markets products income for derivatives and mortgage banking income for interest rate lock commitments.

(3)
Transfers in and transfers out are recognized at the end of each quarterly reporting period. Investment securities transferred into Level 3 from Level 2 relate to a reclassification of certain municipal bonds. In general, derivative assets and liabilities are transferred into Level 3 from Level 2 due to a lack of observable market data, as there was deterioration in the credit risk of the derivative counterparty. Conversely, derivative assets and liabilities are transferred out of Level 3 into Level 2 due to an improvement in the credit risk of the derivative counterparty.

Financial Instruments Recorded Using the Fair Value Option

Difference Between Aggregate Fair Value and Aggregate Remaining Principal Balance
for Mortgage Loans Held-For-Sale Elected to be Carried at Fair Value
(Amounts in thousands)

	September 30, 2015	December 31, 2014
Aggregate fair value	$24,065	$42,215
Difference (1)	(108)	(16)
Aggregate unpaid principal balance	$23,957	$42,199

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of September 30, 2015 and December 31, 2014, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the nine months ended September 30, 2015, were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the nine months ended September 30, 2015 and 2014, and still held at September 30, 2015 and 2014, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Net Losses
	September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Collateral-dependent impaired loans (1)	$20,317	$36,048	$1,398	$12,708
OREO (2)	8,423	11,704	1,666	4,750
Total	$28,740	$47,752	$3,064	$17,458

(1)
Represents the fair value of loans adjusted to the appraised value of the collateral with a write-down in fair value or change in specific reserves during the respective period. These fair value adjustments are recorded against the allowance for loan losses.

(2)
Represents the fair value of foreclosed properties that were adjusted subsequent to their initial classification as foreclosed assets. Write-downs are recognized as a component of net foreclosed property expenses in the Consolidated Statements of Income.

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2014, to September 30, 2015.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at September 30, 2015		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Investment securities	$971		Bond pricing	Equivalent rating	Ba1-Aa3	N/A
Watch list derivatives	$780		Discounted cash flow	Loss factors	7.5% to 17.3%	11.6%
Risk participation agreements	$(38)	(1)	Discounted cash flow	Loss factors	1.0% to 17.3%	8.6%
Interest rate lock commitments	$313		Discounted cash flow	Pull-through rate	64.8% to 100.0%	81.2%
Collateral-dependent impaired loans	$20,317		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-0.2% to -27.8%	-8.4%	(2)
OREO	$8,423		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-1.0% to -18.8%	-6.8%	(2)

(1)	Represents fair value of underlying swap.

(2)	Weighted average is calculated based on assets with a property specific adjustment.

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

Other loans held-for-sale - Included in loans held-for sale at September 30, 2015, and December 31, 2014 are $52.2 million and $36.6 million, respectively, of loans carried at the lower of aggregate cost or fair value. Also included in loans held-for-sale at December 31, 2014, are $36.3 million of loans held-for-sale in connection with the sale of the Company's banking office located in Norcross, Georgia, which closed in January 2015. Fair value estimates are based on the actual agreed upon price in the agreement.

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

FHLB stock – The carrying value of FHLB stock approximates fair value as the stock is non-marketable, and can only be sold to the FHLB or another member institution at par.

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

Community reinvestment investments - The fair values of these instruments were estimated using an income approach (discounted cash flow) that incorporates current market rates.

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

Financial Instruments
(Amounts in thousands)

	As of September 30, 2015
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$145,477	$145,477	$145,477	$—	$—
Federal funds sold and interest-bearing deposits in banks	231,600	231,600	—	231,600	—
Loans held-for-sale	76,225	76,225	—	76,225	—
Securities available-for-sale	1,703,926	1,703,926	269,734	1,433,221	971
Securities held-to-maturity	1,293,433	1,304,477	—	1,304,477	—
FHLB stock	30,740	30,740	—	30,740	—
Loans, net of allowance for loan losses and unearned fees	12,916,446	12,837,378	—	—	12,837,378
Covered assets, net of allowance for covered loan losses	22,222	28,386	—	—	28,386
Accrued interest receivable	43,064	43,064	—	—	43,064
Investment in BOLI	56,292	56,292	—	—	56,292
Derivative assets	59,978	59,978	—	58,963	1,015
Community reinvestment investments	3,967	6,322	—	6,322	—
Financial Liabilities:
Deposits	$13,897,739	$13,910,827	$—	$11,582,503	$2,328,324
Short-term borrowings	514,121	514,141	—	509,985	4,156
Long-term debt	694,788	665,771	207,293	400,132	58,346
Accrued interest payable	6,509	6,509	—	—	6,509
Derivative liabilities	21,967	21,967	—	21,680	287

Financial Instruments (Continued)
(Amounts in thousands)

	As of December 31, 2014
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$132,211	$132,211	$132,211	$—	$—
Federal funds sold and interest-bearing deposits in banks	292,341	292,341	—	292,341	—
Loans held-for-sale	115,161	115,161	—	115,161	—
Securities available-for-sale	1,645,344	1,645,344	268,265	1,377,079	—
Securities held-to-maturity	1,129,285	1,132,615	—	1,132,615	—
FHLB stock	28,666	28,666	—	28,666	—
Loans, net of allowance for loan losses and unearned fees	11,739,721	11,736,461	—	—	11,736,461
Covered assets, net of allowance for covered loan losses	28,941	33,988	—	—	33,988
Accrued interest receivable	40,531	40,531	—	—	40,531
Investment in BOLI	55,207	55,207	—	—	55,207
Derivative assets	43,062	43,062	—	41,500	1,562
Community reinvestment investments	4,854	6,060	—	6,060	—
Financial Liabilities:
Deposits	$13,089,968	$13,095,657	$—	$10,595,040	$2,500,617
Deposits held-for-sale	122,216	117,572	—	117,572	—
Short-term borrowings	432,385	430,944	—	427,150	3,794
Long-term debt	344,788	332,374	204,320	54,092	73,962
Accrued interest payable	6,948	6,948	—	—	6,948
Derivative liabilities	26,767	26,767	—	25,926	841

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

The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1, "Summary of Significant Accounting Policies," to the "Notes to Consolidated Financial Statements" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated from consolidated results of operations.

Financial results for each segment are presented below. For segment reporting purposes, the statement of financial condition of Asset Management is included with the Banking segment.

Operating Segments Performance
(Amounts in thousands)

	Three Months Ended September 30,
	Banking		Asset Management		Holding Company and Other Adjustments		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014
Net interest income (loss)	$135,733	$123,208	$1,142	$781	$(5,666)	$(7,231)	$131,209	$116,758
Provision for loan and covered loan losses	4,197	3,890	—	—	—	—	4,197	3,890
Non-interest income	26,311	26,414	4,462	4,240	16	15	30,789	30,669
Non-interest expense	78,274	71,194	4,063	4,108	2,838	2,534	85,175	77,836
Income (loss) before taxes	79,573	74,538	1,541	913	(8,488)	(9,750)	72,626	65,701
Income tax provision (benefit)	29,806	28,432	599	359	(3,047)	(3,617)	27,358	25,174
Net income (loss)	$49,767	$46,106	$942	$554	$(5,441)	$(6,133)	$45,268	$40,527

	Nine Months Ended September 30,
	Banking		Asset Management		Holding Company and Other Adjustments		Consolidated
	2015	2014	2015	2014	2015	2014	2015	2014
Net interest income (loss)	$391,352	$357,115	$3,145	$2,555	$(16,673)	$(21,809)	$377,824	$337,861
Provision for loan and covered loan losses	11,959	7,924	—	—	—	—	11,959	7,924
Non-interest income	83,722	74,090	13,596	13,029	46	45	97,364	87,164
Non-interest expense	228,965	208,374	12,888	12,516	8,364	8,161	250,217	229,051
Income (loss) before taxes	234,150	214,907	3,853	3,068	(24,991)	(29,925)	213,012	188,050
Income tax provision (benefit)	87,694	82,415	1,497	1,208	(9,353)	(11,429)	79,838	72,194
Net income (loss)	$146,456	$132,492	$2,356	$1,860	$(15,638)	$(18,496)	$133,174	$115,856

	Banking		Holding Company and Other Adjustments(1)		Consolidated
	9/30/2015	12/31/2014	9/30/2015	12/31/2014	9/30/2015	12/31/2014
Selected Balances
Assets	$15,003,875	$13,882,805	$1,890,730	$1,720,577	$16,894,605	$15,603,382
Total loans	13,079,314	11,892,219	—	—	13,079,314	11,892,219
Deposits, excluding deposits held-for-sale	13,955,153	13,150,600	(57,414)	(60,632)	13,897,739	13,089,968

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

18. VARIABLE INTEREST ENTITIES

At September 30, 2015, and December 31, 2014, the Company did not have any variable interest entities ("VIEs") consolidated in its financial statements. The table below presents our interests in VIEs that are not consolidated in our financial statements.

Nonconsolidated VIEs
(Amounts in thousands)

	September 30, 2015		December 31, 2014
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances	$169,788	$—	$169,788	$—
Community reinvestment investments	21,809	35,682	14,360	16,054
Restructured loans to commercial clients (1):
Outstanding loan balance	43,139	52,017	49,376	57,782
Related derivative asset	13	13	6,533	6,533
Total	$234,749	$87,712	$240,057	$80,369

(1)	Excludes personal loans and loans to non-for-profit entities.

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

A portion of our community reinvestment investments are investments in limited liability entities that invest in affordable housing projects that qualify for low-income housing tax credits. These investments entitle the Company to tax credits through 2028. Any new investments in qualified affordable housing projects entered into on or after January 1, 2014, that meet certain conditions are accounted for using the proportional amortization method. Prior to January 1, 2014, the Company accounted for all of its investments in qualified affordable housing projects using the effective yield method and has elected to continue accounting for preexisting tax credit investments using the effective yield method as permitted under the accounting standards.

The carrying value of the Company’s tax credit investments in affordable housing projects totaled $19.2 million and $10.0 million as of September 30, 2015, and December 31, 2014, respectively. The Company recognizes tax credits related to these investments, which totaled $470,000 and $328,000 for the nine months ended September 30, 2015 and 2014, respectively. The Company also recognizes tax benefits from the operating losses generated by these investments, which totaled $175,000 and $138,000 for the nine months ended September 30, 2015 and 2014, respectively. The amortization of the principal investment balances for the nine months ended September 30, 2015 and 2014 totaled $481,000 and $354,000, respectively. Commitments to provide future capital contributions totaling $17.2 million as of September 30, 2015, are expected to be paid through 2030. These investments are reviewed periodically for impairment. No impairment losses were recorded for the nine months ended September 30, 2015 and 2014.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. ("PrivateBancorp," the "Company," we, our or us), is a Delaware corporation and bank holding company headquartered in Chicago, Illinois. The PrivateBank and Trust Company (the "Bank" or "PrivateBank"), our bank subsidiary, provides customized financial services to middle-market companies, as well as business owners, executives, entrepreneurs and families in all the markets and communities we serve. As of September 30, 2015, we had 35 offices located in 12 states, primarily in the Midwest, with a majority of our business conducted in the greater Chicago market area.

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

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Results of operations for the nine months ended September 30, 2015, are not necessarily indicative of results to be expected for the year ending December 31, 2015. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a fully diluted basis.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements represent management's current beliefs and expectations regarding future events, such as our anticipated future financial results, credit quality, liquidity, revenues, expenses, or other financial items, and the impact of business plans and strategies or legislative or regulatory actions. Forward-looking statements are typically identified by words such as "may," "might," "will," "should," "could," "would," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "project," "potential," or "continue" or other comparable terminology.

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results or conditions to differ from those reflected in forward-looking statements include:

•	continued uncertainty regarding the U.S. and global economic outlook that may impact market conditions or affect demand for certain banking products and services;

•	unanticipated developments in pending or prospective loan transactions or greater-than-expected paydowns or payoffs of existing loans;

•
competitive pressures in the financial services industry relating to both pricing and loan structures, which may impact our growth rate due to increasing availability in the market of financing alternatives offering terms outside our risk tolerances;

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

These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Readers should also consider the risks, assumptions and uncertainties set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-Q, as well as those set forth in our subsequent periodic and current reports filed with the SEC. Forward-looking statements speak only as of the date they are made and we assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), and our accounting policies are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that require management to make the most significant estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements. Management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, income taxes and fair value measurements are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations and, as such, are considered to be critical accounting policies. For additional information regarding critical accounting policies, refer to "Summary of Significant Accounting Policies" presented in Note 1 of "Notes to Consolidated Financial Statements" and the section titled "Critical Accounting Policies" in Management’s Discussion and Analysis of Financial Condition and Results of Operations both included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as the section titled "Credit Quality Management and Allowance for Loan Losses" in Management’s Discussion and Analysis of Financial Condition and Results of Operations included later in this Form 10-Q. There have been no significant changes in our application of critical accounting policies since December 31, 2014.

USE OF NON-U.S. GAAP FINANCIAL MEASURES

This report contains both U.S. GAAP and non-U.S. GAAP financial measures. These non-U.S. GAAP financial measures include (i) net interest income, net interest margin, net revenue, operating profit, and efficiency ratio, which are all presented on a fully taxable-equivalent basis, and (ii) return on average tangible common equity, common equity Tier 1 ratio (prior to 2015), tangible common equity to tangible assets, and tangible book value. We believe that presenting these non-U.S. GAAP financial measures provides information useful to investors in understanding our underlying operational performance, business and performance trends, and facilitates comparisons with the performance of other similar companies in the banking industry. Where non-U.S. GAAP financial measures are used, the comparable U.S. GAAP financial measure and a reconciliation to such U.S. GAAP financial measure can be found in Table 26. These disclosures should not be viewed as a substitute for operating results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-U.S. GAAP performance measures that may be presented by other companies.

OVERVIEW OF RECENT FINANCIAL RESULTS

For the three months ended September 30, 2015, we reported net income available to common stockholders of $45.3 million, an increase of $4.7 million, or 12%, compared to $40.5 million for third quarter 2014, and a decrease of $1.2 million, or 2%, compared to $46.4 million for second quarter 2015. Diluted earnings per share were $0.57, an increase of 12% compared to $0.51 per diluted share in third quarter 2014 and a slight decrease from $0.58 in the previous quarter. For the three months ended September 30, 2015, our annualized return on average assets was 1.09% and our annualized return on average common equity was 11.05%, compared with a year ago quarter when such ratios were 1.09% and 11.27%, respectively. Our efficiency ratio was 52.2% for the three months ended September 30, 2015, comparable to 52.5% in third quarter 2014.

For the nine months ended September 30, 2015, we reported net income available to common stockholders of $133.2 million, an increase of $17.3 million, or 15%, compared to $115.9 million for the nine months ended September 30, 2014. Diluted earnings per share were $1.67, an increase of 14% for the nine months ended September 30, 2015 compared to $1.47 per diluted share for the nine months ended September 30, 2014. Annualized return on average assets was 1.10% and our annualized return on average common equity was 11.31%, compared with prior year ratios of 1.08% and 11.22%, respectively. Our efficiency ratio was 52.3% for the nine months ended September 30, 2015, a slight improvement from the 53.6% for the nine months ended September 30, 2014.

Compared to third quarter 2014, the increase in earnings for the current quarter was mainly attributable to an increase in net interest income as a result of $1.5 billion in loan growth over the past year and lower interest expense on our long-term debt due to the

$75 million partial redemption in October 2014 of our 10% junior subordinated debentures (the "10% Debentures"). These same factors contributed to an increase in operating profit of $7.6 million to $78.0 million for third quarter 2015 compared to $70.4 million for third quarter 2014. Net revenue was $163.1 million, up $14.9 million from third quarter 2014, primarily due to the loan growth since September 30, 2014 mentioned above. Net interest income for third quarter 2015 increased $14.5 million compared to third quarter 2014, driven by higher interest income on $1.8 billion growth in average interest-earning assets compared to the prior year quarter and reduced cost of funds. Net interest margin was 3.23% for third quarter 2015, comparable to 3.23% for third quarter 2014. Non-interest income for the current quarter, which was largely unchanged from the prior year quarter, was impacted by a decline in syndication revenue and a $1.7 million negative change in the credit valuation adjustment on capital markets product income compared to third quarter 2014. Non-interest expenses increased 9% from the prior year quarter, primarily due to higher salary and employee benefit costs and an increase in the provision for unfunded commitments in connection with an individual credit reserved for in third quarter 2015.

Credit quality metrics as of September 30, 2015, largely improved from year end 2014, with a 33% decline in nonperforming assets. At September 30, 2015, other real estate owned was $12.8 million, a reduction of $4.7 million from December 31, 2014. Nonperforming assets to total assets were 0.34% at September 30, 2015, compared to 0.54% at December 31, 2014. Nonperforming loans to total loans were 0.34% at September 30, 2015, compared to 0.57% at December 31, 2014. At September 30, 2015, our allowance for loan losses as a percentage of total loans was 1.25%, compared to 1.28% at December 31, 2014. Net recoveries totaled $1.6 million in third quarter 2015 as compared to net charge-offs of $88,000 in third quarter 2014, while the provision for loan losses, excluding covered assets, increased to $4.2 million in third quarter 2015 compared to $3.7 million for third quarter 2014. The current quarter provision was impacted by loan growth, credit rating changes within our performing loan portfolio and an increase in our specific reserve requirements mainly attributable to an individual credit (the same credit that also gave rise to the additional provision for unfunded commitments discussed above). Specific reserves at September 30, 2015 totaled $9.1 million, or 5.6% of the total allowance for loan losses, compared to $19.0 million at September 30, 2014, and $16.6 million at December 31, 2014. Given the relatively low level of specific reserves, we expect any further benefit to provision expense resulting from the release of existing specific reserves to be minimal. Accordingly, we expect our provision expense going forward to be driven by changes to the general allocated reserve component due to overall loan growth and performance and, if necessary, any new specific reserves that may be required.

Total loans grew $1.2 billion, or 10%, to $13.1 billion at September 30, 2015, from $11.9 billion at year end 2014, and increased $1.5 billion, or 13%, from September 30, 2014, primarily driven by commercial loans and commercial real estate loans to new clients. Total commercial loans and commercial real estate loans comprised 67% and 24% of total loans, respectively, at September 30, 2015, consistent with year end 2014 and September 30, 2014.

Total deposits at September 30, 2015, increased $807.8 million to $13.9 billion from year end 2014, while average deposits increased $1.2 billion from year end 2014, primarily due to an increase in money market deposits and noninterest-bearing demand deposits. Our deposit base is predominately comprised of commercial client balances, which will fluctuate from time to time based on our clients' business and liquidity needs.

Please refer to the remaining sections of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for greater discussion of the various components of our third quarter 2015 performance, statement of financial condition and liquidity.

RESULTS OF OPERATIONS

The following table presents selected quarterly financial data highlighting our operating performance trends over the past five quarters.

Table 1
Consolidated Financial Highlights
(Dollars in thousands, except per share data)

	As of and for the Three Months Ended
	2015			2014
	September 30	June 30	March 31	December 31	September 30
Selected Operating Statistics
Net income	$45,268	$46,422	$41,484	$37,223	$40,527
Effective tax rate	37.7%	37.0%	37.8%	38.1%	38.3%
Net interest income	$131,209	$124,622	$121,993	$116,876	$116,758
Fee revenue (1)	30,529	33,060	32,982	30,426	30,666
Net revenue (2)	163,134	158,717	156,453	148,180	148,238
Operating profit (2)	77,959	76,820	73,308	65,155	70,402
Provision for loan losses (3)	4,203	2,056	5,491	3,977	3,732
Per Share Data
Basic earnings per share	$0.58	$0.59	$0.53	$0.48	$0.52
Diluted earnings per share	0.57	0.58	0.52	0.47	0.51
Tangible book value at period end (2)(4)	$19.65	$18.88	$18.35	$17.67	$17.08
Dividend payout ratio	1.72%	1.69%	1.89%	2.08%	1.92%
Performance Ratios
Return on average common equity	11.05%	11.85%	11.05%	10.03%	11.27%
Return on average assets	1.09%	1.15%	1.07%	0.95%	1.09%
Return on average tangible common equity (2)	11.85%	12.75%	11.94%	10.89%	12.27%
Net interest margin (2)	3.23%	3.17%	3.21%	3.07%	3.23%
Efficiency ratio (2)(5)	52.21%	51.60%	53.14%	56.03%	52.51%
Credit Quality (3)
Total nonperforming loans to total loans	0.34%	0.45%	0.58%	0.57%	0.64%
Total nonperforming assets to total assets	0.34%	0.44%	0.53%	0.54%	0.60%
Allowance for loan losses to total loans	1.25%	1.25%	1.29%	1.28%	1.30%
Balance Sheet Highlights
Total assets	$16,894,605	$16,225,895	$16,361,348	$15,603,382	$15,190,468
Average interest-earning assets	16,050,598	15,703,136	15,293,533	15,022,425	14,283,920
Loans (3)	13,079,314	12,543,281	12,170,484	11,892,219	11,547,587
Allowance for loan losses (3)	(162,868)	(157,051)	(156,610)	(152,498)	(150,135)
Deposits, excluding deposits held-for-sale	13,897,739	13,388,936	14,101,728	13,089,968	12,849,204
Noninterest-bearing demand deposits	4,068,816	3,702,377	3,936,181	3,516,695	3,342,862
Loans to deposits (3)	94.11%	93.68%	86.30%	90.85%	89.87%

	As of
	2015			2014
	September 30	June 30	March 31	December 31	September 30
Capital Ratios
Total risk-based capital	12.28%	12.41%	12.29%	12.51%	13.18%
Tier 1 risk-based capital	10.39%	10.49%	10.34%	10.49%	11.12%
Tier 1 leverage ratio	10.35%	10.24%	10.16%	9.96%	10.70%
Common equity Tier 1 ratio (6)	9.35%	9.41%	9.23%	9.33%	9.38%
Tangible common equity to tangible assets (2)(7)	9.23%	9.22%	8.86%	8.91%	8.84%

(1)	Computed as total non-interest income less net securities gains (losses).

(2)	This is a non-U.S. GAAP financial measure. Refer to Table 26 for a reconciliation of non-U.S. GAAP measures to comparable U.S. GAAP measures.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

(6)
Effective January 1, 2015, the common equity Tier 1 ratio is a required regulatory capital measure and as presented for the 2015 periods is calculated in accordance with the new Basel III capital rules. For periods prior to January 1, 2015, this ratio was considered a non-U.S. GAAP financial measure and was calculated without giving effect to the final Basel III capital rules. Refer to Table 26, "Non-U.S. GAAP Financial Measures" for a reconciliation from non-U.S. GAAP to U.S. GAAP for periods prior to 2015.

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

Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the average yield on interest-earning assets and the average rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest-earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds, principally noninterest-bearing demand deposits and equity, also support interest-earning assets.

The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in Note 1 of "Notes to Consolidated Financial Statements" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Quarter ended September 30, 2015 compared to quarter ended September 30, 2014

Table 2 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters ended September 30, 2015 and 2014. The table also presents the trend in net interest margin on a quarterly basis for 2015 and 2014, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, Table 2 details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume versus yield/rate changes.

Table 2
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Three Months Ended September 30,						Attribution of Change in Net Interest Income (1)
	2015			2014
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$270,278	$168	0.24%	$230,829	$142	0.24%	$25	$1	$26
Securities:
Taxable	2,440,779	13,599	2.23%	2,272,066	13,370	2.35%	962	(733)	229
Tax-exempt (3)	424,003	3,313	3.13%	291,172	2,340	3.22%	1,040	(67)	973
Total securities	2,864,782	16,912	2.36%	2,563,238	15,710	2.45%	2,002	(800)	1,202
FHLB stock	25,907	69	1.04%	28,666	48	0.65%	(5)	26	21
Loans, excluding covered assets:
Commercial	8,561,067	92,139	4.21%	7,751,264	85,516	4.32%	8,757	(2,134)	6,623
Commercial real estate	3,108,679	29,039	3.66%	2,556,825	23,447	3.59%	5,148	444	5,592
Construction	442,331	4,493	3.97%	380,876	3,856	3.96%	624	13	637
Residential	446,783	3,959	3.54%	362,297	3,240	3.58%	749	(30)	719
Personal and home equity	301,449	2,237	2.94%	340,163	2,520	2.94%	(287)	4	(283)
Total loans, excluding covered assets(4)	12,860,309	131,867	4.02%	11,391,425	118,579	4.08%	14,991	(1,703)	13,288
Covered assets (5)	29,322	239	3.23%	69,762	632	3.56%	(335)	(58)	(393)
Total interest-earning assets (3)	16,050,598	$149,255	3.65%	14,283,920	$135,111	3.72%	$16,678	$(2,534)	$14,144
Cash and due from banks	172,742			153,849
Allowance for loan and covered loan losses	(167,173)			(156,632)
Other assets	486,158			465,897
Total assets	$16,542,325			$14,747,034
Liabilities and Equity (6):
Interest-bearing demand deposits	$1,411,434	$937	0.26%	$1,191,688	$918	0.31%	$156	$(137)	$19
Savings deposits	342,568	370	0.43%	286,807	215	0.30%	48	107	155
Money market accounts	5,829,378	4,749	0.32%	4,934,436	3,958	0.32%	728	63	791
Time deposits	2,302,743	5,782	1.00%	2,706,474	5,723	0.84%	(746)	805	59
Total interest-bearing deposits	9,886,123	11,838	0.48%	9,119,405	10,814	0.47%	186	838	1,024
Short-term borrowings	143,436	24	0.07%	66,439	158	0.93%	89	(223)	(134)
Long-term debt	694,788	5,048	2.89%	630,706	6,570	4.16%	617	(2,139)	(1,522)
Total interest-bearing liabilities	10,724,347	16,910	0.63%	9,816,550	17,542	0.71%	892	(1,524)	(632)
Noninterest-bearing demand deposits	4,039,259			3,381,787
Other liabilities	152,737			122,424
Equity	1,625,982			1,426,273
Total liabilities and equity	$16,542,325			$14,747,034
Net interest spread (3)(6)			3.02%			3.01%
Contribution of noninterest-bearing sources of funds			0.21%			0.22%
Net interest income/margin (3)(6)		132,345	3.23%		117,569	3.23%	$15,786	$(1,010)	$14,776
Less: tax equivalent adjustment		1,136			811
Net interest income, as reported		$131,209			$116,758
(footnotes on following page)

Table 2
Net Interest Income and Margin Analysis (Continued)
(Dollars in thousands)

	Quarterly Net Interest Margin Trend
	2015			2014
	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	3.65%	3.60%	3.65%	3.57%	3.72%	3.69%	3.72%
Cost of interest-bearing liabilities (6)	0.63%	0.62%	0.63%	0.73%	0.71%	0.69%	0.70%
Net interest spread (3)(6)	3.02%	2.98%	3.02%	2.84%	3.01%	3.00%	3.02%
Contribution of noninterest-bearing sources of funds	0.21%	0.19%	0.19%	0.23%	0.22%	0.21%	0.21%
Net interest margin (3)(6)	3.23%	3.17%	3.21%	3.07%	3.23%	3.21%	3.23%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $8.0 million and $7.7 million in net loan fees for the quarters ended September 30, 2015 and 2014, respectively.

(3)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. This is a non-U.S. GAAP measure. Refer to Table 26, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

(4)
Includes loans held-for-sale and nonaccrual loans. Average loans on a nonaccrual basis for the recognition of interest income totaled $49.3 million and $76.9 million for the quarters ended September 30, 2015 and 2014, respectively. Interest foregone on impaired loans was estimated to be approximately $481,000 and $763,000 for the quarters ended September 30, 2015 and 2014, respectively, calculated based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation ("FDIC") assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section below entitled "Covered Assets" for a detailed discussion.

(6)	Includes deposits held-for-sale.

Net interest income on a tax-equivalent basis increased $14.8 million, or 13%, to $132.3 million for third quarter 2015, compared to $117.6 million for third quarter 2014. The growth in interest income for third quarter 2015 was largely due to a $13.3 million increase in interest income on loans driven by a $1.5 billion higher average loan balances for the period compared to the year ago period. Interest expense decreased $632,000, primarily related to interest savings on the $75.0 million partial redemption of our 10% Debentures in fourth quarter 2014. Deposit costs increased $1.0 million, primarily reflecting higher average money market and interest-bearing demand deposit balances. While rates on time deposits increased, average balances declined, offsetting the impact during the quarter.

Average interest-earning assets grew $1.8 billion from the prior year period primarily driven by $1.5 billion of growth in average loan balances, with $809.8 million of the growth in the commercial loan portfolio and $551.9 million in the commercial real estate portfolio, along with a $301.5 million increase in average securities balances. Average interest-bearing liabilities grew $907.8 million from the prior year period primarily driven by $766.7 million of growth in average interest-bearing deposits, with growth in all categories of deposits except for time deposits. Also during third quarter 2015, average short-term borrowings increased $77.0 million, due in part to securities sold under an agreement to repurchase ("repurchase agreement") entered into during the current quarter, while average long-term debt increased $64.1 million as a result of increased average long-term FHLB advances added during 2015, net of a lower outstanding amount of our 10% Debentures in the current quarter as a result of the partial redemption in fourth quarter 2014.

Net interest margin was 3.23% for third quarter 2015 and 2014. Interest-earning asset yields declined 7 basis points in the current quarter compared to the year ago quarter, with the decline primarily due to lower loan yields. Although loan yields declined by 6 basis points from third quarter 2014, they continue to benefit from our hedging program, increases in our specialty lending activity (which generally commands higher loan rates), and higher loan fees. Our commercial loan hedging program contributed 8 basis points to our loan yields for both third quarter 2015 and 2014. A $1.2 million prepayment loan fee contributed 4 basis points to our loan yields in third quarter 2015, compared to $900,000 in third quarter 2014, which contributed 3 basis points to our loan yields. The 8 basis points decrease in cost of funds for the quarter was driven primarily by interest savings on the $75.0 million partial redemption of our 10% Debentures in fourth quarter 2014 and, to a lesser extent, reduced borrowing costs from lower short-term FHLB yields in third quarter 2015 compared to third quarter 2014. Deposit costs increased 1 basis point from the prior year period. Average noninterest-bearing demand deposits and average equity, our principal sources of noninterest-bearing funds, increased in aggregate by $857.2 million from third quarter 2014, but the lower interest rate environment continues to reduce their value within net interest margin, decreasing 1 basis point from third quarter 2014 to third quarter 2015.

In the continued low interest rate environment, competition remains strong, which has influenced loan pricing and structure. Future loan yields may be impacted by fluctuations in loan fees and interest recovered on nonaccrual loans, acceleration of unamortized origination fees upon early payoff or refinancing, and prepayment and other fees received on certain event-driven actions in accordance with the loan agreement. For the past three years, in the prolonged low interest rate environment, we have experienced a general decline in our loan yields, primarily due to pricing compression on loan renewals. With over two-thirds of our loan portfolio indexed to one-month LIBOR, we expect this trend to continue in 2016 or until there is a meaningful increase in interest rates. Although we expect our net interest margin to benefit from a rise in short-term interest rates, it is more difficult to predict the impact on deposit costs as it will depend on client behavior, pricing pressure within the bank marketplace and from non-bank alternatives, the mix of our funding sources, and prices for alternative sources of deposits and funds.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Table 3
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Nine Months Ended September 30,						Attribution of Change in
	2015			2014			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$361,076	$674	0.25%	$229,749	$423	0.24%	$245	$6	$251
Securities:
Taxable	2,400,121	40,696	2.26%	2,267,303	40,250	2.37%	2,298	(1,852)	446
Tax-exempt (3)	385,403	9,080	3.14%	275,257	6,845	3.32%	2,612	(377)	2,235
Total securities	2,785,524	49,776	2.38%	2,542,560	47,095	2.47%	4,910	(2,229)	2,681
FHLB stock	26,985	180	0.88%	29,190	140	0.63%	(12)	52	40
Loans, excluding covered assets:
Commercial	8,363,221	265,448	4.19%	7,476,056	245,097	4.32%	28,355	(8,004)	20,351
Commercial real estate	2,971,554	83,643	3.71%	2,505,395	67,588	3.56%	13,018	3,037	16,055
Construction	408,077	12,327	3.98%	358,370	10,545	3.88%	1,496	286	1,782
Residential	416,499	10,987	3.52%	353,999	9,819	3.70%	1,667	(499)	1,168
Personal and home equity	321,250	7,176	2.99%	352,512	8,020	3.04%	(700)	(144)	(844)
Total loans, excluding covered assets (4)	12,480,601	379,581	4.01%	11,046,332	341,069	4.07%	43,836	(5,324)	38,512
Covered assets (5)	31,008	874	3.77%	83,188	2,037	3.24%	(1,434)	271	(1,163)
Total interest-earning assets (3)	15,685,194	$431,085	3.62%	13,931,019	$390,764	3.71%	$47,545	$(7,224)	$40,321
Cash and due from banks	172,667			149,605
Allowance for loan and covered loan losses	(164,213)			(162,056)
Other assets	489,772			478,740
Total assets	$16,183,420			$14,397,308
Liabilities and Equity (6):
Interest-bearing demand deposits	$1,454,272	$2,909	0.27%	$1,227,924	$2,702	0.29%	$468	$(261)	$207
Savings deposits	332,820	1,004	0.40%	285,678	605	0.28%	112	287	399
Money market accounts	5,749,974	13,678	0.32%	4,848,405	11,629	0.32%	2,146	(97)	2,049
Time deposits	2,432,329	17,151	0.94%	2,615,772	15,563	0.80%	(921)	2,509	1,588
Total interest-bearing deposits	9,969,395	34,742	0.47%	8,977,779	30,499	0.45%	1,805	2,438	4,243
Short-term borrowings	248,679	455	0.24%	51,782	495	1.26%	627	(667)	(40)
Long-term debt	498,634	14,948	3.99%	628,749	19,554	4.13%	(3,923)	(683)	(4,606)
Total interest-bearing liabilities	10,716,708	50,145	0.62%	9,658,310	50,548	0.70%	(1,491)	1,088	(403)
Noninterest-bearing demand deposits	3,744,778			3,229,517
Other liabilities	148,128			129,059
Equity	1,573,806			1,380,422
Total liabilities and equity	$16,183,420			$14,397,308
Net interest spread (3)(6)			3.00%			3.01%
Contribution of noninterest-bearing sources of funds			0.20%			0.21%
Net interest income/margin (3)(6)		$380,940	3.20%		$340,216	3.22%	$49,036	$(8,312)	$40,724
Less: tax equivalent adjustment		3,116			2,355
Net interest income, as reported		$377,824			$337,861
(footnotes on following page)

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $21.7 million and $20.4 million in loan fees for the nine months ended September 30, 2015 and 2014, respectively.

(3)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. This is a non-U.S. GAAP measure. Refer to Table 26, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

(4)
Includes loans held-for-sale and nonaccrual loans. Average loans on a nonaccrual basis for the recognition of interest income totaled $60.2 million and $85.6 million for the nine months ended September 30, 2015 and 2014, respectively. Interest foregone on impaired loans was estimated to be approximately $1.8 million and $2.5 million for the nine months ended September 30, 2015 and 2014, respectively, calculated based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled "Covered Assets" for a detailed discussion.

(6)	Includes deposits held-for-sale.

As shown in Table 3, net interest margin was 3.20% for the nine months ended September 30, 2015, and 3.22% for the nine months ended September 30, 2014. Tax-equivalent net interest income increased $40.7 million to $380.9 million for the nine months ended September 30, 2015, from $340.2 million for the prior year period. The year-over-year increase in net interest income was primarily attributable to the $1.7 billion growth in average loans and securities and a change in the funding mix of borrowings, offset by lower yields on loans and securities.

Provision for loan and covered loan losses

The provision for loan losses, excluding the provision for covered loans, totaled $4.2 million for the three months ended September 30, 2015, up from $3.7 million for the same period in 2014. For the nine months ended September 30, 2015, the provision for loan losses was $11.8 million compared to $9.2 million for the same period in 2014. The provision for loan losses is a function of our methodology used to determine the allowance for loan losses deemed adequate to cover inherent loan losses after current period net charge-offs have been deducted from the allowance. For further analysis and information on how we determine the appropriate level for the allowance for loan losses and analysis of credit quality, see "Credit Quality Management and Allowance for Loan Losses" below.

For the three months ended September 30, 2015, we recorded a release of provision in the allowance for covered loan losses of $6,000, compared to a provision of $157,000 for the same period in 2014. For the nine months ended September 30, 2015, the provision for covered loan losses was $209,000 compared to a release of provision of $1.3 million for the same period in 2014. The release in 2014 was primarily attributable to $1.7 million of covered loan recoveries in the second quarter 2014. For further information regarding the FDIC-assisted transaction, see "Covered Assets" below.

Non-interest Income

Non-interest income is derived from a number of sources, including fees and income from our asset management business, residential mortgage banking business and deposit services to our retail clients as well as fees from our various commercial products and services, such as the sale of interest rate products and foreign exchange services through our capital markets group, treasury management services, and loan syndication activities.

The following table presents a composition of the non-interest sources of income for the periods presented.

Table 4
Non-interest Income Analysis
(Dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Asset management income:
Managed fee income	$3,973	$3,787	5	$11,985	$11,545	4
Custodian fee income	489	453	8	1,581	1,482	7
Total asset management income	4,462	4,240	5	13,566	13,027	4
Mortgage banking	3,340	2,904	15	11,267	7,162	57
Capital markets products	3,098	3,253	-5	12,189	12,342	-1
Treasury management	8,010	6,935	16	22,758	20,210	13
Loan, letter of credit and commitment fees	5,670	4,970	14	15,690	14,410	9
Syndication fees	4,364	6,818	-36	12,361	15,571	-21
Deposit service charges and fees and other income (1)	1,585	1,546	3	8,740	3,912	123
Subtotal fee income	30,529	30,666	*	96,571	86,634	11
Net securities gains	260	3	n/m	793	530	50
Total non-interest income	$30,789	$30,669	*	$97,364	$87,164	12
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(1)	Nine months ended September 30, 2015 includes the $4.1 million gain on sale of our Georgia branch in January 2015.

*	Less than 1%.

n/m	Not meaningful.

Third quarter 2015 compared to third quarter 2014

Non-interest income for third quarter 2015 totaled $30.8 million, compared to $30.7 million for third quarter 2014, with increases in all categories except for capital markets and syndication fees. Certain income sources, such as mortgage banking, capital markets products and syndication fees, are transactional in nature and, accordingly, tend to fluctuate and generate uneven income from period to period.

For third quarter 2015, asset management fee income increased 5% compared to third quarter 2014, primarily due to fees from new business added over the past year. We increased our aggregate assets under management and administration ("AUMA") by $679.0 million, or 10%, from September 30, 2014, to September 30, 2015. The largest growth (both from a dollar and percentage perspective) in this period came from corporate and institutional managed accounts, which generate proportionately higher fees than custody assets but lower fees than personal managed accounts.

The following table presents the composition of AUMA as of the dates shown.

(Dollars in thousands)	As of			% Change
AUMA	9/30/2015	12/31/2014	9/30/2014	9/30-12/31	9/30-9/30
Personal managed	$1,839,829	$1,786,633	$1,796,901	3	2
Corporate and institutional managed	1,800,522	1,347,299	1,364,624	34	32
Total managed assets	3,640,351	3,133,932	3,161,525	16	15
Custody assets	3,519,364	3,511,996	3,319,188	*	6
Total AUMA	$7,159,715	$6,645,928	$6,480,713	8	10
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

*	Less than 1%.

Growth in AUMA is primarily attributable to continued client acquisition and cross-selling asset management services to our commercial client base. The pricing on asset management accounts varies depending on the type of services provided. Managed fee income includes fees earned on investment management, personal trust and estate administration, and retirement plan and brokerage services. Custodian fee income includes fees earned on "qualified custodian" escrow accounts, and standard custody, all of which have significantly lower fees than for managed assets. Fees earned on qualified custodian and escrow assets are typically a flat fee structure while standard custody and managed assets are generally based on the market value of the assets on the last day of the prior quarter or month and therefore are subject to market volatility.

Income from our mortgage banking business, which includes gains on loans sold and certain mortgage-related loan fees, increased $436,000, or 15%, to $3.3 million in third quarter 2015 compared to third quarter 2014 due to a slight increase in the volume of loans sold and improved spreads for the current quarter compared to the prior year quarter. We sold $105.3 million of mortgage loans in the secondary market, generating gains of $2.8 million, in third quarter 2015 compared to $104.5 million of mortgage loans sold, generating gains of $2.3 million, in the prior year period. On a sequential quarter basis, mortgage banking income declined 20% as applications and loans sales slowed due to lower refinancing activity. We anticipate this trend will continue in the fourth quarter largely due to seasonality consistent with industry-wide mortgage origination trends.

The following table presents income by capital markets product for the past five quarters.

	Three Months Ended
	2015			2014
(Dollars in thousands)	September 30	June 30	March 31	December 31	September 30
Interest rate contracts	$2,423	$1,888	$3,149	$4,235	$1,149
Foreign exchange contracts	1,902	2,362	1,771	1,686	1,577
Risk participation agreements	—	53	57	—	41
Total capital markets income, excluding credit valuation adjustment ("CVA")	$4,325	$4,303	$4,977	$5,921	$2,767
(Increase) decrease CVA	(1,227)	616	(805)	(216)	486
Total capital markets income	$3,098	$4,919	$4,172	$5,705	$3,253

Capital markets income was $3.1 million in third quarter 2015, decreasing $155,000 from third quarter 2014, and included a negative $1.2 million CVA in the current quarter compared to a positive CVA of $486,000 for third quarter 2014. The CVA, which predominately relates to our interest rate contracts business, represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income increased $1.6 million, or 56%, compared to third quarter 2014, reflecting a higher volume of interest rate contract transactions and growth in foreign exchange ("FX") transactions. Since third quarter 2014, the transactional volume of FX activity has increased due to greater client penetration. We also have benefited from some margin expansion, although notional transactions have decreased. FX transactions generally have been a more stable source of fee income compared to the transactional nature of interest rate contracts, which are significantly influenced by clients' views on the extent and timing of future interest rate movements. As shown in the table above, over the past five quarters, fees from interest rate contracts have fluctuated period to period due to both volume and size of transactions.

Treasury management income increased $1.1 million, or 16%, from third quarter 2014 due to higher volume across our treasury management platforms. The current year increase reflects the ongoing success in cross-selling treasury management services to new commercial clients as we continue to build client relationships, with approximately 75% of our commercial clients using treasury management services at September 30, 2015. Successful cross-sell and implementation of treasury management services may lag the closing of a credit facility by, on average, three to six months. Similar to loan originations, we continue to experience increased competition for treasury management services.

Loan, letter of credit, and commitment fees increased $700,000, or 14%, from third quarter 2014, primarily due to $110,000, or 4%, increase in standby letter of credit fees and a $224,000, or 11%, increase in unused commitment fees. The majority of our unused commitment fees related to revolving facilities which at September 30, 2015 totaled $9.5 billion, of which $5.0 billion were unused. In comparison, at September 30, 2014, commitments related to revolving facilities totaled $8.2 billion, of which $4.0 billion were unused. The change from the prior year period reflects new client relationships since third quarter 2014.

Syndication fees of $4.4 million in third quarter 2015 were down $2.5 million from third quarter 2014, which was one of the highest individual quarters for income on syndication transactions. During third quarter 2015, we were the lead or co-lead in 24 syndicated loan transactions, totaling $641.4 million in commitments, of which we retained $282.4 million in commitments. In the prior year period, we were the lead or co-lead in 31 syndicated loan transactions, totaling $1.1 billion in commitments, while retaining $415.7 million in commitments. Syndication fees typically vary from transaction to transaction depending on, among other factors, market conditions and the size and structure of the transaction, so the aggregate level of syndication fees earned by us in a given period is not entirely correlated with our volume of syndication transactions in such period. Furthermore, even though we generally expect increased syndication opportunities as we grow our loan portfolio, the volume of syndication transactions in a given period depends on a number of factors, including portfolio management decisions, the mix of loans originated, and liquidity in the syndicated loan market (i.e., the number of institutions in the market to purchase syndicated loans). Included in our loans held-for-sale at September 30, 2015 were $52.2 million of loans in the process of syndication, approximately $11.6 million of which related to a transaction we originated in the first quarter 2015 for syndication, but which had not been sold as of September 30, 2015. In addition, a portion of the loans that we syndicate are leveraged loans and as an industry, depository institutions have been subject to increased scrutiny from the bank regulatory agencies with respect to leveraged lending activity, which we believe has impacted, and may continue to impact, market demand for syndicated leveraged loans. Accordingly, despite our overall expectation of increased syndication opportunities, our syndication fees can be expected to fluctuate from quarter to quarter and may not grow at the same rate as our overall loan portfolio.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Non-interest income for the nine months ended September 30, 2015, totaled $97.4 million, increasing $10.2 million, or 12%, compared to $87.2 million in the nine months ended September 30, 2014. Our non-interest income in the first nine months of 2015 included a $4.1 million gain on the sale of our Georgia branch that was completed during first quarter 2015. We experienced increases in all categories of non-interest income, except for syndications and capital markets, in the nine months ended September 30, 2015.

Asset management fee income increased 4% to $13.6 million for the first nine months of 2015 compared to the previous year period. The increase was due to overall growth in AUMA, new client relationships (which helped increase managed assets), and an increase in core custodial assets.

Income from our mortgage banking business increased 57% to $11.3 million in the first nine months of 2015, compared to $7.2 million in the previous year period. The increase resulted from a higher volume of loans originated and sold related to lower long-term interest rates, favorable conditions in the housing market and higher spreads for the current year-to-date period compared to the prior year period. We sold $378.3 million of mortgage loans in the secondary market, generating gains of $9.5 million, in the nine months ended September 30, 2015, compared to $249.5 million of mortgage loans sold, generating gains of $5.7 million, for the prior year period.

Capital markets income was comparable in the current nine months with the previous nine months and included a negative $1.4 million CVA in 2015 compared to a positive CVA of $171,000 in 2014. Exclusive of CVA adjustments, year-over-year capital markets income was $13.6 million in the current period compared to $12.2 million in the prior year period, an increase of $1.4 million, or 12%. Over the past year, the volume of foreign exchange activity has increased as we have increased client penetration, but average notional transactions have decreased. The number of foreign exchange transactions for the nine months ended September 30, 2015, increased approximately 26% over the nine months ended September 30, 2014.

Treasury management income increased $2.5 million, or 13%, compared to the nine months ended September 30, 2014. The increase reflected ongoing success in cross-selling treasury management services to our commercial clients.

Loan, letter of credit, and commitment fees increased $1.3 million, or 9%, from the nine months ended September 30, 2014, due to higher levels of standby letter of credit and unused commitment fees compared to the prior year period.

Syndication fees declined $3.2 million, or 21%, from the nine months ended September 30, 2014. The decrease was attributable to lower per transaction fees due to deal structures on a higher volume of deals. Third quarter 2014 was also one of the highest individual quarters for income on syndication transactions.

Non-interest Expense

Table 5
Non-interest Expense Analysis
(Dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Compensation expense:
Salaries and wages	$28,143	$26,178	8	$82,605	$76,822	8
Share-based costs	4,509	3,872	16	13,968	11,449	22
Incentive compensation and commissions	13,308	12,294	8	37,461	31,031	21
Payroll taxes, insurance and retirement costs	4,059	4,077	*	18,366	16,144	14
Total compensation expense	50,019	46,421	8	152,400	135,446	13
Net occupancy and equipment expense	8,180	7,807	5	24,203	23,311	4
Technology and related costs	3,583	3,362	7	10,424	9,850	6
Marketing	3,682	3,752	-2	11,926	9,754	22
Professional services	3,679	2,626	40	8,574	8,290	3
Outsourced servicing costs	1,786	1,736	3	5,500	5,050	9
Net foreclosed property expense	1,080	1,631	-34	2,993	7,225	-59
Postage, telephone, and delivery	857	839	2	2,618	2,591	1
Insurance	3,667	3,077	19	10,328	8,996	15
Loan and collection:
Loan origination and servicing expense	1,522	1,528	*	4,755	3,529	35
Loan remediation expense	802	571	40	2,047	1,199	71
Total loan and collection expense	2,324	2,099	11	6,802	4,728	44
Other operating expense:
Supplies and printing	129	161	-20	471	482	-2
Subscriptions and dues	355	284	25	986	866	14
Education and training	256	261	-2	901	824	9
Internal travel and entertainment	526	450	17	1,324	1,190	11
Investment manager expense	649	691	-6	1,959	2,073	-5
Bank charges	338	265	28	934	730	28
Intangibles amortization	578	755	-23	1,877	2,266	-17
Provision for unfunded commitments	2,048	481	326	2,931	638	359
Other expenses	1,439	1,138	26	3,066	4,741	-35
Total other operating expenses	6,318	4,486	41	14,449	13,810	5
Total non-interest expense	$85,175	$77,836	9	$250,217	$229,051	9
Full-time equivalent ("FTE") employees at period end	1,224	1,168	5
Operating efficiency ratios:
Non-interest expense to average assets	2.04%	2.09%		2.07%	2.13%
Net overhead ratio (1)	1.30%	1.27%		1.26%	1.32%
Efficiency ratio (2)	52.21%	52.51%		52.31%	53.59%

(1)	Computed as non-interest expense, less non-interest income, annualized, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax-equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 26, "Non-U.S. GAAP Financial Measures," for a reconciliation of the effect of the tax-equivalent adjustment.

*	Less than 1%.

Third quarter 2015 compared to third quarter 2014

Non-interest expense increased by $7.3 million, or 9%, for third quarter 2015 compared to third quarter 2014. The increase primarily reflects higher compensation expense, professional services costs, insurance expense, and provision for unfunded commitments. This was partially offset by a decrease in net foreclosed property expense in third quarter 2015 compared to third quarter 2014.

Compensation expense increased $3.6 million, or 8%, over third quarter 2014, due to additional staffing to support our growing business, annual compensation adjustments, and increased incentive compensation accruals. Salary and wages were up $2.0 million, or 8%, primarily due to a higher FTE base, as well as annual compensation adjustments. Share-based costs increased $637,000, or 16%, largely attributable to changes in retirement provisions of certain awards granted in the first quarter 2015 shortening the period over which expense is recognized and a higher level of awards granted. Incentive compensation was up by $1.0 million, or 8%, due to higher performance-based pay linked to fee-based revenues such as mortgage banking and capital markets, both of which had higher revenues for the current quarter compared to the prior year period (exclusive of CVA), and expanded incentive programs in 2015.

Professional services expense, which includes fees paid for legal services in connection with corporate activities, accounting, and consulting services, increased $1.1 million, or 40%, from third quarter 2014, primarily due to increased consulting services usage related to investments in operational and technology enhancements.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, and property ownership costs associated with the maintenance of foreclosed real estate ("OREO"), declined $551,000, or 34%, compared to third quarter 2014. OREO write-downs totaled $788,000 in third quarter 2015, a $486,000 reduction compared to $1.3 million for third quarter 2014. In addition, property ownership costs, such as property management and real estate taxes, were down $142,000 from the prior year quarter as the population of OREO declined from $17.3 million at September 30, 2014, to $12.8 million at September 30, 2015.

Insurance expense increased $590,000, or 19%, from third quarter 2014 and was primarily due to higher FDIC deposit insurance premiums in 2015 largely attributable to overall asset growth and, to a lesser extent, an increase in the rate paid because of changes to the overall composition of our balance sheet.

Loan and collection expense, which consists of certain non-reimbursable costs associated with loan origination and servicing and loan remediation costs for problem and nonperforming loans, increased $225,000, or 11%, in third quarter 2015 from third quarter 2014 largely due to higher loan remediation costs related to a single problem loan resolution.

Other expenses increased $1.8 million, or 41%, from third quarter 2014. Other expenses include bank charges, costs associated with the CDARS® deposit product offering, intangible asset amortization, education-related costs, subscriptions, provision for unfunded commitments, and miscellaneous losses and expenses. The increase was largely due to a $1.6 million increase in the provision for unfunded commitments, primarily attributable to a reserve on an individual credit. The current quarter increase was partially offset by lower intangible asset amortization.

Our efficiency ratio was 52.2% for third quarter 2015, comparable to 52.5% for third quarter 2014. Further meaningful improvement in the efficiency ratio will likely depend on a rise in interest rates, which we expect would cause an increase in our net interest income without a corresponding increase to our non-interest expenses.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Non-interest expense increased $21.2 million for the nine months ended September 30, 2015, compared to the prior year period, primarily related to increases in compensation, marketing, insurance and loan and collection expenses, partially offset by a decrease in net foreclosed property expense.

Compensation expense increased overall by $17.0 million, or 13%, from the prior year period due to additional staff, annual compensation adjustments and increased incentive compensation accruals based on improved performance. Salary and wages were up $5.8 million, or 8%, primarily due to a higher FTE base, as well as annual compensation adjustments. Share-based costs increased $2.5 million, or 22%, largely attributable to changes made to the retirement provisions of certain awards granted in the first quarter 2015 shortening the period over which expense is recognized and a higher level of awards granted. Incentive compensation and commissions increased $6.4 million from the prior period due to improved performance resulting in higher mortgage banking commissions and incentive compensation plan accruals. Payroll taxes and insurance costs were up $2.2 million, or 14%, compared to the nine months ended September 30, 2014, due to increased base compensation and increased healthcare insurance costs in the current year compared to the prior year comparative period.

Marketing expense increased $2.2 million, or 22%, from the first nine months of 2014, as a result of our continuing client development activities and increased advertising and branding investments.

Net foreclosed property expenses declined $4.2 million, or 59%, compared to the prior year period. The decline in net foreclosed property expenses was primarily due to a $2.8 million reduction in OREO valuation write-downs compared to the prior year period. In addition, property ownership costs were down $1.3 million from the prior year period as the population of OREO declined compared to September 30, 2014.

Insurance costs increased $1.3 million, or 15%, for the nine months ended September 30, 2015 compared to the prior year period and was primarily due to higher FDIC deposit insurance premiums in 2015 largely attributable to overall asset growth and, to a lesser extent, an increase in the rate paid because of changes to the overall composition of our balance sheet.

Loan and collection expense increased $2.1 million, or 44%, for the nine months ended September 30, 2015 compared to the prior year period. The increase was due to increased mortgage origination costs related to a higher volume of mortgage loans originated and sold compared to the prior year period, along with problem loan resolution on two specific credits in the nine months ended September 30, 2015.

Other operating expenses increased $639,000, or 5%, for the nine months ended September 30, 2015, compared to the prior year period, largely due to various miscellaneous other expenses, including an increase in the provision for unfunded commitments in the current period, partially offset by decreases in expense on our CRA investments and lower intangible asset amortization and reduction in other miscellaneous operating losses.

Income Taxes

Our provision for income taxes includes federal, state and local income tax expense. For the three months ended September 30, 2015, we recorded an income tax provision of $27.4 million on pre-tax income of $72.6 million (equal to a 37.7% effective tax rate) compared to an income tax provision of $25.2 million on pre-tax income of $65.7 million for the quarter ended September 30, 2014 (equal to a 38.3% effective tax rate).

For the nine months ended September 30, 2015, income tax expense totaled $79.8 million on pre-tax income of $213.0 million (equal to a 37.5% effective tax rate) compared to an income tax provision of $72.2 million on pre-tax income of $188.1 million for the nine months ended September 30, 2014 (equal to a 38.4% effective tax rate).

The decrease in our effective tax rate in 2015 compared to the same periods in 2014 is attributable to lower state taxes in 2015, primarily from a reduced Illinois corporate tax rate.

Net deferred tax assets totaled $96.0 million at September 30, 2015. We have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded during the quarter. This conclusion was based in part on the fact that the Company had cumulative book income for financial statement purposes at September 30, 2015, measured on a trailing three-year basis. In addition, we considered the Company's recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

For calendar year 2015, we currently expect the effective tax rate to be in the range of 37% to 38%, although a number of factors will continue to influence that estimate.

Operating Segments Results

We have three primary business segments: Banking, Asset Management, and Holding Company Activities.

Banking

Our Banking segment is the Company's most significant segment, representing 89% of consolidated total assets and generating nearly all of our net income. The profitability of our Banking segment is dependent on net interest income, provision for loan and covered loan losses, non-interest income (exclusive of asset management fees), and non-interest expense (exclusive of such expenses attributable to our asset management business). The net income for the Banking segment for the three months ended September 30, 2015, was $49.8 million, an increase of $3.7 million from net income of $46.1 million for the prior year period. The increase in net income for the Banking segment was primarily due to a $12.5 million increase in net interest income resulting from $1.5 billion, or 13%, in loan growth since the prior year period. In addition, non-interest expenses increased $7.1 million for the quarter ended September 30, 2015, as compared to the prior year period, due to an increase in salaries and incentive compensation primarily driven by an increase in FTEs, annual salary adjustments and higher incentive compensation accruals tied to improved performance.

Total loans for the Banking segment increased $1.2 billion to $13.1 billion at September 30, 2015, from $11.9 billion at December 31, 2014. Total deposits, excluding deposits held-for-sale, were $14.0 billion and $13.2 billion at September 30, 2015, and December 31, 2014, respectively.

Asset Management

The Asset Management segment includes investment management, personal trust and estate administration, custodial and escrow, retirement plans and brokerage services.

Net income from Asset Management increased to $942,000 for third quarter 2015 from $554,000 for the prior year period. The increase was attributable to a higher level of fee income from a higher AUMA balance at September 30, 2015, compared to September 30, 2014. AUMA grew to $7.2 billion at September 30, 2015, from $6.5 billion at September 30, 2014. AUMA benefited from growth in both managed and custody assets due to new client balances.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in the Bank. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of compensation expense allocated to the Holding Company and professional fees. For the three months ended September 30, 2015, the net loss for the Holding Company Activities segment declined to $5.4 million compared to a net loss of $6.1 million for the prior year period, due to lower interest expense in the current period as a result of the partial redemption of our 10% Debentures in fourth quarter 2014. The Holding Company had $57.4 million in cash at September 30, 2015, compared to $60.6 million at December 31, 2014.

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

Table 6
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of September 30, 2015			As of December 31, 2014
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$269,734	$268,078	9	$268,265	$269,697	10
U.S. Agency securities	46,735	46,619	2	46,258	46,959	2
Collateralized mortgage obligations	108,385	104,380	4	136,933	132,633	5
Residential mortgage-backed securities	825,595	804,524	27	846,078	822,746	29
State and municipal securities	453,477	445,387	15	347,310	340,810	13
Foreign sovereign debt	—	—	—	500	500	*
Total available-for-sale	1,703,926	1,668,988	57	1,645,344	1,613,345	59
Held-to-Maturity
Collateralized mortgage obligations	52,157	53,336	2	57,943	59,960	2
Residential mortgage-backed securities	1,027,908	1,017,011	34	892,162	885,235	32
Commercial mortgage-backed securities	220,040	218,164	7	181,437	183,021	7
State and municipal securities	373	369	*	1,073	1,069	*
Other securities	3,999	4,553	*	—	—	—
Total held-to-maturity	1,304,477	1,293,433	43	1,132,615	1,129,285	41
Total securities	$3,008,403	$2,962,421	100	$2,777,959	$2,742,630	100

*	Less than 1%

As of September 30, 2015, our securities portfolio totaled $3.0 billion, an increase of 8% compared to December 31, 2014. During the nine months ended September 30, 2015, purchases of securities totaled $568.2 million, with $279.7 million in the available-for-sale portfolio and $288.5 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential mortgage-backed securities and state and municipal securities, as well as purchases of U.S. Treasury securities and commercial mortgage-backed securities.

In conjunction with ongoing portfolio management and rebalancing activities, during the nine months ended September 30, 2015, we sold $57.3 million in U.S. Treasury securities and state and municipal securities, resulting in a net securities gain of $793,000.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprised 74% of the total portfolio at September 30, 2015. All of the mortgage-backed securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage-backed securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 15% of the total portfolio at September 30, 2015. These instruments have very low default rates and provide a stable level of cash flow because they generally are not subject to significant prepayment. Insurance companies regularly provide credit enhancement to improve the credit rating and liquidity of a municipal bond issuance. Management considers the credit enhancement and underlying municipality credit strength when evaluating a purchase or sale decision.

The investment portfolio does not hold direct exposure to the obligations of the State of Illinois. The investment portfolio does hold some bonds from municipalities in Illinois, but the finances of these municipalities are not primarily dependent on the finances of the State of Illinois.

At September 30, 2015, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $21.2 million, an increase of $1.8 million from December 31, 2014, due to decreases in interest rates and the corresponding increases in the value of the securities. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future market volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

During the three months ended September 30, 2015, we identified three municipal debt securities from the same issuer totaling $1.1 million, which had credit rating downgrades during the period. We determined that the difference between amortized cost and fair value is other-than-temporary and accordingly, recognized the difference of $125,000 in current operating results. Management intends to sell these available-for-sale securities. The loss was reported within net securities gains in the Consolidated Statements of Income.

The following table summarizes activity in the Company's investment securities portfolio during 2015. There were no transfers of securities between investment categories during the year.

Table 7
Investment Portfolio Activity
(Dollars in thousands)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Available-for-Sale	Held-to-Maturity		Available-for-Sale	Held-to-Maturity
Balance at beginning of period	$1,698,233	$1,199,120		$1,645,344	$1,129,285
Additions:
Purchases	81,637	140,334		279,675	288,555
Reductions:
Sales proceeds	(26,967)	—		(57,313)	—
Net gains on sale	260	—		793	—
Principal maturities, prepayments and calls, net of gains	(55,093)	(44,321)		(159,121)	(119,597)
Amortization of premiums and accretion of discounts	(3,023)	(1,700)		(8,391)	(4,810)
Total reductions	(84,823)	(46,021)		(224,032)	(124,407)
Decrease in market value	8,879	—	(1)	2,939	—	(1)
Balance at end of period	$1,703,926	$1,293,433		$1,703,926	$1,293,433

(1)
The held-to-maturity portfolio is recorded at cost, with no adjustment for the $3.3 million unrealized loss in the portfolio at the beginning of 2015 or the increase in market value of $11.7 million and $7.7 million for the three and nine months ended September 30, 2015, respectively.

The following table presents the maturities of the different types of investments that we owned at September 30, 2015, and the corresponding interest rates.

Table 8
Maturity Distribution and Portfolio Yields
(Dollars in thousands)

	As of September 30, 2015
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$—	—%	$242,994	1.07%	$25,085	1.68%	$—	—%
U.S. Agency securities	—	—%	46,619	1.30%	—	—%	—	—%
Collateralized mortgage obligations (1)	6,869	2.90%	97,511	3.24%	—	—%	—	—%
Residential mortgage-backed securities (1)	104	4.74%	506,096	3.24%	284,807	2.24%	13,516	3.04%
State and municipal securities (2)	13,055	3.47%	173,180	1.98%	250,633	2.08%	8,519	2.54%
Total available-for-sale	20,028	3.28%	1,066,400	2.46%	560,525	2.14%	22,035	2.85%
Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	53,336	1.40%	—	—%	—	—%
Residential mortgage-backed securities (1)	—	—%	396,983	2.46%	278,873	2.51%	341,155	2.94%
Commercial mortgage-backed securities (1)	322	1.22%	122,306	1.71%	95,536	2.31%	—	—%
State and municipal securities (2)	115	2.95%	254	2.80%	—	—%	—	—%
Other securities	—	—%	—	—%	4,553	7.01%	—	—%
Total held-to-maturity	437	1.68%	572,879	2.20%	378,962	2.51%	341,155	2.94%
Total securities	$20,465	3.25%	$1,639,279	2.37%	$939,487	2.29%	$363,190	2.93%

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

Portfolio Composition

Table 9
Loan Portfolio
(Dollars in thousands)

	September 30, 2015	% of Total	December 31, 2014	% of Total	% Change in Balances
Commercial and industrial	$6,654,268	51	$5,996,070	50	11
Commercial – owner-occupied real estate	2,017,733	16	1,892,564	16	7
Total commercial	8,672,001	67	7,888,634	66	10
Commercial real estate	2,545,143	19	2,323,616	20	10
Commercial real estate – multi-family	704,195	5	593,103	5	19
Total commercial real estate	3,249,338	24	2,916,719	25	11
Construction	412,688	3	381,102	3	8
Total commercial real estate and construction	3,662,026	27	3,297,821	28	11
Residential real estate	439,005	3	361,565	3	21
Home equity	133,122	1	142,177	1	-6
Personal	173,160	2	202,022	2	-14
Total loans	$13,079,314	100	$11,892,219	100	10

Total loans were $13.1 billion at September 30, 2015, compared to $11.9 billion at December 31, 2014. Loans grew by $1.2 billion during the nine months ended September 30, 2015, with the growth primarily in commercial loans, which increased $783.4 million from year end 2014. During the nine months ended September 30, 2015, new loans to new clients totaled $1.1 billion. Payoffs for the nine months ended September 30, 2015 were approximately $99 million higher compared to payoff levels during the first nine months of 2014. Payoffs during the first nine months of 2015 included property sales, clients obtaining permanent financing, and project completion. This is indicative of the uneven commercial real estate loan life cycle as we are a short- and intermediate-term commercial real estate lender. Our five-quarter trailing average loan growth was approximately $388.5 million at September 30, 2015, increasing $97.9 million compared to $290.6 million a year ago. Revolving line usage on the overall loan portfolio increased to 48% at September 30, 2015, from 45% at December 31, 2014, which also reflects increased usage on bridge line facilities, as discussed below.

Heightened competition from both bank and nonbank lenders has affected, and continues to affect, borrowers’ expectations regarding both pricing and loan structure, which may impact our growth rate due to increasing availability in the market of financing alternatives offering terms outside our pricing and risk tolerances. Our strategy is focused on developing new credit relationships that generate opportunities to provide comprehensive banking services to our clients and, accordingly, we seek to maintain a disciplined approach when pricing and structuring new credit opportunities.
Much of our recent loan growth has been focused in commercial, which represented 67% of our portfolio at September 30, 2015. Within the commercial portfolio, the finance and insurance portfolio increased $383.4 million and the healthcare portfolio increased $21.4 million from December 31, 2014. The healthcare growth was tempered by facility sales and bridge line repayments during the current nine months. The commercial and industrial portfolio generally provides us higher yields, principally in specialty lines, such as healthcare and security industry group, than other segments of our loan portfolio and provides greater potential for us to cross-sell other products and services, such as treasury management services.

In the normal course of our business, we participate in loan transactions that involve a number of banks, primarily to maintain and build client relationships with a view to cross-selling products and originating loans for the borrowers in the future. Although we often strive to lead or co-lead the arrangement, we also participate in transactions led by other banks when we have a relationship with, or seek to develop a relationship with, the borrower. Loan syndications assist us with decreasing credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our $13.1 billion in total loans at September 30, 2015, we were party to $4.4 billion of loans with other financial institutions, which included $2.8 billion in shared national credits ("SNCs") and $1.8 billion in retained balances in syndicated loans that were led or co-led by us. Of the $1.1 billion new lending to new clients mentioned previously, approximately $183.9 million, or 16%, related to SNCs.

The following table summarizes the composition of our commercial loan portfolio at September 30, 2015, and December 31, 2014 based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client's ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client's underlying business activity changes, classification differences between periods will arise.

Table 10
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Healthcare	$1,808,455	21	$1,787,092	23
Manufacturing	1,877,842	22	1,746,328	22
Finance and insurance	1,162,536	14	779,146	10
Wholesale trade	669,580	8	685,247	9
Real estate, rental and leasing	553,032	6	549,467	7
Administrative, support, waste management and remediation services	502,759	6	505,939	6
Professional, scientific and technical services	552,313	6	447,483	6
Architecture, engineering and construction	281,918	3	288,527	4
Retail	286,593	3	277,393	3
All other (1)	976,973	11	822,012	10
Total commercial (2)	$8,672,001	100	$7,888,634	100

(1)	All other consists of numerous smaller balances across a variety of industries with no category greater than 3% of total loans.

(2)	Includes owner-occupied commercial real estate of $2.0 billion at September 30, 2015 and $1.9 billion at December 31, 2014, respectively.

We have a specialized niche in the skilled nursing, assisted living, and residential care segment of the healthcare industry. Loan relationships to these providers tend to be larger extensions of credit with borrowers primarily represented by for-profit businesses. At September 30, 2015, 21% of our commercial loan portfolio and 14% of our total loan portfolio was composed of loans extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. The facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Accordingly, our clients and their ability to service this debt may be adversely impacted by the financial health of state or federal payors. In recent years, there have been reductions in the reimbursement rates in certain states and government entities are taking longer to reimburse. For example, in the State of Illinois, the Medicaid reimbursement rate was reduced and the budget impasse, which has resulted in the state operating without a budget, has contributed to reduced Medicaid payments to healthcare providers. Although our healthcare commercial loan portfolio is well diversified across 26 states, loans to borrowers in the State of Illinois represented our highest geographic concentration of healthcare loans at 18% of the healthcare commercial loan portfolio, or $325.2 million, as of September 30, 2015. The challenged financial condition of the State of Illinois has had some adverse effects on the cash flow position of some of our Illinois-based healthcare borrowers. Despite this impact on client cash flows, to date, the healthcare loan portfolio sector has experienced minimal defaults and losses. We are actively monitoring the Illinois budget situation and its potential impact on our borrowers to manage the risk presented by the state's budget problems and overall challenged financial condition.

Our manufacturing portfolio, representing 22% of our commercial lending portfolio and 14% of the total portfolio at September 30, 2015, is well diversified among sub-industry and product types with particular focus on serving clients in the key geographic markets in which we operate. The manufacturing industry sector is a key component of our core business. As the general market environment for manufacturing in our markets has improved over the past several years, the manufacturing sector of the portfolio has had a significant impact on the improvement in the credit performance in the commercial portfolio.

The third largest segment of our commercial loan portfolio is the finance and insurance portfolio, which increased $383.4 million since December 31, 2014 and now represents 14% of our commercial lending portfolio at September 30, 2015 compared to 10% at December 31, 2014. Included within the growth was a net increase of $138.0 million in outstanding loans under bridge lines to private equity funds, which provide liquidity as a bridge to the next capital call from their investors. The terms of such loans are generally no more than 90 days and, given their purpose, these loans generally remain outstanding for a short period of time.

Amounts outstanding under these lines generally will fluctuate from quarter to quarter given their transactional nature. At September 30, 2015, outstanding bridge lines totaled $171.3 million, 138% higher than our historic five-quarter average outstanding balance.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at September 30, 2015, and December 31, 2014.

Table 11
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Retail	$735,868	23	$608,102	21
Multi-family	704,195	22	593,103	20
Office	503,343	15	543,657	19
Healthcare	383,929	12	361,476	12
Industrial/warehouse	311,745	9	264,976	9
Land	242,801	7	199,497	7
Residential 1-4 family	81,444	3	76,995	3
Mixed use/other	286,013	9	268,913	9
Total commercial real estate	$3,249,338	100	$2,916,719	100
Construction
Multi-family	$115,516	28	$113,206	30
Retail	85,607	21	100,086	26
Industrial/warehouse	32,585	8	43,779	11
Residential 1-4 family	30,527	7	32,419	9
Healthcare	35,262	9	22,382	6
Office	54,770	13	14,447	4
Mixed use/other	58,421	14	54,783	14
Total construction	$412,688	100	$381,102	100

Of the combined commercial real estate and construction portfolios, the three largest categories at September 30, 2015, were retail, multi-family, and office real estate, which represent 22%, 22% and 15%, respectively, of the combined portfolios. Our commercial real estate and construction portfolio strategies focuses on core real estate classes in the markets in which we operate and established sponsors and developers with which we have prior experience, have other banking relationships or the opportunity to offer comprehensive banking relationships. The multi-family category within the commercial real estate portfolio reflects a combination of stabilization of prior construction projects and redevelopment of existing cash flowing properties that are awaiting permanent financing. Payoffs during the nine months ended September 30, 2015 included property sales and refinancing into the long-term market, as we are primarily a short to intermediate term real estate lender.

Within the commercial real estate portfolio, our exposure to land loans totaled $242.8 million at September 30, 2015, increasing $43.3 million, or 22%, from $199.5 million at December 31, 2014. Land remains a less liquid asset class as buyers and sellers may hold divergent future development outlooks for the land, therefore affecting saleability and market prices. As a percentage of the commercial real estate portfolio, land loans were 7% at both September 30, 2015, and December 31, 2014.

The construction portfolio totaled $412.7 million at September 30, 2015, an increase of $31.6 million compared to $381.1 million at December 31, 2014, with the most significant increases in the office and healthcare categories.

Portfolio Risk Management

In conjunction with our commercial middle market focus, our lending activities sometimes involve larger credit relationships. Due to the larger size of these loans, the unexpected occurrence of an event or development with respect to one or more of these loans that adversely impacts the value of collateral securing the loan, the success of a workout strategy or our ability to return the loan to performing status could materially and adversely affect our results of operations and financial condition. The following table summarizes our credit relationships with commitments greater than $25 million as of September 30, 2015, and December 31, 2014:

Table 12
Client Relationships with Commitments Greater Than $25 Million
(Dollars in thousands)

	September 30, 2015	December 31, 2014
Commitments greater than $25 million
Number of client relationships	150	136
Percentage that are commercial and industrial businesses	87%	88%
Aggregate amount of commitments	$4,862,255	$4,339,470
Funded loan balances	$2,775,071	$2,301,805
Funded loan balances as a percent of total loan portfolio	21%	19%

As part of the risk-based deposit insurance assessment framework, the FDIC has established a regulatory classification of “higher-risk assets,” which include higher-risk commercial and industrial loans (funded and unfunded), construction and development (“C&D”) loans (funded and unfunded), non-traditional mortgages, and higher-risk consumer loans. In connection with our overall portfolio risk management, we consider our level of higher-risk assets relative to our capital position and expect this level to decline over time. To the extent we curtail growth in higher-risk assets in our portfolio, it could influence our future rate of loan growth.

The following table summarizes our higher-risk assets as of September 30, 2015, and December 31, 2014.

Table 13 (1)
Higher-Risk Assets
(Amounts in thousands)

	September 30, 2015		December 31, 2014
	Outstanding	Unfunded Commitment	Outstanding	Unfunded Commitment
Commercial and industrial	$1,487,831	$450,501	$1,457,906	$409,940
Construction and development	699,819	967,462	703,030	865,298
Non-traditional mortgages	1,839	—	2,071	—
Consumer	10,001	—	10,731	—
Total	$2,199,490	$1,417,963	$2,173,738	$1,275,238

(1)	Loan category classification is in based on regulatory definitions.

Higher-risk commercial and industrial loans constitute a portion of our total leveraged loan portfolio and are primarily underwritten on the recurring earnings of the borrower, where the ratio of debt-to-earnings is elevated compared to other commercial loans that are not characterized as higher-risk. Our higher-risk commercial and industrial loans are spread across multiple industries, generally command higher loan yields as a premium for underwriting the additional risk attributable to the leveraged position of the underlying borrower, and typically have lower collateral coverage than other commercial and industrial loans that are not classified by the FDIC as higher-risk assets. Based on our historical experience, the probability of default and loss given default for higher-risk commercial and industrial loans have been higher than our commercial and industrial loan portfolio as a whole and we take this into account in establishing our allowance for loan losses.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of September 30, 2015, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 14
Maturities and Sensitivities of Loans to Changes in Interest Rates (1)
(Amounts in thousands)

	As of September 30, 2015
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$2,197,126	$6,300,180	$174,695	$8,672,001
Commercial real estate	1,003,189	2,032,531	213,618	3,249,338
Construction	41,895	365,487	5,306	412,688
Residential real estate	6,339	2,670	429,996	439,005
Home equity	14,749	66,374	51,999	133,122
Personal	117,814	55,346	—	173,160
Total	$3,381,112	$8,822,588	$875,614	$13,079,314
Loans maturing after one year:
Predetermined (fixed) interest rates		$184,432	$273,775
Floating interest rates		8,638,156	601,839
Total		$8,822,588	$875,614

(1)
Maturities are based on contractual maturity date. Actual timing of repayment may differ from those reflected in the table as clients may choose to pre-pay their outstanding balance prior to the contractual maturity date.

Of the $9.2 billion in loans maturing after one year with a floating interest rate, $1.2 billion are subject to interest rate floors, of which $1.1 billion had such floors in effect at September 30, 2015. In recent quarters, it has been difficult to retain interest rate floors as loans renew, which has contributed to loan yield compression. For further analysis and information related to interest sensitivity, see Item 3 "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q.

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

As of September 30, 2015, special mention and potential problem loans totaled $274.8 million, or 2.1% of total loans, increasing $86.3 million from $188.4 million, or 1.6% of total loans, as of December 31, 2014. The increase in special mention and potential problem loans since year-end occurred primarily in our commercial loan portfolio. Because our loan portfolio contains loans that may be larger in size in order to accommodate the financing needs of some of our borrowers, changes in the performance of larger credits may from time to time create fluctuations in our credit quality metrics, including nonperforming, special mention and potential problem loans.

Nonperforming loans totaled $44.0 million at September 30, 2015, down 35% from $67.5 million at December 31, 2014, and down 40% from September 30, 2014. Nonperforming loan inflows, which are primarily composed of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status), have steadily declined nearly every quarter since second quarter 2010 and reached its lowest level since before the onset of the global financial crisis late in the last decade, totaling $1.1 million for third quarter 2015. The improving economic environment has provided greater opportunity to work with clients to repair and resolve credit relationships starting to exhibit signs of weakness prior to reaching greater deterioration. Nonperforming loans as a percent of total loans were 0.34% at September 30, 2015, down from 0.57% at December 31, 2014, and 0.64% at September 30, 2014.

OREO declined $4.7 million, or 27%, to $12.8 million from $17.4 million at December 31, 2014, as inflows to OREO were more than offset by sales of OREO and valuation adjustments as we continue to dispose and settle these properties.

Nonperforming assets declined 33% from year end 2014 to $56.7 million at September 30, 2015, and declined 37% from September 30, 2014. As we continue to resolve our nonperforming assets, improvements were primarily due to paydowns, payoffs and sales. Nonperforming assets as a percentage of total assets were 0.34% at September 30, 2015, compared to 0.54% at December 31, 2014.

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, special mention, potential problem and past due loans for the past five quarters.

Table 15
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	2015			2014
	September 30	June 30	March 31	December 31	September 30
Nonaccrual loans:
Commercial	$18,370	$27,845	$38,973	$31,047	$33,348
Commercial real estate	12,041	13,441	15,619	19,749	19,079
Residential real estate	4,272	4,116	4,763	5,274	9,723
Personal and home equity	9,299	11,172	11,663	11,474	11,279
Total nonaccrual loans	43,982	56,574	71,018	67,544	73,429
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	43,982	56,574	71,018	67,544	73,429
OREO	12,760	15,084	15,625	17,416	17,293
Total nonperforming assets	$56,742	$71,658	$86,643	$84,960	$90,722
Nonaccrual troubled debt restructured loans (included in nonaccrual loans):
Commercial	$10,674	$7,944	$17,333	$20,113	$17,746
Commercial real estate	9,397	10,638	12,335	8,005	8,103
Residential real estate	1,308	1,325	1,737	1,881	1,512
Personal and home equity	5,402	5,832	5,985	6,299	5,467
Total nonaccrual troubled debt restructured loans	$26,781	$25,739	$37,390	$36,298	$32,828
Restructured loans accruing interest:
Commercial	$23,596	$34,932	$20,775	$21,124	$19,901
Commercial real estate	—	—	177	199	807
Personal and home equity	2,101	1,754	1,416	1,422	1,428
Total restructured loans accruing interest	$25,697	$36,686	$22,368	$22,745	$22,136
Special mention loans	$146,827	$132,441	$102,651	$100,989	$76,611
Potential problem loans	$127,950	$137,757	$107,038	$87,442	$119,770
30-89 days past due loans	$6,420	$2,823	$9,217	$11,816	$3,457
Nonperforming loans to total loans	0.34%	0.45%	0.58%	0.57%	0.64%
Nonperforming loans to total assets	0.26%	0.35%	0.43%	0.43%	0.48%
Nonperforming assets to total assets	0.34%	0.44%	0.53%	0.54%	0.60%
Allowance for loan losses as a percent of nonperforming loans	370%	278%	221%	226%	204%

The following table presents changes in our nonperforming loans for the past five quarters.

Table 16
Nonperforming Loans Rollforward
(Amounts in thousands)

	Three Months Ended
	2015			2014
	September 30	June 30	March 31	December 31	September 30
Nonperforming loans:
Balance at beginning of period	$56,574	$71,018	$67,544	$73,429	$76,589
Additions:
New nonaccrual loans (1)	1,127	6,884	16,279	6,052	16,767
Reductions:
Return to performing status	(998)	—	(97)	(439)	—
Paydowns and payoffs, net of advances	(8,807)	(15,800)	(4,841)	(457)	(16,371)
Net sales	(1,990)	(317)	(2,407)	(1,800)	(1,053)
Transfer to OREO	(954)	(1,996)	(2,152)	(6,177)	(776)
Charge-offs	(970)	(3,215)	(3,308)	(3,064)	(1,727)
Total reductions	(13,719)	(21,328)	(12,805)	(11,937)	(19,927)
Balance at end of period	$43,982	$56,574	$71,018	$67,544	$73,429
Nonaccruing troubled debt restructured loans (included in nonperforming loans):
Balance at beginning of period	$25,739	$37,390	$36,298	$32,828	$21,016
Additions:
New nonaccrual troubled debt restructured loans (1)	5,014	4,751	6,666	3,487	17,662
Reductions:
Return to performing status	(338)	—	(78)	—	—
Paydowns and payoffs, net of advances	(2,000)	(11,747)	(2,336)	234	(5,721)
Net sales	(629)	—	(140)	—	—
Transfer to OREO	(879)	(1,960)	(874)	(133)	—
Charge-offs	(126)	(2,695)	(2,146)	(118)	(129)
Total reductions	(3,972)	(16,402)	(5,574)	(17)	(5,850)
Balance at end of period	$26,781	$25,739	$37,390	$36,298	$32,828

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

Credit Quality Management and Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. The allowance contains provisions for identified probable losses relating to specific borrowing relationships that are considered to be impaired (the "specific component" of the allowance), as well as probable losses inherent in the loan portfolio that have not been specifically identified (the "general allocated component" of the allowance), which is determined using a methodology that is a function of quantitative and qualitative factors and management judgment applied to defined segments of our loan portfolio.

The specific component of the allowance relates to impaired loans. Impaired loans consist of nonaccrual loans (including nonaccrual TDRs and loans classified as accruing TDRs). A loan is considered impaired when, based on current information and events, either (i) management believes it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement (e.g., nonaccrual loans), or (ii) the loan has been classified as a TDR. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value; fair value of the underlying collateral less estimated selling costs, if the loan is collateral-dependent; or the present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans exceeding $500,000 are evaluated individually while smaller loans are evaluated as pools using historical loss experience as well as management’s loss expectations for the respective asset class and product type. If the estimated fair value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific reserve as a component of the allowance for loan losses. The recognition of any reserve required on new impaired loans is recorded in the same quarter in which the transfer of the loan to nonaccrual status occurred. All loans that are over 90 days past due in principal or interest are placed on nonaccrual status. Management may also place some loans on nonaccrual status before they are 90 days past due if they meet the above definition of "nonaccrual." All impaired loans are reviewed quarterly for any changes that would affect the specific reserve. Any impaired loan for which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which such determination has been made.

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

In addition to the appraisal, both borrower and market-specific factors are taken into consideration, which may result in obtaining more frequent appraisal updates or internal assessments. Appraisals are conducted by third-party independent appraisers under internal direction and engagement. Appraisals are either reviewed internally by our appraisal department or are sent to an outside firm, if appropriate. Both levels of review involve a scope appropriate for the complexity and risk associated with the loan and its collateral. As part of our internal review process, we consider other factors or recent developments that could adjust the valuations indicated in the appraisals or internal reviews. To validate the reasonableness of the appraisals obtained, we may consider many factors, including a comparison of the appraised value to the actual sales price of similar properties, relevant comparable sale price listings, broker opinions, and local or regional real estate valuation and sales data.

As of September 30, 2015, the average age of appraisals used in the impaired loan valuation process was approximately 205 days. The amount of impaired assets which, by policy, require an independent appraisal, but do not have a current external appraisal at September 30, 2015, due to the timing of the receipt of the appraisal, is not material. In situations such as this, we perform an internal assessment to determine if a probable impairment reserve is required for the asset based on our experience in the related asset class and type.

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors and considerations applied to segments of our loan portfolio. The methodology takes into account at a product level (e.g., commercial, commercial real estate, construction, etc.) the default and loss history of similar products or sub-products. Using this information, the methodology produces loss estimates by product that are consistent with the loss emergence period. The general allocated component of the allowance uses a look-back period when estimating losses that begins in 2010 and is updated with monthly data through a lagged quarter to the most recent period. Loss parameters are derived using a combination of monthly ratings' migration experience as well as expected loss experience on defaulted loans ("LGD") over the estimated loss emergence period for each particular product category. We assess the appropriate balance of the general allocated component of the reserve at the model loss emergence period based on a variety of internal and external quantitative and qualitative factors giving consideration to conditions not fully contemplated in the model results. Topics considered in this assessment include changes in lending practices, changes in business or economic conditions, changes in the nature and volume of loans, changes in staffing or management, changes in the quality of our results from loan reviews (which includes credit quality trends and risk rating accuracy), changes in collateral values, recent portfolio performance, concentration risks, and other external factors such as legal or regulatory matters relevant to management’s assessment of required reserve levels. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve differs from the amount determined through the model-driven quantitative framework, with respect to a given product type.

The Bank has limited exposure to junior collateral position except with respect to home equity lines of credit ("HELOCs"). This product is by definition usually secured in the junior position to the first mortgage on the related property. The Bank evaluates the allowance for loan losses for HELOCs as one of our six primary, segregated product types and considers the potential impact of the junior security position (as opposed to our typical senior position in all other product types) in setting final general allocated reserve amounts for this product.

In our evaluation of the adequacy of the allowance at September 30, 2015, we began with our quantitatively determined loss estimate and then give consideration to a number of factors for each product, including the following:

•
for the commercial portfolio product type the pace of growth in the commercial loan sector; recent portfolio credit performance; impact of competition on loan structures; the existence of larger individual credits and specialized industry concentrations; increased leverage on existing borrowers in our general portfolio outside of leveraged lending; comparison of our default rates to overall U.S. industry averages at industry subsets, which include asset based lending, leveraged lending, and general commercial credits; default emergence in recent periods compared to the look-back period; the loss emergence period; results of "back testing" of model results versus actual recent charge-off history; recent rating migrations into problem loan categories and other portfolio trends; as well as general macroeconomic indicators such as GDP, employment trends and manufacturing activity. Management adjustments made this period included adjustments for: industry level default rate experience in portfolios where we lack loss experience; LGD rates in instances where calculations using historical experience are not expected to be representative of management’s estimated losses; increased leverage metrics on existing borrowers within the portfolio; and competitive loan structures;

•
for the commercial real estate portfolio product type, the potential impact of general commercial real estate trends; particularly occupancy and leasing rate trends; charge-off severity; recent rating migrations into problem loan categories; comparison of our default rates to overall U.S. industry averages at industry subsets; loss emergence period; default emergence from recent years compared to historical stressed periods; changes in loan underwriting and/or loan structure; results of "back testing" of model results versus recent charge-off history; collateral value changes in commercial real estate; and the impact that a negative general macroeconomic condition could have on this sector. Management adjustments made this period included adjustments for: industry level default rate experience in portfolios where we lack loss experience; LGD rates in instances where calculations using historical loss experience are not expected to be representative of management’s estimated losses; increasing collateral valuations; compression of capitalization rates; competitive and less stringent loan structures;

•
for the construction portfolio product type, construction employment; industry experience on construction loan losses; loss emergence period; construction spending rates; less stringent underwriting standards in the marketplace leading to more competitive credit structures; and increased valuation basis of the recent growth in the portfolio. Management adjustments made this period included adjustments for: industry level default rate experience in portfolios where we lack loss experience; LGD rates in instances where calculations using historical loss experience are not expected to be representative of management’s estimated losses; increasing collateral valuations; and competitive and less stringent loan structures; and

•
for the residential, home equity, and personal portfolio product types, home price indices and delinquency rates; portfolio trends and borrowers' credit strength; loss emergence period; and general economic conditions and interest rate trends that impact these products.

In determining our reserve levels at September 30, 2015, we established a general reserve that includes management's qualitative assessment discussed above which increased the reserve to a higher output than the model's unadjusted quantitative output, in total. This judgment was influenced primarily by recent indicators in our commercial portfolio, such as the increasing leverage metrics for some existing borrowers, changes in underwriting standards, and volume and nature of loan growth, which have not yet been fully incorporated into the model output.

Management also considers the amount and characteristics of the accruing TDRs removed from the general reserve formulas as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

The establishment of the allowance for loan losses involves a high degree of judgment and estimation which includes an inherent level of imprecision given the difficulty of identifying all the factors impacting loan repayment and the timing of when losses will actually occur. While management utilizes its best judgment and available information, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including, but not limited to, client performance, the economy, changes in interest rates and property values, and the interpretation by regulatory authorities of loan classifications.

Although we determine the amount of each element of the allowance separately and consider this process to be an important credit management tool, the entire allowance for loan losses is available for the entire loan portfolio.

Management evaluates the adequacy of the allowance for loan losses and reviews the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of September 30, 2015, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including for those loans where the loss is not yet identifiable).

As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examination.

The accounting policies underlying the establishment and maintenance of the allowance for loan losses through provisions charged to operating expense are discussed more fully in Note 1 of "Notes to Consolidated Financial Statements" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The following table presents changes in the allowance for loan losses, excluding covered assets, for the periods presented.

Table 17
Allowance for Loan Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Three Months Ended
	2015			2014
	September 30	June 30	March 31	December 31	September 30
Change in allowance for loan losses:
Balance at beginning of period	$157,051	$156,610	$152,498	$150,135	$146,491
Loans charged-off:
Commercial	(661)	(2,921)	(2,202)	(1,732)	(227)
Commercial real estate	(175)	(98)	(887)	(417)	(1,133)
Construction	—	—	—	1	(7)
Residential real estate	(97)	(194)	(37)	(847)	(252)
Home equity	(85)	—	(371)	(130)	(172)
Personal	(6)	(28)	(10)	(7)	(8)
Total charge-offs	(1,024)	(3,241)	(3,507)	(3,132)	(1,799)
Recoveries on loans previously charged-off:
Commercial	2,115	984	511	720	1,145
Commercial real estate	134	272	598	270	356
Construction	10	164	19	57	6
Residential real estate	198	47	57	231	9
Home equity	50	73	70	73	67
Personal	131	86	873	167	128
Total recoveries	2,638	1,626	2,128	1,518	1,711
Net recoveries (charge-offs)	1,614	(1,615)	(1,379)	(1,614)	(88)
Provisions charged to operating expense	4,203	2,056	5,491	3,977	3,732
Balance at end of period	$162,868	$157,051	$156,610	$152,498	$150,135
Allowance as a percent of loans at period end	1.25%	1.25%	1.29%	1.28%	1.30%
Average loans, excluding covered assets	$12,814,714	$12,399,878	$12,049,687	$11,750,702	$11,329,823
Ratio of net (recoveries) charge-offs (annualized) to average loans outstanding for the period	-0.05%	0.05%	0.05%	0.05%	*
Allowance for loan losses as a percent of nonperforming loans	370%	278%	221%	226%	204%
*    Less than 0.01%

Gross charge-offs declined 43% to $1.0 million for third quarter 2015 from $1.8 million for the year ago period and declined 68% from $3.2 million for second quarter 2015. Commercial loans comprised 65% of total charge-offs in third quarter 2015. Net recoveries for the three months ended September 30, 2015, totaled $1.6 million compared to net charge-offs of $88,000 for the same period in 2014. For the nine months ended September 30, 2015, net charge-offs decreased 36%, totaling $1.4 million compared to $2.2 million for the same period in 2014, which was aided by larger than average recoveries in the commercial loan portfolio in third quarter 2015.

The allowance for loan losses increased $10.4 million to $162.9 million at September 30, 2015, from $152.5 million at December 31, 2014. The allowance for loan losses to total loans ratio was 1.25% at September 30, 2015 and 1.28% at December 31, 2014. Under our methodology, the allowance for loan losses is comprised of the following components:

Specific Component of the Allowance

The specific reserve requirements are the summation of individual reserves related to impaired loans that are analyzed on a loan-by-loan basis at the balance sheet date. At September 30, 2015, the specific reserve component of the allowance totaled $9.1 million, down from $16.6 million at December 31, 2014, with the decrease largely driven by favorable developments in several nonperforming loans during second quarter 2015, partially offset by a larger reserve on an individual credit in third quarter 2015. At September 30, 2015, impaired loans totaled $69.7 million, of which 93% are collateral-dependent. Of the $69.7 million in impaired loans at September 30, 2015, and the $90.3 million in impaired loans at December 31, 2014, 45% and 56%, respectively, required a specific reserve.

General Allocated Component of the Allowance

The general allocated component of the allowance increased by $17.9 million, or 13%, from $135.9 million at December 31, 2014, to $153.8 million at September 30, 2015. The increase in the general allocated reserve was primarily influenced by larger reserve requirements to reflect the growing loan portfolio and changes in the credit quality of the existing portfolio for certain sectors in the commercial portfolio, specifically in the portfolio of leveraged commercial and industrial loans. These increases were partially offset by a reduction in the reserve in the commercial real estate portfolio due to the stability and positive position of the portfolio metrics within this product type.

The provision for loan losses for the quarter was $4.2 million, compared to $2.1 million for the prior quarter and $3.7 million for third quarter 2014. The provision for both third quarter 2015 and third quarter 2014 was aided by higher than average recoveries totaling $2.6 million and $1.7 million, respectively. The provision for loan losses may fluctuate quarter to quarter depending on the level of loan growth and unevenness in credit quality due to the size of individual credits. Given the relatively low level of specific reserves at September 30, 2015, we expect any further benefit to provision expense resulting from the release of existing specific reserves to be minimal. Accordingly, we expect our provision expense going forward to be driven by changes to the general allocated reserve component due to overall loan growth and credit performance and, if necessary, any new specific reserves that may be required.

The following table presents our allocation of the allowance for loan losses by loan category at the dates shown.

Table 18
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	September 30, 2015	% of Total	December 31, 2014	% of Total
Commercial	$121,011	74	$103,462	68
Commercial real estate	26,301	16	31,838	21
Construction	4,397	3	4,290	3
Residential real estate	4,330	3	5,316	3
Home equity	4,288	2	4,924	3
Personal	2,541	2	2,668	2
Total	$162,868	100%	$152,498	100%
Specific reserve	$9,072	6%	$16,627	11%
General allocated reserve	$153,796	94%	$135,871	89%
Recorded Investment in Loans:
Ending balance, specific reserve	$69,679		$90,289
Ending balance, general allocated reserve	13,009,635		11,801,930
Total loans at period end	$13,079,314		$11,892,219

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the nine months ended September 30, 2015, our reserve for unfunded commitments increased $2.9 million from $12.3 million at December 31, 2014, to $15.2 million and consisted of $11.6 million in general reserve and $3.6 million in specific reserves at September 30, 2015. For the nine months ended September 30, 2015, the general reserves increased $176,000, driven by higher unfunded commitment levels and an increase in the likelihood of certain product categories to draw on unused lines and loss factors. The specific reserve increased $2.8 million, mainly attributable to an individual credit with undrawn letters of credit, reserved for in third quarter 2015. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the Consolidated Statements of Income. Unfunded commitments, excluding covered assets, totaled $6.3 billion and $6.0 billion at September 30, 2015, and December 31, 2014, respectively. At September 30, 2015, unfunded commitments with maturities of less than one year approximated $1.7 billion. For further information on our unfunded commitments, refer to Note 15 of "Notes to Consolidated Financial Statements" in Item 1 of this Quarterly Report on Form 10-Q.

COVERED ASSETS

At September 30, 2015, and December 31, 2014, covered assets represent acquired residential mortgage loans and foreclosed loan collateral covered under a loss share agreement with the FDIC and include an indemnification receivable representing the present value of the expected reimbursement from the FDIC related to expected losses on the covered assets. The loss share agreement will expire on September 30, 2019.

Total covered assets, net of allowance for covered loan losses, declined by $6.7 million, or 23%, from $28.9 million at December 31, 2014, to $22.2 million at September 30, 2015. The reduction was primarily attributable to $7.5 million in principal paydowns, net of advances, as well as the impact of such on the evaluation of expected cash flows and discount accretion levels. Partially offsetting the decrease were changes in the estimated loss reimbursements by the FDIC as a result of loss claims paid by the FDIC and amortization of the receivable. At September 30, 2015, the indemnification receivable totaled $2.0 million, compared to $1.8 million at December 31, 2014. Because the remaining covered assets largely represent single-family mortgages, we do not expect a significant change in balances from period to period. Total delinquent and nonperforming covered loans totaled $6.4 million at September 30, 2015, and $7.0 million at December 31, 2014.

FUNDING AND LIQUIDITY MANAGEMENT

We manage our liquidity position in order to meet our cash flow requirements, maintain sufficient capacity to meet our clients’ needs and accommodate fluctuations in asset and liability levels due to changes in our business operations. We also have contingency funding plans designed to allow us to operate through a period of stress when access to normal sources of funding may be constrained. As part of our asset/liability management strategy, we utilize a variety of funding sources in an effort to optimize the balance of duration risk, cost, liquidity risk and contingency planning.

We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, and selectively purchase securities and investments. Liquid assets refer to cash on hand, Federal funds ("Fed funds") sold and securities. Net liquid assets represent liquid assets less the amount of such assets pledged to secure deposits, repurchase agreements, FHLB advances and FRB borrowings that require collateral and to satisfy contractual obligations. Net liquid assets at the Bank were $2.8 billion and $2.7 billion at September 30, 2015 and December 31, 2014, respectively.

The Bank’s principal sources of funds are commercial deposits, some of which are large institutional deposits and deposits that are classified for regulatory purposes as brokered deposits, and retail deposits. In addition to deposits, we utilize FHLB advances and other sources of funding to support our balance sheet and liquidity needs. Cash from operations is also a source of funds. The Bank’s principal uses of funds include funding growth in the loan portfolio and, to a lesser extent, our investment portfolio, which is designed to be highly liquid to serve collateral needs and support liquidity risk management. In managing our levels of cash on-hand, we consider factors such as our clients’ needs for liquidity and deposit movement trends (which can be influenced by changing economic conditions, client specific needs to support their businesses, including transactions such as acquisitions and divestitures, and the overall composition of our deposit base) and other needs of the Bank.

The primary sources of funding for the Holding Company include dividends received from the Bank, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt and equity. As an additional source of funding, the Holding Company has a 364-day revolving line of credit with a group of commercial banks allowing borrowings of up to $60.0 million in total. As of September 30, 2015, no amounts were drawn on the facility. The Holding Company had $57.4 million in cash at September 30, 2015, compared to $60.6 million at December 31, 2014.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $111.1 million from the prior year period to $240.1 million for the nine months ended September 30, 2015. Cash flows from investing activities reflect the impact of growth in loans and investments acquired for our interest-earning asset portfolios, as well as asset maturities and sales. For the nine months ended September 30, 2015, net cash used in investing activities was $1.4 billion, compared to $963.1 million for the prior year period. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash provided by financing activities for the nine months ended September 30, 2015, was $1.1 billion, compared to $991.4 million for the prior year period. The current period increase in financing cash flows primarily resulted from a net increase in FHLB advances, short-term borrowings and deposit balances during the nine months ended September 30, 2015.
Deposits

Our deposit base is predominately composed of middle market commercial client relationships from a diversified industry base. We offer a suite of deposit and cash management products and services that support our efforts to attract and retain commercial clients. These deposits are generated principally through the development of long-term relationships with clients. Approximately 70% of our deposits at September 30, 2015, were accounts managed by our commercial business groups.

Through our community banking and private wealth groups, we offer a variety of small business and personal banking products, including checking, savings and money market accounts and certificates of deposit (“CDs”). Approximately 26% of our deposits at September 30, 2015, were accounts managed by our community banking and private wealth groups.

Public fund balances, denoting the funds held on account for municipalities and other public entities, are included as part of our total deposits. We enter into specific agreements with certain public clients to pledge collateral, primarily securities, in support of their balances on deposits. At September 30, 2015, we had public funds on deposit totaling $905.5 million, or approximately 7% of our deposits. Changes in public fund balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following table provides a comparison of deposits by category for the periods presented.

Table 19
Deposits (1)
(Dollars in thousands)

	September 30, 2015	% of Total	December 31, 2014	% of Total	% Change in Balances
Noninterest-bearing demand deposits	$4,068,816	29	$3,516,695	27	16
Interest-bearing demand deposits	1,264,201	9	1,907,320	15	-34
Savings deposits	356,694	3	319,100	2	12
Money market accounts	5,892,791	42	4,851,925	37	21
Time deposits	2,315,237	17	2,494,928	19	-7
Total deposits	$13,897,739	100	$13,089,968	100	6

(1)	Excludes deposits held-for-sale of $122.2 million as of December 31, 2014.

Total deposits at September 30, 2015, increased $807.8 million to $13.9 billion from year end 2014, driven primarily by a $1.0 billion increase in money market deposits and $552.1 million increase in noninterest-bearing demand deposits, offset by a decrease of $643.1 million of interest-bearing demand deposits. Total average deposit growth since year end 2014 was $1.2 billion. Due to the predominantly commercial nature of our client base, we experience fluctuations in our deposit base from time to time due to large deposit movements in certain client accounts, such as in connection with client-specific corporate acquisitions and divestitures. As a result, depending on the timing of these deposit movements, our quarter-end loan-to-deposit ratio has generally fluctuated from quarter to quarter. For example, our loan to deposit ratio was 91% at December 31, 2014, 86% at March 31, 2015, and 94% at both June 30, 2015 and September 30, 2015. In addition to the quarter to quarter fluctuations in deposit balances that we sometimes experience due to client-specific events, the nature of our commercial client base has historically led to gradually increasing deposit balances in the second half of the year compared to the first half, although there is no assurance that this historical trend will repeat in future years.

Of the $807.8 million period-end increase in deposits from year end 2014, $409.0 million came from clients in the financial services industry, such as securities broker-dealers ("BDs") for which we serve as a program bank in their cash sweep programs (as discussed in more detail below under "Brokered Deposits"), hedge funds and fund administrators and futures commission merchants ("FCMs"). Financial services clients have a higher propensity to generate larger transactional flows than our typical commercial client which can result in temporary deposits, especially around period ends. Furthermore, some of these deposits, particularly from hedge funds and fund administrators and FCMs, may exhibit elevated volatility due to the more complex liquidity and cash flow needs of the depositors given the nature of their businesses. This volatility can further contribute to the quarter to quarter fluctuations in our deposit base that we referenced in the preceding paragraph. Notwithstanding the larger transactional flows and potential for elevated volatility, we intend to continue utilizing deposits from financial services firms to meet our funding requirements from client needs, such as loan growth.  In light of our loan-to-deposit levels and loan growth over the past several periods, our ability to continue growing our loan portfolio may be influenced in part by our ability to continue attracting deposits, including those from financial services clients.

Because of the predominantly commercial nature of our deposit base, including from the financial services industry, we historically have had larger average deposit balances per deposit relationship than a retail-focused bank. Furthermore, a meaningful portion of our deposit base is comprised of large commercial deposit relationships, some of which are classified as brokered deposits for regulatory purposes (as discussed in more detail below under “Brokered Deposits”). The following table presents a comparison of our large deposit relationships as of the dates shown. Of our large deposit relationships of $75 million or more shown in the table below, over one-half of the deposits are from financial services-related businesses.

Table 20
Large Deposit Relationships
(Dollars in thousands)

	2015	2014
	September 30	December 31	September 30
Ten largest depositors:
Deposit amounts	$2,216,927	$2,225,641	$1,953,423
Percentage of total deposits	16%	17%	15%
Classified as brokered deposits	$1,397,789	$1,442,195	$1,312,918

Deposit Relationships of $75 Million or More:
Deposit amounts	$3,211,680	$3,285,598	$2,991,840
Percentage of total deposits (all relationships)	23%	25%	23%
Percentage of total deposits (financial services businesses only)	14%	14%	11%
Number of deposit relationships	22	22	21
Classified as brokered deposits	$1,889,752	$1,936,653	$1,824,949

Brokered Deposits

Table 21
Brokered Deposit Composition
(Dollars in thousands)

	2015	2014
	September 30	December 31	September 30
Noninterest-bearing demand deposits	$371,675	$107,564	$104,957
Interest-bearing demand deposits	266,133	641,466	415,953
Money market accounts	1,903,413	1,448,663	1,545,778
Time deposits:
Traditional	576,859	564,116	663,393
CDARS (1)	228,436	521,995	597,449
Other	87,463	82,714	101,408
Total time deposits	892,758	1,168,825	1,362,250
Total brokered deposits	$3,433,979	$3,366,518	$3,428,938
Brokered deposits as a % of total deposits	25%	26%	27%
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation based on regulatory guidance regarding classification of brokered deposits.

(1)	The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships.

The regulatory definition of brokered deposits includes any non-proprietary funds deposited, or referred for deposit, with a depository institution by a third party. “Traditional” brokered time deposits primarily refer to CDs issued in wholesale amounts through a broker-dealer and held in book-entry form at The Depository Trust & Clearing Corporation as well as CDs issued through third-party auction services. The regulatory definition of brokered deposits also encompasses certain deposits that we generate through more direct relationships with third parties. Examples of these “non-traditional” brokered deposits include insured cash sweep programs operated by BDs with which we have entered into a contract to serve as a program bank (which are discussed in more detail below) and funds administered by service providers, such as escrow agents, title companies, mortgage servicers and property managers, on behalf of third parties. With respect to these third-party service providers, we may have additional banking relationships with them and their affiliates. Our non-traditional brokered deposits are maintained across various account types, including demand, money market and time deposits, based on the needs of our clients. We believe that many of these deposits, despite falling within the definition of brokered deposits for regulatory purposes, generally constitute a stable, cost-effective source of funding and, accordingly, we view them differently from traditional brokered time deposits from a liquidity risk management perspective. We consider the non-traditional brokered deposits as an important component of our relationship-based commercial banking business, whereas we use traditional brokered time deposits as a source of longer-term funding to complement deposits generated through relationships with our clients. As part of our liquidity risk management program, we consider characteristics other than regulatory classification, such as pricing, volatility, duration and our relationship with the depositor, when assessing the stability and overall value of deposits to us.

Total brokered deposits, as defined for regulatory reporting purposes, represented 25% of total deposits at September 30, 2015 and 26% of total deposits at December 31, 2014. However, traditional brokered time deposits represented only 4% of total deposits at both September 30, 2015, and December 31, 2014. Traditional brokered deposits have a weighted average maturity date of approximately 2 years.
As noted above, a significant source of non-traditional brokered deposits are cash sweep programs operated by BDs. At September 30, 2015, and December 31, 2014, $1.5 billion, or approximately 45%, and $1.7 billion, or approximately 51%, respectively, of our total regulatory-defined brokered deposits consisted of deposits from cash sweep programs operated by BDs for which we serve as a program bank. Cash sweep programs enable the BDs’ brokerage clients to "sweep" their cash balances into an omnibus bank deposit account established at a third-party depository institution by the BD as agent or custodian for the benefit of its clients. The contracts governing our participation as a program bank have a specified term, set forth the pricing terms for the deposits and generally provide for minimum and maximum deposit levels that that the BDs will have with us at any given time.

Unlike traditional brokered time deposits, cash sweep program deposits are typically maintained in money market accounts and may be eligible for FDIC pass-through insurance. As of September 30, 2015, approximately 60% of the cash sweep program deposit balances were attributable to BDs who have had a deposit relationship with us for more than four years. In Table 20, Large Deposit Relationships, above, $1.5 billion of cash sweep program deposits were included in the deposit amounts attributable to deposit relationships of $75.0 million or more.

The following table presents our time and brokered time deposits as of September 30, 2015, with scheduled maturity dates during the period specified.

Table 22
Scheduled Maturities of Time Deposits
(Amounts in thousands)

Total
Year Ended December 31, 2015:
Fourth quarter	$500,850
2016	967,922
2017	390,211
2018	152,178
2019	89,984
2020 and thereafter	214,092
Total	$2,315,237

The following table presents our time and brokered time deposits of $100,000 or more as of September 30, 2015, which are expected to mature during the period specified.

Table 23
Maturities of Time Deposits of $100,000 or More
(Amounts in thousands)

September 30, 2015
Maturing within 3 months	$460,076
After 3 but within 6 months	206,048
After 6 but within 12 months	494,723
After 12 months	884,102
Total	$2,044,949

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

Borrowings

To supplement our deposit flows, we utilize a variety of wholesale funding sources and other borrowings both to fund our operations and serve as contingency funding. We maintain access to multiple external sources of funding to assist in the prudent management of funding costs, interest rate risk, and anticipated funding needs or other considerations. In addition, in constructing our overall mix of funding sources, we also factor in our desire to have a diversity of funding sources available to us. Some of our funding sources are accessible same-day, while others require advance notice, and some sources require the pledging of collateral, while others are unsecured. Our sources of additional funding liabilities are described below:

•
Fed Funds Counterparty Lines - Fed funds counterparty lines are immediately accessible uncommitted lines of credit from other financial institutions. The borrowing term is typically overnight. Availability of Fed funds lines fluctuates based on market conditions, counterparty relationship strength and the amount of excess reserve balances held by counterparties.

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

•
Repurchase Agreements - Repurchase agreements are agreements to sell securities subject to an obligation to repurchase the same or similar securities at a specified maturity date, generally within 1 to 90 days from the transaction date. As of September 30, 2015, we supplemented our short-term funding needs by entering into a 21-day, $58.0 million repurchase agreement that matures early fourth quarter 2015.

•
FHLB Advances - As a member of the FHLB Chicago, we have access to borrowing capacity, which is uncommitted and subject to change based on the availability of acceptable collateral to pledge and the level of our investment in stock of the FHLB Chicago.  FHLB advances can be either short-term or long-term borrowings. Late in the second quarter 2015, we obtained a 24‑month $350.0 million advance at a 0.10% floating rate. Short-term advances historically have had a term of one to three days.

•
Revolving Line of Credit - The Company has a 364-day revolving line of credit with a group of commercial banks allowing us to borrow up to $60.0 million. The maturity date is September 23, 2016. The interest rate applied on the line of credit is, at our election, either 30-day or 90-day LIBOR plus 1.75% or Prime minus 0.50%. We have the option to elect to convert any amounts outstanding under the line of credit, whether at maturity or before, to an amortizing term loan, with the balance of such loan due September 24, 2018. We did not have any amounts outstanding on the line of credit as of September 30, 2015. We use the line primarily as an additional source of funding and have not drawn on it since inception.

•
Long-Term Debt - As of September 30, 2015, we had outstanding $169.8 million of variable and fixed rate unsecured junior subordinated debentures issued to four statutory trusts that issued trust preferred securities, which currently qualify as Tier 1 capital and mature as follows: $8.2 million in 2034; $92.8 million in 2035 and $68.8 million in 2068.  We also had outstanding $125.0 million of fixed rate unsecured subordinated debentures, which currently qualify as Tier 2 capital and mature in 2042.

In addition to the foregoing, we also have access to the brokered deposit market, through which we have numerous alternatives and significant capacity, if needed. The availability and access to the brokered deposit market is subject to market conditions, our capital levels, our counterparty strength and other factors.
The following table summarizes information regarding our outstanding borrowings and additional borrowing capacity for the periods presented:
Table 24
Borrowings
(Dollars in thousands)

	September 30, 2015			December 31, 2014
	Amount	Rate		Amount	Rate
Outstanding:
Short-Term
Federal funds	$—	—%		$—	—%
FRB discount window	—	—%		—	—%
Repurchase agreements	57,965	0.40%		—	—%
FHLB advances	452,000	0.15%		428,000	0.13%
Revolving line of credit (a)	—	—%		—	—%
Total short-term borrowings (1)	$509,965			$428,000
Long-term
Junior subordinated debentures (a)	$169,788	5.26%	(2)	$169,788	5.20%	(2)
Subordinated debentures (a)	125,000	7.13%		125,000	7.13%
FHLB advances	400,000	0.55%	(3)	50,000	3.75%	(3)
Total long-term borrowings	$694,788			$344,788
Unused Availability:
Federal funds (4)	$630,500			$630,500
FRB discount window (5)	363,590			403,752
FHLB advances (6)	1,506,937			265,529
Revolving line of credit	60,000			60,000

(a)	Represents a borrowing at the holding company. The other borrowings are at the Bank.

(1)
Also included in short-term borrowings on the Consolidated States of Financial Condition but not included in this table are amounts related to certain loan participation agreements for loans originated by us that were classified as secured borrowings because they did not qualify for sale accounting treatment. As of September 30, 2015, and December 31, 2014, these loan participation agreements totaled $4.2 million and $4.4 million, respectively. Corresponding amounts were recorded within the loan balance on the Consolidated Statements of Financial Condition as of each of these dates.

(2)	Represents a weighted-average interest rate as of such date for our four series of outstanding junior subordinated debentures.

(3)	Represents a weighted-average interest rate as of such date for our outstanding long-term fixed-rate FHLB advances.

(4)	Our total availability of overnight Fed funds borrowings is not a committed line of credit and is dependent upon lender availability.

(5)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

(6)
Our FHLB borrowing availability is subject to change based on the availability of acceptable collateral for pledging (such as loans and securities) and the level of our investment in stock of the FHLB Chicago. We would be required to invest an additional $75.3 million in FHLB Chicago stock to obtain this level of borrowing capacity. In third quarter 2015, we made an additional investment of $4.9 million in FHLB Chicago stock to temporarily increase our borrowing capacity.

CAPITAL

Equity totaled $1.6 billion at September 30, 2015, increasing by $166.3 million compared to December 31, 2014, primarily attributable to $133.2 million of net income for the nine months ended September 30, 2015, and $27.2 million associated with stock-based compensation arrangements, including $14.5 million for the issuance of common stock in connection with the exercise of stock options.

Stock Repurchases and Shares Issued in Connection with Share-Based Compensation Plans

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. For the nine months ended September 30, 2015, we repurchased 170,854 shares of common stock at an average price of $34.78 per share.

We reissue treasury stock (at average cost), when available, or issue new shares to fulfill our obligation to issue shares granted pursuant to share-based compensation plans. For the nine months ended September 30, 2015, we issued 605,596 shares of common stock (representing a combination of newly issued shares and the reissuance of treasury stock) in connection with such plans largely due to the exercise of stock options. We held 1,601 shares of voting common stock as treasury stock at September 30, 2015, and 1,704 shares at December 31, 2014.

Dividends

We declared dividends of $0.01 per common share during third quarter 2015, unchanged from third quarter 2014. Based on our closing stock price on September 30, 2015, of $38.33 per share, the annualized dividend yield on our common stock was 0.10%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 1.72% for third quarter 2015 compared to 1.92% for third quarter 2014. While we have no current plans to raise the amount of the dividends currently paid on our common stock, our Board of Directors periodically evaluates our dividend payout ratio, taking into consideration internal capital guidelines, and our strategic objectives and business plans.

For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the "Supervision and Regulation" and "Risk Factors" sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Capital Management

Under applicable regulatory capital adequacy guidelines, the Company and the Bank are subject to various capital requirements adopted and administered by the federal banking agencies. These guidelines specify minimum capital ratios calculated in accordance with the definitions in the guidelines, including the leverage ratio, which is Tier 1 capital as a percentage of adjusted average assets, and the Tier 1 risk-based capital, common equity Tier 1 and the total risk-based capital ratios, which are calculated based on risk-weighted assets and off-balance sheet items that have been weighted according to broad risk categories. These minimum ratios are shown in the table below.

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

Table 25
Capital Measurements
(Dollars in thousands)

	Actual (1)		FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For "Well-Capitalized" under FDICIA
	September 30, 2015	December 31, 2014	Ratio	Excess Over Regulatory Minimum at 9/30/15	Ratio	Excess Over "Well Capitalized" under FDICIA at 9/30/15
Regulatory capital ratios:
Total risk-based capital:
Consolidated	12.28%	12.51%	8.00%	$700,801	n/a	n/a
The PrivateBank	11.82	11.95	n/a	n/a	10.00%	$296,966
Tier 1 risk-based capital:
Consolidated	10.39	10.49	6.00%	718,644	n/a	n/a
The PrivateBank	10.69	10.79	n/a	n/a	8.00%	439,263
Tier 1 leverage:
Consolidated	10.35	9.96	4.00%	1,043,376	n/a	n/a
The PrivateBank	10.65	10.24	n/a	n/a	5.00%	926,342
Common equity Tier 1 (2):
Consolidated	9.35	9.41	4.50%	794,308	n/a	n/a
The PrivateBank	10.69	10.79	n/a	n/a	6.50%	684,297
Other capital ratios (consolidated) (3):
Tangible common equity to tangible assets	9.23	8.91

(1)	Computed in accordance with the applicable regulations of the FRB in effect as of the respective reporting periods.

(2)
Effective January 1, 2015, the common equity Tier 1 ratio is a required regulatory capital measure and as presented for the 2015 periods is calculated in accordance with the new Basel III capital rules. For periods prior to January 1, 2015, this ratio was considered a non-U.S. GAAP financial measure and was calculated without giving effect to the final Basel III capital rules. Refer to Table 26, "Non-U.S. GAAP Financial Measures" for a reconciliation from non-U.S. GAAP to U.S. GAAP for periods prior to 2015.

(3)
Ratio is not subject to formal FRB regulatory guidance and is a non-U.S. GAAP financial measure. Refer to Table 26, "Non-U.S. GAAP Financial Measures" for a reconciliation from non-U.S. GAAP to U.S. GAAP presentation.

n/a    Not applicable.

As disclosed in our 2014 Annual Report on Form 10-K, in July 2013, the FRB and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier 1 ratio, increased the minimum Tier 1 capital ratio requirements and implemented a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment of excluding accumulated other comprehensive income from regulatory capital. The Company and the Bank have made this election. The final rules took effect for the Company and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules.

The table above includes the new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at which time it will be common equity Tier 1 capital equal to 2.5% of risk-weighted assets. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.

As of September 30, 2015, all of our $169.8 million of outstanding junior subordinated debentures held by trusts that issued trust preferred securities, representing 10% of Tier 1 capital, are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital as defined under FRB regulations. Under the final regulatory capital rules issued in 2013, the Tier 1 capital treatment of our trust preferred securities was grandfathered, subject to the 25% limitation of Tier 1 capital. In the event we make certain acquisitions, the Tier 1 capital treatment for these instruments could be subject to the phase-out schedule for bank holding companies that had greater than $15 billion in total assets at the time the Dodd-Frank Act was adopted. All of our outstanding trust preferred securities are redeemable by us at any time, subject to receipt of required regulatory approvals and, in the case of the remaining $68.8 million of 10% Debentures issued by PrivateBancorp Capital Trust IV, compliance with the terms of the replacement capital covenant. In fourth quarter 2014, we redeemed $75.0 million of the 10% Debentures; we will continue to evaluate market conditions and other factors in determining whether to redeem any of the remaining outstanding instruments.

For a full description of our junior subordinated debentures and subordinated debt, refer to Notes 8 and 9 of "Notes to Consolidated Financial Statements" in Item 1 of this Form 10-Q.

NON-U.S. GAAP FINANCIAL MEASURES

This report contains both U.S. GAAP and non-U.S. GAAP based financial measures. These non-U.S. GAAP financial measures include net interest income, net interest margin, net revenue, operating profit, and efficiency ratio all on a fully taxable-equivalent basis, return on average tangible common equity, tangible common equity to tangible assets, and tangible book value. We believe that presenting these non-U.S. GAAP financial measures will provide information useful to investors in understanding our underlying operational performance, our business, and performance trends and facilitates comparisons with the performance of others in the banking industry.

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

Table 26
Non-U.S. GAAP Financial Measures
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	2015			2014
	September 30	June 30	March 31	December 31	September 30
Taxable-equivalent net interest income
U.S. GAAP net interest income	$131,209	$124,622	$121,993	$116,876	$116,758
Taxable-equivalent adjustment	1,136	1,036	944	878	811
Taxable-equivalent net interest income (a)	$132,345	$125,658	$122,937	$117,754	$117,569
Average Earning Assets (b)	$16,050,598	$15,703,136	$15,293,533	$15,022,425	$14,283,920
Net Interest Margin ((a)annualized) / (b)	3.23%	3.17%	3.21%	3.07%	3.23%
Net Revenue
Taxable-equivalent net interest income	$132,345	$125,658	$122,937	$117,754	$117,569
U.S. GAAP non-interest income	30,789	33,059	33,516	30,426	30,669
Net revenue (c)	$163,134	$158,717	$156,453	$148,180	$148,238
Operating Profit
U.S. GAAP income before income taxes	$72,626	$73,668	$66,718	$60,157	$65,701
Provision for loan and covered loan losses	4,197	2,116	5,646	4,120	3,890
Taxable-equivalent adjustment	1,136	1,036	944	878	811
Operating profit	$77,959	$76,820	$73,308	$65,155	$70,402
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$85,175	$81,897	$83,145	$83,025	$77,836
Net revenue	$163,134	$158,717	$156,453	$148,180	$148,238
Efficiency ratio (d) / (c)	52.21%	51.60%	53.14%	56.03%	52.51%
Adjusted Net Income
U.S. GAAP net income available to common stockholders	$45,268	$46,422	$41,484	$37,223	$40,527
Amortization of intangibles, net of tax	353	398	397	449	458
Adjusted net income (e)	$45,621	$46,820	$41,881	$37,672	$40,985
Average Tangible Common Equity
U.S. GAAP average total equity	$1,625,982	$1,571,896	$1,522,401	$1,472,111	$1,426,273
Less: average goodwill	94,041	94,041	94,041	94,041	94,041
Less: average other intangibles	4,291	4,897	5,551	6,243	6,996
Average tangible common equity (f)	$1,527,650	$1,472,958	$1,422,809	$1,371,827	$1,325,236
Return on average tangible common equity ((e) annualized) / (f)	11.85%	12.75%	11.94%	10.89%	12.27%

Table 26
Non-U.S. GAAP Financial Measures (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Taxable-equivalent net interest income
U.S. GAAP net interest income	$377,824	$337,861
Taxable-equivalent adjustment	3,116	2,355
Taxable-equivalent net interest income (a)	$380,940	$340,216
Average Earning Assets (b)	$15,685,194	$13,931,019
Net Interest Margin ((a) annualized) / (b)	3.20%	3.22%
Net Revenue
Taxable-equivalent net interest income	$380,940	$340,216
U.S. GAAP non-interest income	97,364	87,164
Net revenue (c)	$478,304	$427,380
Operating Profit
U.S. GAAP income before income taxes	$213,012	$188,050
Provision for loan and covered loan losses	11,959	7,924
Taxable-equivalent adjustment	3,116	2,355
Operating profit	$228,087	$198,329
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$250,217	$229,051
Net revenue	$478,304	$427,380
Efficiency ratio (d) / (c)	52.31%	53.59%
Adjusted Net Income
U.S. GAAP net income available to common stockholders	$133,174	$115,856
Amortization of intangibles, net of tax	1,148	1,374
Adjusted net income (e)	$134,322	$117,230
Average Tangible Common Equity
U.S. GAAP average total equity	$1,573,806	$1,380,422
Less: average goodwill	94,041	94,041
Less: average other intangibles	4,908	7,745
Average tangible common equity (f)	$1,474,857	$1,278,636
Return on average tangible common equity ((e) annualized) / (f)	12.18%	12.29%

Table 26
Non-U.S. GAAP Financial Measures (Continued)
(Dollars in thousands)
(Unaudited)

				As of
				2014
				December 31	September 30
Common Equity Tier 1
U.S. GAAP total equity				$1,481,679	$1,435,309
Trust preferred securities				169,788	244,793
Less: accumulated other comprehensive income, net of tax				20,917	16,236
Less: goodwill				94,041	94,041
Less: other intangibles				5,885	6,627
Less: disallowed servicing rights				44	42
Tier 1 risk-based capital				1,530,580	1,563,156
Less: trust preferred securities				169,788	244,793
Common equity Tier 1 (g)				$1,360,792	$1,318,363

	As of
	2015			2014
	September 30	June 30	March 31	December 31	September 30
Tangible Common Equity
U.S. GAAP total equity	$1,647,999	$1,584,796	$1,539,429	$1,481,679	$1,435,309
Less: goodwill	94,041	94,041	94,041	94,041	94,041
Less: other intangibles	4,008	4,586	5,230	5,885	6,627
Tangible common equity (h)	$1,549,950	$1,486,169	$1,440,158	$1,381,753	$1,334,641
Tangible Assets
U.S. GAAP total assets	$16,894,605	$16,225,895	$16,361,348	$15,603,382	$15,190,468
Less: goodwill	94,041	94,041	94,041	94,041	94,041
Less: other intangibles	4,008	4,586	5,230	5,885	6,627
Tangible assets (i)	$16,796,556	$16,127,268	$16,262,077	$15,503,456	$15,089,800
Risk-weighted Assets (j)	$16,362,816	$15,706,019	$15,395,081	$14,592,655	$14,053,735
Period-end Common Shares Outstanding (k)	78,863	78,717	78,494	78,178	78,121
Ratios:
Common equity Tier 1 ratio (g) / (j) (1)	—	—	—	9.33%	9.38%
Tangible common equity to tangible assets (h) / (i)	9.23%	9.22%	8.86%	8.91%	8.84%
Tangible book value (h) / (k)	$19.65	$18.88	$18.35	$17.67	$17.08

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

The majority of our interest-earning assets are floating-rate instruments. At September 30, 2015, approximately 80% of the total loan portfolio is indexed to LIBOR, including 69% indexed to 1 month LIBOR, and 16% of the total loan portfolio is indexed to the prime rate. Of the $9.2 billion in loans maturing after one year with a floating interest rate, $1.2 billion are subject to interest rate floors, of which 89% were in effect at September 30, 2015, and are reflected in the interest sensitivity analysis below. It is anticipated that as loans renew at maturity, it will be difficult to maintain existing floors given the competitive environment. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed-rate loans and securities and interest rate swaps.

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

Based on our current simulation modeling assumptions, the following table shows the estimated impact of an immediate change in interest rates as of September 30, 2015 and December 31, 2014.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
September 30, 2015
Dollar change	$(10,820)	$18,633	$34,508	$65,939	$94,283
Percent change	-2.2%	3.8%	7.1%	13.5%	19.4%
December 31, 2014
Dollar change	$(6,216)	$16,199	$30,586	$60,158	$88,083
Percent change	-1.4%	3.6%	6.7%	13.2%	19.4%

The table above illustrates the estimated impact to our net interest income over a one-year period reflected in dollar terms and percentage change. As an example, if there had been an instantaneous parallel shift in the yield curve of +100 basis points on September 30, 2015, net interest income would increase by $34.5 million, or 7.1%, over a twelve-month period, as compared to an increase in net interest income of $30.6 million, or 6.7%, if there had been an instantaneous parallel shift of +100 basis points at December 31, 2014. The slight increase in the above interest rate asset sensitivity at September 30, 2015 compared to December 31, 2014, is due to a net increase in rate-sensitive assets. Rate-sensitive assets, particularly loans indexed to short-term rates, increased during the nine months ended September 30, 2015. The increase was funded by rate-sensitive liabilities, primarily deposits and short-term borrowings. Though modification of assumptions somewhat contributed to a decrease in sensitivity, overall asset sensitivity increased during 2015 due primarily to asset and liability compositional changes. Based on our modeling, the Company remains in an asset sensitive position and expects to benefit from a rise in interest rates. We note, however, that 80% of our loans are indexed to LIBOR, mostly one-month LIBOR, and there can be no guarantee that action by the Federal Reserve to raise the target Fed funds rate will cause an immediate parallel shift in short-term LIBOR. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2015, there were various other legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Before making a decision to invest in our securities, you should carefully consider the information discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, regarding our business, financial condition and future results. You should also consider information included in this report, including the information set forth in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements."

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company's monthly common stock purchases during the three months ended September 30, 2015, which are solely in connection with the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock and stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1 - July 31,2015	485	$40.13	—	—
August 1 - August 31, 2015	257	41.34	—	—
September 1 - September 30, 2015	117	36.48	—	—
Total	859	$39.99	—	—

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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 4, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: November 4, 2015