Form 10-K
period 2015-12-31
PRIVATEBANCORP, INC
filed 2016-02-26
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2015, determined using a per share closing price on that date of $39.82, as quoted on The Nasdaq Stock Market, was $3,062,602,693.
As of February 23, 2016, there were 79,365,230 shares of the issuer’s voting common stock, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

PrivateBancorp, Inc. (“PrivateBancorp” or the “Company” and, together with its consolidated subsidiaries, “we,” “our” or “us”), a Delaware corporation incorporated in 1989, is a Chicago-based bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company is the holding company for The PrivateBank and Trust Company (“PrivateBank” or the “Bank”), an Illinois-chartered bank founded in Chicago in 1991.

Through the Bank, we provide customized business and personal financial services to middle market companies, as well as business owners, executives, entrepreneurs and families in the markets and communities we serve. As of December 31, 2015, we had total assets of $17.3 billion, including total loans of $13.3 billion, total deposits of $14.3 billion and total stockholders’ equity of $1.7 billion and operated out of 35 offices located in 12 states, including 24 are full-service banking branches in four states. Our full-service bank branches are located principally in the greater Chicago metropolitan area, with additional branches in the St. Louis, Milwaukee and Detroit metropolitan areas. We have non-depository commercial banking offices strategically located in major commercial centers to further our reach with our core client base of middle market companies.

Our Vision and Strategy

Our vision is to be the premier commercial bank in the Midwest and profitably and responsibly grow our business while maintaining a strong asset quality profile. Our goal is to develop meaningful long-term full banking relationships with our clients by delivering high-touch service and customized product solutions across our platform. We are a Chicago-based bank that serves commercial clients across the country. Our seasoned banking teams serve our clients through a relationship-based approach to deliver banking and wealth management solutions to meet our clients’ needs. Due to our commercial focus and relationship-based model, we currently operate with a significantly smaller branch network than banks of generally comparable size, and offer commercial banking products, services and expertise that enable us to compete with larger banks for commercial clients.

Our business has transformed and grown significantly since late 2007 when we hired a group of senior commercial middle market banking executives, including our CEO, from a large Chicago-based financial institution that, at the time, recently had been acquired by a global money center bank. We initially raised a substantial amount of private equity capital to support growth under the new leadership team and invested in adding a significant number of senior commercial bankers and other professionals needed to support the expected new business. Prior to 2007, our lending business had traditionally focused on commercial real estate credits, with commercial real estate loans and construction loans collectively representing approximately 65% of our total loan portfolio as of December 31, 2007, compared to only approximately 19% for commercial loans (i.e., commercial and industrial loans and owner-occupied commercial real estate). As illustrated by the chart below, over the past eight years, we have significantly expanded our business, growing our total loans from $4.2 billion at year end 2007 to $13.3 billion at year end 2015, a compounded annual growth rate of 16% over that period, and successfully transformed from a commercial real estate and construction-focused lender to a more comprehensive commercial bank with approximately two-thirds of our loan portfolio comprised of commercial loans:

In addition to our large commercial banking business, we also have community banking and private wealth capabilities to meet our clients’ comprehensive needs and serve our markets and communities. We place significant emphasis on leveraging our high-touch, relationship-based approach to cross-sell products and value-added services to our clients, such as delivering:

•	treasury management services to our commercial borrowers, which generates non-interest fee income and serves as an important source of stable, cost-effective deposits that we use to fund loan growth;

•	interest rate and foreign currency risk management solutions to our commercial borrowers through our capital markets business;

•	consulting, advisory, custodial and trustee services to qualified and nonqualified retirement plans sponsored by our commercial clients;

•	private banking and wealth management services to owners and executives of our commercial clients; and

•	personal banking products and residential mortgages to employees of our commercial clients.

Our growth strategy is primarily focused on organic growth across our lines of business and, since 2007, most of our growth has been organic with capital initially provided by equity and subordinated debt offerings and, in more recent years, through reinvesting most of our earnings in our business. In addition to our focus on cross-selling products and services to our existing clients and acquiring new clients through referrals and business development efforts, we have, as part of our organic growth strategy, expanded our business by adding areas of specialization and recruiting experienced banking professionals with specialized industry expertise and relationships.

A strategic priority for us is to expand our stable core deposit gathering capabilities and diversify our overall funding base to support our organic loan growth. To supplement our commercial deposit gathering from middle market and small business clients, we are looking to grow our retail deposit franchise. In furtherance of this objective, we may pursue selective acquisitions from time to time, which could include community banking organizations or branches of other organizations.

Our Business

We operate Commercial Banking, Community Banking and Private Wealth businesses and seek to generate loans and fee income, gather deposits and cross-sell products and services through each. At the corporate level, we manage our investment portfolio, hedging activities and funding and liquidity , including by supplementing the deposits we generate through our lines of business.

Commercial Banking

Our Commercial Banking business focuses on the specific needs of middle market companies and serves a broad range of industries, such as manufacturing, transportation, wholesale distribution, retail and certain specialty industries discussed below. Our Commercial Banking business also includes our Commercial Real Estate group, which serves the needs of professional real estate investors and developers, and our professionals focusing on specialized industries and products, such as healthcare, finance and insurance, construction and engineering services, security alarm finance and asset-based lending. We primarily target commercial clients with approximately $10 million to $2 billion in annual revenue, although the majority of our clients generate between $20 million and $500 million annually.

Due to our history and presence in Chicago, as well as the long-standing relationships that many of our senior executives and commercial bankers have here, our largest geographic market is the Chicago metropolitan area and surrounding areas in Illinois. Since 2007, we have expanded our reach beyond Chicago and Illinois by establishing a National Commercial Banking group within our Commercial Banking business and opening several commercial banking offices in major commercial centers to build our brand, diversify our geographical exposure and expand our reach with our core client base. In addition to our bank branches in the Chicago metropolitan areas, we also conduct our banking business through branches in the St. Louis, Milwaukee and Detroit metropolitan areas and through commercial banking offices in Atlanta, Georgia; Cleveland, Ohio; Denver, Colorado; Des Moines, Iowa; Grand Rapids, Michigan; Indianapolis, Indiana; Kansas City, Missouri; Minneapolis, Minnesota; Pittsburgh, Pennsylvania; and Stamford, Connecticut. We may open additional commercial banking offices in other major commercial centers in the future to continue expanding our geographic reach and growing our Commercial Banking business.

Our Commercial Banking business also encompasses our Treasury Management, Loan Syndications and Capital Markets groups. A general overview of these groups, as well as the products and services delivered by our Commercial Banking teams, is set forth below.

Commercial Loans. We offer commercial borrowers revolving lines of credit for working capital needs, term loans to finance expansion, acquire inventory or equipment or otherwise support growth, and standby and performance letters of credit to facilitate transactions with trading partners. Included in our commercial loans are loans secured at least in part by non-residential owner-occupied commercial real estate where the cash flows from the borrowers’ businesses, as opposed to cash flows from the real estate itself, serve as the primary source of loan repayment. Also included within our commercial loans are leveraged loans, which are primarily underwritten on the recurring cash flow and earnings of the borrower, typically to finance leveraged buyouts, add-on acquisitions, recapitalizations and other strategic initiatives, and generally have higher debt-to-earnings ratios compared to other commercial loans.

At December 31, 2015, we had a $8.6 billion commercial loan portfolio, which comprised 65% of our total loan portfolio. We believe our commercial loan portfolio is well diversified among borrowers, industries and geographies. The average note size of our commercial loans is approximately $3.5 million, although given the nature of our business, we also have many significantly larger commercial loan relationships, including some that exceed $25 million.

As part of our Commercial Banking business, our relationship managers also source syndicated lending opportunities arranged by other banks in which we participate in a non-lead capacity, particularly in situations where we have a pre-existing relationship with the borrower and/or its principals or have an opportunity to cross-sell other products and services to them. Of our $13.3 billion in total loans outstanding at December 31, 2015, $2.6 billion, or 19%, were syndicated loans for which we were a non-lead participant; of this $2.6 billion, $1.8 billion were Shared National Credits (“SNCs”), which are loan transactions of at least $20 million that are shared by three or more regulated depository institutions. The SNCs in which we have participated in a non-lead role typically are led by one or more of the global money center banks or large super regional banks.

Commercial Real Estate Loans. We offer professional real estate investors and developers credit solutions for the construction, acquisition, redevelopment and refinancing for major core property types, including office, industrial, retail, multifamily, student housing and for-sale housing. We provide financing opportunities for privately-held, entrepreneurial real estate companies as well as for REIT and other institutional real estate clients. We generally are a short- and medium-term lender for commercial real estate properties. The majority of our investor and developer clients are based within our geographic footprint, although the properties financed for them may be located in other regions. Our commercial real estate specialists are located in the Chicago, Illinois; Atlanta, Georgia; Denver, Colorado; Detroit, Michigan; Milwaukee, Wisconsin; Minneapolis, Minnesota; and St. Louis, Missouri markets. At December 31, 2015, we had a $3.4 billion commercial real estate portfolio (exclusive of construction loans) and a $522.3 million construction portfolio, which comprised 25% and 4%, respectively, of our total loan portfolio. The average note size of our commercial real estate loans is approximately $4.7 million, although as noted above, we also have many significantly larger credit relationships in our commercial real estate business.

Specialized Industries and Products. Within our Commercial Banking business, we have several teams of commercial bankers that focus on a particular industry or a specific product offering that can be offered across industries. These specialty banking teams employ relationship managers with relevant industry experience and/or specialized product knowledge in order to provide tailored banking solutions to fit the unique needs of clients in certain industries or offer sophisticated lending products to commercial borrowers. We believe that having banking professionals with expertise in and a focus on specialized industries and products enables us to build stronger relationships with clients and better serve their unique banking needs.

Our largest industry specialty is our healthcare team. We employ experienced healthcare industry professionals who understand the industry’s unique challenges and regulatory framework and the numerous healthcare sub-markets. We have a particular focus on the senior care sector, including independent, assisted living and skilled care/nursing facilities. Lending relationships in this industry group are primarily with for-profit borrowers and the average size of the credit relationship per borrower tends to be larger compared to our non-specialty commercial lending portfolio. As of December 31, 2015, we had a $1.8 billion healthcare loan portfolio, which represented 21% of our commercial loan portfolio and 14% of our total loan portfolio. We also have professionals specializing in the following industries and products:

•
Finance and Insurance Industry - focus on the needs of clients in the finance and insurance industry generally, with particular emphasis on a number of specific industries and product types, such as the following:

◦
Capital Call Bridge Loans to Private Equity Funds - providing lines of credit to private equity funds secured by limited partner capital commitments, which provide temporary liquidity as a “bridge” to the next investor capital call

◦
Specialty Finance - providing loans to nonbank specialty finance lenders that provide various types of financing, such as consumer financing, auto financing, equipment financing or other types of asset-based lending

◦
Financial Institutions - providing depository, cash management and lending products and services to community banks, financial sponsors, hedge funds, asset managers and futures commission merchants (“FCMs”);

•	Construction and Engineering Industry - focuses on the needs of engineering firms, construction contractors (general, prime, sub and specialty) and building material suppliers;

•	Security Alarm Industry - focuses on companies engaged in providing security and medical alert services;

•
Asset-Based Lending - structure and originate lending solutions secured by a specific pool of assets, such as receivables, inventory or equipment, for commercial clients across a variety of industries; and

•
Structured Finance - collaborate with our commercial banking relationship managers across a variety of industries to deliver leveraged financial solutions, such as loans underwritten according the quality of the client’s free cash flows, to our commercial clients.

Treasury Management. We have a team of treasury management professionals that work with our commercial banking relationship managers to deliver comprehensive treasury management solutions for our commercial clients to manage their cash and liquidity needs. We offer receivables solutions, such as remote capture and wholesale lockbox services, payables solutions, reporting, reconciliation and data integration solutions and deposit account and investment options for optimizing earnings on excess cash balances.

As a commercial-focused bank, our largest source of deposits is our commercial client base and, accordingly, we actively cross-sell our treasury management products and services to our commercial clients and focus on lending relationships where we believe we have an opportunity to acquire deposits and provide treasury management products and services. We offer our commercial clients an earnings credit rate, which reduces the amount of treasury management fees charged to a client based on the average balance maintained by the client in noninterest-bearing deposit accounts. As of December 31, 2015, approximately 75% of our commercial clients had a treasury management relationship with us. For the year ended December 31, 2015, treasury management was our largest source of non-interest income at $30.6 million, or 24%, of total non-interest income.

Loan Syndications. We have a loan syndications team that generates fee revenue by arranging for other lenders to participate in a loan transaction either at a borrower’s request or in connection with us strategically managing the composition of our loan portfolio to, among other things, mitigate our risk exposure to a single borrower, transaction or industry. In larger lending transactions, we may arrange loans on a best-efforts basis (in which we commit to extend only a portion of the total commitment, pro rata with other lenders, and the borrower obtains the full credit request only if the syndications team arranges sufficient commitments from other lenders or investors) or we may fully underwrite credit facilities (in which we commit to lend the full credit facility to the client and, following the initial closing, syndicate portions of that credit to other lenders). In this way, syndications allow us to structure, and serve as the lead arranger for lending transactions that we may not otherwise be able to participate in, as we are able to reduce our credit exposure to the client relationship and/or decrease loan concentrations by industry, type or size. Serving as the lead for these lending transactions may enhance our ability to retain or acquire the deposit and treasury management relationship and obtain future business from the borrower. In 2015, our syndications team generated $17.2 million, or 13%, of total non-interest income. We syndicate both commercial loans (59% of syndication fees in 2015) and commercial real estate loans (41% of syndication fees in 2015). As of December 31, 2015, of our $13.3 billion in total loans outstanding, we had $2.0 billion of retained balances from syndicated loan transactions for which we serve as the lead or co-lead.

Capital Markets. We have a team of capital markets professionals that work with our commercial banking relationship managers to assist our commercial clients with their risk management objectives by offering a suite of interest rate and foreign currency hedging solutions. Our interest rate management products, such as interest rate swaps, caps, floors, collars and swaptions, assist our borrower clients in protecting themselves from unexpected interest rate movements, achieving predictable debt service payments and balancing their mix of fixed and floating-rate debt. To assist clients with their management of foreign currency transactions, we offer foreign currency wire transfers and facilitate collection of foreign currency drafts and checks, and to assist with their management of currency fluctuations, we offer foreign exchange forwards, window forwards, swaps and options. We also provide foreign currency risk management services to clients, such as developing foreign exchange policies and providing research. For the year ended December 31, 2015, our capital markets group generated $18.5 million, or 14%, of total non-interest income.

Community Banking

Our Community Banking business serves the personal, residential mortgage and small business banking needs of consumers and small businesses through our bank branches. Our Community Banking business is focused primarily on the Chicago metropolitan area, where most of our bank branches are located.

Retail Banking. Through a network of 24 full service branch office locations, of which 19 are in Chicago and its suburbs, we provide traditional personal banking and investment products and services, including checking, savings and money market deposit accounts, certificates of deposit (“CDs”), health savings accounts, and personal lending products, such as home equity loans and lines of credit, auto loans (primarily for used cars), secured and unsecured loans (often used to fund educational costs or consolidate debt) and overdraft protection loans. We also offer retail deposit products through The Palladian PrivateBank, our online banking portal.

Residential Mortgage Banking. We offer a full range of residential mortgage loans for purchasing or refinancing one- to four-family residential properties, primarily through a correspondent model in which we originate loans for sale in the secondary market based on the underwriting standards of third-party investors and transfer servicing rights together with the sale of the loan. In certain cases, we retain originated mortgage loans for our portfolio, primarily jumbo and nonconforming loans. We currently do not service loans for other entities. We have residential mortgage origination teams in the Chicago, St. Louis, Milwaukee and Detroit markets to serve the residential mortgage needs of the communities in which we have bank branches. As of December 31, 2015, we employed 27 residential mortgage loan originators. During 2015, we originated and sold approximately $470.9 million of first mortgage loans, which generated $14.1 million, or 11%, of total non-interest income.

Small Business Banking. Our small business banking group focuses primarily on businesses with less than $10 million of revenue and their owners, as well as non-profit organizations. This group operates primarily through a Chicago-based team in our network of branch office locations and offers loans, deposits and treasury management products and services similar to those of our Commercial Banking business, but on a smaller scale. Because of the smaller size of businesses served by this group as compared to our Commercial Banking business, small business loans are generally underwritten based in part on the credit of the individual owners. We also are a participating lender in U.S. Small Business Administration loan programs. Consistent with our strategy of cross-selling products and services, we seek to identify opportunities for referring individual owners of our small business clients to our Private Wealth business and its dedicated team of private bankers.

Private Wealth

Our Private Wealth business provides private banking and financial advisory, trustee, and asset management services to high net-worth individuals (generally those with more than $1 million of investable assets) and asset management and retirement plan services to for-profit and not-for-profit corporate/institutional clients. We offer our Private Wealth services mostly in the Chicago market and from our banking offices in the St. Louis, Milwaukee and Detroit markets, where we have full-service Private Wealth teams. Consistent with our relationship-based model and focus on cross-selling products and services to our clients, our Private Wealth business places a particular emphasis on servicing our commercial banking clients and their owners and executives. As of December 31, 2015, approximately 22% of our commercial clients had a relationship with our Private Wealth business. The products and services offered to our Private Wealth clients include the following:

•
Private Banking and Financial Advisory - Our private banking team delivers a full range of banking solutions to high net-worth individuals, including deposits, loans and lines of credit for personal, business and investment purposes, such as residential secured loans, lines secured by investment securities and other secured and unsecured lines of credit. We also assist clients with financial planning needs around life events such as retirement or education.

•
Trustee Services - Our trust department serves as corporate custodian and/or trustee for a variety of personal trusts and retirement plans and provides other custodial, guardianship/conservatorship and estate administration services. We also offer escrow services for business transactions and legal settlements, qualified intermediary services for tax-deferred real estate transactions and “qualified custodian” services for clients who are holding assets on behalf of their clients.

•
Asset Management - Our asset management team provides investment management services to individual and corporate/institutional clients, which involves creating asset allocation strategies for each client’s particular situation while using third-party investment managers to execute these strategies.

•
Corporate Retirement Plan Services - Our trust and asset management teams provide consulting, advisory, custodial and trustee (either directed or full/discretionary) services to qualified and nonqualified retirement plans sponsored by our commercial clients.

Custody and escrow services involve safeguarding and administering client assets but do not involve providing investment management services. These assets are considered to be “non-managed” assets under management and administration (“AUMA”) and have a significantly lower fee structure than “managed” AUMA, which are assets for which we provide investment management services. As of December 31, 2015, we had total AUMA of $7.3 billion from which we generated $18.0 million of non-interest income, 89% of which was attributable to managed AUMA.

Deposit Generating Activities

We rely on a relationship-based approach to generate deposits through our Commercial Banking, Community Banking and Private Wealth businesses. Generating core deposits through our lines of businesses is one of our key strategic objectives, as deposits serve as our primary source of funding for loan growth. In furtherance of this objective, we focus our lending efforts primarily on clients where we have the opportunity to cross-sell deposit, treasury management and other products and services and develop comprehensive banking relationships. Given the commercial focus of our business, a majority of our deposit base is comprised of commercial accounts, which typically have larger average deposit balances than retail accounts. As of December 31, 2015, approximately 70% of our deposits were attributable to accounts managed in our Commercial Banking business.

In addition to traditional deposits sourced through our lines of business, another important source of deposits for us are cash sweep programs operated by broker-dealers (“BDs”) with which we have entered into a contract to serve as a program bank. The contracts governing our participation as a program bank have a specified term, set forth the pricing terms for the deposits and generally provide for minimum and maximum deposit levels that the BDs will have with us at any given time. We believe these cash sweep program deposits provide a stable, cost-effective source of funding. The regulatory definition of “brokered deposits,” however, includes any non-proprietary funds deposited, or referred for deposit by a third party. As a result, our cash sweep program deposits are classified for regulatory purposes as brokered deposits. We refer to these and other similar deposits as “non-traditional” brokered deposits to distinguish them from traditional brokered time deposits that are acquired through deposit brokers in the wholesale market.

We also maintain access to a number of wholesale funding sources, including traditional brokered time deposits, which we use, as needed, to supplement our funding sources and manage liquidity. Since 2007, in connection with our strategic plan to transition to a middle market focused commercial bank, we have significantly reduced our reliance on traditional brokered time deposits.

We have a relatively small number of commercial depositors that maintain substantial balances with us (including BDs for which we serve as a cash sweep program bank), resulting in concentrations of large deposits. The table below provides detail on our large deposit relationships, a significant portion of which are financial services-related businesses. The amount of large deposits classified as brokered provided in the table below are primarily cash sweep program deposits.

Large Deposit Relationships
(Dollars in thousands)

	December 31,
	2015	2014
Ten largest depositors:
Deposit amounts	$2,229,471	$2,225,641
Percentage of total deposits	16%	17%
Classified as brokered deposits	$1,255,315	$1,442,195
Deposit Relationships of $75 Million or More:
Deposit amounts	$3,247,548	$3,285,598
Percentage of total deposits (all relationships)	23%	25%
Percentage of total deposits (financial services businesses only)	15%	14%
Number of deposit relationships	22	22
Classified as brokered deposits	$1,752,329	$1,936,653

For information regarding our deposits, see “Funding and Liquidity Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 9 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Investment and Hedging Activities

We maintain a managed investment securities portfolio intended to provide liquidity, maximize risk-adjusted total return, and provide a means to modify our asset/liability position as deemed appropriate. We invest primarily in residential mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or U.S. Government-sponsored enterprises, which totaled 73% of our investment portfolio at December 31, 2015. We also invest in bank-qualified tax-exempt obligations of states and local political subdivisions, which totaled 15% of our investment portfolio at December 31, 2015. We also invest in U.S. Treasury and U.S. agency securities. The investment portfolio is one of the tools we use to manage our net asset/liability position in an attempt to mitigate the interest rate risk sensitivity and characteristics of our loan portfolio. For information regarding our investment portfolio, see “Investment Portfolio Management” in “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” in Item 7 and Note 3 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

We also use interest rate derivatives as part of our asset/liability management strategy to hedge interest rate risk in our primarily floating-rate loan portfolio. These interest rate derivatives essentially convert certain floating-rate commercial loans to fixed-rate in order to reduce the variability in forecasted interest cash flows due to market interest rate changes. Depending on market conditions, we may reduce or expand this program and enter into additional interest rate swaps. For more information regarding our use of these cash flow hedges, and the potential impact on interest income and other non-interest income on our consolidated statements of income, see Note 17 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Competition

We conduct business in the highly competitive financial services industry, which has been and continues to be impacted by significant and increasing government regulation, increasing technological demands and disruption and the presence of many new non-bank competitors. In particular, there is significant competition among commercial banking institutions in the Chicago market, which continues to be a fragmented market with a large number of banking organizations despite significant consolidation over the past decade, and in the broader Midwestern market in which most of our operations and relationships are located. According to the FDIC’s Summary of Deposits as of June 30, 2015 (the most recent date publicly available), there were 202 banking organizations operating in the Chicago metropolitan statistical area (“MSA”). As of such date, we had the eighth highest deposit market share in the Chicago MSA, and the third highest among banking organizations headquartered in the Chicago MSA, at 3.1%. The three largest banking organizations operating in the Chicago MSA (JPMorgan Chase & Co., Bank of Montreal/BMO Harris Bank and Bank of America Corp.) collectively had a 46.0% deposit market share.

We compete for loans, deposits, treasury management, wealth management and other financial products and services with community, regional, national, and international commercial banks, thrifts, credit unions, asset-based non-bank lenders, specialty finance companies, consumer finance companies, commercial and residential mortgage banking companies, investment banks, brokerage firms, investment advisors, and other providers of financial products and services. More specifically, with respect to our Commercial Banking business, because our core client base is middle market companies with $10 million to $2 billion of annual revenue, we generally find ourselves competing primarily with super-regional and national commercial banks, asset-based non-bank lenders and commercial mortgage banking companies. Many of these competitors have substantially greater financial resources, lending limits and larger office and branch networks, and greater access to lower cost deposits and capital, than we do and therefore may be able to compete more effectively on loan pricing or terms and/or offer products and services beyond what we offer. Additionally, the non-bank lenders are not subject to the same degree of regulation as that imposed on banking organizations and often are able to structure and price loans more aggressively than us. While we face pressure on loan structure, pricing and other terms for commercial lending relationships, we focus on lending transactions where we currently have, or believe we have the opportunity to develop, a comprehensive banking relationship with the client.

In all of our businesses, we seek to distinguish ourselves through consistent delivery of superior levels of client service, customized solutions and responsiveness expected by our clients rather than competing on price.

We also face competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees and retain and motivate existing employees, particularly our relationship bankers.

For more information on competition-related and other risks facing the Company, see “Risk Factors” in Item 1A of this Form 10-K.

Employees

As of December 31, 2015, we employed a total of 1,219 full-time-equivalent employees, which is a significantly smaller employee base than banks of similar size, due in part to our commercial bank model and comparatively small branch network.

Segments

For information regarding our three business segments for financial reporting purposes - Banking (comprised of our Commercial Banking business, Community Banking business and the private banking business within Private Wealth), Asset Management (comprised of the trust and asset management business within Private Wealth) and Holding Company Activities - see “Operating Segments Results” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 21 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10‑K.

Available Information

Our investor relations Internet address is investor.theprivatebank.com. We make available at this address, free of charge, our annual report on Form 10-K, our annual reports to stockholders, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

SUPERVISION AND REGULATION

General

Banking is a highly regulated industry. The following is a summary of certain aspects of various statutes, regulations and supervisory guidance applicable to the Company and our subsidiaries. This summary is not complete, however, and is qualified in its entirety to the applicable statutes and regulations. These statutes and regulations may change, or additional statutes or regulations could be adopted, in the future and we cannot predict what effect (if any) these changes or new statutes or regulations, if any, could have on our business or revenues. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of customers and the banking system in the United States. As such, actions taken by bank regulatory agencies may conflict with or be adverse to the interests of the stockholders of banks and bank holding companies.

PrivateBancorp is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the “FRB”) pursuant to the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act of 1956, as amended, and the regulations issued thereunder, are collectively referred to as the “BHC Act”), and we are subject to regulation, supervision and examination by the FRB. PrivateBank is an Illinois state-chartered bank and, as such, is subject to supervision and examination by the Illinois Department of Financial and Professional Regulation (the “IDFPR”). As a FRB non-member bank, the Bank’s primary federal regulator is the FDIC.

Bank Holding Company Regulation

Basel III Capital Rules. As of January 1, 2015, new capital rules promulgated by the FRB and the FDIC became effective. These new rules, referred to as “the Basel III Capital Rules,” established a new comprehensive capital framework for U.S. banking organizations based on the Basel Committee on Banking Supervision’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the prior U.S. risk-based capital rules. The Basel III Capital Rules modified the definitions of the components of capital and addressed other issues that impact the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also modified certain risk weights and address other issues that impact the denominator in banking institutions’ regulatory capital ratios and replaced the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

The Basel III Capital Rules, among other things, (i) introduced the capital measure called “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to prior regulations.

Under the Basel III Capital Rules, the minimum capital ratios that are currently applicable, together with their levels under prior regulations, are as follows:

•	4.5% CET1 to risk-weighted assets (new ratio);

•	6.0% Tier 1 capital to risk-weighted assets (previously 4.0%);

•	8.0% Total capital to risk-weighted assets (unchanged); and

•	4.0% Tier 1 capital to average quarterly assets (the “Leverage Ratio”) (unchanged).

The Basel III Capital Rules also created a new capital component referred to as the “capital conservation buffer,” which is designed to enhance a banking institution’s ability to absorb losses during periods of economic stress by placing restrictions on the institution’s dividends, equity repurchases and discretionary bonus payments to executive officers if the institution does not have capital meeting or exceeding the required buffer. The capital conservation buffer will begin being phased in on January 1, 2016 and will be fully phased-in as of January 1, 2019. When fully phased-in, the capital conservation buffer will require a banking institution to maintain additional CET1 at least equal to 2.5% of risk-weighted assets over the minimum risk-based capital ratios described above, which will result in the following minimum capital ratios to avoid restrictions on dividends, equity repurchases and discretionary bonus payments:

•	7.0% CET1 to risk-weighted assets;

•	8.5% Tier 1 capital to risk-weighted assets; and

•	10.5% Total capital to risk-weighted assets.

Regarding the phase-in schedule, the applicable capital conservation buffer amount as of January 1, 2016 is 0.625% of risk-weighted assets, and will increase by 0.625% each year until fully implemented as 2.5% of risk-weighted assets in January 2019.

The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1, or all such categories in the aggregate exceed 15% of CET1. Under capital standards in effect as of December 31, 2014, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, non-advanced approaches banking organizations, including PrivateBancorp and the Bank, were permitted to make a one-time permanent election to continue to exclude accumulated other comprehensive income items from regulatory capital. PrivateBancorp and the Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio.

The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from being included as Tier 1 capital of bank holding companies, subject to a phase-out period. Trust preferred securities no longer included in an organization’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out. Under the rules, however, for bank holding companies like us that had less than $15 billion in total consolidated assets as of December 31, 2009, trust preferred securities that were issued prior to May 19, 2010 are grandfathered in as a component of Tier 1 capital. Bank holding companies with grandfathered trust preferred securities will become subject to the Tier 1 capital treatment phase-out schedule for other bank holding companies with assets greater than $15 billion at the time of any acquisition that results in post-closing total consolidated assets equal to or greater than $15 billion. The Tier 1 capital treatment of our existing $169.8 million in trust preferred securities is currently grandfathered under the rules, but if we pursue balance sheet growth through acquisitions or mergers, such trust preferred securities may lose their Tier 1 capital treatment and become Tier 2 capital.

Implementation of the deductions and other adjustments to CET1 began at 40% on January 1, 2015 and are being phased-in over a four-year period (an additional 20% on July 1, 2016 and an additional 20% per year thereafter).

The Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act (the “FDI Act”), which are applicable to the Bank. Specifically, under the Basel III Capital Rules, to be deemed to be “well-capitalized” for prompt corrective action purposes, an institution must meet the following minimum ratios (with their required levels under prior regulations noted in parentheses):

•	6.5% CET1 to risk-weighted assets (new ratio);

•	8.0% Tier 1 capital to risk-weighted assets (previously 6.0%);

•	10.0% Total capital to risk-weighted assets (unchanged); and

•	5.0% Leverage Ratio (unchanged).

Please see the “Capital Requirements and Prompt Corrective Action” section below for more information.

The well-capitalized thresholds described above for the Bank are also relevant to the Company’s capital ratios on a consolidated basis, as the FRB’s Regulation Y provides that well-capitalized bank holding companies are entitled to certain exemptions and expedited processing for certain requested corporate transactions. Additionally, in the current regulatory environment, a bank holding company may be unable to obtain regulatory approval for a proposed acquisition or merger if it is not well-capitalized and will not be well-capitalized on a pro forma basis.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and result in higher risk weights for a variety of asset categories as compared to Basel I. Specific rules that impact the Bank’s determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due;

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%);

•
Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction;

•	Providing for a 100% risk weight for claims on securities firms; and

•	Eliminating the 50% cap on the risk weight for OTC derivatives.

Under its current capital adequacy guidelines, the FRB emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate above the minimum ratios. These guidelines also state that banking organizations experiencing growth, whether internally or by making acquisitions, are expected to maintain strong capital positions substantially above the minimum levels. The FRB may also require a banking organization to maintain capital above the minimum levels based on factors such as the organization’s financial condition or anticipated growth, or perceived risk profile of its statement of financial condition.

As of December 31, 2015, PrivateBancorp and the Bank satisfied all capital adequacy requirements under the Basel III Capital Rules, including the capital conservation buffer on a fully phased-in basis, with a 9.54% CET1 to risk-weighted assets ratio, a 10.56% Tier 1 capital to risk-weighted assets ratio, a 12.37% total capital to risk-weighted assets ratio and a 10.35% Leverage Ratio.

Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. Liquidity risk management has become increasingly important since the financial crisis. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are expected to incent banking entities subject to these tests to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

The federal bank regulators approved final rules implementing the LCR, which is applicable only to banking organizations with total consolidated assets of $250 billion or more or on-balance sheet foreign exposure of $10 billion or more. Organizations with $50 billion or more in total assets are subject to a “modified” LCR with less stringent requirements. The LCR generally requires these large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR technically only applies to these larger banking organizations and not to PrivateBank due to our size, certain elements are expected to filter down to all insured depository institutions through the supervisory process. Similarly, even though the NSFR will not apply to organizations, such as PrivateBank, with less than $50 billion in total assets, after the federal regulators adopt rules to implement the NSFR, certain elements of those rules can be expected to filter down to all insured depository institutions through the supervisory process.

Source of Strength. In accordance with longstanding policy of the FRB, which was codified by the Dodd-Frank Act, a bank holding company is expected to act as a source of financial and managerial strength to its banking subsidiaries and commit resources to support them. The FRB takes the position that in implementing this policy, it may require a bank holding company to provide financial support to its subsidiaries at times it deems appropriate.

Acquisitions and Activities. The BHC Act requires prior FRB approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With limited exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the FRB has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, such as owning and operating a savings association, performing functions or activities that may be performed by a trust company, owning a mortgage company, or acting as an investment or financial advisor. The FRB, as a matter of policy, may require a bank holding company to be well-capitalized at the time of filing an acquisition application and upon consummation of the acquisition and will consider the pro forma impact of the proposed transaction on capital adequacy.

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

Tie-in Arrangements. Under the BHC Act and FRB regulations, we are prohibited from engaging in tie-in arrangements in connection with an extension of credit, lease, or sale of property or furnishing of services. Accordingly, we may not condition a client’s purchase of one of our products on the purchase of another product, unless both products are considered traditional banking products for regulatory purposes.

Interstate Banking and Branching Legislation. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”), bank holding companies that are well-capitalized and managed are allowed to acquire banks across state lines subject to certain limitations. States may prohibit interstate acquisitions of banks that have not been in existence for at least five years. The FRB is prohibited from approving an application for acquisition if the applicant controls more than 10% of the total amount of deposits of insured depository institutions nationwide. In addition, interstate acquisitions may also be subject to statewide concentration limits.

Furthermore, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. Approval of interstate bank mergers is subject to certain conditions, including: well-capitalized and well-managed standards, CRA compliance and deposit concentration limits, compliance with federal and state antitrust laws and compliance with applicable state consumer protection laws. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law. In addition, the Interstate Banking Act, as amended by the Dodd-Frank Act, permits a bank, with the approval of the appropriate federal and state bank regulatory agencies, to establish a de novo branch in a state other than the bank’s home state if the law of the state in which the branch is to be located would permit establishment of the branch if the out of state bank were a state bank chartered by such state.

Ownership Limitations. Under the federal Change in Bank Control Act, a person may be required to obtain the prior regulatory approval of the FRB before acquiring the power to directly or indirectly control the management, operations or policies of PrivateBancorp or before acquiring control of 10% or more of any class of our outstanding voting stock. Under the Illinois Banking Act, any acquisition of PrivateBancorp stock that results in a change in control may require prior approval of the IDFPR.

Dividends. In the FRB’s policy statement on the payment of cash dividends by bank holding companies, the FRB has expressed its view that a bank holding company should inform the FRB and should eliminate, defer or severely limit the payment of dividends if (i) the bank holding company’s net income for the past four quarters is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The policy statement also provides that the FRB should be informed in advance prior to declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends. Additionally, as discussed above under “—Basel III Capital Rules,” the capital conservation buffer will begin being phased in on January 1, 2016, with full phase-in by January 1, 2019. If we do not maintain the required amount of CET1 to meet the capital conservation buffer amounts, our ability to pay dividends will be restricted.

In addition to the restrictions on dividends imposed by the FRB, Delaware law also places limitations on the ability of a corporation to pay dividends. Corporations may only pay dividends out of surplus or net profits in accordance with Delaware law. The ability of a holding company to pay dividends may also depend on the receipt of dividends from its banking subsidiaries. During 2015, the Bank did not make any dividend payments to the holding company and we used the cash maintained at the holding company level to pay dividends. During 2014, the Bank paid $100.0 million in dividends to the Holding Company.

Bank Regulation

The Bank is subject to extensive supervision and regulation by various federal and state authorities. Additionally, as an affiliate of the Bank, PrivateBancorp is also subject, to some extent, to regulation by the Bank’s supervisory and regulatory authorities. As mentioned above, the Bank is an Illinois state-chartered bank and as such, is subject to supervision and examination by the IDFPR. As a FRB non-member bank, the Bank’s primary federal regulator is the FDIC and, as a depository institution with more than $10 billion in assets, the Bank is subject to the jurisdiction of the Consumer Financial Protection Bureau (the “CFPB”) relative to consumer protection laws.

Regulatory Approvals and Enforcement. Federal and state laws require banks to seek approval by the appropriate federal or state banking agency (or agencies) for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office and, in some cases, to engage in new activities or form subsidiaries.

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

Transactions with Affiliates. Federal and state statutes place certain restrictions and limitations on transactions between banks and their affiliates, which include holding companies. Among other provisions, these laws place restrictions upon:

•	extensions of credit by an insured depository institution to the bank holding company or any non-banking affiliates;

•	the purchase by an insured depository institution of assets from affiliates;

•	the issuance by an insured depository institution of guarantees, acceptances or letters of credit on behalf of affiliates; and

•	investments by an insured depository institution in stock or other securities issued by affiliates or acceptance thereof as collateral for an extension of credit.

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

Dividends. Federal and state laws restrict and limit the dividends the Bank may pay. Under the Illinois Banking Act, the Bank may not pay dividends of an amount greater than its net profits after deducting losses and bad debts. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well secured and in the process of collection.

In addition to the foregoing, the ability of the Bank to pay dividends may be affected by the various minimum capital requirements (previously described) and the capital and non-capital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”), as described below.

Reserve Requirements. The Bank is subject to FRB regulations requiring depository institutions to maintain noninterest-earning reserves against its transaction accounts. For net transaction accounts in 2016, the first $15.2 million of a bank’s transaction accounts (subject to adjustments by the FRB) are exempt from the reserve requirements. The FRB regulations generally require 3% reserves on a bank’s transaction accounts totaling between $15.2 million and $110.2 million. For transaction accounts totaling over $110.2 million, FRB regulations require reserves of $2.85 million plus 10% of the amount over $110.2 million.

Cross-Guaranty. Under the FDI Act, an insured institution that is commonly controlled with another insured institution shall generally be liable for losses incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled insured institution, or for any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default.

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

The capital rules discussed previously set forth the current prompt corrective action requirements to be deemed well-capitalized and adequately capitalized. See the “Capital Requirements” section above.

Stress Testing. Financial institutions with total consolidated assets between $10 billion and $50 billion are subject to rules adopted by the federal bank regulatory agencies implementing the stress test requirements under the Dodd-Frank Act. Specifically, under the stress rest rules required by the Dodd-Frank Act, we are required to assess the potential impact of a minimum of three macroeconomic scenarios-baseline, adverse and severely adverse scenarios-on our consolidated balance sheet (including risk-weighted assets), income statement and capital. This assessment is referred to as “DFAST.” We are required to conduct the DFAST on an annual basis, submit the results to the FRB and the FDIC and publicly disclose a summary of such results under the supervisory severely adverse scenario. We completed the required DFAST and submitted the results to the FRB and the FDIC in March 2015, and in June 2015 publicly disclosed a summary of the results under the supervisory severely adverse scenario.

Insurance of Deposit Accounts. Under FDICIA, the Bank, as a FDIC-insured institution, is required to pay deposit insurance premiums based on the risk it poses to the Deposit Insurance Fund (“DIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve required ratios in the insurance fund and to impose special additional assessments.

The FDIC rules on deposit insurance assessment implement a provision in the Dodd-Frank Act that broadens the assessment base from one based on domestic deposits to one based on total assets less average tangible equity. In addition to broadening the assessment base, the rules establish a separate risk-based assessment system for “large institutions” with more than $10 billion in assets, such as PrivateBank, and for other large, highly complex institutions. Under these rules, large institutions are subject to different minimum and maximum total assessment rate ranges. The ranges are subject to certain adjustments by the FDIC without further rulemaking. The large bank pricing system is intended to result in higher assessments for banks with concentrations of “higher-risk assets,” less stable balance sheet liquidity, or potentially higher loss severity in the event of failure. The FDIC defines higher-risk assets for deposit insurance assessment purposes as “higher-risk commercial and industrial loans,” construction and development loans and “higher-risk consumer loans.” Higher-risk commercial and industrial loans are defined as loans to borrowers who have an operating leverage ratio exceeding a specified amount and are using the proceeds for specified purposes; a portion (but not all) of our leverage loans are considered to be higher-risk assets under for this purpose. Refer to Table 13 in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for our levels of higher-risk assets as of December 31, 2015 and 2014. Brokered deposits generally contribute to an increase in FDIC insurance assessments due to their impact on the loss severity factor and the core deposit and balance sheet liquidity ratios used to calculate the assessments.

The FDIC provides deposit insurance on qualifying accounts in an amount up to $250,000. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. We do not know of any practice, condition or violation that might lead to termination of deposit insurance for the Bank.

The Dodd-Frank Act raised the minimum reserve ratio of the DIF from 1.15% to 1.35% of estimated insured deposits, which ratio is required to be attained by September 30, 2020, eliminated the size limit of the DIF, and directed the FDIC to issue a rule establishing a new designated reserve ratio. Pursuant to this directive, the FDIC issued a rule setting a designated reserve ratio at 2.0% of insured deposits. These policies may result in increased assessments on certain institutions, including the Bank, with more than $10 billion in assets.

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

Compliance with Consumer Protection and Fair-Lending Laws. The Bank is subject to many state and federal statutes and regulations designed to protect consumers, such as privacy laws, the Truth in Lending Act (Regulation Z), the Truth in Savings Act (Regulation DD), the fair lending laws including the Equal Credit Opportunity Act (Regulation B) and the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act (Regulation C) and the Fair and Accurate Credit Transactions Act. Among other things, these statutes and regulations:

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

The CFPB has primary responsibility for implementing, examining, and enforcing compliance with federal financial consumer protection laws with respect to banking organizations with total consolidated assets of $10 billion or more, such as the Bank. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices and to enforce consumer lending and nondiscrimination laws. Pursuant to its responsibility, the CFPB frequently brings enforcement actions against banks and their affiliates and continues to conduct various studies that may lead to future regulation.

In addition, the CFPB is responsible for overseeing compliance with the Truth in Lending Act (“TILA”) and the Real Estate Settlement Procedures Act (“RESPA”). In particular, these regulatory provisions:

•	prohibit certain compensation for mortgage brokers based on certain loan terms (e.g., compensation based on yield spread premiums);

•	more highly regulate mortgage servicing activities including error resolution, force placing insurance, and loss mitigation and collection activity;

•
require financial institutions to make a reasonable and good faith determination that borrowers have the ability to repay loans for which they apply. If a financial institution fails to make such a determination, a borrower can assert this failure as a defense to foreclosure and will have the potential to recover their finance charges, fees, damages and attorney’s fees. The rules create a “safe harbor” (a conclusive presumption for loans that meet certain criteria and are not high-priced loans that the financial institution made a good faith and reasonable determination of the borrower’s ability to repay); and

•	impose appraisal requirements for high cost loans and loans secured by first lien residential mortgages.

The CFPB has implemented new rules that simplify and integrate the mortgage disclosures required under TILA and RESPA. The Bank believes that it is in compliance with these disclosure requirements.

With respect to electronic transfers of foreign currency originated by consumers, the Bank is required to make certain disclosures of, among other things, U.S. and foreign taxes and fees, foreign exchange rate, total amounts paid and to be received, and error resolution and cancellation rights.

In part due to the formation of the CFPB pursuant to the Dodd-Frank Act, there has been increased attention to enforcement of consumer protection laws by federal regulatory authorities, particularly with respect to “unfair, deceptive or abusive” acts and practices as well as increased scrutiny of banks’ programs for compliance with consumer lending laws and regulations, including fair lending laws. Among other things, fair lending laws prohibit practices that result in disparate treatment or disparate impact on minority groups in connection with residential mortgages and other consumer lending activities. Failure to comply with laws, regulations, or new consumer protection standards applicable to us or the expectations of our regulators relating to compliance practices could result in regulatory sanctions, civil money penalties or adverse actions against us, which in turn could increase our compliance burden and costs of doing business, restrict our ability to expand our business or damage our reputation.

Throughout 2014 and 2015, we strengthened our fair lending compliance program to satisfy regulatory expectations. We created a dedicated community lending team and invested in expanded marketing and advertising to strengthen our mortgage lending outreach to underserved borrowers and communities across our market areas. During the second quarter 2015, the Bank was assigned a “satisfactory” rating on the FDIC’s evaluation of the Bank’s performance under the Community Reinvestment Act (the “CRA”) for the 2010 to 2012 assessment period, and in the first quarter 2016, the Bank was assigned a satisfactory CRA rating for performance during 2013, 2014 and a portion of 2015 taking into account the results of our fair lending program.

Community Reinvestment. Under the CRA, a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution’s community lending performance, particularly to low- and moderate income individuals and neighborhoods and small businesses in its assessment areas, taking into account fair lending practices; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and small businesses; and (c) service, to evaluate the institution’s delivery of products and services through its branches and automated teller machines, as well as its service to the community. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions.

The CRA requires that all institutions make public disclosure of their CRA ratings. As noted above, the Bank was assigned a “satisfactory” rating in the first quarter 2016 for its most recent CRA performance evaluation, which covered our performance during 2013, 2014 and a portion of 2015.

Real Estate Lending Concentrations. The FDIC, FRB and the Office of the Comptroller of the Currency (the “OCC”) have jointly issued supervisory guidance on concentrations in commercial real estate lending. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance focuses on institutions properly identifying whether they have a commercial real estate concentration and, if so, instituting the appropriate risk management procedures and increasing capital so that it is commensurate with the risk of having such a concentration.

Leveraged Lending Guidance. In March 2013, the FDIC, the FRB and the OCC jointly issued supervisory guidance on leveraged lending to update and revise their previous interagency guidance issued in April 2001, which addressed expectations for the content of credit policies, the need for well-defined underwriting standards, the importance of defining an institution’s risk appetite for leveraged loan transactions, and the importance of stress-testing exposures and portfolios. The impetus for the updated guidance was the significant growth in the volume of leveraged credit and in the participation of unregulated (i.e., non-bank) investors in the leveraged loan market since the original guidance was issued, as well as changes in the loan structures and underwriting standards in the industry over such time. The updated and revised regulatory guidance describes expectations for the sound risk management of leveraged lending activities, including the importance for institutions to maintain, among other things, a credit limit and concentration framework consistent with the institution’s risk appetite, strong pipeline management policies, and procedures and guidelines for conducting periodic portfolio and pipeline stress tests. As a predominantly commercial bank, we participate in the leveraged lending market, both as an originator, underwriter and (in some cases) syndicator of such loans and as a non-lead participant in syndicated leveraged loans. Although the revised interagency guidance does not impose specific limitations on leveraged lending, in accordance with the expectations set forth in the guidance, we have enhanced our risk management practices with respect to such lending, with ongoing monitoring of the level of leveraged loans in relation to our capital.

Allowance for Loan and Lease Losses. In December 2006, the federal bank regulatory agencies issued an Interagency Policy Statement revising their previous policy on the Allowance for Loan and Lease Losses (“ALLL”), which was issued in 1993. The policy statement was updated to ensure consistency with U.S. generally accepted accounting principles (“U.S. GAAP”) and post-1993 supervisory guidance. According to the revised policy statement, the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports. Because of its significance, each institution has responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the ALLL and the provision for loan and lease losses.

The policy statement provides that to fulfill this responsibility, each institution should ensure controls are in place to consistently determine the ALLL in accordance with U.S. GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with long-standing supervisory guidance, the policy states that institutions must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan portfolio as of the evaluation date. Estimates of credit losses should reflect consideration of all significant factors that affect the collectability of loans in the portfolio as of the evaluation date. Arriving at an appropriate allowance involves a high degree of management judgment because of the inputs and assumptions that are used in our ALLL model, the lagging characteristics of a historical loss model and the qualitative adjustments that are applied to the quantitative output from such model.

Dodd-Frank Wall Street Reform and Consumer Protection Act

Since its enactment in 2010, the Dodd-Frank Act has significantly changed the financial regulatory landscape and affected the operating activities of financial institutions and their holding companies, as well as others. Across the financial industry, the burden of compliance with the Dodd-Frank Act and its myriad implementing rules and regulations (many of which are still pending or not yet proposed) have increased operating costs and adversely impacted revenues and these burdens and headwinds are expected to continue, and perhaps increase, for the foreseeable future. We cannot predict the impact that additional future implementing rules and regulations pursuant to the Dodd-Frank Act may have on our business or the industry as a whole. In addition to those provisions already discussed above, the Dodd-Frank Act also implemented provisions that, among other things:

•	Increase the regulation of derivatives and hedging transactions that were previously conducted over the counter, including interest rate swaps and foreign exchange transactions, including imposing:

•	additional reporting requirements for historical, transitional and post-enactment trades.

•
mandatory clearing requirements for certain swaps, which impose increased costs and new collateral requirements for us and, in some cases, clients, although many of the Bank’s clients are eligible to apply for the end user clearing exemption.

•	requirements to execute certain swaps on an exchange or swap execution facility creating market transparency which could lead to compressed margins.

•
Under the provisions commonly known as the “Volcker Rule,” limit and regulate a financial institution’s ability to engage in proprietary trading or to own or invest in hedge funds and private equity funds.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position and office, and business experience during at least the past five years, of our current executive officers are set forth below.

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Larry D. Richman (63)	President and Chief Executive Officer, and member of the Board of Directors, of PrivateBancorp and The PrivateBank since November 2007. Prior to joining the Company, Mr. Richman was President and Chief Executive Officer of LaSalle Bank, N.A. and President of LaSalle Bank Midwest N.A., which were sold to Bank of America Corporation on October 1, 2007. Mr. Richman began his career with American National Bank and joined Exchange National Bank in 1981, which merged with LaSalle Bank in 1990.	2007
C. Brant Ahrens (45)
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
		2007
Karen B. Case (57)	Executive Vice President of the Company and President of Commercial Real Estate of the Bank. Prior to joining the Company in October 2007, Ms. Case was Executive Vice President of LaSalle Bank, N.A. overseeing the Illinois Commercial Real Estate group. Prior to joining LaSalle Bank in 1992, Ms. Case established and managed the Midwest real estate lending operations for New York-based Marine Midland Bank.	2007
Jennifer R. Evans (57)	Executive Vice President, General Counsel and Corporate Secretary of the Company. Prior to joining the Company in January 2010, Ms. Evans was a consultant to various financial institutions, audit committees and public companies regarding compliance, regulatory and disclosure matters. Ms. Evans served as Executive Vice President and General Counsel for MAF Bancorp, Inc. and its subsidiary Mid America Bank from 2004 to 2007 following 20 years in private practice with the law firm Vedder Price P.C.	2010
Bruce R. Hague (61)	Executive Vice President of the Company and President of National Commercial Banking of the Bank, with responsibility for our regional banking and commercial lending offices. Prior to joining the Bank in October 2007, Mr. Hague spent 15 years at LaSalle Bank, N.A., where he ultimately became Executive Vice President of National Commercial Banking, responsible for 23 regional banking offices, including all commercial regional offices located throughout the United States, International Corporate Banking, the LaSalle Leasing Group, Corporate Finance, and Treasury Management Sales.	2007
Kevin M. Killips (61)
Executive Vice President of the Company and Chief Financial Officer of PrivateBancorp and The PrivateBank since March 2009. In addition to his responsibility for all financial functions, Mr. Killips assumed additional leadership responsibility for operational functions in early 2012. Prior to joining the Company, Mr. Killips served as controller and chief accounting officer of Discover Financial Services (NYSE: DFS) from March 31, 2008. Prior to joining Discover Financial Services, Mr. Killips was employed by LaSalle Bank, N.A., where he worked for nearly ten years and ultimately served as Corporate Executive Vice President, North American Chief Accounting Officer and Corporate Controller. Prior to working at LaSalle Bank, he was director of Internal Audit, and then Vice President-Finance for leasing operations at Transamerica Corporation. Mr. Killips, a certified public accountant, also worked for Ernst & Young from 1979-1993.
		2009

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Bruce S. Lubin (62)	Executive Vice President of the Company and President of Illinois Commercial Banking of the Bank. From December 2009 to February 2012, he also had leadership responsibility for the Private Wealth group. Prior to joining the Bank in October 2007, Mr. Lubin was executive vice president and head of the Illinois Commercial Banking Group at LaSalle Bank, N.A. Mr. Lubin had been employed by LaSalle Bank since 1990, when it acquired Exchange National Bank. Mr. Lubin was an employee of Exchange National Bank beginning in 1984.	2007
Kevin J. Van Solkema (55)
Executive Vice President of the Company and Chief Credit Risk Officer of the Bank. Prior to joining the Company in January 2008, Mr. Van Solkema was previously employed by LaSalle Bank, N.A. as Deputy Chief Credit Officer. From March through June 2007, Mr. Van Solkema was employed by CitiMortgage before rejoining LaSalle Bank. Prior to that, Mr. Van Solkema served as Head of Consumer Risk Management for ABN AMRO North America/LaSalle Bank, which included responsibility for all credit and operational risk management activities for ABN AMRO Mortgage Group, as well as LaSalle Bank’s consumer lending and portfolio mortgage units. Mr. Van Solkema was Head of Risk Management at Michigan National Bank prior to it being acquired by LaSalle Bank in 2001.
		2008
Leonard Wiatr (68)	Executive Vice President of the Company and Chief Risk Officer of the Bank. Prior to joining the Company in March 2008, Mr. Wiatr served at ABN AMRO and its subsidiary LaSalle Bank Corp. as Executive Vice President. Previous to that, he held the role of Examiner-In-Charge for Large Bank Supervision for the Office of the Comptroller of the Currency, where he spent 33 years.	2010
Vicki Znavor (55)
Executive Vice President and Chief Human Resources Officer of the Company. Prior to joining the Company in 2013, Ms. Znavor was Vice President, Performance Management Program Manager for The Northern Trust Company from November 2009. Previous to that, she held the role of Vice President Continuous Improvement for Sara Lee Corporation, where she worked for over 27 years and served in various roles which included responsibilities over executive compensation, recruitment and talent management, employee relations, payroll, benefit plans, employee communications, human resources information systems, strategic planning and transformation management.
		2013

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings are available to the public over the Internet, free of charge through the investor relations section of our website at http://investor.theprivatebank.com and through the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Copies of these documents also can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington D.C. 20549 or by calling 1-800-SEC-0330 for additional information on the operation of the public reference facility.

The following documents can be accessed through our web site or are available in print upon the request of any stockholder to our corporate secretary:

•	certificate of incorporation,

•	by-laws,

•	charters of the audit, compensation, and corporate governance committees of our board of directors

•	corporate code of ethics,

•	corporate governance guidelines, and

•	excessive or luxury expenditures policy.

Within the time period required by the SEC and The NASDAQ Stock Market, we will post on our web site any substantive amendment to our code of ethics and any waiver to the code of ethics applicable to any of our executive officers or directors. In addition, our website includes information concerning purchases and sales of our securities by our executive officers and directors. References to our website addressed in this report are provided as a convenience and do not constitute, and should not be deemed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

Our corporate secretary can be contacted by writing to PrivateBancorp, Inc., 120 South LaSalle Street, Chicago, Illinois 60603, Attn: Corporate Secretary. Our investor relations department can be contacted by telephone at (312) 564-2000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not historical facts may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements represent management’s current beliefs and expectations regarding future events, such as our anticipated future financial results, credit quality, liquidity, revenues, expenses, or other financial items, and the impact of business plans and strategies or legislative or regulatory actions. Forward-looking statements are typically identified by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or other comparable terminology.

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results or conditions to differ from those reflected in forward-looking statements include:

•	uncertainty regarding geopolitical developments and the U.S. and global economic outlook that may continue to impact market conditions or affect demand for certain banking products and services;

•	unanticipated developments in pending or prospective loan transactions or greater-than-expected paydowns or payoffs of existing loans;

•	competitive pressures in the financial services industry relating to both pricing and loan structures, which may impact our growth rate;

•
unforeseen credit quality problems or changing economic conditions that could result in charge-offs greater than we have anticipated in our allowance for loan losses or changes in value of our investments;

•	unanticipated changes in monetary policies of the Federal Reserve or significant changes in the pace of, or market expectations for, future interest rate increases;

•	availability of sufficient and cost-effective sources of liquidity or funding as and when needed;

•	unanticipated losses of one or more large depositor relationships, or other significant deposit outflows;

•	loss of key personnel or an inability to recruit appropriate talent cost-effectively;

•
greater-than-anticipated costs to support the growth of our business, including investments in technology, process improvements or other infrastructure enhancements, or greater-than-anticipated compliance or regulatory costs and burdens;

•	the impact of possible future acquisitions, if any, including the costs and burdens of integration efforts; or

•
failures or disruptions to, or compromises of, our data processing or other information or operational systems, including the potential impact of disruptions or security breaches at our third-party service providers.

Forward-looking statements are subject to risks, assumptions and uncertainties and could be significantly affected by many factors, including those set forth in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Form 10-K as well as those set forth in our subsequent periodic and current reports filed with the SEC. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

ITEM 1A. RISK FACTORS

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities. The risks discussed below are those that we believe are the most significant risks to our business plans and strategies and financial performance, although additional risks not presently known to us or that we currently deem less significant may also adversely affect our business, financial condition and results of operations, perhaps materially. Before making a decision to invest in our securities, you should carefully consider the risks and uncertainties described below and elsewhere in this report.

A significant portion of our loan portfolio is comprised of commercial loans, many of which are larger credit relationships, including some that are leveraged loans. The repayment of such loans is largely dependent upon the financial success and viability of the borrower and the state of the economy.

Our commercial loan portfolio, which includes commercial and industrial loans and owner-occupied commercial real estate loans, totaled $8.6 billion, or 65% of our total loan portfolio, at December 31, 2015. The repayment of the commercial loans is largely dependent upon the financial success and viability of the borrower, which generally is impacted by the state of the overall economy, rather than through the operation or liquidation of the underlying collateral. The collateral securing commercial loans, such as accounts receivable, inventory, equipment and real estate specific to the borrower’s use, may be difficult and costly to liquidate given its often unique nature. As a result, if a commercial loan defaults and we foreclose on the underlying collateral, we may not be able to recover the full principal amount of the loan, which would increase our credit costs.

A portion of our commercial and industrial loans are leveraged loans, which are primarily underwritten on the basis of the recurring earnings of the borrower, and have a higher ratio of debt-to-earnings and lower collateral coverage as compared to commercial and industrial loans not characterized as leveraged. As a result, in the event of a default, the loss potential generally is greater for leveraged loans as compared to more traditional commercial and industrial loans with more collateral coverage.

Over the past few years, the federal bank regulatory agencies have jointly issued updated supervisory guidance, and increased their examination focus, on leveraged lending by regulated institutions due to the significant growth in the volume of leveraged credit issued, developments in how some leveraged loans are structured and their desire to ensure risk management practices in the leveraged loan market keep pace with market developments. A majority of our leveraged loan portfolio are loans that are classified as “higher-risk assets” by the FDIC under its risk-based deposit insurance assessment framework.  Refer to Table 13 in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As we manage our overall risk appetite to adapt to market and economic conditions affecting the leveraged loan market, including reduced demand by the banking industry to participate in syndicated leveraged loan transactions, our future loan growth could be impacted.

Many of our commercial loans involve larger relationships. We had 149 individual credit relationships with credit commitments exceeding $25 million, most of which are commercial loans, which totaled $5.0 billion of commitments and represented $2.8 billion of outstanding loans, or 21% of our loan portfolio, at December 31, 2015. The borrowers in some of these credit relationships may be related to other obligors as guarantors or share related ownership structures. Of our largest commitments, commitments exceeding $50 million represented $688.3 million in total commitments and $232.1 million of outstanding loans at December 31, 2015, compared to $339.0 million in total commitments and $71.1 million of outstanding loans at December 31, 2014. Because of their size relative to our overall loan portfolio, the unexpected occurrence of an adverse event or development affecting one or more of these large client relationships could materially affect our results of operation and financial condition, including by causing quarterly fluctuations in our credit costs and credit quality metrics.

Consistent with our middle market commercial lending focus, we have several industry and product type concentrations within our loan portfolio. These particular industries and product types are subject to specific risks that could adversely affect our business.

Several industry and product type concentrations within our loan portfolio are subject to specific risks that could adversely affect our financial condition and results of operations to the extent they have correlated risk. Some of these portfolio concentrations and their particular risks include the following:

•
Manufacturing - This is the largest industry classification within our commercial loan portfolio, with 21% of our commercial loan portfolio, or $1.8 billion, at December 31, 2015 consisting of loans to borrowers whose primary business activity was manufacturing. While our manufacturing portfolio does not have significant direct exposure to the oil and gas industry, and we believe our portfolio is well diversified, during 2015, primarily in the second half of the year, the overall U.S. manufacturing sector experienced a significant slowdown, as evidenced by declines or slowing rates of growth in a number of key indicators and these developments may impact the financial health of our manufacturing borrowers. This could adversely impact our credit quality and increase our credit costs, as well as reduce demand for new credit by manufacturing borrowers, which could have an adverse impact on our loan growth rate.

•
Healthcare - This is the second largest industry classification within our commercial loan portfolio, as 21% of our commercial loan portfolio, or $1.8 billion, at December 31, 2015, consisted of healthcare-related loans. Such loans are comprised primarily of loans secured by skilled nursing and assisted living facilities that are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Accordingly, our clients and their ability to service debt may be adversely impacted by the financial health of state or federal payors and the ability of governmental entities, many of which have experienced budgetary stress in the recent economic environment, to make paym ents for services previously provided. As of December 31, 2015, 64% of the healthcare portfolio was secured by facilities in five states, with Illinois representing the highest percentage of facilities at 21%.

•
Commercial Real Estate - In addition to our large commercial loan portfolio, we have a significant commercial real estate portfolio, with $3.4 billion of commercial real estate loans (excluding construction loans) as of December 31, 2015, representing 25% of our total loan portfolio. Although commercial real estate values, and the net operating income generated by them, are influenced by the overall health of the U.S. economy, they also can be significantly impacted by other factors such as market interest rates, excess capacity or lack of supply of comparable properties in the particular market and global geopolitical events given the importance of foreign investor participation in U.S. real estate markets. If the value of commercial real estate were to decline materially due to the foregoing or other factors, a significant portion of our commercial real estate loan portfolio could become under-collateralized. If our commercial real estate loans were to become troubled during a time of depressed commercial real estate values, we may not be able to realize the value of the collateral that we anticipated at the time of originating the loan, which could increase our credit costs and have a material adverse effect on our financial condition and results of operations.

The success of our business is dependent on ongoing access to sufficient and stable, cost-effective sources of liquidity.

Our primary sources of funding are deposits and, to a lesser extent, Federal Home Loan Bank (“FHLB”) borrowings. We rely on these funding sources to provide sufficient liquidity to support our loan growth on a cost-effective basis while accommodating the transaction and cash management needs of our clients. Our deposit base is primarily comprised of commercial clients and institutional depositors and relatively concentrated in large relationships, with our ten largest deposit relationships comprising 16% of total deposits at December 31, 2015. At year end 2015, we had 22 client relationships with greater than $75 million in deposit balances, which totaled $3.2 billion, or 23%, of total deposits. The unanticipated loss of one or more large deposit relationships, or significant movements in large deposit accounts, could stress our liquidity and possibly require us to utilize higher cost contingency funding sources. A majority of our large deposit relationships of $75 million or more come from financial services clients, such as securities broker-dealers for which we serve as a cash sweep program bank, hedge funds and fund administrators and futures commission merchants.  Financial services clients have a higher propensity to generate large transactional flows, which contributes to liquidity risk, and some of these deposits, particularly from hedge funds, fund administrators and futures commission merchants, may exhibit elevated volatility and be more sensitive to financial stress as compared to other commercial deposits due to the more complex liquidity and cash flow needs of financial services clients given the nature of their businesses. Additionally, large commercial deposits may be more sensitive to interest rate increases as compared to smaller retail deposits, which could cause our deposit costs to increase more quickly in a rising rate environment than if we had a larger retail deposit base.
As of December 31, 2015, we had outstanding borrowings from the FHLB of $770.0 million. Because we rely on FHLB borrowings to supplement our deposits, if we were unable to borrow additional amounts from the FHLB because of insufficient eligible collateral or other conditions, we would need to supplement our deposits with an alternate source of funds, which could increase our cost of funding and may not match our funding needs as well as FHLB borrowings.
The importance of stable sources of funding is heightened for a predominantly commercial banking business because of unfunded commitments extended to commercial clients. Our total unfunded commitments to extend credit, including obligations to issue letters of credit, were $6.6 billion as of December 31, 2015. Given the large size of many of our credit relationships, significant draws on outstanding commitments by a few clients may adversely impact our liquidity and require us to utilize higher cost contingency funding. Until we expand our retail deposit gathering capabilities, we may have difficulty increasing the stability of our deposit base to mitigate our liquidity risk.
A prolonged period of economic uncertainty or worsening of current economic conditions, in the U.S. or globally, could have a material adverse effect on our financial condition and results of operations.

Banking, and the financial industry in general, is reliant on the strength of the broader economy. Although the U.S. economy has experienced gradual improvement since the depths of the last recession in 2009, there continue to be economic headwinds from muted GDP growth, limited wage growth, low inflation, and a strong U.S. dollar. Market conditions are also impacted by continued uncertainty related to U.S. and European fiscal issues, slowdown in economic growth in China, the U.S. political climate at the national and local levels, global economic conditions and geopolitical tensions. In addition, the financial condition of the State of Illinois and the City of Chicago (higher corporate tax rates, significant budget deficits, large unfunded pension obligations and a deteriorating credit rating), where we do the majority of our business, may contribute to an adverse climate for doing business in the state and city, which could negatively impact us to the extent it leads to declines in business activity in Illinois and the greater Chicago metropolitan area. Although we do not hold direct obligations of the State of Illinois, such conditions can also negatively affect the market value of those municipal bonds that are obligations of municipalities domiciled in Illinois. The foregoing uncertainties could result in, among other things, a deterioration of credit quality, impairment of real estate and other collateral values or reduced demand for credit or other products and services we offer to clients, which could materially adversely affect our financial condition and results of operations.

Our allowance for loan losses may be insufficient to absorb losses in our loan portfolio.

Every loan we make carries a certain risk of non-payment. This risk is affected by, among other things:

•	the credit risks posed by the particular borrower and loan type;

•	the duration and structure of the loan;

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

•	the ability to identify potential repayment issues in loans at an early stage; and

•	changes in economic and industry conditions.

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. We determine the allowance using our historical default and loss information, current risk ratings for our loans and certain qualitative factors that are assessed by management. The application of qualitative factors, in particular, requires a significant amount of management judgment. We may incur aggregate losses on our loan portfolio that exceed, perhaps by a significant amount, the $160.7 million that we have reserved in the allowance at December 31, 2015, particularly if economic conditions were to materially worsen.

Because the predominantly commercial nature of our loan portfolio results in us having a greater number of larger credit relationships than many other banks of a generally comparable size, as evidenced by the fact that 21% of our loan portfolio at December 31, 2015 was comprised of credit relationships in amounts exceeding $25 million, adverse developments with respect to even a small number of credit relationships could lead to a significant increase in our allowance for loan losses and related provision expense in a given period. The occurrence of an adverse rating migration for one or more large loans, particularly a leveraged loan, could require a meaningful increase in our allowance for loan losses and related provision expense under our allowance methodology. In light of the foregoing, we may experience significant variability in our quarterly provision expense and charge-offs and overall credit quality trends.

We may be adversely affected by the failure of interest rates to meaningfully increase from their prolonged historically low levels.

Our operating results are largely dependent on our net interest income, which is the difference between the interest income earned on earning assets, primarily loans and investment securities, and the interest expense paid on deposits and borrowings. The spread between the yield on our interest-earning assets and our overall cost of funds has been compressed in the prolonged low interest rate environment, with our ability to increase contractual loan yields limited by continued strong competition in the lending market. Because we price loans primarily on a variable-rate basis (generally to LIBOR), we believe our balance sheet is well-positioned to benefit from a rising interest rate environment.  However, it is more difficult to predict the impact of a rising interest rate environment on our cost of funds, as funding costs are significantly dependent on a a number of factors outside of our control, such as client deposit behavior and deposit pricing pressure from competitors. Interest rates are affected by numerous factors, including monetary policy of the Federal Reserve and expectations regarding the same, and future interest rate levels are inherently difficult to predict. There can be no assurances as to when or if the Federal Reserve will act to meaningfully raise interest rates or the extent to which our net interest income will benefit if such increases occur.

Over the past several years, the Federal Reserve implemented various significant economic strategies that impacted interest rates, inflation, and the shape of the yield curve and future actions or strategies could further impact such conditions, which could adversely affect our operating results.

Over the past several years, the Federal Reserve implemented a series of domestic monetary policy initiatives in response to economic conditions, including the purchase of U.S. treasury securities and mortgage-backed securities (commonly known as “quantitative easing” (“QE”)). Among other things, QE strategies were intended to create or maintain a low interest rate environment and stimulate economic activity, and have theoretically caused interest rates to remain lower than they would have been without such involvement. The Federal Reserve formally ended the QE program during the fourth quarter of 2014, but market interest rates nevertheless remain highly dependent on actions of the Federal Reserve and market participants’ expectations about such actions. As discussed above, our net interest income is significantly dependent on the level of market interest rates given their impact on loan yields and deposit costs. More generally, market interest rates also influence many other elements of our business, such as asset management fees (as interest rates impact equity and fixed income values, which drive such fees), mortgage banking revenue (as interest rates impact the demand for mortgages and gains on sales to the secondary market), capital markets revenue (as interest rates, and expectations about future direction, impact client demand for interest rate derivatives and foreign currency volatility), syndication fees (as interest rates impact pricing and demand for syndicated loans), loan growth (as interest rates can impact the overall economy and, as a result, demand for new credit) and gains, losses and yields on our investment securities portfolio. Accordingly, actions by the Federal Reserve and market expectations about potential actions could adversely affect our operating results, including by creating volatility in such results.

Our business could be significantly impacted if we, or our third party service providers, suffer failure, cyber-attack or disruptions of information systems, our employees cause an operational failure or our clients suffer losses due to fraudulent or negligent acts by their employees or third parties in connection with their banking transactions.

We rely heavily on communications, data processing and other information processing systems to conduct and support our business, many of which are provided through third-parties. If our third party providers encounter difficulties or become the source of an attack on or breach of their operational systems, data or infrastructure, or if we have difficulty communicating with any such third party system, our business operations could suffer. Any failure or disruption to our systems, or those of a third party provider, could impede our transaction processing, service delivery, customer relationship management, data processing, financial reporting or risk management. Our computer systems, software and networks, and those of our third party providers, may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses, denial of service attacks, malicious social engineering or other malicious code, or cyber-attacks that circumvent our prevention measures or are beyond what we can reasonably anticipate, and such events could result in material loss. Additionally, we could suffer disruptions to our systems or damage to our network infrastructure from events that are wholly or partially beyond our control, such as electrical or telecommunications outages, natural disasters, widespread health emergencies or pandemics, or events arising from local or larger scale political events, including terrorist acts. Furthermore, in light of rapid technological advancements, we must continually mature our cybersecurity risk management program to address emerging risks. If significant failure, interruption or security breaches do occur in our processing systems or those of our third party providers, we could suffer significant damage to our reputation, a loss of customer business, additional regulatory scrutiny, or exposure to civil litigation, additional costs and possible financial liability.

Due the nature of our business, we regularly process transfers of large amounts of money to and from our clients’ accounts. To do so, we are dependent on the actions of our employees and instructions from our clients and, therefore, we are exposed to operational and fraud risks. We could be materially adversely affected from a financial or reputational perspective if our employees cause a significant operational failure that leads to significant client loss. Additionally, if our clients are victim to operational failure or fraud by their own employees or third parties relating to their accounts with us, we could suffer reputational harm and loss of business even if we have no liability for such failure or fraud.

The loss of one or more key employees or lending teams may adversely affect our business.

We are a relationship-driven organization. Our continued growth and development is dependent in large part upon the efforts of our key relationship managers who have primary contact with our clients and responsibility for maintaining personalized relationships with our client base. These personalized relationships are a key aspect of our business strategy. The loss of one or more of these key employees, or a lending team, could have a material adverse effect on our business if we are unable to hire suitable replacements or we are unable to successfully retain the client relationships of departing employees.

We have counterparty risk; the creditworthiness of other financial institutions could expose us to losses on contracts we have with these institutions and adversely affect our ability to provide services to our clients, specifically products and services relating to foreign exchange, interest rate derivatives and letters of credit.

Our ability to provide certain products and services could be adversely affected by the actions and financial health of other banks. Banks are interrelated as a result of lending, clearing, correspondent, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more banks, or the banking industry generally, have in the past led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of the transactions engaged in by us in the ordinary course of business, particularly in our capital markets group, expose us to credit risk in the event of default of a financial institution counterparty. While we hold collateral in most such transactions, collateral may be insufficient to mitigate our losses, as we may be unable to realize or liquidate at prices sufficient to recover the full amount of our exposure. Such losses could have a material and adverse effect on our financial condition and results of operations.

Our capital markets group offers to clients a range of foreign exchange and interest rate derivatives products. Although we do not engage in any proprietary trading and we structure these client-generated trading activities to mitigate our exposure to market risk, we remain exposed to various risks, the most significant of which is counterparty risk, which may be most significant in foreign exchange transactions where timing differences between settlement centers can result in us paying the counterparty before actually receiving the funds. In addition, for swaps we execute with counterparties to mitigate the market risk of our customer trades, we may be required to post collateral to secure our obligations related to those trades; if such a counterparty invokes the protection of insolvency laws, then the collateral posted to secure our obligations to that counterparty may be trapped with, and potentially subject to claims of creditors of, that counterparty.

We are highly regulated and may be adversely affected by a failure to comply with banking laws, regulations and regulatory expectations or changes in such laws, regulations and regulatory expectations.

We, like all banking organizations, are subject to extensive supervision, regulation and examination. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer protection, fair lending, privacy, information security and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality, risk management, management ability and performance, earnings, liquidity, and various other factors. Under this structure, the regulatory agencies have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or regulations or are otherwise inconsistent with regulatory expectations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations. For example, regulatory scrutiny of compliance with consumer lending and protection laws and regulations has increased significantly over the past several years since the creation of the CFPB following enactment of the Dodd-Frank Act, particularly with respect to “unfair, deceptive or abusive” acts or practices and alleged fair lending violations. A failure by us to comply with applicable laws and regulations or expectations of our regulators (including the CFPB) relating to safe and sound banking or compliance practices could result in regulatory sanctions, civil money penalties or other adverse actions against us, which in turn could increase our compliance burden and costs of doing business, restrict our ability to expand our business or result in damage to our reputation. Furthermore, if we significantly expand our retail deposit franchise, through acquisitions or otherwise, we may be required to increase our investment in consumer compliance resources.

Changes in laws, regulations and other regulatory requirements affecting the financial services industry, and the effects of such changes, are difficult to predict and may have unintended consequences. New regulations or changes in the regulatory environment could limit the types of financial services and products we may offer, the demand for existing products and services, and/or increase the ability of non-banks to offer competing financial services and products, among other things. We may incur increased costs related to additional staffing, professional services and information technology resources to support compliance or data collection and data analytics to satisfy evolving expectations for enhanced risk and liquidity management processes and new regulatory reporting requirements.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We conduct business in the highly competitive financial services industry, which has been and continues to be impacted by significant and increasing government regulation, increasing technological demands and disruption and the presence of many new non-bank competitors. Our future success will depend on our ability to compete effectively in this environment. With respect to our Commercial Banking business, we compete primarily with super-regional and national commercial banks, asset-based non-bank lenders and commercial mortgage banking companies. Many of these competitors have substantially greater financial resources, lending limits and larger office and branch networks, and greater access to lower cost deposits and capital, than we do and therefore may be able to compete more effectively on loan pricing or terms and/or offer products and services beyond what we offer. In recent years, in which credit costs and interest rates have been low, we have experienced significant competitive pressure in pricing and structuring loans in certain of our loan segments. Because we generate earnings primarily from the difference between the interest earned on loans and the interest we pay on deposits, this pricing pressure has impacted, and is expected to continue impacting, our margins.

Remaining competitive will require ongoing investments in technology to satisfy expectations of our clients, enhance service delivery, support new products and services and efficiently grow our business. Additionally, increasing our retail deposit gathering capabilities in a competitive environment may require significant investments by us, such as by enhancing digital strategies, opening new branches or acquiring retail deposit franchises, which also could impact our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The executive offices of PrivateBancorp are located in downtown Chicago, Illinois at 120 South LaSalle Street. This building which houses a majority of our general corporate functions is leased from an unaffiliated third party. We conduct our business primarily through the Bank at 24 full service banking offices in the greater Chicago, Detroit, Milwaukee, and St. Louis metropolitan areas. We also have business development offices located in Colorado, Connecticut, Georgia, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Pennsylvania. With the exception of 11 offices that are owned by us, all other facilities are leased from unaffiliated third parties. At certain Bank locations, excess space is leased to third parties.

We also own 25 automated teller machines (“ATMs”) primarily located at our banking facilities.

We believe our facilities in the aggregate are suitable and adequate to operate our banking and related business. Additional information with respect to premises, equipment and lease arrangements is presented in Note 6 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois known as Maas vs. Marek et. al. The lawsuit, brought by the beneficiaries of two trusts for which the Bank is serving as the successor trustee, seeks reimbursement of penalties and interest assessed by the IRS due to the late payment of certain generation skipping taxes by the trusts, as well as certain related attorney fees and other damages. The other named defendants include legal and accounting professionals that provided services related to the matters involved. In January 2014, the Circuit Court denied the Bank’s motion to dismiss, and the matter is now in the discovery process, with trial scheduled for mid-2016. Although we are not able to predict the likelihood of an adverse outcome, we currently anticipate that ultimate resolution of this matter will not have a material adverse impact on our results of operations, financial condition or cash flows.

As of December 31, 2015, and in the ordinary course of business, there were various other legal proceedings pending against the Company and our subsidiaries that are incidental to our regular business operations. Management does not believe that the outcome of any of these proceedings will have, individually or in the aggregate, a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol “PVTB” on the NASDAQ Global Select Market. As of February 23, 2016, we had approximately 459 stockholders of record. The following table sets forth the high and low intraday sales prices and quarter-end closing price of our common stock, dividends declared per share, dividend yield and book value per share during each quarter of 2015 and 2014. As of February 23, 2016, the closing market price of our common stock was $33.59 per share.

	2015				2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$45.79	$42.93	$41.44	$36.95	$34.17	$31.38	$31.50	$31.66
Low	$35.76	$33.70	$34.52	$29.62	$26.51	$27.76	$25.20	$27.01
Quarter-end	$41.02	$38.33	$39.82	$35.17	$33.40	$29.91	$29.06	$30.51
Cash dividends declared per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Dividend yield at quarter-end (1)	0.10%	0.10%	0.10%	0.11%	0.12%	0.13%	0.14%	0.13%
Book value per share at quarter-end	$21.48	$20.90	$20.13	$19.61	$18.95	$18.37	$17.90	$17.21

(1)	Ratios are presented on an annualized basis.

Payment of future dividends is within the discretion of the Board and will depend on the capital adequacy of the Company and the Bank. The Board does not have any current plans to increase future dividends, as our current strategy is focused on retaining capital to support growth in our balance sheet. The Board evaluates dividends on a quarterly basis and may adjust those plans from time to time. A discussion regarding the restrictions applicable to our ability and the ability of the Bank to pay dividends to us is included in the “Bank Holding Company Regulation- Dividends” and “Bank Regulation-Dividends” sections of “Supervision and Regulation” in Item 1 and Note 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Stock Performance Graph

The graph below illustrates, over a five-year period, the cumulative total return (defined as stock price appreciation plus dividends) to stockholders from an investment in our common stock against a published industry total return equity index and broad-market total return equity index. The published industry total return equity index used in this comparison is the Center for Research in Security Prices index for NASDAQ Bank Stocks and the broad-market total return equity index used in this comparison is the Russell 2000 Index.

Comparison of Five-Year Cumulative Total Return Among
PrivateBancorp, Inc., the NASDAQ Bank Index, and the Russell 2000 Index (1)

	December 31,
	2010	2011	2012	2013	2014	2015
PrivateBancorp	$100.00	$76.64	$107.21	$202.84	$234.49	$288.28
NASDAQ Bank Index	100.00	89.50	106.23	150.55	157.95	171.92
Russell 2000 Index	100.00	95.82	111.49	154.78	162.35	155.18

(1)	Assumes $100 invested on December 31, 2010 in PrivateBancorp’s common stock, the NASDAQ Bank Index and the Russell 2000 Index with the reinvestment of all related dividends.

To the extent this Form 10-K is incorporated by reference into any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, the foregoing “Stock Performance Graph” will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s monthly common stock purchases during the quarter ended December 31, 2015, which were made solely in connection with the administration of employee share-based compensation plans for employees. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1 - October 31, 2015	489	$39.19	—	—
November 1 - November 30, 2015	243	41.83	—	—
December 1 - December 31, 2015	241	43.95	—	—
Total	973	$41.03	—	—

Unregistered Sales of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of our operating results and financial condition for each of the five years in the period ended December 31, 2015 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting our operating results and financial condition is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Operating Results
Interest income	$582,212	$524,387	$492,238	$487,036	$481,146
Interest expense	67,797	69,650	71,175	67,103	74,019
Net interest income	514,415	454,737	421,063	419,933	407,127
Provision for loan and covered loan losses	14,790	12,044	31,796	71,425	132,897
Fee revenue (1)	129,190	117,060	112,816	111,246	92,476
Net securities gains (losses)	822	530	1,174	(205)	5,771
Non-interest expense	333,237	312,076	303,314	327,132	302,277
Income before income taxes	296,400	248,207	199,943	132,417	70,200
Income tax provision	111,089	95,128	76,994	54,521	25,660
Net income	185,311	153,079	122,949	77,896	44,540
Net income attributable to noncontrolling interests	—	—	—	—	170
Net income attributable to controlling interests	185,311	153,079	122,949	77,896	44,370
Preferred stock dividends and discount accretion	—	—	—	13,368	13,690
Net income available to common stockholders	$185,311	$153,079	$122,949	$64,528	$30,680
Weighted-average common shares outstanding	77,968	77,007	76,398	71,951	70,449
Weighted-average diluted common shares outstanding	79,206	77,822	76,645	72,174	70,642
Selected Operating Statistics
Net revenue (2)	$648,749	$575,560	$538,300	$533,847	$508,231
Operating profit (2)	315,512	263,484	234,986	206,715	205,954
Provision for loan losses (3)	$14,667	$13,169	$31,164	$70,876	$130,555
Effective tax rate	37.5%	38.3%	38.5%	41.2%	36.6%
Per Share Data
Basic earnings per share	$2.36	$1.96	$1.58	$0.88	$0.43
Diluted earnings per share	2.32	1.94	1.57	0.88	0.43
Cash dividends declared	0.04	0.04	0.04	0.04	0.04
Book value at year end	21.48	18.95	16.75	15.65	14.72
Tangible book value at year end (2)(4)	20.25	17.67	15.43	14.26	13.19
Market price at year end	$41.02	$33.40	$28.93	$15.32	$10.98
Dividend payout ratio	1.69%	2.04%	2.53%	4.55%	9.30%
Performance Ratios
Return on average common equity	11.57%	10.91%	9.76%	5.76%	2.98%
Return on average assets	1.13%	1.04%	0.90%	0.60%	0.36%
Return on average tangible common equity (2)	12.43%	11.90%	10.82%	6.54%	3.43%
Net interest margin (2)	3.26%	3.22%	3.23%	3.42%	3.49%
Efficiency ratio (2)(5)	51.37%	54.22%	56.35%	61.28%	59.48%

ITEM 6. SELECTED FINANCIAL DATA (continued)

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Credit Quality (3)
Nonperforming loans	$53,749	$67,544	$94,238	$138,780	$259,852
OREO	7,273	17,416	28,548	81,880	125,729
Total nonperforming assets	$61,022	$84,960	$122,786	$220,660	$385,581
Restructured loans accruing interest	$16,546	$22,745	$20,176	$60,980	$100,909
Net charge-offs	$6,429	$3,780	$49,472	$101,053	$161,782
Total nonperforming loans to total loans	0.41%	0.57%	0.89%	1.37%	2.88%
Total nonperforming assets to total assets	0.35%	0.54%	0.87%	1.57%	3.11%
Allowance for loan losses to total loans	1.21%	1.28%	1.34%	1.59%	2.13%
Balance Sheet Highlights
Total assets	$17,259,421	$15,603,382	$14,085,746	$14,057,515	$12,416,870
Average earning assets	15,923,831	14,206,113	13,129,470	12,369,945	11,746,032
Loans (3)	13,266,475	11,892,219	10,644,021	10,139,982	9,008,561
Allowance for loan losses (3)	160,736	152,498	143,109	161,417	191,594
Deposits, excluding deposits held-for-sale	14,345,592	13,089,968	12,013,641	12,173,634	10,392,854
Noninterest-bearing deposits	4,355,700	3,516,695	3,172,676	3,690,340	3,244,307
Long-term debt	694,788	344,788	627,793	499,793	379,793
Equity	1,698,951	1,481,679	1,301,904	1,207,166	1,296,752
Capital Ratios
Total risk-based capital	12.37%	12.51%	13.30%	13.17%	14.28%
Tier 1 risk-based capital	10.56%	10.49%	11.08%	10.51%	12.38%
Tier 1 leverage ratio	10.35%	9.96%	10.37%	9.56%	11.40%
Common equity Tier 1 ratio (6)	9.54%	9.33%	9.19%	8.52%	8.04%
Tangible common equity to tangible assets (2)(7)	9.33%	8.91%	8.57%	7.88%	7.69%
Average equity to average assets	9.75%	9.56%	9.22%	10.12%	10.29%
Selected Information
Assets under management and administration	$7,291,073	$6,644,113	$5,731,980	$5,196,094	$4,303,547
Full-time equivalent employees	1,219	1,168	1,116	1,105	1,045

(1)	Computed as total non-interest income less net securities gains (losses) and loss on early extinguishment of debt.

(2)
This is a non-U.S. GAAP financial measure. Refer to Table 25 of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for a reconciliation from non-U.S. GAAP to U.S. GAAP.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill, and other intangible assets divided by outstanding shares of common stock at end of year.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

(6)
Effective January 1, 2015, the common equity Tier 1 ratio became a required regulatory capital measure and is calculated in accordance with the new capital rules. Refer to Table 25, “Non-U.S. GAAP Financial Measures” for a reconciliation from non-U.S. GAAP to U.S. GAAP for periods prior to 2015.

(7)
Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill, and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis highlights the significant factors affecting our consolidated statements of income for the years ended 2015, 2014, and 2013 and consolidated statements of financial condition as of December 31, 2015 and 2014. When we use the terms “PrivateBancorp,” the “Company,” “we,” “us,” and “our,” we mean PrivateBancorp, Inc. and its consolidated subsidiaries. When we use the term “the Bank,” we are referring to our wholly-owned banking subsidiary, The PrivateBank and Trust Company. The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

OVERVIEW

We reported net income available to common stockholders of $185.3 million for 2015, an increase of 21% from the $153.1 million reported for 2014. Diluted earnings per share were $2.32 for 2015, an increase of 20% compared to $1.94 per share for 2014. Our return on average assets grew to 1.13% and our return on average common equity grew to 11.6%, both meaningful improvements from the prior year when these performance ratios were 1.04% and 10.9%, respectively. Our efficiency ratio was 51.4% for the year ended December 31, 2015, an improvement from 54.2% for the year ended December 31, 2014.

Compared to 2014, the increase in earnings for the current year was primarily attributable to higher net interest income as a result of $1.4 billion in loan growth over the past year and lower interest expense on our long-term debt due to the October 2014 redemption of $75 million of our outstanding 10% junior subordinated debentures (the “10% Debentures”). These same factors contributed to a $52.0 million, or 20%, increase in operating profit to $315.5 million for 2015 compared to $263.5 million for 2014. Net revenue was $648.7 million, up 13% from 2014, primarily due to the loan growth since December 31, 2014 mentioned above. Net interest income for the year increased 13% compared to 2014, driven by higher interest income on $1.7 billion growth in average interest-earning assets compared to the prior year and reduced cost of funds. Net interest margin increased to 3.26% for 2015 compared to 3.22% for the prior year, mainly due to the improvements in our cost of funds from the $75.0 million partial redemption of our 10% Debentures in fourth quarter 2014. Non-interest income for the current year increased 11% to $130.0 million compared to $117.6 million for 2014 and benefited from the $4.1 million gain on sale of the Georgia branch, along with an increase in mortgage banking and treasury management revenue. Non-interest expense increased 7% from prior year, primarily due to higher salary and employee benefit costs, offset by a reduction in the provision for unfunded commitments related to specific credit reserves for the year ended December 31, 2015.

Credit quality metrics as of December 31, 2015, largely improved from year end 2014, with a 28% decline in nonperforming assets. At December 31, 2015, other real estate owned was $7.3 million, a reduction of $10.1 million from December 31, 2014. Nonperforming assets to total assets were 0.35% at December 31, 2015, compared to 0.54% at December 31, 2014. Nonperforming loans to total loans were 0.41% at December 31, 2015, compared to 0.57% at December 31, 2014. At December 31, 2015, our allowance for loan losses as a percentage of total loans was 1.21%, compared to 1.28% at December 31, 2014. Net charge-offs totaled $6.4 million in 2015 as compared to $3.8 million in 2014, while the provision for loan losses, excluding covered assets, increased to $14.8 million in 2015, compared to $12.0 million in 2014. The current year provision was impacted by loan growth and credit risk rating changes within our performing loan portfolio during 2015, partially offset by a reduction in our specific reserve requirements. Given the relatively low level of specific reserves, we expect any further benefit to provision expense resulting from the release of existing specific reserves to be minimal. Accordingly, we expect our provision expense going forward to be driven by changes to the general allocated reserve component due to overall loan growth and performance and, if necessary, any new specific reserves that may be required.

Total loans grew $1.4 billion, or 12%, to $13.3 billion at December 31, 2015, from $11.9 billion at December 31, 2014, primarily driven by commercial and industrial and commercial real estate loans to new clients. Total commercial loans and commercial real estate loans comprised 65% and 25%, respectively, of total loans at December 31, 2015, which was comparable to December 31, 2014.

Total deposits at December 31, 2015 increased $1.3 billion, or 10%, to $14.3 billion from December 31, 2014, while average deposits increased $1.4 billion from year end 2014, primarily due to an increase in money market deposits and noninterest-bearing demand deposits. Our deposit base is predominately comprised of commercial client balances, which will fluctuate from time to time based on our clients’ business and liquidity needs.

Please refer to the remaining sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for greater discussion of the various components of our 2015 performance, statement of financial condition and liquidity.

RESULTS OF OPERATIONS

The profitability of our operations depends on our net interest income, provision for loan and covered loan losses, non-interest income, and non-interest expense. Net interest income is dependent on the amount of and yields earned on interest-earning assets as compared to the amount of and rates paid on interest-bearing liabilities. Net interest income is sensitive to changes in market rates of interest as well as to the execution of our asset/liability management strategy. The provision for loan and covered loan losses is primarily affected by changes in the loan portfolio’s composition and performance, the identification of nonperforming loans and management’s assessment of the collectability of the loan portfolio, based on historical loss experience as well as current economic and market factors. Non-interest income consists primarily of fee revenue from asset management, mortgage banking, capital markets products, syndications, treasury management, loan and credit-related fees, and other services charges and fees. Net securities gains/losses, if any, are also included in non-interest income.

Net Interest Income

Net interest income is the primary source of the Company’s revenue. Net interest income is the difference between interest income and fees earned on interest-earning assets, such as loans and investments, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is affected by (1) the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities; (2) the volume and value of noninterest-bearing sources of funds, such as noninterest-bearing deposits and equity; (3) the use of derivative instruments to manage interest rate risk; (4) the sensitivity of the balance sheet to fluctuations in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and loan repayment behavior and penalties; and (5) asset quality.

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

For purposes of this discussion, net interest income and any ratios or metrics that include net interest income as a component, such as net interest margin, have been adjusted to a fully tax-equivalent basis to more appropriately reflect the impact of returns on certain tax-exempt securities, assuming a federal income tax rate of 35%. The effect of the tax-equivalent adjustment is presented at the bottom of the following table. Refer to Table 25, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment to U.S. GAAP net interest income.

Table 1 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the three years ended December 31, 2015. The table also presents the trend in net interest margin on a quarterly basis for 2015 and 2014, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, Table 2 details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume and rate changes.

Table 1
Net Interest Income and Margin Analysis
(Dollars in thousands)

	2015			2014			2013
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets:
Federal funds sold and interest-bearing deposits in banks	$349,803	$903	0.26%	$309,535	$770	0.25%	$261,865	$652	0.25%
Securities:
Taxable	2,440,429	55,283	2.27%	2,279,054	53,500	2.35%	2,189,426	51,310	2.34%
Tax-exempt (2)	400,258	12,592	3.15%	286,551	9,406	3.28%	245,905	9,447	3.84%
Total securities	2,840,687	67,875	2.39%	2,565,605	62,906	2.45%	2,435,331	60,757	2.49%
FHLB stock	26,743	295	1.10%	29,058	189	0.65%	34,161	247	0.72%
Loans, excluding covered assets:
Commercial	8,447,121	359,794	4.26%	7,592,012	330,220	4.35%	6,756,863	299,386	4.43%
Commercial real estate	3,052,095	114,868	3.76%	2,568,603	93,123	3.63%	2,530,863	95,517	3.77%
Construction	433,123	17,245	3.98%	360,711	14,152	3.92%	218,246	8,999	4.12%
Residential	430,332	15,145	3.52%	359,621	13,299	3.70%	380,676	14,193	3.73%
Personal and home equity	313,758	9,353	2.98%	348,815	10,552	3.03%	371,567	12,045	3.24%
Total loans, excluding covered assets (3)	12,676,429	516,405	4.07%	11,229,762	461,346	4.11%	10,258,215	430,140	4.19%
Covered assets (4)	30,169	1,056	3.50%	72,153	2,409	3.34%	139,898	3,689	2.64%
Total interest-earning assets (2)	15,923,831	$586,534	3.69%	14,206,113	$527,620	3.71%	13,129,470	$495,485	3.77%
Cash and due from banks	176,586			154,334			147,185
Allowance for loan and covered loan losses	(165,994)			(161,001)			(179,016)
Other assets	495,437			478,025			562,321
Total assets	$16,429,860			$14,677,471			$13,659,960
Liabilities and Equity (5):
Interest-bearing demand deposits	$1,447,298	$3,845	0.27%	$1,289,190	$3,728	0.29%	$1,292,146	$4,202	0.33%
Savings deposits	341,709	1,434	0.42%	293,316	912	0.31%	262,022	639	0.24%
Money market accounts	5,799,593	18,735	0.32%	4,966,272	15,945	0.32%	4,490,908	15,711	0.35%
Time deposits	2,389,460	23,092	0.97%	2,623,243	21,366	0.81%	2,647,301	20,161	0.76%
Total interest-bearing deposits	9,978,060	47,106	0.47%	9,172,021	41,951	0.46%	8,692,377	40,713	0.47%
Short-term borrowings	230,402	656	0.28%	42,797	638	1.49%	98,844	850	0.86%
Long-term debt	548,075	20,035	3.66%	618,556	27,061	4.37%	477,782	29,612	6.20%
Total interest-bearing liabilities	10,756,537	67,797	0.63%	9,833,374	69,650	0.71%	9,269,003	71,175	0.77%
Noninterest-bearing demand deposits	3,915,032			3,308,345			2,982,471
Other liabilities	156,840			132,220			149,237
Equity	1,601,451			1,403,532			1,259,249
Total liabilities and equity	$16,429,860			$14,677,471			$13,659,960
Net interest spread (2)(5)			3.06%			3.00%			3.00%
Contribution of noninterest-bearing sources of funds			0.20%			0.22%			0.23%
Net interest income/margin (2)(5)		518,737	3.26%		457,970	3.22%		424,310	3.23%
Less: tax equivalent adjustment		4,322			3,233			3,247
Net interest income, as reported		$514,415			$454,737			$421,063
(footnotes on following page)

Quarterly Net Interest Margin Trend

	2015				2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets (2)	3.67%	3.65%	3.60%	3.65%	3.57%	3.72%	3.69%	3.72%
Cost of interest-bearing liabilities (5)	0.64%	0.63%	0.62%	0.63%	0.73%	0.71%	0.69%	0.70%
Net interest spread (2)(5)	3.03%	3.02%	2.98%	3.02%	2.84%	3.01%	3.00%	3.02%
Contribution of noninterest-bearing sources of funds	0.22%	0.21%	0.19%	0.19%	0.23%	0.22%	0.21%	0.21%
Net interest margin (2)(5)	3.25%	3.23%	3.17%	3.21%	3.07%	3.23%	3.21%	3.23%

(1)	Interest income included $31.0 million, $26.4 million, and $24.4 million in loan fees for the years ended December 31, 2015, 2014, and 2013, respectively.

(2)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. This is a non-U.S. GAAP measure. Refer to Table 25, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

(3)
Includes loans held-for-sale and nonaccrual loans. Average loans on a nonaccrual basis for the recognition of interest income totaled $57.9 million for 2015, $82.7 million for 2014, and $122.6 million for 2013 and are included in loans for purposes of this analysis. Interest foregone on impaired loans was estimated to be approximately $2.3 million for the year ended December 31, 2015, $3.2 million for 2014 and $4.8 million for 2013, calculated based on the average loan portfolio yield for the respective period.

(4)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled “Covered Assets” for a detailed discussion.

(5)	Includes deposits held-for-sale.

Table 2
Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)
(Amounts in thousands)

	2015 compared to 2014			2014 compared to 2013
	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold and interest-bearing deposits in banks	$103	$30	$133	$119	$(1)	$118
Securities:
Taxable	3,700	(1,917)	1,783	2,104	86	2,190
Tax-exempt (2)	3,592	(406)	3,186	1,441	(1,482)	(41)
Total securities	7,292	(2,323)	4,969	3,545	(1,396)	2,149
FHLB stock	(16)	122	106	(35)	(23)	(58)
Loans, excluding covered assets:
Commercial	36,542	(6,968)	29,574	36,413	(5,579)	30,834
Commercial real estate	18,085	3,660	21,745	1,409	(3,803)	(2,394)
Construction	2,880	213	3,093	5,609	(456)	5,153
Residential	2,514	(668)	1,846	(780)	(114)	(894)
Personal and home equity	(1,047)	(152)	(1,199)	(714)	(779)	(1,493)
Total loans, excluding covered assets	58,974	(3,915)	55,059	41,937	(10,731)	31,206
Covered assets (3)	(1,465)	112	(1,353)	(2,093)	813	(1,280)
Total interest-earning assets (2)	64,888	(5,974)	58,914	43,473	(11,338)	32,135
Interest-bearing demand deposits	435	(318)	117	(10)	(464)	(474)
Savings deposits	167	355	522	82	191	273
Money market accounts	2,691	99	2,790	1,586	(1,352)	234
Time deposits	(1,511)	3,237	1,726	(852)	2,057	1,205
Total interest-bearing deposits	1,782	3,373	5,155	806	432	1,238
Short-term borrowings	886	(868)	18	(636)	424	(212)
Long-term debt	(2,876)	(4,150)	(7,026)	7,441	(9,992)	(2,551)
Total interest-bearing liabilities	(208)	(1,645)	(1,853)	7,611	(9,136)	(1,525)
Net interest income (2)	$65,096	$(4,329)	$60,767	$35,862	$(2,202)	$33,660

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)
Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. Refer to Table 25, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

(3)
Covered interest-earning assets consist of loans acquired through a FDIC-assisted acquisition that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled “Covered Assets” for a detailed discussion.

Net Interest Income - 2015 compared to 2014

Net interest income on a tax-equivalent basis increased $60.8 million, or 13%, to $518.7 million for the year ended December 31, 2015, compared to $458.0 million for the prior year. The growth in interest income for 2015 was largely due to a $55.1 million increase in interest income on loans driven by a $1.4 billion increase in average loan balances and a $5.0 million increase in interest income on securities from $275.1 million in higher average securities balances. Interest expense decreased $1.9 million, primarily related to $7.0 million of interest savings on the $75 million partial repayment of our 10% Debentures in fourth quarter 2014 which was largely offset by $5.2 million in higher deposits costs on $806 million growth in average interest-bearing deposit balances.

Average interest-earning assets grew $1.7 billion from the prior year period primarily driven by $1.4 billion growth in average loan balances, with $855.1 million of the growth in the commercial and industrial portfolio and $483.5 million in the commercial real estate portfolio, along with a $275.1 million increase in average securities balances. Average interest-bearing liabilities grew $923.2 million from the prior year period, primarily driven by $806.0 million of growth in average interest-bearing deposits, with growth in all categories of deposits except for time deposits. Also during 2015, average short-term borrowings increased $187.6 million as a result of increased average short-term FHLB advances added during 2015, while average long-term debt decreased $70.5 million as a result of the partial redemption of the 10% Debentures in fourth quarter 2014.

Net interest margin was 3.26% for 2015, compared to 3.22% for 2014, as the improvements in our cost of funds from the $75.0 million partial redemption of our 10% Debentures more than offset the decline in loan and securities yields. Although contractual loan yields declined by 4 basis points from the prior year period, overall loan yields continue to benefit from our hedging program, specialty lending activity (which generally commands comparatively higher loan rates), and higher loan fees. Our commercial loan hedging program contributed 8 basis points to our loan yields in 2015 and 2014. Non-recurring fee income of $4.5 million contributed 3 basis point to our loan yields in 2015, compared to $1.6 million in 2014, which contributed 2 basis points. The 8 basis point decrease in cost of funds for the year was driven primarily by interest savings from the $75.0 million partial redemption of our 10% Debentures and, to a lesser extent, reduced borrowing costs from lower short-term FHLB yields in 2015 compared to 2014. Deposit costs increased 1 basis point from the prior year period. Average noninterest-bearing deposits and average equity, our principal sources of net noninterest-bearing funds, increased in aggregate by $804.6 million from 2014, but the low interest rate environment continues to reduce their value within the net interest margin, decreasing 2 basis points from 2014 to 2015.

In the continued low interest rate environment, competition remains strong, which has influenced loan pricing and structure. Future loan yields may be impacted by fluctuations in loan fees, acceleration of unamortized origination fees upon early payoff or refinancing, and prepayment and other fees received on certain event-driven actions in accordance with the loan agreement. For the past three years, in the prolonged low interest rate environment, we have experienced a general decline in our loan yields, primarily due to pricing compression on loan renewals. Most of our loans linked to LIBOR re-price during the first half of each month, therefore we experienced a de minimis increase to our loan yields for the quarter and year ending December 31, 2015 as a result of the mid-December 2015 25 basis point increase in the Federal Reserve’s target federal funds rate. As compared to fourth quarter 2015 loan yields, we expect a more meaningful impact to occur in the first quarter 2016, with an anticipated increase in our loan yields between 14 and 17 basis points. Although we expect our net interest margin to benefit from a rise in short-term interest rates, it is more difficult to predict the impact on deposit costs, which will depend on client behavior, pricing pressure within the bank marketplace and from non-bank alternatives, the mix of our funding sources, and prices for alternative sources of deposits and funds.

Net Interest Income - 2014 compared to 2013

For 2014, net interest margin was 3.22%, compared to 3.23% for 2013, as the improvements in our cost of funds was not enough to offset the decline in loan and securities yields. While LIBOR rates decreased slightly in 2014, loan yields benefited from our hedging program, increases in specialty lending activity, and loan fees. The 6 basis point reduction of cost of funds in 2014 was driven by reduced borrowing costs from our repayment of $120 million of subordinated debt in the fourth quarter 2013, partially offset by the net effect of the $75.0 million partial redemption of our 10% Debentures in fourth quarter 2014. Average noninterest-bearing deposits and average equity, our principal sources of noninterest-bearing funds, increased in total by $470.2 million from 2013, but the lower interest rate environment continues to reduce their value within the net interest margin.

Non-Interest Income

Non-interest income is derived from a number of sources including fees from our asset management business, mortgage banking business and deposit services to our retail clients, as well as fees from our various commercial products and services such as the sale of derivative products through our capital markets group, treasury management services, lending and servicing and syndication activities.

The following table presents a break-out of these multiple sources of revenue for the years ended December 31, 2015, 2014 and 2013.

Table 3
Non-Interest Income Analysis
(Dollars in thousands)

	Year Ended December 31,			% Change
	2015	2014	2013	2015-2014	2014-2013
Asset management income:
Managed fee income	$15,938	$15,325	$16,700	4	-8
Custodian fee income	2,020	1,943	1,677	4	16
Total asset management fee income (1)	17,958	17,268	18,377	4	-6
Mortgage banking	14,079	10,245	12,172	37	-16
Capital markets products	18,530	18,047	20,728	3	-13
Treasury management	30,636	27,472	24,668	12	11
Loan, letter of credit and commitment fees	20,648	19,311	17,217	7	12
Syndication fees	17,205	19,514	13,447	-12	45
Deposit service charges and fees and other income (2)	10,134	5,203	6,207	95	-16
Subtotal fee revenue	129,190	117,060	112,816	10	4
Net securities gains (3)	822	530	1,174	55	-55
Total non-interest income	$130,012	$117,590	$113,990	11	3

(1)
Includes $3.0 million for the year ended December 31, 2013, from Lodestar Investment Counsel, LLC (“Lodestar”), an investment management firm and previously a wholly-owned subsidiary of the Company, which was sold on December 31, 2013.

(2)	Year ended December 31, 2015 includes $4.1 million gain on sale of our Georgia branch completed in January 2015.

(3)	Year ended December 31, 2015 includes $466,000 of other-than-temporary impairment (“OTTI”) loss.

Non-Interest Income - 2015 compared to 2014

Non-interest income for 2015 totaled $130.0 million, increasing $12.4 million, or 11%, with increases in all categories except syndication fees. A $4.1 million gain on the sale of our Georgia branch during first quarter 2015 contributed to the year-over-year increase. Certain income sources, such as mortgage banking, capital markets products and syndication fees, are transactional in nature and are significantly impacted by market forces (e.g. interest rates have a significant impact on mortgage banking volume) and, accordingly, tend to fluctuate and generate uneven income from period to period.

Asset management fee revenue increased by $690,000, or 4%, compared to year end 2014, primarily due to fees from new business added over the past year. We increased our assets under management and administration (“AUMA”) by $645.1 million, or 10% from December 31, 2014 to December 31, 2015. The largest growth (both from a dollar and percentage perspective) in this period came from corporate and institutional managed accounts, which generate proportionately higher fees than custody assets but lower fees than personal managed accounts.

The following table presents the composition of AUMA, as of the dates shown.

(Dollars in thousands)	As of December 31,			% Change
AUMA	2015	2014	2013	2015-2014	2014-2013
Personal managed	$1,872,737	$1,786,633	$1,674,105	5	7
Corporate and institutional managed	1,787,187	1,347,299	1,317,794	33	2
Total managed assets	3,659,924	3,133,932	2,991,899	17	5
Custody assets	3,631,149	3,511,996	2,799,409	3	25
Total AUMA	$7,291,073	$6,645,928	$5,791,308	10	15
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Growth in AUMA has been primarily attributable to continued client acquisition and cross-selling asset management services to our commercial client base. AUMA is impacted by the general performance in equity and fixed income markets. If the market volatility and decrease in stock prices experienced during the first two months of 2016 were to continue throughout 2016, it could negatively impact AUMA as well as asset management fees, to the extent such fees are based on AUMA balances. The pricing on asset management accounts varies depending on the type of services provided. Custody and escrow services involve safeguarding and administering client assets but do not involve providing investment management services. These assets are considered to be “non-managed” AUMA and have a significantly lower fee structure than “managed” AUMA. Managed AUMA are assets for which we provide investment management services and fees from these assets are generally based on the market value of the assets on the last day of the prior quarter or month, which subject them to market volatility.

Income from our mortgage banking business, which includes gains on loans sold and certain mortgage related loan fees, increased $3.8 million, or 37%, from $10.2 million in 2014 to $14.1 million in 2015. The increase resulted from a higher volume of loans originated and sold related to lower long-term interest rates, favorable conditions in the housing market and higher spreads for the current year compared to the prior year. However, the mortgage banking business experienced a slowdown in the second half of 2015, with $7.9 million of income recognized in the first six months compared to $6.2 million during the last six months. We sold $470.9 million of mortgage loans in the secondary market in 2015, generating gains of $11.6 million, compared to $359.6 million of mortgages loans sold in the prior year, generating gains of $10.2 million.

The following table presents the composition of capital markets income, as of the dates shown.

	Year Ended December 31,			% Change
(Dollars in thousands)	2015	2014	2013	2015-2014	2014-2013
Interest rate contracts	$10,326	$10,772	$11,932	-4	-10
Foreign exchange contracts	8,332	7,034	6,520	18	8
Risk participation agreements	245	287	50	-15	474
Total capital markets income, excluding credit valuation adjustment (“CVA”)	18,903	18,093	18,502	4	-2
(Increase) decrease CVA	(373)	(46)	2,226	711	-102
Total capital markets income	$18,530	$18,047	$20,728	3	-13

Capital markets products income increased $483,000 from 2014 and included a $373,000 negative credit valuation adjustment (“CVA”) compared to a negative CVA of $46,000 for 2014. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income increased $810,000, or 4%, compared to 2014, reflecting a change in mix of interest rate contracts to lower yielding products, offset by increased transactions and growth in foreign exchange (“FX”) transactions. Since the latter part of 2014, the transactional volume of FX activity has increased due to greater client penetration. We also have benefited from some margin expansion, although notional transactions have decreased. FX transactions generally provide a more stable source of fee income compared to the transactional nature of interest rate contracts, which are significantly influenced by clients’ views on the extent and timing of future interest rate movements. As shown in the table above, over the past three years, fees from interest rate contracts have fluctuated period to period due to both volume and size of transactions.

Treasury management income increased $3.2 million, or 12%, from 2014 due to higher volume across our treasury management platforms. The current year increase reflects the ongoing success in cross-selling treasury management services to new commercial clients as we continue to build client relationships, with approximately 75% of our commercial clients using treasury management services at December 31, 2015. Successful cross-sell and implementation of treasury management services may lag the closing of credit facilities by, on average, three to six months. Similar to loan originations, we continue to experience increased competition for treasury management services.

Loan, letter of credit and commitment fees increased $1.3 million, or 7%, from 2014, principally due to a $851,000, or 10%, increase in unused commitment fees. The majority of our unused commitment fees related to revolving credit facilities, which at December 31, 2015 totaled $9.7 billion, of which $5.2 billion were unused. In comparison, at December 31, 2014, commitments related to revolving credit facilities totaled $8.8 billion, of which $4.8 billion were unused. The change from the prior period reflects new client relationships since year end 2014.

Syndication fees decreased $2.3 million from 2014 to $17.2 million in 2015. During the year, we were the lead or co-lead in 85 syndicated loan transactions, totaling $2.3 billion in commitments, of which we retained $1.0 billion in commitments. In 2014, we were the lead or co-lead in 74 syndicated loan transactions, totaling $3.4 billion in commitments, while retaining $1.3 billion in commitments. Syndication fees per transaction typically vary depending on, among other factors, market conditions and the size and structure of the transaction, so the aggregate level of syndication fees earned by us in a given period is not entirely correlated with our volume of syndications and our syndication fees can be expected to fluctuate from quarter to quarter. While we generally expect increased syndication opportunities as we grow our loan portfolio and client relationships, our volume of syndication transactions will depend on a number of factors, including portfolio management decisions, the mix of loans originated, and liquidity and demand by other institutions for syndicated loans. We believe that a number of macroeconomic conditions, such as declining commodity prices and uncertainty about economic growth, and regulatory developments, such as enhanced regulatory focus on leveraged lending and commercial real estate concentrations, have recently tempered, and may continue to impact market demand for syndicated loans, which could impact our level of syndication fees in future periods.

Non-Interest Income - 2014 compared to 2013

Non-interest income for 2014 was $117.6 million, an increase of $3.6 million, or 3%, compared to 2013, reflecting growth in treasury management, loan, letter of credit and commitment fees, and syndication fees. These increases were partially offset by lower asset management, mortgage banking, capital markets products, and deposit service charges and fees and other income, and net securities gains.

Asset management fee revenue declined by $1.1 million, or 6%, from 2013 due in large part to the absence of revenue from Lodestar as a result of its sale at year end 2013. AUMA grew to $6.6 billion at December 31, 2014 from $5.8 billion at December 31, 2013 primarily attributable to continued client acquisition, efforts at cross-selling asset management services to new clients, and to a lesser extent, equity valuation improvements.

Revenue from our mortgage banking business declined $1.9 million, or 16%, from 2013. The decline was primarily due to a lower volume of loans sold in 2014 compared to 2013, which was partially offset by improved margins. We sold $359.6 million of mortgage loans in the secondary market, generating gains of $10.2 million, compared to $514.7 million of mortgages loans sold in the prior year, generating gains of $12.2 million. During the latter half of 2013, we saw a shift in product mix with a return to more normalized purchase activity levels while refinancing demand, which is more heavily influenced by changes in interest rates, declined.

Capital markets products income decreased $2.7 million from 2013 and included a $46,000 negative CVA compared to a positive CVA of $2.2 million for 2013. Exclusive of CVA, capital markets income decreased $409,000, or 2%, from 2013, attributable to a shift toward a lower margin product mix by clients and a lower level of swap activity compared to 2013 due in part to reduced client demand.

Treasury management income increased $2.8 million, or 11%, from 2013. The 2014 increase reflected the ongoing success in cross-selling treasury management services to new commercial clients as we continue to build client relationships.

Loan and credit-related fees increased $2.1 million, or 12%, from 2013 largely due to an increase in unused commitment fees and standby letter of credit fees. The majority of our unused commitment fees related to revolving facilities, which at December 31, 2014 totaled $8.8 billion, of which $4.8 billion were unused. In comparison, at December 31, 2013, commitments related to revolving facilities totaled $7.6 billion, of which $4.0 billion were unused.

Syndication fees increased $6.1 million from 2013 to $19.5 million in 2014 due to a higher volume of transactions. Syndication fees tend to fluctuate period to period depending on market conditions, loan origination trends, and portfolio management decisions.

Non-interest Expense

Table 4
Non-Interest Expense Analysis
(Dollars in thousands)

	Year Ended December 31,			% Change
	2015	2014	2013	2015-2014	2014-2013
Compensation expense:
Salaries and wages	$110,719	$103,343	$95,022	7	9
Share-based costs	18,839	15,567	12,676	21	23
Incentive compensation and commission	52,137	43,084	40,415	21	7
Payroll taxes, insurance and retirement costs	23,324	20,198	18,816	15	7
Total compensation expense	205,019	182,192	166,929	13	9
Net occupancy and equipment expense	32,708	31,258	30,027	5	4
Technology and related costs	14,267	13,281	13,726	7	-3
Marketing	16,122	13,441	12,590	20	7
Professional services	11,320	11,761	8,539	-4	38
Outsourced servicing costs	7,494	6,864	6,817	9	1
Net foreclosed property expense	4,210	8,681	20,194	-52	-57
Postage, telephone, and delivery	3,582	3,400	3,521	5	-3
Insurance	13,972	12,451	10,867	12	15
Loan and collection:
Loan origination and servicing expense	6,200	5,323	5,833	16	-9
Loan remediation expense	2,356	1,442	2,920	63	-51
Total loan and collection expense	8,556	6,765	8,753	26	-23
Other operating expense:
Supplies and printing	638	688	721	-7	-5
Subscriptions and dues	1,363	1,238	945	10	31
Education and training	1,200	1,087	1,181	10	-8
Internal travel and entertainment	2,021	1,932	1,502	5	29
Investment manager expense	2,561	2,743	2,216	-7	24
Bank charges	1,283	1,070	1,140	20	-6
Intangible amortization	2,455	3,007	3,121	-18	-4
(Release) provision for unfunded commitments	(519)	3,152	1,863	-116	69
Other expenses	4,985	7,065	8,662	-29	-18
Total other operating expenses	15,987	21,982	21,351	-27	3
Total non-interest expense	$333,237	$312,076	$303,314	7	3
Full-time equivalent (“FTE”) employees at year end	1,219	1,168	1,116	4	5
Operating efficiency ratios:
Non-interest expense to average assets	2.03%	2.13%	2.22%
Net overhead ratio (1)	1.24%	1.33%	1.39%
Efficiency ratio (2)	51.37%	54.22%	56.35%

(1)	Computed as non-interest expense, less non-interest income, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. Refer to Table 25, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

Non-Interest Expense - 2015 compared to 2014

Non-interest expense increased by $21.2 million, or 7%, as compared to the prior year. The increase primarily reflects higher compensation expense, marketing expense and insurance expense. This was partially offset by a decrease in net foreclosed property expense, a release in the provision for unfunded commitments, and lower other operating expenses.

Compensation expense increased by $22.8 million, or 13%, from 2014, due to increased incentive compensation accruals based on improved performance, additions to staff to support our growing business, and annual compensation adjustments. Salary and wages were up $7.4 million, or 7%, primarily due to more full-time employees, as well as annual compensation adjustments. Share-based costs increased $3.3 million, or 21%, largely attributable to changes made to the retirement provisions of certain awards granted in the first quarter 2015 which shortened the period over which expense is recognized, the full implementation of performance awards and a higher level of awards granted in 2015. Incentive compensation and commissions increased $9.1 million, or 21%, compared to 2014, due to improved performance resulting in higher mortgage banking commissions and incentive compensation plan expense. Payroll taxes and insurance costs were up $3.1 million, or 15%, compared to 2014 due to a higher compensation base and greater healthcare insurance costs in the current year compared to the prior year. As compared to fourth quarter 2015, we expect to see an increase in first-quarter 2016 salaries and benefits expense, including seasonally higher payroll taxes associated with incentive compensation payments and the start of a new year for payroll tax purposes, and higher share-based costs related to retirement provisions of new equity awards.

Marketing expense increased $2.7 million, or 20%, as a result of our continuing client development activities and increased advertising and branding investments.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, taxes, and other expenses associated with the maintenance of foreclosed real estate (“OREO”), declined $4.5 million, or 52%, from 2014. OREO write-downs totaled $2.4 million in 2015, a $4.1 reduction compared to $6.5 million in 2014. In addition, property ownership costs, such as property management and real estate taxes, were down $1.3 million from the prior year as the population of OREO declined from $17.4 million at December 31, 2014, to $7.3 million at December 31, 2015.

Insurance expense increased $1.5 million, or 12%, from 2014, and was primarily due to higher FDIC deposit insurance premiums in 2015 largely attributable to overall asset growth and, to a lesser extent, an increase in the rate paid as a result of changes in the overall composition of our balance sheet.

Loan and collection expense, which consists of certain non-reimbursable costs associated with loan origination and servicing and loan remediation costs for problem and nonperforming loans, increased $1.8 million, or 26%, from 2014. The increase was due to increased mortgage origination costs related to a higher volume of mortgage loans sold compared to the prior year period, along with problem loan resolutions on two specific credits for the year ended December 31, 2015.

Other operating expenses declined $6.0 million, or 27%, compared to the prior year period. Other expenses include bank charges, costs associated with the CDARS® deposit product offering, intangible asset amortization, education-related costs, subscriptions, provision for unfunded commitments, and miscellaneous losses and expenses. The decrease primarily reflected a $522,000 release of reserves for unfunded commitments during 2015 related to specific credits previously reserved for compared to $3.2 million provision recorded in 2014 on $1.1 billion growth in commitments during the prior year. Also included in other expenses during 2014 was $1.6 million of office relocation costs related to the Kansas City office space.

Our efficiency ratio was 51.4% for 2015, improving from 54.2% for 2014, as top-line revenue growth out-paced increases in operating costs during the current year. While we expect some contribution to revenue in 2016 from the early January 2016 repricing of a larger portion of our floating-rate loan portfolio in response to the mid-December 2015 increase in the target federal funds interest rate, further improvement in the efficiency ratio will likely depend on additional interest rate increases.

Non-Interest Expense - 2014 compared to 2013

Non-interest expense totaled $312.1 million for 2014, increasing by $8.8 million, or 3%, from $303.3 million in 2013, reflecting growth in the business offset by lower credit-related costs. The increase primarily reflected higher compensation expense, professional services expense, insurance expense, and provision for unfunded commitments, which were partially offset by lower credit related costs (i.e., net foreclosed property expense and loan and collection expense) attributable to lower levels of nonperforming assets.

Compensation expense increased overall by $15.3 million, or 9%, from 2013, due to additions to staff, largely relationship bankers and staff to support our growing business, annual salary adjustments, and increased incentive compensation expense based on improved performance. Salary and wages were up $8.3 million, or 9%, primarily due to having more full-time employees, as well as annual compensation adjustments. Share-based costs increased $2.9 million, or 23%, reflecting the full implementation of annual equity award programs which began in 2011. Incentive compensation was up by $2.7 million, or 7%, compared to 2013, due to improved performance and additional employees, partially offset by the elimination of incentive costs in 2014 from the disposition of Lodestar in fourth quarter 2013.

Professional services expense, which includes fees paid for legal services in connection with corporate activities, accounting, and consulting services, increased $3.2 million, or 38%, from 2013, due to increases in consulting services for risk management, technology and support services.

Net foreclosed property expense decreased $11.5 million, or 57%, from 2013. The decline was primarily attributable to $13.0 million in lower OREO valuation write-downs compared to 2013. In addition, property ownership costs, such as property management and real estate taxes, were down $1.1 million from the prior year as the population of OREO declined from $28.5 million at December 31, 2013 to $17.4 million at December 31, 2014.

Insurance expense increased $1.6 million, or 15%, from 2013, and was primarily due to higher FDIC deposit insurance in 2014 as a result of the overall asset growth, increased loan balances, greater higher-risk asset classifications, and a shift in our deposit mix. Also, deposit insurance expense for 2013 included $960,000 in prior period refunds on previously paid FDIC insurance assessments.

Loan and collection expense decreased $2.0 million, or 23%, from 2013 primarily due to reduced costs related to a lower level of problem loans and, to a lesser extent, reduced mortgage origination costs on a lower volume of refinancing activity. Loan origination and servicing costs are influenced in part by the volume of mortgage origination activity.

Other operating expenses increased $631,000, or 3%, compared to 2013 largely due to a $1.3 million increase in the provision for unfunded commitments, which was driven by $1.3 billion of growth in unfunded commitments during 2014. Third-party investment management costs as part of our asset management business increased by $527,000 in 2014 with nearly one-half of the increase attributable to costs that were previously eliminated in consolidation prior to the disposition of Lodestar. During 2014, other expenses included $1.3 million in lower restructuring, repurchased loan and other loss on sale of assets and miscellaneous operating losses compared to that recognized in 2013.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 2013 through 2015 are presented in the following table.

Table 5
Income Tax Provision Analysis
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Income before income tax provision	$296,400	$248,207	$199,943
Income tax expense	$111,089	$95,128	$76,994
Effective income tax rate	37.5%	38.3%	38.5%

Generally, our effective income tax rate varies from the statutory federal income tax rate of 35% principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance, non-deductible compensation and business expenses and tax credits.

The decrease in our effective tax rate in 2015 compared to the same period in 2014 is attributable to lower state taxes in 2015, primarily from a reduced Illinois corporate tax rate.

Net deferred tax assets are included in other assets in the accompanying consolidated statements of financial condition and totaled $102.2 million at December 31, 2015, consisting of gross deferred tax assets of $120.2 million offset by gross deferred tax liabilities of $18.0 million.

We have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded as of December 31, 2015. This conclusion was based in part on the fact that the Company was not in a cumulative book loss position for financial statement purposes at December 31, 2015, measured on a trailing three-year basis. In addition, we considered the Company’s recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

Taxable income in prior years and reversing deferred taxable temporary differences provide sources from which deferred tax assets may be absorbed. Additionally, we have relied on our expectation of generating pre-tax earnings in future periods, which should give rise to taxable income levels, exclusive of reversing temporary differences, that more likely than not will be sufficient to absorb the deferred tax assets.

Operating Segments Results

We have three primary business segments: Banking, Asset Management, and Holding Company Activities.

Banking

The Banking operating segment is comprised of commercial and personal banking services. Commercial banking services are primarily provided to corporations and other business clients and include a wide array of lending and cash management products. Personal banking services offered to individuals, professionals, and entrepreneurs include direct lending and depository services.

Our Banking segment is the Company’s most significant segment, representing 89% of our consolidated total assets and generating nearly all of our net income. The profitability of our Banking segment is dependent on net interest income, provision for loan and covered loan losses, non-interest income (exclusive of asset management fees), and non-interest expense. The net income for the Banking segment for the year ended December 31, 2015 was $202.9 million, a $27.4 million increase from net income of $175.5 million for the year ended December 31, 2014. The increase in net income for the Banking segment was primarily due to a $51.4 million increase in net interest income resulting from 12% loan growth during the year and lower interest expense attributable to the $75.0 million partial redemption of our 10% Debentures in fourth quarter 2014. Non-interest expenses increased $20.3 million due primarily to an increase in salaries and incentive compensation primarily driven by new hires, salary increases, and higher incentive compensation tied to improved performance. For the year ended December 31, 2014. net income for the Banking segment increased $28.7 million from the year ended December 31, 2013 , and was primarily due to a $34.5 million increase in net interest income driven by 12% loan growth during 2014 and a $19.8 million decline in the provision for loan and covered loan losses compared to the prior year period, largely due to improvements in credit quality and a reduction in specific reserves on a smaller population of impaired loans.

Total loans for the Banking segment increased to $13.3 billion at December 31, 2015, from $11.9 billion at December 31, 2014. Total deposits, excluding those held-for-sale, increased to $14.4 billion at December 31, 2015 from $13.2 billion at December 31, 2014.

Asset Management

The Asset Management segment includes certain activities of our Private Wealth group, including investment management, personal trust and estate administration, custodial and escrow services, retirement account administration, and brokerage services. The private banking activities of our Private Wealth group are included with the Banking segment.

Net income from Asset Management for the year ended December 31, 2015 was $3.2 million, increasing $759,000 from $2.5 million for the year ended December 31, 2014, following an increase of $125,000 in 2014 from $2.3 million for the year ended December 31, 2013. The increase was attributable to a higher level of fee income from a higher AUMA at December 31, 2015, compared to the prior years. AUMA grew to $7.3 billion at December 31, 2015, from $6.6 billion at December 31, 2014 and $5.8 billion at December 31, 2013, attributable to growth in both managed and custody assets from new client acquisition.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in the Bank. Undistributed earnings relating to this investment are not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of certain compensation expense and professional fees allocated to the Holding Company. The Holding Company Activities segment reported a net loss of $20.8 million for the year ended December 31, 2015, compared to a net loss of $24.9 million for the same period in 2014 and a net loss of $26.2 million for 2013. The decline in net loss for the Holding Company Activities segment was due to lower interest expense in 2015 as a result of the partial redemption of our 10% Debentures in fourth quarter 2014. The Holding Company had $61.5 million in cash at December 31, 2015 compared to $60.6 million at December 31, 2014.

Additional information about our operating segments is also discussed in Note 21 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

FINANCIAL CONDITION

Total assets were $17.3 billion at December 31, 2015, an 11% increase from total assets of $15.6 billion at December 31, 2014. Total loans increased to $13.3 billion at year end 2015 from $11.9 billion at year end 2014, representing a 12% increase. Our total deposits increased to $14.3 billion at year end 2015 from $13.1 billion at year end 2014, representing a 10% increase. Total stockholders’ equity increased 15% from $1.5 billion at December 31, 2014 to $1.7 billion at December 31, 2015.

Investment Portfolio Management

We manage our investment securities portfolio to maximize the return on invested funds within acceptable risk guidelines, meet pledging and liquidity requirements, and adjust balance sheet interest rate sensitivity in an effort to protect net interest income levels against the impact of changes in interest rates. Investments in the portfolio are comprised of debt securities, primarily residential mortgage-backed securities and, to a lesser extent, state and municipal securities.

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

Debt securities that are classified as held-to-maturity are securities for which we have the ability and intent to hold them until maturity and are accounted for using historical cost, as adjusted for amortization of premiums and accretion of discounts.

Table 6
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of December 31, 2015			As of December 31, 2014			As of December 31, 2013
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury securities	$321,651	$322,922	10	$268,265	$269,697	10	$142,575	$145,716	6
U.S. Agency securities	46,098	46,504	1	46,258	46,959	2	45,528	47,409	2
Collateralized mortgage obligations	99,972	97,260	3	136,933	132,633	5	176,116	169,775	7
Residential mortgage-backed securities	829,855	817,006	27	846,078	822,746	29	963,107	946,656	38
State and municipal securities	467,790	458,402	15	347,310	340,810	13	274,650	271,135	11
Foreign sovereign debt	—	—	—	500	500	*	500	500	*
Total available-for-sale	1,765,366	1,742,094	56	1,645,344	1,613,345	59	1,602,476	1,581,191	64
Held-to-Maturity
Collateralized mortgage obligations	48,979	50,708	2	57,943	59,960	2	64,072	67,335	3
Residential mortgage-backed securities	1,069,572	1,069,746	34	892,162	885,235	32	673,773	688,410	27
Commercial mortgage-backed securities	228,063	229,722	7	181,437	183,021	7	157,973	164,607	6
State and municipal securities	254	254	*	1,073	1,069	*	1,090	1,084	*
Foreign sovereign debt	500	500	*	—	—	—	—	—	—
Other securities	3,873	4,353	1	—	—	—	—	—	—
Total held-to-maturity	1,351,241	1,355,283	44	1,132,615	1,129,285	41	896,908	921,436	36
Total securities	$3,116,607	$3,097,377	100	$2,777,959	$2,742,630	100	$2,499,384	$2,502,627	100
*    Less than 1%

As of December 31, 2015, our securities portfolio totaled $3.1 billion, an increase of $338.6 million, or 12%, compared to December 31, 2014. During 2015, purchases of securities totaled $833.9 million, with $439.5 million in the available-for-sale portfolio and $394.4 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential mortgage-backed securities and U.S. Treasury securities, as well as purchases of U.S. Treasury securities, commercial mortgage-backed securities and state and municipal securities.

In conjunction with ongoing portfolio management and rebalancing activities, during 2015, we sold $90.8 million primarily in U.S. Treasury securities and state and municipal securities, resulting in a net securities gain of $822,000.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprise 73% of the total portfolio at December 31, 2015. All of the mortgage securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage securities are comprised of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of states and local municipalities comprised 15% of the total portfolio at December 31, 2015. This type of security has historically experienced very low default rates and provided a predictable cash flow because it generally is not subject to significant prepayment. For a portion of our state and local municipality debt instruments, insurance companies and state programs provide credit enhancement to improve the credit rating and liquidity of the issuance. Management considers underlying municipality credit strength and any credit enhancement when evaluating a purchase or sale decision.

We do not hold direct exposure to the obligations of the State of Illinois. We hold some bonds from municipalities in Illinois, but the finances of these municipalities are not primarily dependent on the finances of the State of Illinois.

At December 31, 2015, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $14.0 million, a decrease of $5.4 million from December 31, 2014, due to increases in interest rates and the corresponding decrease in the value of securities. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future market volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

During the year ended December 31, 2015, we identified three municipal debt securities from the same issuer totaling $1.1 million, which had credit rating downgrades during the period. We determined that the difference between amortized cost and fair value was other-than-temporary and, accordingly, recognized the $466,000 difference as a component of net securities gains in the consolidated statements of income. The securities were sold in January 2016 with no further losses recognized.

The following table summarizes activity in the Company’s investment securities portfolio during 2015. There were no transfers of securities between investment categories during the year.

Table 7
Investment Portfolio Activity
(Dollars in thousands)

	December 31, 2015
	Available-for-Sale	Held-to-Maturity
Balance at beginning of year	$1,645,344	$1,129,285
Additions:
Purchases	439,536	394,377
Reductions:
Sale proceeds	(90,777)	—
Net gain on sale	822	—
Principal maturities, prepayments and calls, net of gains	(209,536)	(161,787)
Amortization of premiums and accretion of discounts	(11,296)	(6,592)
Total reductions	(310,787)	(168,379)
Decrease in market value	(8,727)	—	(1)
Balance at end of year	$1,765,366	$1,355,283

(1)
The held-to-maturity portfolio is recorded at cost, with no adjustment for the $3.3 million unrealized gain in the portfolio at the beginning of 2015 or the decrease in market value of $7.4 million for the year ended December 31, 2015.

The following table presents the maturities of the different types of investment securities that we owned at December 31, 2015 and the corresponding interest rates.
Table 8
Maturity Distribution and Portfolio Yields
(Dollars in thousands)

	As of December 31, 2015
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$—	—%	$322,922	1.18%	$—	—%	$—	—%
U.S. Agency securities	—	—%	46,504	1.30%	—	—%	—	—%
Collateralized mortgage obligations (1)	5,813	2.86%	91,447	3.24%	—	—%	—	—%
Residential mortgage-backed securities (1)	144	4.83%	474,798	3.24%	328,855	2.28%	13,209	3.03%
State and municipal securities (2)	16,048	3.05%	172,963	1.97%	263,534	2.10%	5,857	2.37%
Total available-for-sale	22,005	3.01%	1,108,634	2.36%	592,389	2.20%	19,066	2.83%
Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	50,708	1.40%	—	—%	—	—%
Residential mortgage-backed securities (1)	—	—%	378,583	2.46%	328,938	2.60%	362,225	2.95%
Commercial mortgage-backed securities (1)	275	1.28%	121,366	1.73%	108,081	2.36%	—	—%
State and municipal securities (2)	132	2.67%	122	2.94%	—	—%	—	—%
Foreign sovereign debt	—	—%	500	1.76%	—	—%	—	—%
Other securities	—	—%	—	—%	4,353	7.01%	—	—%
Total held-to-maturity	407	1.73%	551,279	2.20%	441,372	2.58%	362,225	2.95%
Total securities	$22,412	2.99%	$1,659,913	2.31%	$1,033,761	2.36%	$381,291	2.94%

(1)
The repricing distributions and yields to maturity of collateralized mortgage obligations and mortgage-backed securities are based on the average life of expected cash flows. Actual repricings and yields of the securities may differ from those reflected in the table depending upon actual interest rates and prepayment speeds.

(2)
The maturity date of state and municipal securities is based on contractual maturity, unless the bond, based on current market prices, is deemed to have a high probability that a call right will be exercised, in which case the call date is used as the maturity date.

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

The following discussion of our loan portfolio and credit quality excludes covered assets. Covered assets represent assets acquired through a FDIC-assisted acquisition that are subject to a loss share agreement and are presented separately on the consolidated statements of financial condition. For additional discussion of covered assets, refer to “Covered Assets” below in this “Management’s Discussion and Analysis”.

Portfolio Composition

Table 9
Loan Portfolio
(Dollars in thousands)

	December 31,
	2015	% of Total	2014	% of Total	2013	% of Total	2012	% of Total	2011	% of Total
Commercial	$6,747,389	51	$5,996,070	50	$5,360,773	51	$4,843,227	48	$4,176,293	46
Commercial - owner-occupied CRE	1,888,238	14	1,892,564	16	1,695,479	16	1,608,091	16	1,134,229	13
Total commercial	8,635,627	65	7,888,634	66	7,056,252	67	6,451,318	64	5,310,522	59
Commercial real estate	2,629,873	20	2,323,616	20	2,062,889	19	2,177,529	21	2,247,103	25
Commercial real estate - multi-family	722,637	5	593,103	5	513,194	5	543,622	5	452,595	5
Total commercial real estate	3,352,510	25	2,916,719	25	2,576,083	24	2,721,151	26	2,699,698	30
Construction	522,263	4	381,102	3	293,387	3	190,496	2	287,002	3
Total commercial real estate and construction	3,874,773	29	3,297,821	28	2,869,470	27	2,911,647	28	2,986,700	33
Residential real estate	461,412	4	361,565	3	341,868	3	373,580	4	297,229	3
Home equity	129,317	1	142,177	1	149,732	1	167,760	2	181,158	2
Personal	165,346	1	202,022	2	226,699	2	235,677	2	232,952	3
Total loans	$13,266,475	100	$11,892,219	100	$10,644,021	100	$10,139,982	100	$9,008,561	100
Growth vs. prior year–end	12%		12%		5%		13%		-1%

Total loans were $13.3 billion at December 31, 2015, compared to $11.9 billion at December 31, 2014. Loans grew by $1.4 billion during the year ended December 31, 2015, with the growth primarily in commercial loans, which increased $747.0 million from year end 2014, and commercial real estate loans, which increased $435.8 million from year end 2014. During the year ended December 31, 2015, new loans to new clients totaled $1.6 billion. Payoffs for the year ended December 31, 2015 were approximately $259.0 million higher compared to payoff levels during the year ended December 31, 2014. Payoffs during the year ended December 31, 2015 were impacted by several clients completing the sales of their businesses before year end, property sales, and clients obtaining permanent financing outside the Company, as we are primarily a short to intermediate term lender. Our five-quarter trailing average loan growth was approximately $343.8 million at December 31, 2015, increasing $47.2 million compared to $296.6 million a year ago. Revolving line usage on the overall loan portfolio increased to 47% at December 31, 2015, from 45% at December 31, 2014, which also reflects increased usage on bridge line facilities to private equity funds, as discussed below.

Heightened competition from both bank and non-bank lenders has affected, and continues to affect, borrowers’ expectations regarding both pricing and loan structure, which we believe could impact our loan growth rate due to increasing availability in the market of financing alternatives offering terms outside our pricing and risk tolerances. Our strategy is focused on developing new credit relationships that generate opportunities to provide comprehensive banking services to our clients and, accordingly, we seek to maintain a disciplined approach when pricing and structuring new credit opportunities.
Our loan growth over the year was driven by growth in commercial and industrial loans, which increased $747.0 million, and growth in our commercial real estate portfolio, which increased $435.8 million, from December 31, 2014 to December 31, 2015. Included in these increases are some loans that have a higher-risk classification. Within the commercial and industrial portfolio, the finance and insurance portfolio increased $532.7 million. We generally earn higher yields on our commercial and industrial portfolio particularly related to our specialized lending products, such as healthcare and security alarm financing, than other segments of our loan portfolio. We also have greater potential to cross-sell other products and services, such as treasury management services, to our commercial and industrial lending clients. Growth in our commercial real estate portfolio can be attributed to new client activity and increases in retail property loans and multi-family loans.

In the normal course of our business, we participate in loan transactions that involve a number of banks in an effort to maintain and build client relationships while managing portfolio risk, with a view to cross-selling products and originating loans for the borrowers in the future. Although we often strive to lead or co-lead the arrangement, we also participate in transactions led by other banks when we have a relationship with, or seek to develop a relationship with, the borrower. Loan syndications assist us with decreasing credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our $13.3 billion in total loans at December 31, 2015, we were party to $4.6 billion of loans with other financial institutions, consisting of $2.6 billion for which we were a non-lead participant in the syndicated loan and $2.0 billion in retained balances in syndicated loans that were led or co-led by us. Of the $2.6 billion of loans as of December 31, 2015, in which we were a non-lead participant, $1.8 billion were shared national credits (“SNCs”), which are loan commitments of at least $20 million that are shared by three or more regulatory depository institutions. Of the $1.6 billion of new lending to new clients mentioned previously, approximately $237.1 million, or 15%, related to SNCs.

We believe that several recent economic conditions and regulatory developments have impacted and may continue to impact market demand for participations in certain types of syndicated loan transactions. To the extent financing opportunities we pursue exceed our risk appetite for larger credit exposures and we are not able to syndicate the loan transactions, our loan growth may be impacted.
The following table summarizes the composition of our commercial loan portfolio at December 31, 2015 and 2014 based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client’s ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client’s underlying business activity changes, classification differences between periods will arise.

Table 10
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	December 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Manufacturing	$1,810,085	21	$1,700,561	22
Healthcare	1,807,764	21	1,791,921	23
Finance and insurance	1,333,363	15	800,690	10
Wholesale trade	768,571	9	726,176	9
Professional, scientific, and technical services	574,278	7	461,672	6
Real estate, rental and leasing	542,437	6	578,329	7
Administrative and support and waste management and remediation services	481,827	5	480,266	6
Architecture, engineering and construction	252,351	3	301,172	4
Retail trade	228,935	3	251,790	3
All other segments (1)	836,016	10	796,057	10
Total commercial (2)	$8,635,627	100	$7,888,634	100
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(1)	All other consists of numerous smaller balances across a variety of industries with no category greater than 3%.

(2)	Includes owner-occupied commercial real estate of $1.9 billion at both December 31, 2015 and 2014, respectively.

Our manufacturing portfolio, representing 21% of our commercial lending portfolio and 14% of the total portfolio at December 31, 2015, is well diversified among sub-industry and product types with particular focus on serving clients in the key geographic markets in which we operate. The manufacturing industry classification is a key component of our core business. During 2015, particularly in the second half of the year, the U.S. manufacturing sector experienced a significant slowdown, as evidenced by declines or slowing rates of growth in a number of key indicators, due in part to the economic headwinds of lower commodity prices, a strong U.S. dollar, and declining oil and gas prices. The stress currently faced by the broader manufacturing sector could adversely impact our existing portfolio and/or our future loan growth rate.

We have a specialized niche in the skilled nursing, assisted living, and residential care segment of the healthcare industry classification. Loan relationships to these providers tend to be larger extensions of credit with borrowers primarily represented by for-profit businesses. At December 31, 2015, 21% of our commercial loan portfolio and 14% of our total loan portfolio was composed of loans extended primarily to healthcare operators to finance the working capital needs and cost of facilities providing such services. The facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Accordingly, our clients and their ability to service this debt may be adversely impacted by the financial health of state or federal payors. In recent years, there have been reductions in the reimbursement rates in certain states and government entities are taking longer to reimburse providers. For example, in the State of Illinois, the Medicaid reimbursement rate was reduced and the budget impasse, which has resulted in the state operating without a budget since June 30, 2015, has contributed to reduced Medicaid payments to healthcare providers. Although our healthcare commercial loan portfolio is well diversified across 27 states, loans to borrowers in the State of Illinois represented our highest geographic concentration of healthcare loans at 19% of the healthcare commercial loan portfolio, or $336.7 million, as of December 31, 2015. The challenged financial condition of the State of Illinois has had some adverse effects on the cash flow position of some of our Illinois-based healthcare borrowers. Despite this impact on client cash flows, to date, the healthcare loan portfolio has experienced minimal defaults and losses. We are actively monitoring the Illinois budget situation and its potential impact on our borrowers to manage the risks presented by the state’s budget problems and overall challenged financial condition.

The third largest segment of our commercial loan portfolio is the finance and insurance portfolio, which increased $532.7 million, or 67%, since December 31, 2014 and now represents 15% of our commercial loan portfolio at December 31, 2015 compared to 10% at December 31, 2014. Included within the growth was a net increase of $206.6 million in outstanding loans under bridge lines to private equity funds, which provide liquidity as a bridge to the next capital call from their investors. The terms of such loans are generally between 90 and 120 days and, given their purpose, these loans generally remain outstanding for a short period of time. Amounts outstanding under these lines generally will fluctuate from quarter to quarter given their transactional nature. At December 31, 2015, outstanding bridge lines totaled $239.9 million. Also contributing to the year-over-year increase was a $64.3 million increase in specialty finance loans, which totaled $342.7 million as of December 31, 2015. This type of lending represents loans to nonbank specialty finance lenders that provide various types of financing to their customers, such as consumer financing, auto financing, equipment financing or other types of asset-based lending. The growth in this portfolio is a result of pursuing new opportunities to add specialized industry knowledge amongst our client relationship managers, with an expanded team in 2015 and a greater presence in the market, contributing to the growth in this sector.

The following table summarizes our commercial real estate and construction loan portfolios by collateral type at December 31, 2015 and 2014.

Table 11
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	December 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Retail	$763,179	23	$608,102	21
Multi-family	722,637	22	593,103	20
Office	572,711	17	543,657	19
Health care	335,918	10	361,476	12
Industrial/warehouse	319,958	9	264,976	9
Land	247,190	7	199,497	7
Residential 1-4 family	86,214	3	76,995	3
Mixed use/other	304,703	9	268,913	9
Total commercial real estate	$3,352,510	100	$2,916,719	100
Construction
Multi-family	$130,020	25	$113,206	30
Retail	107,327	21	100,086	26
Office	84,459	16	14,447	4
Health care	62,460	12	22,382	6
Industrial/warehouse	46,530	9	43,779	11
Residential 1-4 family	21,849	4	32,419	9
Mixed use/other	69,618	13	54,783	14
Total construction	$522,263	100	$381,102	100

Of the combined commercial real estate and construction portfolios, the three largest categories at December 31, 2015 were retail, multi-family and office, which represented 22%, 22% and 17%, respectively. Generally, our commercial real estate and construction portfolio strategies focus on core real estate classes in the markets in which we operate and established sponsors and developers with which we have prior experience, other banking relationships or the opportunity to offer comprehensive banking relationships. Within the multi-family asset type, we believe we are well diversified across property types (low-rise, mid-rise, and high-rise structures), unit types (traditional unit sizes, micro units, etc.), class (luxury class A, mid-point class B, etc.) and location. Additionally, the multi-family asset type is further diversified with a combination of stabilization of prior construction projects, existing property improvements, and stable assets with strong recurring cash flows. The construction portfolio totaled $522.3 million at December 31, 2015, an increase of $141.2 million, or 37%, compared to $381.1 million at December 31, 2014 with the most significant increases in the office and healthcare categories. Payoffs during the year ended December 31, 2015 included property sales and refinancing into the long-term market, as we are primarily a short to intermediate term real estate lender.

Portfolio Risk Management

In conjunction with our commercial middle market focus, our lending activities sometimes involve large credit relationships. Due to the larger size of these loans, the unexpected occurrence of an event or development with respect to one or more of these loans that adversely impacts the ability of the borrower to maintain financial stability, the value of collateral securing the loan, and to the extent these loans are nonperforming, the success of a workout strategy or the ability of a borrower to maintain performing status, could materially and adversely affect our results of operations and financial condition. The following table summarizes our credit relationships with commitments greater than $25 million as of December 31, 2015, and December 31, 2014:

Table 12
Client Relationships with Commitments Greater Than $25 Million
(Dollars in thousands)

	December 31, 2015	December 31, 2014
Commitments greater than $25 million
Number of client relationships	149	136
Percentage that are commercial and industrial businesses	88%	88%
Aggregate amount of commitments	$4,976,666	$4,339,470
Funded loan balances	$2,841,801	$2,301,805
Funded loan balances as a percent of total loan portfolio	21%	19%

As part of the risk-based deposit insurance assessment framework, the FDIC has established a regulatory classification of “higher-risk assets,” which include higher-risk commercial and industrial loans (funded and unfunded), construction and development (“C&D”) loans (funded and unfunded), non-traditional mortgages, and higher-risk consumer loans. As part of our overall portfolio risk management, we have developed a plan to manage our level of higher-risk assets relative to our capital position and within our overall risk appetite. The following table summarizes our higher-risk assets as of December 31, 2015, and December 31, 2014.

Table 13 (1)
Higher-Risk Assets
(Amounts in thousands)

	December 31, 2015		December 31, 2014
	Outstanding	Unfunded Commitment	Outstanding	Unfunded Commitment
Commercial and industrial	$1,501,418	$484,654	$1,457,906	$409,940
Construction and development	789,637	958,829	703,030	865,298
Non-traditional mortgages	959	—	2,071	—
Consumer	10,445	—	10,731	—
Total	$2,302,459	$1,443,483	$2,173,738	$1,275,238

(1)	Loan category classification is based on the FDIC’s regulatory definition.

Higher-risk commercial and industrial loans include a majority of our total leveraged loan portfolio and are primarily underwritten on the recurring earnings of the borrower, where the ratio of debt-to-earnings is elevated compared to other commercial loans that are not characterized as higher-risk. Our higher-risk commercial and industrial loans are spread across multiple industries, generally command higher loan yields as a premium for underwriting the additional risk attributable to the leveraged position of the underlying borrower, and typically have lower collateral coverage than similar commercial and industrial loans that are not classified by the FDIC as higher-risk assets. Based on our historical experience, the loss factors and the probability of default for loans underwritten with such characteristics have generally been higher than our commercial and industrial loan portfolio as a whole and we take this into account in establishing our allowance for loan losses.

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of December 31, 2015, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 14
Maturities and Sensitivities of Loans to Changes in Interest Rates (1)
(Amounts in thousands)

	As of December 31, 2015
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$2,134,819	$6,308,821	$191,987	$8,635,627
Commercial real estate	970,274	2,151,230	231,006	3,352,510
Construction	159,508	362,165	590	522,263
Residential real estate	7,061	978	453,373	461,412
Home equity	11,471	67,330	50,516	129,317
Personal	113,138	52,004	204	165,346
Total	$3,396,271	$8,942,528	$927,676	$13,266,475
Loans maturing after one year:
Predetermined (fixed) interest rates		$165,246	$300,554
Floating interest rates		8,777,282	627,122
Total		$8,942,528	$927,676

(1)
Maturities are based on contractual maturity date. Actual timing of repayment may differ from those reflected in the table as clients may choose to pre-pay their outstanding balance prior to the contractual maturity date.

Of the $9.4 billion in loans maturing after one year with a floating interest rate, $1.1 billion are subject to interest rate floors, of which $817.0 million have such floors in effect at December 31, 2015. For further analysis and information related to interest sensitivity, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-K.

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

Potential problem loans, like special mention loans, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. These loans continue to accrue interest, but ultimate collection in full is questionable due to the same conditions that characterize a special mention credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or the value of the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not resolved. Although potential problem loans require additional attention by management, they may not become nonperforming.

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

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan in an attempt to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of reducing the interest rate, extending the maturity date, reducing the principal balance, or other action intended to minimize potential losses and maximize our chances of a more successful recovery on a troubled loan. When we make such concessions as part of a modification, we report the loan as a troubled debt restructurings (“TDRs”) and account for the interest due in accordance with our TDR policy. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. The TDR is classified as an accruing TDR if the borrower has demonstrated the ability to meet the new terms of the restructured loan as evidenced by a minimum of six months of performance in compliance with the restructured terms or if the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. TDRs accrue interest as long as the borrower complies with the revised terms and conditions and management is reasonably assured as to the collectability of principal and interest; otherwise, the restructured loan will be classified as nonaccrual. The TDR classification is removed when the loan is either fully repaid or is re-underwritten at market terms and an evaluation of the loan determines that it does not meet the definition of a TDR under current accounting guidance (i.e., the new terms do not represent a concession, the borrower is no longer experiencing financial difficulty, and the re-underwriting is executed at current market terms for new debt with similar risk).

OREO represents properties acquired as the result of borrower defaults on loans secured by a mortgage on real property.

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, special mention, potential problem and past due loans for the past five years.

Table 15
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	December 31,
	2015	2014	2013	2012	2011
Nonperforming assets:
Commercial	$32,794	$31,047	$24,779	$41,913	$65,958
Commercial real estate	8,501	19,749	46,953	68,554	133,257
Construction	—	—	—	557	21,879
Residential real estate	4,762	5,274	9,976	11,224	14,589
Personal and home equity	7,692	11,474	12,530	16,532	24,169
Total nonaccrual loans	$53,749	$67,544	$94,238	$138,780	$259,852
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	$53,749	$67,544	$94,238	$138,780	$259,852
OREO	7,273	17,416	28,548	81,880	125,729
Total nonperforming assets	$61,022	$84,960	$122,786	$220,660	$385,581

Nonaccrual troubled debt restructured loans (included in nonaccrual loans):
Commercial	$25,034	$20,113	$6,188	$25,200	$28,409
Commercial real estate	7,619	8,005	19,309	29,426	32,722
Construction	—	—	—	—	960
Residential real estate	1,341	1,881	2,239	2,867	3,592
Personal and home equity	5,177	6,299	4,446	7,299	9,721
Total nonaccrual troubled debt restructured loans	$39,171	$36,298	$32,182	$64,792	$75,404

Restructured loans accruing interest:
Commercial	$14,526	$21,124	$17,635	$44,267	$42,569
Commercial real estate	—	199	950	14,758	41,348
Residential real estate	—	—	—	465	3,238
Personal and home equity	2,020	1,422	1,591	1,490	13,754
Total restructured loans accruing interest	$16,546	$22,745	$20,176	$60,980	$100,909
Special mention loans	$120,028	$100,989	$71,257	$96,794	$204,965
Potential problem loans	$132,398	$87,442	$101,772	$107,876	$177,095
30-89 days past due loans	$9,067	$11,816	$8,870	$18,470	$28,322
Nonperforming loans to total loans	0.41%	0.57%	0.89%	1.37%	2.88%
Nonperforming loans to total assets	0.31%	0.43%	0.67%	0.99%	0.99%
Nonperforming assets to total assets	0.35%	0.54%	0.87%	1.57%	3.11%
Allowance for loan losses as a percent of nonperforming loans	299%	226%	152%	116%	74%

Nonperforming loans totaled $53.7 million at December 31, 2015, declining $14.8 million, or 20%, from $67.5 million at December 31, 2014. Nonperforming loan inflows, which are primarily composed of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status), have steadily declined nearly every year since 2010 and reached its lowest level since before the onset of the global financial crisis late in the last decade, totaling $44.3 million for the year ended December 31, 2015, decreasing from $54.0 million for the year ended December 31, 2014. The improving economic environment has provided greater opportunity to work with clients to repair and resolve credit relationships starting to exhibit signs of weakness prior to reaching greater deterioration. Nonperforming loans as a percent of total loans were 0.41% at December 31, 2015, down from 0.57% at December 31, 2014.

OREO declined $10.1 million, or 58%, to $7.3 million from $17.4 million at December 31, 2014, as inflows to OREO were more than offset by sales of OREO and valuation adjustments as we continue to dispose and settle these properties.

Nonperforming assets declined $23.9 million, or 28% from $85.0 million at December 31, 2014 to $61.0 million at December 31, 2015. As we continue to resolve our nonperforming assets, improvements were primarily due to paydowns, payoffs and sales. Nonperforming assets as a percentage of total assets were 0.35% at December 31, 2015, compared to 0.54% at December 31, 2014.

As of December 31, 2015, special mention loans totaled $120.0 million, increasing $19.0 million from year end 2014 and was largely attributable to a single commercial real estate credit. Potential problem loans totaled $132.4 million at December 31, 2015, increasing $45.0 million from $87.4 million at December 31, 2014, primarily in the commercial loan portfolio. At December 31, 2015, commercial loans comprised $124.7 million, or 94% of total potential problems loan, with five borrowers representing over 50% of the total. Because our loan portfolio contains loans that may be larger in size changes in the performance of larger credits may from time to time create fluctuations in our credit quality metrics, including nonperforming, special mention and potential problem loans.

The following table presents changes in our nonperforming loans for the years ended December 31, 2015 and 2014.

Table 16
Nonperforming Loans Rollforward
(Amounts in thousands)

	December 31,
	2015	2014
Nonperforming loans:
Balance at beginning of year	$67,544	$94,238
Additions:
New nonaccrual loans (1)	44,259	54,028
Reductions:
Return to performing status	(1,709)	(558)
Paydowns and payoffs, net of advances	(30,445)	(40,090)
Net sales	(5,107)	(17,055)
Transfer to OREO	(6,243)	(8,753)
Transfer to loans held-for-sale	(667)	—
Charge-offs	(13,883)	(14,266)
Total reductions	(58,054)	(80,722)
Balance at end of year	$53,749	$67,544

Nonaccruing troubled debt restructured loans (included in nonperforming loans):
Balance at beginning of period	$36,298	$32,182
Additions:
New nonaccrual troubled debt restructured loans (1)	34,204	25,067
Reductions:
Return to performing status	(934)	—
Paydowns and payoffs, net of advances	(14,932)	(15,181)
Net sales	(1,047)	(4,456)
Transfer to OREO	(3,713)	(685)
Charge-offs	(10,705)	(629)
Total reductions	(31,331)	(20,951)
Balance at end of period	$39,171	$36,298

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

Credit Quality Management and Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio at the consolidated statements of financial condition date. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. The allowance contains reserves for identified probable losses relating to specific borrowing relationships that are considered to be impaired (the “specific component” of the allowance) and for probable losses inherent in the loan portfolio that have not been specifically identified (the “general allocated component” of the allowance). The general allocated component is determined using a methodology that is a function of quantitative and qualitative factors and management judgment applied to defined segments of our loan portfolio.

The methodology and accounting policies underlying the establishment and maintenance of the allowance for loan losses through provisions charged to operating expense are discussed more fully in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. The importance of certain estimates, assumptions and judgments to the determination of our allowance for loan losses is discussed in the “Critical Accounting Policies” section in this Item 7.

The following table presents our allocation of the allowance for loan losses by loan category and reserve component for the past five years.

Table 17
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	As of December 31,
	2015	% of Total	2014	% of Total	2013	% of Total	2012	% of Total	2011	% of Total
Commercial	$117,619	73	$103,462	68	$80,768	57	$63,709	39	$60,663	32
Commercial real estate	27,610	17	31,838	21	42,362	30	73,150	45	94,905	49
Construction	5,441	4	4,290	3	3,338	2	2,434	2	12,852	7
Residential real estate	4,239	3	5,316	3	7,555	5	9,696	6	6,376	3
Home equity	3,744	2	4,924	3	5,648	4	6,797	4	4,022	2
Personal	2,083	1	2,668	2	3,438	2	5,631	4	12,776	7
Total	$160,736	100	$152,498	100	$143,109	100	$161,417	100	$191,594	100
Specific reserve	$7,262	5	$16,627	11	$22,377	16	$43,390	27	$69,944	37
General reserve	$153,474	95	$135,871	89	$120,732	84	$118,027	73	$121,650	63
Recorded Investment in Loans:
Ending balance, specific reserve	$70,295		$90,289		$114,414		$199,760		$360,761
Ending balance, general allocated reserve	13,196,180		11,801,930		10,529,607		9,940,222		8,647,800
Total loans at year end	$13,266,475		$11,892,219		$10,644,021		$10,139,982		$9,008,561

Specific Component of the Allowance

The specific component is the summation of individual reserves related to impaired loans that are analyzed on a loan-by-loan basis. Impaired loans consist of nonaccrual loans and TDRs. At December 31, 2015, the specific component of the allowance totaled $7.3 million, declining $9.4 million, or 56%, from $16.6 million at December 31, 2014, continuing the trend from the previous four years as presented in Table 17 above. The reduction in the specific component during 2015 was largely driven by favorable developments in several impaired loans during the year and the continued overall reduction in the impaired loan population. Of the $70.3 million in impaired loans at December 31, 2015, and the $90.3 million in impaired loans at December 31, 2014, 54% and 56%, respectively, required a specific reserve.

General Allocated Component of the Allowance

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors and considerations applied to segments of our loan portfolio. Our methodology applies a historical loss model that takes into account at a product level (e.g., commercial, commercial real estate, construction, etc.) the default and loss history of similar products or sub-products using a look-back period that begins in 2010 and is updated with monthly data on a lagged quarter to the most recent period. Prior to 2015, we segregated loans by vintage based on origination year (“legacy” and “transformational,” with legacy referring to loans originated in 2007 and prior years, and transformational referring to loans originated after the implementation of our strategic growth plan in late 2007) and product type. Our current methodology no longer segregates loans by vintage and does not classify loans as legacy or transformational. In light of the small balance of legacy loans in relation to our overall loan portfolio (approximately 4%) and the amount of time that has passed since implementing our strategic growth plan, we believe that our historical loss data since 2010 is more relevant to the inherent losses in our loan portfolio and reflective of current market conditions.

Our methodology uses our default and loss history over the look-back period to establish a probability of default (“PD”) for each product type (and, in some cases, sub-segments within a product type) and risk rating, as well as an expected loss given default (“LGD”) for each product type. For our consumer portfolio, we assign a PD and LGD to each delinquency period instead of product type. Our methodology applies the PD and LGD to the applicable loan balances and produces a loss estimate by product that is inclusive of the loss emergence period.

We assess the appropriate balance of the general allocated component of the reserve at the model loss emergence period based on a variety of internal and external quantitative and qualitative factors giving consideration to conditions that we believe are not fully reflected in the model-generated loss estimates. Topics considered in this assessment include changes in lending practices and procedures (e.g., underwriting standards) internally and in our industry, changes in business or economic conditions, changes in the nature and volume of loans, changes in staffing or management in our lending teams, changes in the quality of our results from loan reviews (which includes credit quality trends and risk rating accuracy), changes in underlying collateral values, recent portfolio performance, concentration risks, and other external factors such as legal or regulatory matters relevant to management’s assessment of required reserve levels. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve differs from the amount determined through the model-driven quantitative framework, with respect to a given product type. In determining the amount of any qualitative adjustment to be made to the quantitative model output, management may adjust the PD and/or LGD for a product type (or a sub-segment within a produt type) to reflect conditions that it does not believe are reflected in historical loss rates and apply those adjusted PDs and LGDs to determine the impact on the model output, with the result used to inform management’s determination of the appropriate qualitative adjustment to be made to the general allocated component for the product type.

In our evaluation of the quantitatively-determined amount and the adequacy of the allowance at December 31, 2015, we considered a number of factors for each product consistent with the considerations discussed in the prior paragraph. The following describes the primary management qualitative adjustments made to each product type in determining our reserve levels at December 31, 2015:

•
Commercial -Management increased the model output for this product type to reflect: the overall slowdown in the U.S. manufacturing industry by considering our own PD versus industry-wide default rates; increased leverage metrics on existing borrowers within the portfolio; and competitive loan structures in the industry. Management increased LGDs used for the general commercial and industrial segment to reduce the impact of recoveries relating to loans charged off in older periods. Management also increased the LGDs used for the asset-based lending sub-segment based on industry data because we do not have loss experience in recent years for this sub-segment.

•
Commercial Real Estate - Management increased the model output to reflect: industry level default rate experience in portfolios where we lack loss experience; increased leverage metrics on existing borrowers within the portfolio; compression of capitalization rates in the industry; and competitive loan structures in the industry. Management increased LGDs to reduce the impact of recoveries relating to loans charged off in older periods. Management also adjusted PD rates in instances where calculations using historical loss experience are not expected to be representative of management’s estimated losses at the consolidated statements of financial condition date.

•
Construction - Management adjusted the model output to reflect: industry level default rate experience in portfolios where we lack loss experience; increasing collateral valuations; and competition in the market and less stringent loan structures. Management also adjusted PD rates in instances where calculations using historical loss experience are not expected to be representative of management’s estimated losses at the consolidated statements of financial condition date.

•
Consumer - Management increased the model output to reflect: borrowers’ credit strength and willingness to purchase homes (e.g., due to high student debt levels); and general economic conditions and interest rate trends that impact these products

Management also considers the amount and characteristics of the accruing TDRs removed from the general reserve formulas as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.
In determining our reserve levels at December 31, 2015, we established a general reserve that includes management’s qualitative assessment discussed above which increased the reserve to a higher output than the model’s quantitative output, in total. This judgment was influenced primarily by recent indicators in our commercial portfolio, such as the increasing leverage metrics for some existing borrowers, changes in underwriting standards, and volume and nature of loan growth, which have not yet been fully incorporated into the model output.

The general allocated component of the allowance increased by $17.6 million, or 13%, from $135.9 million at December 31, 2014, to $153.5 million at December 31, 2015. The increase in the general allocated reserve was primarily influenced by larger reserve requirements to reflect the $1.4 billion growth in the loan portfolio in 2015 and changes in the credit quality of the existing portfolio for certain sectors in the commercial portfolio, specifically in the portfolio of leveraged commercial and industrial loans. These increases were partially offset by a reduction in the reserve in the commercial real estate portfolio due to the stability and positive position of the portfolio metrics within this product type.

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

Management evaluates the adequacy of the allowance for loan losses and reviews the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of December 31, 2015, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including for those loans where the loss is not yet identifiable).

As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Table 18
Allowance for Loan Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Change in allowance for loan losses:
Balance at beginning of year	$152,498	$143,109	$161,417	$191,594	$222,821
Loans charged-off:
Commercial	(11,438)	(5,588)	(22,339)	(31,768)	(32,742)
Commercial real estate	(1,458)	(6,214)	(25,294)	(68,099)	(108,814)
Construction	—	(6)	70	(1,979)	(11,282)
Residential real estate	(494)	(1,514)	(3,501)	(3,010)	(2,009)
Home equity	(716)	(1,017)	(3,445)	(3,128)	(6,586)
Personal	(59)	(158)	(3,725)	(10,044)	(9,594)
Total charge-offs	(14,165)	(14,497)	(58,234)	(118,028)	(171,027)
Recoveries on loans previously charged-off:
Commercial	4,396	6,340	5,054	4,179	4,280
Commercial real estate	1,209	2,674	2,173	8,709	3,162
Construction	204	79	48	2,315	291
Residential real estate	318	675	15	126	61
Home equity	507	228	475	509	337
Personal	1,102	721	997	1,137	1,114
Total recoveries	7,736	10,717	8,762	16,975	9,245
Net charge-offs	(6,429)	(3,780)	(49,472)	(101,053)	(161,782)
Provisions charged to operating expense	14,667	13,169	31,164	70,876	130,555
Balance at end of year	$160,736	$152,498	$143,109	$161,417	$191,594
Allowance for loan losses as a percent of loans	1.21%	1.28%	1.34%	1.59%	2.13%
Average loans, excluding covered assets	$12,617,346	$11,199,985	$10,228,385	$9,457,541	$8,915,750
Ratio of net charge-offs to average loans outstanding for the year	0.05%	0.03%	0.48%	1.07%	1.81%
Allowance for loan losses as a percent of nonperforming loans	299%	226%	152%	116%	74%

Activity in the Allowance for Loan Losses

The allowance for loan losses increased $8.2 million from $152.5 million at December 31, 2014 to $160.7 million at December 31, 2015 and was largely reflective of the $1.4 billion loan growth during 2015, offset by the release of $9.4 million in specific reserves. The allowance for loan losses to total loans ratio was 1.21% at December 31, 2015 and 1.28% at December 31, 2014.

Gross charge-offs declined slightly to $14.2 million for 2015, from $14.5 million for 2014. Commercial loans comprised 81% of total charge-offs in 2015, with 71% of total commercial charge-offs related to two individual credits for the year ended December 31, 2015.

The provision for loan losses is the expense recognized in the consolidated statements of income to adjust the allowance for loan losses to the level deemed appropriate by management, as determined through application of our allowance methodology. The provision for loan losses totaled $14.7 million in 2015, up from $13.2 million in 2014 and down from $31.2 million in 2013 and fluctuates period to period depending on the level of loan growth and unevenness in credit quality due to the size of individual credits. Given the relatively low level of specific reserves at December 31, 2015, we expect any further benefit to provision expense resulting from the release of existing specific reserves to be minimal. Accordingly, we expect our provision expense going forward to be driven mostly by changes to the general allocated component due to overall loan growth, the nature and type of loans added to the portfolio, credit performance and, if necessary, any new specific reserves that may be required.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the year ended December 31, 2015, our reserve for unfunded commitments decreased $515,000 from December 31, 2014 to $11.8 million and consisted of $11.4 million in general reserves and $372,000 in specific reserves at December 31, 2015. For the year ended December 31, 2015, general reserves were flat compared to December 31, 2014. The specific reserved decreased $522,000 from December 31, 2014, mainly attributable to two credits released during 2015. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the consolidated statements of income. Unfunded commitments, excluding covered assets, totaled $6.6 billion and $6.0 billion at December 31, 2015 and 2014, respectively. At December 31, 2015, unfunded commitments with maturities of less than one year approximated $1.7 billion. For further information on our unfunded commitments, refer to Note 19 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

COVERED ASSETS

At December 31, 2015, and December 31, 2014, covered assets represent acquired residential mortgage loans and foreclosed loan collateral covered under a loss share agreement with the FDIC and include an indemnification receivable representing the present value of the expected reimbursement from the FDIC related to expected losses on the covered assets. The loss share agreement will expire on September 30, 2019.

Total covered assets, net of allowance for covered loan losses, declined $7.7 million, or 27%, from $28.9 million at December 31, 2014 to $21.2 million at December 31, 2015. The reduction was primarily attributable to $12.0 million in principal paydowns, net of advances, as well as the impact of such on the evaluation of expected cash flows and discount accretion levels. At December 31, 2015, the indemnification receivable totaled $1.7 million, compared to $1.8 million at December 31, 2014. Because the remaining covered assets largely represent single-family mortgages, we do not expect a significant change in balances from period to period. Total delinquent and nonperforming covered loans totaled $5.2 million at December 31, 2015 and $7.0 million at December 31, 2014.

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

We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, and selectively purchase securities and investments. Liquid assets refer to cash on hand, Federal funds (“Fed funds”) sold and securities. Net liquid assets represent liquid assets less the amount of such assets pledged to secure deposits, repurchase agreements, FHLB advances and FRB borrowings that require collateral and to satisfy contractual obligations. Net liquid assets at the Bank were $2.9 billion and $2.7 billion at December 31, 2015 and 2014, respectively.

The Bank’s principal sources of funds are commercial deposits, some of which are large institutional deposits and deposits that are classified for regulatory purposes as brokered deposits, and retail deposits. In addition to deposits, we utilize FHLB advances and other sources of funding to support our balance sheet and liquidity needs. Cash from operations is also a source of funds. The Bank’s principal uses of funds include funding growth in the loan portfolio and, to a lesser extent, our investment portfolio, which is designed to be highly liquid to serve collateral needs and support liquidity risk management. In managing our levels of cash on-hand, we consider factors such as deposit movement trends (which can be influenced by changing economic conditions, client specific needs to support their businesses, including transactions such as acquisitions and divestitures, and the overall composition of our deposit base) and other needs of the Bank.

The primary sources of funding for the Holding Company include dividends received from the Bank, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt and equity. As an additional source of funding, the Holding Company has a 364-day revolving line of credit with a group of commercial banks allowing borrowings of up to $60.0 million in total. As of December 31, 2015, no amounts had been drawn on the facility. The Holding Company had $61.5 million in cash at December 31, 2015, compared to $60.6 million at December 31, 2014.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $167.7 million from 2014 to $262.3 million for 2015. Cash flows from investing activities reflect the impact of growth in loans and investments acquired for our interest-earning asset portfolios, as well as asset maturities and sales. For 2015, net cash used in investing activities was $1.7 billion, compared to $1.5 billion for the prior year. This change in cash flows primarily represents larger amounts of cash redeployed towards the funding of loans in 2015. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash provided by financing activities for 2015 was $1.4 billion, compared to $1.3 billion for the prior year. The current period increase in financing cash flows primarily resulted from a net increase in deposit balances and FHLB advances during the 2015.

Deposits

Our deposit base is predominately composed of middle market commercial client relationships from a diversified industry base. We offer a suite of deposit and cash management products and services that support our efforts to attract and retain commercial clients. These deposits are generated principally through the development of long-term relationships with clients. Approximately 70% of our deposits at December 31, 2015, were accounts managed by our commercial business groups.

Through our community banking and private wealth groups, we offer a variety of small business and personal banking products, including checking, savings and money market accounts and certificates of deposit (“CDs”). Approximately 27% of our deposits at December 31, 2015, were accounts managed by our community banking and private wealth groups.

Public fund balances, denoting the funds held on account for municipalities and other public entities, are included as part of our total deposits. We enter into specific agreements with certain public clients to pledge collateral, primarily securities, in support of their balances on deposit. At December 31, 2015, we had public funds on deposit totaling $832.9 million, or approximately 6% of our deposits. Changes in public fund balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following table presents the composition of deposits for the periods shown.

Table 19
Deposits (1)
(Dollars in thousands)

	As of December 31,						% Change
	2015	% of Total	2014	% of Total	2013	% of Total	2015-2014	2014-2013
Noninterest-bearing deposits	$4,355,700	30	$3,516,695	27	$3,172,676	26	24	11
Interest-bearing demand deposits	1,503,372	11	1,907,320	15	1,470,856	12	-21	30
Savings deposits	377,191	3	319,100	2	284,482	2	18	12
Money market accounts	5,919,252	41	4,851,925	37	4,515,079	38	22	7
Time deposits	2,190,077	15	2,494,928	19	2,570,548	22	-12	-3
Total deposits	$14,345,592	100	$13,089,968	100	$12,013,641	100	10	9

(1)	Excludes deposits held-for-sale of $122.2 million as of December 31, 2014.

Total deposits at December 31, 2015, increased $1.3 billion, or 10%, to $14.3 billion from year end 2014, driven primarily by a $1.1 billion increase in money market deposits and $839.0 million increase in noninterest-bearing demand deposits, offset by a decrease of $403.9 million in interest-bearing demand deposits and $304.9 million of time deposits as of December 31, 2015. Total average deposit growth since year end 2014 was $1.4 billion. Due to the predominantly commercial nature of our client base, we experience fluctuations in our deposit base from time to time due to large deposit movements in certain client accounts, such as in connection with client-specific corporate acquisitions and divestitures. As a result, depending on the timing of these deposit movements, our quarter-end loan-to-deposit ratio can fluctuate from quarter to quarter. For example, our loan to deposit ratio was 91% at December 31, 2014, 86% at March 31, 2015, 94% at both June 30, 2015 and September 30, 2015 and 92% at December 31, 2015. In addition to the quarter to quarter fluctuations in deposit balances that we sometimes experience due to client-specific events, the nature of our commercial client base has historically led to gradually increasing deposit balances in the second half of the year compared to the first half, although there is no assurance that this historical trend will repeat in future years.

Of the $1.3 billion period-end increase in deposits from year end 2014, $655.4 million came from clients in the financial services industry, such as securities broker-dealers (“BDs”) for which we serve as a program bank in their cash sweep programs (as discussed in more detail below under “Brokered Deposits”), hedge funds and fund administrators and futures commission merchants (“FCMs”). Financial services clients have a higher propensity to generate larger transactional flows than our typical commercial client, which can result in temporary deposits, especially around period ends. Furthermore, some of these deposits, particularly from hedge funds, fund administrators and FCMs, may exhibit elevated volatility due to the more complex liquidity and cash flow needs of the depositors given the nature of their businesses. This volatility can further contribute to the quarter to quarter fluctuations in our deposit base that we referenced in the preceding paragraph. Notwithstanding the larger transactional flows and potential for elevated volatility, we intend to continue utilizing deposits from financial services firms to meet our funding requirements from client needs, such as loan growth. In light of our loan-to-deposit levels and loan growth over the past several periods, our ability to continue growing our loan portfolio may be influenced in part by our ability to continue attracting deposits, including those from financial services clients.

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

Table 20
Large Deposit Relationships
(Dollars in thousands)

	December 31,
	2015	2014	2013
Ten largest depositors:
Deposit amounts	$2,229,471	$2,225,641	$2,078,273
Percentage of total deposits	16%	17%	17%
Classified as brokered deposits	$1,255,315	$1,442,195	$1,373,135
Deposit Relationships of $75 Million or More:
Deposit amounts	$3,247,548	$3,285,598	$2,614,321
Percentage of total deposits (all relationships)	23%	25%	22%
Percentage of total deposits (financial services business only)	15%	14%	16%
Number of deposit relationships	22	22	16
Classified as brokered deposits	$1,752,329	$1,936,653	$1,456,441

Brokered Deposits

Table 21
Brokered Deposit Composition
(Dollars in thousands)

	December 31,
	2015	2014	2013
Noninterest-bearing demand deposits	$381,723	$107,564	$86,585
Interest-bearing demand deposits	242,466	641,466	363,836
Savings	974	—	—
Money market deposits	1,818,091	1,448,663	1,287,300
Time deposits:
Traditional	437,235	564,116	408,365
CDARS (1)	208,086	521,995	711,412
Other	74,954	82,714	115,565
Total time deposits	720,275	1,168,825	1,235,342
Total brokered deposits	$3,163,529	$3,366,518	$2,973,063
Brokered deposits as a % of total deposits	22%	26%	25%

(1)	The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships.

The regulatory definition of brokered deposits includes any non-proprietary funds deposited, or referred for deposit, with a depository institution by a third party. “Traditional” brokered time deposits primarily refer to CDs issued in wholesale amounts through a broker-dealer and held in book-entry form at The Depository Trust & Clearing Corporation as well as CDs issued through third-party auction services. The regulatory definition of brokered deposits also encompasses certain deposits that we generate through more direct relationships with third parties. Examples of these “non-traditional” brokered deposits include cash sweep programs operated by BDs with which we have entered into a contract to serve as a program bank (which are discussed in more detail below) and funds administered by service providers, such as escrow agents, title companies, mortgage servicers and property managers, on behalf of third parties. With respect to these third-party service providers, we may in some cases have additional banking relationships with them and their affiliates. Our non-traditional brokered deposits are maintained across various account types, including demand, money market and time deposits, based on the needs of our clients. We believe that many of these deposits, despite falling within the definition of brokered deposits for regulatory purposes, generally constitute a stable, cost-effective source of funding and, accordingly, from a liquidity risk management perspective, we view them differently from traditional brokered time deposits. We consider the non-traditional brokered deposits as an important component of our relationship-based commercial banking business, whereas we use traditional brokered time deposits as a source of longer-term funding to complement deposits generated through relationships with our clients. As part of our liquidity risk management program, we consider characteristics other than regulatory classification, such as pricing, volatility, duration and our relationship with the depositor, when assessing the stability and overall value of deposits to us.

Total brokered deposits, as defined for regulatory reporting purposes, represented 22% of total deposits at December 31, 2015 and 26% at December 31, 2014. However, traditional brokered time deposits represented only 3% and 4% of total deposits at December 31, 2015, and December 31, 2014, respectively. Traditional brokered time deposits have a weighted average maturity date of approximately 2 years.

As noted above, a significant source of non-traditional brokered deposits are cash sweep programs operated by BDs. At December 31, 2015, and December 31, 2014, $1.5 billion, or approximately 48%, and $1.7 billion, or approximately 51%, respectively, of our total regulatory-defined brokered deposits consisted of deposits from cash sweep programs operated by BDs for which we serve as a program bank. Cash sweep programs enable the BDs’ brokerage clients to “sweep” their cash balances into an omnibus bank deposit account established at a third-party depository institution by the BD as agent or custodian for the benefit of its clients. The contracts governing our participation as a program bank have a specified term, set forth the pricing terms for the deposits and generally provide for minimum and maximum deposit levels that the BDs will have with us at any given time.

Unlike traditional brokered time deposits, cash sweep program deposits are typically maintained in money market accounts and may be eligible for FDIC pass-through insurance. As of December 31, 2015, approximately 65% of the cash sweep program deposit balances were attributable to BDs who have had a deposit relationship with us for more than four years. In Table 20, Large Deposit Relationships, above, $1.5 billion of cash sweep program deposits were included in the deposit amounts attributable to deposit relationships of $75.0 million or more.

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

•
Repurchase Agreements - Repurchase agreements are agreements to sell securities subject to an obligation to repurchase the same or similar securities at a specified maturity date, generally within 1 to 90 days from the transaction date. As of December 31, 2015, we did not have any outstanding repurchase agreements. We generally use repurchase agreements to supplement our short-term funding needs.

•
FHLB Advances - As a member of the FHLB Chicago, we have access to borrowing capacity, which is uncommitted and subject to change based on the availability of acceptable collateral to pledge and the level of our investment in stock of the FHLB Chicago. FHLB advances can be either short-term or long-term borrowings. Late in the second quarter 2015, we obtained a 24‑month $350.0 million advance at a 0.13% floating rate. Short-term advances historically have had a term of one to three days.

•
Revolving Line of Credit - The Company has a 364-day revolving line of credit with a group of commercial banks allowing us to borrow up to $60.0 million. The maturity date is September 23, 2016. The interest rate applied on the line of credit is, at our election, either 30-day or 90-day LIBOR plus 1.75% or Prime minus 0.50%. We have the option to elect to convert any amounts outstanding under the line of credit, whether at maturity or before, to an amortizing term loan, with the balance of such loan due September 24, 2018. We maintain the line primarily as an additional source of funding and have not drawn on it since inception.

•
Long-Term Debt - As of December 31, 2015, we had outstanding $169.8 million of variable and fixed rate unsecured junior subordinated debentures issued to four statutory trusts that issued trust preferred securities, which currently qualify as Tier 1 capital and mature as follows: $8.2 million in 2034; $92.8 million in 2035 and $68.8 million in 2068. We also had outstanding $125.0 million of fixed rate unsecured subordinated debentures, which currently qualify as Tier 2 capital and mature in 2042.

In addition to the foregoing, we also have access to the brokered deposit market, through which we have numerous alternatives and significant capacity, if needed. The availability and access to the brokered deposit market is subject to market conditions, our capital levels, our counterparty strength and other factors.

The following table summarizes information regarding our outstanding borrowings and additional borrowing capacity for the periods presented.

Table 22
Borrowings
(Dollars in thousands)

	2015			2014			2013
	Amount	Rate (%)		Amount	Rate (%)		Amount	Rate (%)
Short-term
Outstanding at year end:
Federal funds	$—	—		$—	—		$—	—
FRB discount window	—	—		—	—		—	—
Securities sold under agreements to repurchase	—	—		—	—		—	—
FHLB advances	370,000	0.16		428,000	0.13		2,000	3.37
Revolving line of credit (a)	—	—		—	—		—	—
Other borrowings	250	0.20		—	—		—	—
Total short-term borrowings (1)	$370,250			$428,000			$2,000
Average for the year:
Securities sold under agreements to repurchase	$32,101	0.38		$280	0.10		$2,170	0.11
FHLB advances	192,403	0.17		38,233	0.37		89,683	0.27
Other borrowings	114	0.18		—	—		—	—
Total average short-term borrowings	$224,618			$38,513			$91,853
Maximum month-end balance:
Securities sold under agreements to repurchase	$150,801			$—			$—
FHLB advances	452,000			428,000			380,000
Other borrowings	414			7			—
Long-term
Outstanding at year end:
FHLB advances	$400,000	0.58	(2)	$50,000	3.75	(2)	$258,000	0.22	(2)
Junior subordinated debentures (a)	169,788	5.37	(3)	169,788	5.20	(3)	244,793	6.67	(3)
Subordinated debentures (a)	125,000	7.13		125,000	7.13		125,000	7.13
Total long-term borrowings	694,788			344,788			627,793
Unused Availability:
Federal funds (4)	$630,500			$630,500			$520,000
FRB discount window (5)	384,419			403,752			621,855
FHLB advances (6)	1,481,102			265,529			395,302
Revolving line of credit	60,000			60,000			60,000
(footnotes to the table are on following page)

(a)	Represents a borrowing at the holding company. The other borrowings are at the Bank.

(1)
Also included in short-term borrowings on the consolidated statements of financial condition but not included in this table are amounts related to certain loan participation agreements for loans originated by us that were classified as secured borrowings because they did not qualify for sale accounting treatment. As of December 31, 2015, and December 31, 2014, these loan participation agreements totaled $2.2 million and $4.4 million, respectively. Corresponding amounts were recorded within the loan balance on the consolidated statements of financial condition as of each of these dates.

(2)	Represents a weighted-average interest rate as of such date for our outstanding long-term fixed-rate FHLB advances.

(3)	Represents a weighted-average interest rate as of such date for our four series of outstanding junior subordinated debentures.

(4)	Our total availability of overnight Fed funds borrowings is not a committed line of credit and is dependent upon lender availability.

(5)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

(6)
Our FHLB borrowing availability is subject to change based on the availability of acceptable collateral for pledging (such as loans and securities) and the level of our investment in stock of the FHLB Chicago. We would be required to invest an additional $74.1 million in FHLB Chicago stock to obtain this level of borrowing capacity.

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

The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2015. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 23
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items
(Amounts in thousands)

	Financial Statement Note Reference (1)	Payments Due In (2)
		Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	8	$12,155,515	$—	$—	$—	$12,155,515
Time deposits (3)	8	1,260,979	596,372	331,703	1,023	2,190,077
Short-term borrowings	9	372,467	—	—	—	372,467
Long-term debt	10	—	350,000	50,000	294,788	694,788
Operating leases	6	12,498	24,195	22,263	32,362	91,318
Purchase obligations (4)	—	58,613	11,891	2,088	5,000	77,592
Commitments to extend credit:
Home equity lines	19					139,760
All other commitments	19					6,068,618
Letters of credit:
Standby	19					404,024
Commercial	19					3,999

(1)	Refer to “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

Purchase obligations at December 31, 2015 reflected the minimum obligation under legally binding contracts with contract terms that are both fixed and determinable. Our purchase obligations included payments under, among other things, consulting, outsourcing, data, advertising, sponsorship, software license and telecommunications agreements. Purchase obligations also included the estimated aggregate cash severance amounts that would be due to employees under employment contracts and arrangements, assuming all employees with such arrangements were involuntarily terminated on December 31, 2015.

Our commitments to fund community investments totaled $33.2 million, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify for CRA purposes. These commitments are not included in the contractual obligations table above, as the timing and amounts are based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. Our civic contribution commitments are also not included in the table.

As of December 31, 2015, we had unrecognized tax benefits (exclusive of net interest expense accruals) that would favorably impact the effective tax rate by $126,000 if recognized in future periods. Because the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table above. Refer to Note 14 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K for additional information and disclosure related to uncertain tax positions.

CAPITAL

Equity totaled $1.7 billion at December 31, 2015, increasing $217.3 million compared to $1.5 billion at December 31, 2014, primarily attributable to $185.3 million of net income for the year ended December 31, 2015, and $38.8 million associated with stock-based compensation arrangements, including $20.9 million for the issuance of common stock in connection with the exercise of stock options.

Stock Repurchases and Shares Issued in Connection with Share-Based Compensation Plans

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. During 2015, we repurchased 171,827 shares with an average value of $34.81 per share.

We reissue treasury stock (at average cost), when available, or issue new shares to fulfill our obligation to issue shares granted pursuant to the share-based compensation plans. For the year ended December 31, 2015, we issued 838,979 shares of common stock (representing a combination of newly issued shares and the reissuance of treasury stock) in connection with such plans largely due to the exercise of stock options. We held 2,574 shares of voting common stock as treasury stock at December 31, 2015 and 1,704 shares at December 31, 2014.

Dividends

We declared dividends of $0.04 per common share during 2015, unchanged from 2014. Based on the closing stock price at December 31, 2015 of $41.02, the annualized dividend yield on our common stock was 0.10%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 1.7% for 2015 compared to 2.0% for 2014. While we have no current plans to raise the amount of the dividends currently paid on our common stock, our Board of Directors periodically evaluates our dividend payout ratio, taking into consideration internal capital guidelines, and our strategic objectives and business plans.

For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the “Supervision and Regulation” and “Risk Factors” sections of this Form 10-K.

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

Table 24
Capital Measurements (1)
(Dollars in thousands)

			FRB Guidelines For Minimum Regulatory Capital		Regulatory Minimum For “Well-Capitalized” under FDICIA
	December 31,		Ratio	Excess Over Regulatory Minimum at 12/31/15	Ratio	Excess Over “Well- Capitalized” under FDICIA at 12/31/15
	2015	2014
Regulatory capital ratios:
Total risk-based capital:
Consolidated	12.37%	12.51%	8.00%	$730,526	n/a	n/a
The PrivateBank	11.91	11.95	n/a	n/a	10.00%	$317,789
Tier 1 risk-based capital:
Consolidated	10.56	10.49	6.00%	761,379	n/a	n/a
The PrivateBank	10.84	10.79	n/a	n/a	8.00%	473,131
Tier 1 leverage:
Consolidated	10.35	9.96	4.00%	1,081,888	n/a	n/a
The PrivateBank	10.62	10.24	n/a	n/a	5.00%	956,582
Common equity Tier 1 (2):
Consolidated	9.54	9.33	4.50%	842,145	n/a	n/a
The PrivateBank	10.84	10.79	n/a	n/a	6.50%	723,302
Other capital ratios (consolidated) (3):
Tangible common equity to tangible assets	9.33	8.91

(1)	Computed in accordance with the applicable regulations of the FRB in effect as of the respective reporting periods.

(2)
Effective January 1, 2015, the common equity Tier 1 ratio became a required regulatory capital measure and is calculated in accordance with the new capital rules. Refer to Table 25, “Non-U.S. GAAP Financial Measures” for a reconciliation from non-U.S. GAAP to U.S. GAAP for periods prior to 2015.

(3)
Ratio is not subject to formal FRB regulatory guidance and is a non-U.S. GAAP financial measure. Refer to Table 25, “Non-U.S. GAAP Financial Measures” for a reconciliation from non-U.S. GAAP to U.S. GAAP presentation.

n/a	Not applicable

As discussed in Item 1, under the section captioned “Basel III Capital Rules” within the “Supervision and Regulation” section of this Form 10-K, new capital rules promulgated by the FRB and the FDIC which implements the Basel III regulatory capital framework and related Dodd-Frank Act changes, became effective January 1, 2015 for the Company and the Bank, subject to a transition period for certain parts of the rules. The rules revised minimum capital requirements and adjusted prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier 1 ratio, increased the minimum Tier 1 capital ratio requirements and implemented a new capital conservation buffer. The rules also permitted certain banking organizations to retain, through a one-time election, the existing treatment of excluding accumulated other comprehensive income from regulatory capital. The Company and the Bank have made this election.

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

As of December 31, 2015, all of our $169.8 million of outstanding junior subordinated debentures held by trusts that issued trust preferred securities, representing 10% of Tier 1 capital, are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital as defined under FRB regulations. Under the revised regulatory capital rules, as discussed in Item 1, under the section captioned “Basel III Capital Rules” within the “Supervision and Regulation” section of this Form 10-K, the Tier 1 capital treatment of our trust preferred securities was grandfathered, subject to the 25% limitation of Tier 1 capital. In the event we make certain acquisitions, the Tier 1 capital treatment for these instruments could be subject to the phase-out schedule for bank holding companies that had greater than $15 billion in total assets at the time the Dodd-Frank Act was adopted. All of our outstanding trust preferred securities are redeemable by us at any time, subject to receipt of required regulatory approvals and, in the case of the remaining $68.8 million of 10% Debentures issued by PrivateBancorp Capital Trust IV, compliance with the terms of the replacement capital covenant. We continue to evaluate market conditions and other factors in determining whether to redeem any of the remaining outstanding instruments.

For a full description of our junior subordinated debentures and subordinated debt, refer to Notes 10 and 11 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

For further details of the regulatory capital requirements and ratios as of December 31, 2015 and 2014 for the Company and the Bank, refer to Note 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

Table 25
Non-U.S. GAAP Financial Measures
(Amounts in thousands)
(Unaudited)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Taxable-equivalent net interest income
U.S. GAAP net interest income	$514,415	$454,737	$421,063	$419,933	$407,127
Taxable-equivalent adjustment	4,322	3,233	3,247	2,873	2,857
Taxable-equivalent net interest income (a)	$518,737	$457,970	$424,310	$422,806	$409,984
Average Earning Assets (b)	$15,923,831	$14,206,113	$13,129,470	$12,369,945	$11,746,032
Net Interest Margin (a) / (b)	3.26%	3.22%	3.23%	3.42%	3.49%
Net Revenue
Taxable-equivalent net interest income (a)	$518,737	$457,970	$424,310	$422,806	$409,984
U.S. GAAP non-interest income	130,012	117,590	113,990	111,041	98,247
Net revenue (c)	$648,749	$575,560	$538,300	$533,847	$508,231
Operating Profit
U.S. GAAP income before income taxes	$296,400	$248,207	$199,943	$132,417	$70,200
Provision for loan and covered loan losses	14,790	12,044	31,796	71,425	132,897
Taxable-equivalent adjustment	4,322	3,233	3,247	2,873	2,857
Operating profit	$315,512	$263,484	$234,986	$206,715	$205,954
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$333,237	$312,076	$303,314	$327,132	$302,277
Net revenue (c)	$648,749	$575,560	$538,300	$533,847	$508,231
Efficiency ratio (d) / (c)	51.37%	54.22%	56.35%	61.28%	59.48%
Adjusted Net Income
U.S. GAAP net income available to common stockholders	$185,311	$153,079	$122,949	$64,528	$30,680
Amortization of intangibles, net of tax	1,505	1,823	1,889	1,626	895
Adjusted net income (e)	$186,816	$154,902	$124,838	$66,154	$31,575
Average Tangible Common Equity
U.S. GAAP average total equity	$1,601,451	$1,403,532	$1,259,249	$1,316,121	$1,270,746
Less: average goodwill	94,041	94,041	94,499	94,550	94,499
Less: average other intangibles	4,606	7,366	11,245	14,077	16,080
Less: average preferred stock	—	—	—	195,602	239,654
Average tangible common equity (f)	$1,502,804	$1,302,125	$1,153,505	$1,011,892	$920,513
Return on average tangible common equity (e) / (f)	12.43%	11.90%	10.82%	6.54%	3.43%

Table 25
Non-U.S. GAAP Financial Measures (Continued)
(Amounts in thousands)
(Unaudited)

		As of December 31,
		2014	2013	2012	2011
Common Equity Tier 1
U.S. GAAP total equity		$1,481,679	$1,301,904	$1,207,166	$1,296,752
Trust preferred securities		169,788	244,793	244,793	244,793
Less: accumulated other comprehensive income, net of tax		20,917	9,844	48,064	46,697
Less: goodwill		94,041	94,041	94,521	94,571
Less: other intangibles		5,885	8,892	12,828	15,353
Less: disallowed servicing rights		44	—	—	—
Tier 1 risk-based capital		1,530,580	1,433,920	1,296,546	1,384,924
Less: preferred stock		—	—	—	240,403
Less: trust preferred securities		169,788	244,793	244,793	244,793
Common equity Tier 1 (g)		$1,360,792	$1,189,127	$1,051,753	$899,728
	As of December 31,
	2015	2014	2013	2012	2011
Tangible Common Equity
U.S. GAAP total equity	$1,698,951	$1,481,679	$1,301,904	$1,207,166	$1,296,752
Less: goodwill	94,041	94,041	94,041	94,521	94,571
Less: other intangibles	3,430	5,885	8,892	12,828	15,353
Tangible equity (h)	1,601,480	1,381,753	$1,198,971	1,099,817	1,186,828
Less: preferred stock	—	—	—	—	240,403
Tangible common equity (i)	$1,601,480	$1,381,753	$1,198,971	$1,099,817	$946,425
Tangible Assets
U.S. GAAP total assets	$17,259,421	$15,603,382	$14,085,746	$14,057,515	$12,416,870
Less: goodwill	94,041	94,041	94,041	94,521	94,571
Less: other intangibles	3,430	5,885	8,892	12,828	15,353
Tangible assets (j)	$17,161,950	$15,503,456	$13,982,813	$13,950,166	$12,306,946
Risk-weighted Assets (k)		$14,592,655	$12,938,576	$12,337,398	$11,191,298
Period-end Common Shares Outstanding (l)	79,097	78,178	77,708	77,115	71,745
Ratios:
Common equity Tier 1 ratio (g) / (k) (1)		9.33%	9.19%	8.52%	8.04%
Tangible equity to tangible assets (h) / (j)	9.33%	8.91%	8.57%	7.88%	9.64%
Tangible book value (i) / (l)	$20.25	$17.67	$15.43	$14.26	$13.19

(1)
Effective January 1, 2015, the common equity Tier 1 ratio became a required regulatory capital measure and is calculated in accordance with the new capital rules. Refer to Table 24, “Capital Measurements,” for 2015 ratio.

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

Our most significant accounting policies are presented in Note 1, “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” of Item 8 of this Form 10-K. These policies, along with the disclosures presented in the other consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, income taxes and fair value measurements are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. The allowance consists of two components that are determined separately. The specific component represents reserves for probable losses on specific loans that have been individually evaluated for impairment due to uncertainty about collectibility of all contractual amounts due. The general allocated component represents reserves for probable losses inherent in the remainder of our loans that have been collectively evaluated for impairment. The specific reserve for each loan evaluated individually is determined based on the loan’s observable fair value, fair value of underlying collateral or expected future cash flows. The general allocated component for collectively evaluated loans is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. These factors are subject to significant management judgment, particularly with respect to qualitative factors. Refer to Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K for a more complete description of our methodology for determining the allowance for loan losses, including our accounting for impaired loans, determining the specific reserve related to an impaired loan and how we segment loans for purposes of determining the general allocated component.

Our allowance methodology for the general allocated component is a historical loss model based on loss experience using a look-back period that begins in 2010 and is updated with monthly data on a lagged quarter to the most recent period. Our model relies on a variety of estimates and assumptions, which are based both on our own loss experience and on external information, as well as management’s assessment of market and macroeconomic trends and conditions. Some of the significant estimates and assumptions used in our methodology are probability of default (“PD”), loss given default (“LGD”), loss emergence period (“LEP”) and qualitative factors, such as changes in current economic conditions or industry-wide underwriting standards, that may not be reflected in modeled results. Another important input in our model is the risk rating assigned to each of our loans, which is based on cash flow coverage. The quantitative output from the allowance model is sensitive to changes in PDs, LGDs and LEPs as well as changes in risk ratings for our loans (referred to as risk rating migration). Qualitative adjustments applied by management to the model output are sensitive to changes in economic conditions or industry developments and management’s interpretation of that information. To the extent actual outcomes differ from our estimates, assumptions and judgments, additional or less provision for credit losses may be required that would reduce or increase future earnings. Refer to the “Credit Quality Management and Allowance for Loan Losses” section in this Item 7 for a discussion about the determination of our allowance at December 31, 2015.

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

The Company has the option at the time of our annual goodwill impairment test to perform a qualitative assessment for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before applying the existing two-step goodwill impairment test. If we conclude that this is the case, we would proceed with the existing two-step test, as described above. Otherwise, we would be able to bypass the two-step test and conclude that goodwill is not impaired from a qualitative perspective.

In conjunction with our annual goodwill impairment test performed as of October 31, 2015, we elected to perform a qualitative assessment to determine whether it was more likely than not that the fair values of the Banking and Asset Management reporting units were less than their carrying values. Based on our analysis, we determined it was not more likely than not that the fair values of the Banking and Asset Management reporting units were less than their carrying values, and as such we bypassed the two-step quantitative goodwill impairment test and concluded that goodwill was not impaired.

Goodwill impairment testing is considered a “critical accounting estimate” as estimates and assumptions are made about future performance and cash flows, as well as other prevailing market factors. Assumptions critical to the qualitative goodwill impairment assessment process include: macroeconomic, industry, and Company performance trends as compared to historical performance, forecasted earnings, and market indicators and trends, among other considerations. We provide the best information available at the time to be used in these estimates. Changes in these assumptions due to macroeconomic, industry-wide, or Company-specific developments subsequent to the date of our annual goodwill impairment test could affect the results of our goodwill impairment analysis.

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2015, there were no events or circumstances to indicate that there may be impairment of intangible assets. Our intangible assets include core deposit premiums, client relationships, and assembled workforce intangibles. All of these intangible assets have finite lives and are amortized over varying periods not exceeding 12 years.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our consolidated statements of financial condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of “more likely than not.” In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at December 31, 2015. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of December 31, 2015, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretations of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At December 31, 2015, we had tax reserves established relating to uncertain tax positions that, if recognized, would favorably impact our effective tax rate by $126,000.

For additional discussion of income taxes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes” and Notes 1 and 14 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Fair Value Measurements

Certain of our assets and liabilities are measured at fair value at each reporting date, including securities available-for-sale, derivatives, and certain loans held-for-sale. Additionally, other assets are measured at fair value on a nonrecurring basis, including impaired loans and OREO, which are subject to fair value adjustments under certain circumstances.

We measure fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Judgment is required to determine whether certain assets measured at fair value are included in Level 2 or Level 3. When making this judgment, we consider the information available to us, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. Classification of Level 2 or Level 3 is based upon the specific facts and circumstances of each instrument or instrument category and judgments are made regarding the significance of the unobservable inputs to the instrument’s fair value measurement in its entirety. If unobservable inputs are considered significant, the instrument is classified as Level 3.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a continuing part of our asset/liability management, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. We may manage interest rate risk by structuring the asset and liability characteristics of our balance sheet and/or by executing derivatives designated as cash flow hedges. We currently use interest rate derivatives to hedge interest rate risk in our primarily floating-rate loan portfolio and, depending on market conditions, we may expand this program and enter into additional interest rate swaps.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our consolidated statements of income.

The majority of our interest-earning assets are floating-rate instruments. At December 31, 2015, approximately 79% of the total loan portfolio is indexed to LIBOR, including 69% indexed to one month LIBOR, and 17% of the total loan portfolio is indexed to the prime rate. Of the $9.4 billion in loans maturing after one year with a floating interest rate, $1.1 billion are subject to interest rate floors, of which 73% were in effect at December 31, 2015 and are reflected in the interest sensitivity analysis below. It is anticipated that as loans renew at maturity, it will be difficult to maintain existing floors given the competitive environment. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed-rate loans and securities and interest rate swaps.

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

Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. These assumptions are periodically reviewed and updated in the context of various internal and external factors including balance sheet changes, product offerings, product mix, external micro and macroeconomic factors, anticipated client behavior and anticipated Company and market pricing behavior, all of which may occur in dynamic and non-linear fashion. During 2014 and 2015, we conducted historical deposit re-pricing and deposit lifespan/retention analyses and adjusted our forward-looking assumptions related to client and market behavior. Based on our analyses and judgments, we modified the core deposit product repricing characteristics and retention periods, as well as average life estimates, used in our interest rate risk modeling which reflects higher interest rate sensitivity of our deposits.

Based on our current simulation modeling assumptions, the following table shows the estimated impact of an immediate change in interest rates as of December 31, 2015 and 2014.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
December 31, 2015
Dollar change	$(27,635)	$16,643	$34,168	$64,619	$88,331
Percent change	-5.3%	3.2%	6.6%	12.4%	17.0%
December 31, 2014
Dollar change	$(6,216)	$16,199	$30,586	$60,158	$88,083
Percent change	-1.4%	3.6%	6.7%	13.2%	19.4%

The table above illustrates the estimated impact to our net interest income over a one-year period reflected in dollar terms and percentage change. As an example, if there had been an instantaneous parallel shift in the yield curve of +100 basis points on December 31, 2015, net interest income would increase by $34.2 million, or 6.6%, over a twelve-month period, as compared to a net interest income increase of $30.6 million, or 6.7%, if there had been an instantaneous parallel shift of +100 basis points at December 31, 2014. The decrease in the above interest rate asset sensitivity at December 31, 2015 compared to December 31, 2014, is due to an increase in rate-sensitive liabilities and a modification of assumptions. Rate-sensitive assets, particularly loans indexed to short-term rates, increased during the year ended December 31, 2015, but were offset by an increase in rate sensitive deposits and borrowings, which caused a decrease in rate sensitivity as of December 31, 2015. Based on our modeling, the Company remains in an asset sensitive position and expects to benefit from the rise in interest rates. We note, however, that 79% of our loans are indexed to LIBOR, mostly one-month LIBOR, and there can be no guarantee that action by the Federal Reserve to raise the target Fed funds rate will cause an immediate parallel shift in short-term LIBOR. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PrivateBancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of PrivateBancorp, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2016

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except shares and per share data)

	December 31,
	2015	2014
Assets
Cash and due from banks	$145,147	$132,211
Federal funds sold and interest-bearing deposits in banks	238,511	292,341
Loans held-for-sale	108,798	115,161
Securities available-for-sale, at fair value (pledged as collateral to creditors: $100.2 million - 2015; $86.5 million - 2014)	1,765,366	1,645,344
Securities held-to-maturity, at amortized cost (fair value: $1.4 billion - 2015; $1.1 billion - 2014)	1,355,283	1,129,285
Federal Home Loan Bank ("FHLB") stock	26,613	28,666
Loans – excluding covered assets, net of unearned fees	13,266,475	11,892,219
Allowance for loan losses	(160,736)	(152,498)
Loans, net of allowance for loan losses and unearned fees	13,105,739	11,739,721
Covered assets	26,954	34,132
Allowance for covered loan losses	(5,712)	(5,191)
Covered assets, net of allowance for covered loan losses	21,242	28,941
Other real estate owned, excluding covered assets	7,273	17,416
Premises, furniture, and equipment, net	42,405	39,143
Accrued interest receivable	45,482	40,531
Investment in bank owned life insurance	56,653	55,207
Goodwill	94,041	94,041
Other intangible assets	3,430	5,885
Derivative assets	40,615	43,062
Other assets	202,823	196,427
Total assets	$17,259,421	$15,603,382
Liabilities
Demand deposits:
Noninterest-bearing	$4,355,700	$3,516,695
Interest-bearing	1,503,372	1,907,320
Savings deposits and money market accounts	6,296,443	5,171,025
Time deposits	2,190,077	2,494,928
Total deposits	14,345,592	13,089,968
Deposits held-for-sale	—	122,216
Short-term borrowings	372,467	432,385
Long-term debt	694,788	344,788
Accrued interest payable	7,080	6,948
Derivative liabilities	18,229	26,767
Other liabilities	122,314	98,631
Total liabilities	15,560,470	14,121,703
Equity
Common stock (no par value, $1 stated value; authorized shares: 174 million; issued shares: 79,099,157 - 2015 and 78,179,542 - 2014)	78,439	77,211
Treasury stock, at cost (2,574 - 2015 and 1,704 - 2014)	(103)	(53)
Additional paid-in capital	1,071,674	1,034,048
Retained earnings	531,682	349,556
Accumulated other comprehensive income, net of tax	17,259	20,917
Total equity	1,698,951	1,481,679
Total liabilities and equity	$17,259,421	$15,603,382
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Interest Income
Loans, including fees	$517,461	$463,755	$433,829
Federal funds sold and interest-bearing deposits in banks	903	770	652
Securities:
Taxable	55,283	53,500	51,310
Exempt from Federal income taxes	8,270	6,173	6,200
Other interest income	295	189	247
Total interest income	582,212	524,387	492,238
Interest Expense
Interest-bearing demand deposits	3,845	3,728	4,202
Savings deposits and money market accounts	20,169	16,857	16,350
Time deposits	23,092	21,366	20,161
Short-term borrowings	656	638	850
Long-term debt	20,035	27,061	29,612
Total interest expense	67,797	69,650	71,175
Net interest income	514,415	454,737	421,063
Provision for loan and covered loan losses	14,790	12,044	31,796
Net interest income after provision for loan and covered loan losses	499,625	442,693	389,267
Non-interest Income
Asset management	17,958	17,268	18,377
Mortgage banking	14,079	10,245	12,172
Capital markets products	18,530	18,047	20,728
Treasury management	30,636	27,472	24,668
Loan, letter of credit and commitment fees	20,648	19,311	17,217
Syndication fees	17,205	19,514	13,447
Deposit service charges and fees and other income	10,134	5,203	6,207
Net securities gains	822	530	1,174
Total non-interest income	130,012	117,590	113,990
Non-interest Expense
Salaries and employee benefits	205,019	182,192	166,929
Net occupancy and equipment expense	32,708	31,258	30,027
Technology and related costs	14,267	13,281	13,726
Marketing	16,122	13,441	12,590
Professional services	11,320	11,761	8,539
Outsourced servicing costs	7,494	6,864	6,817
Net foreclosed property expenses	4,210	8,681	20,194
Postage, telephone, and delivery	3,582	3,400	3,521
Insurance	13,972	12,451	10,867
Loan and collection expense	8,556	6,765	8,753
Other expenses	15,987	21,982	21,351
Total non-interest expense	333,237	312,076	303,314
Income before income taxes	296,400	248,207	199,943
Income tax provision	111,089	95,128	76,994
Net income available to common stockholders	$185,311	$153,079	$122,949
Per Common Share Data
Basic earnings per share	$2.36	$1.96	$1.58
Diluted earnings per share	$2.32	$1.94	$1.57
Cash dividends declared	$0.04	$0.04	$0.04
Weighted-average common shares outstanding	77,968	77,007	76,398
Weighted-average diluted common shares outstanding	79,206	77,822	76,645
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$185,311	$153,079	$122,949
Other comprehensive income:
Available-for-sale securities:
Net unrealized (losses) gains	(7,440)	11,244	(46,690)
Reclassification of net gains included in net income	(1,287)	(530)	(1,174)
Income tax benefit (expense)	3,327	(4,226)	18,605
Net unrealized (losses) gains on available-for-sale securities	(5,400)	6,488	(29,259)
Cash flow hedges:
Net unrealized gains (losses)	13,152	16,777	(8,729)
Reclassification of net gains included in net income	(10,320)	(9,262)	(5,984)
Income tax (expense) benefit	(1,090)	(2,930)	5,752
Net unrealized gains (losses) on cash flow hedges	1,742	4,585	(8,961)
Other comprehensive (loss) income	(3,658)	11,073	(38,220)
Comprehensive income	$181,653	$164,152	$84,729
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)

	Common Shares Out- standing	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at January 1, 2013	77,115	$77,015	$(24,150)	$1,026,438	$79,799	$48,064	$1,207,166
Comprehensive income (1)	—	—	—	—	122,949	(38,220)	84,729
Cash dividends declared ($0.04 per common share)	—	—	—	—	(3,121)	—	(3,121)
Common stock issued for:
Nonvested (restricted) stock grants	597	(597)	15,166	(14,569)	—	—	—
Exercise of stock options	197	5	4,536	(1,695)	—	—	2,846
Restricted stock activity	(77)	401	218	(790)	—	—	(171)
Deferred compensation plan	13	1	337	(37)	—	—	301
Stock repurchased in connection with benefit plans	(138)	—	(2,522)	—	—	—	(2,522)
Share-based compensation expense	—	—	—	12,676	—	—	12,676
Balance at December 31, 2013	77,707	$76,825	$(6,415)	$1,022,023	$199,627	$9,844	$1,301,904
Comprehensive income (1)	—	—	—	—	153,079	11,073	164,152
Cash dividends declared ($0.04 per common share)	—	—	—	—	(3,150)	—	(3,150)
Common stock issued for:
Nonvested (restricted) stock grants	378	(244)	5,607	(5,363)	—	—	—
Exercise of stock options	277	93	5,340	(284)	—	—	5,149
Restricted stock activity	(16)	537	360	(897)	—	—	—
Deferred compensation plan	13	—	385	64	—	—	449
Excess tax benefit from share-based compensation	—	—	—	2,937	—	—	2,937
Stock repurchased in connection with benefit plans	(181)	—	(5,330)	—	—	—	(5,330)
Share-based compensation expense	—	—	—	15,568	—	—	15,568
Balance at December 31, 2014	78,178	$77,211	$(53)	$1,034,048	$349,556	$20,917	$1,481,679
Comprehensive income (1)	—	—	—	—	185,311	(3,658)	181,653
Cash dividends declared ($0.04 per common share)	—	—	—	—	(3,185)	—	(3,185)
Common stock issued for:
Nonvested (restricted) stock grants	252	—	—	—	—	—	—
Exercise of stock options	835	666	5,903	14,369	—	—	20,938
Restricted stock activity	2	561	—	(561)	—	—	—
Deferred compensation plan	2	1	29	355	—	—	385
Excess tax benefit from share-based compensation	—	—	—	4,624	—	—	4,624
Stock repurchased in connection with benefit plans	(172)	—	(5,982)	—	—	—	(5,982)
Share-based compensation expense	—	—	—	18,839	—	—	18,839
Balance at December 31, 2015	79,097	$78,439	$(103)	$1,071,674	$531,682	$17,259	$1,698,951

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$185,311	$153,079	$122,949
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	14,790	12,044	31,796
(Release) provision for unfunded commitments	(519)	3,152	1,863
Depreciation of premises, furniture, and equipment	8,457	8,693	8,461
Net amortization of premium on securities	17,888	14,899	16,435
Net gains on sale of securities	(822)	(530)	(1,174)
Valuation adjustments on other real estate owned	2,356	6,479	19,458
Net losses (gains) on sale of other real estate owned	1,267	189	(1,735)
Net amortization of discount on covered assets	298	136	1,483
Bank owned life insurance income	(1,446)	(1,342)	(1,352)
Net (decrease) increase in deferred fees and unamortized discounts and premiums on loans	(4,156)	9,954	(2,593)
Share-based compensation expense	18,839	15,568	12,676
Excess tax benefit from exercise of stock options and vesting of restricted shares	(5,329)	(3,588)	(723)
Provision for deferred income tax (benefit) expense	(1,821)	(8,184)	14,646
Amortization of other intangibles	2,455	3,007	3,121
Originations and purchases of loans held-for-sale	(623,756)	(518,147)	(514,244)
Proceeds from sales of loans held-for-sale	641,596	438,254	548,126
Net gains from sales of loans held-for-sale	(11,793)	(8,199)	(11,237)
Gain on sale of branch	(4,092)	—	—
Net (increase) decrease in derivative assets and liabilities	(6,091)	(16,763)	6,453
Net increase in accrued interest receivable	(4,951)	(3,527)	(2,172)
Net increase (decrease) in accrued interest payable	132	622	(815)
Net increase (decrease) in other assets	5,434	(27,830)	(16,491)
Net increase in other liabilities	28,260	16,662	5,422
Net cash provided by operating activities	262,307	94,628	240,353
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	209,536	232,967	316,803
Proceeds from sales	90,777	74,690	114,740
Purchases	(439,536)	(349,320)	(641,016)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	161,787	120,844	123,913
Purchases	(394,377)	(333,553)	(186,589)
Net redemption of FHLB stock	2,053	1,339	13,382
Net increase in loans	(1,382,771)	(1,270,685)	(568,557)
Net decrease in covered assets	7,277	67,564	71,855
Proceeds from sale of other real estate owned	12,763	13,936	52,919
Net purchases of premises, furniture, and equipment	(11,719)	(8,174)	(8,657)
Net cash used in investing activities	(1,744,210)	(1,450,392)	(711,207)
Financing Activities
Net increase (decrease) in deposit accounts, including deposits held-for-sale	1,133,408	1,198,543	(159,993)
Net (decrease) increase in short-term borrowings, excluding FHLB advances	(1,918)	(2,015)	6,400
Net increase in FHLB advances	292,000	218,000	245,000
Repayment of long-term debt	—	(75,005)	(120,000)
Stock repurchased in connection with benefit plans	(5,982)	(5,330)	(2,522)
Cash dividends paid	(3,151)	(3,125)	(3,119)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	21,323	5,598	2,976
Excess tax benefit from exercise of stock options and vesting of restricted shares	5,329	3,588	723
Net cash provided by (used in) financing activities	1,441,009	1,340,254	(30,535)
Net decrease in cash and cash equivalents	(40,894)	(15,510)	(501,389)
Cash and cash equivalents at beginning of year	424,552	440,062	941,451
Cash and cash equivalents at end of year	$383,658	$424,552	$440,062
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$67,666	$69,028	$71,990
Cash paid for income taxes	107,477	99,820	47,183
Non-cash transfers:
Loans to loans held-for-sale	164,355	182,831	27,243
Non-cash transfers of loans to other real estate	6,243	8,753	17,310
Covered assets to loans	—	28,692	—
Covered asset OREO to other real estate	—	719	—
Deposits to deposits held-for-sale	—	122,216	—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”) was incorporated in Delaware in 1989 and became a holding company registered under the Bank Holding Company Act of 1956, as amended. The PrivateBank and Trust Company (the “Bank” or the “PrivateBank”), the sole banking subsidiary of PrivateBancorp, was opened in Chicago in 1991. The Company completed its initial public offering in June 1999. The Bank provides customized business and personal financial services to middle market companies and business owners, executives, entrepreneurs and families in all of the markets and communities it serves.

Principles of Consolidation and Basis of Presentation – The accompanying consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. In general, investments in unconsolidated entities where the Company has the ability to exercise significant influence over the entities’ operating and financing decisions are accounted for using the equity method of accounting. Investments that do not meet the criteria for equity method accounting are accounted for using the cost method of accounting. Assets held in a fiduciary or agency capacity are not assets of the Company or its subsidiaries, and accordingly, are not included in the consolidated financial statements.

The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles (“U.S. GAAP”) and general practice within the banking industry. We use the accrual basis of accounting for financial reporting purposes.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to December 31, 2015 for potential recognition or disclosure in this annual report on Form 10-K. The following is a summary of the significant accounting policies adhered to in the preparation of the consolidated financial statements.

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

Debt Securities – At the time of purchase, debt securities are classified as held-to-maturity or available-for-sale. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. Debt securities are classified as available-for-sale when management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell available-for-sale securities would be based on various factors, including but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related deferred income taxes, recorded as a separate component of other comprehensive income (“OCI”).

The historical cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the life of the security, using the level-yield method. Amortization of premium and accretion of discount are included in interest income.

Purchases and sales of securities are recognized on a trade date basis. Realized securities gains or losses are reported in net securities gains (losses) in the consolidated statements of income. The cost of securities sold is based on the specific identification method. We conduct a quarterly assessment of our investment portfolio to determine whether any securities are other-than-temporarily impaired (“OTTI”). When assessing unrealized losses for OTTI, we consider the nature of the investment, the financial condition of the issuer, the extent and duration of unrealized loss, expected cash flows of underlying assets and market conditions. OTTI is considered to have occurred if the security is impaired and (1) if management intends to sell the security; (2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For debt securities that we do not intend to sell or for which it is not more likely than not that the Company will be required to sell prior to recovery, the OTTI is separated into credit and noncredit components. The credit-related OTTI, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related OTTI is recognized in OCI. Noncredit-related OTTI results from other factors, including increased liquidity spreads and changes in risk-free interest rates. For securities we expect to sell prior to recovery, the entire impairment (i.e., the difference between the amortized cost basis and the fair value) is recognized in earnings.

Federal Home Loan Bank (“FHLB”) Stock – Investments in FHLB stock are restricted as to redemption and are carried at cost.

Loans Held-for-Sale – Loans held-for-sale (“LHFS”) represent mortgage loan originations intended to be sold in the secondary market and other loans that management has an active plan to sell. LHFS are carried at the lower of cost or fair value as determined on an individual asset basis or carried at fair value where the Company has elected fair value accounting. The Company has elected to measure residential mortgage loans originated as held-for-sale under the fair value option. Increases or decreases in the fair value of these LHFS are recognized in mortgage banking income in the consolidated statements of income. Mortgage loan origination costs related to LHFS that the Company accounts for under the fair value option are recognized in non-interest expense as incurred. Held for investment loans that have been transferred to LHFS are carried at the lower of cost or fair value. For these LHFS, any decreases in value below cost are recognized in other income in the consolidated statements of income and increases in fair value above cost are not recognized until the loans are sold. The credit component of any write down upon transfer to LHFS is reflected in charge-offs to the allowance for loan losses. Loan origination costs for LHFS carried at the lower of cost or fair value are capitalized as part of the carrying amount of the loans.

Gains and losses on the disposition of loans held-for-sale are determined using the specific identification method. Residential mortgage loans sold in the secondary market are sold without retaining servicing rights or other residual interests.
Originated Loans Held-for-Investment – Originated loans held-for-investment are carried at the principal amount outstanding, net of deferred loan fees and costs and any direct principal charge-offs. Interest income on loans is accrued based on principal amounts outstanding. Loan origination fees, fees for commitments that are expected to be exercised and certain direct loan origination costs are deferred and the net amount is amortized over the life of the related loan or commitment period as a yield adjustment. Other fees not associated with originating a loan are recognized as fee income when earned.

Delinquent and Nonaccrual Loans – Loans are reported as past due if contractual principal or interest payments are due and unpaid for 30 days or more. All loans that are over 90 days past due in principal or interest are considered “impaired” and placed on nonaccrual status. Management may also place some loans on nonaccrual status before they are 90 days past due if they meet the below definition of “impaired.” When a loan is placed on nonaccrual status, accrued and unpaid interest credited to income is reversed and accretion of net deferred loan fees ceases. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income may only be recorded on a cash basis if the remaining recorded investment is deemed fully collectible. Nonaccrual loans are returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement and when the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectibility.

Restructured Loans – Loans may be modified in the normal course of business for competitive reasons or to strengthen the Company’s position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. These modifications are structured on a loan-by-loan basis, and depending on the circumstances, may include extensions of maturity dates, rate reductions, forgiveness of principal, or other concessions. The Company may also utilize a multiple note structure as a workout alternative for certain loans. The multiple note structure typically bifurcates a troubled loan into two separate notes, where the first note is reasonably assured of repayment and performance according to the modified terms, and the portion of the troubled loan that is not reasonably assured of repayment is charged-off. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider, are considered troubled debt restructurings (“TDRs”).

We consider many factors in determining whether to agree to a loan modification involving concessions, and seek a solution that will both minimize potential loss to the Company and attempt to help the borrower. We evaluate our borrowers’ current and forecasted future cash flows, their ability and willingness to make current contractual or proposed modified payments, the value of the underlying collateral (if applicable), the possibility of obtaining additional securities or guarantees, and the potential costs related to a repossession or foreclosure and the subsequent sale of the collateral.

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

Impaired Loans – Impaired loans consist of nonaccrual loans (which include nonaccrual TDRs) and loans classified as accruing TDRs. A loan is considered impaired when, based on current information and events, management believes that either it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement or it has been classified as a TDR. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value; fair value of the underlying collateral less estimated selling costs, if the loan is collateral-dependent; or the present value of expected future cash flows discounted at the loan’s effective interest rate.

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

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing appraisal. If the most recent appraisal is greater than one-year old, a new evaluation of the underlying collateral is obtained. For collateral-dependent impaired loans that are secured by real estate, we generally obtain "as is" appraisal values to evaluate impairment. When a collateral-dependent loan is secured by non-real estate collateral such as receivables, inventory, or equipment, the fair value is generally determined based upon appraisals, field exams, or receivable reports. The valuation techniques and inputs are reviewed internally by workout and/or asset-based specialists for reasonableness of estimated liquidation costs, collectability probabilities, and other market data. Appraisals for real estate collateral-dependent impaired loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is performed at the six-month interval between annual appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either adjusted downward or a new appraisal is required to support the value of the impaired loan. With a de minimis number of exceptions, all appraisals and internal reviews are current under this methodology at December 31, 2015.

Allowance for Loan Losses (the “Allowance”) – We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio at the date of the consolidated statements of financial condition. The Allowance is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each statement of financial condition date based on a review of available and relevant information at that time. The Allowance consists of reserves for estimated losses that have been identified relating to specific borrowing relationships that are individually evaluated for impairment (“the specific component”), and for estimated losses inherent in our loan portfolio that are not specifically identified (“the general allocated component”). The general allocated component is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio.

The specific component relates to impaired loans. Impaired loans consist of nonaccrual loans (which include nonaccrual TDRs) and loans classified as accruing TDRs. See “Impaired Loans” section of this Note 1 for a detailed discussion of the specific component of the allowance for loan losses.

To determine the general allocated component of the Allowance, we apply a historical loss model that segregates loans by loan type (e.g., commercial, commercial real estate), the borrowers’ primary business operations (e.g. industry (commercial), collateral type (CRE)), product type (e.g. asset-based lending, leverage loan, commercial and industrial), and year of origin.

The methodology for determining the general allocated component produces a reserve estimate by segment considering that product’s loss emergence period. The loss emergence period is an estimate of the length of time over which potential losses currently embedded in the portfolio are expected to be recognized. Factors that affect the loss emergence period include the macroeconomic landscape, industry factors, and borrower specific performance. In general, the loss emergence period tends to lengthen in times of improving economic conditions and shortens in time of economic distress. During 2015, we formally measured the loss emergence period by analyzing recent historical loss data and information aggregated at the product level. This analysis showed that the loss emergence period is lengthening for most product categories. We consider the appropriate balance of the general allocated component of the reserve in relation to a variety of internal and external quantitative and qualitative factors to reflect data or timeframes not fully captured by the basic allowance framework as well as market and economic data and management judgment. In certain instances, these additional factors and judgments may lead management to conclude that the appropriate level of the reserve is outside the model determined quantitative estimate.

The product segments we evaluate in the general reserve methodology are commercial loans, commercial real estate loans, construction loans and consumer loans (which include personal loans, residential mortgage loans and home equity lines of credit). Our commercial loan portfolio includes lines of credit to businesses and term loans. Certain non-residential owner-occupied commercial real estate loans are also included in our commercial loan portfolio if the cash flows from the owner’s business serve as the primary source of loan repayment. Commercial loans contain risks unique to the business and market of each borrower and the repayment is dependent upon the financial success and viability of the borrower. These risks include, but are not limited to: reliance on sustained cash flow of the borrower to repay the loan and diminutive collateral to take recourse on as a secondary source of repayment for our leveraged loans, dependency on government receivables at the state and federal levels for our healthcare loans, reliance on conversion of assets rather than operating cash flows for our asset-based lending loans, and susceptibility of a slowdown in the manufacturing portfolio as a result of the recent commodity price fluctuations within the manufacturing industry.

Commercial real estate loans comprise loans secured by various types of collateral including one-to-four family non-owner occupied housing units located primarily in our target market areas, multi-family real estate, office buildings, warehouses, retail space, mixed use buildings, and vacant land, the bulk of which is held for long-term investment or development. Risks inherent in real estate lending are related to the underlying net operating income, the market value of the property taken as collateral, and the general economic condition of the market in which the collateral is located. Repayment is generally dependent on the ability of the borrower to attract and retain tenants at rental rates that provide for a sufficient level of net operating income to cover debt service, and ultimately the long term financing options of the borrower.

Our construction loan portfolio consists of single-family residential properties, multi-family properties, and commercial projects, and includes both investment properties and properties that will be owner-occupied. Risks inherent in construction lending are similar to those in commercial real estate lending. Additional risks include unexpected cost increases or delays in constructing or improving a property, the borrower’s inability to generate funding until the project is complete, the greater sensitivity to interest rate movements and the real estate market that these borrowers face while a project is being completed or while a borrower is seeking a buyer, and the lack of availability of permanent financing. Construction loans, as a product segment, have the highest inherent risk in our portfolio.

Consumer loans are a smaller portion of our overall portfolio and consist of residential home mortgages, home equity lines of credit and personal loans. The risk issues associated with these products are closely correlated to the U.S. housing market and the local markets in which the collateral resides and include home prices, sales volume, unemployment rates, foreclosure rates, and delinquency rates. Some personal loans may be unsecured and therefore offer little secondary source of repayment.

Determination of the Allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows and collateral appraisal values on impaired loans; estimated losses on pools of homogeneous loans based on historical loss experience, risk ratings, product type, delinquency aging for consumer loans, and consideration of current economic trends and portfolio attributes, all of which may be susceptible to significant change. Default estimates are derived using a monthly rating migration approach over the appropriate look-back period for each segment for the commercial portfolio and delinquency aging for the consumer portfolio, and are estimated consistent with the loss emergence period for a particular product. In addition, we compare current model-derived and historic reserve levels to charge-off trends in considering the appropriate reserve at each product level.

Credit exposures deemed to be uncollectible are charged-off against the Allowance, while recoveries of amounts previously charged-off are credited to the Allowance. A provision for loan losses, which is a charge against earnings, is recorded to bring the Allowance to a level that, in management’s judgment, is appropriate to absorb probable losses in the loan portfolio as of the consolidated statements of financial condition date.

Reserve for Unfunded Commitments – We maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The reserve is included in other liabilities in the consolidated statements of financial condition. The general reserve is computed using a methodology similar to that used to determine the general allocated component of the Allowance and is based on a model that uses recent commitment utilization patterns at the product level as a method of predicting future usage across the portfolio. The specific reserve is the summation of individual reserves related to unfunded commitments that are analyzed on a commitment-by-commitment basis. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the consolidated statements of income.

Purchased Loans – U.S. GAAP requires purchased loans acquired through portfolio purchases or in a business combination (“purchased non-impaired loans”) to be recorded at fair value at the acquisition date and prohibits the “carrying over” or creation of valuation allowances in the initial accounting for loans acquired in a transfer. Differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loan. Decreases in expected cash flows after the purchase date are recognized by recording an allowance for loan losses.

Purchased loans with evidence of credit deterioration at the time of the acquisition and where it is probable that not all contractual payments will be collected are considered purchased credit-impaired loans. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, declines in borrower FICO scores, and declines in loan-to-value ratios.

The fair values for purchased credit-impaired loans are determined by discounting cash flows expected to be collected using an observable discount rate for similar instruments with adjustments to the discount rate that management believes a market participant would consider in determining fair value. We estimate the timing and amount of cash flows expected to be collected at acquisition using internal models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds.

Under the applicable accounting guidance for purchased credit-impaired loans, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using the constant effective yield method when there is a reasonable expectation about the amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Decreases in expected cash flows subsequent to acquisition generally result in an allowance for loan losses. Subsequent increases in cash flows result in a reversal of the allowance for loan losses to the extent previously established or a prospective adjustment to the accretable yield. Purchased credit-impaired loans with common risk characteristics are accounted for on a pool basis as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Because we are recognizing interest income on each pool of loans, they are all considered to be performing.

Covered Assets – Purchased loans and foreclosed loan collateral covered under loss share or similar credit protection agreements with the Federal Deposit Insurance Corporation (“FDIC”) are reported separately on the face of the consolidated statements of financial condition inclusive of the fair value of reimbursement cash flows the Company expects to receive from the FDIC under the agreement. The allowance for covered loan losses is determined without regard to the expected reimbursement from the FDIC with any provision for covered loan loss charges recorded in the consolidated statements of income net of such FDIC reimbursement.

Other Real Estate Owned (“OREO”) – OREO is comprised of property acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure in partial or total satisfaction of certain loans. Properties are initially recorded at fair value less estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the allowance for loan losses. Subsequent to initial recognition, OREO is recorded at the lower of the initial cost basis or current fair value less estimated selling costs. Any subsequent write-downs to reflect current fair value less estimated selling costs are recorded through a valuation allowance. Such write-downs, as well as gains or losses on disposition and revenues and expenses incurred in maintaining such properties, are reported in non-interest expense in the consolidated statements of income.

Depreciable Assets – Premises, leasehold improvements, furniture and equipment, and software are stated at cost less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Rates of depreciation are generally based on the following useful lives: buildings, 30-40 years; leasehold improvements, typically 1-16 years; furniture and equipment, 3-7 years; and software, 3-5 years. Gains on dispositions are included in other non-interest income, and losses on dispositions are included in other non-interest expense in the consolidated statements of income. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

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

Bank Owned Life Insurance (“BOLI”) – BOLI represents life insurance policies on the lives of certain Company officers or former officers for which the Company is the beneficiary. These policies are recorded as an asset on the consolidated statements of financial condition at their cash surrender values, or the amount that could be realized currently. The change in cash surrender value and insurance proceeds received are recorded as BOLI income in non-interest income in the consolidated statements of income.

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

Goodwill is allocated to reporting units at acquisition. We have determined that our operating segments represent our reporting units under U.S. GAAP, and goodwill is allocated to the Banking and Asset Management reporting units. Subsequent to initial recognition, goodwill is not amortized but, instead, is tested for impairment at the reporting unit level at least annually, or more often if an event occurs or circumstances change that would indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We perform our annual goodwill impairment assessment as of October 31 each year. In the event we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible or regulatory capital.

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

The Company has the option at the time of our annual goodwill impairment test to perform a qualitative assessment for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before applying the existing two-step goodwill impairment test. If we conclude that this is the case, we would proceed with the existing two-step test, as described above. Otherwise, we would be able to bypass the two-step test and conclude that goodwill is not impaired from a qualitative perspective.

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

All derivative instruments are recorded at fair value in the consolidated statements of financial condition, after considering the effects of master netting agreements as allowed under authoritative accounting guidance.

On the date we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, cash flow hedge, or as a freestanding derivative instrument. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, that are attributable to a particular risk, such as interest rate risk, are considered to be fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in the cash flows of a recognized asset or liability, or of a forecasted transaction, that are attributable to a particular risk are considered to be cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking each hedge transaction at its inception.

For derivative instruments that are designated and qualify as a fair value hedge and are effective, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI. The unrealized gain or loss is reclassified into earnings in the same period the hedged item affects earnings. For all hedge relationships, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized in earnings during the period of change. For derivatives not designated in a hedge relationship, all changes in fair value are reported in current earnings during the period of change.

At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged item and whether they are expected to be highly effective in the future. If a derivative instrument designated as a hedge is terminated or ceases to be highly effective, hedge accounting is discontinued and the gain or loss is amortized to earnings over the remaining life of the hedged asset or liability (fair value hedge) or over the same period that the forecasted hedged transactions impact earnings (cash flow hedge). However, if the forecasted transaction is not probable of occurring, the gain or loss is included in earnings immediately.

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

Net Earnings Per Common Share – Basic income per common share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared (distributed earnings) and participation rights in undistributed earnings. Distributed and undistributed earnings are allocated between common and participating security stockholders based on their respective rights to receive dividends. Share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities (e.g., the Company’s deferred stock units and certain restricted stock and unit awards). Undistributed net losses are not allocated to holders of participating securities, as they do not have a contractual obligation to fund the losses incurred by the Company. Net income attributable to common shares is then divided by the weighted-average number of common shares outstanding during the period, net of participating securities.

Diluted income per common share considers common stock issuable under the assumed release of unvested restricted stock awards and units and the assumed exercise of stock options granted under the Company’s stock plans (“potentially dilutive common stock equivalents”). The dilutive effect of share-based payment awards that are not deemed to be participating securities is calculated using the treasury stock method, which assumes that the proceeds from exercise are used to purchase common stock at the average market price for the period. The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock method (which assumes that the participating securities are exercised/released) or the two-class method (which assumes that the participating securities are not exercised/released and earnings are reallocated between common and participating security stockholders). Potentially dilutive common stock equivalents are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive.

Treasury Stock – Treasury stock acquired is recorded at cost and is carried as a reduction of equity on the consolidated statements of financial condition.

Share-Based Compensation – Share-based compensation cost is recognized as expense for stock options, restricted stock awards, restricted stock units, and performance share units issued to employees and non-employee directors based on the fair value of these awards at the date of grant. A binomial option-pricing model is utilized to estimate the fair value of stock options, while the closing market price of the Company’s common stock at the date of grant is used for restricted stock awards, restricted stock units and performance share units (“full value awards”). To the extent full value awards are subject to post-vesting transferability restrictions, a discount for lack of marketability may be applied to the grant date fair value. Additionally, the grant date fair value of full value awards is adjusted to reflect any market conditions that affect vesting of the awards. The costs are recognized ratably on a straight-line basis over the requisite service period, generally defined as the vesting period for the awards. For performance share units, an estimate is made as to the number of shares expected to vest as a result of actual performance against the performance criteria to determine the amount of compensation expense to be recognized. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period. When an award is granted to an employee who is retirement eligible or who will become retirement eligible prior to the end of the service period and will continue to vest after retirement, the compensation cost of these awards is recognized over the period up to the date an employee first becomes eligible to retire. The amortization of share-based compensation generally reflects estimated forfeitures adjusted for actual forfeiture experience. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time share-based awards expire, are exercised or canceled, or as restrictions are released, we may be required to recognize an adjustment to stockholders’ equity or income tax expense, depending on the market price of the Company’s stock at that time and the amount of the deferred tax asset relating to such awards. Share-based compensation expense is included in “salaries and wages” in the consolidated statements of income.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure - On January 1, 2015, the Company adopted new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) that requires a creditor to derecognize a mortgage loan upon foreclosure and recognize a separate other receivable if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable is measured based on the amount of the loan balance expected to be recovered from the guarantor. Upon adoption, this guidance did not impact our consolidated financial position or results of operations.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans - On January 1, 2015, the Company adopted new accounting guidance issued by the FASB that clarifies when an entity is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The guidance indicates that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or similar legal agreement. Additionally, the guidance requires disclosure of (1) the amount of foreclosed residential real estate property held by the Company and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The adoption of this guidance did not impact our consolidated financial position or results of operations.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures - On January 1, 2015, the Company adopted new accounting guidance issued by the FASB that amends the accounting for repurchase-to-maturity transactions and repurchase financings, except for the disclosures related to transactions accounted for as secured borrowings, which became effective for the Company’s financial statements that include periods beginning on April 1, 2015. Under the new guidance, repurchase-to-maturity transactions are accounted for as secured borrowings. Additionally, the initial transfer and related repurchase agreement in a repurchase financing must be considered separately, rather than as a linked transaction. In addition, new disclosures are required for (1) repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings, and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The adoption of this guidance did not impact our financial position or consolidated results of operations.

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

Accounting Pronouncements Pending Adoption

Revenue from Contracts with Customers - In May 2014, the FASB issued a comprehensive new revenue recognition standard that will replace most of the existing revenue recognition guidance in U.S. GAAP. All arrangements involving the transfer of goods or services to customers are within the scope of the guidance, except for certain contracts subject to other U.S. GAAP guidance, including lease contracts and rights and obligations related to financial instruments. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also includes new disclosure requirements related to the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for the Company’s financial statements beginning January 1, 2018. The Company may choose to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations, as well as which transition method to use.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - In June 2014, the FASB issued guidance that clarifies the accounting for a performance target that affects vesting of a share-based payment award and that could be achieved after the requisite service period. The guidance indicates that such a performance target would not be reflected in the estimation of the award’s grant date fair value. Rather, compensation cost for such an award would be recognized over the requisite service period, if it is probable that the performance target will be achieved. The total amount of compensation cost recognized during and after the requisite service period would reflect the number of awards that are expected to vest and would be adjusted to reflect those awards that ultimately vest. The guidance will be effective for the Company’s financial statements that include periods beginning January 1, 2016 and will be applied prospectively to awards that are granted or modified after the effective date. The adoption of this guidance is not expected to have a material impact on our financial position or consolidated results of operations.

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

Amendments to the Consolidation Analysis - In February 2015, the FASB issued guidance that changes certain aspects of the variable interest and voting interest consolidation models. The amendments modify existing guidance on (1) the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) when fee arrangements represent variable interests in a VIE, and (3) the primary beneficiary determination for VIEs. Additionally, the guidance eliminates the presumption that a general partner controls a limited partnership under the voting interest model and exempts reporting entities from consolidating money market funds that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. The guidance will be effective for the Company’s financial statements that include periods beginning on January 1, 2016. The Company has elected to apply the guidance through a cumulative effect adjustment as of January 1, 2016. The adoption of this guidance is not expected to have a material impact on our financial position or consolidated results of operations.

Debt Issuance Costs - In April 2015, the FASB issued guidance to clarify the presentation of debt issuance costs within the balance sheet. This guidance requires that an entity present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability, not as a separate asset. The standard does not affect the current guidance for the recognition and measurement for debt issuance costs. This guidance will be effective for the Company’s financial statements that include periods beginning January 1, 2016, and must be applied retrospectively. The adoption of this guidance is not expected to have a material impact on our financial position or consolidated results of operations.

Recognition and Measurement of Financial Assets and Financial Liabilities - In January 2016, the FASB issued guidance that amends the accounting for certain financial asset and financial liabilities. The guidance will require the Company to (1) measure certain equity investments at fair value with changes in fair value recognized in earnings, (2) record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income, and (3) assess the realizability of deferred tax assets related to available-for-sale debt securities in combination with the Company’s other deferred tax assets. The standard does not change the guidance for classifying and measuring investments in debt securities and loans. The guidance amends certain disclosure requirements related to financial assets and financial liabilities. The guidance will be effective for the Company’s financial statements that include periods beginning January 1, 2018. Certain provisions of the standard will be applied through a cumulative-effect adjustment as of January 1, 2018, and other provisions will be applied prospectively. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations.

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	December 31,
	2015				2014
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Securities Available-for-Sale
U.S. Treasury	$322,922	$30	$(1,301)	$321,651	$269,697	$120	$(1,552)	$268,265
U.S. Agencies	46,504	—	(406)	46,098	46,959	—	(701)	46,258
Collateralized mortgage obligations	97,260	2,784	(72)	99,972	132,633	4,334	(34)	136,933
Residential mortgage-backed securities	817,006	15,870	(3,021)	829,855	822,746	25,058	(1,726)	846,078
State and municipal securities	458,402	9,779	(391)	467,790	340,810	7,222	(722)	347,310
Foreign sovereign debt	—	—	—	—	500	—	—	500
Total	$1,742,094	$28,463	$(5,191)	$1,765,366	$1,613,345	$36,734	$(4,735)	$1,645,344
Securities Held-to-Maturity
Collateralized mortgage obligations	$50,708	$—	$(1,729)	$48,979	$59,960	$—	$(2,017)	$57,943
Residential mortgage-backed securities	1,069,746	4,809	(4,983)	1,069,572	885,235	9,410	(2,483)	892,162
Commercial mortgage-backed securities	229,722	499	(2,158)	228,063	183,021	592	(2,176)	181,437
State and municipal securities	254	—	—	254	1,069	4	—	1,073
Foreign sovereign debt	500	—	—	500	—	—	—	—
Other securities	4,353	—	(480)	3,873	—	—	—	—
Total	$1,355,283	$5,308	$(9,350)	$1,351,241	$1,129,285	$10,006	$(6,676)	$1,132,615

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank (“FRB”) discount window borrowing availability, derivative transactions, and standby letters of credit with counterparty banks and for other purposes as permitted or required by law, totaled $421.9 million and $353.1 million at December 31, 2015 and 2014, respectively. Of total pledged securities, securities pledged to creditors under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties totaled $100.2 million and $86.5 million at December 31, 2015 and 2014, respectively.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at December 31, 2015 or 2014.

The following table presents the fair values of securities with unrealized losses as of December 31, 2015 and 2014. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months			12 Months or Longer			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2015
Securities Available-for-Sale
U.S. Treasury	11	$271,006	$(1,081)	1	$25,773	$(220)	$296,779	$(1,301)
U.S. Agency	3	46,098	(406)	—	—	—	46,098	(406)
Collateralized mortgage obligations	6	7,528	(72)	—	—	—	7,528	(72)
Residential mortgage-backed securities	28	243,862	(1,148)	5	75,533	(1,873)	319,395	(3,021)
State and municipal securities	95	48,974	(353)	12	3,485	(38)	52,459	(391)
Total		$617,468	$(3,060)		$104,791	$(2,131)	$722,259	$(5,191)
Securities Held-to-Maturity
Collateralized mortgage obligations	—	$—	$—	4	$48,979	$(1,729)	$48,979	$(1,729)
Residential mortgage-backed securities	48	512,395	(3,680)	10	57,340	(1,303)	569,735	(4,983)
Commercial mortgage-backed securities	35	128,434	(1,502)	12	37,350	(656)	165,784	(2,158)
Other securities	1	3,873	(480)	—	—	—	3,873	(480)
Total		$644,702	$(5,662)		$143,669	$(3,688)	$788,371	$(9,350)
As of December 31, 2014
Securities Available-for-Sale
U.S. Treasury	5	$119,233	$(159)	5	$123,117	$(1,393)	$242,350	$(1,552)
U.S. Agency	—	—	—	3	46,258	(701)	46,258	(701)
Collateralized mortgage obligations	2	4,565	(34)	—	—	—	4,565	(34)
Residential mortgage-backed securities	—	—	—	4	89,085	(1,726)	89,085	(1,726)
State and municipal securities	116	53,092	(249)	58	32,152	(473)	85,244	(722)
Total		$176,890	$(442)		$290,612	$(4,293)	$467,502	$(4,735)
Securities Held-to-Maturity
Collateralized mortgage obligations	—	$—	$—	4	$57,943	$(2,017)	$57,943	$(2,017)
Residential mortgage-backed securities	6	45,867	(38)	18	162,564	(2,445)	208,431	(2,483)
Commercial mortgage-backed securities	4	10,021	(28)	27	105,709	(2,148)	115,730	(2,176)
Total		$55,888	$(66)		$326,216	$(6,610)	$382,104	$(6,676)

There were $248.5 million of securities with $5.8 million in an unrealized loss position for greater than 12 months at December 31, 2015. At December 31, 2014, there were $616.8 million of securities with $10.9 million in an unrealized loss position greater than 12 months. The Company does not consider these unrealized losses to be credit-related. These unrealized losses relate to changes in interest rates and market spreads. We do not intend to sell the securities and we do not believe it is more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

We conduct a quarterly assessment of our investment portfolio to determine whether any securities are OTTI. During the year ended December 31, 2015, we identified three municipal debt securities from the same issuer totaling $1.1 million, which had credit rating downgrades during the period. We determined that the difference between amortized cost and fair value was other-than-temporary and, accordingly, recognized the $466,000 difference as a component of net securities gains in the consolidated statements of income. The securities were sold in January 2016 with no further losses recognized.

The following table presents the remaining contractual maturity of securities as of December 31, 2015 by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	December 31, 2015
	Available-For-Sale Securities		Held-To-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipal and foreign sovereign debt securities:
One year or less	$13,330	$13,475	$132	$132
One year to five years	538,833	540,516	622	622
Five years to ten years	247,722	253,043	4,353	3,873
After ten years	27,943	28,505	—	—
All other securities:
Collateralized mortgage obligations	97,260	99,972	50,708	48,979
Residential mortgage-backed securities	817,006	829,855	1,069,746	1,069,572
Commercial mortgage-backed securities	—	—	229,722	228,063
Total	$1,742,094	$1,765,366	$1,355,283	$1,351,241

The following table presents gains (losses) on securities for the three years ended December 31, 2015, 2014, and 2013.

Securities Gains (Losses)
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Proceeds from sales	$90,777	$74,690	$114,740
Gross realized gains	$1,322	$615	$1,178
Gross realized losses (1)	(500)	(85)	(4)
Net realized gains	$822	$530	$1,174
Income tax provision on net realized gains	$318	$209	$463

(1)	Includes OTTI of $466,000 for the year ended December 31, 2015, and is reported in the consolidated statements of income and cash flows within net securities gains.

Refer to Note 12 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) on other comprehensive income.

All non-marketable Community Reinvestment Act (“CRA”) qualified investments, totaling $54.2 million and $21.7 million at December 31, 2015 and 2014, respectively, are recorded in other assets on the consolidated statements of financial condition.

4. LOANS AND CREDIT QUALITY

The following loan portfolio and credit quality disclosures exclude covered loans. Covered loans represent loans acquired through a FDIC-assisted acquisition that are subject to a loss share agreement and are presented separately in the consolidated statements of financial condition. Refer to the “Covered Assets” section in this footnote for further information regarding covered loans.

Loan Portfolio
(Amounts in thousands)

	December 31,
	2015	2014
Commercial and industrial	$6,747,389	$5,996,070
Commercial – owner-occupied commercial real estate	1,888,238	1,892,564
Total commercial	8,635,627	7,888,634
Commercial real estate	2,629,873	2,323,616
Commercial real estate – multi-family	722,637	593,103
Total commercial real estate	3,352,510	2,916,719
Construction	522,263	381,102
Residential real estate	461,412	361,565
Home equity	129,317	142,177
Personal	165,346	202,022
Total loans	$13,266,475	$11,892,219
Net deferred loan fees and unamortized discount and premium on loans, included as a reduction in total loans	$42,861	$47,017
Overdrawn demand deposits included in total loans	$2,654	$1,963

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Loans Held-For-Sale
(Amounts in thousands)

	December 31,
	2015	2014
Mortgage loans held-for-sale (1)	$35,704	$42,215
Other loans held-for-sale (2)	73,094	72,946
Total loans held-for-sale	$108,798	$115,161

(1)
Comprised of residential mortgage loan originations intended to be sold in the secondary market. The Company accounts for these loans under the fair value option. Refer to Note 20 for additional information regarding mortgage loans held-for-sale.

(2)
Amounts at December 31, 2015 represent commercial, commercial real estate and construction loans carried at the lower of aggregate cost or fair value, including one nonaccrual loan totaling $667,000. Generally, the Company intends to sell these loans within 30-60 days from the date the intent to sell was established. Amounts at December 31, 2014 consist of $36.6 million of commercial, commercial real estate, and construction loans carried at the lower of aggregate cost or fair value and $36.3 million of commercial, commercial real estate, construction, home equity and personal loans held-for-sale in connection with the sale of the Company’s banking office in Norcross, Georgia, which closed in January 2015.

Carrying Value of Loans Pledged
(Amounts in thousands)

	December 31,
	2015	2014
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$440,023	$478,692
FHLB advances (2)	4,133,942	1,576,168
Total	$4,573,965	$2,054,860

(1)	No borrowings were outstanding at December 31, 2015 or 2014.

(2)	Refer to Notes 9 and 10 for additional information regarding FHLB advances.

Related Party Loans

Some of our executive officers and directors are clients of our Bank, and some of our executive officers and directors are direct or indirect owners of 10% or more of the stock of corporations which are, or have been in the past, clients of the Bank. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than the normal risk of collectability. These loans totaled $27.4 million and $9.9 million at December 31, 2015 and 2014, respectively.

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of December 31, 2015
Commercial	$8,595,150	$6,641	$1,042	$—	$8,602,833	$32,794	$8,635,627
Commercial real estate	3,343,714	—	295	—	3,344,009	8,501	3,352,510
Construction	522,263	—	—	—	522,263	—	522,263
Residential real estate	455,764	613	273	—	456,650	4,762	461,412
Home equity	121,580	66	—	—	121,646	7,671	129,317
Personal	165,188	132	5	—	165,325	21	165,346
Total loans	$13,203,659	$7,452	$1,615	$—	$13,212,726	$53,749	$13,266,475
As of December 31, 2014
Commercial	$7,855,833	$762	$992	$—	$7,857,587	$31,047	$7,888,634
Commercial real estate	2,891,301	5,408	261	—	2,896,970	19,749	2,916,719
Construction	380,939	163	—	—	381,102	—	381,102
Residential real estate	354,717	943	631	—	356,291	5,274	361,565
Home equity	128,500	397	2,236	—	131,133	11,044	142,177
Personal	201,569	23	—	—	201,592	430	202,022
Total loans	$11,812,859	$7,696	$4,120	$—	$11,824,675	$67,544	$11,892,219

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

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of December 31, 2015
Commercial	$49,912	$27,300	$20,020	$47,320	$4,458
Commercial real estate	14,150	2,085	6,416	8,501	1,156
Residential real estate	4,950	—	4,762	4,762	539
Home equity	10,071	2,626	7,065	9,691	1,106
Personal	21	—	21	21	3
Total impaired loans	$79,104	$32,011	$38,284	$70,295	$7,262
As of December 31, 2014
Commercial	$60,174	$25,739	$26,432	$52,171	$11,487
Commercial real estate	26,738	9,755	10,193	19,948	2,441
Residential real estate	5,849	349	4,925	5,274	735
Home equity	12,904	3,627	8,839	12,466	1,855
Personal	430	—	430	430	109
Total impaired loans	$106,095	$39,470	$50,819	$90,289	$16,627

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$52,489	$968	$51,030	$1,441
Commercial real estate	14,269	13	32,256	67
Construction	171	—	—	—
Residential real estate	4,584	—	9,281	—
Home equity	12,012	107	12,592	88
Personal	173	—	582	—
Total	$83,698	$1,088	$105,741	$1,596

(1)	Represents amounts while classified as impaired for the periods presented.

Credit Quality Indicators

We attempt to mitigate risk through loan structure, collateral, monitoring, and other credit risk management controls. We have adopted an internal risk rating policy under which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are considered “pass” rated credits that we believe exhibit acceptable financial performance, cash flow, and leverage. Credits rated 6 are performing in accordance with contractual terms, but are considered “special mention” as they demonstrate potential weakness that, if left unresolved, may result in deterioration in our credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Loans rated 7 may be classified as either accruing (“potential problem”) or nonaccrual (“nonperforming”). Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. Potential problem loans continue to accrue interest, but the ultimate collection of these loans in full is a risk due to the same conditions that characterize a 6-rated credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or a declining value of the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that we may sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Nonperforming loans include nonaccrual loans risk-rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed, at a minimum, on a quarterly basis, while all other rated credits over a certain dollar threshold, depending on loan type, are reviewed annually or more frequently as the circumstances warrant.

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non-Performing Loans	% of Portfolio Loan Type	Total Loans
As of December 31, 2015
Commercial	$85,217	1.0	$124,654	1.4	$32,794	0.4	$8,635,627
Commercial real estate	27,580	0.8	121	*	8,501	0.3	3,352,510
Construction	—	—	—	—	—	—	522,263
Residential real estate	5,988	1.3	5,031	1.1	4,762	1.0	461,412
Home equity	623	0.5	2,451	1.9	7,671	5.9	129,317
Personal	620	0.4	141	0.1	21	*	165,346
Total	$120,028	0.9	$132,398	1.0	$53,749	0.4	$13,266,475
As of December 31, 2014
Commercial	$93,130	1.2	$78,562	1.0	$31,047	0.4	$7,888,634
Commercial real estate	3,552	0.1	746	*	19,749	0.7	2,916,719
Construction	—	—	—	—	—	—	381,102
Residential real estate	2,964	0.8	5,981	1.7	5,274	1.5	361,565
Home equity	1,170	0.8	2,108	1.5	11,044	7.8	142,177
Personal	173	0.1	45	*	430	0.2	202,022
Total	$100,989	0.8	$87,442	0.7	$67,544	0.6	$11,892,219

*	Less than 0.1%

Troubled Debt Restructured Loans
Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	December 31,
	2015		2014
	Accruing	Nonaccrual (1)	Accruing	Nonaccrual (1)
Commercial	$14,526	$25,034	$21,124	$20,113
Commercial real estate	—	7,619	199	8,005
Residential real estate	—	1,341	—	1,881
Home equity	2,020	5,177	1,422	5,886
Personal	—	—	—	413
Total	$16,546	$39,171	$22,745	$36,298

(1)	Included in nonperforming loans.

At December 31, 2015 and 2014, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $9.7 million and $8.5 million, respectively.

Additions to Accruing Troubled Debt Restructurings During the Year
(Dollars in thousands)

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
Commercial
Extension of maturity date (2)	9	$27,937	$27,656	4	$20,725	$20,725
Other concession (3)	—	—	—	5	21,289	21,289
Total commercial	9	27,937	27,656	9	42,014	42,014
Commercial real estate
Extension of maturity date (2)	—	—	—	1	202	202
Other concession (3)	—	—	—	1	426	426
Total commercial real estate	—	—	—	2	628	628
Home equity
Extension of maturity date (2)	1	346	346	—	—	—
Total accruing	10	$28,283	$28,002	11	$42,642	$42,642
Change in recorded investment due to principal paydown at time of modification			$281			$—

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

Additions to Nonaccrual Troubled Debt Restructurings During the Year
(Dollars in thousands)

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Number of Borrowers	Recorded Investment (1)		Number of Borrowers	Recorded Investment (1)
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
Commercial
Extension of maturity date (2)	6	$19,899	$19,899	—	$—	$—
Other concession (3)	3	7,253	7,246	10	17,900	17,822
Total commercial	9	27,152	27,145	10	17,900	17,822
Commercial real estate
Extension of maturity date (2)	2	1,747	1,660	—	—	—
Other concession (3)	1	3,773	3,773	3	2,057	2,070
Total commercial real estate	3	5,520	5,433	3	2,057	2,070
Residential real estate
Other concession (3)	1	64	49	5	961	1,034
Home equity
Extension of maturity date (2)	4	229	224	1	114	114
Other concession (3)	5	513	513	8	2,780	2,793
Total home equity	9	742	737	9	2,894	2,907
Total nonaccrual	22	$33,478	$33,364	27	$23,812	$23,833
Change in recorded investment due to net principal paydowns (advances) at time of modification			$114			$(21)

(1)	Represents amounts as of the date immediately prior to and immediately after the modification is effective.

(2)	Extension of maturity date also includes loans renewed at existing rate of interest which is considered a below market rate for that particular loan’s risk profile.

(3)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve calculation. However, our general reserve methodology considers the amount and product type of the TDRs removed as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Refer to the “Impaired Loan” and “Allowance for Loan Loss” sections of Note 1 regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $7.3 million and $10.6 million in specific reserves for nonaccrual TDRs at December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, a single commercial real estate loan totaling $175,000 became nonperforming within 12 months of being modified as an accruing TDR. During the year ended December 31, 2014, a single commercial real estate loan and two residential real estate loans totaling $756,000 became nonperforming within 12 months of being modified as an accruing TDR. A loan typically becomes nonperforming and placed on nonaccrual status when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than the 90-day past due date.

Other Real Estate Owned

The following table presents the composition of property acquired as a result of borrower defaults on loans secured by real property.

OREO Composition
(Amounts in thousands)

	December 31,
	2015	2014
Single-family homes	$1,878	$7,902
Land parcels	1,760	4,237
Multi-family	598	488
Office/industrial	1,779	3,832
Retail	1,258	957
Total OREO properties	$7,273	$17,416

The recorded investment in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $3.0 million at December 31, 2015, and $5.5 million at December 31, 2014.

Covered Assets

Covered assets represent acquired residential mortgage loans and foreclosed real estate covered under a loss share agreement with the FDIC and include an indemnification receivable representing the present value of the expected reimbursement from the FDIC related to expected losses on the acquired loans and foreclosed real estate under such agreement. The loss share agreement will expire on September 30, 2019. The carrying amount of covered assets is presented in the following table.

Covered Assets
(Amounts in thousands)

	December 31,
	2015	2014
Residential mortgage loans (1)	$24,717	$32,182
Foreclosed real estate - single family homes	530	187
Estimated loss reimbursement by the FDIC	1,707	1,763
Total covered assets	26,954	34,132
Allowance for covered loan losses	(5,712)	(5,191)
Net covered assets	$21,242	$28,941

(1)	Includes $257,000 and $420,000 of purchased credit-impaired loans as of December 31, 2015, and December 31, 2014, respectively.

The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $775,000 and $856,000 at December 31, 2015 and December 31, 2014, respectively.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 4 for a discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Year Ended December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$103,462	$31,838	$4,290	$5,316	$4,924	$2,668	$152,498
Loans charged-off	(11,438)	(1,458)	—	(494)	(716)	(59)	(14,165)
Recoveries on loans previously charged-off	4,396	1,209	204	318	507	1,102	7,736
Net (charge-offs) recoveries	(7,042)	(249)	204	(176)	(209)	1,043	(6,429)
Provision (release) for loan losses	21,199	(3,979)	947	(901)	(971)	(1,628)	14,667
Balance at end of year	$117,619	$27,610	$5,441	$4,239	$3,744	$2,083	$160,736
Ending balance, loans individually evaluated for impairment (1)	$4,458	$1,156	$—	$539	$1,106	$3	$7,262
Ending balance, loans collectively evaluated for impairment	$113,161	$26,454	$5,441	$3,700	$2,638	$2,080	$153,474
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$47,320	$8,501	$—	$4,762	$9,691	$21	$70,295
Ending balance, loans collectively evaluated for impairment	8,588,307	3,344,009	522,263	456,650	119,626	165,325	13,196,180
Total recorded investment in loans	$8,635,627	$3,352,510	$522,263	$461,412	$129,317	$165,346	$13,266,475

(1)	Refer to Notes 1 and 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$80,768	$42,362	$3,338	$7,555	$5,648	$3,438	$143,109
Loans charged-off	(5,588)	(6,214)	(6)	(1,514)	(1,017)	(158)	(14,497)
Recoveries on loans previously charged-off	6,340	2,674	79	675	228	721	10,717
Net recoveries (charge-offs)	752	(3,540)	73	(839)	(789)	563	(3,780)
Provision (release) for loan losses	21,942	(6,984)	879	(1,400)	65	(1,333)	13,169
Balance at end of year	$103,462	$31,838	$4,290	$5,316	$4,924	$2,668	$152,498
Ending balance, loans individually evaluated for impairment (1)	$11,487	$2,441	$—	$735	$1,855	$109	$16,627
Ending balance, loans collectively evaluated for impairment	$91,975	$29,397	$4,290	$4,581	$3,069	$2,559	$135,871
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$52,171	$19,948	$—	$5,274	$12,466	$430	$90,289
Ending balance, loans collectively evaluated for impairment	7,836,463	2,896,771	381,102	356,291	129,711	201,592	11,801,930
Total recorded investment in loans	$7,888,634	$2,916,719	$381,102	$361,565	$142,177	$202,022	$11,892,219

(1)	Refer to Notes 1 and 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Year Ended December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$63,709	$73,150	$2,434	$9,696	$6,797	$5,631	$161,417
Loans charged-off	(22,339)	(25,294)	70	(3,501)	(3,445)	(3,725)	(58,234)
Recoveries on loans previously charged-off	5,054	2,173	48	15	475	997	8,762
Net (charge-offs) recoveries	(17,285)	(23,121)	118	(3,486)	(2,970)	(2,728)	(49,472)
Provision (release) for loan losses	34,344	(7,667)	786	1,345	1,821	535	31,164
Balance at end of year	$80,768	$42,362	$3,338	$7,555	$5,648	$3,438	$143,109
Ending balance, loans individually evaluated for impairment (1)	$4,895	$12,536	$—	$2,412	$2,386	$148	$22,377
Ending balance, loans collectively evaluated for impairment	$75,873	$29,826	$3,338	$5,143	$3,262	$3,290	$120,732
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$41,813	$48,504	$—	$9,976	$13,470	$651	$114,414
Ending balance, loans collectively evaluated for impairment	7,014,439	2,527,579	293,387	331,892	136,262	226,048	10,529,607
Total recorded investment in loans	$7,056,252	$2,576,083	$293,387	$341,868	$149,732	$226,699	$10,644,021

(1)	Refer to Notes 1 and 4 for additional information regarding impaired loans.

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$12,274	$9,206	$7,343
(Release) provision for unfunded commitments	(519)	3,152	1,863
Recovery (charge-off) of unfunded commitments	4	(84)	—
Balance at end of year	$11,759	$12,274	$9,206
Unfunded commitments, excluding covered assets, at year end	$6,606,746	$6,041,301	$4,922,634

(1)
Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit. Unfunded commitments related to covered assets are excluded as they are covered under a loss share agreement with the FDIC.

Refer to Note 19 for additional details of commitments to extend credit, standby letters of credit and commercial letters of credit.

6. PREMISES, FURNITURE, AND EQUIPMENT

Premises, Furniture, and Equipment
(Amounts in thousands)

	December 31,
	2015	2014
Land	$1,874	$1,874
Building	10,079	9,980
Leasehold improvements	43,575	37,796
Furniture and equipment	37,478	45,346
Software	15,087	16,363
Total cost	108,093	111,359
Accumulated depreciation	(65,688)	(72,216)
Net book value	$42,405	$39,143

Depreciation expense on premises, furniture, and equipment totaled $8.5 million in 2015, $8.7 million in 2014, and $8.5 million in 2013.

At December 31, 2015, we were obligated under certain non-cancellable operating leases for premises and equipment, which expire at various dates through the year 2026. Many of these leases contain renewal options, and certain leases provide a right of refusal to purchase the leased property during the lease term. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer price index. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2015, have initial or remaining non-cancellable lease terms in excess of one year.

Operating Leases (1)
(Amounts in thousands)

Total
Year Ended December 31,
2016	$12,498
2017	12,178
2018	12,017
2019	11,374
2020	10,889
2021 and thereafter	32,362
Total minimum lease payments	$91,318

(1)	Minimum payments have not been reduced by minimum sublease rentals of $1.8 million due in the future under non-cancellable subleases.

	Year Ended December 31,
	2015	2014	2013
Rental expense charged to operations (1)(2)	$12,670	$12,066	$12,224
Rental income from premises leased to others (2)	$770	$704	$659

(1)	Including amounts paid under short-term cancellable leases.

(2)	Does not include rental expense or sublease rental income for certain restructured leases.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Reporting Unit
(Amounts in thousands)

	December 31,
	2015	2014	2013
Banking	$81,755	$81,755	$81,755
Asset Management	12,286	12,286	12,286
Total	$94,041	$94,041	$94,041

In conjunction with our annual goodwill impairment test performed as of October 31, 2015, we elected to perform a qualitative assessment to determine whether it was more likely than not that the fair values of the Banking and Asset Management reporting units were less than their carrying values. Based on our analysis, we determined it was not more likely than not that the fair values of the Banking and Asset Management reporting units were less than their carrying values, and as such we bypassed the two-step quantitative goodwill impairment test and concluded that goodwill was not impaired as of October 31, 2015.

We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of October 31, 2015 that would indicate impairment of goodwill allocated to the Banking and Asset Management reporting units at December 31, 2015. Other than the $146,000 goodwill impairment charge recognized in December 2013 in connection with the sale of Lodestar, an investment management firm and previously wholly-owned subsidiary of the Company, there were no impairment charges for goodwill allocated to the Banking and Asset Management reporting units recorded in 2014 or 2013.

We have other intangible assets capitalized on the consolidated statements of financial condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 12 years.

We review other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During 2015, there were no events or circumstances that we believe indicate there may be impairment of other intangible assets, and no impairment charges for other intangible assets were recorded in 2015, 2014, or 2013.

Other Intangible Assets
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Core deposit intangible:
Gross carrying amount	$18,093	$18,093	$18,093
Accumulated amortization	15,140	12,870	10,071
Net carrying amount	$2,953	$5,223	$8,022
Amortization during the period	$2,270	$2,799	$2,709
Weighted-average remaining life (in years)	1.5	2.5	3.3
Client relationships:
Gross carrying amount	$2,002	$2,002	$2,002
Accumulated amortization	1,525	1,340	1,132
Net carrying amount	$477	$662	$870
Amortization during the period	$185	$208	$412
Weighted-average remaining life (in years)	5.1	5.9	6.7

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year Ended December 31,
2016	$2,161
2017	1,125
2018	98
2019	28
2020	15
2021 and thereafter	3
Total	$3,430

8. DEPOSITS

Summary of Deposits (1)
(Amounts in thousands)

	December 31,
	2015	2014
Noninterest-bearing deposits	$4,355,700	$3,516,695
Interest-bearing deposits	1,503,372	1,907,320
Savings deposits	377,191	319,100
Money market accounts	5,919,252	4,851,925
Time deposits less than $100,000	270,483	296,899
Time deposits of $100,000 or more	1,919,594	2,198,029
Total deposits	$14,345,592	$13,089,968

(1)	Excludes deposits held-for-sale of $122.2 million as of December 31, 2014.

Scheduled Maturities of Time Deposits
(Amounts in thousands)

Total
Year ending December 31,
2016:
First quarter	$276,244
Second quarter	279,530
Third quarter	420,596
Fourth quarter	284,609
2017	444,018
2018	152,354
2019	90,174
2020	241,529
2021 and thereafter	1,023
Total	$2,190,077

Maturities of Time Deposits of $100,000 or More
(Amounts in thousands)

2015
Maturing within 3 months	$254,563
After 3 but within 6 months	230,471
After 6 but within 12 months	636,836
After 12 months	797,724
Total	$1,919,594

9. SHORT-TERM BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	December 31, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$370,000	0.16%	$428,000	0.13%
Other borrowings	250	0.20%	—	—%
Secured borrowing	2,217	4.00%	4,385	4.45%
Total short-term borrowings	$372,467		$432,385
Unused Availability:
Federal funds (1)	$630,500		$630,500
FRB discount window primary credit program (2)	384,419		403,752
FHLB advances (3)	1,481,102		265,529
Revolving line of credit	60,000		60,000

(1)	Our total availability of overnight Federal fund (“Fed funds”) borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

(3)
As a member of the FHLB Chicago, the Bank has access to borrowing capacity which is subject to change based on the availability of acceptable collateral to pledge and the level of our investment in FHLB Chicago stock. At December 31, 2015, our borrowing capacity was $2.2 billion, of which $1.5 billion is available, subject to making the required additional investment in FHLB Chicago stock. Qualifying residential, multi-family and commercial real estate loans, home equity lines of credit, and residential mortgage-backed securities are pledged as collateral to secure current outstanding balances and additional borrowing availability.

Borrowings with maturities of one year or less are classified as short-term.

FHLB Advances - At December 31, 2015, FHLB advances consisted of $765.0 million from FHLB Chicago, of which $370.0 million is included in short-term borrowings, and $5.0 million from the FHLB Atlanta, which is classified as long-term debt.

Other Borrowings - Other borrowings represents cash received by a counterparty in excess of derivative liability at December 31, 2015.

Revolving Line of Credit - The Company has a 364-day revolving line of credit (the “Facility”) with a group of commercial banks allowing borrowing of up to $60.0 million, and maturing on September 23, 2016. The interest rate applied to borrowings under the Facility may be elected by the Company at the time an advance is made; interest rate elections include either 30-day or 90-day LIBOR plus 1.75% or Prime minus 0.50% at the time the advance is made. Any amounts outstanding under the Facility upon or before maturity may be converted, at the Company’s option, to an amortized term loan, with the balance of such loan due September 24, 2018. At December 31, 2015 and 2014, no amounts were drawn on the Facility.

Secured Borrowings - Secured borrowings represent amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings because they did not qualify for sale accounting treatment. A corresponding amount is recorded within loans on the consolidated statements of financial condition.

10. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

				December 31,
	Rate Type	Contractual Rate	Maturity	2015	2014
Parent Company:
Junior Subordinated Debentures (1)
Bloomfield Hills Statutory Trust I	Floating, three-month LIBOR + 2.65%	3.18%	2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Floating, three-month LIBOR + 1.71%	2.22%	2035	51,547	51,547
PrivateBancorp Statutory Trust III	Floating, three-month LIBOR + 1.50%	2.01%	2035	41,238	41,238
PrivateBancorp Statutory Trust IV	Fixed	10.00%	2068	68,755	68,755
Subordinated debt facility (2)	Fixed	7.125%	2042	125,000	125,000
Subtotal				294,788	294,788
Subsidiaries:
FHLB advances	Floating, FHLBC overnight discount note index + 0.065%	0.13%	2017	350,000	—
FHLB advances (3)(4)	Fixed	3.58% - 4.68%	2019	50,000	50,000
				$694,788	$344,788

(1)
Under the final regulatory capital rules issued in July 2013, these instruments are grandfathered for inclusion as a component of Tier 1 capital, although the Tier 1 capital treatment for these instruments could be subject to phase-out due to certain acquisitions.

(2)	Qualifies as Tier 2 capital for regulatory capital purposes.

(3)	Weighted average interest rate was 3.75% at December 31, 2015 and 2014.

(4)
Amounts reported at December 31, 2015 and 2014 include three long-term advances due in 2019 totaling $45.0 million with a weighted average interest rate of 3.66%. The advances provide for a one-time option, two years from the issuance date, to increase the amount outstanding up to $150.0 million each at the same fixed rate as the original advance. The advances include a prepayment feature and are subject to a prepayment fee.

The $169.8 million in junior subordinated debentures presented in the table above were issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable trust preferred securities. Refer to Note 11 for further information on the nature and terms of these and previously issued debentures.

At December 31, 2015, outstanding long-term FHLB advances were secured by qualifying residential, multi-family, commercial real estate, and home equity lines of credit. From time to time, we may pledge eligible real estate-backed securities to support additional borrowings.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year Ended December 31,
2017	$350,000
2019	50,000
2020 and thereafter	294,788
Total	$694,788

11. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED TRUST PREFERRED SECURITIES

As of December 31, 2015, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing Company-obligated mandatorily redeemable trust preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company (“Debentures”). The Debentures held by the trusts, which in aggregate totaled $169.8 million at December 31, 2015, are the sole assets of each respective trust. Our obligations under the Debentures and related documents, including the indentures, the declarations of trust and related Company guarantees, taken together, constitute a full and unconditional guarantee by the Company on a subordinated basis of distributions and redemption and liquidation payments on the Trust Preferred Securities. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all or any series of the Debentures, in each case, at a redemption price of 100% of the principal amount of the Debentures being redeemed plus any accrued but unpaid interest to the redemption date. The repayment, redemption or repurchase of any of the Debentures would be subject to the terms of the applicable indenture and would result in a corresponding repayment, redemption or repurchase of an equivalent amount of the related series of Trust Preferred Securities. Any redemption of the 10% Debentures held by the PrivateBancorp Capital Trust IV (“Capital Trust IV”) would be subject to the terms of the replacement capital covenant described below and any required regulatory approval.

In connection with the issuance in 2008 of the 10% Debentures, which rank junior to the other Debentures, we entered into a replacement capital covenant that relates to redemption of the 10% Debentures and the related Trust Preferred Securities. Under the replacement capital covenant, as amended in October 2012, we committed, for the benefit of certain debt holders, that we would not repay, redeem or repurchase the 10% Debentures or the related Trust Preferred Securities prior to June 2048 unless we have (1) obtained any required regulatory approval, and (2) raised certain amounts of qualifying equity or equity-like replacement capital at any time after October 10, 2012. The replacement capital covenant benefits holders of our “covered debt” as specified under the terms of the replacement capital covenant. Currently, under the replacement capital covenant, the “covered debt” is the Debentures held by PrivateBancorp Statutory Trust II. In the event that the Company’s 7.125% subordinated debentures due 2042 are designated as or become the covered debt under the replacement capital covenant, the terms of such debentures provide that the Company is authorized to terminate the replacement capital covenant without any further action or payment. We may amend or terminate the replacement capital covenant in certain circumstances without the consent of the holders of the covered debt.

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

Under current accounting rules, the trusts qualify as variable interest entities for which we are not the primary beneficiary and therefore are ineligible for consolidation in our financial statements. The Debentures issued by us to the trusts are included in our consolidated statements of financial condition as “long-term debt” with the corresponding interest distributions recorded as interest expense. The common shares issued by the trusts and held by us are included in other assets in our consolidated statements of financial condition with the related dividend distributions recorded in other non-interest income.

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

	Issuance Date	Common Securities Issued	Trust Preferred Securities Issued (1)	Coupon Rate (2)	Maturity	Principal Amount of Debentures (1)
						December 31,
						2015
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	3.18%	June 2034	$8,248
PrivateBancorp Statutory Trust II	June 2005	1,547	50,000	2.22%	Sept. 2035	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	2.01%	Dec. 2035	41,238
PrivateBancorp Capital Trust IV	May 2008	5	68,750	10.00%	June 2068	68,755
Total		$3,038	$166,750			$169,788

(1)
The trust preferred securities accrue distributions at a rate equal to the interest rate on and have a maturity identical to that of the related Debentures. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at maturity or upon their earlier redemption in whole or in part. The Debentures are redeemable in whole or in part prior to maturity at any time and, only after we have obtained Federal Reserve approval, if then required under applicable guidelines or regulations.

(2)
Reflects the coupon rate in effect at December 31, 2015. The coupon rate for the Bloomfield Hills Statutory Trust I is a variable rate and is based on three-month LIBOR plus 2.65%. The coupon rates for the PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for the PrivateBancorp Capital Trust IV is fixed. Distributions for all of the Trusts are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years in the case of the Debentures held by Trust IV, and five years in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

12. EQUITY

Capital Stock

At December 31, 2015 and 2014, the Company had authority to issue 180 million shares of capital stock, consisting of one million shares of preferred stock, five million shares of non-voting common stock and 174 million shares of voting common stock. At December 31, 2015 and 2014, no shares of preferred stock or non-voting common stock were issued or outstanding. The Company had 79.1 million shares of voting common stock issued and outstanding at December 31, 2015 and 78.2 million shares issued and outstanding at December 31, 2014.

The Company reissues treasury stock, when available, or new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. Treasury shares are reissued at average cost. The Company held 2,574 shares and 1,704 shares in treasury at December 31, 2015 and 2014, respectively.

Comprehensive Income

Change in Accumulated Other Comprehensive Income (“AOCI”) by Component
(Amounts in thousands)

	Year Ended December 31,
	2015			2014			2013
	Unrealized Gain on Available- for-Sale Securities	Accumu- lated (Loss) Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available- for-Sale Securities	Accumu- lated Gain (Loss) on Effective Cash Flow Hedges	Total	Unrealized Gain on Available- for-Sale Securities	Accumu- lated Gain on Effective Cash Flow Hedges	Total
Balance at beginning of year	$19,448	$1,469	$20,917	$12,960	$(3,116)	$9,844	$42,219	5,845	$48,064
Increase in unrealized (losses) gains on securities	(7,440)	—	(7,440)	11,244	—	11,244	(46,690)	—	(46,690)
Increase in unrealized gains (losses) on cash flow hedges	—	13,152	13,152	—	16,777	16,777	—	(8,729)	(8,729)
Tax benefit (expense) on increase in unrealized (losses) gains	2,829	(5,083)	(2,254)	(4,435)	(6,576)	(11,011)	18,142	3,390	21,532
Other comprehensive (loss) income before reclassifications	(4,611)	8,069	3,458	6,809	10,201	17,010	(28,548)	(5,339)	(33,887)
Reclassification adjustment of net gains included in net income (1)	(1,287)	(10,320)	(11,607)	(530)	(9,262)	(9,792)	(1,174)	(5,984)	(7,158)
Reclassification adjustment for tax expense on realized net gains (2)	498	3,993	4,491	209	3,646	3,855	463	2,362	2,825
Amounts reclassified from AOCI	(789)	(6,327)	(7,116)	(321)	(5,616)	(5,937)	(711)	(3,622)	(4,333)
Net current period other comprehensive (loss) income	(5,400)	1,742	(3,658)	6,488	4,585	11,073	(29,259)	(8,961)	(38,220)
Balance at end of year	$14,048	$3,211	$17,259	$19,448	$1,469	$20,917	$12,960	$(3,116)	$9,844

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

13. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Basic earnings per common share
Net income	$185,311	$153,079	$122,949
Net income allocated to participating stockholders (1)	(1,625)	(2,134)	(2,436)
Net income allocated to common stockholders	$183,686	$150,945	$120,513
Weighted-average common shares outstanding	77,968	77,007	76,398
Basic earnings per common share	$2.36	$1.96	$1.58
Diluted earnings per common share
Diluted earnings applicable to common stockholders (2)	$183,711	$150,967	$120,520
Weighted-average diluted common shares outstanding:
Weighted-average common shares outstanding	77,968	77,007	76,398
Dilutive effect of stock awards (3)	1,238	815	247
Weighted-average diluted common shares outstanding	79,206	77,822	76,645
Diluted earnings per common share	$2.32	$1.94	$1.57

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

(3)
For the years ended December 31, 2015, 2014, and 2013, the weighted-average outstanding non-participating securities of 360,000, 1.2 million and 2.9 million shares, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

14. INCOME TAXES

Components of Income Taxes
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Current income tax provision:
Federal	$97,942	$86,234	$51,169
State	14,968	17,078	11,179
Total	112,910	103,312	62,348
Deferred income (benefit) tax provision:
Federal	(2,236)	(7,392)	11,749
State	415	(792)	2,897
Total	(1,821)	(8,184)	14,646
Total income tax provision	$111,089	$95,128	$76,994

Reconciliation of Income Tax Provision to Statutory Federal Rate
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Income tax provision at statutory federal income tax rate	$103,739	$86,872	$69,980
(Decrease) increase in taxes resulting from:
Tax exempt interest	$(2,842)	$(2,139)	$(2,158)
Meals, entertainment and related expenses	757	621	577
Bank owned life insurance	(506)	(470)	(473)
Investment credits	(518)	(331)	(331)
Non-deductible compensation	303	148	172
State income taxes	9,692	10,292	8,618
Share-based compensation charges	—	—	200
Deferred tax asset adjustments	652	504	500
Other	(188)	(369)	(91)
Total income tax provision	$111,089	$95,128	$76,994

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded.

Deferred Tax Assets and Liabilities
(Amounts in thousands)

	December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$66,713	$64,832
Share-based payment expenses	16,883	16,883
Deferred compensation	6,906	4,285
Loan fees	17,671	18,871
OREO write-downs	4,509	7,008
Nonaccrual interest income	1,302	1,874
Premises and equipment	2,253	—
Covered assets	2,324	3,942
Other	1,701	3,426
Total deferred tax assets	120,262	121,121
Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(9,004)	(12,450)
Intangible assets and acquisition adjustments	(6,732)	(7,504)
Premises and equipment	—	(1,889)
Other	(2,290)	(1,094)
Total deferred tax liabilities	(18,026)	(22,937)
Net deferred tax assets	$102,236	$98,184

Deferred Tax Assets

At December 31, 2015, we have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded. This conclusion was based in part on the fact that we were not in a cumulative book loss position for financial statement purposes at December 31, 2015, measured on a trailing three-year basis. In addition, we considered our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods. The net deferred tax asset is recorded on the statement of financial condition within other assets.

Taxable income in prior years and reversing deferred taxable temporary differences provide sources from which deferred tax assets may be absorbed. Additionally, we have relied on our expectation of generating pre-tax earnings in future periods, which should give rise to taxable income levels, exclusive of reversing temporary differences, that more likely than not will be sufficient to absorb the deferred tax assets.

Liabilities Associated with Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Roll Forward of Unrecognized Tax Benefits
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$269	$411	$179
Additions for tax positions related to prior years	—	—	263
Reductions for tax positions related to prior years	(15)	(142)	—
Reductions for lapse of statute of limitations	(10)	—	(31)
Reductions for settlements with tax authorities	(50)	—	—
Balance at end of year	$194	$269	$411
Interest and penalties, net of tax effect, recognized in income tax (benefit) expense during the year	$(50)	$(6)	$33
Interest and penalties, net of tax effect, accrued at year end (1)	$3	$54	$60

(1)	Not included in the unrecognized tax benefits roll forward presented above.

As of December 31, 2015 and 2014, we had $126,000 and $212,000, respectively, of unrecognized tax benefits relating to uncertain tax positions that, if recognized, would impact the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not anticipate this change will have a material impact on the results of operations or the financial position of the Company.

We file a U.S. federal income tax return and state income tax returns in various states. We are no longer subject to examinations by U.S. federal tax authorities for 2011 and prior years. We are also no longer subject to examinations by state tax authorities for 2007 and prior years.

15. SHARE-BASED COMPENSATION AND OTHER BENEFITS

Share-Based Plans

The Company adopted the 2011 Incentive Compensation Plan (the “2011 Plan”) in May 2011. In 2014, the Company’s stockholders approved an amendment and restatement of the 2011 Plan to add 2.0 million authorized shares for a total of approximately 6.7 million shares of common stock. The 2011 Plan is designed to align the interests of management with the interests of shareholders, foster retention, create a long-term focus and provide participants a competitive long-term incentive opportunity. The 2011 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, equity-based performance stock and units, stock awards and other cash and share-based incentives to employees, including officers and non-employee directors of the Company and its subsidiaries. At December 31, 2015, 2.7 million shares were available for future grant under the 2011 Plan. The Company has three other share-based compensation plans for which no shares remain available for grant, but have unexercised awards outstanding at December 31, 2015. The Company issues shares from treasury, when available, or new shares to fulfill its obligation to issue shares pursuant to grants under the share-based compensation plans. To the extent new shares are issued, the Company believes as of December 31, 2015, there are adequate authorized shares to satisfy anticipated award issuances in 2016.

Financial Statement Impact

The following table presents the share-based compensation expense and related income tax benefits recognized for all equity awards in the accompanying consolidated statements of income for the years ended December 31, 2015, 2014 and 2013.

Effect of Recognizing Share-based Compensation Expense
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Recognized share-based compensation expense:
Stock option expense	$3,337	$3,710	$3,648
Restricted stock and unit expense	12,918	10,562	8,802
Performance share unit expense	2,584	1,296	226
Total share-based compensation expense	18,839	15,568	12,676
Income tax benefit	(7,271)	(6,050)	(4,818)
Share-based compensation expense, net of tax	$11,568	$9,518	$7,858
Unrecognized share-based compensation expense:
Stock options	$2,855	$3,391	$4,576
Weighted-average amortization period remaining (in years)	1.7	1.6	1.8
Restricted stock and unit expense	$12,343	$11,902	$11,205
Weighted-average amortization period remaining (in years)	1.7	1.7	1.8
Performance share unit expense (1)	$3,991	$2,694	$635
Weighted-average amortization period remaining (in years)	1.8	2.0	2.2

(1)
Based on an estimate of the number of shares expected to vest as a result of actual performance against the performance criteria at December 31, 2015, 2014 and 2013. For additional information regarding our performance share units, refer to the “Performance Share Units” section further in this Note.

Stock Options

Stock option awards have an exercise price equal to the closing price of the Company’s common stock on the date the awards are granted. Stock options generally vest three years from grant or at the end of that period based on continuous service and have a ten-year term. The following table summarizes stock option activity for the years ended December 31, 2015, 2014 and 2013.

Stock Option Activity
(Amounts in thousands, except per share data)

	Options	Weighted-Average		Aggregate Intrinsic Value (2)
		Exercise Price	Remaining Contractual Life (1)
2013
Outstanding at beginning of year	3,875	$24.40
Granted	652	18.10
Exercised	(200)	14.52
Forfeited	(86)	17.43
Expired	(151)	34.10
Outstanding at end of year	4,090	$23.66	5.7	$27,255
Exercisable at end of year	2,890	$26.68	4.5	$12,220
2014
Outstanding at beginning of year	4,090	$23.66
Granted	203	27.98
Exercised	(277)	18.59
Forfeited	(15)	18.82
Expired	(123)	34.23
Outstanding at end of year	3,878	$23.94	5.0	$38,174
Exercisable at end of year	2,862	$25.57	3.9	$23,890
2015
Outstanding at beginning of year	3,878	$23.94
Granted	186	35.20
Exercised	(838)	25.10
Forfeited	(27)	20.89
Expired	(8)	37.43
Outstanding at end of year	3,191	$24.28	4.6	$53,716
Exercisable at end of year	2,210	$24.72	3.2	$36,297
Ending vested and expected to vest	3,130	$24.16	4.5	$53,064

(1)	Represents the average contractual life remaining in years.

(2)
Aggregate intrinsic value represents the total pretax intrinsic value of the “in-the-money” stock options, (i.e., the difference between our closing stock price on the last trading day of the respective year and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the respective year. This amount will fluctuate with changes in the fair value of our common stock.

Summary of Stock Options Outstanding and Exercisable
(Number of shares in thousands)

	Outstanding Options			Exercisable Options
Range of Exercise Price	Shares	Weighted-Average		Shares	Weighted- Average Exercise Price
		Remaining Contractual Life (1)	Exercise Price
$6.92 - $15.04	747	5.5	$14.38	747	$14.38
$15.05 - $21.35	617	7.1	17.92	24	15.62
$21.36 - $26.37	602	1.9	26.05	596	26.08
$26.38 - $32.19	611	4.2	29.49	414	30.22
$32.20 - $46.51	614	4.1	35.80	429	36.06
Total	3,191	4.6	$24.28	2,210	$24.72

(1)	Represents the weighted-average contractual life remaining in years.

Stock Option Valuation Assumptions - The fair value of stock options is estimated at the date of grant using a binomial option-pricing model that utilizes the assumptions outlined in the following table.

Stock Option Valuation Assumptions

	Year Ended December 31,
	2015	2014	2013
Expected life of the option (in years)	6.5	6.0	5.4 - 6.3
Expected stock volatility	42.4 - 43.3%	43.3 - 44.3%	44.0 - 45.2%
Risk-free interest rate	1.9%	1.8 - 2.1%	1.0 - 2.1%
Expected dividend yield	0.1%	0.1%	0.1 - 0.2%
Weighted-average fair value of options at their grant date	$15.86	$12.20	$7.79

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

Other Stock Option Information
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Total intrinsic value of stock options exercised	$11,386	$3,204	$1,402
Cash received from stock options exercised	$20,938	$5,149	$2,847
Income tax benefit realized from stock options exercised (1)	$4,307	$1,217	$502

(1)	Amounts may be more or less than deferred tax benefit recorded during vesting period.

Restricted Stock and Restricted Unit Awards

We issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to voting rights except that certain dividends are subject to forfeiture under the terms of the grant. Awards granted prior to 2014 receive dividend payments at the same time as stockholders. Effective with awards granted in 2014, dividends accrued on restricted stock are not paid out until shares vest and are distributed to the holders to the extent and at the same time the underlying shares are released from restrictions. The transfer restrictions generally lapse over a three year period and are contingent upon continued employment. We also issue restricted stock units which settle in common stock when restrictions lapse which generally coincides with the vest date for most awards, however certain awards have a delayed settlement date. Restricted stock units are issued on similar terms as restricted common stock (with the exception of non-employee directors whose restrictions lapse in equal monthly or quarterly installments over a one-year period) and have the right to receive dividend equivalents at settlement, but no voting rights. Recipients of restricted share and unit awards do not pay to acquire the shares awarded. The fair value of restricted stock and units is based on our closing stock price on the date of grant. For certain restricted stock awards with post-vesting transferability restrictions and certain unit awards with delayed settlement, a discount for lack of marketability (“DLOM”) was applied to the grant date fair value. The weighted-average DLOM applied to awards granted was 27% in 2015, 24% in 2014 and 21% in 2013. The following table summarizes our restricted stock and unit activity for the years ended December 31, 2015, 2014 and 2013.

Restricted Stock and Unit Awards Activity
(Number of shares/units in thousands)

	Year Ended December 31,
	2015		2014		2013
	Number of Shares/ Units	Weighted-Average Grant Date Fair Value (1)	Number of Shares/ Units	Weighted-Average Grant Date Fair Value (1)	Number of Shares/ Units	Weighted-Average Grant Date Fair Value (1)
Nonvested restricted stock and unit awards at beginning of year	1,093	$20.18	1,268	$15.76	1,114	$14.42
Granted	416	33.52	431	27.15	676	17.14
Vested	(610)	18.33	(577)	15.62	(444)	14.53
Forfeited	(28)	27.55	(29)	21.51	(78)	15.70
Nonvested restricted stock and unit awards at end of year	871	$27.61	1,093	$20.18	1,268	$15.76
Vested, but not issued at end of year (2)	213	$16.46	164	$16.56	136	$16.52

(1)	Includes the effect of the DLOM.

(2)	Represents restricted stock units with a delayed settlement date.

Other Restricted Stock and Unit Award Information
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Total fair value of vested/released restricted stock and units	$19,613	$16,135	$7,662
Current income tax benefit realized from vesting/release of restricted stock and unit awards (1)	$7,297	$6,036	$2,714

(1)	Amount may be more or less than deferred tax benefit recorded during vesting period.

Performance Share Units

In 2013, we introduced performance share units (“PSUs”) as part of our executive compensation program which entitles recipients to receive the underlying shares of common stock without payment subject to continued service and the Company’s achievement of specified performance criteria over a three-year period. Effective with the 2014 grant, we expanded the awards to a broader group of executives and added a relative total shareholder return (“TSR”) factor to the award terms in addition to the achievement of specified performance criteria over a three-year period. PSUs are granted at a target number of shares and based on the Company’s performance, the number of shares that vest can be adjusted downward to zero and upward to a maximum of 150% of target for the 2013 grants and upward to a maximum of 200% for 2014 and 2015 grants, based on relative TSR against an index of 50 banks over the same three-year period as the performance criteria. The PSUs vest in the quarter following the end of the performance period, after review and certification of the achievement of the specified performance criteria by the Company’s Compensation

Committee of the Board of Directors. The PSUs will be settled and converted to shares of common stock two years after vesting, subject to recoupment under certain circumstances. Holders of PSUs are not entitled to vote or receive cash dividends until settlement, but do accrue a dividend equivalent at the same rate as dividend payments to stockholders from grant date until settlement and to be paid out at that time based on actual shares converted to common stock. The fair value of PSUs is based on our closing stock price on the date of grant, adjusted to reflect any market conditions and is net of a DLOM due to the delayed settlement provisions. The following table summarizes our performance share unit activity for the years ended December 31, 2015, 2014 and 2013.

Performance Share Units Activity (1)
(Number of shares/units in thousands)

	Year Ended December 31,
	2015		2014		2013
	Number of Shares/ Units	Weighted-Average Grant Date Fair Value (2)	Number of Shares/ Units	Weighted-Average Grant Date Fair Value (2)	Number of Shares/ Units	Weighted-Average Grant Date Fair Value (2)
Nonvested performance share unit awards at beginning of year	150	$22.19	54	$15.44	$—	$—
Granted	93	30.84	99	26.00	54	15.44
Forfeited	(2)	26.00	(3)	26.00	—	—
Nonvested performance share unit awards at end of year	241	$25.50	150	$22.19	$54	$15.44

(1)	Presented at target level of performance.

(2)	Includes the effect of a 20% DLOM on awards granted in each 2015, 2014 and 2013.

Savings and Retirement Plan

The Company has a defined contribution retirement plan, The PrivateBancorp, Inc. Savings, Retirement and Employee Stock Ownership Plan (the “KSOP”), which allows employees to make contributions up to 75% of compensation on a pre-tax basis and/or after-tax basis through salary deferrals under Section 401(k) of the Internal Revenue Code. At the employees’ direction, employee contributions are invested among a variety of investment alternatives. For employees who have met a 1 year service requirement and make voluntary contributions to the KSOP, we contribute an amount equal to $0.50 for each dollar contributed up to 6% of an employee’s compensation (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). The Company’s matching contribution vests in increments of 20% annually for each year in which 1,000 hours are worked. The KSOP also allows for a discretionary company contribution. Although no such contribution was made for 2015, 2014 or 2013, the discretionary component vests in increments of 20% annually over a period of 5 years based on the employee’s years of service.

KSOP Plan Information
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Company matching contribution	$2,946	$2,509	$2,405
Number of Company shares held in KSOP	363	373	394
Fair value of Company shares held by KSOP	$14,892	$12,472	$11,412
Dividends received	$15	$16	$16

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan (the “Plan”) which allows eligible participants to defer the receipt of cash compensation or non-employee director fees otherwise payable to them. The purpose of the Plan is to further our ability to attract and retain high quality executives and non-employee directors. Employees who participate in the Plan may elect to defer up to 50% of annual base salary and 100% of annual bonus amounts not subject to a mandatory deferral and directors may elect to defer up to 100% of his or her cash portion of director’s fees earned and paid during the Plan year. Participants elect at the time amounts that are deferred whether such deferral amounts will be credited with “earnings” as if they were invested in either a fixed income account with interest credited based on our prime rate (not to exceed 120% of the applicable federal long-term rate) on the cash value of the funds deposited, or in deferred stock units (“DSUs”) in Company stock with earnings credited in the form of dividends equivalent to that paid to our common stockholders. Except for an “earnings” credit on the deferred amounts, we do not provide any contributions or credits to participants under the Plan. At December 31, 2015 and 2014, there were 133,481 and 128,383 DSUs, respectively, in the Plan. At the time of distribution, amounts credited in DSUs are paid in shares of our common stock while amounts credited in the fixed income account are paid in cash. All elections and payments under the Plan are subject to compliance with requirements of Section 409A of the Internal Revenue Code which may limit elections and require delay in payment of benefits in certain circumstances.

16. REGULATORY AND CAPITAL MATTERS

The Company and the Bank are subject to various regulatory requirements that impose requirements or restrictions on cash reserves, loans or advances, and dividends. The Bank is required to maintain reserves against deposits. Reserves are held either in the form of vault cash or noninterest-bearing balances maintained with the FRB and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances required to be maintained at the FRB were $199.4 million and $178.7 million at December 31, 2015 and 2014, respectively.

Under current FRB regulations, the Bank is limited in the amount it may loan or advance to PrivateBancorp, Inc. on an unconsolidated basis (the “Parent Company”). Loans or advances to a single subsidiary may not exceed 10% of the Bank’s capital stock and surplus (as defined) and loans to all subsidiaries may not exceed 20%. Loans from the Bank to the Parent Company are also required to meet certain collateral requirements.

Various state banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank and the payment of such dividends is contingent upon a number of factors including the Bank’s ability to meet applicable regulatory capital requirements, the strength of the Bank’s balance sheet, the Bank’s profitability and earnings and the Bank’s ability to satisfy its obligations and support any projected growth. During 2015, the Bank paid no dividends to the Parent Company and during 2014 the Bank paid $100.0 million in dividends to the Parent Company. As of December 31, 2015, the Bank had the capacity under banking regulation to pay dividends of $747.9 million, subject to the Company’s internal capital policy.

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

As of December 31, 2015, the Company’s and the Bank’s capital position was in excess of all minimum regulatory capital adequacy requirements to which they are subject. As of December 31, 2015, the most recent regulatory notification classified the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification for this purpose. Failure to meet minimum capital requirements could result in certain mandatory, and possible discretionary, actions by regulators which, if undertaken, could have a material effect on our consolidated financial statements.

The following table presents information about our capital measures and the related regulatory capital guidelines.

Capital Measurements
(Amounts in thousands, except for ratios)

	Actual (1)		FRB Guidelines for Minimum Regulatory Capital		Regulatory Minimum For “Well-Capitalized” under FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2015
Regulatory capital ratios:
Total risk-based capital:
Consolidated	$2,066,766	12.37%	$1,336,240	8.00%	n/a	n/a
The PrivateBank	1,985,535	11.91	n/a	n/a	$1,667,746	10.00%
Tier 1 risk-based capital:
Consolidated	1,763,559	10.56	1,002,180	6.00	n/a	n/a
The PrivateBank	1,807,328	10.84	n/a	n/a	1,334,197	8.00
Tier 1 leverage:
Consolidated	1,763,559	10.35	681,670	4.00	n/a	n/a
The PrivateBank	1,807,328	10.62	n/a	n/a	850,746	5.00
Common equity Tier 1 (2):
Consolidated	1,593,780	9.54	751,635	4.50	n/a	n/a
The PrivateBank	1,807,337	10.84	n/a	n/a	1,084,035	6.50
As of December 31, 2014
Regulatory capital ratios:
Total risk-based capital:
Consolidated	$1,825,542	12.51%	$1,167,412	8.00%	n/a	n/a
The PrivateBank	1,740,736	11.95	n/a	n/a	$1,456,366	10.00%
Tier 1 risk-based capital:
Consolidated	1,530,579	10.49	583,706	4.00	n/a	n/a
The PrivateBank	1,570,773	10.79	n/a	n/a	873,820	6.00
Tier 1 leverage:
Consolidated	1,530,579	9.96	614,996	4.00	n/a	n/a
The PrivateBank	1,570,773	10.24	n/a	n/a	767,278	5.00

(1)	Computed in accordance with the applicable regulations of the FRB in effect as of the respective reporting periods.

(2)	Effective January 1, 2015, the common equity Tier 1 ratio became a required regulatory capital measure and is calculated in accordance with the new capital rules.

n/a	Not applicable

As of January 1, 2015, the FRB and the FDIC rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes became effective. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier 1 ratio, increased the minimum Tier 1 capital ratio requirements and implemented a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment of excluding accumulated other comprehensive income from regulatory capital. The Company and the Bank have made this election. The final rules took effect for the Company and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules.

17. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce both interest rate risk (relating to mortgage loan commitments and planned sales of loans) and foreign currency risk (relating to certain loans denominated in currencies other than the U.S dollar). We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the client-related and other end-user derivatives, noted in the table below, were designated as hedging instruments for accounting purposes at December 31, 2015 and 2014.

Notional Amounts and Fair Value of Derivative Instruments
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	$675,000	$5,366	$550,000	$4,542	$125,000	$799	$250,000	$2,715
Derivatives not designated as hedging instruments:
Client-related derivatives:
Interest rate contracts	$3,933,977	$41,734	$3,881,202	$42,879	$3,933,977	$43,001	$3,743,827	$43,792
Foreign exchange contracts	155,914	5,008	98,285	5,183	127,664	4,274	86,582	4,659
Risk participation agreements (1)	84,216	6	98,478	19	111,269	27	100,941	24
Total client-related derivatives		$46,748		$48,081		$47,302		$48,475
Other end-user derivatives:
Foreign exchange contracts	$28,058	$220	$18,551	$241	$4,486	$3	$2,892	$45
Mortgage banking derivatives		519		786		181		801
Total other end-user derivatives		$739		$1,027		$184		$846
Total derivatives not designated as hedging instruments		$47,487		$49,108		$47,486		$49,321
Netting adjustments (2)		(12,238)		(10,588)		(30,056)		(25,269)
Total derivatives		$40,615		$43,062		$18,229		$26,767

(1)	The remaining average notional amounts are shown for risk participation agreements.

(2)
Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting agreements. Refer to Note 18 for additional information regarding master netting agreements.

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

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All such requirements were met at December 31, 2015 and December 31, 2014. Details on these derivative contracts are set forth in the following table.

Derivatives Subject to Credit Risk Contingency Features
(Amounts in thousands)

	December 31,
	2015	2014
Fair value of derivatives with credit contingency features in a net liability position	$7,924	$15,638
Collateral posted for those transactions in a net liability position	$8,835	$16,865
If credit risk contingency features were triggered:
Additional collateral required to be posted to derivative counterparties	$—	$—
Outstanding derivative instruments that would be immediately settled	$7,924	$15,638

Derivatives Not Designated in Hedge Relationships

Other End-User Derivatives – We use forward commitments to sell to-be-announced securities and other commitments to sell residential mortgage loans at specified prices to economically hedge the change in fair value of customer interest rate lock commitments and residential mortgage loans held-for-sale. The forward commitments to sell and the interest rate lock commitments are considered derivatives. At December 31, 2015, the par value of our residential mortgage loans held-for-sale totaled $36.0 million, the notional value of our interest rate lock commitments totaled $42.7 million, and the notional value of our forward commitments to sell totaled $87.3 million.

We are also exposed at times to foreign exchange risk as a result of originating loans in which the principal and interest are settled in a currency other than U.S. dollars. As of December 31, 2015, our exposure was to the Euro, Canadian dollar, Danish kroner and British pound on $32.4 million of loans. We manage this risk using forward currency derivatives.

Client-Related Derivatives – We offer, through our capital markets group, over-the-counter interest rate and foreign exchange derivatives to our clients, including but not limited to, interest rate swaps, interest rate options (also referred to as caps, floors, collars, etc.), foreign exchange forwards and options, as well as cash products such as foreign exchange spot transactions. When our clients enter into an interest rate or foreign exchange derivative transaction with us, we generally mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties. Although the off-setting nature of transactions originated by our capital markets group limits our market risk exposure, they do expose us to other risks including counterparty credit, settlement, and operational risk.

To accommodate our loan clients, we occasionally enter into risk participation agreements (“RPA”) with counterparty banks to either accept or transfer a portion of the credit risk related to their interest rate derivatives or transfer a portion of the credit risk related to our interest rate derivatives. This allows clients to execute an interest rate derivative with one bank while allowing for distribution of the credit risk among participating members. We have entered into written RPAs in which we accept a portion of the credit risk associated with an interest rate derivative of another bank’s loan client in exchange for a fee. We manage this credit risk through our loan underwriting process, and when appropriate, the RPA is backed by collateral provided by the clients under their loan agreement.

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

Risk Participation Agreements
(Dollars in thousands)

	December 31,
	2015	2014
Fair value of written RPAs	$27	$24
Range of remaining terms to maturity (in years)	Less than 1 to 5	Less than 1 to 4
Range of assigned internal risk ratings	2 to 7	2 to 7
Maximum potential amount of future undiscounted payments	$3,937	$3,927
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	43%	25%

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Location in Consolidated Statements of Income	Year Ended December 31,
		2015	2014	2013
Gain (loss) on client-related derivatives:
Interest rate contracts	Capital markets income	$9,974	$10,634	$14,226
Foreign exchange contracts	Capital markets income	8,327	7,068	6,506
Risk participation agreements	Capital markets income	229	345	(4)
Total client-related derivatives		18,530	18,047	20,728
Gain (loss) on end-user derivatives:
Foreign exchange derivatives	Other income, service and charges income	1,907	1,402	125
Mortgage banking derivatives	Mortgage banking income	264	(253)	235
Total end-user derivatives		2,171	1,149	360
Total gain recognized on derivatives not designated in hedging relationship		$20,701	$19,196	$21,088

Derivatives Designated in Hedge Relationships

We also use interest rate derivatives to hedge variability in forecasted interest cash flows in our loan portfolio which is comprised primarily of floating-rate loans. These derivatives are designated as cash flow hedges. The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash Flow Hedges – Under our cash flow hedging program we enter into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loan cash flows to fixed-rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the consolidated statements of income. During the year ended December 31, 2015, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of December 31, 2015, the maximum length of time over which forecasted interest cash flows are hedged is five years. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

Change in Accumulated Other Comprehensive Income
Related to Interest Rate Swaps Designated as Cash Flow Hedge
(Amounts in thousands)

	Year Ended December 31,
	2015		2014
	Pre-tax	After-tax	Pre-tax	After-tax
Accumulated unrealized gain (loss) at beginning of year	$2,405	$1,469	$(5,110)	$(3,116)
Amount of gain recognized in AOCI (effective portion)	13,152	8,069	16,777	10,201
Amount reclassified from AOCI to interest income on loans	(10,320)	(6,327)	(9,262)	(5,616)
Accumulated unrealized gain at end of year	$5,237	$3,211	$2,405	$1,469

As of December 31, 2015, $4.0 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2015. During the year ended

December 31, 2015, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur.

18. BALANCE SHEET OFFSETTING

Master Netting Agreements

Certain financial instruments, including repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to enforceable master netting or similar agreements. Authoritative accounting guidance permits the netting of financial assets and liabilities when a legally enforceable master netting agreement exists between us and a counterparty. A master netting agreement is an agreement between two counterparties who have multiple financial contracts with each other that provide for the net settlement of contracts through a single payment, in a single currency, in the event of default on or termination of any one contract. For those financial instruments subject to enforceable master netting agreements, assets and liabilities, and related cash collateral, with the same counterparty are reported on a net basis within the assets and liabilities on the consolidated statements of financial condition.

Derivative contracts may require us to provide or receive cash or financial instrument collateral. Collateral associated with derivative assets and liabilities subject to enforceable master netting agreements with the same counterparty is posted on a net basis. We have pledged cash or financial collateral in accordance with each counterparty’s collateral posting requirements for all of the Company’s derivative assets and liabilities in a net liability position as of December 31, 2015 and 2014. Certain collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that we are only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts.

As of December 31, 2015 and 2014, $17.8 million and $14.7 million of cash collateral pledged, respectively, was netted with the related financial liabilities on the consolidated statement of financial condition. To the extent not netted against fair values under a master netting agreement, the excess collateral received or pledged is included in other short-term borrowings or other investments, respectively. There was no excess cash collateral pledged at December 31, 2015 and 2014. Any securities pledged to counterparties as financial instrument collateral remain on the consolidated statements of financial condition as long as we do not default.

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

Offsetting of Financial Assets and Liabilities
(Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of December 31, 2015
Financial assets:
Derivatives (1):
Interest rate contracts	$47,100	$(8,970)	$38,130	$(55)	$—	$38,075
Foreign exchange contracts	4,059	(3,254)	805	(88)	—	717
Risk participation agreements	6	—	6	—	—	6
Mortgage banking derivatives	34	(14)	20	—	—	20
Total derivatives subject to a master netting agreement	51,199	(12,238)	38,961	(143)	—	38,818
Total derivatives not subject to a master netting agreement	1,654	—	1,654	—	—	1,654
Total derivatives	$52,853	$(12,238)	$40,615	$(143)	$—	$40,472
Financial liabilities:
Derivatives (1):
Interest rate contracts	$43,800	$(28,574)	$15,226	$(10,475)	$—	$4,751
Foreign exchange contracts	2,287	(1,458)	829	(570)	—	259
Risk participation agreements	27	(10)	17	(12)	—	5
Mortgage banking derivatives	14	(14)	—	—	—	—
Total derivatives subject to a master netting agreement	46,128	(30,056)	16,072	(11,057)	—	5,015
Total derivatives not subject to a master netting agreement	2,157	—	2,157	—	—	2,157
Total derivatives	$48,285	$(30,056)	$18,229	$(11,057)	$—	$7,172

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents financial instrument and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the financial instrument.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Financial Assets and Liabilities (Continued) (Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of December 31, 2014
Financial assets:
Derivatives (1):
Interest rate contracts	$47,421	$(7,433)	$39,988	$—	$—	$39,988
Foreign exchange contracts	3,664	(3,154)	510	—	—	510
Risk participation agreements	19	(1)	18	—	—	18
Total derivatives subject to a master netting agreement	51,104	(10,588)	40,516	—	—	40,516
Total derivatives not subject to a master netting agreement	2,546	—	2,546	—	—	2,546
Total derivatives	53,650	(10,588)	43,062	—	—	43,062
Financial liabilities:
Derivatives (1):
Interest rate contracts	$46,507	$(24,067)	$22,440	$(19,014)	$—	$3,426
Foreign exchange contracts	2,421	(1,202)	1,219	(1,033)	—	186
Risk participation agreements	24	—	24	(19)	—	5
Total derivatives subject to a master netting agreement	48,952	(25,269)	23,683	(20,066)	—	3,617
Total derivatives not subject to a master netting agreement	3,084	—	3,084	—	—	3,084
Total derivatives	52,036	(25,269)	26,767	(20,066)	—	6,701

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents financial instrument and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the financial instrument.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	December 31,
	2015	2014
Commitments to extend credit:
Home equity lines	$139,760	$129,943
Residential 1-4 family construction	47,504	53,847
Commercial real estate, other construction, and land development	1,321,123	1,123,123
Commercial and industrial	4,191,895	4,031,217
All other commitments	508,096	336,623
Total commitments to extend credit	$6,208,378	$5,674,753
Letters of credit:
Financial standby	$365,760	$334,175
Performance standby	38,264	38,167
Commercial letters of credit	3,999	5,224
Total letters of credit	$408,023	$377,566

(1)	Includes covered loan commitments of $9.7 million and $11.0 million as of December 31, 2015 and 2014, respectively.

Commitments to extend credit are agreements to lend funds to, or issue letters of credit for the account of, a client as long as there is no violation of any condition established in the credit agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of unfunded commitments require regulatory capital support, except for unfunded commitments of less than one year that are unconditionally cancellable. Since many of our commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of December 31, 2015, we had a reserve for unfunded commitments of $11.8 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors including: the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the consolidated statements of financial condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the consolidated statements of financial condition, totaled $1.9 million as of December 31, 2015. We amortize these amounts into income over the commitment period. As of December 31, 2015, standby letters of credit had a remaining weighted-average term of approximately 13 months, with remaining actual lives ranging from less than 1 year to 5 years.

Other Commitments

The Company has unfunded commitments to CRA investments and other investment partnerships totaling $33.2 million at December 31, 2015. Of these commitments, $23.5 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the consolidated statements of financial condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card provider issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party provider. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party provider to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $17.3 million at December 31, 2015.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of December 31, 2015, we have no recorded contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold in the secondary market have limited recourse provisions. The losses for the years ended December 31, 2015 and 2014 arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

Legal Proceedings

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois known as Maas vs. Marek et. al. The lawsuit, brought by the beneficiaries of two trusts for which the Bank is serving as the successor trustee, seeks reimbursement of penalties and interest assessed by the IRS due to the late payment of certain generation skipping taxes by the trusts, as well as certain related attorney fees and other damages. The other named defendants include legal and accounting professionals that provided services related to the matters involved. In January 2014, the Circuit Court denied the Bank’s motion to dismiss, and the matter is now in the discovery process, with trial scheduled for mid-2016. Although we are not able to predict the likelihood of an adverse outcome, we currently anticipate that ultimate resolution of this matter will not have a material adverse impact on our results of operations, financial condition or cash flows.

As of December 31, 2015, and in the ordinary course of business, there were various other legal proceedings pending against the Company and our subsidiaries that are incidental to our regular business operations. Management does not believe that the outcome of any of these proceedings will have, individually or in the aggregate, a material adverse effect on our business, results of operations, financial condition or cash flows.

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

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing appraisal. If the most recent appraisal is greater than one-year old, a new evaluation of the underlying collateral is obtained. For collateral-dependent impaired loans that are secured by real estate, we generally obtain "as is" appraisal values to evaluate impairment. When a collateral-dependent loan is secured by non-real estate collateral such as receivables, inventory, or equipment, the fair value is generally determined based upon appraisals, field exams, or receivable reports. The valuation techniques and inputs are reviewed internally by workout and/or asset-based specialists for reasonableness of estimated liquidation costs, collectability probabilities, and other market data. Appraisals for real estate collateral-dependent impaired loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is performed at the six-month interval between annual appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either adjusted downward or a new appraisal is required to support the value of the impaired loan. As part of our internal review process, we consider other factors or recent developments that could adjust the valuations indicated in the appraisals or internal reviews. The Company’s internal appraisal review process validates the reasonableness of appraisals in conjunction with analyzing sales and market data from an array of market sources.

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

Level 3 derivatives include risk participation agreements, derivatives associated with clients whose loans are risk-rated 6 or higher (“watch list derivative”), and interest rate lock commitments. Refer to “Credit Quality Indicators” in Note 4 for further discussion of risk ratings. For the level 3 risk participation agreements and watch list derivatives, the Company obtains prices from third-party advisors, consistent with the valuation processes employed for the Company’s derivatives classified in level 2 of the fair value hierarchy, and then applies loss factors to adjust the prices obtained from third-party advisors. The significant unobservable inputs that are employed in the valuation process for the risk participation agreements and watch list derivatives that cause these derivatives to be classified in level 3 of the fair value hierarchy are the historic loss factors specific to the particular industry segment and risk rating category. The loss factors are updated quarterly and are derived and aligned with the loss factors utilized in the calculation of the Company’s general reserve component of the allowance for loan losses. Changes in the fair value measurement of risk participation agreements and watch list derivatives are largely due to changes in the fair value of the derivative, risk rating adjustments and fluctuations in the pertinent historic average loss rate. For the interest rate lock commitments on mortgage loans, the fair value is based on prices obtained for loans with similar characteristics from third-party sources, adjusted for the probability that the interest rate lock commitment will fund (the “pull-through” rate). The significant unobservable input that causes these derivatives to be classified in level 3 of the fair value hierarchy is the pull-through rate. Pull-through rates are derived using the Company’s historical data and reflect the Company’s best estimate of the likelihood that a committed loan will ultimately fund. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at December 31, 2015 and 2014 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	December 31, 2015				December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for-sale:
U.S. Treasury	$321,651	$—	$—	$321,651	$268,265	$—	$—	$268,265
U.S. Agencies	—	46,098	—	46,098	—	46,258	—	46,258
Collateralized mortgage obligations	—	99,972	—	99,972	—	136,933	—	136,933
Residential mortgage-backed securities	—	829,855	—	829,855	—	846,078	—	846,078
State and municipal securities	—	467,160	630	467,790	—	347,310	—	347,310
Foreign sovereign debt	—	—	—	—	—	500	—	500
Total securities available-for-sale	321,651	1,443,085	630	1,765,366	268,265	1,377,079	—	1,645,344
Mortgage loans held-for-sale	—	35,704	—	35,704	—	42,215	—	42,215
Derivative assets:
Interest rate contract derivatives designated as hedging instruments	—	5,366	—	5,366	—	4,542	—	4,542
Client-related derivatives	—	46,342	406	46,748	—	46,669	1,412	48,081
Other end-user derivatives	—	254	485	739	—	241	786	1,027
Netting adjustments	—	(12,167)	(71)	(12,238)	—	(9,952)	(636)	(10,588)
Total derivative assets	—	39,795	820	40,615	—	41,500	1,562	43,062
Total assets	$321,651	$1,518,584	$1,450	$1,841,685	$268,265	$1,460,794	$1,562	$1,730,621
Liabilities:
Derivative liabilities:
Interest rate contract derivatives designated as hedging instruments	$—	$799	$—	$799	$—	$2,715	$—	$2,715
Client-related derivatives	—	47,204	98	47,302	—	47,799	676	48,475
Other end-user derivatives	—	17	167	184	—	45	801	846
Netting adjustments	—	(29,974)	(82)	(30,056)	—	(24,633)	(636)	(25,269)
Total derivative liabilities	$—	$18,046	$183	$18,229	$—	$25,926	$841	$26,767

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2014 and December 31, 2015.

There have been no other changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2014 to December 31, 2015.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
(Amounts in thousands)

	December 31, 2015			December 31, 2014
	Available- for-Sale Securities	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of year	$—	$2,198	$(1,477)	$789	$(201)
Total gains (losses):
Included in earnings (2)	—	(306)	226	298	817
Purchases, issuances, sales and settlements:
Issuances	—	1,198	—	620	—
Settlements	(341)	(2,261)	687	(1,484)	(879)
Transfers into Level 3 (out of Level 2) (3)	971	1,456	(160)	2,717	(1,411)
Transfers out of Level 3 (into Level 2) (3)	—	(1,394)	459	(742)	197
Balance at end of year	$630	$891	$(265)	$2,198	$(1,477)
Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of year	$(341)	$445	$240	$392	$141

(1)	Fair value is presented prior to giving effect to netting adjustments.

(2)	Amounts disclosed in this line are included in the consolidated statements of income as capital markets products income for derivatives and mortgage banking income for interest rate lock commitments.

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
(Amounts in thousands)

	December 31,
	2015	2014
Aggregate fair value	$35,704	$42,215
Difference (1)	301	(16)
Aggregate unpaid principal balance	$36,005	$42,199

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of December 31, 2015 and 2014, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the year ended December 31, 2015 were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the years ended December 31, 2015 and 2014 and still held at December 31, 2015 and 2014, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Net (Gains) Losses
	December 31,		For the Year Ended
	2015	2014	2015	2014
Collateral-dependent impaired loans (1)	$21,082	$34,192	$(491)	$5,440
Covered assets - OREO (2) (3)	—	143	—	5
OREO (2)	3,202	8,657	961	5,817
Total	$24,284	$42,992	$470	$11,262

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

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2014 to December 31, 2015.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets (Liabilities) at December 31, 2015		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Investment securities	$630		Bond pricing	Equivalent rating	Ba1-Aa3	N/A
Watch list derivatives	$329		Discounted cash flow	Loss factors	10.3% to 25.7%	14.4%
RPAs	$(21)	(1)	Discounted cash flow	Loss factors	0.2% to 25.7%	5.7%
Interest rate lock commitments	$(427)		Discounted cash flow	Pull-through rate	79.6% to 100.0%	81.7%
Collateral-dependent impaired loans	$21,082		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-0.2% to -27.8%	-9.1%	(2)
OREO	$3,202		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-1.0% to -18.8%	-6.9%	(2)

(1)	Represents fair value of underlying swap.

(2)	Weighted average is calculated based on assets with a property specific adjustment.

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

Other loans held-for-sale - Included in loans held-for-sale at December 31, 2015 and 2014 are $73.1 million and $36.6 million, respectively, of loans carried at the lower of aggregate cost or fair value. Also included in loans held-for-sale at December 31, 2014 are $36.3 million of loans held-for-sale in connection with the then pending sale of the Company’s banking office located in Norcross, Georgia, which closed in January 2015. Fair value estimates are based on the actual agreed upon price in the agreement.

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

Covered assets – Covered assets include acquired loans and foreclosed loan collateral covered under a loss share agreement with the FDIC (including the fair value of expected reimbursements from the FDIC). The fair value of covered assets is calculated by discounting contractual cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the asset. The estimate of maturity is based on contractual terms and includes assumptions that reflect our and the industry’s historical experience with repayments for each asset classification. The estimate is modified, as required, by the effect of current economic and lending conditions, collateral, and other factors.

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

Deposits held-for-sale – Deposits held-for-sale are recorded at the lower of cost or fair value. Amounts held at December 31, 2014 are deposits held-for-sale in connection with the sale of the Company’s banking office located in Norcross, Georgia, which closed in January 2015. Fair value estimates are based upon the price and premium per the agreement.

Short-term borrowings – The fair value of FHLB advances with remaining maturities of one year or less is estimated by discounting the obligations using the rates currently offered for borrowings of similar remaining maturities. The fair value of the repurchase obligation is considered to be equal to the carrying value because of its short-term nature. The fair value of secured borrowings is equal to the value of the loans they are collateralizing. See “Loans” above for further information. The carrying amount of the obligation for cash collateral held is considered to be its fair value because of its short-term nature.

Long-term debt – The fair value of the Company’s fixed-rate long-term debt was estimated using the unadjusted publicly-available market price as of period end.

FHLB advances with remaining maturities greater than one year and the Company’s variable-rate junior subordinated debentures are estimated by discounting future cash flows. For the FHLB advances with remaining maturities greater than one year, the Company discounts cash flows using quoted interest rates for similar financial instruments. For the Company’s variable-rate junior subordinated debentures, we interpolate a discount rate we believe is appropriate based on quoted interest rates and entity specific adjustments.

Commitments – Given the limited interest rate risk posed by the commitments outstanding at period end due to their variable rate structure, termination clauses provided in the agreements, and the market rate of fees charged, we have deemed the fair value of commitments outstanding to be immaterial.

Financial Instruments
(Amounts in thousands)

	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
As of December 31, 2015
Financial Assets:
Cash and due from banks	$145,147	$145,147	$145,147	$—	$—
Federal funds sold and interest-bearing deposits in banks	238,511	238,511	—	238,511	—
Loans held-for-sale	108,798	108,798	—	108,798	—
Securities available-for-sale	1,765,366	1,765,366	321,651	1,443,085	630
Securities held-to-maturity	1,355,283	1,351,241	—	1,351,241	—
FHLB stock	26,613	26,613	—	26,613	—
Loans, net of allowance for loan losses and unearned fees	13,105,739	12,929,340	—	—	12,929,340
Covered assets, net of allowance for covered loan losses	21,242	26,758	—	—	26,758
Accrued interest receivable	45,482	45,482	—	—	45,482
Investment in BOLI	56,653	56,653	—	—	56,653
Derivative assets	40,615	40,615	—	39,795	820
Community reinvestment investments	15,602	15,812	—	15,812	—
Financial Liabilities:
Deposits	$14,345,592	$14,348,272	$—	$12,155,516	$2,192,756
Short-term borrowings	372,467	372,451	—	370,244	2,207
Long-term debt	694,788	669,210	207,750	398,146	63,314
Accrued interest payable	7,080	7,080	—	—	7,080
Derivative liabilities	18,229	18,229	—	18,046	183

Financial Instruments (Continued)
(Amounts in thousands)

	As of December 31, 2014
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
As of December 31, 2014
Financial Assets:
Cash and due from banks	$132,211	$132,211	$132,211	$—	$—
Federal funds sold and interest-bearing deposits in banks	292,341	292,341	—	292,341	—
Loans held-for-sale	115,161	115,161	—	115,161	—
Securities available-for-sale	1,645,344	1,645,344	268,265	1,377,079	—
Securities held-to-maturity	1,129,285	1,132,615	—	1,132,615	—
FHLB stock	28,666	28,666	—	28,666	—
Loans, net of allowance for loan losses and unearned fees	11,739,721	11,736,461	—	—	11,736,461
Covered assets, net of allowance for covered loan losses	28,941	33,988	—	—	33,988
Accrued interest receivable	40,531	40,531	—	—	40,531
Investment in BOLI	55,207	55,207	—	—	55,207
Derivative assets	43,062	43,062	—	41,500	1,562
Community reinvestment investments	4,854	6,060	—	6,060	—
Financial Liabilities:
Deposits	$13,089,968	$13,095,657	$—	$10,595,040	$2,500,617
Deposits held-for-sale	122,216	117,572	—	117,572	—
Short-term borrowings	432,385	430,944	—	427,150	3,794
Long-term debt	344,788	332,374	204,320	54,092	73,962
Accrued interest payable	6,948	6,948	—	—	6,948
Derivatives liabilities	26,767	26,767	—	25,926	841

21. OPERATING SEGMENTS

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

Operating Segments Performance
(Amounts in thousands)

Year Ended December 31,	Banking	Asset Management	Holding Company and Other Adjustments (1)	Consolidated
2015
Net interest income (loss)	$532,497	$4,315	$(22,397)	$514,415
Provision for loan and covered loan losses	14,790	—	—	14,790
Non-interest income	111,961	17,989	62	130,012
Non-interest expense	304,991	17,030	11,216	333,237
Income (loss) before income taxes	324,677	5,274	(33,551)	296,400
Income tax provision (benefit)	121,784	2,041	(12,736)	111,089
Net income (loss)	$202,893	$3,233	$(20,815)	$185,311
Assets	$15,321,374	$—	$1,938,047	$17,259,421
Total loans	13,266,475	—	—	13,266,475
Deposits, excluding deposits held-for-sale	14,407,127	—	(61,535)	14,345,592
2014
Net interest income (loss)	$481,084	$3,363	$(29,710)	$454,737
Provision for loan and covered loan losses	12,044	—	—	12,044
Non-interest income	100,259	17,271	60	117,590
Non-interest expense	284,726	16,554	10,796	312,076
Income (loss) before income taxes	284,573	4,080	(40,446)	248,207
Income tax provision (benefit)	109,088	1,606	(15,566)	95,128
Net income (loss)	$175,485	$2,474	$(24,880)	$153,079
Assets	$13,882,805	$—	$1,720,577	$15,603,382
Total loans	11,892,219	—	—	11,892,219
Deposits	13,150,600	—	(60,632)	13,089,968
2013
Net interest income (loss)	$446,556	$3,326	$(28,819)	$421,063
Provision for loan and covered loan losses	31,796	—	—	31,796
Non-interest income	95,344	18,387	259	113,990
Non-interest expense	271,911	17,832	13,571	303,314
Income (loss) before income taxes	238,193	3,881	(42,131)	199,943
Income tax provision (benefit)	91,402	1,532	(15,940)	76,994
Net income (loss)	$146,791	$2,349	$(26,191)	$122,949
Assets	$12,465,063	$—	$1,620,683	$14,085,746
Total loans	10,644,021	—	—	10,644,021
Deposits	12,069,583	—	(55,942)	12,013,641

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

22. VARIABLE INTEREST ENTITIES

At December 31, 2015 and 2014, the Company did not have any variable interest entity (“VIE”) consolidated in its financial statements. The table below presents our interests in VIEs that are not consolidated in our financial statements.

Nonconsolidated VIEs
(Amounts in thousands)

	December 31, 2015		December 31, 2014
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances	$169,788	$—	$169,788	$—
Community reinvestment investments and loans (1)	40,541	43,712	14,360	16,054
Restructured loans to commercial clients (1):
Outstanding loan balance	47,178	56,854	49,376	57,782
Related derivative asset	81	81	6,533	6,533
Total	$257,588	$100,647	$240,057	$80,369

(1)	Excludes personal loans and loans to non-for-profit entities.

Trust preferred capital securities issuances – As discussed in Note 11, we sponsor and wholly own 100% of the common equity of four trusts that were formed for the purpose of issuing trust preferred securities to third-party investors and investing the proceeds from the sale of the trust preferred securities solely in debentures issued by the Company. The trusts’ only assets are the principal balance of the Debentures and the related interest receivable, which are included within long-term debt in our consolidated statements of financial condition. The Company is not the primary beneficiary of the trusts and accordingly, the trusts are not consolidated in our financial statements.

Community reinvestment investments and loans – We hold certain investments and loans that make investments to further our community reinvestment initiatives. Investments are included within other assets and loans are included within loans in our consolidated statements of financial condition. Certain of these investments and loans meet the definition of a VIE, but the Company is not the primary beneficiary as we are a limited investor and do not have the power to direct their investment activities. Accordingly, we will continue to account for our interests in these investments and loans on an unconsolidated basis. Our maximum exposure to loss is limited to the carrying amount plus additional required future capital contributions.

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

The carrying value of the Company’s tax credit investments in affordable housing projects totaled $27.0 million and $10.0 million as of December 31, 2015 and 2014, respectively. The Company recognizes tax credits related to these investments, which totaled $649,000 and $438,000 for the years ended December 31, 2015 and 2014, respectively. The Company also recognizes tax benefits from the operating losses generated by these investments, which totaled $245,000 and $197,000 for the years ended December 31, 2015 and 2014, respectively. The amortization of the principal investment balances for the years ended December 31, 2015 and 2014 totaled $653,000 and $506,000, respectively. Commitments to provide future capital contributions totaling $23.5 million as of December 31, 2015, are expected to be paid through 2030. These investments are reviewed periodically for impairment. No impairment losses have been recorded for the years ended December 31, 2015 and 2014.

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

Statements of Financial Condition
(Parent Company only)
(Amounts in thousands)

	December 31,
	2015	2014
Assets
Cash and interest-bearing deposits	$61,535	$60,632
Investment in and advances to subsidiaries	1,915,546	1,694,699
Other assets	22,501	25,879
Total assets	$1,999,582	$1,781,210
Liabilities and Equity
Long-term debt	$294,788	$294,788
Accrued expenses and other liabilities	5,843	4,743
Equity	1,698,951	1,481,679
Total liabilities and equity	$1,999,582	$1,781,210

Statements of Income
(Parent Company only)
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Income
Dividends from subsidiaries	$—	$100,000	$—
Interest income	3	3	3
Securities transactions and other income	249	60	259
Total income	252	100,063	262
Expenses
Interest expense	18,082	26,348	25,493
Salaries and employee benefits	5,372	5,672	8,235
Other expenses	6,026	5,123	5,336
Total expenses	29,480	37,143	39,064
(Loss) income before income taxes and equity in undistributed income of subsidiaries	(29,228)	62,920	(38,802)
Income tax benefit	11,065	14,242	14,627
(Loss) income before undistributed income of subsidiaries	(18,163)	77,162	(24,175)
Equity in undistributed income of subsidiaries	203,474	75,917	147,124
Net income available to common stockholders	$185,311	$153,079	$122,949

Statements of Cash Flows
(Parent Company only)
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$185,311	$153,079	$122,949
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income from subsidiaries	(203,474)	(75,917)	(147,124)
Share-based compensation expense	1,744	2,072	4,366
Depreciation of premises, furniture and equipment	43	43	139
Excess tax benefit from exercise of stock options and vesting of restricted shares	(1,388)	(1,147)	(425)
Net decrease in other assets	4,023	3,484	1,011
Net increase (decrease) in other liabilities	1,066	(209)	(714)
Net cash (used in) provided by operating activities	(12,675)	81,405	(19,798)
Investing Activities	—	—	—
Financing Activities
Repayment of long-term debt	—	(75,005)	—
Stock repurchased in connection with benefit plans	(5,982)	(5,330)	(2,522)
Cash dividends paid	(3,151)	(3,125)	(3,119)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	21,323	5,598	2,976
Excess tax benefit from exercise of stock options and vesting of restricted shares	1,388	1,147	425
Net cash provided by (used in) financing activities	13,578	(76,715)	(2,240)
Net increase (decrease) in cash and cash equivalents	903	4,690	(22,038)
Cash and cash equivalents at beginning of year	60,632	55,942	77,980
Cash and cash equivalents at end of year	$61,535	$60,632	$55,942

24. QUARTERLY EARNINGS PERFORMANCE (UNAUDITED)

Quarterly Earnings Performance (1)
(Dollars in thousands, except per share data)

	2015				2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$154,243	$148,119	$141,477	$138,373	$135,978	$134,300	$128,951	$125,158
Interest expense	17,652	16,910	16,855	16,380	19,102	17,542	16,600	16,406
Net interest income	136,591	131,209	124,622	121,993	116,876	116,758	112,351	108,752
Provision for loan and covered loan losses	2,831	4,197	2,116	5,646	4,120	3,890	327	3,707
Fee revenue	32,619	30,529	33,060	32,982	30,426	30,666	30,063	25,905
Net securities gains (losses)	29	260	(1)	534	—	3	196	331
Non-interest expense	83,020	85,175	81,897	83,145	83,025	77,836	75,465	75,750
Income before income taxes	83,388	72,626	73,668	66,718	60,157	65,701	66,818	55,531
Income tax provision	31,251	27,358	27,246	25,234	22,934	25,174	25,994	21,026
Net income	$52,137	$45,268	$46,422	$41,484	$37,223	$40,527	$40,824	$34,505

Basic earnings per share	$0.66	$0.58	$0.59	$0.53	$0.48	$0.52	$0.52	$0.44
Diluted earnings per share	$0.65	$0.57	$0.58	$0.52	$0.47	$0.51	$0.52	$0.44
Return on average common equity	12.29%	11.05%	11.85%	11.05%	10.03%	11.27%	11.88%	10.48%
Return on average assets	1.21%	1.09%	1.15%	1.07%	0.95%	1.09%	1.14%	1.00%
Net interest margin – tax-equivalent	3.25%	3.23%	3.17%	3.21%	3.07%	3.23%	3.21%	3.23%

(1)	All ratios are presented on an annualized basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 was effective based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. That report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2015, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PrivateBancorp, Inc.

We have audited PrivateBancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2015 and December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015, of the Company and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

February 25, 2016
Chicago, Illinois

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information regarding our executive officers is included under “Executive Officers” in Item 1 of this Form 10-K and the information included therein is incorporated herein by reference.

Information regarding our directors will be included in our Proxy Statement to be filed with the SEC in April 2016 (no later than 120 days after December 31, 2015) for our 2016 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors” and the information to be included therein is incorporated herein by reference.

Information regarding our directors’ and executive officers’ compliance with Section 16(a) of the Exchange Act will be included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and the information to be included therein is incorporated herein by reference.

Information regarding the Corporate Governance Committee of our Board of Directors and the procedures by which our stockholders may recommend nominees to our Board of Directors, and information regarding the Audit Committee of our Board of Directors and its “audit committee financial experts,” will be included in the Proxy Statement under the heading “Corporate Governance” and the information to be included therein is incorporated herein by reference.

We have adopted a Code of Ethics as required by the NASDAQ listing standards and the rules of the SEC. The Code of Ethics applies to all of our directors, officers, including our Chief Executive Officer, Chief Financial Officer, and Controller and employees. The Code of Ethics is publicly available on our website at http://investor.theprivatebank.com or at www.theprivatebank.com. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to any of our directors or executive officers, we will disclose the date and nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable NASDAQ and SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers and directors will be included in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation.” The information to be included therein is incorporated herein by reference.

The information required by this item regarding Compensation Committee Interlocks and Insider Participation is included under the heading “Executive Compensation – Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, and the Compensation Committee Report will be included in the Proxy Statement under the heading “Compensation Committee Report.” The information to be included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management will be included in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and the information to be included therein is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2015, relating to our equity compensation plans pursuant to which equity awards are authorized for issuance. Refer to Note 15 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K for additional information regarding our equity compensation plans.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (2)	2,764,112	$21.12	2,738,230
Not approved by security holders (3)	1,224,012	29.36	—
Total	3,988,124	$24.28	2,738,230

(1)	Weighted-average exercise price is based solely on securities with an exercise price.

(2)
Includes all outstanding stock options under the Amended and Restated 2011 Incentive Compensation Plan (“2011 ICP”), the 2007 Long-Term Incentive Compensation Plan (“2007 LTICP”) and the Incentive Compensation Plan, all outstanding restricted stock units and performance share units under the 2011 ICP and 2007 LTICP, and shares underlying deferred stock units credited under the Deferred Compensation Plan, payable on a one-for-one basis in shares of our common stock.

(3)
Represents all remaining outstanding stock options under the Strategic Long Term Incentive Plan (“SLTIC Plan”). At December 31, 2015, the weighted-average remaining contractual term was 2.0 years. In 2007, our Board of Directors adopted the SLTIC Plan which provided for the granting of inducement equity awards to newly recruited officers and employees recruited to join the Company as part of our transformational business plan at that time. The SLTIC Plan was not submitted to stockholders for their approval, and since December 31, 2009, no further awards can be issued under this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

Information regarding certain relationships and related party transactions and policies and procedures for the review and approval or ratification of such transactions will be included in our Proxy Statement under the heading “Transactions with Related Persons” and the information to be included therein is incorporated herein by reference. Information regarding our directors and their independence will be included in the Proxy Statement under the heading “Corporate Governance” and the information to be included therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees we paid our independent accountants, Ernst & Young LLP, during 2015 and 2014 and the Audit Committee’s policies and procedures regarding the pre-approval of audit and permissible non-audit services will be included in the Proxy Statement under the headings “Principal Accounting Firm Fees” and “Pre-Approval Procedures” and the information to be included therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2015 and 2014.

Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013.

Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014, and 2013.

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013.

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
PRIVATEBANCORP, INC.
Registrant

By:	/s/ Larry D. Richman
Larry D. Richman
President and Chief Executive Officer

Date:	February 25, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2016.

Signatures	Title

/s/ Larry D. Richman	President, Chief Executive Officer and Director
Larry D. Richman

/s/ Kevin M. Killips	Chief Financial Officer and Principal Financial Officer
Kevin M. Killips

/s/ Paul E. Carey	Controller, Chief Accounting Officer and Principal Accounting Officer
Paul E. Carey

/s/ James M. Guyette	Chairman and Director
James M. Guyette

/s/ Diane M. Aigotti	Director
Diane M. Aigotti

/s/ Norman R. Bobins	Director
Norman R. Bobins

/s/ Michelle L. Collins	Director
Michelle L. Collins

Signatures	Title

/s/ Ralph B. Mandell	Director
Ralph B. Mandell

/s/ Cheryl Mayberry McKissack	Director
Cheryl Mayberry McKissack

/s/ James B. Nicholson	Director
James B. Nicholson

/s/ Richard S. Price	Director
Richard S. Price

/s/ Edward W. Rabin, Jr.	Director
Edward W. Rabin, Jr.

/s/ William R. Rybak	Director
William R. Rybak

/s/ Alejandro Silva	Director
Alejandro Silva

EXHIBIT INDEX

Exhibit Number	Description of Documents
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

10.12	PrivateBancorp, Inc. 2009 Deferred Compensation Plan is incorporated herein by reference to Exhibit 99.1 to the Form S-8 Registration Statement (File No. 333-174840) filed on June 10, 2011.

10.13
Form of Amendment Agreement to Stock Option Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan by and between PrivateBancorp, Inc. and each of Bruce Lubin and Kevin Killips, effective December 29, 2011 is incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K (File No. 001-34066) filed on February 28, 2012.

10.14
PrivateBancorp, Inc. 2011 Amended and Restated Incentive Compensation Plan is incorporated herein by reference to Appendix A to the Proxy Statement for its 2014 Annual Meeting of Stockholders (File No. 001-34066) filed on April 11, 2014.

10.15
Form of Stock Option Agreement pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 9, 2011.

10.16
Form of Executive Officer Stock Option Award Agreement for option awards made beginning in 2013 pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2013.

10.17
Form of Executive Officer Stock Option Award Agreement for option awards made beginning February 2015 pursuant to the PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2015.

10.18
Form of Performance Share Unit Award Agreement pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2013.

10.19
Form of Performance Stock Unit Award Agreement for Executive Officers pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan, for PSU awards beginning in 2014 is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 6, 2014.

10.20
Form of Performance Share Unit Award Agreement for Executive Officers’ awards beginning March 2015 pursuant to the PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2015.

10.21
Form of Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 9, 2011.

10.22
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

10.24
Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer’s long-term incentive award beginning in 2013 made pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2013.

10.25
Form of Restricted Stock Unit Award Agreement for Executive Officers other than the CEO, pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan, for awards beginning February 2014 is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 6, 2014.

10.26
Form of Restricted Stock Unit Award Agreement for all Executive Officers’ annual incentive deferral awards beginning February 2015 made pursuant to the PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2015.

10.27
Form of Restricted Stock Unit Award Agreement for Executive Officers’ (other than the CEO) long-term incentive awards beginning February 2015 made pursuant to the PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2015.

10.28
Form of Restricted Stock Unit Award Agreement for the Chief Executive Officer’s long-term incentive award beginning February 2015 made pursuant to the PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2015.

10.29
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

10.39
Summary of Compensation Arrangement with Norman R. Bobins, adopted July 2011, effective as of January 1, 2011 is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on November 8, 2011.

10.40
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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

(a)	Filed herewith.

(b)
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Exhibits 10.1 through 10.40 are management contracts or compensatory plans or arrangements.