Form 10-Q
period 2016-03-31
PRIVATEBANCORP, INC
filed 2016-05-05
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 4, 2016, there were 79,385,364 shares of the issuer’s voting common stock, no par value, outstanding.

PRIVATEBANCORP, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except shares and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$133,001	$145,147
Federal funds sold and interest-bearing deposits in banks	337,465	238,511
Loans held-for-sale	64,029	108,798
Securities available-for-sale, at fair value (pledged as collateral to creditors: $104.7 million - 2016; $100.2 million - 2015)	1,831,848	1,765,366
Securities held-to-maturity, at amortized cost (fair value: $1.5 billion - 2016; $1.4 billion - 2015)	1,456,760	1,355,283
Federal Home Loan Bank ("FHLB") stock	38,113	26,613
Loans – excluding covered assets, net of unearned fees	13,457,665	13,266,475
Allowance for loan losses	(165,356)	(160,736)
Loans, net of allowance for loan losses and unearned fees	13,292,309	13,105,739
Covered assets	25,769	26,954
Allowance for covered loan losses	(5,526)	(5,712)
Covered assets, net of allowance for covered loan losses	20,243	21,242
Other real estate owned, excluding covered assets	14,806	7,273
Premises, furniture, and equipment, net	41,717	42,405
Accrued interest receivable	47,349	45,482
Investment in bank owned life insurance	57,011	56,653
Goodwill	94,041	94,041
Other intangible assets	2,890	3,430
Derivative assets	66,406	40,615
Other assets (1)	169,384	196,250
Total assets (1)	$17,667,372	$17,252,848
Liabilities
Deposits:
Noninterest-bearing	$4,338,177	$4,355,700
Interest-bearing	10,126,692	9,989,892
Total deposits	14,464,869	14,345,592
Short-term borrowings	602,365	372,467
Long-term debt (1)	688,238	688,215
Accrued interest payable	6,630	7,080
Derivative liabilities	22,498	18,229
Other liabilities	114,781	122,314
Total liabilities (1)	15,899,381	15,553,897
Equity
Common stock (no par value, $1 stated value; authorized shares: 174 million; issued shares: 79,442,549 - 2016 and 79,099,157 - 2015)	78,894	78,439
Treasury stock, at cost (120,239 - 2016 and 2,574 - 2015)	(4,389)	(103)
Additional paid-in capital	1,078,470	1,071,674
Retained earnings	580,418	531,682
Accumulated other comprehensive income, net of tax	34,598	17,259
Total equity	1,767,991	1,698,951
Total liabilities and equity (1)	$17,667,372	$17,252,848
See accompanying notes to consolidated financial statements.

(1)	Prior period amounts have been updated to reflect the first quarter 2016 adoption of Accounting Standard Update ("ASU") 2015-03 and ASU 2015-15 related to debt issuance costs.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest Income
Loans, including fees	$140,067	$122,702
Federal funds sold and interest-bearing deposits in banks	340	261
Securities:
Taxable	15,210	13,556
Exempt from Federal income taxes	2,333	1,806
Other interest income	150	48
Total interest income	158,100	138,373
Interest Expense
Deposits	13,141	11,255
Short-term borrowings	230	197
Long-term debt	5,211	4,928
Total interest expense	18,582	16,380
Net interest income	139,518	121,993
Provision for loan and covered loan losses	6,402	5,646
Net interest income after provision for loan and covered loan losses	133,116	116,347
Non-interest Income
Asset management	4,725	4,363
Mortgage banking	2,969	3,775
Capital markets products	5,199	4,172
Treasury management	8,174	7,327
Loan, letter of credit and commitment fees	5,200	5,106
Syndication fees	5,434	2,622
Deposit service charges and fees and other income	1,370	5,617
Net securities gains	531	534
Total non-interest income	33,602	33,516
Non-interest Expense
Salaries and employee benefits	58,339	52,361
Net occupancy and equipment expense	7,215	6,934
Technology and related costs	5,293	4,351
Marketing	4,404	3,578
Professional services	2,994	2,310
Outsourced servicing costs	1,840	1,680
Net foreclosed property expenses	566	1,328
Postage, telephone, and delivery	840	862
Insurance	3,820	3,211
Loan and collection expense	1,532	2,268
Other expenses	3,650	4,262
Total non-interest expense	90,493	83,145
Income before income taxes	76,225	66,718
Income tax provision	26,673	25,234
Net income available to common stockholders	$49,552	$41,484
Per Common Share Data
Basic earnings per share	$0.63	$0.53
Diluted earnings per share	$0.62	$0.52
Cash dividends declared	$0.01	$0.01
Weighted-average common shares outstanding	78,550	77,407
Weighted-average diluted common shares outstanding	79,856	78,512
See accompanying notes to consolidated financial statements.
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$49,552	$41,484
Other comprehensive income:
Available-for-sale securities:
Net unrealized gains	18,930	8,590
Reclassification of net gains included in net income	(531)	(534)
Income tax expense	(7,079)	(3,148)
Net unrealized gains on available-for-sale securities	11,320	4,908
Cash flow hedges:
Net unrealized gains	12,008	8,630
Reclassification of net gains included in net income	(2,190)	(2,538)
Income tax expense	(3,799)	(2,370)
Net unrealized gains on cash flow hedges	6,019	3,722
Other comprehensive income	17,339	8,630
Comprehensive income	$66,891	$50,114
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Out- standing	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at January 1, 2015	78,178	$77,211	$(53)	$1,034,048	$349,556	$20,917	$1,481,679
Comprehensive income (1)	—	—	—	—	41,484	8,630	50,114
Cash dividends declared ($0.01 per common share)	—	—	—	—	(793)	—	(793)
Common stock issued for:
Nonvested (restricted) stock grants	248	—	—	—	—	—	—
Exercise of stock options	235	227	316	5,015	—	—	5,558
Restricted stock activity	—	530	—	(530)	—	—	—
Deferred compensation plan	1	—	22	124	—	—	146
Excess tax benefit from share-based compensation plans	—	—	—	3,427	—	—	3,427
Stock repurchased in connection with benefit plans	(168)	—	(5,845)	—	—	—	(5,845)
Share-based compensation expense	—	—	—	5,143	—	—	5,143
Balance at March 31, 2015	78,494	$77,968	$(5,560)	$1,047,227	$390,247	$29,547	$1,539,429
Balance at January 1, 2016	79,097	$78,439	$(103)	$1,071,674	$531,682	$17,259	$1,698,951
Comprehensive income (1)	—	—	—	—	49,552	17,339	66,891
Cash dividends declared ($0.01 per common share)	—	—	—	—	(816)	—	(816)
Common stock issued for:
Nonvested (restricted) stock grants	263	—	—	—	—	—	—
Exercise of stock options	53	44	311	625	—	—	980
Restricted stock activity	32	408	—	(408)	—	—	—
Deferred compensation plan	5	3	66	222	—	—	291
Stock repurchased in connection with benefit plans	(128)	—	(4,663)	—	—	—	(4,663)
Share-based compensation expense	—	—	—	6,357	—	—	6,357
Balance at March 31, 2016	79,322	$78,894	$(4,389)	$1,078,470	$580,418	$34,598	$1,767,991

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$49,552	$41,484
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	6,402	5,646
Provision for unfunded commitments	595	376
Depreciation of premises, furniture, and equipment	2,348	2,163
Net amortization of premium on securities	5,099	4,044
Net securities gains	(531)	(534)
Valuation adjustments on other real estate owned	588	935
Net losses on sale of other real estate owned	24	227
Net amortization of discount on covered assets	(51)	141
Bank owned life insurance income	(358)	(354)
Net increase (decrease) in deferred loan fees and unamortized discounts and premiums on loans	3,415	1,025
Share-based compensation expense	6,357	5,143
Excess tax benefit from exercise of stock options and vesting of restricted shares	(2,081)	(3,772)
Provision for deferred income tax expense	1,300	3,694
Amortization of other intangibles	540	655
Originations and purchases of loans held-for-sale	(101,612)	(166,002)
Proceeds from sales of loans held-for-sale	149,001	195,010
Net gains from sales of loans held-for-sale	(2,604)	(3,268)
Gain on sale of branch	—	(4,092)
Net increase in derivative assets and liabilities	(21,522)	(13,345)
Net increase in accrued interest receivable	(1,867)	(671)
Net (decrease) increase in accrued interest payable	(450)	56
Net decrease in other assets	24,490	49,691
Net decrease in other liabilities	(6,031)	(12,285)
Net cash provided by operating activities	112,604	105,967
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	49,584	48,884
Proceeds from sales	26,682	28,931
Purchases	(126,833)	(57,733)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	41,308	34,460
Purchases	(144,869)	(66,457)
Net (purchase) redemption of FHLB stock	(11,500)	110
Net increase in loans	(205,715)	(282,821)
Net decrease in covered assets	1,084	2,475
Proceeds from sale of other real estate owned	1,149	2,781
Net purchases of premises, furniture, and equipment	(1,660)	(1,564)
Net cash used in investing activities	(370,770)	(290,934)
Financing Activities
Net increase in deposit accounts	119,277	889,544
Net (decrease) increase in short-term borrowings, excluding FHLB advances	(102)	1,403
Net increase (decrease) in FHLB advances	230,000	(175,000)
Stock repurchased in connection with benefit plans	(4,663)	(5,845)
Cash dividends paid	(809)	(779)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	1,271	5,704
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	3,772
Net cash provided by financing activities	344,974	718,799
Net increase in cash and cash equivalents	86,808	533,832
Cash and cash equivalents at beginning of year	383,658	424,552
Cash and cash equivalents at end of period	$470,466	$958,384
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$19,032	$16,324
Cash paid for income taxes	3,272	1,863
Non-cash transfers of loans to loans held-for-sale	28,335	50,263
Non-cash transfers of loans to other real estate	9,294	2,152
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements of PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

The accompanying consolidated financial statements include the accounts and results of operations of the Company and its subsidiary, The PrivateBank and Trust Company (the “Bank”), after elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to March 31, 2016, for potential recognition or disclosure.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - On January 1, 2016, we adopted new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for a performance target that affects vesting of a share-based payment award and that could be achieved after the requisite service period. The guidance indicates that such a performance target would not be reflected in the estimation of the award’s grant date fair value. Rather, compensation cost for such an award would be recognized over the requisite service period, if it is probable that the performance target will be achieved. The total amount of compensation cost recognized during and after the requisite service period would reflect the number of awards that are expected to vest and would be adjusted to reflect those awards that ultimately vest. The guidance is applied prospectively to awards that are granted or modified after the effective date. The adoption of this guidance did not impact our consolidated financial position or consolidated results of operations.

Amendments to the Consolidation Analysis - On January 1, 2016, we adopted new accounting guidance issued by the FASB that changes certain aspects of the variable interest and voting interest consolidation models. The amendments modify existing guidance on (1) the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) when fee arrangements represent variable interests in a VIE, and (3) the primary beneficiary determination for VIEs. Additionally, the guidance eliminates the presumption that a general partner controls a limited partnership under the voting interest model and exempts reporting entities from consolidating money market funds that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. The Company elected to apply the guidance through a cumulative effect adjustment as of January 1, 2016. The adoption of this guidance did not impact our consolidated financial position or consolidated results of operations.

Debt Issuance Costs - On January 1, 2016, we adopted new accounting guidance issued by the FASB that clarifies the presentation of debt issuance costs within the balance sheet. This guidance requires that an entity present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability, not as a separate asset. The standard does not affect the current guidance for the recognition and measurement for debt issuance costs. This guidance was applied retrospectively. The adoption of this guidance did not materially impact our consolidated financial position or consolidated results of operations.

Improvements to Employee Share-Based Payment Accounting - In March 2016, the FASB issued guidance that amends certain aspects of share-based payment accounting. The new guidance (1) requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, and eliminates the accounting for additional paid-in-capital (“APIC”) pools; (2) allows the Company to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting; (3) requires the Company to make an accounting policy election to either recognize forfeitures as they occur or estimate the number of awards expected to be forfeited; (4) requires the Company to present excess tax benefits as an operating activity on the statement of cash flows; and (5) clarifies that the Company must classify cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Regarding the accounting policy election related to the accounting for forfeitures, the Company has elected to estimate the number of awards expected to be forfeited, consistent with our past practice of estimating forfeitures. As permitted under the new guidance, the Company has elected to early adopt the guidance for the Company’s financial statements that include periods beginning on January 1, 2016. The Company has applied the guidance related to items (1) and (4) prospectively; the guidance related to item (5) retrospectively; and the guidance related to items (2) and (3) using a modified retrospective transition method with a cumulative-effect adjustment to retained earnings. In the first quarter 2016, the Company recognized a $2.1 million tax benefit in the consolidated statements of income within the income tax provision, representing the prospective application of the accounting change described in (1) above. Adoption of all other changes did not have an impact on our consolidated financial position or consolidated results of operations.

Accounting Pronouncements Pending Adoption

Revenue from Contracts with Customers - In May 2014, August 2015 and March 2016, the FASB issued new revenue recognition guidance that will replace most of the existing revenue recognition guidance in U.S. GAAP. All arrangements involving the transfer of goods or services to customers are within the scope of the guidance, except for certain contracts subject to other U.S. GAAP guidance, including lease contracts and rights and obligations related to financial instruments. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also includes new disclosure requirements related to the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for the Company’s financial statements beginning January 1, 2018. The Company may choose to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations, as well as which transition method to use.

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

Leases - In February 2016, the FASB issued guidance that amends the accounting for leases. Under the new guidance, lessees will need to recognize a right-of-use asset and a lease liability for the vast majority of leases. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. Lessor accounting will remain similar to the current model. Lessors will classify leases as operating, direct financing, or sales-type, consistent with the current model. The new guidance will also require extensive quantitative and qualitative disclosures related to the revenue and expense recognized and expected to be recognized over the lease term, as well as significant judgments made by management. The guidance will be effective for the Company’s financial statements that include periods beginning January 1, 2018, and early adoption is permitted. The new standard must be applied using a modified retrospective transition. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations.

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Available-for-Sale
U.S. Treasury	$347,700	$3,223	$(18)	$350,905	$322,922	$30	$(1,301)	$321,651
U.S. Agencies	46,390	397	—	46,787	46,504	—	(406)	46,098
Collateralized mortgage obligations	90,496	3,099	(10)	93,585	97,260	2,784	(72)	99,972
Residential mortgage-backed securities	856,515	21,822	(272)	878,065	817,006	15,870	(3,021)	829,855
State and municipal securities	449,076	13,569	(139)	462,506	458,402	9,779	(391)	467,790
Total	$1,790,177	$42,110	$(439)	$1,831,848	$1,742,094	$28,463	$(5,191)	$1,765,366
Held-to-Maturity
Collateralized mortgage obligations	$49,013	$—	$(784)	$48,229	$50,708	$—	$(1,729)	$48,979
Residential mortgage-backed securities	1,154,838	14,799	(315)	1,169,322	1,069,746	4,809	(4,983)	1,069,572
Commercial mortgage-backed securities	247,980	4,470	(215)	252,235	229,722	499	(2,158)	228,063
State and municipal securities	254	—	—	254	254	—	—	254
Foreign sovereign debt	500	—	—	500	500	—	—	500
Other securities	4,175	—	(72)	4,103	4,353	—	(480)	3,873
Total	$1,456,760	$19,269	$(1,386)	$1,474,643	$1,355,283	$5,308	$(9,350)	$1,351,241

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank (“FRB”) discount window borrowing availability, derivative transactions, and standby letters of credit with counterparty banks and for other purposes as permitted or required by law totaled $437.9 million and $421.9 million at March 31, 2016 and December 31, 2015, respectively. Of total pledged securities, securities pledged to creditors under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties totaled $104.7 million and $100.2 million at March 31, 2016 and December 31, 2015, respectively.

Excluding securities issued or backed by the U.S. Government, its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at March 31, 2016 or December 31, 2015.

The following table presents the fair values of securities with unrealized losses as of March 31, 2016 and December 31, 2015. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months			12 Months or Longer			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2016
Available-for-Sale
U.S. Treasury	—	$—	$—	1	$25,856	$(18)	$25,856	$(18)
Collateralized mortgage obligations	2	1,249	(4)	1	1,801	(6)	3,050	(10)
Residential mortgage-backed securities	3	70,815	(51)	5	57,848	(221)	128,663	(272)
State and municipal securities	30	17,451	(128)	9	2,715	(11)	20,166	(139)
Total		$89,515	$(183)		$88,220	$(256)	$177,735	$(439)
Held-to-Maturity
Collateralized mortgage obligations	—	$—	$—	4	$48,229	$(784)	$48,229	$(784)
Residential mortgage-backed securities	7	70,469	(48)	9	32,497	(267)	102,966	(315)
Commercial mortgage-backed securities	3	10,447	(119)	8	23,256	(96)	33,703	(215)
Other securities	1	4,103	(72)	—	—	—	4,103	(72)
Total		$85,019	$(239)		$103,982	$(1,147)	$189,001	$(1,386)
As of December 31, 2015
Available-for-Sale
U.S. Treasury	11	$271,006	$(1,081)	1	$25,773	$(220)	$296,779	$(1,301)
U.S. Agencies	3	46,098	(406)	—	—	—	46,098	(406)
Collateralized mortgage obligations	6	7,528	(72)	—	—	—	7,528	(72)
Residential mortgage-backed securities	28	243,862	(1,148)	5	75,533	(1,873)	319,395	(3,021)
State and municipal securities	95	48,974	(353)	12	3,485	(38)	52,459	(391)
Total		$617,468	$(3,060)		$104,791	$(2,131)	$722,259	$(5,191)
Held-to-Maturity
Collateralized mortgage obligations	—	$—	$—	4	$48,979	$(1,729)	$48,979	$(1,729)
Residential mortgage-backed securities	48	512,395	(3,680)	10	57,340	(1,303)	569,735	(4,983)
Commercial mortgage-backed securities	35	128,434	(1,502)	12	37,350	(656)	165,784	(2,158)
Other securities	1	3,873	(480)	—	—	—	3,873	(480)
Total		$644,702	$(5,662)		$143,669	$(3,688)	$788,371	$(9,350)

There were $192.2 million of securities with $1.4 million in an unrealized loss position for greater than 12 months at March 31, 2016. At December 31, 2015, there were $248.5 million of securities with $5.8 million in an unrealized loss position for greater than 12 months. The Company does not consider these unrealized losses to be credit-related. These unrealized losses relate to changes in interest rates and market spreads. We do not intend to sell the securities and we do not believe it is more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

We conduct a quarterly assessment of our investment portfolio to determine whether any securities are other-than-temporarily impaired. During the year ended December 31, 2015, we identified three municipal debt securities from the same issuer totaling $1.1 million, which had credit rating downgrades during the period. We determined that the difference between amortized cost and fair value was other-than-temporary and accordingly, recognized the $466,000 difference as a component of net securities gains in the consolidated statement of income. The securities were sold in January 2016 with no further losses recognized. No other securities were considered other-than-temporary impaired during the first quarter 2016.

The following table presents the remaining contractual maturity of securities as of March 31, 2016, by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	March 31, 2016
	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipal and foreign sovereign debt and other securities:
One year or less	$14,462	$14,582	$132	$132
One year to five years	564,970	572,917	622	622
Five years to ten years	234,094	242,280	4,175	4,103
After ten years	29,640	30,419	—	—
All other securities:
Collateralized mortgage obligations	90,496	93,585	49,013	48,229
Residential mortgage-backed securities	856,515	878,065	1,154,838	1,169,322
Commercial mortgage-backed securities	—	—	247,980	252,235
Total	$1,790,177	$1,831,848	$1,456,760	$1,474,643

The following table presents gains on securities for the three months ended March 31, 2016 and 2015.

Securities Gains
(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Proceeds from sales	$26,682	$28,931
Gross realized gains	$553	$538
Gross realized losses	(22)	(4)
Net realized gains	$531	$534
Income tax provision on net realized gains	$205	$210

Refer to Note 11 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) on other comprehensive income.

All non-marketable Community Reinvestment Act (“CRA”) qualified investments, totaling $53.9 million and $54.2 million at March 31, 2016 and December 31, 2015, respectively, are recorded in other assets on the consolidated statements of financial condition.

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

Loan Portfolio
(Amounts in thousands)

	March 31, 2016	December 31, 2015
Commercial and industrial	$6,812,596	$6,747,389
Commercial - owner-occupied commercial real estate	1,865,242	1,888,238
Total commercial	8,677,838	8,635,627
Commercial real estate	2,705,694	2,629,873
Commercial real estate - multi-family	764,292	722,637
Total commercial real estate	3,469,986	3,352,510
Construction	537,304	522,263
Residential real estate	477,263	461,412
Home equity	126,096	129,317
Personal	169,178	165,346
Total loans	$13,457,665	$13,266,475
Net deferred loan fees and unamortized discount and premium on loans, included as a reduction in total loans	$51,424	$48,009
Overdrawn demand deposits included in total loans	$4,299	$2,654

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Loans Held-For-Sale
(Amounts in thousands)

	March 31, 2016	December 31, 2015
Mortgage loans held-for-sale (1)	$15,568	$35,704
Other loans held-for-sale (2)	48,461	73,094
Total loans held-for-sale	$64,029	$108,798

(1)
Comprised of residential mortgage loan originations intended to be sold in the secondary market. The Company accounts for these loans under the fair value option. Refer to Note 17 for additional information regarding mortgage loans held-for-sale.

(2)
Amounts at March 31, 2016 and December 31, 2015, represent commercial, commercial real estate and construction loans carried at the lower of aggregate cost or fair value, including one nonaccrual loan totaling $583,000 and $667,000 at March 31, 2016 and December 31, 2015, respectively. Generally, the Company intends to sell these loans within 30-60 days from the date the intent to sell was established.

Carrying Value of Loans Pledged
(Amounts in thousands)

	March 31, 2016	December 31, 2015
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$430,934	$440,023
FHLB advances (2)	4,096,673	4,133,942
Total	$4,527,607	$4,573,965

(1)	No borrowings were outstanding at March 31, 2016 and December 31, 2015.

(2)	Refer to Notes 8 and 9 for additional information regarding FHLB advances.

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of March 31, 2016
Commercial	$8,624,851	$11,496	$117	$—	$8,636,464	$41,374	$8,677,838
Commercial real estate	3,459,778	1,508	458	—	3,461,744	8,242	3,469,986
Construction	537,304	—	—	—	537,304	—	537,304
Residential real estate	471,645	1,718	—	—	473,363	3,900	477,263
Home equity	120,136	40	377	—	120,553	5,543	126,096
Personal	169,149	10	8	—	169,167	11	169,178
Total loans	$13,382,863	$14,772	$960	$—	$13,398,595	$59,070	$13,457,665
As of December 31, 2015
Commercial	$8,595,150	$6,641	$1,042	$—	$8,602,833	$32,794	$8,635,627
Commercial real estate	3,343,714	—	295	—	3,344,009	8,501	3,352,510
Construction	522,263	—	—	—	522,263	—	522,263
Residential real estate	455,764	613	273	—	456,650	4,762	461,412
Home equity	121,580	66	—	—	121,646	7,671	129,317
Personal	165,188	132	5	—	165,325	21	165,346
Total loans	$13,203,659	$7,452	$1,615	$—	$13,212,726	$53,749	$13,266,475

Impaired Loans

Impaired loans consist of nonaccrual loans (which include nonaccrual troubled debt restructurings (“TDRs”)) and loans classified as accruing TDRs. A loan is considered impaired when, based on current information and events, either (i) management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement, or (ii) it has been classified as a TDR due to providing a concession to a borrower that is inconsistent with the risk profile.

The following two tables present our recorded investment in impaired loans outstanding by product segment, including our recorded investment in impaired loans, which represents the principal amount outstanding, net of unearned income, deferred loan fees and costs, and any direct principal charge-offs.

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of March 31, 2016
Commercial	$70,925	$43,043	$25,161	$68,204	$4,671
Commercial real estate	9,891	1,855	6,387	8,242	1,062
Residential real estate	4,088	—	3,900	3,900	243
Home equity	7,680	2,597	4,951	7,548	775
Personal	11	—	11	11	—
Total impaired loans	$92,595	$47,495	$40,410	$87,905	$6,751
As of December 31, 2015
Commercial	$49,912	$27,300	$20,020	$47,320	$4,458
Commercial real estate	14,150	2,085	6,416	8,501	1,156
Residential real estate	4,950	—	4,762	4,762	539
Home equity	10,071	2,626	7,065	9,691	1,106
Personal	21	—	21	21	3
Total impaired loans	$79,104	$32,011	$38,284	$70,295	$7,262

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$51,994	$320	$53,048	$184
Commercial real estate	8,495	—	17,897	3
Residential real estate	4,129	—	4,979	—
Home equity	8,429	27	13,332	22
Personal	45	—	356	—
Total	$73,092	$347	$89,612	$209

(1)	Represents amounts while classified as impaired for the periods presented.

Credit Quality Indicators

We attempt to mitigate risk through loan structure, collateral, monitoring, and other credit risk management controls. We have adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are considered “pass” rated credits that we believe exhibit acceptable financial performance, cash flow, and leverage. Credits rated 6 are performing in accordance with contractual terms but are considered “special mention” as they demonstrate potential weakness that, if left unresolved, may result in deterioration in our credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Loans rated 7 may be classified as either accruing (“potential problem”) or nonaccrual (“nonperforming”). Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. Potential problem loans continue to accrue interest but the ultimate collection of these loans in full is a risk due to the same conditions that characterize a 6-rated credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or a declining value of the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that we may sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Nonperforming loans include nonaccrual loans risk-rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, highly questionable and improbable. Special mention, potential problem and nonperforming loans are reviewed, at a minimum, on a quarterly basis, while all other rated credits over a certain dollar threshold, depending on loan type, are reviewed annually or more frequently as the circumstances warrant.

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of March 31, 2016
Commercial	$111,224	1.3	$129,776	1.5	$41,374	0.5	$8,677,838
Commercial real estate	2,600	0.1	119	*	8,242	0.2	3,469,986
Construction	—	—	—	—	—	—	537,304
Residential real estate	6,275	1.3	5,621	1.2	3,900	0.8	477,263
Home equity	555	0.4	789	0.6	5,543	4.4	126,096
Personal	585	0.3	17	*	11	*	169,178
Total	$121,239	0.9	$136,322	1.0	$59,070	0.4	$13,457,665
As of December 31, 2015
Commercial	$85,217	1.0	$124,654	1.4	$32,794	0.4	$8,635,627
Commercial real estate	27,580	0.8	121	*	8,501	0.3	3,352,510
Construction	—	—	—	—	—	—	522,263
Residential real estate	5,988	1.3	5,031	1.1	4,762	1.0	461,412
Home equity	623	0.5	2,451	1.9	7,671	5.9	129,317
Personal	620	0.4	141	0.1	21	*	165,346
Total	$120,028	0.9	$132,398	1.0	$53,749	0.4	$13,266,475

*	Less than 0.1%

Troubled Debt Restructured Loans
Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	March 31, 2016		December 31, 2015
	Accruing	Nonaccrual (1)	Accruing	Nonaccrual (1)
Commercial	$26,830	$20,285	$14,526	$25,034
Commercial real estate	—	7,854	—	7,619
Residential real estate	—	—	—	1,341
Home equity	2,005	4,565	2,020	5,177
Personal	—	1,198	—	—
Total	$28,835	$33,902	$16,546	$39,171

(1)	Included in nonperforming loans.

At March 31, 2016 and December 31, 2015, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $17.6 million and $9.7 million, respectively. The following table presents the type of modification for loans that have been restructured and the post-modification recorded investment during the three months ended March 31, 2016 and 2015.

Additions to Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Extension of Maturity Date (1)		Other Concession (2)		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
Three Months Ended March 31, 2016
Accruing:
Commercial	—	$—	2	$15,227	2	$15,227
Nonaccruing:
Commercial	2	$762	—	$—	2	$762
Commercial real estate	1	77	1	691	2	768
Residential real estate	—	—	1	73	1	73
Home equity	—	—	2	124	2	124
Total accruing and nonaccruing additions	3	$839	6	$16,115	9	$16,954

Three Months Ended March 31, 2015
Accruing:
Commercial	1	$2,394	—	$—	1	$2,394
Nonaccruing:
Commercial	—	$—	1	$666	1	$666
Commercial real estate	2	1,660	1	3,773	3	5,433
Home equity	—	—	2	77	2	77
Total accruing and nonaccruing additions	3	$4,054	4	$4,516	7	$8,570
Change in recorded investment due to principal paydown at time of modification						$94

(1)	Extension of maturity date also includes loans renewed at an existing rate of interest that is considered a below market rate for that particular loan’s risk profile.

(2)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve population. However, our general reserve methodology considers the amount and product type of the TDRs removed as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Our allowance for loan losses included $2.6 million and $3.9 million in specific reserves for nonaccrual TDRs at March 31, 2016, and December 31, 2015, respectively.

During the three months ended March 31, 2016 and the three months ended March 31, 2015, there were no loans that became nonperforming within 12 months of being modified as an accruing TDR. A loan typically becomes nonperforming and placed on nonaccrual status when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than the 90-day past due date.

Other Real Estate Owned (“OREO”)

The following table presents the composition of property acquired as a result of borrower defaults on loans secured by real property.

OREO Composition
(Amounts in thousands)

	March 31, 2016	December 31, 2015
Single-family homes	$1,725	$1,878
Land parcels	1,530	1,760
Multi-family	414	598
Office/industrial	1,799	1,779
Retail	9,338	1,258
Total OREO properties	$14,806	$7,273

The recorded investment in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $1.3 million at March 31, 2016, and $3.0 million at December 31, 2015.

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

Covered Assets
(Amounts in thousands)

	March 31, 2016	December 31, 2015
Residential mortgage loans (1)	$23,739	$24,717
Foreclosed real estate - single family homes	527	530
Estimated loss reimbursement by the FDIC	1,503	1,707
Total covered assets	25,769	26,954
Allowance for covered loan losses	(5,526)	(5,712)
Net covered assets	$20,243	$21,242

(1)	Includes $222,000 and $257,000 of purchased credit-impaired loans as of March 31, 2016 and December 31, 2015, respectively.

The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $718,000 and $775,000 at March 31, 2016 and December 31, 2015, respectively.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 4 for a discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Three Months Ended March 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$117,619	$27,610	$5,441	$4,239	$3,744	$2,083	$160,736
Loans charged-off	(78)	(1,497)	—	(484)	(192)	(150)	(2,401)
Recoveries on loans previously charged-off	187	296	19	19	34	30	585
Net recoveries (charge-offs)	109	(1,201)	19	(465)	(158)	(120)	(1,816)
Provision (release) for loan losses	2,960	3,548	(529)	269	(160)	348	6,436
Balance at end of period	$120,688	$29,957	$4,931	$4,043	$3,426	$2,311	$165,356
Ending balance, loans individually evaluated for impairment (1)	$4,671	$1,062	$—	$243	$775	$—	$6,751
Ending balance, loans collectively evaluated for impairment	$116,017	$28,895	$4,931	$3,800	$2,651	$2,311	$158,605
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$68,204	$8,242	$—	$3,900	$7,548	$11	$87,905
Ending balance, loans collectively evaluated for impairment	8,609,634	3,461,744	537,304	473,363	118,548	169,167	13,369,760
Total recorded investment in loans	$8,677,838	$3,469,986	$537,304	$477,263	$126,096	$169,178	$13,457,665

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Three Months Ended March 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of period	$103,462	$31,838	$4,290	$5,316	$4,924	$2,668	$152,498
Loans charged-off	(2,202)	(887)	—	(37)	(371)	(10)	(3,507)
Recoveries on loans previously charged-off	511	598	19	57	70	873	2,128
Net (charge-offs) recoveries	(1,691)	(289)	19	20	(301)	863	(1,379)
Provision (release) for loan losses	7,102	57	(283)	(113)	(35)	(1,237)	5,491
Balance at end of period	$108,873	$31,606	$4,026	$5,223	$4,588	$2,294	$156,610
Ending balance, loans individually evaluated for impairment (1)	$10,643	$2,201	$—	$430	$2,292	$70	$15,636
Ending balance, loans collectively evaluated for impairment	$98,230	$29,405	$4,026	$4,793	$2,296	$2,224	$140,974
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$59,748	$15,796	$—	$4,763	$12,761	$318	$93,386
Ending balance, loans collectively evaluated for impairment	8,130,882	2,888,258	357,258	371,978	125,973	202,749	12,077,098
Total recorded investment in loans	$8,190,630	$2,904,054	$357,258	$376,741	$138,734	$203,067	$12,170,484

(1)	Refer to Note 4 for additional information regarding impaired loans.

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$11,759	$12,274
Provision for unfunded commitments	595	376
Balance at end of period	$12,354	$12,650
Unfunded commitments, excluding covered assets, at period end	$6,361,917	$6,096,084

(1)
Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit. Unfunded commitments related to covered assets are excluded as they are covered under a loss share agreement with the FDIC.

Refer to Note 16 for additional details of commitments to extend credit, standby letters of credit and commercial letters of credit.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	March 31, 2016	December 31, 2015
Banking	$81,755	$81,755
Asset management	12,286	12,286
Total goodwill	$94,041	$94,041

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. Our annual goodwill impairment test was performed as of October 31, 2015, and it was determined no impairment existed as of that date nor are we aware of any events or circumstances that would indicate goodwill is impaired at March 31, 2016. There were no impairment charges for goodwill recorded in 2015. Our annual goodwill test will be completed during fourth quarter 2016.

We have other intangible assets capitalized on the consolidated statements of financial condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 12 years.

We review other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During the three months ended March 31, 2016, there were no events or circumstances that we believe indicate there may be impairment of other intangible assets, and no impairment charges for other intangible assets were recorded for the three months ended March 31, 2016.

Other Intangible Assets
(Dollars in thousands)

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Core deposit intangibles:
Gross carrying amount	$12,378	$18,093
Accumulated amortization	9,924	15,140
Net carrying amount	$2,454	$2,953
Amortization during the period	$499	$2,270
Weighted average remaining life (in years)	1.3	1.5
Client relationships:
Gross carrying amount	$1,459	$2,002
Accumulated amortization	1,023	1,525
Net carrying amount	$436	$477
Amortization during the period	$41	$185
Weighted average remaining life (in years)	4.8	5.1

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year Ended December 31,
2016 - remaining nine months	$1,621
2017	1,125
2018	98
2019	28
2020	15
2021 and thereafter	3
Total	$2,890

7. DEPOSITS

Summary of Deposits
(Amounts in thousands)

	March 31, 2016	December 31, 2015
Noninterest-bearing demand deposits	$4,338,177	$4,355,700
Interest-bearing demand deposits	1,445,368	1,503,372
Savings deposits	410,891	377,191
Money market accounts	6,132,695	5,919,252
Time deposits (1)	2,137,738	2,190,077
Total deposits	$14,464,869	$14,345,592

(1)	Time deposits with a minimum denomination of $250,000 totaled $1.2 billion and $1.3 billion at March 31, 2016 and December 31, 2015, respectively.

Scheduled Maturities of Time Deposits
(Amounts in thousands)

Total
Year Ended December 31,
2016:
Second quarter	$333,830
Third quarter	465,437
Fourth quarter	291,580
2017	540,119
2018	169,852
2019	92,853
2020	228,566
2021 and thereafter	15,501
Total	$2,137,738

Maturities of Time Deposits of $100,000 or More
(Amounts in thousands)

March 31, 2016
Maturing within 3 months	$282,136
After 3 but within 6 months	429,322
After 6 but within 12 months	434,489
After 12 months	720,659
Total	$1,866,606

8. SHORT-TERM BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	March 31, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$600,000	0.22%	$370,000	0.16%
Other borrowings	—	—%	250	0.20%
Secured borrowings	2,365	4.00%	2,217	4.00%
Total short-term borrowings	$602,365		$372,467
Unused Availability:
Federal funds (1)	$580,500		$630,500
FRB discount window primary credit program (2)	369,811		384,419
FHLB advances (3)	1,237,847		1,481,102
Revolving line of credit	60,000		60,000

(1)	Our total availability of overnight Federal fund (“Fed funds”) borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

(3)
As a member of the FHLB Chicago, the Bank has access to borrowing capacity which is subject to change based on the availability of acceptable collateral to pledge and the level of our investment in FHLB Chicago stock. At March 31, 2016, our borrowing capacity was $2.2 billion, of which $1.2 billion is available, subject to making the required additional investment in FHLB Chicago stock.

Borrowings with maturities of one year or less are classified as short-term.

FHLB Advances - At March 31, 2016, FHLB advances total $1.0 billion, consisting of $600.0 million in short-term borrowings, and $400.0 million classified as long-term debt. Qualifying residential, multi-family and commercial real estate (“CRE”) loans, home equity lines of credit, and residential mortgage-backed securities are pledged as collateral to secure current outstanding balances and additional borrowing availability.

Other Borrowings - Other borrowings represents cash received by counterparty in excess of derivative liability at December 31, 2015.

Secured Borrowings - Secured borrowings represent amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings because they did not qualify for sale accounting treatment. A corresponding amount is recorded within loans on the consolidated statements of financial condition.

Revolving Line of Credit - The Company has a 364-day revolving line of credit (the “Facility”) with a group of commercial banks allowing borrowing of up to $60.0 million, and maturing on September 23, 2016. The interest rate applied to borrowings under the Facility will be elected by the Company at the time an advance is made; interest rate elections include either 30-day or 90-day LIBOR plus 1.75% or Prime minus 0.50% at the time the advance is made. Any amounts outstanding under the Facility upon or before maturity may be converted, at the Company’s option, to an amortizing term loan, with the balance of such loan due September 24, 2018. At March 31, 2016, no amounts have been drawn on the Facility.

9. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

	Rate Type	Current Rate	Maturity	March 31, 2016	December 31, 2015
Parent Company:
Junior Subordinated Debentures (1)
Bloomfield Hills Statutory Trust I	Floating, three-month LIBOR + 2.65%	3.29%	2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Floating, three-month LIBOR + 1.71%	2.34%	2035	51,547	51,547
PrivateBancorp Statutory Trust III	Floating, three-month LIBOR + 1.50%	2.13%	2035	41,238	41,238
PrivateBancorp Statutory Trust IV (2)	Fixed	10.00%	2068	66,586	66,576
Subordinated debt facility (3)(4)	Fixed	7.125%	2042	120,619	120,606
Subtotal				288,238	288,215
Subsidiaries:
FHLB advances	Floating, FHLBC overnight discount note index + 0.065%	0.16%	2017	350,000	350,000
FHLB advances (5)(6)	Fixed	3.58% - 4.68%	2019	50,000	50,000
Total long-term debt				$688,238	$688,215

(1)
Under the final regulatory capital rules issued in July 2013, these instruments are grandfathered for inclusion as a component of Tier 1 capital, although the Tier 1 capital treatment for these instruments could be subject to phase-out due to certain acquisitions.

(2)	Net of deferred financing costs of $2.2 million at both March 31, 2016 and December 31, 2015.

(3)	Net of deferred financing costs of $4.4 million at both March 31, 2016 and December 31, 2015.

(4)	Qualifies as Tier 2 capital for regulatory capital purposes.

(5)	Weighted average interest rate was 3.75% at both March 31, 2016 and December 31, 2015.

(6)
Amounts reported at March 31, 2016 and December 31, 2015 include three long-term advances totaling $45.0 million with a weighted average interest rate of 3.66%. The advances provide for a one-time option, two years from the issuance date, to increase the amount outstanding up to $150.0 million each at the same fixed rate as the original advance. The advances include a prepayment feature and are subject to a prepayment fee.

The $167.6 million in junior subordinated debentures presented in the table above were issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable trust preferred securities. Refer to Note 10 for further information on the nature and terms of these and previously issued debentures.

At March 31, 2016, outstanding long-term FHLB advances were secured by qualifying residential, multi-family, CRE, and home equity lines of credit. From time to time, we may pledge eligible real estate mortgage-backed securities to support additional borrowings.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year Ended December 31,
2017	$350,000
2019	50,000
2021 and thereafter	288,238
Total	$688,238

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED TRUST PREFERRED SECURITIES

As of March 31, 2016, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing mandatorily redeemable trust preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company (“Debentures”). The Debentures held by the trusts, which in aggregate totaled $167.6 million, net of deferred financing costs, at March 31, 2016, are the sole assets of each respective trust. Our obligations under the Debentures and related documents constitute a full and unconditional guarantee by the Company on a subordinated basis of all payments on the Trust Preferred Securities. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all or any series of the Debentures at a redemption price of 100% of the principal amount plus accrued and unpaid interest. The repayment, redemption or repurchase of any of the Debentures would be subject to the terms of the applicable indenture and result in a corresponding repayment, redemption or repurchase of an equivalent amount of the related series of Trust Preferred Securities. Any redemption of the 10% Debentures held by the PrivateBancorp Capital Trust IV also would be subject to the terms of the replacement capital covenant described below.

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

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

		Common Securities Issued	Trust Preferred Securities Issued (1)			Principal Amount of Debentures (1)
	Issuance Date			Coupon Rate (2)	Maturity	March 31, 2016
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	3.29%	June 2034	$8,248
PrivateBancorp Statutory Trust II	June 2005	1,547	50,000	2.34%	Sept. 2035	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	2.13%	Dec. 2035	41,238
PrivateBancorp Capital Trust IV	May 2008	5	68,750	10.00%	June 2068	66,586	(3)
Total		$3,038	$166,750			$167,619

(1)
The Trust Preferred Securities accrue distributions at a rate equal to the interest rate on, and have a redemption date identical to the maturity date of, the corresponding Debentures. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Debentures at maturity or upon earlier redemption.

(2)
Reflects the coupon rate in effect at March 31, 2016. The coupon rate for Bloomfield Hills Statutory Trust I is a variable rate and is based on three-month LIBOR plus 2.65%. The coupon rates for PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for PrivateBancorp Capital Trust IV is fixed. Distributions on all Trust Preferred Securities are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years, in the case of the Debentures held by Trust IV, and five years, in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

(3)	Net of deferred financing costs of $2.2 million at March 31, 2016.

11. EQUITY

Capital Stock

At March 31, 2016 and December 31, 2015, the Company had authority to issue 180 million shares of capital stock, consisting of one million shares of preferred stock, five million shares of non-voting common stock and 174 million shares of voting common stock. At March 31, 2016 and December 31, 2015, no shares of preferred stock or non-voting common stock were issued or outstanding. The Company had 79.4 million shares of voting common stock issued and 79.3 million shares outstanding at March 31, 2016 and 79.1 million shares issued and outstanding at December 31, 2015.

The Company reissues treasury stock, when available, or new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. Treasury shares are reissued at average cost. The Company held 120,239 shares and 2,574 shares in treasury at March 31, 2016 and December 31, 2015, respectively.

Comprehensive Income

Change in Accumulated Other Comprehensive Income (“AOCI”) by Component
(Amounts in thousands)

	Three Months Ended March 31,
	2016			2015
	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total
Balance at beginning of period	$14,048	$3,211	$17,259	$19,448	$1,469	$20,917
Increase in unrealized gains on securities	18,930	—	18,930	8,590	—	8,590
Increase in unrealized gains on cash flow hedges	—	12,008	12,008	—	8,630	8,630
Tax expense on increase in unrealized gains	(7,284)	(4,646)	(11,930)	(3,358)	(3,369)	(6,727)
Other comprehensive income before reclassifications	11,646	7,362	19,008	5,232	5,261	10,493
Reclassification adjustment of net gains included in net income (1)	(531)	(2,190)	(2,721)	(534)	(2,538)	(3,072)
Reclassification adjustment for tax expense on realized net gains (2)	205	847	1,052	210	999	1,209
Amounts reclassified from AOCI	(326)	(1,343)	(1,669)	(324)	(1,539)	(1,863)
Net current period other comprehensive income	11,320	6,019	17,339	4,908	3,722	8,630
Balance at end of period	$25,368	$9,230	$34,598	$24,356	$5,191	$29,547

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

12. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Basic earnings per common share
Net income	$49,552	$41,484
Net income allocated to participating stockholders (1)	(425)	(463)
Net income allocated to common stockholders	$49,127	$41,021
Weighted-average common shares outstanding	78,550	77,407
Basic earnings per common share	$0.63	$0.53
Diluted earnings per common share
Diluted earnings applicable to common stockholders (2)	$49,134	$41,028
Weighted-average diluted common shares outstanding:
Weighted-average common shares outstanding	78,550	77,407
Dilutive effect of stock awards (3)	1,306	1,105
Weighted-average diluted common shares outstanding	79,856	78,512
Diluted earnings per common share	$0.62	$0.52

(1)
Participating stockholders are those that hold certain share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents. Such shares or units are considered participating securities (i.e., certain of the Company’s deferred, restricted stock and performance share units, and nonvested restricted stock awards).

(2)
Net income allocated to common stockholders for basic and diluted earnings per share may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common stockholders and participating securities for the purposes of calculating diluted earnings per share.

(3)
For the three months ended March 31, 2016 and 2015, the weighted-average outstanding non-participating securities of 462,899 and 730,502 shares, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

13. INCOME TAXES

Income Tax Provision Analysis
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Income before income taxes	$76,225	$66,718
Income tax provision:
Current income tax provision	$25,373	$21,540
Deferred income tax provision	1,300	3,694
Total income tax provision	$26,673	$25,234
Effective tax rate	35.0%	37.8%

Deferred Tax Assets

Net deferred tax assets totaled $90.1 million at March 31, 2016 and $102.2 million at December 31, 2015. Net deferred tax assets are included in other assets in the accompanying consolidated statements of financial condition.

At March 31, 2016, we have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded. This conclusion was based in part on our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

At March 31, 2016 and December 31, 2015, we had $491,000 and $126,000, respectively, of unrecognized tax benefits relating to uncertain tax positions that, if recognized, would impact the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not anticipate this change will have a material impact on the results of operations or the financial position of the Company.

14. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce both interest rate risk (relating to mortgage loan commitments and planned sales of loans) and foreign currency risk (relating to certain loans denominated in currencies other than the U.S. dollar). We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the client-related and other end-user derivatives, noted in the table below, were designated as hedging instruments for accounting purposes at March 31, 2016, and December 31, 2015.

Notional Amounts and Fair Value of Derivative Instruments
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	$600,000	$11,933	$675,000	$5,366	$—	$—	$125,000	$799
Derivatives not designated as hedging instruments:
Client-related derivatives:
Interest rate contracts	$3,954,076	$67,366	$3,933,977	$41,734	$3,954,076	$70,519	$3,933,977	$43,001
Foreign exchange contracts	157,883	4,893	155,914	5,008	149,408	4,112	127,664	4,274
Risk participation agreements (1)	88,000	11	84,216	6	78,570	24	111,269	27
Total client-related derivatives		$72,270		$46,748		$74,655		$47,302
Other end-user derivatives:
Foreign exchange contracts	$15,968	$38	$28,058	$220	$18,777	$330	$4,486	$3
Mortgage banking derivatives		248		519		290		181
Warrants		146		—		—		—
Total other end-user derivatives		$432		$739		$620		$184
Total derivatives not designated as hedging instruments		$72,702		$47,487		$75,275		$47,486
Netting adjustments (2)		(18,229)		(12,238)		(52,777)		(30,056)
Total derivatives		$66,406		$40,615		$22,498		$18,229

(1)	The remaining average notional amounts are shown for risk participation agreements.

(2)
Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting agreements. Refer to Note 15 for additional information regarding master netting agreements.

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

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All such requirements were met at March 31, 2016. The fair value of the derivatives with credit contingency features in a net liability position at March 31, 2016 totaled $13.1 million and $12.5 million of collateral was posted for these transactions. If the credit risk contingency features were triggered at March 31, 2016, no additional collateral would be required to be posted to derivative counterparties and $13.1 million in outstanding derivative instruments would be immediately settled.

Derivatives Designated in Hedge Relationships

We use interest rate derivatives to hedge variability in forecasted interest cash flows in our loan portfolio which is comprised primarily of floating-rate loans. These derivatives are designated as cash flow hedges. The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash Flow Hedges – Under our cash flow hedging program, we enter into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loan cash flows to fixed-rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the consolidated statements of income. During the three months ended March 31, 2016, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in AOCI and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of March 31, 2016, the maximum length of time over which forecasted interest cash flows are hedged is four years. As of March 31, 2016, $4.3 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2016.There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

During the three months ended March 31, 2016, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur. Refer to Note 11 for additional information regarding the changes in AOCI related to the interest rate swaps designated as cash flow hedges.

Derivatives Not Designated in Hedge Relationships

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

Risk Participation Agreements
(Dollars in thousands)

	March 31, 2016	December 31, 2015
Fair value of written RPAs	$24	$27
Range of remaining terms to maturity (in years)	Less than 1 to 4	Less than 1 to 5
Range of assigned internal risk ratings	2 to 7	2 to 7
Maximum potential amount of future undiscounted payments	$3,479	$3,937
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	44%	43%

Other End-User Derivatives – We use forward commitments to sell to-be-announced securities and other commitments to sell residential mortgage loans at specified prices to economically hedge the change in fair value of customer interest rate lock commitments and residential mortgage loans held-for-sale. The forward commitments to sell and the interest rate lock commitments are considered derivatives. At March 31, 2016, the par value of our residential mortgage loans held-for-sale totaled $15.5 million, the notional value of our interest rate lock commitments totaled $70.6 million, and the notional value of our forward commitments to sell totaled $90.9 million.

We are also exposed at times to foreign exchange risk as a result of originating loans in which the principal and interest are settled in a currency other than U.S. dollars. As of March 31, 2016, our exposure was to the Euro, Canadian dollar, Danish kroner and British pound on $34.1 million of loans. We manage this risk using forward currency derivatives.

Additionally, in connection with certain negotiated credit facilities, we receive warrants to acquire stock in privately-held client companies and are considered derivatives under current accounting standards. As of March 31, 2016, warrants totaled $146,000.

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Location in Consolidated Statement of Income	Three Months Ended March 31,
		2016	2015
Gain on client-related derivatives:
Interest rate contracts	Capital markets income	$3,531	$2,363
Foreign exchange contracts	Capital markets income	1,660	1,753
RPAs	Capital markets income	8	56
Total client-related derivatives		5,199	4,172
(Loss) gain on end-user derivatives:
Foreign exchange contracts	Other income, service and charges income	(504)	1,050
Mortgage banking derivatives	Mortgage banking income	(513)	(40)
Warrants	Other income, service and charges income	146	—
Total end-user derivatives		(871)	1,010
Total net gain recognized on derivatives not designated in hedging relationship		$4,328	$5,182

15. BALANCE SHEET OFFSETTING

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

Derivative contracts may require us to provide or receive cash or financial instrument collateral. Collateral associated with derivative assets and liabilities subject to enforceable master netting agreements with the same counterparty is posted on a net basis. We have pledged cash or financial collateral in accordance with each counterparty’s collateral posting requirements for all of the Company’s derivative assets and liabilities in a net liability position as of March 31, 2016 and December 31, 2015. Certain collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that we are only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts.

As of March 31, 2016 and December 31, 2015, $34.5 million and $17.8 million of cash collateral pledged, respectively, was netted with the related financial liabilities on the consolidated statements of financial condition. To the extent not netted against fair values under a master netting agreement, the excess collateral received or pledged is included in other short-term borrowings or other investments, respectively. There was no excess cash collateral pledged at March 31, 2016 and December 31, 2015. Any securities pledged to counterparties as financial instrument collateral remain on the consolidated statements of financial condition as long as we do not default.

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

Offsetting of Financial Assets and Liabilities
(Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of March 31, 2016
Financial assets:
Derivatives (1):
Interest rate contracts	$79,299	$(15,644)	$63,655	$—	$—	$63,655
Foreign exchange contracts	3,488	(2,579)	909	(74)	—	835
RPAs	11	—	11	—	—	11
Mortgage banking derivatives	6	(6)	—	—	—	—
Total derivatives subject to a master netting agreement	82,804	(18,229)	64,575	(74)	—	64,501
Total derivatives not subject to a master netting agreement	1,831	—	1,831	—	—	1,831
Total derivatives	$84,635	$(18,229)	$66,406	$(74)	$—	$66,332
Financial liabilities:
Derivatives (1):
Interest rate contracts	$70,519	$(51,170)	$19,349	$(15,124)	$—	$4,225
Foreign exchange contracts	3,036	(1,601)	1,435	(1,121)	—	314
RPAs	24	—	24	(19)	—	5
Mortgage banking derivatives	156	(6)	150	—	—	150
Total derivatives subject to a master netting agreement	73,735	(52,777)	20,958	(16,264)	—	4,694
Total derivatives not subject to a master netting agreement	1,540	—	1,540	—	—	1,540
Total derivatives	$75,275	$(52,777)	$22,498	$(16,264)	$—	$6,234

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents financial instrument and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the financial instrument.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Financial Assets and Liabilities (Continued) (Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of December 31, 2015
Financial assets:
Derivatives (1):
Interest rate contracts	$47,100	$(8,970)	$38,130	$(55)	$—	$38,075
Foreign exchange contracts	4,059	(3,254)	805	(88)	—	717
RPAs	6	—	6	—	—	6
Mortgage banking derivatives	34	(14)	20	—	—	20
Total derivatives subject to a master netting agreement	51,199	(12,238)	38,961	(143)	—	38,818
Total derivatives not subject to a master netting agreement	1,654	—	1,654	—	—	1,654
Total derivatives	$52,853	$(12,238)	$40,615	$(143)	$—	$40,472
Financial liabilities:
Derivatives (1):
Interest rate contracts	$43,800	$(28,574)	$15,226	$(10,475)	$—	$4,751
Foreign exchange contracts	2,287	(1,458)	829	(570)	—	259
RPAs	27	(10)	17	(12)	—	5
Mortgage banking derivatives	14	(14)	—	—	—	—
Total derivatives subject to a master netting agreement	46,128	(30,056)	16,072	(11,057)	—	5,015
Total derivatives not subject to a master netting agreement	2,157	—	2,157	—	—	2,157
Total derivatives	$48,285	$(30,056)	$18,229	$(11,057)	$—	$7,172

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents financial instrument and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the financial instrument.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	March 31, 2016	December 31, 2015
Commitments to extend credit:
Home equity lines	$12,089	$1,338
Residential 1-4 family construction	42,015	47,504
Commercial real estate, other construction, and land development	1,225,183	1,321,123
Commercial and industrial	3,997,468	4,191,895
All other commitments	692,836	508,096
Total commitments to extend credit	$5,969,591	$6,069,956
Letters of credit:
Financial standby	$354,471	$365,760
Performance standby	43,741	38,264
Commercial letters of credit	3,723	3,999
Total letters of credit	$401,935	$408,023

(1)	Includes covered loan commitments of $9.6 million and $9.7 million as of March 31, 2016, and December 31, 2015, respectively.

Commitments to extend credit are agreements to lend funds to, or issue letters of credit for the account of, a client as long as there is no violation of any condition established in the credit agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of unfunded commitments require regulatory capital support, except for unfunded commitments of less than one year that are unconditionally cancellable. Since many of our commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of March 31, 2016, we had a reserve for unfunded commitments of $12.4 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors, including the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the consolidated statements of financial condition.

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

In the event of a client’s nonperformance, our credit loss exposure is equal to the contractual amount of those commitments. We manage this credit risk in a similar manner to evaluating credit risk in extending loans to clients under our credit policies. We use the same credit policies in making credit commitments as for on-balance sheet instruments, mitigating exposure to credit loss through various collateral requirements, if deemed necessary. In the event of nonperformance by the clients, we have rights to the underlying collateral, which could include CRE, physical plant and property, inventory, receivables, cash and marketable securities.

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the consolidated statements of financial condition, totaled $3.1 million as of March 31, 2016. We amortize these amounts into income over the commitment period. As of March 31, 2016, standby letters of credit had a remaining weighted-average term of approximately 13 months, with remaining actual lives ranging from less than 1 year to 5 years.

Other Commitments

The Company has unfunded commitments to CRA investments and other investment partnerships totaling $32.0 million at March 31, 2016. Of these commitments, $22.3 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the consolidated statements of financial condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card provider issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party provider. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party provider to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $18.5 million at March 31, 2016.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of March 31, 2016, we had no recorded contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold in the secondary market have limited recourse provisions. The losses for the three months ended March 31, 2016 and 2015, arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

Legal Proceedings

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois known as Maas v. Marek et. al. The lawsuit, brought by the beneficiaries of two trusts for which the Bank served as the successor trustee, seeks reimbursement of penalties and interest assessed by the IRS due to the late payment of certain generation skipping taxes by the trusts, as well as certain related attorney fees and other damages. The other named defendants include legal and accounting professionals that provided services related to the matters involved. In January 2014, the Circuit Court denied the Bank’s motion to dismiss. In late 2015, the Bank was replaced as trustee. In April 2016, the claims were bifurcated to proceed as two trials, with a bench trial against the Bank separated from a jury trial against the other named defendants. Discovery is complete and the Bank has filed a motion for summary judgment that is scheduled for hearing in May 2016. If summary judgment is not successful, the claims against the Bank are scheduled to proceed to trial in June 2016. Although we are not able to predict the likelihood of an adverse outcome, we currently anticipate that ultimate resolution of this matter will not have a material adverse impact on our results of operations, financial condition or cash flows.

As of March 31, 2016, and in the ordinary course of business, there were various other legal proceedings pending against the Company and our subsidiaries that are incidental to our regular business operations. Management does not believe that the outcome of any of these proceedings will have, individually or in the aggregate, a material adverse effect on our business, results of operations, financial condition or cash flows.

17. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Securities Available-for-Sale – Securities available-for-sale include U.S. Treasury, U.S. Agencies, collateralized mortgage obligations, residential mortgage-backed securities, state and municipal securities, and foreign sovereign debt. Substantially all available-for-sale securities are fixed-income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. U.S. Treasury securities have been classified in level 1 of the valuation hierarchy. All other remaining securities are generally classified in level 2 of the valuation hierarchy. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as level 3. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from external pricing services, including evaluating pricing service inputs and methodologies, using exception reports based on analytical criteria, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company’s knowledge of market liquidity and other market-related conditions.

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

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing appraisal. If the most recent appraisal is greater than one-year old, a new appraisal of the underlying collateral is obtained. For collateral-dependent impaired loans that are secured by real estate, we generally obtain “as is” appraisal values to evaluate impairment. When a collateral-dependent loan is secured by non-real estate collateral such as receivables, inventory, or equipment, the fair value is generally determined based on appraisals, field exams, or receivable reports. The valuation techniques and inputs are reviewed internally by workout and/or asset-based specialists for reasonableness of estimated liquidation costs, collectability probabilities, and other market data. Appraisals for real estate collateral-dependent impaired loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is performed at the six-month interval between annual appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either adjusted downward or a new appraisal is required to support the value of the impaired loan. As part of our internal review process, we consider other factors or recent developments that could adjust the valuations indicated in the appraisals or internal reviews. The Company’s internal appraisal review process validates the reasonableness of appraisals in conjunction with analyzing sales and market data from an array of market sources.

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

Derivative Assets and Derivative Liabilities – Derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. For derivative counterparties with which we have a master netting agreement, we measure nonperformance risk on the basis of our net exposure to the counterparty. The fair value of derivative assets and liabilities is determined based on prices obtained from third-party advisors using standardized industry models, or based on quoted market prices obtained from external pricing services. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of derivative assets and liabilities are primarily based on observable inputs and are classified in level 2 of the valuation hierarchy, with the exception of certain client-related derivatives, RPAs, interest rate lock commitments and warrants, as discussed below. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third-party advisors, including evaluating inputs and methodologies used by the third-party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company’s knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from third parties based on our validation procedures, during the quarters ended March 31, 2016 and 2015, we did not alter the fair values ultimately provided by the third-party advisors.

Level 3 derivatives include RPAs, derivatives associated with clients whose loans are risk rated 6 or higher (“watch list derivative”), interest rate lock commitments and warrants. Refer to “Credit Quality Indicators” in Note 4 for further discussion of risk ratings. For the level 3 RPAs, watch list derivatives, the Company obtains prices from third-party advisors, consistent with the valuation processes employed for the Company’s derivatives classified in level 2 of the fair value hierarchy, and then applies loss factors to adjust the prices obtained from third-party advisors. The significant unobservable inputs that are employed in the valuation process for the RPAs and watch list derivatives that cause these derivatives to be classified in level 3 of the fair value hierarchy are the historic loss factors specific to the particular industry segment and risk rating category. The loss factors are updated quarterly and are derived and aligned with the loss factors utilized in the calculation of the Company’s general reserve component of the allowance for loan losses. Changes in the fair value measurement of RPAs and watch list derivatives are largely due to changes in the fair value of the derivative, risk rating adjustments and fluctuations in the pertinent historic average loss rate. For the interest rate lock commitments on mortgage loans, the fair value is based on prices obtained for loans with similar characteristics from third-party sources, adjusted for the probability that the interest rate lock commitment will fund (the “pull-through” rate). The significant unobservable input that causes these derivatives to be classified in level 3 of the fair value hierarchy is the pull-through rate. Pull-through rates are derived using the Company’s historical data and reflect the Company’s best estimate of the likelihood that a committed loan will ultimately fund. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. The fair value of our warrants to acquire stock in privately-held client companies is based on a Black-Scholes option pricing model that estimates the asset value by using stated strike prices, estimated stock prices, option expiration dates, risk-free interest rates based on a duration-matched U.S. Treasury rate, and option volatility assumptions. The significant unobservable inputs that cause these derivatives to be classified in level 3 of the fair value hierarchy are the estimated stock prices, adjustments to the option expiration dates, and option volatility assumptions. The estimated stock prices are based on the most recent valuation of the privately-held client company, adjusted as deemed appropriate for changes in relevant market conditions. Option expiration dates are modified to account for the estimated actual remaining life relative to the stated expiration of the warrants. The option volatility assumptions are based on the volatility of publicly-traded companies that operate in similar industries as the privately-held client companies. Significant increases in these inputs in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at March 31, 2016, and December 31, 2015 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	March 31, 2016				December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for sale:
U.S. Treasury	$350,905	$—	$—	$350,905	$321,651	$—	$—	$321,651
U.S. Agencies	—	46,787	—	46,787	—	46,098	—	46,098
Collateralized mortgage obligations	—	93,585	—	93,585	—	99,972	—	99,972
Residential mortgage-backed securities	—	878,065	—	878,065	—	829,855	—	829,855
State and municipal securities	—	462,506	—	462,506	—	467,160	630	467,790
Total securities available-for-sale	350,905	1,480,943	—	1,831,848	321,651	1,443,085	630	1,765,366
Mortgage loans held-for-sale	—	15,568	—	15,568	—	35,704	—	35,704
Derivative assets:
Interest rate contract derivatives designated as hedging instruments	—	11,933	—	11,933	—	5,366	—	5,366
Client-related derivatives	—	71,822	448	72,270	—	46,342	406	46,748
Other end-user derivatives	—	44	388	432	—	254	485	739
Netting adjustments	—	(18,161)	(68)	(18,229)	—	(12,167)	(71)	(12,238)
Total derivative assets	—	65,638	768	66,406	—	39,795	820	40,615
Total assets	$350,905	$1,562,149	$768	$1,913,822	$321,651	$1,518,584	$1,450	$1,841,685
Liabilities:
Derivative liabilities:
Interest rate contract derivatives designated as hedging instruments	$—	$—	$—	$—	$—	$799	$—	$799
Client-related derivatives	—	74,563	92	74,655	—	47,204	98	47,302
Other end-user derivatives	—	486	134	620	—	17	167	184
Netting adjustments	—	(52,709)	(68)	(52,777)	—	(29,974)	(82)	(30,056)
Total derivative liabilities	$—	$22,340	$158	$22,498	$—	$18,046	$183	$18,229

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2015, and March 31, 2016.

There have been no other changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2015, to March 31, 2016.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
(Amounts in thousands)

	Three Months Ended March 31,
	2016			2015
	Available- for-Sale Securities	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$630	$891	$(265)	$1,412	$(676)
Total gains:
Included in earnings (2)	30	409	(286)	312	(24)
Purchases, issuances, sales and settlements:
Issuances	—	420	—	—	—
Settlements	(660)	(903)	325	(500)	147
Transfers into Level 3 (out of Level 2) (3)	—	26	—	884	(160)
Transfers out of Level 3 (into Level 2) (3)	—	(7)	—	(354)	8
Balance at end of period	$—	$836	$(226)	$1,754	$(705)
Change in unrealized gains in earnings relating to assets and liabilities still held at end of period	$—	$147	$16	$241	$24

(1)	Fair value is presented prior to giving effect to netting adjustments.

(2)	Amounts disclosed in this line are included in the consolidated statements of income as capital markets products income for derivatives and mortgage banking income for interest rate lock commitments.

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
(Amounts in thousands)

	March 31, 2016	December 31, 2015
Aggregate fair value	$15,568	$35,704
Difference (1)	(68)	301
Aggregate unpaid principal balance	$15,500	$36,005

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of March 31, 2016 and December 31, 2015, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the three months ended March 31, 2016, were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the three months ended March 31, 2016 and 2015, and still held at March 31, 2016 and 2015, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Net (Gains) Losses
	March 31,		For the Three Months Ended March 31,
	2016	2015	2016	2015
Collateral-dependent impaired loans (1)	$22,968	$27,234	$(1,377)	$(1,653)
OREO (2)	2,838	5,128	588	935
Total	$25,806	$32,362	$(789)	$(718)

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

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2015, to March 31, 2016.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at March 31, 2016		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$369		Discounted cash flow	Loss factors	3.7% to 22.7%	14.5%
RPAs	$(13)	(1)	Discounted cash flow	Loss factors	0.2% to 22.7%	4.5%
Interest rate lock commitments	$265		Discounted cash flow	Pull-through rate	68.3% to 100.0%	83.0%
Warrants	$146		Black-Scholes option pricing model	Estimated stock price	$0.71 to $13.97	$9.47
				Remaining life assumption	5 years	5 years
				Volatility	23.4% to 72.0%	60.8%

(1)	Represents fair value of underlying swap.

The significant unobservable inputs used in the fair value measurement of the watch list derivatives and RPAs are the historic loss factors. A significant increase (decrease) in the pertinent loss factor would result in a significantly lower (higher) fair value measurement.

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

Other loans held-for-sale - Included in loans held-for sale at March 31, 2016 and December 31, 2015 are $48.5 million and $73.1 million, respectively, of loans carried at the lower of aggregate cost or fair value. Fair value estimates are based on the actual agreed upon price in the agreement.

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

Financial Instruments
(Amounts in thousands)

	As of March 31, 2016
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$133,001	$133,001	$133,001	$—	$—
Federal funds sold and interest-bearing deposits in banks	337,465	337,465	—	337,465	—
Loans held-for-sale	64,029	64,029	—	64,029	—
Securities available-for-sale	1,831,848	1,831,848	350,905	1,480,943	—
Securities held-to-maturity	1,456,760	1,474,643	—	1,474,643	—
FHLB stock	38,113	38,113	—	38,113	—
Loans, net of allowance for loan losses and unearned fees	13,292,309	13,060,530	—	—	13,060,530
Covered assets, net of allowance for covered loan losses	20,243	25,469	—	—	25,469
Accrued interest receivable	47,349	47,349	—	—	47,349
Investment in BOLI	57,011	57,011	—	—	57,011
Derivative assets	66,406	66,406	—	65,638	768
Community reinvestment investments	16,194	16,831	—	16,831	—
Financial Liabilities:
Deposits	$14,464,869	$14,476,940	$—	$12,327,130	$2,149,810
Short-term borrowings	602,365	602,349	—	599,994	2,355
Long-term debt	688,238	660,432	200,258	400,066	60,108
Accrued interest payable	6,630	6,630	—	—	6,630
Derivative liabilities	22,498	22,498	—	22,340	158

Financial Instruments (Continued)
(Amounts in thousands)

	As of December 31, 2015
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$145,147	$145,147	$145,147	$—	$—
Federal funds sold and interest-bearing deposits in banks	238,511	238,511	—	238,511	—
Loans held-for-sale	108,798	108,798	—	108,798	—
Securities available-for-sale	1,765,366	1,765,366	321,651	1,443,085	630
Securities held-to-maturity	1,355,283	1,351,241	—	1,351,241	—
FHLB stock	26,613	26,613	—	26,613	—
Loans, net of allowance for loan losses and unearned fees	13,105,739	12,929,340	—	—	12,929,340
Covered assets, net of allowance for covered loan losses	21,242	26,758	—	—	26,758
Accrued interest receivable	45,482	45,482	—	—	45,482
Investment in BOLI	56,653	56,653	—	—	56,653
Derivative assets	40,615	40,615	—	39,795	820
Community reinvestment investments	15,602	15,812	—	15,812	—
Financial Liabilities:
Deposits	$14,345,592	$14,348,272	$—	$12,155,516	$2,192,756
Short-term borrowings	372,467	372,451	—	370,244	2,207
Long-term debt	688,215	669,210	207,750	398,146	63,314
Accrued interest payable	7,080	7,080	—	—	7,080
Derivative liabilities	18,229	18,229	—	18,046	183

18. OPERATING SEGMENTS

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

Operating Segments Performance
(Amounts in thousands)

	Three Months Ended March 31,
	Banking		Asset Management		Holding Company and Other Adjustments		Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015
Net interest income (expense)	$144,107	$126,498	$1,248	$899	$(5,837)	$(5,404)	$139,518	$121,993
Provision for loan and covered loan losses	6,402	5,646	—	—	—	—	6,402	5,646
Non-interest income	28,861	29,138	4,724	4,363	17	15	33,602	33,516
Non-interest expense	83,098	75,935	4,569	4,312	2,826	2,898	90,493	83,145
Income (loss) before taxes	83,468	74,055	1,403	950	(8,646)	(8,287)	76,225	66,718
Income tax provision (benefit)	29,384	27,937	543	374	(3,254)	(3,077)	26,673	25,234
Net income (loss)	$54,084	$46,118	$860	$576	$(5,392)	$(5,210)	$49,552	$41,484

	Banking		Holding Company and Other Adjustments(1)		Consolidated
	3/31/2016	12/31/2015	3/31/2016	12/31/2015	3/31/2016	12/31/2015
Selected Balances
Assets	$15,661,462	$15,314,801	$2,005,910	$1,938,047	$17,667,372	$17,252,848
Total loans	13,457,665	13,266,475	—	—	13,457,665	13,266,475
Deposits	14,515,263	14,407,127	(50,394)	(61,535)	14,464,869	14,345,592

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

19. VARIABLE INTEREST ENTITIES

At March 31, 2016, and December 31, 2015, the Company did not have any variable interest entities (“VIEs”) consolidated in its financial statements. The table below presents our interests in VIEs that are not consolidated in our financial statements.

Nonconsolidated VIEs
(Amounts in thousands)

	March 31, 2016		December 31, 2015
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances (1)	$167,619	$—	$169,788	$—
Community reinvestment investments and loans (2)	46,980	56,194	41,020	44,191
Restructured loans to commercial clients (2):
Outstanding loan balance	54,969	72,562	47,178	56,854
Related derivative asset	153	153	81	81
Warrants	13	13	—	—
Total	$269,734	$128,922	$258,067	$101,126

(1)	Net of deferred financing costs of $2.2 million at both March 31, 2016 and December 31, 2015.

(2)	Excludes personal loans and loans to non-for-profit entities.

Trust preferred capital securities issuances – As discussed in Note 10, we sponsor and wholly own 100% of the common equity of four trusts that were formed for the purpose of issuing trust preferred securities to third-party investors and investing the proceeds therefrom in debentures issued by the Company. The trusts’ only assets are the debentures and the related interest receivable, which are included within long-term debt in our consolidated statements of financial condition. The Company is not the primary beneficiary of the trusts and, accordingly, the trusts are not consolidated in our financial statements.

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

The carrying value of the Company’s tax credit investments in affordable housing projects totaled $26.6 million at March 31, 2016 and $27.0 million at December 31, 2015. Commitments to provide future capital contributions totaling $22.3 million as of March 31, 2016, are expected to be paid through 2030. These investments are reviewed periodically for impairment. No impairment losses were recorded for the three months ended March 31, 2016 and 2015. The following table summarizes the impact on the consolidated statement of income for the periods presented.

Affordable Housing Tax Credit Investments
(Amounts in thousands)

	For the Three Months Ended March 31,
	2016	2015
Tax credits	$430	$150
Tax benefits from operating losses	147	54
Amortization of principal investment	$443	$135

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

Warrants – In connection with certain negotiated credit facilities, we receive warrants to acquire stock in privately-held client companies.  We have no contractual requirement to provide financial support to the borrowing entities beyond the funding commitments established at origination of the credit facilities.  As we do not have the power to direct the activities that most significantly impact the client companies’ operations, we are not considered the primary beneficiary of these companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. (“PrivateBancorp,” the “Company,” we, our or us), is a Delaware corporation and bank holding company headquartered in Chicago, Illinois. The PrivateBank and Trust Company (the “Bank” or “PrivateBank”), our bank subsidiary, provides customized business and personal financial services to middle market companies, as well as business owners, executives, entrepreneurs and families in all the markets and communities we serve. As of March 31, 2016, we had 35 offices located in 12 states, including 24 full-service banking branches in four states. Our full-service bank branches are located principally in the greater Chicago metropolitan area, with additional branches in the St. Louis, Milwaukee and Detroit metropolitan areas. We have non-depository commercial banking offices strategically located in major commercial centers to further our reach with our core client base of middle market companies.

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

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Results of operations for the quarter ended March 31, 2016, are not necessarily indicative of results to be expected for the year ending December 31, 2016. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a fully diluted basis.

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

•	unanticipated changes in monetary policies of the Federal Reserve or significant adjustments in the pace of, or market expectations for, future interest rate changes;

•	availability of sufficient and cost-effective sources of liquidity or funding as and when needed;

•	unanticipated losses of one or more large depositor relationships, or other significant deposit outflows;

•	loss of key personnel or an inability to recruit appropriate talent cost-effectively;

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

These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Readers should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, as well as those set forth in our subsequent periodic and current reports filed with the SEC. Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

OVERVIEW

For the three months ended March 31, 2016, we reported net income available to common stockholders of $49.6 million, an increase of $8.1 million, or 19%, compared to $41.5 million for first quarter 2015, and a decrease of $2.6 million, or 5%, compared to $52.1 million for fourth quarter 2015. Diluted earnings per share were $0.62, an increase of 19% compared to $0.52 per diluted share in first quarter 2015 and a decrease from $0.65 in the previous quarter. For the three months ended March 31, 2016, our annualized return on average assets was 1.15% and our annualized return on average common equity was 11.40%, compared with 1.07% and 11.05%, respectively, in the year ago quarter.

Compared to first quarter 2015, the 19% increase in earnings for the current quarter was primarily attributable to 14% higher net interest income driven by $1.3 billion in average loan growth over the past year coupled with variable loans repricing to higher short-term rates following the December 2015 increase in the target federal funds rate. First quarter 2016 earnings also benefited from a $1.5 million tax benefit recorded in first quarter 2016, largely in connection with the adoption of a new accounting standard related to the accounting for income taxes associated with share-based compensation. Compared to the year ago quarter non-interest expenses increased 9%, largely due to employee related costs. Both operating profit and efficiency ratio improved, with operating profit increasing $10.5 million, or 14%, to $83.8 million for first quarter 2016 compared to $73.3 million for first quarter 2015, and the efficiency ratio declining to 51.9% for first quarter 2016 compared to 53.1% for first quarter 2015.

Net interest income for first quarter 2016 increased $17.5 million compared to first quarter 2015, primarily driven by higher interest income on $1.6 billion growth in average interest-earning assets compared to the prior year quarter and, to a lesser extent, the impact of higher short-term rates on our variable rate loan portfolio. Net interest margin was 3.30% for first quarter 2016, increasing from 3.21% for first quarter 2015 mainly due to the increase in average loan balances and the mid-December rate rise previously mentioned. Non-interest income for the current quarter was largely unchanged from the prior year quarter, which included a one-time $4.1 million gain on the sale of our Georgia branch. The current year quarter was aided by higher syndication revenue and capital markets product revenue. As a result, net revenue increased $17.9 million, or 11%, to $174.3 million, from $156.5 million for first quarter 2015. Non-interest expense increased 9% from the prior year quarter, primarily due to higher salary and employee benefit costs, including incentive compensation costs.

Total loans grew $191.2 million, or 1%, to $13.5 billion at March 31, 2016, from $13.3 billion at year end 2015, and increased $1.3 billion, or 11%, from March 31, 2015, primarily in our commercial real estate (“CRE”) and commercial loan portfolios. Current period growth was tempered by higher than average payoffs and paydowns by existing clients. Total commercial loans and CRE loans comprised 65% and 25% of total loans, respectively, at March 31, 2016, consistent with year end 2015 and March 31, 2015.

At March 31, 2016, nonperforming assets increased 21% to $73.9 million, compared to $61.0 million at December 31, 2015 with a single credit representing 64% of the increase. Nonperforming assets to total assets were 0.42% at March 31, 2016, compared to 0.35% at December 31, 2015. Nonperforming loans to total loans were 0.44% at March 31, 2016, compared to 0.41% at December 31, 2015. At March 31, 2016, our allowance for loan losses as a percentage of total loans was 1.23%, compared to 1.21% at December 31, 2015. Net charge-offs totaled $1.8 million in first quarter 2016 as compared to $1.4 million in first quarter 2015, while the provision for loan losses, excluding covered assets, increased to $6.4 million in first quarter 2016 compared to $5.5 million for first quarter 2015. The current quarter provision was impacted by loan growth and credit risk rating changes within our performing loan portfolio.

Total deposits at March 31, 2016, increased $119.3 million, or 1%, to $14.5 billion from year end 2015, and increased $363.1 million, or 3% from March 31, 2015 with increases from a year ago in non-interest-bearing and money market deposits. Our deposit base is predominately comprised of commercial client balances, which will fluctuate from time to time based on our clients’ business and liquidity needs.

Please refer to the remaining sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for greater discussion of the various components of our first quarter 2016 performance, statement of financial condition and liquidity.

RESULTS OF OPERATIONS

The following table presents selected quarterly financial data highlighting our operating performance trends over the past five quarters.

Table 1
Consolidated Financial Highlights
(Dollars in thousands, except per share data)

	As of and for the Three Months Ended
	2016	2015
	March 31	December 31	September 30	June 30	March 31
Selected Operating Statistics
Net income	$49,552	$52,137	$45,268	$46,422	$41,484
Effective tax rate	35.0%	37.5%	37.7%	37.0%	37.8%
Net interest income	$139,518	$136,591	$131,209	$124,622	$121,993
Fee revenue (1)	33,071	32,619	30,529	33,060	32,982
Net revenue (2)	174,337	170,445	163,134	158,717	156,453
Operating profit (2)	83,844	87,425	77,959	76,820	73,308
Provision for loan losses (3)	6,436	2,917	4,203	2,056	5,491
Per Share Data
Basic earnings per share	$0.63	$0.66	$0.58	$0.59	$0.53
Diluted earnings per share	0.62	0.65	0.57	0.58	0.52
Tangible book value at period end (2)(4)	$21.07	$20.25	$19.65	$18.88	$18.35
Dividend payout ratio	1.60%	1.52%	1.72%	1.69%	1.89%
Performance Ratios
Return on average common equity	11.40%	12.29%	11.05%	11.85%	11.05%
Return on average assets	1.15%	1.21%	1.09%	1.15%	1.07%
Return on average tangible common equity (2)	12.16%	13.13%	11.85%	12.75%	11.94%
Net interest margin (2)	3.30%	3.25%	3.23%	3.17%	3.21%
Efficiency ratio (2)(5)	51.91%	48.71%	52.21%	51.60%	53.14%
Credit Quality (3)
Total nonperforming loans to total loans	0.44%	0.41%	0.34%	0.45%	0.58%
Total nonperforming assets to total assets	0.42%	0.35%	0.34%	0.44%	0.53%
Allowance for loan losses to total loans	1.23%	1.21%	1.25%	1.25%	1.29%
Balance Sheet Highlights
Total assets	$17,667,372	$17,252,848	$16,888,008	$16,219,276	$16,354,706
Average interest-earning assets	16,865,659	16,631,958	16,050,598	15,703,136	15,293,533
Loans (3)	13,457,665	13,266,475	13,079,314	12,543,281	12,170,484
Allowance for loan losses (3)	(165,356)	(160,736)	(162,868)	(157,051)	(156,610)
Deposits	14,464,869	14,345,592	13,897,739	13,388,936	14,101,728
Noninterest-bearing demand deposits	4,338,177	4,355,700	4,068,816	3,702,377	3,936,181
Loans to deposits (3)	93.04%	92.48%	94.11%	93.68%	86.30%

	As of
	2016	2015
	March 31	December 31	September 30	June 30	March 31
Capital Ratios
Total risk-based capital	12.56%	12.37%	12.28%	12.41%	12.29%
Tier 1 risk-based capital	10.76%	10.56%	10.39%	10.49%	10.34%
Tier 1 leverage ratio	10.50%	10.35%	10.35%	10.24%	10.16%
Common equity Tier 1 ratio	9.76%	9.54%	9.35%	9.41%	9.23%
Tangible common equity to tangible assets (2)(6)	9.51%	9.34%	9.23%	9.22%	8.86%

(1)	Computed as total non-interest income less net securities gains (losses).

(2)	This is a non-U.S. GAAP financial measure. Refer to Table 23 for a reconciliation of non-U.S. GAAP measures to comparable U.S. GAAP measures.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

(6)
Computed as tangible common equity divided by tangible assets, where tangible common equity equals total equity less preferred stock, goodwill and other intangible assets and tangible assets equals total assets less goodwill and other intangible assets.

Net Interest Income

Net interest income is the primary source of the Company’s revenue. Net interest income is the difference between interest income and fees earned on interest-earning assets, such as loans and investments, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is affected by (1) the volume, pricing, mix and maturity of earning assets and interest-bearing liabilities; (2) the volume and value of noninterest-bearing sources of funds, such as noninterest-bearing deposits and equity; (3) the use of derivative instruments to manage interest rate risk; (4) the sensitivity of the balance sheet to fluctuations in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies; (5) loan repayment behavior, which affects timing of recognition of certain loan fees as well as penalties; and (6) asset quality.

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

The accounting policies underlying the recognition of interest income on loans, securities, and other interest-earning assets are included in Note 1 of “Notes to Consolidated Financial Statements” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Table 2 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters ended March 31, 2016 and 2015. The table also presents the trend in net interest margin on a quarterly basis for 2016 and 2015, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, Table 2 details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume versus yield/rate changes.

Table 2
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Three Months Ended March 31,						Attribution of Change in Net Interest Income (1)
	2016			2015
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$277,624	$340	0.49%	$420,844	$261	0.25%	$(111)	$190	$79
Securities:
Taxable	2,696,568	15,210	2.26%	2,362,725	13,556	2.30%	1,886	(232)	1,654
Tax-exempt (3)	445,677	3,550	3.19%	347,856	2,750	3.16%	779	21	800
Total securities	3,142,245	18,760	2.39%	2,710,581	16,306	2.41%	2,665	(211)	2,454
FHLB stock	27,076	150	2.19%	28,664	48	0.67%	(3)	105	102
Loans, excluding covered assets:
Commercial	8,653,066	95,193	4.35%	8,096,853	84,992	4.20%	6,004	4,197	10,201
Commercial real estate	3,378,391	32,368	3.79%	2,887,159	27,586	3.82%	4,706	76	4,782
Construction	574,879	5,634	3.88%	388,437	3,798	3.91%	1,827	9	1,836
Residential	492,031	4,501	3.66%	386,106	3,488	3.61%	968	45	1,013
Personal and home equity	294,415	2,261	3.09%	342,088	2,481	2.94%	(360)	140	(220)
Total loans, excluding covered assets(4)	13,392,782	139,957	4.14%	12,100,643	122,345	4.05%	13,145	4,467	17,612
Covered assets (5)	25,932	110	1.71%	32,801	357	4.41%	(63)	(184)	(247)
Total interest-earning assets (3)	16,865,659	$159,317	3.74%	15,293,533	$139,317	3.65%	$15,633	$4,367	$20,000
Cash and due from banks	174,649			171,330
Allowance for loan and covered loan losses	(169,243)			(160,550)
Other assets	521,724			486,600
Total assets	$17,392,789			$15,790,913
Liabilities and Equity:
Interest-bearing demand deposits	$1,487,752	$1,107	0.30%	$1,524,124	$1,006	0.27%	$(24)	$125	$101
Savings deposits	393,042	466	0.48%	325,615	312	0.39%	72	82	154
Money market accounts	5,999,516	5,896	0.39%	5,538,192	4,298	0.31%	381	1,217	1,598
Time deposits	2,157,421	5,672	1.05%	2,560,036	5,639	0.89%	(873)	906	33
Total interest-bearing deposits	10,037,731	13,141	0.52%	9,947,967	11,255	0.46%	(444)	2,330	1,886
Short-term borrowings	251,088	230	0.36%	276,841	197	0.28%	(19)	52	33
Long-term debt	688,227	5,211	3.02%	344,788	4,928	5.72%	3,340	(3,057)	283
Total interest-bearing liabilities	10,977,046	18,582	0.68%	10,569,596	16,380	0.63%	2,877	(675)	2,202
Noninterest-bearing demand deposits	4,469,405			3,552,717
Other liabilities	198,807			146,199
Equity	1,747,531			1,522,401
Total liabilities and equity	$17,392,789			$15,790,913
Net interest spread (3)			3.06%			3.02%
Contribution of noninterest-bearing sources of funds			0.24%			0.19%
Net interest income/margin (3)		140,735	3.30%		122,937	3.21%	$12,756	$5,042	$17,798
Less: tax equivalent adjustment		1,217			944
Net interest income, as reported		$139,518			$121,993
(footnotes on following page)

Table 2
Net Interest Income and Margin Analysis (Continued)
(Dollars in thousands)

	Quarterly Net Interest Margin Trend
	2016	2015
	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	3.74%	3.67%	3.65%	3.60%	3.65%
Cost of interest-bearing liabilities	0.68%	0.64%	0.63%	0.62%	0.63%
Net interest spread (3)	3.06%	3.03%	3.02%	2.98%	3.02%
Contribution of noninterest-bearing sources of funds	0.24%	0.22%	0.21%	0.19%	0.19%
Net interest margin (3)	3.30%	3.25%	3.23%	3.17%	3.21%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $7.9 million and $7.5 million in net loan fees for the quarters ended March 31, 2016 and 2015, respectively.

(3)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. This is a non-U.S. GAAP measure. Refer to Table 23, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

(4)
Includes loans held-for-sale and nonaccrual loans. Average loans on a nonaccrual basis for the recognition of interest income totaled $53.7 million and $69.3 million for the quarters ended March 31, 2016 and 2015, respectively. Interest foregone on impaired loans was estimated to be approximately $546,000 and $671,000 for the quarters ended March 31, 2016 and 2015, respectively, calculated based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section below entitled “Covered Assets” for a detailed discussion.

Net interest income on a tax-equivalent basis increased $17.8 million, or 15%, to $140.7 million for first quarter 2016, compared to $122.9 million for first quarter 2015. The growth in interest income for first quarter 2016 was attributable to a $17.6 million increase in interest income on loans largely driven by $1.3 billion of higher average loan balances, which contributed $13.1 million to interest income, and the benefit from the December 2015 rate rise, which contributed $4.5 million to interest income. Interest expense increased $2.2 million, primarily related to a $1.9 million increase in deposit costs, reflecting the rate rise and higher average money market and savings balances. While interest rates on time deposits and interest-bearing demand deposits increased, average balances declined, offsetting the impact during the quarter.

Average interest-earning assets grew $1.6 billion from the prior year period primarily driven by $1.3 billion of growth in average loan balances, with $556.2 million of the growth in the commercial loan portfolio and $491.2 million in the CRE portfolio, along with a $431.7 million increase in average securities balances. Average interest-bearing liabilities grew $407.5 million from the prior year period primarily driven by an increase in average long-term debt of $343.4 million as a result of increased use of long-term FHLB advances, in addition to $89.8 million of growth in average interest-bearing deposits.

Net interest margin increased to 3.30% for first quarter 2016 from 3.21% for the first quarter 2015 with improvements in loan yields partially offset by an increase in cost of funds. Overall loan yields increased by 9 basis points from first quarter 2015, as our largely variable rate portfolio benefited from higher short-term rates and specialty lending activity (which generally commands comparatively higher loan rates), while loan fees moderated from first quarter 2015 levels. First quarter 2015 benefited from non-recurring fee income of $875,000, which contributed 3 basis points to our loan yields. Our overall loan yields continue to be aided by our hedging program, although at a reduced level as a result of the rate rise. The 5 basis points increase in cost of funds for the quarter was driven primarily by increased deposit costs. Deposit costs increased 6 basis points from the prior year period, primarily due to increased average balances in money market and savings deposits, along with the repricing of deposits that are tied to the Federal funds effective rate following the mid-December rate increase, which deposits totaled $1.6 billion at March 31, 2016. Average noninterest-bearing demand deposits and average equity, our principal sources of noninterest-bearing funds, increased in aggregate by $1.1 billion from first quarter 2015, adding 5 basis points of value from first quarter 2015 to first quarter 2016.

In the prolonged low interest rate environment, competition remains strong, which has influenced loan pricing and structure. As a result, we have experienced a general decline in our loan yields due to pricing compression on new loans, including within certain of our specialty businesses, and, to a lesser extent, on loan renewals. Future loan yields may be impacted by fluctuations in loan fees and interest income recognized upon recovery of interest on nonaccrual loans, acceleration of unamortized origination fees upon early payoff or refinancing, and prepayment and other fees received on certain event-driven actions in accordance with the loan agreement. Although we expect our net interest margin to benefit from a rise in short-term interest rates, it is more difficult to predict the impact on deposit costs, which will depend on client behavior, pricing pressure within the bank marketplace and from non-bank alternatives, the mix of our funding sources, and prices for alternative sources of deposits and funds.

Non-interest Income

Non-interest income is derived from a number of sources including fees from our various commercial products and services such as the sale of derivative products through our capital markets group, treasury management services, lending and servicing and syndication activities, our asset management business, our mortgage banking business and deposit services to our retail clients.

The following table presents a break-out of these multiple sources of revenue for the periods presented.

Table 3
Non-Interest Income Analysis
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015	% Change
Asset management income:
Managed fee income	$4,146	$3,829	8
Custodian fee income	579	534	8
Total asset management income	4,725	4,363	8
Mortgage banking	2,969	3,775	-21
Capital markets products	5,199	4,172	25
Treasury management	8,174	7,327	12
Loan, letter of credit and commitment fees	5,200	5,106	2
Syndication fees	5,434	2,622	107
Deposit service charges and fees and other income	1,370	5,617	-76
Subtotal fee income	33,071	32,982	*
Net securities gains	531	534	-1
Total non-interest income	$33,602	$33,516	*

*	Less than 1%.

Non-interest income for first quarter 2016 totaled $33.6 million, compared to $33.5 million for first quarter 2015, with increases in all core fee income categories except for mortgage banking and deposit service charges and fees and other income, which included a $4.1 million gain on the sale of our Georgia branch during the first quarter 2015. Certain income sources, such as mortgage banking, capital markets products and syndication fees, are transactional in nature and are significantly impacted by market forces (e.g., interest rates have a significant impact on mortgage banking volume) and, accordingly, tend to fluctuate and generate uneven income from period to period.

Assets under management and administration (“AUMA”) are impacted by the general performance in equity and fixed income markets. If the market volatility and decrease in stock prices experienced during the first two months of 2016 were to continue throughout 2016, it could negatively impact AUMA as well as asset management fees, to the extent such fees are based on AUMA balances. The pricing on asset management accounts varies depending on the type of services provided. Custody and escrow services involve safeguarding and administering client assets but do not involve providing investment management services. These assets are considered to be “non-managed” AUMA and have a significantly lower fee structure than “managed” AUMA. Managed AUMA are assets for which we provide investment management services and fees from these assets are generally based on the market value of the assets on the last day of the prior quarter or month, which subject these fees to market volatility.

For first quarter 2016, asset management fee income increased $362,000, or 8%, compared to first quarter 2015, primarily due to fees from new business added over the past year and price adjustments on certain managed asset accounts. Aggregate AUMA March 31, 2016 increased by $2.3 billion, from both March 31, 2015 and December 31, 2015, largely attributable to the addition late in the first quarter 2016 of a single corporate trust account shown below in custody assets totaling $2.4 billion. This large new account did not contribute meaningfully to fee income during the quarter because it is a non-managed account, which has a lower fee structure than a managed account, and was acquired late in the quarter. It is anticipated that this account will be reduced by approximately $2.0 billion by the end of the year as funds are disbursed or redeployed.

The following table presents the composition of AUMA as of the dates shown.

(Dollars in thousands)	As of			% Change
AUMA	3/31/2016	12/31/2015	3/31/2015	3/31-12/31	3/31-3/31
Personal managed	$1,867,572	$1,872,737	$1,897,644	*	(2)
Corporate and institutional managed	1,592,394	1,787,187	1,826,215	(11)	(13)
Total managed assets	3,459,966	3,659,924	3,723,859	(5)	(7)
Custody assets (1)	6,161,827	3,631,149	3,604,333	70	71
Total AUMA	$9,621,793	$7,291,073	$7,328,192	32	31

*	Less than 1%.

(1)	March 31, 2016 includes a $2.4 billion corporate trust account for which we do not provide investment management services, but do serve as trustee.

Income from our mortgage banking business, which includes gains on loans sold and certain mortgage related loan fees, decreased $806,000, or 21%, to $3.0 million in first quarter 2016 compared to $3.8 million for first quarter 2015 due to a decline in both the volume of loans sold and gains recognized on sale during the current quarter compared to the prior year quarter. In the prolonged low interest rate environment, there has been greater refinancing activity, particularly in first quarter 2015. While still active in first quarter 2016, refinancings did not reach the same levels as the prior year period. We sold $95.8 million of mortgage loans in the secondary market, generating gains of $2.6 million, in first quarter 2016 compared to $137.1 million of mortgage loans sold, generating gains of $3.3 million, in the prior year period. During the latter part of first quarter 2016, we experienced strong application volume and anticipate mortgage banking income will improve in second quarter 2016 as we move into the start of the home purchase season.

The following table presents the composition of capital markets income for the past five quarters.

	Three Months Ended
	2016	2015
(Dollars in thousands)	March 31	December 31	September 30	June 30	March 31
Interest rate contracts	$5,418	$2,866	$2,423	$1,888	$3,149
Foreign exchange contracts	1,685	2,297	1,902	2,362	1,771
Risk participation agreements	—	135	—	53	57
Total capital markets income, excluding credit valuation adjustment (“CVA”)	$7,103	$5,298	$4,325	$4,303	$4,977
CVA	(1,904)	1,043	(1,227)	616	(805)
Total capital markets income	$5,199	$6,341	$3,098	$4,919	$4,172

Capital markets income was $5.2 million in first quarter 2016, increasing $1.0 million from first quarter 2015, and included a negative $1.9 million CVA in the current quarter compared to a negative CVA of $805,000 for first quarter 2015. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income increased $2.1 million, or 43%, compared to first quarter 2015, reflecting higher average deal sizes, longer maturities, and higher spreads for interest rate contracts, offset by slightly lower revenue and notional values in foreign exchange (“FX”) transactions. FX transactions generally provide a more stable source of fee income compared to the transactional nature of interest rate contracts, which are significantly influenced by clients’ views on the extent and timing of future interest rate movements. As shown in the table above, over the past five quarters, fees from interest rate contracts have fluctuated period to period due to both volume and size of transactions.

Treasury management income increased $847,000, or 12%, from first quarter 2015 due to higher volume across our treasury management platforms. The current year increase reflects the ongoing success in cross-selling treasury management services to new commercial clients as we continue to build client relationships, with approximately 73% of our commercial clients using treasury management services at March 31, 2016. Cross-sell and implementation of treasury management services may lag the closing of a credit facility by, on average, three to six months.

Loan, letter of credit, and commitment fees increased $94,000, or 2%, from first quarter 2015, with increases in unused commitment fees and loan fees largely offset by a reduction in standby letter of credit fees. The majority of our unused commitment fees related to revolving facilities, which at March 31, 2016 totaled $9.9 billion, of which $5.3 billion were unused. In comparison, at March 31, 2015, commitments related to revolving facilities totaled $9.1 billion, of which $4.9 billion were unused. The change from the prior year period reflects new client relationships since first quarter 2015.

Syndication fees of $5.4 million in first quarter 2016 were up $2.8 million from first quarter 2015, with a single transaction contributing $1.9 million in fees for the quarter. During first quarter 2016, we were the lead or co-lead in 22 syndicated loan transactions, totaling $888.5 million in commitments, of which we retained $282.9 million in commitments. In the prior year period, we were the lead or co-lead in 15 syndicated loan transactions, totaling $467.1 million in commitments, while retaining $208.7 million in commitments. Syndication fees per transaction typically vary depending on, among other factors, market conditions and the size and structure of the transaction, so the aggregate level of syndication fees earned by us in a given period is not entirely correlated with our volume of syndications and our syndication fees can be expected to fluctuate from quarter to quarter. While we generally expect increased syndication opportunities as we grow our loan portfolio and client relationships, our volume of syndication transactions depends on a number of factors, including portfolio management decisions, the mix of loans originated, and liquidity and demand by other institutions for syndicated loans. We believe that a number of macroeconomic conditions, such as declining commodity prices and uncertainty about economic growth, and regulatory developments, such as enhanced regulatory focus on leveraged lending and CRE concentrations, have impacted market demand for syndicated loans, which could impact our level of syndication fees in future periods.

Non-interest Expense

Table 4
Non-Interest Expense Analysis
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015	% Change
Compensation expense:
Salaries and wages	$28,963	$27,002	7
Share-based costs	6,357	5,143	24
Incentive compensation and commissions	13,307	11,062	20
Payroll taxes, insurance and retirement costs	9,712	9,154	6
Total compensation expense	58,339	52,361	11
Net occupancy and equipment expense	7,215	6,934	4
Technology and related costs	5,293	4,351	22
Marketing	4,404	3,578	23
Professional services	2,994	2,310	30
Outsourced servicing costs	1,840	1,680	10
Net foreclosed property expense	566	1,328	-57
Postage, telephone, and delivery	840	862	-3
Insurance	3,820	3,211	19
Loan and collection:
Loan origination and servicing expense	1,297	1,626	-20
Loan remediation expense	235	642	-63
Total loan and collection expense	1,532	2,268	-32
Other operating expense:
Supplies and printing	111	165	-33
Subscriptions and dues	383	319	20
Education and training	293	284	3
Internal travel and entertainment	473	323	46
Investment manager expense	541	645	-16
Bank charges	318	296	7
Intangibles amortization	540	655	-18
Provision for unfunded commitments	595	376	58
Other expenses	396	1,199	-67
Total other operating expenses	3,650	4,262	-14
Total non-interest expense	$90,493	$83,145	9
Full-time equivalent (“FTE”) employees at period end	1,229	1,165	5
Operating efficiency ratios:
Non-interest expense to average assets	2.09%	2.14%
Net overhead ratio (1)	1.32%	1.27%
Efficiency ratio (2)	51.91%	53.14%
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(1)	Computed as non-interest expense, less non-interest income, annualized, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax-equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 23, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

Non-interest expense increased by $7.3 million, or 9%, in first quarter 2016 compared to first quarter 2015. The increase primarily reflects higher compensation expense, technology costs, marketing costs and professional services costs. This was partially offset by a decrease in net foreclosed property expense and loan and collection expense in first quarter 2016 compared to first quarter 2015.

Compensation expense, which is comprised of salary and wages, share-based costs, incentive compensation and payroll taxes, insurance and retirement costs, increased $6.0 million, or 11%, from first quarter 2015. Salary and wages were up $2.0 million, or 7%, primarily due to a larger employee base compared to levels at March 31, 2015, as well as annual compensation and promotion adjustments. Share-based costs increased $1.2 million, or 24%, attributable to a higher volume of awards granted during first quarter 2016 that met a shortened expense recognition period related to certain retirement provisions and a higher level of annual awards granted. Incentive compensation was up by $2.2 million, or 20%, reflecting the impact of annual merit increases on a greater participant base as well as higher capital markets incentive expense which correlates with performance. Payroll taxes, insurance and retirement costs were up $558,000 due to higher payroll taxes and 401(k) costs associated with a higher level of incentive compensation payments in the current year period compared to the prior year period.

Technology and related costs increased $942,000, or 22%, from $4.4 million at March 31, 2015 to $5.3 million at March 31, 2016 largely due to increased hosting costs and software maintenance costs as we continue to develop our infrastructure and enhance functionality of our existing services.

Marketing expense increased $826,000, or 23%, as a result of our continuing client development activities and increased advertising and branding investments, including a new sponsorship with Broadway in Chicago.

Professional services expense, which includes fees paid for legal services in connection with corporate activities, accounting, and consulting services, increased $684,000, or 30%, from first quarter 2015, primarily due to increased consulting services usage related to risk management and technology initiatives.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, and property ownership costs associated with the maintenance of foreclosed real estate (“OREO”), declined $762,000, or 57%, compared to first quarter 2015 due to lower OREO write-downs, improved execution on sales of OREO and decreased property ownership costs as the population of OREO declined from $15.6 million at March 31, 2015, to $14.8 million at March 31, 2016 with a single property added to OREO in March 2016 representing over 50% of outstanding OREO at March 31, 2016.

Insurance expense increased $609,000, or 19%, from first quarter 2015 and was primarily due to higher FDIC deposit insurance premiums in 2016 resulting from overall asset growth and, to a lesser extent, an increase in the rate paid as a result of changes in the overall composition of our balance sheet.

Loan and collection expense, which consists of certain non-reimbursable costs associated with loan origination and servicing and loan remediation costs for problem and nonperforming loans, declined $736,000, or 32%, in first quarter 2016 from first quarter 2015. Such decline was largely due to a decrease in loan remediation costs, as nonperforming loans were 17% lower from a year ago, and a decline in mortgage-related costs as mortgage activity was lower in first quarter 2016 compared to first quarter 2015.

Other operating expenses declined $612,000, or 14%, from first quarter 2015. Other expenses include bank charges, costs associated with the CDARS® deposit product offering, intangible asset amortization, education-related costs, subscriptions, provision for unfunded commitments, and miscellaneous losses and expenses. The decline in expense during the current quarter is largely associated with market value adjustments and gain on sale on various non-marketable investments, including partnership interests in various Community Reinvestment Act investments and non-mortgage loans held-for-sale.

Our efficiency ratio was 51.9% for first quarter 2016, improving from 53.1% for first quarter 2015, as top-line revenue growth out-paced increases in operating costs. Aside from the impact of seasonally higher employee expenses included in the first quarter efficiency ratio, further meaningful improvement in the efficiency ratio will likely depend on a rise in short-term interest rates, which we expect would cause an increase in our net interest income without a corresponding increase to our non-interest expenses.

Income Taxes

Our provision for income taxes includes federal, state and local income tax expense. For the three months ended March 31, 2016, we recorded an income tax provision of $26.7 million on pre-tax income of $76.2 million (equal to a 35.0% effective tax rate) compared to an income tax provision of $25.2 million on pre-tax income of $66.7 million for the three months ended March 31, 2015 (equal to a 37.8% effective tax rate). The lower tax rate in the first quarter 2016 was attributable to net tax benefits of $1.5 million recorded in the first quarter of 2016, largely in connection with the adoption of a new accounting standard related to the accounting for income taxes associated with share-based compensation.

Net deferred tax assets totaled $90.1 million at March 31, 2016. We have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded during the quarter. This conclusion was based in part on the fact that the Company had cumulative book income for financial statement purposes at March 31, 2016, measured on a trailing three-year basis. In addition, we considered the Company’s recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

For calendar year 2016, we currently expect the effective tax rate to be in the range of 36% to 37%, although a number of factors will continue to influence that estimate.

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

Our Banking segment is the Company’s most significant segment, representing 89% of consolidated total assets and generating nearly all of our net income. The profitability of our Banking segment is dependent on net interest income, provision for loan and covered loan losses, non-interest income (exclusive of asset management fees), and non-interest expense (exclusive of such expenses attributable to our asset management business). The net income for the Banking segment for the three months ended March 31, 2016, was $54.1 million, an increase of $8.0 million from net income of $46.1 million for the prior year period. The increase in net income for the Banking segment was primarily due to a $17.6 million increase in net interest income resulting from $1.3 billion, or 11%, in average loan growth since the prior year period coupled with higher short-term rates. The increase in net interest income was partially offset by a $7.2 million increase in non-interest expenses for the three months ended March 31, 2016, as compared to the prior year period, largely due to an increase in salaries and incentive compensation driven by an increase in staffing, annual salary and promotional adjustments and higher revenue-related incentive compensation costs.

Total loans for the Banking segment increased $191.2 million to $13.5 billion at March 31, 2016, from $13.3 billion at December 31, 2015. Total deposits were $14.5 billion and $14.4 billion at March 31, 2016, and December 31, 2015, respectively.

Asset Management

The Asset Management segment includes certain activities of our Private Wealth group, including investment management, personal trust and estate administration, custodial and escrow services, retirement account administration, and brokerage services. The private banking activities of our Private Wealth group are included with the Banking segment.

Net income from Asset Management increased to $860,000 for first quarter 2016 from $576,000 for the prior year period. The increase was attributable to additional business added since a year ago and increase in fee structure on certain managed asset accounts. AUMA totaled $9.6 billion at March 31, 2016, compared to $7.3 billion at March 31, 2015 and reflected the addition of a $2.4 billion single relationship late in the first quarter 2016.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in the Bank. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of compensation expense allocated to the Holding Company and professional fees. For the three months ended March 31, 2016, the net loss for the Holding Company Activities segment increased to $5.4 million compared to a net loss of $5.2 million for the first quarter 2015. The Holding Company had $50.4 million in cash at March 31, 2016, compared to $61.5 million at December 31, 2015.

Additional information about our operating segments are also discussed in Note 18 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

FINANCIAL CONDITION

Total assets were $17.7 billion at March 31, 2016, a 2% increase from total assets of $17.3 billion at December 31, 2015. Total loans were $13.5 billion at March 31, 2016, compared to $13.3 billion at December 31, 2015. Our total deposits increased slightly to $14.5 billion at March 31, 2016 from $14.3 billion at December 31, 2015. Total stockholders’ equity increased 4% from $1.7 billion at December 31, 2015 to $1.8 billion at March 31, 2016.

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

Table 5
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of March 31, 2016			As of December 31, 2015
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury	$350,905	$347,700	11	$321,651	$322,922	10
U.S. Agencies	46,787	46,390	1	46,098	46,504	1
Collateralized mortgage obligations	93,585	90,496	3	99,972	97,260	3
Residential mortgage-backed securities	878,065	856,515	27	829,855	817,006	27
State and municipal securities	462,506	449,076	14	467,790	458,402	15
Total available-for-sale	1,831,848	1,790,177	56	1,765,366	1,742,094	56
Held-to-Maturity
Collateralized mortgage obligations	48,229	49,013	1	48,979	50,708	2
Residential mortgage-backed securities	1,169,322	1,154,838	35	1,069,572	1,069,746	34
Commercial mortgage-backed securities	252,235	247,980	8	228,063	229,722	7
State and municipal securities	254	254	*	254	254	*
Foreign sovereign debt	500	500	*	500	500	*
Other securities	4,103	4,175	*	3,873	4,353	1
Total held-to-maturity	1,474,643	1,456,760	44	1,351,241	1,355,283	44
Total securities	$3,306,491	$3,246,937	100	$3,116,607	$3,097,377	100

*	Less than 1%

As of March 31, 2016, our securities portfolio totaled $3.3 billion, an increase of 6% compared to December 31, 2015. During the three months ended March 31, 2016, purchases of securities totaled $271.7 million, with $126.8 million in the available-for-sale portfolio and $144.8 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential mortgage-backed securities, as well as purchases of U.S. Treasury securities, state and municipal securities and residential and commercial mortgage-backed securities.

In conjunction with ongoing portfolio management and rebalancing activities, during the three months ended March 31, 2016, we sold $26.7 million in state and municipal securities, resulting in a net securities gain of $531,000.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprised 74% of the total portfolio at March 31, 2016. All of the mortgage-backed securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage-backed securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 14% of the total portfolio at March 31, 2016. This type of security has historically experienced very low default rates and provided a predictable cash flow because it generally is not subject to significant prepayment. For a portion of our state and local municipality debt instruments, insurance companies and state programs provide credit enhancement to improve the credit rating and liquidity of the issuance. Management considers underlying municipality credit strength and any credit enhancement when evaluating a purchase or sale decision.

We do not hold direct exposure to the obligations of the State of Illinois. We hold some bonds from municipalities in Illinois, but the finances of these municipalities are not primarily dependent on the finances of the State of Illinois.

At March 31, 2016, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $25.4 million, an increase of $11.3 million from December 31, 2015, primarily due to decreases in interest rates and the corresponding increase in the value of the securities. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future market volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

During the year ended December 31, 2015, we identified three municipal debt securities from the same issuer totaling $1.1 million, which had credit rating downgrades during the period. We determined that the difference between amortized cost and fair value was other-than-temporary and accordingly, recognized the difference in our operating results at December 31, 2015. The securities were sold in January 2016 with no further loss recognized.

The following table summarizes activity in the Company’s investment securities portfolio during 2016. There were no transfers of securities between investment categories during the year.

Table 6
Investment Portfolio Activity
(Dollars in thousands)

	Three Months Ended March 31, 2016
	Securities Available-for-Sale	Securities Held-to-Maturity
Balance at beginning of period	$1,765,366	$1,355,283
Additions:
Purchases	126,833	144,869
Reductions:
Sales proceeds	(26,682)	—
Net gains on sale	531	—
Principal maturities, prepayments and calls, net of gains	(49,584)	(41,308)
Amortization of premiums and accretion of discounts	(3,015)	(2,084)
Total reductions	(78,750)	(43,392)
Increase in market value	18,399	—	(1)
Balance at end of period	$1,831,848	$1,456,760

(1)
The held-to-maturity portfolio is recorded at cost, with no adjustment for the $4.0 million unrealized loss in the portfolio at the beginning of 2016 or the increase in market value of $21.9 million for the three months ended March 31, 2016, respectively.

The following table presents the maturities of the different types of investments that we owned at March 31, 2016, and the corresponding interest rates.

Table 7
Maturity Distribution and Portfolio Yields
(Dollars in thousands)

	As of March 31, 2016
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Securities Available-for-Sale
U.S. Treasury	$—	—%	$347,700	1.19%	$—	—%	$—	—%
U.S. Agencies	—	—%	46,390	1.30%	—	—%	—	—%
Collateralized mortgage obligations (1)	6,928	3.40%	83,568	3.19%	—	—%	—	—%
Residential mortgage-backed securities (1)	661	4.74%	445,932	3.24%	397,023	2.29%	12,899	3.01%
State and municipal securities (2)	15,861	2.35%	172,720	1.97%	247,891	2.10%	12,604	2.32%
Total available-for-sale	23,450	2.73%	1,096,310	2.30%	644,914	2.22%	25,503	2.67%
Securities Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	49,013	1.40%	—	—%	—	—%
Residential mortgage-backed securities (1)	—	—%	393,458	2.45%	379,011	2.57%	382,369	2.94%
Commercial mortgage-backed securities (1)	80	1.08%	120,013	1.75%	127,887	2.37%	—	—%
State and municipal securities (2)	132	2.67%	122	2.94%	—	—%	—	—%
Foreign sovereign debt	—	—%	500	1.76%
Other securities	—	—%	—	—%	4,175	7.01%	—	—%
Total held-to-maturity	212	2.07%	563,106	2.21%	511,073	2.56%	382,369	2.94%
Total securities	$23,662	2.72%	$1,659,416	2.27%	$1,155,987	2.37%	$407,872	2.92%

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

Portfolio Composition

Table 8
Loan Portfolio
(Dollars in thousands)

	March 31, 2016	% of Total	December 31, 2015	% of Total	% Change in Balances
Commercial and industrial	$6,812,596	51	$6,747,389	51	1
Commercial – owner-occupied real estate	1,865,242	14	1,888,238	14	-1
Total commercial	8,677,838	65	8,635,627	65	—
Commercial real estate	2,705,694	20	2,629,873	20	3
Commercial real estate – multi-family	764,292	5	722,637	5	6
Total commercial real estate	3,469,986	25	3,352,510	25	4
Construction	537,304	4	522,263	4	3
Total commercial real estate and construction	4,007,290	29	3,874,773	29	3
Residential real estate	477,263	4	461,412	4	3
Home equity	126,096	1	129,317	1	-2
Personal	169,178	1	165,346	1	2
Total loans	$13,457,665	100	$13,266,475	100	1

Total loans were $13.5 billion at March 31, 2016, compared to $13.3 billion at December 31, 2015, increasing $191.2 million during the three months ended March 31, 2016, compared to our five-quarter trailing average loan growth of approximately $420.3 million at March 31, 2016. Much of the current period growth was in our CRE and construction loan portfolios, which increased $132.5 million from year end 2015. While overall loan growth was impacted by a higher level of payoffs during the three months ended March 31, 2016 ($508.1 million compared to our five-quarter trailing average payoffs of $450.4 million), new loans to new clients totaled $396.6 million. Payoffs during the first three months of 2016 were driven by market conditions for business and real estate property sales and refinancing into the long-term market. Revolving line usage on the overall loan portfolio decreased to 46% at March 31, 2016, from 47% at December 31, 2015.

Heightened competition from both bank and nonbank lenders has affected, and continues to affect, borrowers’ expectations regarding both pricing and loan structure, which may impact our growth rate due to increasing availability in the market of financing alternatives offering terms outside our pricing and risk tolerances. Our primary strategy is focused on developing new relationships that generate opportunities to provide comprehensive banking services to our clients and, accordingly, we seek to maintain a disciplined approach when pricing and structuring new credit opportunities.
Our loan growth for the quarter was driven by growth in CRE loans, which increased $117.5 million, and growth in our commercial and industrial loans, which increased $42.2 million, from December 31, 2015 to March 31, 2016. Within the CRE portfolio, draws on construction loans increased $139.0 million for the quarter, which were partially offset by construction loans being moved to CRE. This is indicative of the uneven CRE loan life cycle as we are a short- and intermediate-term CRE lender. Growth in our CRE portfolio can be attributed to new client activity and increases in multi-family loans and mixed use/other loans.

We generally earn higher yields on our commercial and industrial portfolio, particularly related to our specialized lending products, such as healthcare and security alarm financing, than other segments of our loan portfolio. We also have greater potential to cross-sell other products and services, such as treasury management services, to our commercial and industrial lending clients.

In the normal course of our business, we participate in loan transactions that involve a number of banks in an effort to maintain and build client relationships while managing portfolio risk, with a view to cross-selling products and originating loans for the borrowers in the future. Although we often strive to lead or co-lead the arrangement, we also participate in transactions led by other banks when we have a relationship with, or seek to develop a relationship with, the borrower. Loan syndications assist us with decreasing credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our $13.5 billion in total loans at March 31, 2016, we were party to $4.9 billion of loans with other financial institutions, consisting of $2.2 billion in retained balances in syndicated loans that were led or co-led by us and $2.7 billion for which we were a non-lead participant in the syndicated loan. Within this $4.9 billion portfolio, $2.9 billion of loans were shared national credits (“SNCs”), which are loan commitments of at least $20 million that are shared by three or more regulatory depository institutions, of which we are the lead or co-lead in $1.0 billion and the non-lead participant for $1.9 billion. Of the $396.6 million of new lending to new clients during first quarter 2016, approximately $77.0 million, or 19%, were SNCs. To the extent financing opportunities we pursue exceed our risk appetite for larger credit exposures and we are not able to syndicate the loan transactions, our loan growth may be impacted.

The following table summarizes the composition of our commercial loan portfolio at March 31, 2016, and December 31, 2015 based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client’s ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client’s underlying business activity changes, classification differences between periods will arise.

Table 9
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Manufacturing	$1,830,084	21	$1,810,085	21
Healthcare	1,707,426	20	1,807,764	21
Finance and insurance	1,368,563	16	1,333,363	15
Wholesale trade	774,917	9	768,571	9
Professional, scientific and technical services	566,940	7	574,278	7
Real estate, rental and leasing	607,346	7	542,437	6
Administrative, support, waste management and remediation services	469,752	5	481,827	5
Architecture, engineering and construction	274,190	3	252,351	3
Telecommunication and publishing	212,640	2	203,994	2
Retail	211,625	2	228,935	3
All other (1)	654,355	8	632,022	8
Total commercial (2)	$8,677,838	100	$8,635,627	100

(1)	All other consists of numerous smaller balances across a variety of industries with no category greater than 2% of total loans.

(2)	Includes owner-occupied commercial real estate of $1.9 billion at March 31, 2016 and December 31, 2015.

Our manufacturing portfolio, representing 21% of our commercial lending portfolio and 14% of the total portfolio at March 31, 2016, is well diversified among sub-industry and product types. The manufacturing industry classification is a key component of our core business. During 2015, particularly in the second half of the year, and in first quarter 2016, the U.S. manufacturing sector experienced a significant slowdown, as evidenced by declines or slowing rates of growth in a number of key indicators, due in part to the economic headwinds of lower commodity prices, a strong U.S. dollar, and declining oil and gas prices. The stress currently faced by the durable goods manufacturing sector could adversely impact our existing portfolio and/or our future loan growth rate.

Our healthcare portfolio totaled $1.7 billion at March 31, 2016, down $100.3 million from $1.8 billion at December 31, 2015. The decrease was primarily a result of significant payoffs in the first quarter due to high valuations for healthcare facilities influenced by low interest expense, low energy costs, and steady employment. We have a specialized niche in the skilled nursing, assisted living, and residential care segment of the healthcare industry. Loan relationships to these providers tend to be larger extensions of credit with borrowers primarily represented by for-profit businesses. At March 31, 2016, 20% of our commercial loan portfolio and 13% of our total loan portfolio was composed of loans extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. The facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Accordingly, our clients and their ability to service this debt may be adversely impacted by the financial health of state or federal payors. In recent years, there have been reductions in the reimbursement rates in certain states and government entities are taking longer to reimburse providers. For example, in the State of Illinois, the Medicaid reimbursement rate was reduced and the budget impasse, which has resulted in the state operating without a budget since June 30, 2015, has contributed to reduced Medicaid payments to healthcare providers. Although our healthcare commercial loan portfolio is well diversified across 28 states, loans to borrowers in the State of Illinois represented our highest geographic concentration of healthcare loans at 20% of the healthcare commercial loan portfolio, or $335.4 million, as of March 31, 2016. The challenged financial condition of the State of Illinois has had some adverse effects on the cash flow position of some of our Illinois-based healthcare borrowers. Despite this impact on client cash flows, to date, the healthcare loan portfolio has experienced minimal defaults and losses. We are actively monitoring the Illinois budget situation and its potential impact on our borrowers to manage the risks presented by the state’s budget problems and overall challenged financial condition.

The third largest segment of our commercial loan portfolio is the finance and insurance portfolio, which increased $35.2 million since December 31, 2015 and now represents 16% of our commercial lending portfolio at March 31, 2016 compared to 15% at December 31, 2015. The increase in the portfolio was primarily due to an increase in specialty finance loans, which totaled $406.4 million as of March 31, 2016, up from $388.2 million at December 31, 2015. This type of lending represents loans to nonbank specialty finance lenders that provide various types of financing to their customers, such as consumer financing, auto financing, equipment financing or other types of asset-based lending. The growth in this portfolio is a result of pursuing new opportunities to add specialized industry knowledge amongst our client relationship managers, with an expanded team in 2015 and a greater presence in the market, which contributed to the growth in this sector. The current quarter growth was offset by a $69.2 million decrease in outstanding loans under bridge lines to private equity funds, which provide such funds with liquidity as a bridge to the next capital call from their investors. The terms of such loans are generally between 90 and 120 days and, given their purpose, these loans generally remain outstanding for a short period of time. Amounts outstanding under these lines generally will fluctuate from quarter to quarter given their transactional nature. At March 31, 2016, amounts outstanding under bridge lines totaled $170.8 million.

The following table summarizes our CRE and construction loan portfolios by collateral type at March 31, 2016, and December 31, 2015.

Table 10
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Multi-family	$764,292	22	$722,637	22
Retail	761,470	22	763,179	23
Office	595,651	17	572,711	17
Healthcare	355,383	10	335,918	10
Industrial/warehouse	334,671	10	319,958	9
Land	241,158	7	247,190	7
Residential 1-4 family	92,252	3	86,214	3
Mixed use/other	325,109	9	304,703	9
Total commercial real estate	$3,469,986	100	$3,352,510	100
Construction
Multi-family	$152,060	28	$130,020	25
Healthcare	118,729	22	62,460	12
Retail	84,485	16	107,327	21
Office	60,259	11	84,459	16
Condominiums	42,851	8	37,451	7
Industrial/warehouse	38,631	7	46,530	9
Residential 1-4 family	18,561	4	21,849	4
Mixed use/other	21,728	4	32,167	6
Total construction	$537,304	100	$522,263	100

Of the combined CRE and construction portfolios, the three largest categories at March 31, 2016, were multi-family, retail and office, which represented 23%, 21% and 16%, respectively. Generally, we are a short to intermediate term real estate lender and our CRE and construction portfolio strategies focus on core real estate classes in the markets in which we operate and established sponsors and developers with which we have prior experience, other banking relationships or the opportunity to offer comprehensive banking relationships. Within the multi-family asset type, we believe we are well diversified across property types (low-rise, mid-rise, and high-rise structures), unit types (traditional unit sizes, micro units, etc.), class (luxury class A, mid-point class B, etc.) and location. Additionally, the multi-family asset type is further diversified with a combination of stabilization of prior construction projects, existing property improvements, and stable assets with strong recurring cash flows. Payoffs during the three months ended March 31, 2016 included property sales and refinancing into the long-term market.

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

The following table summarizes our credit relationships with commitments greater than $25 million as of March 31, 2016, and December 31, 2015.

Table 11
Client Relationships with Commitments Greater Than $25 Million
(Dollars in thousands)

	March 31, 2016	December 31, 2015
Commitments greater than $25 million
Number of client relationships	152	149
Percentage that are commercial and industrial businesses	87%	88%
Aggregate amount of commitments	$5,025,246	$4,976,666
Funded loan balances	$2,891,082	$2,841,801
Funded loan balances as a percent of total loan portfolio	21%	21%

As part of the risk-based deposit insurance assessment framework, the FDIC has established a regulatory classification of “higher-risk assets,” which include higher-risk commercial and industrial loans (funded and unfunded), construction and development (“C&D”) loans (funded and unfunded), non-traditional mortgages, and higher-risk consumer loans. As part of our overall portfolio risk management, we have developed a plan to manage our level of higher-risk assets relative to our capital position and within our overall risk appetite and generally have focused in recent periods on being selective in originating loans that are classified as higher-risk assets. The following table summarizes our higher-risk assets as of March 31, 2016, and December 31, 2015.

Table 12 (1)
Higher-Risk Assets
(Amounts in thousands)

	March 31, 2016		December 31, 2015
	Outstanding	Unfunded Commitment	Outstanding	Unfunded Commitment
Commercial and industrial	$1,452,935	$455,521	$1,501,418	$484,654
Construction and development	800,745	837,655	789,637	958,829
Non-traditional mortgages	812	—	959	—
Consumer	9,814	—	10,445	—
Total	$2,264,306	$1,293,176	$2,302,459	$1,443,483

(1)	Loan category classification is based on the FDIC’s regulatory definitions.

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

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of March 31, 2016, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 13
Maturities and Sensitivities of Loans to Changes in Interest Rates (1)
(Amounts in thousands)

	As of March 31, 2016
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$2,138,214	$6,328,272	$211,352	$8,677,838
Commercial real estate	1,156,498	2,038,821	274,667	3,469,986
Construction	113,176	422,107	2,021	537,304
Residential real estate	7,820	946	468,497	477,263
Home equity	10,620	65,893	49,583	126,096
Personal	123,460	45,521	197	169,178
Total	$3,549,788	$8,901,560	$1,006,317	$13,457,665
Loans maturing after one year:
Predetermined (fixed) interest rates		$155,876	$320,278
Floating interest rates		8,745,684	686,039
Total		$8,901,560	$1,006,317

(1)
Maturities are based on contractual maturity date. Actual timing of repayment may differ from those reflected in the table as clients may choose to pre-pay their outstanding balance prior to the contractual maturity date.

Of the $9.4 billion in loans maturing after one year with a floating interest rate, $1.1 billion are subject to interest rate floors, of which $761.2 million had such floors in effect at March 31, 2016. For further analysis and information related to interest sensitivity, see Item 3 “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

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

A discussion of our accounting policies for “Delinquent Loans, Special Mention and Potential Problem Loans, Restructured Loans and Nonperforming Assets” can be found in Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Loans and Credit Quality” in the “Notes to Consolidated Financial Statements” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, special mention, potential problem and past due loans for the past five quarters.

Table 14
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	2016	2015
	March 31	December 31	September 30	June 30	March 31
Nonaccrual loans:
Commercial	$41,374	$32,794	$18,370	$27,845	$38,973
Commercial real estate	8,242	8,501	12,041	13,441	15,619
Residential real estate	3,900	4,762	4,272	4,116	4,763
Personal and home equity	5,554	7,692	9,299	11,172	11,663
Total nonaccrual loans	59,070	53,749	43,982	56,574	71,018
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	59,070	53,749	43,982	56,574	71,018
OREO	14,806	7,273	12,760	15,084	15,625
Total nonperforming assets	$73,876	$61,022	$56,742	$71,658	$86,643
Nonaccrual troubled debt restructured loans (included in nonaccrual loans):
Commercial	$20,285	$25,034	$10,674	$7,944	$17,333
Commercial real estate	7,854	7,619	9,397	10,638	12,335
Residential real estate	—	1,341	1,308	1,325	1,737
Personal and home equity	5,763	5,177	5,402	5,832	5,985
Total nonaccrual troubled debt restructured loans	$33,902	$39,171	$26,781	$25,739	$37,390
Restructured loans accruing interest:
Commercial	$26,830	$14,526	$23,596	$34,932	$20,775
Commercial real estate	—	—	—	—	177
Personal and home equity	2,005	2,020	2,101	1,754	1,416
Total restructured loans accruing interest	$28,835	$16,546	$25,697	$36,686	$22,368
Special mention loans	$121,239	$120,028	$146,827	$132,441	$102,651
Potential problem loans	$136,322	$132,398	$127,950	$137,757	$107,038
30-89 days past due loans	$15,732	$9,067	$6,420	$2,823	$9,217
Nonperforming loans to total loans	0.44%	0.41%	0.34%	0.45%	0.58%
Nonperforming loans to total assets	0.33%	0.31%	0.26%	0.35%	0.43%
Nonperforming assets to total assets	0.42%	0.35%	0.34%	0.44%	0.53%
Allowance for loan losses as a percent of nonperforming loans	280%	299%	370%	278%	221%

Nonperforming loans totaled $59.1 million at March 31, 2016, up 10% from $53.7 million at December 31, 2015, and down 17% from March 31, 2015. Nonperforming loan inflows, which are primarily composed of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status), were $24.7 million during first quarter 2016, with two credits representing approximately 60% of such inflows. The improving economic environment has provided greater opportunity to work with clients to repair and resolve credit relationships starting to exhibit signs of weakness prior to reaching greater deterioration. Nonperforming loans as a percent of total loans were 0.44% at March 31, 2016, down from 0.41% at December 31, 2015, and 0.58% at March 31, 2015.

OREO increased $7.5 million to $14.8 million from $7.3 million at December 31, 2015, with $8.2 million of total outstanding OREO at March 31, 2016 consisting of an individual property that transferred into OREO during the current quarter. This inflow was partially offset by sales of OREO and valuation adjustments as we continue to dispose and settle properties.

As a result of the activity described above for nonperforming loans and OREO, nonperforming assets increased 21% from year end 2015 to $73.9 million at March 31, 2016, and declined 15% from March 31, 2015. Nonperforming assets as a percentage of total assets were 0.42% at March 31, 2016, compared to 0.35% at December 31, 2015.

As of March 31, 2016, special mention and potential problem loans totaled $257.6 million, increasing $5.2 million from $252.4 million, as of December 31, 2015. Potential problem loans totaled $136.3 million at March 31, 2016, increasing $3.9 million from $132.4 million at December 31, 2015, primarily in the commercial loan portfolio. At March 31, 2016, commercial loans comprised $129.8 million, or 95% of total potential problems loan, with six borrowers representing over 50% of the total. Because our loan portfolio contains loans that may be larger in size, changes in the performance of larger credits may from time to time create fluctuations in our credit quality metrics, including nonperforming, special mention and potential problem loans.

The following table presents changes in our nonperforming loans for the past five quarters.

Table 15
Nonperforming Loans Rollforward
(Amounts in thousands)

	Three Months Ended
	2016	2015
	March 31	December 31	September 30	June 30	March 31
Nonperforming loans:
Balance at beginning of period	$53,749	$43,982	$56,574	$71,018	$67,544
Additions:
New nonaccrual loans (1)	24,720	19,969	1,127	6,884	16,279
Reductions:
Return to performing status	(907)	(614)	(998)	—	(97)
Paydowns and payoffs, net of advances	(6,920)	(997)	(8,807)	(15,800)	(4,841)
Net sales	—	(393)	(1,990)	(317)	(2,407)
Transfer to OREO	(9,294)	(1,141)	(954)	(1,996)	(2,152)
Transfer to loans held-for-sale	—	(667)	—	—	—
Charge-offs	(2,278)	(6,390)	(970)	(3,215)	(3,308)
Total reductions	(19,399)	(10,202)	(13,719)	(21,328)	(12,805)
Balance at end of period	$59,070	$53,749	$43,982	$56,574	$71,018
Nonaccruing troubled debt restructured loans (included in nonperforming loans):
Balance at beginning of period	$39,171	$26,781	$25,739	$37,390	$36,298
Additions:
New nonaccrual troubled debt restructured loans (1)	1,353	17,773	5,014	4,751	6,666
Reductions:
Return to performing status	(339)	(518)	(338)	—	(78)
Paydowns and payoffs, net of advances	(5,549)	1,151	(2,000)	(11,747)	(2,336)
Net sales	—	(278)	(629)	—	(140)
Transfer to OREO	(681)	—	(879)	(1,960)	(874)
Charge-offs	(53)	(5,738)	(126)	(2,695)	(2,146)
Total reductions	(6,622)	(5,383)	(3,972)	(16,402)	(5,574)
Balance at end of period	$33,902	$39,171	$26,781	$25,739	$37,390

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

Credit Quality Management and Allowance for Credit Losses

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

The accounting policies underlying the establishment and maintenance of the allowance for loan losses through provisions charged to operating expense are discussed more fully in Note 1 of “Notes to Consolidated Financial Statements” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The following table presents our allocation of the allowance for loan losses by loan category at the dates shown.

Table 16
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	March 31, 2016	% of Total	December 31, 2015	% of Total
Commercial	$120,688	73	$117,619	73
Commercial real estate	29,957	18	27,610	17
Construction	4,931	3	5,441	4
Residential real estate	4,043	3	4,239	3
Home equity	3,426	2	3,744	2
Personal	2,311	1	2,083	1
Total	$165,356	100%	$160,736	100%
Specific reserve	$6,751	4%	$7,262	5%
General reserve	$158,605	96%	$153,474	95%
Recorded Investment in Loans:
Ending balance, specific reserve	$87,905		$70,295
Ending balance, general allocated reserve	13,369,760		13,196,180
Total loans at period end	$13,457,665		$13,266,475

Specific Component of the Allowance

The specific reserve requirements are the summation of individual reserves related to impaired loans that are analyzed on a loan-by-loan basis at the balance sheet date. At March 31, 2016, the specific reserve component of the allowance totaled $6.8 million, down slightly from $7.3 million at December 31, 2015. Of the $87.9 million in impaired loans at March 31, 2016, and the $70.3 million in impaired loans at December 31, 2015, 46% and 54%, respectively, required a specific reserve.

General Allocated Component of the Allowance

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors and considerations applied to segments of our loan portfolio. Our methodology applies a historical loss model that takes into account at a product level (e.g., commercial, CRE, construction, etc.) the default and loss history of similar products or sub-products using a look-back period that begins in 2010 and is updated with monthly data on a lagged quarter to the most recent period. Prior to 2015, we segregated loans by vintage based on origination year (“legacy” and “transformational,” with legacy referring to loans originated in 2007 and prior years, and transformational referring to loans originated after the implementation of our strategic growth plan in late 2007) and product type. Our current methodology no longer segregates loans by vintage and does not classify loans as legacy or transformational. In light of the small balance of legacy loans in relation to our overall loan portfolio (approximately 4%) and the amount of time that has passed since implementing our strategic growth plan, we believe that our historical loss data since 2010 is more relevant to the inherent losses in our loan portfolio and reflective of current market conditions.

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

We assess the appropriate balance of the general allocated component of the reserve at the model loss emergence period based on a variety of internal and external quantitative and qualitative factors giving consideration to conditions that we believe are not fully reflected in the model-generated loss estimates. Topics considered in this assessment include changes in lending practices and procedures (e.g., underwriting standards) internally and in our industry, changes in business or economic conditions, changes in the nature and volume of loans, changes in staffing or management in our lending teams, changes in the quality of our results from loan reviews (which includes credit quality trends and risk rating accuracy), changes in underlying collateral values, recent portfolio performance, concentration risks, and other external factors such as legal or regulatory matters relevant to management’s assessment of required reserve levels. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve differs from the amount determined through the model-driven quantitative framework, with respect to a given product type. In determining the amount of any qualitative adjustment to be made to the quantitative model output, management may adjust the PD and/or LGD for a product type (or a sub-segment within a product type) to reflect conditions that it does not believe are reflected in historical loss rates and apply those adjusted PDs and LGDs to determine the impact on the model output, with the result used to inform management’s determination of the appropriate qualitative adjustment to be made to the general allocated component for the product type.

In our evaluation of the quantitatively-determined amount and the adequacy of the allowance at March 31, 2016, we considered a number of factors for each product consistent with the considerations discussed in the prior paragraph. The following describes the primary management qualitative adjustments made to each product type in determining our reserve levels at March 31, 2016:

•
Commercial - Management increased the model output for this product type to reflect: the overall slowdown in the U.S. manufacturing industry by considering our own PD versus industry-wide default rates; increased leverage metrics on existing borrowers within the portfolio; and competitive loan structures in the industry. Management increased LGDs used for the general commercial and industrial segment to reduce the impact of recoveries relating to loans charged off in older periods. Management also increased the LGDs used for the asset-based lending sub-segment based on industry data because we do not have loss experience in recent years for this sub-segment.

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

•
Consumer - Management increased the model output to reflect: borrowers’ credit strength and willingness to purchase homes (e.g., due to high student debt levels); and general economic conditions and interest rate trends that impact these products.

Management also considers the amount and characteristics of the accruing TDRs removed from the general reserve formulas as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

In determining our reserve levels at March 31, 2016, we established a general reserve that includes management’s qualitative assessment discussed above, which increased the reserve to a higher output than the model’s quantitative output, in total. This judgment was influenced primarily by recent indicators in our commercial portfolio, such as the increasing leverage metrics for some existing borrowers, changes in underwriting standards, and volume and nature of loan growth, which have not yet been fully incorporated into the model output.

The general allocated component of the allowance increased by $5.1 million, or 3%, from $153.5 million at December 31, 2015, to $158.6 million at March 31, 2016. The increase in the general allocated reserve primarily reflects the $191.2 million growth in the loan portfolio in first quarter 2016 and changes in the credit quality of the existing portfolio for certain sectors in the commercial portfolio, specifically in the portfolio of leveraged commercial and industrial loans, and increases in the reserve in the CRE portfolio due to current portfolio risk metrics within this product type.

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

Management evaluates the adequacy of the allowance for loan losses and reviews the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of March 31, 2016, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including for those loans where the loss is not yet identifiable).

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

Table 17
Allowance for Credit Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Three Months Ended
	2016	2015
	March 31	December 31	September 30	June 30	March 31
Change in allowance for loan losses:
Balance at beginning of period	$160,736	$162,868	$157,051	$156,610	$152,498
Loans charged-off:
Commercial	(78)	(5,654)	(661)	(2,921)	(2,202)
Commercial real estate	(1,497)	(298)	(175)	(98)	(887)
Residential real estate	(484)	(166)	(97)	(194)	(37)
Home equity	(192)	(260)	(85)	—	(371)
Personal	(150)	(15)	(6)	(28)	(10)
Total charge-offs	(2,401)	(6,393)	(1,024)	(3,241)	(3,507)
Recoveries on loans previously charged-off:
Commercial	187	786	2,115	984	511
Commercial real estate	296	205	134	272	598
Construction	19	11	10	164	19
Residential real estate	19	16	198	47	57
Home equity	34	314	50	73	70
Personal	30	12	131	86	873
Total recoveries	585	1,344	2,638	1,626	2,128
Net (charge-offs) recoveries	(1,816)	(5,049)	1,614	(1,615)	(1,379)
Provisions charged to operating expense	6,436	2,917	4,203	2,056	5,491
Balance at end of period	$165,356	$160,736	$162,868	$157,051	$156,610
Reserve for unfunded commitments (1)	$12,354	$11,759	$15,209	$13,157	$12,650
Allowance as a percent of loans at period end	1.23%	1.21%	1.25%	1.25%	1.29%
Average loans, excluding covered assets	$13,311,733	$13,190,400	$12,814,714	$12,399,878	$12,049,687
Ratio of net charge-offs (recoveries)(annualized) to average loans outstanding for the period	0.05%	0.15%	-0.05%	0.05%	0.05%
Allowance for loan losses as a percent of nonperforming loans	280%	299%	370%	278%	221%

(1)	Included in other liabilities on the consolidated statements of financial condition

Activity in the Allowance for Loan Losses

The allowance for loan losses increased $4.6 million to $165.4 million at March 31, 2016, from $160.7 million at December 31, 2015, and was largely reflective of the $191.2 million of loan growth during the quarter. The allowance for loan losses to total loans ratio was 1.23% at March 31, 2016 and 1.21% at December 31, 2015.

Gross charge-offs declined 32% to $2.4 million for first quarter 2016 from $3.5 million for the year ago period and declined 62% from $6.4 million for fourth quarter 2015. CRE loans comprised 62% of total charge-offs in first quarter 2016, with 93% of total CRE charge-offs in the current quarter related to an individual credit.

The provision for loan losses is the expense recognized in the consolidated statements of income to adjust the allowance for loan losses to the level deemed appropriate by management, as determined through application of our allowance methodology. The provision for loan losses for the three months ended March 31, 2016 was $6.4 million, up from $2.9 million for the prior quarter and $5.5 million for first quarter 2015, and fluctuates period to period depending on the level of loan growth and unevenness in credit quality due to the size of individual credits. Given the relatively low level of specific reserves at March 31, 2016, we expect any further benefit to provision expense resulting from the release of existing specific reserves to be minimal. Accordingly, we expect our provision expense going forward to be driven by changes to the general allocated reserve component due to overall loan growth and credit performance and, if necessary, any new specific reserves that may be required.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the three months ended March 31, 2016, our reserve for unfunded commitments increased $595,000 from $11.8 million at December 31, 2015, to $12.4 million and consisted of $12.0 million in general reserve and $395,000 in specific reserves at March 31, 2016. For the three months ended March 31, 2016, the general reserves increased $572,000, driven by higher unfunded commitment levels and an increase in the likelihood of certain product categories to draw on unused lines and loss factors. The specific reserve remained flat compared to December 31, 2015. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the consolidated statements of income. Unfunded commitments, excluding covered assets, totaled $6.4 billion and $6.5 billion at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, unfunded commitments with maturities of less than one year approximated $1.7 billion. For further information on our unfunded commitments, refer to Note 16 of “Notes to Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q.

COVERED ASSETS

At March 31, 2016 and December 31, 2015, covered assets represent acquired residential mortgage loans and foreclosed loan collateral covered under a loss share agreement with the FDIC and include an indemnification receivable representing the present value of the expected reimbursement from the FDIC related to expected losses on the covered assets. The loss share agreement will expire on September 30, 2019.

Total covered assets, net of allowance for covered loan losses, declined by $1.0 million, or 5%, from $21.2 million at December 31, 2015 to $20.2 million at March 31, 2016. The reduction was primarily attributable to $1.6 million in principal paydowns, net of advances, as well as the impact of such on the evaluation of expected cash flows and discount accretion levels. At March 31, 2016, the indemnification receivable totaled $1.5 million, compared to $1.7 million at December 31, 2015. Because the remaining covered assets largely represent single-family mortgages, we do not expect a significant change in balances from period to period. Total delinquent and nonperforming covered loans totaled $4.1 million at March 31, 2016, and $5.2 million at December 31, 2015.

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

We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, and selectively purchase securities and investments. Liquid assets refer to cash on hand, Federal funds (“Fed funds”) sold and securities. Net liquid assets represent liquid assets less the amount of such assets pledged to secure deposits, repurchase agreements, FHLB advances and FRB borrowings that require collateral and to satisfy contractual obligations. Net liquid assets at the Bank were $3.2 billion and $2.9 billion at March 31, 2016 and December 31, 2015, respectively.

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

The primary sources of funding for the Holding Company include dividends received from the Bank, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt and equity. As an additional source of funding, the Holding Company has a 364-day revolving line of credit with a group of commercial banks allowing borrowings of up to $60.0 million in total. As of March 31, 2016, no amounts were drawn on the facility. The Holding Company had $50.4 million in cash at March 31, 2016, compared to $61.5 million at December 31, 2015.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $6.6 million from the prior year period to $112.6 million for the three months ended March 31, 2016. Cash flows from investing activities reflect the impact of growth in loans and investments acquired for our interest-earning asset portfolios, as well as asset maturities and sales. For the three months ended March 31, 2016, net cash used in investing activities was $370.8 million, compared to $290.9 million for the prior year period. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash provided by financing activities for the quarter ended March 31, 2016, was $345.0 million, compared to $718.8 million for the prior year period. The current period reflected a net increase in FHLB advances of $230.0 million and a net increase in deposit accounts of $119.3 million.

Deposits

Our deposit base is predominately composed of middle market commercial client relationships from a diversified industry base. We offer a suite of deposit and cash management products and services that support our efforts to attract and retain commercial clients. These deposits are generated principally through the development of long-term relationships with clients. Approximately 70% of our deposits at March 31, 2016, were accounts managed by our commercial business groups.

Through our community banking and private wealth groups, we offer a variety of small business and personal banking products, including checking, savings and money market accounts and certificates of deposit (“CDs”). Approximately 27% of our deposits at March 31, 2016, were accounts managed by our community banking and private wealth groups.

Public fund balances, denoting the funds held on account for municipalities and other public entities, are included as part of our total deposits. We enter into specific agreements with certain public clients to pledge collateral, primarily securities, in support of their balances on deposit. At March 31, 2016, we had public funds on deposit totaling $776.9 million, or approximately 5% of our deposits. Changes in public fund balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following table provides a comparison of deposits by category for the periods presented.

Table 18
Deposits
(Dollars in thousands)

	March 31, 2016	% of Total	December 31, 2015	% of Total	% Change in Balances
Noninterest-bearing demand deposits	$4,338,177	30	$4,355,700	30	—
Interest-bearing demand deposits	1,445,368	10	1,503,372	11	-4
Savings deposits	410,891	3	377,191	3	9
Money market accounts	6,132,695	42	5,919,252	41	4
Time deposits	2,137,738	15	2,190,077	15	-2
Total deposits	$14,464,869	100	$14,345,592	100	1

Total deposits at March 31, 2016, increased $119.3 million, or 1%, to $14.5 billion from year end 2015, driven primarily by a $213.4 million increase in money market deposits, offset by decreases of $58.0 million of interest-bearing demand deposits and $52.3 million of time deposits. Total average deposit growth since year end 2015 was $83.1 million. Due to the predominantly commercial nature of our client base, we experience fluctuations in our deposit base from time to time due to large deposit movements in certain client accounts, such as in connection with client-specific corporate acquisitions and divestitures. Our loan to deposit ratio was 93% at March 31, 2016, comparable to 92% at December 31, 2015. In addition to the quarter-to-quarter fluctuations in deposit balances that we sometimes experience due to client-specific events, the nature of our commercial client base has historically led to gradually increasing deposit balances in the second half of the year compared to the first half, although there is no assurance that this historical trend will repeat in future years.

Since December 31, 2015, we have added $269.2 million in new deposits from clients in the financial services industry, such as securities broker-dealers (“BDs”) for which we serve as a program bank in their cash sweep programs (as discussed in more detail below under “Brokered Deposits”), hedge funds and fund administrators and futures commission merchants (“FCMs”). Financial services clients have a higher propensity to generate larger transactional flows than our typical commercial client, which can result in temporary deposits, especially around period ends. Furthermore, some of these deposits, particularly from hedge funds, fund administrators and FCMs, may exhibit elevated volatility due to the more complex liquidity and cash flow needs of the depositors given the nature of their businesses. This volatility can further contribute to the quarter-to-quarter fluctuations in our deposit base that we referenced in the preceding paragraph. Notwithstanding the larger transactional flows and potential for elevated volatility, we intend to continue utilizing deposits from financial services firms to meet our funding requirements from client needs, such as loan growth. In light of our loan-to-deposit levels and loan growth over the past several periods, our ability to continue growing our loan portfolio may be influenced in part by our ability to continue attracting deposits, including those from financial services clients.

Because of the predominantly commercial nature of our deposit base, including from the financial services industry, we historically have had larger average deposit balances per deposit relationship than a retail-focused bank. Furthermore, a meaningful portion of our deposit base is comprised of large commercial deposit relationships, some of which are classified as brokered deposits for regulatory purposes (as discussed in more detail below under “Brokered Deposits”). The following table presents a comparison of our large deposit relationships as of the dates shown. Of our large deposit relationships of $75 million or more shown in the table below, over half of the deposits are from financial services-related businesses.

Table 19
Large Deposit Relationships
(Dollars in thousands)

	2016	2015
	March 31	December 31	March 31
Ten largest depositors:
Deposit amounts	$2,127,767	$2,229,471	$2,143,127
Percentage of total deposits	15%	16%	15%
Classified as brokered deposits	$1,251,484	$1,255,315	$1,397,689

Deposit Relationships of $75 Million or More:
Deposit amounts	$3,133,630	$3,247,548	$3,574,028
Percentage of total deposits (all relationships)	22%	23%	25%
Percentage of total deposits (financial services businesses only)	14%	15%	13%
Number of deposit relationships	21	22	25
Classified as brokered deposits	$1,788,892	$1,752,329	$2,011,517

Brokered Deposits

Table 20
Brokered Deposit Composition
(Dollars in thousands)

	2016	2015
	March 31	December 31	March 31
Noninterest-bearing demand deposits	$324,782	$381,723	$264,493
Interest-bearing demand deposits	250,123	242,466	323,094
Savings deposits	1,110	974	—
Money market accounts	1,824,525	1,818,091	1,891,590
Time deposits:
Traditional	437,391	437,235	673,944
CDARS (1)	197,198	208,086	458,192
Other	50,676	74,954	87,732
Total time deposits	685,265	720,275	1,219,868
Total brokered deposits	$3,085,805	$3,163,529	$3,699,045
Brokered deposits as a % of total deposits	21%	22%	26%

(1)	The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships.

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

Total brokered deposits, as defined for regulatory reporting purposes, represented 21% of total deposits at March 31, 2016 and 22% of total deposits at December 31, 2015. However, traditional brokered time deposits represented only 3% of total deposits at both March 31, 2016 and December 31, 2015. Traditional brokered deposits have a weighted average maturity date of approximately 2 years.
As noted above, a significant source of non-traditional brokered deposits are cash sweep programs operated by BDs. At March 31, 2016, and December 31, 2015, $1.5 billion, or approximately 49% and 48%, respectively, of our total regulatory-defined brokered deposits consisted of deposits from cash sweep programs operated by BDs for which we serve as a program bank. Cash sweep programs enable the BDs’ brokerage clients to “sweep” their cash balances into an omnibus bank deposit account established at a third-party depository institution by the BD as agent or custodian for the benefit of its clients. The contracts governing our participation as a program bank have a specified term, set forth the pricing terms for the deposits and generally provide for minimum and maximum deposit levels that the BDs will have with us at any given time.

Unlike traditional brokered time deposits, cash sweep program deposits are typically maintained in money market accounts and may be eligible for FDIC pass-through insurance. As of March 31, 2016, approximately 66% of the cash sweep program deposit balances were attributable to BDs who have had a deposit relationship with us for more than four years. In Table 19, Large Deposit Relationships, above, $1.5 billion of cash sweep program deposits were included in the deposit amounts attributable to deposit relationships of $75.0 million or more.

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

•
Repurchase Agreements - Repurchase agreements are agreements to sell securities subject to an obligation to repurchase the same or similar securities at a specified maturity date, generally within 1 to 90 days from the transaction date. As of March 31, 2016, we do not have any outstanding repurchase agreements. We generally use repurchase agreements to supplement our short-term funding needs.

•
FHLB Advances - As a member of the FHLB Chicago, we have access to borrowing capacity, which is uncommitted and subject to change based on the availability of acceptable collateral to pledge and the level of our investment in stock of the FHLB Chicago. FHLB advances can be either short-term or long-term borrowings. Short-term advances historically have had a term of one to three days. The $600.0 million in short-term FHLB advances outstanding at March 31, 2016 represented overnight funding and was repaid on April 1, 2016. Average short-term FHLB advances for the three months ended March 31, 2016 totaled $248.6 million.

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

•
Long-Term Debt, excluding FHLB Advances - As of March 31, 2016, we had outstanding $167.6 million of variable and fixed rate unsecured junior subordinated debentures issued to four statutory trusts that issued trust preferred securities, which currently qualify as Tier 1 capital and mature as follows: $8.2 million in 2034; $92.8 million in 2035 and $66.6 million in 2068.  We also had outstanding $120.6 million of fixed rate unsecured subordinated debentures, which currently qualify as Tier 2 capital and mature in 2042.

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

The following table summarizes information regarding our outstanding borrowings and additional borrowing capacity for the periods presented:
Table 21
Borrowings
(Dollars in thousands)

	March 31, 2016			December 31, 2015
	Amount	Rate		Amount	Rate
Outstanding:
Short-Term
Federal funds	$—	—%		$—	—%
FRB discount window	—	—%		—	—%
Repurchase agreements	—	—%		—	—%
FHLB advances	600,000	0.22%		370,000	0.16%
Revolving line of credit (a)	—	—%		—	—%
Other borrowings	—	—%		250	0.20%
Total short-term borrowings (1)	$600,000			$370,250
Long-term
Junior subordinated debentures (a)	$167,619	5.38%	(2)	$167,609	5.37%	(2)
Subordinated debentures (a)	120,619	7.13%		120,606	7.13%
FHLB advances	400,000	0.61%	(3)	400,000	0.58%	(3)
Total long-term borrowings	$688,238			$688,215
Unused Availability:
Federal funds (4)	$580,500			$630,500
FRB discount window (5)	369,811			384,419
FHLB advances (6)	1,237,847			1,481,102
Revolving line of credit	60,000			60,000

(a)	Represents a borrowing at the holding company. The other borrowings are at the Bank.

(1)
Also included in short-term borrowings on the Consolidated States of Financial Condition but not included in this table are amounts related to certain loan participation agreements for loans originated by us that were classified as secured borrowings because they did not qualify for sale accounting treatment. As of March 31, 2016, and December 31, 2015, these loan participation agreements totaled $2.4 million and $2.2 million, respectively. Corresponding amounts were recorded within the loan balance on the consolidated statements of financial condition as of each of these dates.

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

(6)
Our FHLB borrowing availability is subject to change based on the availability of acceptable collateral for pledging (such as loans and securities) and the level of our investment in stock of the FHLB Chicago. We would be required to invest an additional $61.9 million in FHLB Chicago stock to obtain this level of borrowing capacity.

CAPITAL

Equity totaled $1.8 billion at March 31, 2016, increasing by $69.0 million compared to December 31, 2015, primarily attributable to $49.6 million of net income for the quarter ended March 31, 2016 and a $17.3 million increase in accumulated other comprehensive income, largely due to an increase in market values on our available-for-sale investment portfolio.

Shares Issued in Connection with Share-Based Compensation Plans and Stock Repurchases

We reissue treasury stock (at average cost), when available, or issue new shares to fulfill our obligation to issue shares granted pursuant to share-based compensation plans. For the three months ended March 31, 2016, we issued 353,559 shares of common stock (representing a combination of newly issued shares and the reissuance of treasury stock) in connection with such plans largely due to annual equity award grants and the exercise of stock options, net of forfeitures. We held 120,239 shares of voting common stock as treasury stock at March 31, 2016, and 2,574 shares at December 31, 2015.

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. For the three months ended March 31, 2016, we repurchased 127,832 shares of common stock at an average price of $36.47 per share.

Dividends

We declared dividends of $0.01 per common share during first quarter 2016, unchanged from first quarter 2015. Based on our closing stock price on March 31, 2016, of $38.60 per share, the annualized dividend yield on our common stock was 0.10%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 1.60% for first quarter 2016 compared to 1.89% for first quarter 2015. While we have no current plans to raise the amount of the dividends currently paid on our common stock, our Board of Directors periodically evaluates our dividend payout ratio, taking into consideration internal capital guidelines, and our strategic objectives and business plans.

For additional information regarding limitations and restrictions on our ability to pay dividends, refer to the “Supervision and Regulation” and “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

In addition to the minimum risk-based capital requirements, we are required to maintain a minimum capital conservation buffer, in the form of common equity Tier 1 capital, in order to avoid restrictions on capital distributions (including dividends and stock repurchases) and discretionary bonuses to senior executive management. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and increasing by an additional 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. As of March 31, 2016, the Company and the Bank would meet all capital adequacy requirements on a fully phased-in basis as if all such requirements were currently in effect.

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

Table 22
Capital Measurements
(Dollars in thousands)

	Actual (1)		FRB Guidelines For Minimum Regulatory Capital Plus Capital Conservation Buffer		Regulatory Minimum For “Well-Capitalized” under FDICIA
	March 31, 2016	December 31, 2015	Ratio	Excess Over Regulatory Minimum at 3/31/16	Ratio	Excess Over “Well Capitalized” under FDICIA at 3/31/16
Regulatory capital ratios:
Total risk-based capital:
Consolidated	12.56%	12.37%	8.625%	$663,287	n/a	n/a
The PrivateBank	12.18	11.91	n/a	n/a	10.00%	$366,813
Tier 1 risk-based capital:
Consolidated	10.76	10.56	6.625%	696,411	n/a	n/a
The PrivateBank	11.09	10.84	n/a	n/a	8.00%	520,234
Tier 1 leverage:
Consolidated	10.50	10.35	4.000%	1,121,915	n/a	n/a
The PrivateBank	10.82	10.62	n/a	n/a	5.00%	1,004,440
Common equity Tier 1:
Consolidated	9.76	9.54	5.125%	781,532	n/a	n/a
The PrivateBank	11.09	10.84	n/a	n/a	6.50%	772,733
Other capital ratios (consolidated) (2):
Tangible common equity to tangible assets	9.51	9.33

(1)	Computed in accordance with the applicable regulations of the FRB in effect as of the respective reporting periods.

(2)
Ratio is not subject to formal FRB regulatory guidance and is a non-U.S. GAAP financial measure. Refer to Table 23, “Non-U.S. GAAP Financial Measures” for a reconciliation from non-U.S. GAAP to U.S. GAAP presentation.

n/a    Not applicable.

As of March 31, 2016, all of our $167.6 million of outstanding junior subordinated debentures held by trusts that issued trust preferred securities, representing 10% of Tier 1 capital, are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital as defined under FRB regulations. In the event we make certain acquisitions, the Tier 1 capital treatment for these instruments could be subject to the phase-out schedule for bank holding companies that had greater than $15 billion in total assets at the time the Dodd-Frank Act was adopted. All of our outstanding trust preferred securities are redeemable by us at any time, subject to receipt of required regulatory approvals and, in the case of the remaining $66.6 million of 10% Debentures issued by PrivateBancorp Capital Trust IV, compliance with the terms of the replacement capital covenant. We continue to evaluate market conditions and other factors in determining whether to redeem any of the remaining outstanding instruments.

For a full description of our junior subordinated debentures and subordinated debt, refer to Notes 9 and 10 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

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

In addition to capital ratios defined by banking regulators, we also consider various measures when evaluating capital utilization and adequacy, including return on average tangible common equity, tangible common equity to tangible assets, and tangible book value. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. All of these measures exclude the ending balances of goodwill and other intangibles while certain of these ratios exclude preferred capital components. Because U.S. GAAP does not include capital ratio measures, we believe there are no comparable U.S. GAAP financial measures to these ratios. We believe these non-U.S. GAAP financial measures are relevant because they provide information that is helpful in assessing the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of our capitalization to other similar companies. However, because there are no standardized definitions for these ratios, our calculations may not be comparable with other companies.

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

Table 23
Non-U.S. GAAP Financial Measures
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	2016	2015
	March 31	December 31	September 30	June 30	March 31
Taxable-equivalent net interest income
U.S. GAAP net interest income	$139,518	$136,591	$131,209	$124,622	$121,993
Taxable-equivalent adjustment	1,217	1,206	1,136	1,036	944
Taxable-equivalent net interest income (a)	$140,735	$137,797	$132,345	$125,658	$122,937
Average Earning Assets (b)	$16,865,659	$16,631,958	$16,050,598	$15,703,136	$15,293,533
Net Interest Margin ((a)annualized) / (b)	3.30%	3.25%	3.23%	3.17%	3.21%
Net Revenue
Taxable-equivalent net interest income	$140,735	$137,797	$132,345	$125,658	$122,937
U.S. GAAP non-interest income	33,602	32,648	30,789	33,059	33,516
Net revenue (c)	$174,337	$170,445	$163,134	$158,717	$156,453
Operating Profit
U.S. GAAP income before income taxes	$76,225	$83,388	$72,626	$73,668	$66,718
Provision for loan and covered loan losses	6,402	2,831	4,197	2,116	5,646
Taxable-equivalent adjustment	1,217	1,206	1,136	1,036	944
Operating profit	$83,844	$87,425	$77,959	$76,820	$73,308
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$90,493	$83,020	$85,175	$81,897	$83,145
Net revenue	$174,337	$170,445	$163,134	$158,717	$156,453
Efficiency ratio (d) / (c)	51.91%	48.71%	52.21%	51.60%	53.14%
Adjusted Net Income
U.S. GAAP net income available to common stockholders	$49,552	$52,137	$45,268	$46,422	$41,484
Amortization of intangibles, net of tax	331	357	353	398	397
Adjusted net income (e)	$49,883	$52,494	$45,621	$46,820	$41,881
Average Tangible Common Equity
U.S. GAAP average total equity	$1,747,531	$1,683,484	$1,625,982	$1,571,896	$1,522,401
Less: average goodwill	94,041	94,041	94,041	94,041	94,041
Less: average other intangibles	3,153	3,711	4,291	4,897	5,551
Average tangible common equity (f)	$1,650,337	$1,585,732	$1,527,650	$1,472,958	$1,422,809
Return on average tangible common equity ((e) annualized) / (f)	12.16%	13.13%	11.85%	12.75%	11.94%

Table 23
Non-U.S. GAAP Financial Measures (Continued)
(Dollars in thousands)
(Unaudited)

	As of
	2016	2015
	March 31	December 31	September 30	June 30	March 31
Tangible Common Equity
U.S. GAAP total equity	$1,767,991	$1,698,951	$1,647,999	$1,584,796	$1,539,429
Less: goodwill	94,041	94,041	94,041	94,041	94,041
Less: other intangibles	2,890	3,430	4,008	4,586	5,230
Tangible common equity (g)	$1,671,060	$1,601,480	$1,549,950	$1,486,169	$1,440,158
Tangible Assets
U.S. GAAP total assets (1)	$17,667,372	$17,252,848	$16,888,008	$16,219,276	$16,354,706
Less: goodwill	94,041	94,041	94,041	94,041	94,041
Less: other intangibles	2,890	3,430	4,008	4,586	5,230
Tangible assets (1) (h)	$17,570,441	$17,155,377	$16,789,959	$16,120,649	$16,255,435
Period-end Common Shares Outstanding (i)	79,322	79,097	78,863	78,717	78,494
Ratios:
Tangible common equity to tangible assets (g) / (h)	9.51%	9.34%	9.23%	9.22%	8.86%
Tangible book value (g) / (i)	$21.07	$20.25	$19.65	$18.88	$18.35

(1)	Prior period amounts have been updated to reflect the first quarter 2016 adoption of Accounting Standard Update ("ASU") 2015-03 and ASU 2015-15 related to debt issuance costs.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and our accounting policies are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that require management to make the most significant estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements. Management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, income taxes and fair value measurements are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations and, as such, are considered to be critical accounting policies. For additional information regarding critical accounting policies, refer to “Summary of Significant Accounting Policies” presented in Note 1 of “Notes to Consolidated Financial Statements” and the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations both included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as the section titled “Credit Quality Management and Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included later in this Form 10-Q. There have been no significant changes in our application of critical accounting policies since December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

As a continuing part of our asset/liability management, we attempt to manage the impact of fluctuations in market interest rates on our net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. We may manage interest rate risk by structuring the asset and liability characteristics of our balance sheet and/or by executing derivatives designated as cash flow hedges. We use interest rate derivatives as part of our asset liability management strategy to hedge interest rate risk in our primarily floating-rate loan portfolio and, depending on market and other conditions, we may alter this program and enter into or terminate additional interest rate swaps.

Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our consolidated statements of income.

The majority of our interest-earning assets are floating-rate instruments. At March 31, 2016, approximately 80% of the total loan portfolio is indexed to LIBOR, including 70% indexed to 1 month LIBOR, and 15% of the total loan portfolio is indexed to the prime rate. Of the $9.4 billion in loans maturing after one year with a floating interest rate, $1.1 billion are subject to interest rate floors, of which 69% were in effect at March 31, 2016, and are reflected in the interest sensitivity analysis below. It is anticipated that as loans renew at maturity, it will be difficult to maintain existing floors given the competitive environment. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed-rate loans and securities and interest rate swaps.

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

Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. These assumptions are periodically reviewed and updated in the context of various internal and external factors including balance sheet changes, product offerings, product mix, external micro- and macro-economic factors, anticipated client behavior and anticipated Company and market pricing behavior, all of which may occur in dynamic and non-linear fashion. During 2015 and first quarter 2016, we conducted historical deposit re-pricing and deposit lifespan/retention analyses and adjusted our forward-looking assumptions related to client and market behavior. Based on our analyses and judgments, we modified the core deposit product repricing characteristics and retention periods, as well as average life estimates, used in our interest rate risk modeling which reflects higher interest rate sensitivity of our deposits.

Based on our current simulation modeling assumptions, the following table shows the estimated impact of an immediate change in interest rates as of March 31, 2016 and December 31, 2015.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
March 31, 2016
Dollar change	$(26,806)	$18,596	$37,258	$68,473	$92,968
Percent change	-5.2%	3.6%	7.2%	13.1%	17.9%
December 31, 2015
Dollar change	$(27,635)	$16,643	$34,168	$64,619	$88,331
Percent change	-5.3%	3.2%	6.6%	12.4%	17.0%

The table above illustrates the estimated impact to our net interest income over a one-year period reflected in dollar terms and percentage change. As an example, if there had been an instantaneous parallel shift in the yield curve of +100 basis points on March 31, 2016, net interest income would increase by $37.3 million, or 7.2%, over a twelve-month period, as compared to an increase in net interest income of $34.2 million, or 6.6%, if there had been an instantaneous parallel shift of +100 basis points at December 31, 2015. The increase in the above interest rate asset sensitivity at March 31, 2016 compared to December 31, 2015, is due to a net increase in rate-sensitive assets. Rate-sensitive assets, particularly loans indexed to short-term rates, increased during the quarter ended March 31, 2016. The increase was funded by rate-sensitive liabilities, primarily deposits and short-term borrowings. Overall asset sensitivity increased during 2016 due primarily to asset and liability compositional changes, including a decrease in our cash flow hedge portfolio. Based on our modeling, the Company remains in an asset sensitive position and expects to benefit from a rise in interest rates. We note, however, that 80% of our loans are indexed to LIBOR, mostly one-month LIBOR, and there can be no guarantee that action by the Federal Reserve to raise the target Fed funds rate will cause an immediate parallel shift in short-term LIBOR. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois known as Maas v. Marek et. al. The lawsuit, brought by the beneficiaries of two trusts for which the Bank served as the successor trustee, seeks reimbursement of penalties and interest assessed by the IRS due to the late payment of certain generation skipping taxes by the trusts, as well as certain related attorney fees and other damages. The other named defendants include legal and accounting professionals that provided services related to the matters involved. In January 2014, the Circuit Court denied the Bank’s motion to dismiss. In late 2015, the Bank was replaced as trustee. In April 2016, the claims were bifurcated to proceed as two trials, with a bench trial against the Bank separated from a jury trial against the other named defendants. Discovery is complete and the Bank has filed a motion for summary judgment that is scheduled for hearing in May 2016. If summary judgment is not successful, the claims against the Bank are scheduled to proceed to trial in June 2016. Although we are not able to predict the likelihood of an adverse outcome, we currently anticipate that ultimate resolution of this matter will not have a material adverse impact on our results of operations, financial condition or cash flows.

As of March 31, 2016, and in the ordinary course of business, there were various other legal proceedings pending against the Company and our subsidiaries that are incidental to our regular business operations. Management does not believe that the outcome of any of these proceedings will have, individually or in the aggregate, a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Before making a decision to invest in our securities, you should carefully consider the information discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, regarding our business, financial condition and future results. You should also consider information included in this report, including the information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company’s monthly common stock purchases during the three months ended March 31, 2016, which are solely in connection with the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock and stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1 - January 31, 2016	1,353	$39.41	—	—
February 1 - February 29, 2016	94	35.08	—	—
March 1 - March 31, 2016	126,385	36.44	—	—
Total	127,832	$36.47	—	—

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

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 12 of the Company’s Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” of this report on Form 10-Q.

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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: May 5, 2016