Form 10-Q
period 2016-06-30
PRIVATEBANCORP, INC
filed 2016-08-08
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 5, 2016, there were 79,495,793 shares of the issuer’s voting common stock, no par value, outstanding.

PRIVATEBANCORP, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except shares and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$155,292	$145,147
Federal funds sold and interest-bearing deposits in banks	230,036	238,511
Loans held-for-sale	61,360	108,798
Securities available-for-sale, at fair value (pledged as collateral to creditors: $125.3 million - 2016; $100.2 million - 2015)	1,864,636	1,765,366
Securities held-to-maturity, at amortized cost (fair value: $1.5 billion - 2016; $1.4 billion - 2015)	1,435,334	1,355,283
Federal Home Loan Bank ("FHLB") stock	21,113	26,613
Loans – excluding covered assets, net of unearned fees	14,035,808	13,266,475
Allowance for loan losses	(168,615)	(160,736)
Loans, net of allowance for loan losses and unearned fees	13,867,193	13,105,739
Covered assets	25,151	26,954
Allowance for covered loan losses	(5,525)	(5,712)
Covered assets, net of allowance for covered loan losses	19,626	21,242
Other real estate owned, excluding covered assets	14,532	7,273
Premises, furniture, and equipment, net	43,394	42,405
Accrued interest receivable	47,209	45,482
Investment in bank owned life insurance	57,380	56,653
Goodwill	94,041	94,041
Other intangible assets	2,349	3,430
Derivative assets	80,995	40,615
Other assets	174,701	196,250
Total assets	$18,169,191	$17,252,848
Liabilities
Deposits:
Noninterest-bearing	$4,511,893	$4,355,700
Interest-bearing	10,045,501	9,989,892
Total deposits	14,557,394	14,345,592
Short-term borrowings	1,287,934	372,467
Long-term debt	338,262	688,215
Accrued interest payable	7,967	7,080
Derivative liabilities	27,940	18,229
Other liabilities	118,544	122,314
Total liabilities	16,338,041	15,553,897
Equity
Common stock (no par value, $1 stated value; authorized shares: 174 million; issued shares: 79,464,416 - 2016 and 79,099,157 - 2015)	78,918	78,439
Treasury stock, at cost (0 - 2016 and 2,574 - 2015)	—	(103)
Additional paid-in capital	1,082,173	1,071,674
Retained earnings	629,976	531,682
Accumulated other comprehensive income, net of tax	40,083	17,259
Total equity	1,831,150	1,698,951
Total liabilities and equity	$18,169,191	$17,252,848
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income
Loans, including fees	$144,164	$125,647	$284,231	$248,349
Federal funds sold and interest-bearing deposits in banks	335	245	675	506
Securities:
Taxable	15,158	13,541	30,368	27,097
Exempt from Federal income taxes	2,296	1,981	4,629	3,787
Other interest income	170	63	320	111
Total interest income	162,123	141,477	320,223	279,850
Interest Expense
Deposits	13,895	11,649	27,036	22,904
Short-term borrowings	995	234	1,225	431
Long-term debt	5,216	4,972	10,427	9,900
Total interest expense	20,106	16,855	38,688	33,235
Net interest income	142,017	124,622	281,535	246,615
Provision for loan and covered loan losses	5,569	2,116	11,971	7,762
Net interest income after provision for loan and covered loan losses	136,448	122,506	269,564	238,853
Non-interest Income
Asset management	5,539	4,741	10,264	9,104
Mortgage banking	4,607	4,152	7,576	7,927
Capital markets products	5,852	4,919	11,051	9,091
Treasury management	8,290	7,421	16,476	14,748
Loan, letter of credit and commitment fees	5,538	4,914	10,738	10,020
Syndication fees	5,664	5,375	11,098	7,997
Deposit service charges and fees and other income	1,060	1,538	2,418	7,155
Net securities gains (losses)	580	(1)	1,111	533
Total non-interest income	37,130	33,059	70,732	66,575
Non-interest Expense
Salaries and employee benefits	55,326	50,020	113,665	102,381
Net occupancy and equipment expense	7,012	7,055	14,227	13,989
Technology and related costs	5,487	4,524	10,780	8,875
Marketing	3,925	4,666	8,329	8,244
Professional services	9,490	2,585	12,484	4,895
Outsourced servicing costs	2,052	2,034	3,892	3,714
Net foreclosed property expenses	360	585	926	1,913
Postage, telephone, and delivery	945	899	1,785	1,761
Insurance	3,979	3,450	7,799	6,661
Loan and collection expense	2,017	2,210	3,549	4,478
Other expenses	3,623	3,869	7,273	8,131
Total non-interest expense	94,216	81,897	184,709	165,042
Income before income taxes	79,362	73,668	155,587	140,386
Income tax provision	28,997	27,246	55,670	52,480
Net income available to common stockholders	$50,365	$46,422	$99,917	$87,906
Per Common Share Data
Basic earnings per share	$0.63	$0.59	$1.26	$1.12
Diluted earnings per share	$0.62	$0.58	$1.24	$1.10
Cash dividends declared	$0.01	$0.01	$0.02	$0.02
Weighted-average common shares outstanding	78,849	77,942	78,699	77,676
Weighted-average diluted common shares outstanding	80,317	79,158	80,086	78,837
See accompanying notes to consolidated financial statements.
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$50,365	$46,422	$99,917	$87,906
Other comprehensive income (loss):
Available-for-sale securities:
Net unrealized gains (losses)	9,899	(13,997)	28,829	(5,407)
Reclassification of net (gains) losses included in net income	(580)	1	(1,111)	(533)
Income tax (expense) benefit	(3,534)	5,429	(10,613)	2,281
Net unrealized gains (losses) on available-for-sale securities	5,785	(8,567)	17,105	(3,659)
Cash flow hedges:
Net unrealized gains (losses)	1,385	(504)	13,393	8,126
Reclassification of net (gains) losses included in net income	(1,901)	(2,534)	(4,091)	(5,072)
Income tax benefit (expense)	216	1,186	(3,583)	(1,184)
Net unrealized (losses) gains on cash flow hedges	(300)	(1,852)	5,719	1,870
Other comprehensive income (loss)	5,485	(10,419)	22,824	(1,789)
Comprehensive income	$55,850	$36,003	$122,741	$86,117
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Out- standing	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at January 1, 2015	78,178	$77,211	$(53)	$1,034,048	$349,556	$20,917	$1,481,679
Comprehensive income (loss) (1)	—	—	—	—	87,906	(1,789)	86,117
Cash dividends declared ($0.02 per common share)	—	—	—	—	(1,590)	—	(1,590)
Common stock issued for:
Nonvested (restricted) stock grants	250	—	—	—	—	—	—
Exercise of stock options	451	281	5,903	4,673	—	—	10,857
Restricted stock activity	7	555	—	(555)	—	—	—
Deferred compensation plan	1	—	29	197	—	—	226
Excess tax benefit from share-based compensation plans	—	—	—	3,956	—	—	3,956
Stock repurchased in connection with benefit plans	(170)	—	(5,908)	—	—	—	(5,908)
Share-based compensation expense	—	—	—	9,459	—	—	9,459
Balance at June 30, 2015	78,717	$78,047	$(29)	$1,051,778	$435,872	$19,128	$1,584,796
Balance at January 1, 2016	79,097	$78,439	$(103)	$1,071,674	$531,682	$17,259	$1,698,951
Comprehensive income (1)	—	—	—	—	99,917	22,824	122,741
Cash dividends declared ($0.02 per common share)	—	—	—	—	(1,623)	—	(1,623)
Common stock issued for:
Nonvested (restricted) stock grants	266	—	—	—	—	—	—
Exercise of stock options	182	66	4,251	81	—	—	4,398
Restricted stock activity	43	410	464	(874)	—	—	—
Deferred compensation plan	5	3	81	317	—	—	401
Stock repurchased in connection with benefit plans	(129)	—	(4,693)	—	—	—	(4,693)
Share-based compensation expense	—	—	—	10,975	—	—	10,975
Balance at June 30, 2016	79,464	$78,918	$—	$1,082,173	$629,976	$40,083	$1,831,150

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$99,917	$87,906
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and covered loan losses	11,971	7,762
Provision for unfunded commitments	1,970	883
Depreciation of premises, furniture, and equipment	4,461	4,280
Net amortization of premium on securities	10,813	8,478
Net securities gains	(1,111)	(533)
Valuation adjustments on other real estate owned	1,024	1,451
Net losses on sale of other real estate owned	15	354
Net amortization of discount on covered assets	(51)	260
Bank owned life insurance income	(727)	(719)
Net increase (decrease) in deferred loan fees and unamortized discounts and premiums on loans	4,585	(1,446)
Share-based compensation expense	10,975	9,459
Excess tax benefit from exercise of stock options and vesting of restricted shares	(2,474)	(4,439)
Provision for deferred income tax (benefit) expense	(4,275)	2,249
Amortization of other intangibles	1,081	1,299
Originations and purchases of loans held-for-sale	(274,424)	(321,609)
Proceeds from sales of loans held-for-sale	328,816	388,896
Net gains from sales of loans held-for-sale	(6,866)	(6,690)
Gain on sale of branch	—	(4,092)
Net increase in derivative assets and liabilities	(30,669)	(6,451)
Net increase in accrued interest receivable	(1,727)	(2,911)
Net increase in accrued interest payable	887	595
Net decrease in other assets	20,842	41,295
Net decrease in other liabilities	(3,242)	(4,997)
Net cash provided by operating activities	171,791	201,280
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	100,915	104,028
Proceeds from sales	45,446	30,346
Purchases	(223,008)	(198,038)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	93,720	75,276
Purchases	(178,378)	(148,221)
Net redemption of FHLB stock	5,500	2,812
Net increase in loans	(788,014)	(656,758)
Net decrease in covered assets	1,703	4,269
Proceeds from sale of other real estate owned	1,670	4,675
Net purchases of premises, furniture, and equipment	(5,450)	(2,809)
Net cash used in investing activities	(945,896)	(784,420)
Financing Activities
Net increase in deposit accounts	211,802	176,752
Net increase in short-term borrowings, excluding FHLB advances	410,467	153,310
Net increase in FHLB advances	155,000	199,000
Stock repurchased in connection with benefit plans	(4,693)	(5,908)
Cash dividends paid	(1,600)	(1,574)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	4,799	11,083
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	4,439
Net cash provided by financing activities	775,775	537,102
Net increase (decrease) in cash and cash equivalents	1,670	(46,038)
Cash and cash equivalents at beginning of year	383,658	424,552
Cash and cash equivalents at end of period	$385,328	$378,514
See accompanying notes to consolidated financial statements.
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$37,802	$32,640
Cash paid for income taxes	60,173	51,876
Non-cash transfers of loans to loans held-for-sale	51,159	69,133
Non-cash transfers of loans to other real estate	9,968	4,148
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”), a Delaware corporation incorporated in 1989, is a Chicago-based bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company is the holding company for The PrivateBank and Trust Company (“PrivateBank” or the “Bank”), an Illinois-chartered bank founded in Chicago in 1991. Through the Bank, we provide customized business and personal financial services to middle market companies, as well as business owners, executives, entrepreneurs and families in the markets and communities we serve.

On June 29, 2016, the Company entered into a definitive merger agreement with Canadian Imperial Bank of Commerce (“CIBC”), a Canadian chartered bank, and CIBC Holdco Inc. (“Holdco”), a Delaware corporation and a direct, wholly owned subsidiary of CIBC, pursuant to which the Company will merge with and into Holdco, with Holdco surviving the merger. Following the merger, the Bank will be headquartered in Chicago, Illinois, retain its Illinois state banking charter and be an indirect, wholly owned subsidiary of CIBC.

Under the terms of the definitive agreement, shareholders of the Company will receive $18.80 in cash and 0.3657 of a CIBC common share for each share of PrivateBancorp common stock. As of June 28, 2016, the last trading day before public announcement of the transaction, total consideration for the transaction was valued at approximately $3.8 billion, or $47.00 per share of common stock of the Company, based on CIBC’s closing stock price on June 28, 2016 of $77.11. As of such date, the aggregate consideration would have been paid with approximately $1.5 billion in cash and approximately 29.5 million common shares of CIBC, representing a 40 percent cash and 60 percent share mix. The actual transaction value will be based on the number of shares of common stock of the Company outstanding at the closing and the price of CIBC common stock as of the closing.

The transaction is expected to be completed in the first quarter of 2017, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the Company’s stockholders.

Additional information about the definitive agreement is set forth in the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission (“SEC”) on July 6, 2016.

Direct costs related to the proposed transaction were expensed as incurred and totaled $6.3 million for the six months ended June 30, 2016. These costs were primarily comprised of financial advisor and other professional services fees.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated interim financial statements of PrivateBancorp have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

The accompanying consolidated financial statements include the accounts and results of operations of the Company and the Bank, after elimination of all significant intercompany accounts and transactions. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to June 30, 2016, for potential recognition or disclosure.

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

Improvements to Employee Share-Based Payment Accounting - In March 2016, the FASB issued guidance that amends certain aspects of share-based payment accounting. The new guidance (1) requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, and eliminates the accounting for additional paid-in-capital (“APIC”) pools; (2) allows the Company to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting; (3) requires the Company to make an accounting policy election to either recognize forfeitures as they occur or estimate the number of awards expected to be forfeited; (4) requires the Company to present excess tax benefits as an operating activity on the statement of cash flows; and (5) clarifies that the Company must classify cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Regarding the accounting policy election related to the accounting for forfeitures, the Company has elected to estimate the number of awards expected to be forfeited, consistent with our past practice of estimating forfeitures. As permitted under the new guidance, the Company has elected to early adopt the guidance for the Company’s financial statements that include periods beginning on January 1, 2016. The Company has applied the guidance related to items (1) and (4) prospectively; the guidance related to item (5) retrospectively; and the guidance related to items (2) and (3) using a modified retrospective transition method with a cumulative-effect adjustment to retained earnings. For the six months ended June 30, 2016, the Company recognized a $2.5 million tax benefit in the consolidated statements of income within the income tax provision, representing the prospective application of the accounting change described in (1) above. Adoption of all other changes did not have an impact on our consolidated financial position or consolidated results of operations.

Accounting Pronouncements Pending Adoption

Revenue from Contracts with Customers - In May 2014, August 2015, March 2016, April 2016 and May 2016, the FASB issued new revenue recognition guidance that will replace most of the existing revenue recognition guidance in U.S. GAAP. All arrangements involving the transfer of goods or services to customers are within the scope of the guidance, except for certain contracts subject to other U.S. GAAP guidance, including lease contracts and rights and obligations related to financial instruments. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also includes new disclosure requirements related to the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for the Company’s financial statements beginning January 1, 2018. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative-effect adjustment as of January 1, 2018. We have elected to implement this new accounting guidance using a cumulative-effect adjustment. This guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP guidance. For that reason, we do not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income and interest expense. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on our financial position and consolidated results of operations.

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

Measure of Credit Losses on Financial Instruments - In June 2016, the FASB issued guidance that changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income.  For financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures (including loans, held-to-maturity debt securities, and loan commitments), the new guidance will require the Company to record an allowance based on the estimated credit losses expected over the life of the financial instrument or pool of financial instruments. The estimate of lifetime expected credit losses must consider historical information, current conditions, and reasonable and supportable forecasts.  The new guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities. The new guidance will require the Company to record an allowance for estimated credit losses on available-for-sale securities when the fair value of the security is below the amortized cost of the asset.  Additionally, the guidance expands the disclosure requirements related to the Company’s assumptions, models, and methods for estimating the allowance for credit losses.  The guidance will be effective for the Company’s financial statements that include periods beginning January 1, 2020.  Early adoption is permitted beginning January 1, 2019. The new standard will be applied using a modified retrospective approach. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations.

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Available-for-Sale
U.S. Treasury	$372,505	$5,361	$—	$377,866	$322,922	$30	$(1,301)	$321,651
U.S. Agencies	46,274	620	—	46,894	46,504	—	(406)	46,098
Collateralized mortgage obligations	84,849	3,381	—	88,230	97,260	2,784	(72)	99,972
Residential mortgage-backed securities	861,104	24,327	—	885,431	817,006	15,870	(3,021)	829,855
State and municipal securities	448,914	17,383	(82)	466,215	458,402	9,779	(391)	467,790
Total	$1,813,646	$51,072	$(82)	$1,864,636	$1,742,094	$28,463	$(5,191)	$1,765,366
Held-to-Maturity
Collateralized mortgage obligations	$46,112	$30	$(343)	$45,799	$50,708	$—	$(1,729)	$48,979
Residential mortgage-backed securities	1,122,456	23,156	(110)	1,145,502	1,069,746	4,809	(4,983)	1,069,572
Commercial mortgage-backed securities	262,022	6,946	(22)	268,946	229,722	499	(2,158)	228,063
State and municipal securities	254	—	—	254	254	—	—	254
Foreign sovereign debt	500	—	—	500	500	—	—	500
Other securities	3,990	—	(293)	3,697	4,353	—	(480)	3,873
Total	$1,435,334	$30,132	$(768)	$1,464,698	$1,355,283	$5,308	$(9,350)	$1,351,241

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank (“FRB”) discount window borrowing availability, securities sold under agreements to repurchase (“repurchase agreements”), derivative transactions, and standby letters of credit with counterparty banks and for other purposes as permitted or required by law totaled $850.3 million and $421.9 million at June 30, 2016 and December 31, 2015, respectively. Of total pledged securities, securities pledged to creditors under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties totaled $125.3 million and $100.2 million at June 30, 2016 and December 31, 2015, respectively.

Excluding securities issued or backed by the U.S. Government, its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at June 30, 2016 or December 31, 2015.

The following table presents the fair values of securities with unrealized losses as of June 30, 2016 and December 31, 2015. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months			12 Months or Longer			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2016
Available-for-Sale
State and municipal securities	9	$4,035	$(79)	6	$1,870	$(3)	$5,905	$(82)
Held-to-Maturity
Collateralized mortgage obligations	—	$—	$—	3	$34,554	$(343)	$34,554	$(343)
Residential mortgage-backed securities	—	—	—	4	14,339	(110)	14,339	(110)
Commercial mortgage-backed securities	2	6,074	(18)	1	3,682	(4)	9,756	(22)
Other securities	1	3,697	(293)	—	—	—	3,697	(293)
Total		$9,771	$(311)		$52,575	$(457)	$62,346	$(768)
As of December 31, 2015
Available-for-Sale
U.S. Treasury	11	$271,006	$(1,081)	1	$25,773	$(220)	$296,779	$(1,301)
U.S. Agencies	3	46,098	(406)	—	—	—	46,098	(406)
Collateralized mortgage obligations	6	7,528	(72)	—	—	—	7,528	(72)
Residential mortgage-backed securities	28	243,862	(1,148)	5	75,533	(1,873)	319,395	(3,021)
State and municipal securities	95	48,974	(353)	12	3,485	(38)	52,459	(391)
Total		$617,468	$(3,060)		$104,791	$(2,131)	$722,259	$(5,191)
Held-to-Maturity
Collateralized mortgage obligations	—	$—	$—	4	$48,979	$(1,729)	$48,979	$(1,729)
Residential mortgage-backed securities	48	512,395	(3,680)	10	57,340	(1,303)	569,735	(4,983)
Commercial mortgage-backed securities	35	128,434	(1,502)	12	37,350	(656)	165,784	(2,158)
Other securities	1	3,873	(480)	—	—	—	3,873	(480)
Total		$644,702	$(5,662)		$143,669	$(3,688)	$788,371	$(9,350)

There were $54.4 million of securities with $460,000 in an unrealized loss position for greater than 12 months at June 30, 2016. At December 31, 2015, there were $248.5 million of securities with $5.8 million in an unrealized loss position for greater than 12 months. The Company does not consider these unrealized losses to be credit-related. These unrealized losses relate to changes in interest rates and market spreads. We do not intend to sell the securities and we do not believe it is more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

We conduct a quarterly assessment of our investment portfolio to determine whether any securities are other-than-temporarily impaired. During the year ended December 31, 2015, we identified three municipal debt securities from the same issuer totaling $1.1 million, which had credit rating downgrades during the period. We determined that the difference between amortized cost and fair value was other-than-temporary and accordingly, recognized the $466,000 difference as a component of net securities gains in the consolidated statement of income. The securities were sold in January 2016 with no further losses recognized. No other securities were considered other-than-temporary impaired during the first six months of 2016.

The following table presents the remaining contractual maturity of securities as of June 30, 2016, by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	June 30, 2016
	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipal and foreign sovereign debt and other securities:
One year or less	$22,424	$22,608	$132	$132
One year to five years	550,871	560,785	622	622
Five years to ten years	255,570	267,163	3,990	3,697
After ten years	38,828	40,419	—	—
All other securities:
Collateralized mortgage obligations	84,849	88,230	46,112	45,799
Residential mortgage-backed securities	861,104	885,431	1,122,456	1,145,502
Commercial mortgage-backed securities	—	—	262,022	268,946
Total	$1,813,646	$1,864,636	$1,435,334	$1,464,698

The following table presents gains on securities for the three months and six months ended June 30, 2016 and 2015.

Securities Gains (Losses)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales	$18,764	$1,415	$45,446	$30,346
Gross realized gains	$580	$19	$1,133	$557
Gross realized losses	—	(20)	(22)	(24)
Net realized gains (losses)	$580	$(1)	$1,111	$533
Income tax provision on net realized gains (losses)	$223	$—	$428	$210

Refer to Note 11 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) on other comprehensive income.

All non-marketable Community Reinvestment Act (“CRA”) qualified investments, totaling $54.3 million and $54.2 million at June 30, 2016 and December 31, 2015, respectively, are recorded in other assets on the consolidated statements of financial condition.

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

Loan Portfolio
(Amounts in thousands)

	June 30, 2016	December 31, 2015
Commercial and industrial	$7,141,069	$6,747,389
Commercial - owner-occupied commercial real estate	1,889,400	1,888,238
Total commercial	9,030,469	8,635,627
Commercial real estate	2,860,618	2,629,873
Commercial real estate - multi-family	787,792	722,637
Total commercial real estate	3,648,410	3,352,510
Construction	552,183	522,263
Residential real estate	497,709	461,412
Home equity	127,967	129,317
Personal	179,070	165,346
Total loans	$14,035,808	$13,266,475
Net deferred loan fees and unamortized discount and premium on loans, included as a reduction in total loans	$52,594	$48,009
Overdrawn demand deposits included in total loans	$6,400	$2,654

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Loans Held-For-Sale
(Amounts in thousands)

	June 30, 2016	December 31, 2015
Mortgage loans held-for-sale (1)	$28,926	$35,704
Other loans held-for-sale (2)	32,434	73,094
Total loans held-for-sale	$61,360	$108,798

(1)
Comprised of residential mortgage loan originations intended to be sold in the secondary market. The Company accounts for these loans under the fair value option. Refer to Note 17 for additional information regarding mortgage loans held-for-sale.

(2)
Amounts at June 30, 2016 and December 31, 2015, represent commercial, commercial real estate and construction loans carried at the lower of aggregate cost or fair value, including one nonaccrual loan totaling $358,000 and $667,000 at June 30, 2016 and December 31, 2015, respectively. Generally, the Company intends to sell these loans within 30-60 days from the date the intent to sell was established.

Carrying Value of Loans Pledged
(Amounts in thousands)

	June 30, 2016	December 31, 2015
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$503,261	$440,023
FHLB advances (2)	4,109,251	4,133,942
Total	$4,612,512	$4,573,965

(1)	No borrowings were outstanding at June 30, 2016 and December 31, 2015.

(2)	Refer to Notes 8 and 9 for additional information regarding FHLB advances.

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of June 30, 2016
Commercial	$8,978,210	$3,675	$82	$—	$8,981,967	$48,502	$9,030,469
Commercial real estate	3,630,701	—	9,976	—	3,640,677	7,733	3,648,410
Construction	552,183	—	—	—	552,183	—	552,183
Residential real estate	493,081	—	635	—	493,716	3,993	497,709
Home equity	122,652	129	—	—	122,781	5,186	127,967
Personal	179,035	23	2	—	179,060	10	179,070
Total loans	$13,955,862	$3,827	$10,695	$—	$13,970,384	$65,424	$14,035,808
As of December 31, 2015
Commercial	$8,595,150	$6,641	$1,042	$—	$8,602,833	$32,794	$8,635,627
Commercial real estate	3,343,714	—	295	—	3,344,009	8,501	3,352,510
Construction	522,263	—	—	—	522,263	—	522,263
Residential real estate	455,764	613	273	—	456,650	4,762	461,412
Home equity	121,580	66	—	—	121,646	7,671	129,317
Personal	165,188	132	5	—	165,325	21	165,346
Total loans	$13,203,659	$7,452	$1,615	$—	$13,212,726	$53,749	$13,266,475

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

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of June 30, 2016
Commercial	$92,409	$57,216	$31,798	$89,014	$6,734
Commercial real estate	7,733	2,710	5,023	7,733	757
Construction	143	143	—	143	—
Residential real estate	4,134	—	3,993	3,993	303
Home equity	7,839	3,103	4,605	7,708	598
Personal	10	—	10	10	1
Total impaired loans	$112,268	$63,172	$45,429	$108,601	$8,393
As of December 31, 2015
Commercial	$49,912	$27,300	$20,020	$47,320	$4,458
Commercial real estate	14,150	2,085	6,416	8,501	1,156
Residential real estate	4,950	—	4,762	4,762	539
Home equity	10,071	2,626	7,065	9,691	1,106
Personal	21	—	21	21	3
Total impaired loans	$79,104	$32,011	$38,284	$70,295	$7,262

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30
Commercial	$75,415	$502	$59,380	$316
Commercial real estate	8,195	—	14,823	10
Construction	36	1	—	—
Residential real estate	4,009	—	4,454	—
Home equity	7,652	31	12,714	24
Personal	14	—	248	—
Total	$95,321	$534	$91,619	$350
Six Months Ended June 30
Commercial	$63,061	$822	$55,791	$500
Commercial real estate	8,359	—	16,359	13
Construction	20	1	—	—
Residential real estate	4,093	—	4,676	—
Home equity	8,111	58	13,094	46
Personal	33	—	300	—
Total	$83,677	$881	$90,220	$559

(1)	Represents amounts while classified as impaired for the periods presented.

Credit Quality Indicators

We attempt to mitigate risk through loan structure, collateral, monitoring, and other credit risk management controls. We have adopted an internal risk rating policy in which each loan is rated for credit quality with a numerical rating of 1 through 8. Loans rated 5 and better (1-5 ratings, inclusive) are considered “pass” rated credits that we believe exhibit acceptable financial performance, cash flow, and leverage. Credits rated 6 are performing in accordance with contractual terms but are considered “special mention” as they demonstrate potential weakness that, if left unresolved, may result in deterioration in our credit position and/or the repayment prospects for the credit. Borrowers rated special mention may exhibit adverse operating trends, high leverage, tight liquidity or other credit concerns. Loans rated 7 may be classified as either accruing (“potential problem”) or nonaccrual (“nonperforming”). Potential problem loans, like special mention, are loans that are performing in accordance with contractual terms, but for which management has some level of concern (greater than that of special mention loans) about the ability of the borrowers to meet existing repayment terms in future periods. Potential problem loans continue to accrue interest but the ultimate collection of these loans in full is a risk due to the same conditions that characterize a 6-rated credit. These credits may also have somewhat increased risk profiles as a result of the current net worth and/or paying capacity of the obligor or guarantors or a declining value of the collateral pledged. These loans generally have a well-defined weakness that may jeopardize collection of the debt and are characterized by the distinct possibility that we may sustain some loss if the deficiencies are not resolved. Although these loans are generally identified as potential problem loans and require additional attention by management, they may never become nonperforming. Nonperforming loans include nonaccrual loans risk-rated 7 or 8 and have all the weaknesses inherent in a 7-rated potential problem loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently-existing facts, conditions and values, a more remote possibility. Special mention, potential problem and nonperforming loans are reviewed, at a minimum, on a quarterly basis, while all other rated credits over a certain dollar threshold, depending on loan type, are reviewed annually or more frequently as the circumstances warrant.

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of June 30, 2016
Commercial	$145,781	1.6	$92,768	1.0	$48,502	0.5	$9,030,469
Commercial real estate	500	*	117	*	7,733	0.2	3,648,410
Construction	143	*	—	—	—	—	552,183
Residential real estate	7,140	1.4	5,091	1.0	3,993	0.8	497,709
Home equity	568	0.4	816	0.6	5,186	4.1	127,967
Personal	559	0.3	25	*	10	*	179,070
Total	$154,691	1.1	$98,817	0.7	$65,424	0.5	$14,035,808
As of December 31, 2015
Commercial	$85,217	1.0	$124,654	1.4	$32,794	0.4	$8,635,627
Commercial real estate	27,580	0.8	121	*	8,501	0.3	3,352,510
Construction	—	—	—	—	—	—	522,263
Residential real estate	5,988	1.3	5,031	1.1	4,762	1.0	461,412
Home equity	623	0.5	2,451	1.9	7,671	5.9	129,317
Personal	620	0.4	141	0.1	21	*	165,346
Total	$120,028	0.9	$132,398	1.0	$53,749	0.4	$13,266,475

*	Less than 0.1%

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	June 30, 2016		December 31, 2015
	Accruing	Nonaccrual (1)	Accruing	Nonaccrual (1)
Commercial	$40,512	$35,838	$14,526	$25,034
Commercial real estate	—	7,331	—	7,619
Construction	143	—	—	—
Residential real estate	—	—	—	1,341
Home equity	2,522	4,434	2,020	5,177
Personal	—	1,303	—	—
Total	$43,177	$48,906	$16,546	$39,171

(1)	Included in nonperforming loans.

At June 30, 2016 and December 31, 2015, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $17.7 million and $9.7 million, respectively. The following table presents the type of modification for loans that have been restructured and the post-modification recorded investment during the three months and six months ended June 30, 2016 and 2015.

Additions to Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Three Months Ended June 30,
	Extension of Maturity Date (1)		Other Concession (2)		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
2016
Accruing:
Commercial	3	$2,253	2	$19,514	5	$21,767
Home equity	—	—	2	538	2	538
Nonaccruing:
Commercial	—	—	4	13,811	4	13,811
Residential real estate	—	—	1	129	1	129
Total accruing and nonaccruing additions	3	$2,253	9	$33,992	12	$36,245
Change in recorded investment due to principal paydown or charge-off at time of modification, net of advances						$3,631

2015
Accruing:
Commercial	4	$13,134	—	$—	4	$13,134
Home equity	1	346	—	—	1	346
Nonaccruing:
Commercial	4	2,583	1	2,107	5	4,690
Home equity	3	165	—	—	3	165
Total accruing and nonaccruing additions	12	$16,228	1	$2,107	13	$18,335
Change in recorded investment due to principal paydown or charge-off at time of modification, net of advances						$286

(1)	Extension of maturity date also includes loans renewed at an existing rate of interest that is considered a below market rate for that particular loan’s risk profile.

(2)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

Additions to Troubled Debt Restructurings During the Period (Continued)
(Dollars in thousands)

	Six Months Ended June 30,
	Extension of Maturity Date (1)		Other Concession (2)		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
2016
Accruing:
Commercial	3	$2,253	4	$34,741	7	$36,994
Home equity	—	—	2	538	2	538
Nonaccruing:
Commercial	2	762	4	13,811	6	14,573
Commercial real estate	1	77	1	691	2	768
Residential real estate	—	—	2	202	2	202
Home equity	—	—	2	124	2	124
Total accruing and nonaccruing additions	6	$3,092	15	$50,107	21	$53,199
Change in recorded investment due to principal paydown or charge-off at time of modification, net of advances						$3,631

2015
Accruing:
Commercial	5	$15,528	—	$—	5	$15,528
Home equity	1	346	—	—	1	346
Nonaccruing:
Commercial	4	2,583	2	2,773	6	5,356
Commercial real estate	2	1,660	1	3,773	3	5,433
Home equity	3	165	2	77	5	242
Total accruing and nonaccruing additions	15	$20,282	5	$6,623	20	$26,905
Change in recorded investment due to principal paydown or charge-off at time of modification, net of advances						$380

(1)	Extension of maturity date also includes loans renewed at an existing rate of interest that is considered a below market rate for that particular loan’s risk profile.

(2)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve population. However, our general reserve methodology considers the amount and product type of the TDRs removed as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Our allowance for loan losses included $7.4 million and $3.9 million in specific reserves for nonaccrual TDRs at June 30, 2016, and December 31, 2015, respectively.

During the six months ended June 30, 2016, a single commercial loan totaling $4.1 million became nonperforming with 12 months of being modified as an accruing TDR. During the six months ended June 30, 2015, there were no loans that became nonperforming within 12 months of being modified as an accruing TDR. A loan typically becomes nonperforming and placed on nonaccrual status when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than the 90-day past due date.

Other Real Estate Owned (“OREO”)

The following table presents the composition of property acquired as a result of borrower defaults on loans secured by real property.

OREO Composition
(Amounts in thousands)

	June 30, 2016	December 31, 2015
Single-family homes	$1,832	$1,878
Land parcels	1,458	1,760
Multi-family	391	598
Office/industrial	1,679	1,779
Retail	9,172	1,258
Total OREO properties	$14,532	$7,273

The recorded investment in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $1.2 million at June 30, 2016 and $3.0 million at December 31, 2015.

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

Covered Assets
(Amounts in thousands)

	June 30, 2016	December 31, 2015
Residential mortgage loans (1)	$23,082	$24,717
Foreclosed real estate - single-family homes	485	530
Estimated loss reimbursement by the FDIC	1,584	1,707
Total covered assets	25,151	26,954
Allowance for covered loan losses	(5,525)	(5,712)
Net covered assets	$19,626	$21,242

(1)	Includes $218,000 and $257,000 of purchased credit-impaired loans as of June 30, 2016 and December 31, 2015, respectively.

The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $640,000 and $775,000 at June 30, 2016 and December 31, 2015, respectively.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 4 for a discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Three Months Ended June 30,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2016
Allowance for Loan Losses:
Balance at beginning of period	$120,688	$29,957	$4,931	$4,043	$3,426	$2,311	$165,356
Loans charged-off	(2,838)	(13)	—	(33)	(34)	(17)	(2,935)
Recoveries on loans previously charged-off	66	449	13	20	65	11	624
Net (charge-offs) recoveries	(2,772)	436	13	(13)	31	(6)	(2,311)
Provision (release) for loan losses	4,392	687	1,225	(216)	(455)	(63)	5,570
Balance at end of period	$122,308	$31,080	$6,169	$3,814	$3,002	$2,242	$168,615
Ending balance, loans individually evaluated for impairment (1)	$6,734	$757	$—	$303	$598	$1	$8,393
Ending balance, loans collectively evaluated for impairment	$115,574	$30,323	$6,169	$3,511	$2,404	$2,241	$160,222
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$89,014	$7,733	$143	$3,993	$7,708	$10	$108,601
Ending balance, loans collectively evaluated for impairment	8,941,455	3,640,677	552,040	493,716	120,259	179,060	13,927,207
Total recorded investment in loans	$9,030,469	$3,648,410	$552,183	$497,709	$127,967	$179,070	$14,035,808

2015
Allowance for Loan Losses:
Balance at beginning of period	$108,873	$31,606	$4,026	$5,223	$4,588	$2,294	$156,610
Loans charged-off	(2,921)	(98)	—	(194)	—	(28)	(3,241)
Recoveries on loans previously charged-off	984	272	164	47	73	86	1,626
Net (charge-offs) recoveries	(1,937)	174	164	(147)	73	58	(1,615)
Provision (release) for loan losses	6,208	(3,570)	(374)	181	(46)	(343)	2,056
Balance at end of period	$113,144	$28,210	$3,816	$5,257	$4,615	$2,009	$157,051
Ending balance, loans individually evaluated for impairment (1)	$2,889	$2,102	$—	$606	$1,865	$6	$7,468
Ending balance, loans collectively evaluated for impairment	$110,255	$26,108	$3,816	$4,651	$2,750	$2,003	$149,583
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$62,777	$13,441	$—	$4,116	$12,902	$24	$93,260
Ending balance, loans collectively evaluated for impairment	8,383,448	2,981,091	371,096	411,710	124,559	178,117	12,450,021
Total recorded investment in loans	$8,446,225	$2,994,532	$371,096	$415,826	$137,461	$178,141	$12,543,281

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses
(Amounts in thousands)

	Six Months Ended June 30,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2016
Balance at beginning of year	$117,619	$27,610	$5,441	$4,239	$3,744	$2,083	$160,736
Loans charged-off	(2,916)	(1,510)	—	(517)	(226)	(167)	(5,336)
Recoveries on loans previously charged-off	253	745	32	39	99	41	1,209
Net (charge-offs) recoveries	(2,663)	(765)	32	(478)	(127)	(126)	(4,127)
Provision (release) for loan losses	7,352	4,235	696	53	(615)	285	12,006
Balance at end of period	$122,308	$31,080	$6,169	$3,814	$3,002	$2,242	$168,615
2015
Balance at beginning of year	$103,462	$31,838	$4,290	$5,316	$4,924	$2,668	$152,498
Loans charged-off	(5,123)	(985)	—	(231)	(371)	(38)	(6,748)
Recoveries on loans previously charged-off	1,495	870	183	104	143	959	3,754
Net (charge-offs) recoveries	(3,628)	(115)	183	(127)	(228)	921	(2,994)
Provision (release) for loan losses	13,310	(3,513)	(657)	68	(81)	(1,580)	7,547
Balance at end of period	$113,144	$28,210	$3,816	$5,257	$4,615	$2,009	$157,051

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$12,354	$12,650	$11,759	$12,274
Provision for unfunded commitments	1,375	507	1,970	883
Balance at end of period	$13,729	$13,157	$13,729	$13,157
Unfunded commitments, excluding covered assets, at period end	$6,442,994	$6,003,609

(1)
Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit. Unfunded commitments related to covered assets are excluded as they are covered under a loss share agreement with the FDIC.

Refer to Note 16 for additional details of commitments to extend credit, standby letters of credit and commercial letters of credit.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	June 30, 2016	December 31, 2015
Banking	$81,755	$81,755
Asset management	12,286	12,286
Total goodwill	$94,041	$94,041

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value.

Our annual goodwill impairment test was performed as of October 31, 2015, and it was determined no impairment existed as of that date nor are we aware of any events or circumstances that would indicate goodwill is impaired at June 30, 2016. There were no impairment charges for goodwill recorded in 2015. Our annual goodwill test will be completed during fourth quarter 2016.

We have other intangible assets capitalized on the consolidated statements of financial condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 12 years.

We review other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During the six months ended June 30, 2016, there were no events or circumstances that we believe indicate there may be impairment of other intangible assets, and no impairment charges for other intangible assets were recorded for the six months ended June 30, 2016.

Other Intangible Assets
(Dollars in thousands)

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Core deposit intangibles:
Gross carrying amount	$12,378	$18,093
Accumulated amortization	10,423	15,140
Net carrying amount	$1,955	$2,953
Amortization during the period	$998	$2,270
Weighted average remaining life (in years)	1.0	1.5
Client relationships:
Gross carrying amount	$1,459	$2,002
Accumulated amortization	1,065	1,525
Net carrying amount	$394	$477
Amortization during the period	$83	$185
Weighted average remaining life (in years)	4.6	5.1

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year Ended December 31,
2016 - remaining six months	$1,080
2017	1,125
2018	98
2019	28
2020	15
2021 and thereafter	3
Total	$2,349

7. DEPOSITS

Summary of Deposits
(Amounts in thousands)

	June 30, 2016	December 31, 2015
Noninterest-bearing demand deposits	$4,511,893	$4,355,700
Interest-bearing demand deposits	1,781,308	1,503,372
Savings deposits	393,344	377,191
Money market accounts	5,509,072	5,919,252
Time deposits (1)	2,361,777	2,190,077
Total deposits	$14,557,394	$14,345,592

(1)	Time deposits with a minimum denomination of $250,000 totaled $1.3 billion at June 30, 2016 and December 31, 2015.

Scheduled Maturities of Time Deposits
(Amounts in thousands)

Total
Year Ended December 31,
2016:
Third quarter	$628,900
Fourth quarter	322,559
2017	813,883
2018	184,324
2019	117,527
2020	206,244
2021 and thereafter	88,340
Total	$2,361,777

Maturities of Time Deposits of $100,000 or More
(Amounts in thousands)

June 30, 2016
Maturing within 3 months	$583,223
After 3 but within 6 months	283,985
After 6 but within 12 months	450,683
After 12 months	743,828
Total	$2,061,719

8. SHORT-TERM BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	June 30, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
Outstanding:
Repurchase agreements	$409,269	0.67%	$—	—%
FHLB advances	875,000	0.25%	370,000	0.16%
Other borrowings	931	0.18%	250	0.20%
Secured borrowings	2,734	4.00%	2,217	4.00%
Total short-term borrowings	$1,287,934		$372,467
Unused Availability:
Federal funds (1)	$580,500		$630,500
FRB discount window primary credit program (2)	438,177		384,419
FHLB advances (3)	1,322,077		1,481,102
Revolving line of credit	60,000		60,000

(1)	Our total availability of overnight Federal fund (“Fed funds”) borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

(3)
As a member of the FHLB Chicago, the Bank has access to borrowing capacity which is subject to change based on the availability of acceptable collateral to pledge and the level of our investment in FHLB Chicago stock. At June 30, 2016, our borrowing capacity was $2.2 billion, of which $1.3 billion is available, subject to making the required additional investment in FHLB Chicago stock.

Borrowings with maturities of one year or less are classified as short-term.

Repurchase Agreements - Repurchase agreements are agreements to sell securities subject to an obligation to repurchase the same or similar securities. Securities sold under agreements to repurchase are treated as a financing, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of financial condition. Repurchase agreements generally mature within 1 to 90 days from the transaction date. At June 30, 2016, the repurchase agreement obligation had a remaining contractual maturity of 12 days and was collateralized by $433.6 million of residential mortgage-backed securities, which were held in custody by third parties. The securities underlying the agreements remain in their respective accounts while pledged as collateral to our counter-party. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company is therefore exposed to the risks that impact the fair value of its pledged securities, including interest rate movements, market liquidity, and credit events. As of June 30, 2016, there were no amounts at risk under repurchase agreements with any individual counterparty or group of counterparties that exceeded 10% of stockholders' equity.

FHLB Advances - At June 30, 2016, FHLB advances total $925.0 million, consisting of $875.0 million in short-term borrowings, and $50.0 million classified as long-term debt. Qualifying residential, multi-family and commercial real estate (“CRE”) loans, home equity lines of credit, and residential mortgage-backed securities are pledged as collateral to secure current outstanding balances and additional borrowing availability.

Other Borrowings - At June 30, 2016, other borrowings consists of cash received by counterparty in excess of derivative liability and the Company’s obligation to a third party bank under a commercial credit card servicing arrangement. At December 31, 2016, other borrowings represents cash received by counterparty in excess of derivative liability.

Secured Borrowings - Secured borrowings represent amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings because they did not qualify for sale accounting treatment. A corresponding amount is recorded within loans on the consolidated statements of financial condition.

Revolving Line of Credit - The Company has a 364-day revolving line of credit (the “Facility”) with a group of commercial banks allowing borrowing of up to $60.0 million, and maturing on September 23, 2016. The interest rate applied to borrowings under the Facility will be elected by the Company at the time an advance is made; interest rate elections include either 30-day or 90-day

LIBOR plus 1.75% or Prime minus 0.50% at the time the advance is made. Any amounts outstanding under the Facility upon or before maturity may be converted, at the Company’s option, to an amortizing term loan, with the balance of such loan due September 24, 2018. At June 30, 2016, no amounts have been drawn on the Facility.

9. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

	Rate Type	Current Rate	Maturity	June 30, 2016	December 31, 2015
Parent Company:
Junior Subordinated Debentures (1)
Bloomfield Hills Statutory Trust I	Floating, three-month LIBOR + 2.65%	3.31%	2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Floating, three-month LIBOR + 1.71%	2.36%	2035	51,547	51,547
PrivateBancorp Statutory Trust III	Floating, three-month LIBOR + 1.50%	2.15%	2035	41,238	41,238
PrivateBancorp Statutory Trust IV (2)	Fixed	10.00%	2068	66,596	66,576
Subordinated debt facility (3)(4)	Fixed	7.125%	2042	120,633	120,606
Subtotal				$288,262	$288,215
Subsidiaries:
FHLB advances	Floating, FHLBC overnight discount note index + 0.065%			$—	$350,000
FHLB advances (5)(6)	Fixed	3.58% - 4.68%	2019	50,000	50,000
Total long-term debt				$338,262	$688,215

(1)
Under the final regulatory capital rules issued in July 2013, these instruments are grandfathered for inclusion as a component of Tier 1 capital, although the Tier 1 capital treatment for these instruments could be subject to phase-out in the event we were to make certain acquisitions. Furthermore, upon completion of our pending merger with CIBC, we do not expect the outstanding trust preferred securities to continue to qualify as Tier 1 capital under FRB regulations as currently in effect.

(2)	Net of deferred financing costs of $2.2 million at June 30, 2016 and December 31, 2015.

(3)	Net of deferred financing costs of $4.4 million at June 30, 2016 and December 31, 2015.

(4)	Qualifies as Tier 2 capital for regulatory capital purposes.

(5)	Weighted average interest rate was 3.75% at both June 30, 2016 and December 31, 2015.

(6)
Amounts reported at June 30, 2016 and December 31, 2015 include three long-term advances totaling $45.0 million with a weighted average interest rate of 3.66%. The advances provide for a one-time option, two years from the issuance date, to increase the amount outstanding up to $150.0 million each at the same fixed rate as the original advance. The advances include a prepayment feature and are subject to a prepayment fee.

The $167.6 million in junior subordinated debentures presented in the table above were issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable trust preferred securities. Refer to Note 10 for further information on the nature and terms of these and previously issued debentures.

At June 30, 2016, outstanding long-term FHLB advances were secured by qualifying residential, multi-family, CRE, and home equity lines of credit. From time to time, we may pledge eligible real estate mortgage-backed securities to support additional borrowings.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year. In second quarter 2016, $350.0 million in FHLB long-term advances were reclassified to short-term borrowings.

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year Ended December 31,
2019	$50,000
2021 and thereafter	288,262
Total	$338,262

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED TRUST PREFERRED SECURITIES

As of June 30, 2016, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing mandatorily redeemable trust preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company (“Debentures”). The Debentures held by the trusts, which in aggregate totaled $167.6 million, net of deferred financing costs, at June 30, 2016, are the sole assets of each respective trust. Our obligations under the Debentures and related documents constitute a full and unconditional guarantee by the Company on a subordinated basis of all payments on the Trust Preferred Securities. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all or any series of the Debentures at a redemption price of 100% of the principal amount plus accrued and unpaid interest. The repayment, redemption or repurchase of any of the Debentures would be subject to the terms of the applicable indenture and result in a corresponding repayment, redemption or repurchase of an equivalent amount of the related series of Trust Preferred Securities. Any redemption of the 10% Debentures held by the PrivateBancorp Capital Trust IV also would be subject to the terms of the replacement capital covenant described below.

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

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

		Common Securities Issued	Trust Preferred Securities Issued (1)			Principal Amount of Debentures (1)
	Issuance Date			Coupon Rate (2)	Maturity	June 30, 2016
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	3.31%	June 2034	$8,248
PrivateBancorp Statutory Trust II	June 2005	1,547	50,000	2.36%	Sept. 2035	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	2.15%	Dec. 2035	41,238
PrivateBancorp Capital Trust IV	May 2008	5	68,750	10.00%	June 2068	66,596	(3)
Total		$3,038	$166,750			$167,629

(1)
The Trust Preferred Securities accrue distributions at a rate equal to the interest rate on, and have a redemption date identical to the maturity date of, the corresponding Debentures. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Debentures at maturity or upon earlier redemption.

(2)
Reflects the coupon rate in effect at June 30, 2016. The coupon rate for Bloomfield Hills Statutory Trust I is a variable rate and is based on three-month LIBOR plus 2.65%. The coupon rates for PrivateBancorp Statutory Trusts II and III are at a variable rate based on three-month LIBOR plus 1.71% for Trust II and three-month LIBOR plus 1.50% for Trust III. The coupon rate for PrivateBancorp Capital Trust IV is fixed. Distributions on all Trust Preferred Securities are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years, in the case of the Debentures held by Trust IV, and five years, in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the trust preferred securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

(3)	Net of deferred financing costs of $2.2 million at June 30, 2016.

11. EQUITY

Capital Stock

At June 30, 2016 and December 31, 2015, the Company had authority to issue 180 million shares of capital stock, consisting of one million shares of preferred stock, five million shares of non-voting common stock and 174 million shares of voting common stock. At June 30, 2016 and December 31, 2015, no shares of preferred stock or non-voting common stock were issued or outstanding. The Company had 79.5 million shares of voting common stock issued and outstanding at June 30, 2016 and 79.1 million shares issued and outstanding at December 31, 2015.

The Company reissues treasury stock, when available, or new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. Treasury shares are reissued at average cost. The Company held no shares in treasury at June 30, 2016 and 2,574 in treasury at December 31, 2015, respectively.

Comprehensive Income

Change in Accumulated Other Comprehensive Income (“AOCI”) by Component
(Amounts in thousands)

	Six Months Ended June 30,
	2016			2015
	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total
Balance at beginning of period	$14,048	$3,211	$17,259	$19,448	$1,469	$20,917
Increase (decrease) in unrealized gains on securities	28,829	—	28,829	(5,407)	—	(5,407)
Increase in unrealized gains on cash flow hedges	—	13,393	13,393	—	8,126	8,126
Tax (expense) benefit on increase in unrealized gains (losses)	(11,041)	(5,161)	(16,202)	2,074	(3,154)	(1,080)
Other comprehensive income (loss) before reclassifications	17,788	8,232	26,020	(3,333)	4,972	1,639
Reclassification adjustment of net gains included in net income (1)	(1,111)	(4,091)	(5,202)	(533)	(5,072)	(5,605)
Reclassification adjustment for tax expense on realized net gains (2)	428	1,578	2,006	207	1,970	2,177
Amounts reclassified from AOCI	(683)	(2,513)	(3,196)	(326)	(3,102)	(3,428)
Net current period other comprehensive income (loss)	17,105	5,719	22,824	(3,659)	1,870	(1,789)
Balance at end of period	$31,153	$8,930	$40,083	$15,789	$3,339	$19,128

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

12. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per common share
Net income	$50,365	$46,422	$99,917	$87,906
Net income allocated to participating stockholders (1)	(381)	(366)	(811)	(838)
Net income allocated to common stockholders	$49,984	$46,056	$99,106	$87,068
Weighted-average common shares outstanding	78,849	77,942	78,699	77,676
Basic earnings per common share	$0.63	$0.59	$1.26	$1.12
Diluted earnings per common share
Diluted earnings applicable to common stockholders (2)	$49,990	$46,059	$99,119	$87,080
Weighted-average diluted common shares outstanding:
Weighted-average common shares outstanding	78,849	77,942	78,699	77,676
Dilutive effect of stock awards (3)	1,468	1,216	1,387	1,161
Weighted-average diluted common shares outstanding	80,317	79,158	80,086	78,837
Diluted earnings per common share	$0.62	$0.58	$1.24	$1.10

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

(3)
For the three months ended June 30, 2016 and 2015, the weighted-average outstanding non-participating securities of 441,000 and 238,000 shares, respectively, and for the six months ended June 30, 2016 and 2015, the weighted-average outstanding non-participating securities of 452,000 and 483,000 shares, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

13. INCOME TAXES

Income Tax Provision Analysis
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income before income taxes	$79,362	$73,668	$155,587	$140,386
Income tax provision:
Current income tax provision	$34,572	$28,691	$59,945	$50,231
Deferred income tax (benefit) provision	(5,575)	(1,445)	(4,275)	2,249
Total income tax provision	$28,997	$27,246	$55,670	$52,480
Effective tax rate	36.5%	37.0%	35.8%	37.4%

Deferred Tax Assets

Net deferred tax assets totaled $92.3 million at June 30, 2016 and $102.2 million at December 31, 2015. Net deferred tax assets are included in other assets in the accompanying consolidated statements of financial condition.

At June 30, 2016, we have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded. This conclusion was based in part on our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

At June 30, 2016 and December 31, 2015, we had $2.5 million and $126,000, respectively, of unrecognized tax benefits relating to uncertain tax positions that, if recognized, would impact the effective tax rate. During the three months ended June 30, 2016, the Company recorded gross unrecognized tax benefits of $3.1 million for tax positions taken during the current period. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not anticipate this change will have a material impact on the results of operations or the financial position of the Company.

14. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce both interest rate risk (relating to mortgage loan commitments and planned sales of loans) and foreign currency risk (relating to certain loans denominated in currencies other than the U.S. dollar). We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the client-related and other end-user derivatives, noted in the table below, were designated as hedging instruments for accounting purposes at June 30, 2016, and December 31, 2015.

Notional Amounts and Fair Value of Derivative Instruments
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	$350,000	$6,566	$675,000	$5,366	$—	$—	$125,000	$799
Derivatives not designated as hedging instruments:
Client-related derivatives:
Interest rate contracts	$4,280,089	$79,885	$3,933,977	$41,734	$4,280,089	$84,083	$3,933,977	$43,001
Foreign exchange contracts	262,502	6,995	155,914	5,008	249,888	6,200	127,664	4,274
Risk participation agreements (1)	80,333	14	84,216	6	106,364	31	111,269	27
Total client-related derivatives		$86,894		$46,748		$90,314		$47,302
Other end-user derivatives:
Foreign exchange contracts	$41,537	$1,118	$28,058	$220	$8,808	$65	$4,486	$3
Mortgage banking derivatives		531		519		941		181
Warrants		221		—		—		—
Total other end-user derivatives		$1,870		$739		$1,006		$184
Total derivatives not designated as hedging instruments		$88,764		$47,487		$91,320		$47,486
Netting adjustments (2)		(14,335)		(12,238)		(63,380)		(30,056)
Total derivatives		$80,995		$40,615		$27,940		$18,229

(1)	The remaining average notional amounts are shown for risk participation agreements.

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

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All such requirements were met at June 30, 2016. The fair value of the derivatives with credit contingency features in a net liability position at June 30, 2016 totaled $19.7 million and $19.3 million of collateral was posted for these transactions. If the credit risk contingency features were triggered at June 30, 2016, no additional collateral would be required to be posted to derivative counterparties and $19.7 million in outstanding derivative instruments would be immediately settled.

Derivatives Designated in Hedge Relationships

We use interest rate derivatives to hedge variability in forecasted interest cash flows in our loan portfolio which is comprised primarily of floating-rate loans. These derivatives are designated as cash flow hedges. The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash Flow Hedges – Under our cash flow hedging program, we enter into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loan cash flows to fixed-rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the consolidated statements of income. During the six months ended June 30, 2016, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in AOCI and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of June 30, 2016, the maximum length of time over which forecasted interest cash flows are hedged is three years. As of June 30, 2016, $3.7 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2016.There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

During the six months ended June 30, 2016, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur. Refer to Note 11 for additional information regarding the changes in AOCI related to the interest rate swaps designated as cash flow hedges.

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

Risk Participation Agreements
(Dollars in thousands)

	June 30, 2016	December 31, 2015
Fair value of written RPAs	$31	$27
Range of remaining terms to maturity (in years)	Less than 1 to 4	Less than 1 to 5
Range of assigned internal risk ratings	2 to 7	2 to 7
Maximum potential amount of future undiscounted payments	$4,281	$3,937
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	33%	43%

Other End-User Derivatives – We use forward commitments to sell to-be-announced securities and other commitments to sell residential mortgage loans at specified prices to economically hedge the change in fair value of customer interest rate lock commitments and residential mortgage loans held-for-sale. The forward commitments to sell and the interest rate lock commitments are considered derivatives. At June 30, 2016, the par value of our residential mortgage loans held-for-sale totaled $28.6 million, the notional value of our interest rate lock commitments totaled $88.9 million, and the notional value of our forward commitments to sell totaled $124.3 million.

We are also exposed at times to foreign exchange risk as a result of originating loans in which the principal and interest are settled in a currency other than U.S. dollars. As of June 30, 2016, our exposure was to the Euro, Canadian dollar, Danish kroner, British pound and Australian dollar on $46.4 million of loans. We manage this risk using forward currency derivatives.

Additionally, in connection with certain negotiated credit facilities, we receive warrants to acquire stock in privately-held client companies and are considered derivatives under current accounting standards. As of June 30, 2016, warrants totaled $221,000.

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Location in Consolidated Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Gain on client-related derivatives:
Interest rate contracts	Capital markets income	$3,898	$2,536	$7,429	$4,899
Foreign exchange contracts	Capital markets income	1,958	2,350	3,618	4,103
RPAs	Capital markets income	(4)	33	4	89
Total client-related derivatives		$5,852	$4,919	$11,051	$9,091
Gain (loss) on end-user derivatives:
Foreign exchange contracts	Other income, service and charges income	$2,361	$(500)	$1,857	$550
Mortgage banking derivatives	Mortgage banking income	(567)	380	(1,080)	340
Warrants	Other income, service and charges income	(111)	—	35	—
Total end-user derivatives		$1,683	$(120)	$812	$890
Total net gain recognized on derivatives not designated in hedging relationship		$7,535	$4,799	$11,863	$9,981

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

Derivative contracts may require us to provide or receive cash or financial instrument collateral. Collateral associated with derivative assets and liabilities subject to enforceable master netting agreements with the same counterparty is posted on a net basis. We have pledged cash or financial collateral in accordance with each counterparty’s collateral posting requirements for all of the Company’s derivative assets and liabilities in a net liability position as of June 30, 2016 and December 31, 2015. Certain collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that we are only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts.

As of June 30, 2016 and December 31, 2015, $49.1 million and $17.8 million of cash collateral pledged, respectively, was netted with the related financial liabilities on the consolidated statements of financial condition. To the extent not netted against fair values under a master netting agreement, the excess collateral received or pledged is included in other short-term borrowings or other investments, respectively. There was no excess cash collateral pledged at June 30, 2016 and December 31, 2015. Any securities pledged to counterparties as financial instrument collateral remain on the consolidated statements of financial condition as long as we do not default.

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

Offsetting of Financial Assets and Liabilities
(Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of June 30, 2016
Financial assets:
Derivatives (1):
Interest rate contracts	$86,451	$(10,652)	$75,799	$—	$—	$75,799
Foreign exchange contracts	4,151	(3,618)	533	—	—	533
RPAs	14	(14)	—	—	—	—
Mortgage banking derivatives	51	(51)	—	—	—	—
Total derivatives subject to a master netting agreement	90,667	(14,335)	76,332	—	—	76,332
Total derivatives not subject to a master netting agreement	4,663	—	4,663	—	—	4,663
Total derivatives	$95,330	$(14,335)	$80,995	$—	$—	$80,995
Financial liabilities:
Derivatives (1):
Interest rate contracts	$84,083	$(61,157)	$22,926	$(18,193)	$—	$4,733
Foreign exchange contracts	4,587	(2,158)	2,429	(1,928)	—	501
RPAs	31	(14)	17	(13)	—	4
Mortgage banking derivatives	344	(51)	293	—	—	293
Total derivatives subject to a master netting agreement	89,045	(63,380)	25,665	(20,134)	—	5,531
Total derivatives not subject to a master netting agreement	2,275	—	2,275	—	—	2,275
Total derivatives	$91,320	$(63,380)	$27,940	$(20,134)	$—	$7,806
Repurchase agreements	409,269	—	409,269	(409,269)	—	—
Total	$500,589	$(63,380)	$437,209	$(429,403)	$—	$7,806

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents financial instrument and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the financial instrument.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Financial Assets and Liabilities (Continued) (Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of December 31, 2015
Financial assets:
Derivatives (1):
Interest rate contracts	$47,100	$(8,970)	$38,130	$(55)	$—	$38,075
Foreign exchange contracts	4,059	(3,254)	805	(88)	—	717
RPAs	6	—	6	—	—	6
Mortgage banking derivatives	34	(14)	20	—	—	20
Total derivatives subject to a master netting agreement	51,199	(12,238)	38,961	(143)	—	38,818
Total derivatives not subject to a master netting agreement	1,654	—	1,654	—	—	1,654
Total derivatives	$52,853	$(12,238)	$40,615	$(143)	$—	$40,472
Financial liabilities:
Derivatives (1):
Interest rate contracts	$43,800	$(28,574)	$15,226	$(10,475)	$—	$4,751
Foreign exchange contracts	2,287	(1,458)	829	(570)	—	259
RPAs	27	(10)	17	(12)	—	5
Mortgage banking derivatives	14	(14)	—	—	—	—
Total derivatives subject to a master netting agreement	46,128	(30,056)	16,072	(11,057)	—	5,015
Total derivatives not subject to a master netting agreement	2,157	—	2,157	—	—	2,157
Total derivatives	$48,285	$(30,056)	$18,229	$(11,057)	$—	$7,172

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents financial instrument and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the financial instrument.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	June 30, 2016	December 31, 2015
Commitments to extend credit:
Home equity lines	$14,727	$1,338
Residential 1-4 family construction	70,323	47,504
Commercial real estate, other construction, and land development	1,180,620	1,321,123
Commercial and industrial	3,903,627	4,191,895
All other commitments	884,624	508,096
Total commitments to extend credit	$6,053,921	$6,069,956
Letters of credit:
Financial standby	$353,123	$365,760
Performance standby	40,920	38,264
Commercial letters of credit	4,805	3,999
Total letters of credit	$398,848	$408,023

(1)	Includes covered loan commitments of $9.8 million and $9.7 million as of June 30, 2016 and December 31, 2015, respectively.

Commitments to extend credit are agreements to lend funds to, or issue letters of credit for the account of, a client as long as there is no violation of any condition established in the credit agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of unfunded commitments require regulatory capital support, except for unfunded commitments of less than one year that are unconditionally cancellable. Since many of our commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of June 30, 2016, we had a reserve for unfunded commitments of $13.7 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors, including the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the consolidated statements of financial condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the consolidated statements of financial condition, totaled $3.1 million as of June 30, 2016. We amortize these amounts into income over the commitment period. As of June 30, 2016, standby letters of credit had a remaining weighted-average term of approximately 13 months, with remaining actual lives ranging from less than 1 year to 5 years.

Other Commitments

The Company has unfunded commitments to CRA investments and other investment partnerships totaling $36.7 million at June 30, 2016. Of these commitments, $28.8 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the consolidated statements of financial condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card provider issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party provider. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party provider to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $18.8 million at June 30, 2016.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of June 30, 2016, we had no recorded contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold in the secondary market have limited recourse provisions. The losses for the three months and six months ended June 30, 2016 and 2015, arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

Legal Proceedings

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois known as Maas v. Marek et. al. The lawsuit, brought by the beneficiaries of two trusts for which the Bank served as the successor trustee, sought reimbursement of penalties and interest assessed by the IRS due to the late payment of certain generation skipping taxes by the trusts, as well as certain related attorney fees and other damages. The other named defendants included legal and accounting professionals that provided services related to the matters involved.  In April 2016, the claims were bifurcated to proceed as two separate trials.  In June 2016, we entered into a settlement agreement with the plaintiffs, without admitting liability, providing for the final settlement of the litigation amongst the plaintiffs and the Bank and releasing the Bank from any and all claims and damages arising from or out of any acts that were, or could have been, the subject of the litigation.  The Circuit Court subsequently issued an order to dismiss the litigation with prejudice. The amount of settlement did not require us to recognize any additional expense beyond the reserve we had established in prior quarters.

Since the announcement of the proposed transaction with CIBC, three stockholders of the Company have filed separate putative class actions on behalf of public stockholders in the Cook County Circuit Court, Chicago, Illinois. The actions name as defendants the Company and each of its directors individually. The complaints assert that each of the directors breached his or her fiduciary duties in connection with the proposed transaction. Two of the complaints are also brought against CIBC and assert that the Company and CIBC aided and abetted the individual directors’ alleged breaches. All three lawsuits seek to enjoin or rescind the proposed transaction and to obtain an award of costs and attorneys’ fees and damages. The defendants, including the Company, believe the demands and complaints are without merit and there are substantial legal and factual defenses to the claims asserted.

As of June 30, 2016, and in the ordinary course of business, there were various other legal proceedings pending against the Company and our subsidiaries that are incidental to our regular business operations. Management does not believe that the outcome of any of these proceedings will have, individually or in the aggregate, a material adverse effect on our business, results of operations, financial condition or cash flows.

17. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

We measure, monitor, and disclose certain of our assets and liabilities on a fair value basis. Fair value is used on a recurring basis to account for securities available-for-sale, mortgage loans held-for-sale, derivative assets, derivative liabilities, and certain other assets and other liabilities. In addition, fair value is used on a nonrecurring basis to apply lower-of-cost-or-market accounting to foreclosed real estate and certain other loans held-for-sale, evaluate assets or liabilities for impairment, including collateral-

dependent impaired loans, and for disclosure purposes. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, we use various valuation techniques and input assumptions when estimating fair value.

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

Derivative Assets and Derivative Liabilities – Derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. For derivative counterparties, we measure nonperformance risk on the basis of each exposure to the counterparty. The fair value of derivative assets and liabilities is determined based on prices obtained from third-party advisors using standardized industry models, or based on quoted market prices obtained from external pricing services. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of derivative assets and liabilities are primarily based on observable inputs and are classified in level 2 of the valuation hierarchy, with the exception of certain client-related derivatives, RPAs, interest rate lock commitments and warrants, as discussed below. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third-party advisors, including evaluating inputs and methodologies used by the third-party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company’s knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from third parties based on our validation procedures, during the three months ended June 30, 2016 and 2015, we did not alter the fair values ultimately provided by the third-party advisors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at June 30, 2016, and December 31, 2015 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	June 30, 2016				December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for sale:
U.S. Treasury	$377,866	$—	$—	$377,866	$321,651	$—	$—	$321,651
U.S. Agencies	—	46,894	—	46,894	—	46,098	—	46,098
Collateralized mortgage obligations	—	88,230	—	88,230	—	99,972	—	99,972
Residential mortgage-backed securities	—	885,431	—	885,431	—	829,855	—	829,855
State and municipal securities	—	466,215	—	466,215	—	467,160	630	467,790
Total securities available-for-sale	377,866	1,486,770	—	1,864,636	321,651	1,443,085	630	1,765,366
Mortgage loans held-for-sale	—	28,926	—	28,926	—	35,704	—	35,704
Derivative assets:
Interest rate contract derivatives designated as hedging instruments	—	6,566	—	6,566	—	5,366	—	5,366
Client-related derivatives	—	86,595	299	86,894	—	46,342	406	46,748
Other end-user derivatives	—	1,169	701	1,870	—	254	485	739
Netting adjustments	—	(14,321)	(14)	(14,335)	—	(12,167)	(71)	(12,238)
Total derivative assets	—	80,009	986	80,995	—	39,795	820	40,615
Total assets	$377,866	$1,595,705	$986	$1,974,557	$321,651	$1,518,584	$1,450	$1,841,685
Liabilities:
Derivative liabilities:
Interest rate contract derivatives designated as hedging instruments	$—	$—	$—	$—	$—	$799	$—	$799
Client-related derivatives	—	90,283	31	90,314	—	47,204	98	47,302
Other end-user derivatives	—	409	597	1,006	—	17	167	184
Netting adjustments	—	(63,366)	(14)	(63,380)	—	(29,974)	(82)	(30,056)
Total derivative liabilities	$—	$27,326	$614	$27,940	$—	$18,046	$183	$18,229
If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2015, and June 30, 2016.

There have been no other changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2015, to June 30, 2016.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
(Amounts in thousands)

	2016			2015
	Available- for-Sale Securities	Derivative Assets	Derivative (Liabilities)	Derivative Assets	Derivative (Liabilities)
Three Months Ended June 30
Balance at beginning of period	$—	$836	$(226)	$2,233	$(1,239)
Total gains (losses) included in earnings (2)	—	927	(828)	(384)	153
Purchases, issuances, sales and settlements:
Issuances	—	842	—	347	—
Settlements	—	(1,470)	349	(572)	340
Transfers into Level 3 (out of Level 2) (3)	—	—	—	284	—
Transfers out of Level 3 (into Level 2) (3)	—	(135)	77	(827)	451
Balance at end of period	$—	$1,000	$(628)	$1,081	$(295)
Change in unrealized gains in earnings relating to assets and liabilities still held at end of period	$—	$102	$26	$(36)	$193
Six Months Ended June 30
Balance at beginning of period	$630	$891	$(265)	$2,198	$(1,477)
Total gains (losses) included in earnings (2)	30	1,336	(1,114)	(242)	299
Purchases, issuances, sales and settlements:
Issuances	—	1,262	—	505	—
Settlements	(660)	(2,373)	674	(1,363)	584
Transfers into Level 3 (out of Level 2) (3)	—	26	—	1,168	(160)
Transfers out of Level 3 (into Level 2) (3)	—	(142)	77	(1,185)	459
Balance at end of period	$—	$1,000	$(628)	$1,081	$(295)
Change in unrealized gains in earnings relating to assets and liabilities still held at end of period	$—	$279	$49	$490	$(26)

(1)	Fair value is presented prior to giving effect to netting adjustments.

(2)	Amounts disclosed in this line are included in the consolidated statements of income as capital markets products income for derivatives and mortgage banking income for interest rate lock commitments.

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
(Amounts in thousands)

	June 30, 2016	December 31, 2015
Aggregate fair value	$28,926	$35,704
Difference (1)	(365)	301
Aggregate unpaid principal balance	$28,561	$36,005

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of June 30, 2016 and December 31, 2015, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the six months ended June 30, 2016, were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the six months ended June 30, 2016 and 2015, and still held at June 30, 2016 and 2015, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Net (Gains) Losses
	June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Collateral-dependent impaired loans (1)	$14,517	$27,186	$(3,083)	$(3,021)
OREO (2)	4,482	10,473	896	1,161
Total	$18,999	$37,659	$(2,187)	$(1,860)

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

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2015, to June 30, 2016.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at June 30, 2016		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$285		Discounted cash flow	Loss factors	12.6% to 23.9%	19.7%
RPAs	(17)	(1)	Discounted cash flow	Loss factors	0.1% to 23.9%	3.5%
Interest rate lock commitments	787		Discounted cash flow	Pull-through rate	72.2% to 100.0%	81.4%
Collateral-dependent impaired loans	14,517		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-1.3% to -1.9%	-1.8%
OREO	4,482		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-0.5% to -28.6%	-15.9%
Warrants	221		Black-Scholes option pricing model	Estimated stock price	$0.59 to $13.97	$7.88
				Remaining life assumption	9 to 10 years	9.6 years
				Volatility	26.0% to 66.0%	53.7%

(1)	Represents fair value of underlying swap.

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

Other loans held-for-sale - Included in loans held-for sale at June 30, 2016 and December 31, 2015 are $32.4 million and $73.1 million, respectively, of loans carried at the lower of aggregate cost or fair value. Fair value estimates are based on the actual agreed upon price in the agreement.

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

Financial Instruments
(Amounts in thousands)

	As of June 30, 2016
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$155,292	$155,292	$155,292	$—	$—
Federal funds sold and interest-bearing deposits in banks	230,036	230,036	—	230,036	—
Loans held-for-sale	61,360	61,360	—	61,360	—
Securities available-for-sale	1,864,636	1,864,636	377,866	1,486,770	—
Securities held-to-maturity	1,435,334	1,464,698	—	1,464,698	—
FHLB stock	21,113	21,113	—	21,113	—
Loans, net of allowance for loan losses and unearned fees	13,867,193	13,731,571	—	—	13,731,571
Covered assets, net of allowance for covered loan losses	19,626	24,922	—	—	24,922
Accrued interest receivable	47,209	47,209	—	—	47,209
Investment in BOLI	57,380	57,380	—	—	57,380
Derivative assets	80,995	80,995	—	80,009	986
Community reinvestment investments	9,813	10,254	—	10,254	—
Financial Liabilities:
Deposits	$14,557,394	$14,573,353	$—	$12,195,617	$2,377,736
Short-term borrowings	1,287,934	1,285,537	—	1,282,805	2,732
Long-term debt	338,262	309,291	196,909	54,206	58,176
Accrued interest payable	7,967	7,967	—	—	7,967
Derivative liabilities	27,940	27,940	—	27,326	614

Financial Instruments (Continued)
(Amounts in thousands)

	As of December 31, 2015
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$145,147	$145,147	$145,147	$—	$—
Federal funds sold and interest-bearing deposits in banks	238,511	238,511	—	238,511	—
Loans held-for-sale	108,798	108,798	—	108,798	—
Securities available-for-sale	1,765,366	1,765,366	321,651	1,443,085	630
Securities held-to-maturity	1,355,283	1,351,241	—	1,351,241	—
FHLB stock	26,613	26,613	—	26,613	—
Loans, net of allowance for loan losses and unearned fees	13,105,739	12,929,340	—	—	12,929,340
Covered assets, net of allowance for covered loan losses	21,242	26,758	—	—	26,758
Accrued interest receivable	45,482	45,482	—	—	45,482
Investment in BOLI	56,653	56,653	—	—	56,653
Derivative assets	40,615	40,615	—	39,795	820
Community reinvestment investments	15,602	15,812	—	15,812	—
Financial Liabilities:
Deposits	$14,345,592	$14,348,272	$—	$12,155,516	$2,192,756
Short-term borrowings	372,467	372,451	—	370,244	2,207
Long-term debt	688,215	669,210	207,750	398,146	63,314
Accrued interest payable	7,080	7,080	—	—	7,080
Derivative liabilities	18,229	18,229	—	18,046	183

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

Operating Segments Performance
(Amounts in thousands)

	Banking		Asset Management		Holding Company and Other Adjustments		Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015
Three Months Ended June 30
Net interest income (expense)	$146,637	$129,121	$1,099	$1,104	$(5,719)	$(5,603)	$142,017	$124,622
Provision for loan and covered loan losses	5,569	2,116	—	—	—	—	5,569	2,116
Non-interest income	31,573	28,273	5,539	4,771	18	15	37,130	33,059
Non-interest expense	80,393	74,756	4,394	4,513	9,429	2,628	94,216	81,897
Income (loss) before taxes	92,248	80,522	2,244	1,362	(15,130)	(8,216)	79,362	73,668
Income tax provision (benefit)	33,971	29,951	864	524	(5,838)	(3,229)	28,997	27,246
Net income (loss)	$58,277	$50,571	$1,380	$838	$(9,292)	$(4,987)	$50,365	$46,422
Six Months Ended June 30
Net interest income (expense)	$290,744	$255,619	$2,347	$2,003	$(11,556)	$(11,007)	$281,535	$246,615
Provision for loan and covered loan losses	11,971	7,762	—	—	—	—	11,971	7,762
Non-interest income	60,434	57,411	10,263	9,134	35	30	70,732	66,575
Non-interest expense	163,418	150,691	9,036	8,825	12,255	5,526	184,709	165,042
Income (loss) before taxes	175,789	154,577	3,574	2,312	(23,776)	(16,503)	155,587	140,386
Income tax provision (benefit)	63,383	57,888	1,379	898	(9,092)	(6,306)	55,670	52,480
Net income (loss)	$112,406	$96,689	$2,195	$1,414	$(14,684)	$(10,197)	$99,917	$87,906

	Banking		Holding Company and Other Adjustments(1)		Consolidated
	6/30/2016	12/31/2015	6/30/2016	12/31/2015	6/30/2016	12/31/2015
Selected Balances
Assets	$16,091,795	$15,314,801	$2,077,396	$1,938,047	$18,169,191	$17,252,848
Total loans	14,035,808	13,266,475	—	—	14,035,808	13,266,475
Deposits	14,612,199	14,407,127	(54,805)	(61,535)	14,557,394	14,345,592

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

19. VARIABLE INTEREST ENTITIES

The Company is required to consolidate VIEs in which it has a controlling financial interest. The following table summarizes the carrying amounts of the consolidated VIEs’ assets included in the Company’s statements of financial condition as adjusted for intercompany eliminations at June 30, 2016. At December 31, 2015, the Company did not have any VIEs that were consolidated in our financial statements.

Consolidated VIEs
(Amounts in thousands)

June 30, 2016
Assets:
Loans	$2,506
Accrued interest receivable	14
Other assets	144
Total assets	$2,664

The Company sponsors and consolidates certain VIEs that invest in community development projects designed primarily to promote community welfare, such as economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents. These VIEs invest in community development projects through the extension of below-market loans that generate a return primarily through the realization of federal new markets tax credits. The consolidated VIEs’ loans are recognized within loans on the Company’s consolidated statements of financial condition. The federal new markets tax credits earned from equity investments in VIEs are recognized as a component of income tax expense, and interest income received on the loans is recognized within interest income on the Company’s consolidated statements of income. The assets of the consolidated VIEs are the primary source of funds to settle their respective obligations. The creditors of the VIEs do not have recourse to the general credit of the Company. The Company’s exposure to each consolidated VIE is limited to the amount of equity invested by the Company in the VIE.

The table below presents our interests in VIEs that are not consolidated in our financial statements at June 30, 2016, and December 31, 2015.

Nonconsolidated VIEs
(Amounts in thousands)

	June 30, 2016		December 31, 2015
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances (1)	$167,629	$—	$169,788	$—
Community reinvestment investments and loans (2)	47,047	54,438	41,020	44,191
Restructured loans to commercial clients (2):
Outstanding loan balance	83,823	101,546	47,178	56,854
Related derivative asset	142	142	81	81
Warrants	16	16	—	—
Total	$298,657	$156,142	$258,067	$101,126

(1)	Net of deferred financing costs of $2.2 million at June 30, 2016 and December 31, 2015.

(2)	Excludes personal loans and loans to non-for-profit entities.

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

The carrying value of the Company’s tax credit investments in affordable housing projects totaled $33.7 million at June 30, 2016 and $27.0 million at December 31, 2015. Commitments to provide future capital contributions totaling $28.8 million as of June 30, 2016, are expected to be paid through 2030. These investments are reviewed periodically for impairment. No impairment losses were recorded for the six months ended June 30, 2016 and 2015. The following table summarizes the impact on the consolidated statement of income for the periods presented.

Affordable Housing Tax Credit Investments
(Amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Tax credits	$815	$299
Tax benefits from operating losses	338	119
Amortization of principal investment	$912	$316

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. (“PrivateBancorp,” the “Company,” we, our or us), is a Delaware corporation and bank holding company headquartered in Chicago, Illinois. The PrivateBank and Trust Company (the “Bank” or “PrivateBank”), our bank subsidiary, provides customized business and personal financial services to middle market companies, as well as business owners, executives, entrepreneurs and families in all the markets and communities we serve. As of June 30, 2016, we had 34 offices located in 12 states, including 22 full-service banking branches in four states. Our full-service bank branches are located principally in the greater Chicago metropolitan area, with additional branches in the St. Louis, Milwaukee and Detroit metropolitan areas. We have non-depository commercial banking offices strategically located in major commercial centers to further our reach with our core client base of middle market companies.

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

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Results of operations for the six months ended June 30, 2016, are not necessarily indicative of results to be expected for the year ending December 31, 2016. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a fully diluted basis.

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

Our ability to predict results or the actual effects of future plans, strategies or events is inherently uncertain. Factors which could cause actual results or conditions to differ from those reflected in forward-looking statements include:

•
the possibility that the transaction with CIBC does not close when expected or at all because required regulatory, stockholder or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all; or the possibility that, as a result of the announcement and pendency of the proposed transaction, we experience difficulties in employee retention and/or clients or vendors seek to change their existing business relationships with us, or competitors change their strategies to compete against us, any of which may have a negative impact on our business or operations;

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

These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Readers should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” section of this Form 10-Q, as well as those set forth in our subsequent periodic and current reports filed with the Securities and Exchange Commission (the “SEC”). Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

RECENT DEVELOPMENTS

On June 29, 2016, the Company entered into a definitive merger agreement with Canadian Imperial Bank of Commerce (“CIBC”), a Canadian chartered bank, and CIBC Holdco Inc. (“Holdco”), a Delaware corporation and a direct, wholly owned subsidiary of CIBC, pursuant to which the Company will merge with and into Holdco, with Holdco surviving the merger. Following the merger, the Bank will be headquartered in Chicago, Illinois, retain its Illinois state banking charter and be an indirect, wholly owned subsidiary of CIBC.

Under the terms of the definitive agreement, shareholders of the Company will receive $18.80 in cash and 0.3657 of a CIBC common share for each share of PrivateBancorp common stock. As of June 28, 2016, the last trading day before public announcement of the transaction, total consideration for the transaction was valued at approximately $3.8 billion, or $47.00 per share of common stock of the Company, based on CIBC’s closing stock price on June 28, 2016 of $77.11. As of such date, the aggregate consideration would have been paid with approximately $1.5 billion in cash and approximately 29.5 million common shares of CIBC, representing a 40 percent cash and 60 percent share mix. The actual transaction value will be based on the number of shares of common stock of the Company outstanding at the closing and the price of CIBC common stock as of the closing.

The transaction is expected to be completed in the first quarter of 2017, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the Company’s stockholders.

Additional information about the definitive agreement is set forth in the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016.

OVERVIEW OF RECENT FINANCIAL RESULTS

For the second quarter 2016, we reported net income available to common stockholders of $50.4 million, an increase of $3.9 million, or 8%, compared to $46.4 million for second quarter 2015, and an increase of $813,000, or 2%, compared to $49.6 million for first quarter 2016. Diluted earnings per share were $0.62, an increase of 7% compared to $0.58 per diluted share in second quarter 2015 and comparable to $0.62 in the previous quarter. Second quarter 2016 results included $6.3 million of costs related to the pending CIBC transaction, which reduced earnings per share by $0.05 on an after-tax basis. For the second quarter 2016, our annualized return on average assets was 1.14% and our annualized return on average common equity was 11.20%, compared with 1.15% and 11.85%, respectively, in the year ago quarter.

For the six months ended June 30, 2016, we reported net income available to common stockholders of $99.9 million, an increase of $12.0 million, or 14%, compared to $87.9 million for the six months ended June 30, 2015. Diluted earnings per share were $1.24, an increase of 13% for the six months ended June 30, 2016, compared to $1.10 per diluted share for the six months ended June 30, 2015. Annualized return on average assets was 1.14% and our annualized return on average common equity was 11.30%, compared with prior year ratios of 1.11% and 11.46%, respectively.

Net interest income for second quarter 2016 increased $17.4 million compared to second quarter 2015, primarily driven by higher interest income on $1.6 billion growth in average interest-earning assets compared to the prior year quarter, and the impact of our variable rate loan portfolio repricing to higher short-term rates following the December 2015 interest rate increase and higher loan fees. Net interest margin was 3.28% for second quarter 2016, increasing from 3.17% for second quarter 2015 benefiting from higher loan yields mainly due to the mid-December rate rise previously mentioned in addition to higher loan fees and interest recoveries on previous nonaccrual loans.

Non-interest income for second quarter 2016 increased $4.1 million from the prior year quarter with all major fee categories, excluding deposit service charges and fees and other income, contributing to the current quarter increase. As a result of the growth in net interest income and non-interest income, net revenue increased $21.6 million, or 14%, to $180.3 million, from $158.7 million for second quarter 2015. Non-interest expense increased 15% from the prior year quarter, primarily due to the transaction-related costs discussed above and higher salary and employee benefit costs, including incentive compensation costs. Driven by the growth in net revenue, operating profit increased $9.3 million to $86.1 million for second quarter 2016 compared to $76.8 million for second quarter 2015. The efficiency ratio was 52.2% for second quarter 2016, compared to 51.6% for second quarter 2015. The transaction-related expenses increased the second quarter 2016 efficiency ratio by 340 basis points.

Total loans grew $769.3 million, or 6%, to $14.0 billion at June 30, 2016, from $13.3 billion at year end 2015, and increased $1.5 billion, or 12%, from June 30, 2015, primarily in our commercial loan and commercial real estate (“CRE”) portfolios. Total commercial loans and CRE loans comprised 64% and 26% of total loans, respectively, at June 30, 2016, 65% and 25% at year end 2015 and 67% and 24% at June 30, 2015.

At June 30, 2016, nonperforming assets increased 31% to $80.0 million, compared to $61.0 million at December 31, 2015, with four borrowers representing 60% of the period end total. Nonperforming assets to total assets were 0.44% at June 30, 2016, compared to 0.35% at December 31, 2015. Nonperforming loans to total loans were 0.47% at June 30, 2016, compared to 0.41% at December 31, 2015. At June 30, 2016, our allowance for loan losses as a percentage of total loans was 1.20%, compared to 1.21% at December 31, 2015. Net charge-offs totaled $2.3 million in second quarter 2016 as compared to $1.6 million in second quarter 2015, while the provision for loan losses, excluding covered assets, increased to $5.6 million in second quarter 2016 compared to $2.1 million for second quarter 2015. The current quarter provision was impacted by loan growth and credit risk rating changes within our performing loan portfolio.

Total deposits at June 30, 2016, increased $211.8 million, or 1%, to $14.6 billion from year end 2015, and increased $1.2 billion, or 9% from June 30, 2015 with increases from a year ago in non-interest-bearing and interest-bearing deposits. Our deposit base is predominately comprised of commercial client balances, which will fluctuate from time to time based on our clients’ business and liquidity needs. Deposit funding was supplemented by an increase in traditional brokered deposits and short-term borrowings during the first six months of 2016. The loan-to-deposit ratio was 96% at June 30, 2016 compared to 92% at December 31, 2015.

Please refer to the remaining sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for greater discussion of the various components of our second quarter 2016 performance, statement of financial condition and liquidity.

RESULTS OF OPERATIONS

The following table presents selected quarterly financial data highlighting our operating performance trends over the past five quarters.

Table 1
Consolidated Financial Highlights
(Dollars in thousands, except per share data)

	As of and for the Three Months Ended
	2016		2015
	June 30	March 31	December 31	September 30	June 30
Selected Operating Statistics
Net income	$50,365	$49,552	$52,137	$45,268	$46,422
Effective tax rate	36.5%	35.0%	37.5%	37.7%	37.0%
Net interest income	$142,017	$139,518	$136,591	$131,209	$124,622
Fee revenue (1)	36,550	33,071	32,619	30,529	33,060
Net revenue (2)	180,341	174,337	170,445	163,134	158,717
Operating profit (2)	86,125	83,844	87,425	77,959	76,820
Provision for loan losses (3)	5,570	6,436	2,917	4,203	2,056
Per Share Data
Basic earnings per share	$0.63	$0.63	$0.66	$0.58	$0.59
Diluted earnings per share	0.62	0.62	0.65	0.57	0.58
Tangible book value at period end (2)(4)	$21.83	$21.07	$20.25	$19.65	$18.88
Dividend payout ratio	1.59%	1.60%	1.52%	1.72%	1.69%
Performance Ratios
Return on average common equity	11.20%	11.40%	12.29%	11.05%	11.85%
Return on average assets	1.14%	1.15%	1.21%	1.09%	1.15%
Return on average tangible common equity (2)	11.91%	12.16%	13.13%	11.85%	12.75%
Net interest margin (2)	3.28%	3.30%	3.25%	3.23%	3.17%
Efficiency ratio (2)(5)	52.24%	51.91%	48.71%	52.21%	51.60%
Credit Quality (3)
Total nonperforming loans to total loans	0.47%	0.44%	0.41%	0.34%	0.45%
Total nonperforming assets to total assets	0.44%	0.42%	0.35%	0.34%	0.44%
Allowance for loan losses to total loans	1.20%	1.23%	1.21%	1.25%	1.25%
Balance Sheet Highlights
Total assets	$18,169,191	$17,667,372	$17,252,848	$16,888,008	$16,219,276
Average interest-earning assets	17,285,351	16,865,659	16,631,958	16,050,598	15,703,136
Loans (3)	14,035,808	13,457,665	13,266,475	13,079,314	12,543,281
Allowance for loan losses (3)	(168,615)	(165,356)	(160,736)	(162,868)	(157,051)
Deposits	14,557,394	14,464,869	14,345,592	13,897,739	13,388,936
Noninterest-bearing demand deposits	4,511,893	4,338,177	4,355,700	4,068,816	3,702,377
Loans to deposits (3)	96.42%	93.04%	92.48%	94.11%	93.68%

	As of
	2016		2015
	June 30	March 31	December 31	September 30	June 30
Capital Ratios
Total risk-based capital	12.42%	12.56%	12.37%	12.28%	12.41%
Tier 1 risk-based capital	10.66%	10.76%	10.56%	10.39%	10.49%
Tier 1 leverage ratio	10.56%	10.50%	10.35%	10.35%	10.24%
Common equity Tier 1 ratio	9.70%	9.76%	9.54%	9.35%	9.41%
Tangible common equity to tangible assets (2)(6)	9.60%	9.51%	9.34%	9.23%	9.22%

(1)	Computed as total non-interest income less net securities gains (losses).

(2)	This is a non-U.S. GAAP financial measure. Refer to Table 24 for a reconciliation of non-U.S. GAAP measures to comparable U.S. GAAP measures.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

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

Table 2 and Table 3 summarize the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters and six months ended June 30, 2016 and 2015. Table 2 also presents the trend in net interest margin on a quarterly basis for 2016 and 2015, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, Table 2 and Table 3 detail variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume versus yield/rate changes.

Three months ended June 30, 2016 compared to three month ended June 30, 2015

Table 2
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Three Months Ended June 30,						Attribution of Change in Net Interest Income (1)
	2016			2015
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$267,372	$335	0.50%	$393,761	$245	0.25%	$(98)	$188	$90
Securities:
Taxable	2,775,729	15,158	2.19%	2,396,003	13,541	2.26%	2,087	(470)	1,617
Tax-exempt (3)	448,869	3,490	3.11%	383,514	3,017	3.15%	508	(35)	473
Total securities	3,224,598	18,648	2.31%	2,779,517	16,558	2.38%	2,595	(505)	2,090
FHLB stock	24,716	170	2.72%	26,415	63	0.94%	(4)	111	107
Loans, excluding covered assets:
Commercial	8,820,606	97,417	4.37%	8,426,836	88,317	4.15%	4,230	4,870	9,100
Commercial real estate	3,501,121	33,870	3.83%	2,916,389	27,019	3.67%	5,614	1,237	6,851
Construction	601,221	6,024	3.96%	392,676	4,036	4.07%	2,092	(104)	1,988
Residential	515,340	4,395	3.41%	415,942	3,541	3.40%	848	6	854
Personal and home equity	305,582	2,300	3.03%	320,661	2,457	3.07%	(114)	(43)	(157)
Total loans, excluding covered assets(4)	13,743,870	144,006	4.15%	12,472,504	125,370	3.98%	12,670	5,966	18,636
Covered assets (5)	24,795	158	2.56%	30,939	277	3.61%	(48)	(71)	(119)
Total interest-earning assets (3)	17,285,351	$163,317	3.74%	15,703,136	$142,513	3.60%	$15,115	$5,689	$20,804
Cash and due from banks	183,421			173,915
Allowance for loan and covered loan losses	(173,096)			(164,844)
Other assets	551,556			496,560
Total assets	$17,847,232			$16,208,767
Liabilities and Equity:
Interest-bearing demand deposits	$1,520,116	$1,155	0.30%	$1,428,497	$966	0.27%	$65	$124	$189
Savings deposits	398,756	475	0.48%	330,092	322	0.39%	74	79	153
Money market accounts	5,897,507	6,197	0.42%	5,879,152	4,631	0.32%	14	1,552	1,566
Time deposits	2,253,212	6,068	1.08%	2,437,037	5,730	0.94%	(406)	744	338
Total interest-bearing deposits	10,069,591	13,895	0.55%	10,074,778	11,649	0.46%	(253)	2,499	2,246
Short-term borrowings	777,941	995	0.51%	327,226	234	0.28%	483	278	761
Long-term debt	592,097	5,216	3.51%	452,480	4,972	4.39%	1,349	(1,105)	244
Total interest-bearing liabilities	11,439,629	20,106	0.70%	10,854,484	16,855	0.62%	1,579	1,672	3,251
Noninterest-bearing demand deposits	4,386,950			3,637,010
Other liabilities	211,450			145,377
Equity	1,809,203			1,571,896
Total liabilities and equity	$17,847,232			$16,208,767
Net interest spread (3)			3.04%			2.98%
Contribution of noninterest-bearing sources of funds			0.24%			0.19%
Net interest income/margin (3)		$143,211	3.28%		$125,658	3.17%	$13,536	$4,017	$17,553
Less: tax equivalent adjustment		1,194			1,036
Net interest income, as reported		$142,017			$124,622
(footnotes on following page)

Table 2
Net Interest Income and Margin Analysis (Continued)
(Dollars in thousands)

	Quarterly Net Interest Margin Trend
	2016		2015
	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	3.74%	3.74%	3.67%	3.65%	3.60%	3.65%
Cost of interest-bearing liabilities	0.70%	0.68%	0.64%	0.63%	0.62%	0.63%
Net interest spread (3)	3.04%	3.06%	3.03%	3.02%	2.98%	3.02%
Contribution of noninterest-bearing sources of funds	0.24%	0.24%	0.22%	0.21%	0.19%	0.19%
Net interest margin (3)	3.28%	3.30%	3.25%	3.23%	3.17%	3.21%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $9.0 million and $6.3 million in net loan fees for the quarters ended June 30, 2016 and 2015, respectively.

(3)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. This is a non-U.S. GAAP measure. Refer to Table 24, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

(4)
Includes loans held-for-sale and nonaccrual loans. Average loans on a nonaccrual basis for the recognition of interest income totaled $63.8 million and $63.7 million for the quarters ended June 30, 2016 and 2015, respectively. Interest foregone on impaired loans was estimated to be approximately $677,000 and $613,000 for the quarters ended June 30, 2016 and 2015, respectively, calculated based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section below entitled “Covered Assets” for a detailed discussion.

Net interest income on a tax-equivalent basis increased $17.6 million, or 14%, to $143.2 million for second quarter 2016, compared to $125.7 million for second quarter 2015. The growth in interest income for second quarter 2016 was attributable to an $18.6 million increase in interest income on loans largely driven by $1.3 billion of higher average loan balances, which contributed $12.7 million to interest income and higher loan yields, including the benefit from the December 2015 rate rise, which contributed $6.0 million to interest income. Interest expense increased $3.3 million, primarily related to a $2.2 million increase in deposit costs, largely due to the mid-December 2015 rate rise, and higher rates paid on certain money market accounts.

Average interest-earning assets grew $1.6 billion from the prior year period primarily driven by $1.3 billion of growth in average loan balances, with $584.7 million of the growth in the CRE portfolio and $393.8 million in the commercial loan portfolio, along with a $445.1 million increase in average securities balances. Average interest-bearing liabilities grew $585.1 million from the prior year period primarily driven by an increase in short-term borrowings of $450.7 million as a result of increased use of short-term FHLB advances and repurchase agreements, coupled with a $139.6 million increase in average long-term debt from the addition of a 24-month FHLB advance added late in second quarter 2015.

Net interest margin increased to 3.28% for second quarter 2016 from 3.17% for the second quarter 2015 with improvements in loan yields partially offset by a decrease in securities yields and an increase in cost of funds. Overall loan yields increased by 17 basis points from second quarter 2015, as our largely variable rate portfolio benefited from higher short-term rates, specialty lending activity (which generally commands comparatively higher loan rates), increased loan fees from second quarter 2015 levels, and interest recoveries on previous non-accrual loans. Our overall loan yields continue to be aided by our hedging program, although at a reduced level as a result of the rate rise, and the fact that the notional value of the active hedge program has been reduced from the prior year comparative period. For second quarter 2016, yields on our securities portfolio decreased 7 basis points from the prior year comparative period as the low rate environment has accelerated prepayment speeds and reduced yields on securities purchased.The eight basis points increase in cost of funds for the quarter was driven primarily by higher rates paid on deposits. Deposit costs increased nine basis points from the prior year period, primarily due to the repricing of deposits that are tied to the Federal funds effective rate following the mid-December rate increase, which deposits totaled $1.7 billion at June 30, 2016, along with the increased average balances in interest-bearing demand deposits and savings deposits. Average noninterest-bearing demand deposits and average equity, our principal sources of noninterest-bearing funds, increased in aggregate by $987.2 million from the comparative period, adding five basis points of value to net interest margin due to higher volume and cost of funds from second quarter 2015 to second quarter 2016.

In the prolonged low interest rate environment, competition remains strong, which has influenced loan pricing and structure. As a result, we have experienced a general decline in our loan yields due to pricing compression on new loans, including within certain of our specialty businesses, and, to a lesser extent, on loan renewals in the current environment. Future loan yields may be impacted by fluctuations in loan fees driven by acceleration of unamortized origination fees upon early payoff or refinancing, and prepayment and other fees received on certain event-driven actions in accordance with the loan agreement, as well as interest income recognized upon recovery of interest on nonaccrual loans. To the extent short-term interest rates rise, the impact on deposit costs for our indexed deposits has greater predictability than our non-indexed deposits. Deposit costs will depend on various factors including client behavior, pricing pressure within the bank marketplace and from non-bank alternatives, the mix of our funding sources, and prices for alternative sources of deposits and funds.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Table 3
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Six Months Ended June 30,						Attribution of Change in
	2016			2015			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$272,498	$675	0.49%	$407,228	$506	0.25%	$(209)	$378	$169
Securities:
Taxable	2,736,148	30,368	2.22%	2,379,456	27,097	2.28%	3,974	(703)	3,271
Tax-exempt (3)	447,273	7,040	3.15%	365,783	5,767	3.15%	1,283	(10)	1,273
Total securities	3,183,421	37,408	2.35%	2,745,239	32,864	2.40%	5,257	(713)	4,544
FHLB stock	25,896	320	2.44%	27,533	111	0.80%	(7)	216	209
Loans, excluding covered assets:
Commercial	8,736,817	192,610	4.36%	8,262,658	173,309	4.17%	10,214	9,087	19,301
Commercial real estate	3,439,757	66,237	3.81%	2,901,855	54,604	3.74%	10,332	1,301	11,633
Construction	588,057	11,658	3.92%	390,666	7,834	3.99%	3,914	(90)	3,824
Residential	503,698	8,896	3.53%	401,106	7,027	3.50%	1,812	57	1,869
Personal and home equity	299,998	4,562	3.06%	331,315	4,939	3.01%	(474)	97	(377)
Total loans, excluding covered assets (4)	13,568,327	283,963	4.14%	12,287,600	247,713	4.01%	25,798	10,452	36,250
Covered assets (5)	25,363	268	2.12%	31,865	636	4.02%	(112)	(256)	(368)
Total interest-earning assets (3)	17,075,505	$322,634	3.74%	15,499,465	$281,830	3.62%	$30,727	$10,077	$40,804
Cash and due from banks	179,035			172,629
Allowance for loan and covered loan losses	(171,170)			(162,709)
Other assets	536,641			491,609
Total assets	$17,620,011			$16,000,994
Liabilities and Equity (6):
Interest-bearing demand deposits	$1,503,934	$2,262	0.30%	$1,476,046	$1,972	0.27%	$38	$252	$290
Savings deposits	395,899	942	0.48%	327,866	634	0.39%	146	162	308
Money market accounts	5,948,512	12,093	0.41%	5,709,614	8,929	0.32%	388	2,776	3,164
Time deposits	2,205,317	11,739	1.07%	2,498,196	11,369	0.92%	(1,292)	1,663	371
Total interest-bearing deposits	10,053,662	27,036	0.54%	10,011,722	22,904	0.46%	(720)	4,853	4,133
Short-term borrowings	514,515	1,225	0.47%	302,173	431	0.28%	407	387	794
Long-term debt	640,162	10,427	3.25%	398,931	9,900	4.96%	4,674	(4,147)	527
Total interest-bearing liabilities	11,208,339	38,688	0.69%	10,712,826	33,235	0.62%	4,361	1,093	5,454
Noninterest-bearing demand deposits	4,428,177			3,595,097
Other liabilities	205,128			145,786
Equity	1,778,367			1,547,285
Total liabilities and equity	$17,620,011			$16,000,994
Net interest spread (3)(6)			3.05%			3.00%
Contribution of noninterest-bearing sources of funds			0.24%			0.19%
Net interest income/margin (3)(6)		$283,946	3.29%		$248,595	3.19%	$26,366	$8,984	$35,350
Less: tax equivalent adjustment		2,411			1,980
Net interest income, as reported		$281,535			$246,615
(footnotes on following page)

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $16.8 million and $13.8 million in loan fees for the six months ended June 30, 2016 and 2015, respectively.

(3)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. This is a non-U.S. GAAP measure. Refer to Table 26, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

(4)
Includes loans held-for-sale and nonaccrual loans. Average loans on a nonaccrual basis for the recognition of interest income totaled $58.7 million and $65.8 million for the six months ended June 30, 2016 and 2015, respectively. Interest foregone on impaired loans was estimated to be approximately $1.2 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively, calculated based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled “Covered Assets” for a detailed discussion.

(6)	Includes deposits held-for-sale.

As shown in Table 3, net interest margin was 3.29% for the six months ended June 30, 2016, and 3.19% for the six months ended June 30, 2015. Tax-equivalent net interest income increased $35.4 million to $283.9 million for the six months ended June 30, 2016, from $248.6 million for the prior year period. The year-over-year increase in net interest income was primarily attributable to the $1.7 billion growth in average loans and securities, offset by lower yields on securities and increased deposit costs as a result of the mid-December 2015 rate rise.

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

Table 4
Non-Interest Income Analysis
(Dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Asset management income:
Managed fee income	$4,877	$4,183	17	$9,023	$8,012	13
Custodian fee income	662	558	19	1,241	1,092	14
Total asset management income	5,539	4,741	17	10,264	9,104	13
Mortgage banking	4,607	4,152	11	7,576	7,927	-4
Capital markets products	5,852	4,919	19	11,051	9,091	22
Treasury management	8,290	7,421	12	16,476	14,748	12
Loan, letter of credit and commitment fees	5,538	4,914	13	10,738	10,020	7
Syndication fees	5,664	5,375	5	11,098	7,997	39
Deposit service charges and fees and other income	1,060	1,538	-31	2,418	7,155	-66
Subtotal fee income	36,550	33,060	11	69,621	66,042	5
Net securities gains (losses)	580	(1)	n/m	1,111	533	108
Total non-interest income	$37,130	$33,059	12	$70,732	$66,575	6

n/m	Not meaningful

Three months ended June 30, 2016 compared to three month ended June 30, 2015

Non-interest income for second quarter 2016 totaled $37.1 million, compared to $33.1 million for second quarter 2015, with increases in all core fee income categories except for deposit service charges and fees and other income. Certain income sources, such as mortgage banking, capital markets products and syndication fees, are transactional in nature and are significantly impacted by market forces (e.g., interest rates have a significant impact on mortgage banking volume) and, accordingly, tend to fluctuate and generate uneven income from period to period.

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

For second quarter 2016, asset management fee income increased $798,000, or 17%, compared to second quarter 2015, with approximately two-thirds of the increase attributable to the addition of a single $2.4 billion corporate trust account (shown below in custody assets) in first quarter 2016 and to a lessor extent price adjustments on certain managed asset accounts. It is anticipated that approximately $1.4 billion of the new account will be disbursed during third quarter 2016 which could impact the amount of fees earned next quarter from the new account, depending on timing of disbursements. Aggregate AUMA at June 30, 2016 increased by $3.2 billion from June 30, 2015 and $3.4 billion from December 31, 2015, largely attributable to the previously mentioned corporate trust account and the addition of a $1.0 billion new corporate retirement account.

The following table presents the composition of AUMA as of the dates shown.

(Dollars in thousands)	As of			% Change
AUMA	6/30/2016	12/31/2015	6/30/2015	6/30-12/31	6/30-6/30
Personal managed	$2,017,797	$1,872,737	$1,892,973	8	7
Corporate and institutional managed	2,526,043	1,787,187	1,883,166	41	34
Total managed assets	4,543,840	3,659,924	3,776,139	24	20
Custody assets (1)	6,145,445	3,631,149	3,682,388	69	67
Total AUMA	$10,689,285	$7,291,073	$7,458,527	47	43

(1)	June 30, 2016 includes a $2.4 billion corporate trust account for which we do not provide investment management services, but do serve as trustee.

Income from our mortgage banking business, which includes gains on loans sold and certain mortgage related loan fees, grew $455,000, or 11%, to $4.6 million in second quarter 2016 compared to $4.2 million for second quarter 2015 due to improved spreads on a slightly higher volume of loans sold during the current quarter compared to the prior year quarter. We sold $136.9 million of mortgage loans in the secondary market, generating gains of $4.9 million in second quarter 2016, compared to $135.9 million of mortgage loans sold, generating gains of $4.2 million, in the prior year period. During second quarter 2016, both refinance activity and new home purchases exceeded levels in second quarter 2015. We experienced strong application volumes during the current quarter and anticipate mortgage banking revenue will continue to improve in third quarter 2016.

The following table presents the composition of capital markets income for the past five quarters.

	Three Months Ended
	2016		2015
(Dollars in thousands)	June 30	March 31	December 31	September 30	June 30
Interest rate contracts	$4,942	$5,418	$2,866	$2,423	$1,888
Foreign exchange contracts	1,943	1,685	2,297	1,902	2,362
Risk participation agreements	—	—	135	—	53
Total capital markets income, excluding credit valuation adjustment (“CVA”)	$6,885	$7,103	$5,298	$4,325	$4,303
CVA	(1,033)	(1,904)	1,043	(1,227)	616
Total capital markets income	$5,852	$5,199	$6,341	$3,098	$4,919

Capital markets income was $5.9 million in second quarter 2016, increasing $933,000 from second quarter 2015, and included a negative $1.0 million CVA in the current quarter compared to a positive CVA of $616,000 for second quarter 2015. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income increased $2.6 million, or 60%, compared to second quarter 2015, reflecting higher average deal sizes, longer maturities, and higher spreads for interest rate contracts, offset by revenue in foreign exchange (“FX”) transactions due to tighter spreads. FX transactions generally provide a more stable source of fee income compared to the transactional nature of interest rate contracts, which are significantly influenced by clients’ views on the extent and timing of future interest rate movements. As shown in the table above, over the past five quarters, fees from interest rate contracts have fluctuated period to period due to both volume and size of transactions.

Treasury management income increased $869,000, or 12%, from second quarter 2015 due to higher volume across our treasury management platforms. The current quarter increase reflects the ongoing success in cross-selling treasury management services to new commercial clients as we continue to build client relationships, with approximately 73% of our commercial clients using treasury management services at June 30, 2016. Cross-sell and implementation of treasury management services may lag the closing of a credit facility by three to six months on average.

Loan, letter of credit, and commitment fees increased $624,000, or 13%, from second quarter 2015, with increases in unused commitment fees, standby letter of credit fees, and loan fees. The majority of our unused commitment fees related to revolving facilities, which at June 30, 2016 totaled $10.3 billion, of which $5.6 billion were unused. In comparison, at June 30, 2015, commitments related to revolving facilities totaled $9.1 billion, of which $4.9 billion were unused. The change from the prior year period reflects new client relationships since second quarter 2015.

Syndication fees of $5.7 million in second quarter 2016 were up $289,000 from second quarter 2015. During second quarter 2016, we were the lead or co-lead in 38 syndicated loan transactions, totaling $746.5 million in commitments, of which we retained $360.9 million in commitments. In the prior year period, we were the lead or co-lead in 25 syndicated loan transactions, totaling $741.7 million in commitments, while retaining $316.2 million in commitments. Syndication fees per transaction typically vary depending on, among other factors, market conditions and the size and structure of the transaction, so the aggregate level of syndication fees earned by us in a given period is not entirely correlated with our volume of syndications and our syndication fees can be expected to fluctuate from quarter to quarter. While we generally expect increased syndication opportunities as we grow our loan portfolio and client relationships, our volume of syndication transactions depends on a number of factors, including portfolio management decisions, the mix of loans originated, and liquidity and demand by other institutions for syndicated loans. We believe that a number of macroeconomic conditions, such as declining commodity prices and uncertainty about economic growth, and regulatory developments, such as enhanced regulatory focus on leveraged lending and CRE concentrations, have impacted market demand for syndicated loans, which could reduce our level of syndication fees in future periods.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Non-interest income for the six months ended June 30, 2016, totaled $70.7 million, increasing $4.2 million, or 6%, compared to $66.6 million in the six months ended June 30, 2015. Our non-interest income in the first six months of 2015 included a $4.1 million gain on the sale of our Georgia branch that was completed during first quarter 2015. We experienced increases in all categories of non-interest income, except for mortgage banking and deposits service charges and fees and other income, during the six months ended June 30, 2016.

Asset management fee income increased 13% to $10.3 million for the first six months of 2016 compared to the previous year period. The increase was due to overall growth in AUMA primarily driven by new client relationships (which helped increase managed assets) and an increase in core custodial assets.

Income from our mortgage banking business declined 4% to $7.6 million in the first six months of 2016, compared to $7.9 million in the previous year period. The decrease resulted from a lower volume of loans sold year-to-date due to lower long-term interest rates and more favorable conditions in the housing market for the six months ended June 30, 2015, which was partially offset by higher spreads in 2016 compared to the prior year period. We sold $232.7 million of mortgage loans in the secondary market, generating gains of $8.0 million in the six months ended June 30, 2016, compared to $273.0 million of mortgage loans sold, generating gains of $7.9 million, for the prior year period.

Capital markets income increased $2.0 million in the current six months compared to the prior period. The current six months included a negative $2.9 million CVA compared to a negative CVA of $189,000 in 2015. Exclusive of CVA adjustments, year-over-year capital markets income was $14.0 million in the current period compared to $9.3 million in the prior year period, an increase of $4.7 million, or 51%. The increase in income is due to higher average deal sizes, longer maturities, and higher spreads for interest rate contracts, offset by slightly lower revenue in FX transactions as a result of tighter spreads.

Treasury management income increased $1.7 million, or 12%, compared to the six months ended June 30, 2015. The increase reflected ongoing success in cross-selling treasury management services to our commercial clients.

Loan, letter of credit, and commitment fees increased $718,000, or 7%, from the six months ended June 30, 2015, due to higher levels of unused commitment fees and loan fees compared to the prior year period.

Syndication fees increased $3.1 million, or 39%, from the six months ended June 30, 2015. The first six months of 2016 included a single transaction which contributed $1.9 million of revenue. In the current six month period, we have experienced higher volume from ongoing opportunities as we grow our loan portfolio and client relationships compared to the prior year comparative period.

Non-interest Expense

Table 5
Non-Interest Expense Analysis
(Dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Compensation expense:
Salaries and wages	$30,335	$27,461	10	$59,298	$54,463	9
Share-based costs	4,618	4,316	7	10,975	9,459	16
Incentive compensation and commissions	15,882	13,091	21	29,189	24,153	21
Payroll taxes, insurance and retirement costs	4,491	5,152	-13	14,203	14,306	-1
Total compensation expense	55,326	50,020	11	113,665	102,381	11
Net occupancy and equipment expense	7,012	7,055	-1	14,227	13,989	2
Technology and related costs	5,487	4,524	21	10,780	8,875	21
Marketing	3,925	4,666	-16	8,329	8,244	1
Professional services	9,490	2,585	267	12,484	4,895	155
Outsourced servicing costs	2,052	2,034	1	3,892	3,714	5
Net foreclosed property expense	360	585	-38	926	1,913	-52
Postage, telephone, and delivery	945	899	5	1,785	1,761	1
Insurance	3,979	3,450	15	7,799	6,661	17
Loan and collection:
Loan origination and servicing expense	1,666	1,607	4	2,964	3,233	-8
Loan remediation expense	351	603	-42	585	1,245	-53
Total loan and collection expense	2,017	2,210	-9	3,549	4,478	-21
Other operating expense:
Supplies and printing	104	177	-41	215	341	-37
Subscriptions and dues	502	312	61	885	631	40
Education and training	264	362	-27	557	646	-14
Internal travel and entertainment	542	476	14	1,015	799	27
Investment manager expense	555	665	-17	1,096	1,310	-16
Bank charges	319	300	6	637	596	7
Intangibles amortization	541	645	-16	1,081	1,300	-17
Provision for unfunded commitments	1,375	507	171	1,970	883	123
Other expenses	(579)	425	-236	(183)	1,625	-111
Total other operating expenses	3,623	3,869	-6	7,273	8,131	-11
Total non-interest expense	$94,216	$81,897	15	$184,709	$165,042	12
Full-time equivalent (“FTE”) employees at period end	1,264	1,185	7
Operating efficiency ratios:
Non-interest expense to average assets	2.12%	2.03%		2.11%	2.08%
Net overhead ratio (1)	1.29%	1.21%		1.30%	1.24%
Efficiency ratio (2)	52.24%	51.60%		52.08%	52.37%
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(1)	Computed as non-interest expense, less non-interest income, annualized, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax-equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 24, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Non-interest expense increased by $12.3 million, or 15%, in second quarter 2016 compared to second quarter 2015. Included in second quarter 2016 non-interest expense were $6.3 million of transaction-related expenses associated with the proposed transaction with CIBC that were largely reflected in professional services expense. Higher compensation expense, technology costs, insurance costs and provision for unfunded commitments also contributed to the current quarter increase. This was partially offset by reductions in marketing, foreclosed property costs and other expenses compared to second quarter 2015.

Compensation expense, which is comprised of salary and wages, share-based costs, incentive compensation and payroll taxes, insurance and retirement costs, increased $5.3 million, or 11%, from second quarter 2015. Salary and wages were up $2.9 million, or 10%, primarily due to a larger employee base compared to levels at June 30, 2015, as well as annual compensation and promotion adjustments. Share-based costs increased $302,000, or 7%, attributable to a higher volume of awards granted during first quarter 2016 that met a shortened expense recognition period related to certain retirement provisions and a higher level of annual awards granted. Incentive compensation was up by $2.8 million, or 21%, reflecting the impact of annual merit increases on a greater participant base as well as higher capital markets incentive expense which correlates with performance. Payroll taxes, insurance and retirement costs were down $661,000 due to lower medical insurance expense as a result of a lower level of claims during the quarter compared to the prior year quarter.

Technology and related costs increased $963,000, or 21%, from $4.5 million at June 30, 2015 to $5.5 million at June 30, 2016 largely due to increased hosting costs and software maintenance costs as we continue to develop our infrastructure and enhance functionality of our existing services.

Marketing expense decreased $741,000, or 16%, as a result of the timing of various advertising campaigns and contributions in 2016 compared to the prior year period which included marketing costs for a Spring 2015 advertising campaign.

Professional services expense, which includes fees paid for legal services in connection with corporate activities, accounting, and consulting services, increased $6.9 million, or 267%, from second quarter 2015, primarily due to $6.1 million of transaction-related costs reported in professional services expense for second quarter 2016.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, and property ownership costs associated with the maintenance of foreclosed real estate (“OREO”), declined $225,000, or 38%, compared to second quarter 2015 due to lower costs across all categories excluding OREO real estate taxes, and included higher OREO income due to a single large retail property transferred into OREO at the end of first quarter 2016.

Insurance expense increased $529,000, or 15%, from second quarter 2015 and was primarily due to higher FDIC deposit insurance premiums in 2016 resulting from overall asset growth and, to a lesser extent, an increase in the rate paid as a result of changes in the overall composition of our balance sheet.

Other operating expenses declined $246,000, or 6%, from second quarter 2015. Other expenses include bank charges, costs associated with the CDARS® deposit product offering, intangible asset amortization, education-related costs, subscriptions, provision for unfunded commitments, and miscellaneous operating losses and expenses. The decline in other operating expenses during the current quarter is largely due to a reduction in various miscellaneous operating expenses, intangible amortization and market value adjustments on certain non-marketable investments, including partnership interests in various Community Reinvestment Act investments, and was partially offset by an increase in the provision for unfunded commitments.

Our efficiency ratio was 52.24% for second quarter 2016, compared to 51.6% for second quarter 2015. The transaction-related expenses increased the second quarter 2016 efficiency ratio by 340 basis points. Further meaningful improvement in the efficiency ratio will likely depend on a rise in short-term interest rates, which we expect would cause an increase in our net interest income without a corresponding increase to our non-interest expenses.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Non-interest expense increased $19.7 million for the six months ended June 30, 2016, compared to the prior year period, primarily related to increases in compensation and professional services expense. Included in the six months ended June 30, 2016 were $6.3 million of transaction-related expenses associated with the proposed transaction with CIBC that were largely reflected in professional services expense.

Compensation expense increased overall by $11.3 million, or 11%, from the prior year period due to additional staff, annual compensation adjustments and increased incentive compensation accruals. Salary and wages were up $4.8 million, or 9%, primarily due to a higher FTE base, as well as annual compensation adjustments. Share-based costs increased $1.5 million, or 16%, attributable to a higher volume of awards granted during first quarter 2016 that met a shortened expense recognition period related to certain retirement provisions and a higher level of annual awards granted. Incentive compensation and commissions increased $5.0 million, or 21%, from the prior period due to improved performance resulting in higher incentive compensation and capital market incentive plan accruals.

Technology and related costs increased $1.9 million, or 21%, from $8.9 million at June 30, 2015 to $10.8 million at June 30, 2016 largely due to increased hosting costs and software maintenance costs as we continue to develop our infrastructure and enhance functionality of our existing services.

Professional services expense, which includes fees paid for legal services in connection with corporate activities, accounting, and consulting services, increased $7.6 million, or 155%, from the six months ended June 30, 2015, primarily due to $6.1 million of transaction-related costs included in second quarter 2016 results.

Net foreclosed property expenses declined $1.0 million, or 52%, compared to the prior year period. The decline in net foreclosed property expenses was primarily due to a $427,000 million reduction in OREO valuation write-downs compared to the prior year period and a $336,000 reduction in the loss on sale of OREO as the population of OREO declined compared to June 30, 2015.

Insurance costs increased $1.1 million, or 17%, for the six months ended June 30, 2016 compared to the prior year period and was primarily due to higher FDIC deposit insurance premiums in 2016 largely attributable to overall asset growth and, to a lesser extent, an increase in the rate paid due to changes to the overall composition of our balance sheet.

Loan and collection expense decreased $929,000, or 21%, for the six months ended June 30, 2016 compared to the prior year period. The decrease was primarily due to a reduction of loan remediation costs during the six months ended June 30, 2016 compared to the prior year period.

Other operating expenses declined $858,000, or 11%, for the six months ended June 30, 2016, compared to the prior year period, largely due to various miscellaneous other expenses, including decreases in expense on our CRA investments, lower intangible asset amortization and reduction in other miscellaneous operating losses, offset by an increase in the provision for unfunded commitments in the current period.

Income Taxes

Our provision for income taxes includes federal, state and local income tax expense. For the quarter ended June 30, 2016, we recorded an income tax provision of $29.0 million on pre-tax income of $79.4 million (equal to a 36.5% effective tax rate) compared to an income tax provision of $27.2 million on pre-tax income of $73.7 million for the three months ended June 30, 2015 (equal to a 37.0% effective tax rate).

For the six months ended June 30, 2016, income tax expense totaled $55.7 million on pre-tax income of $155.6 million (equal to a 35.8% effective tax rate) compared to an income tax provision of $52.5 million on pre-tax income of $140.4 million (equal to a 37.4% effective tax rate). The lower tax rate in 2016 is attributable to net tax benefits of $1.9 million recorded in the first six months of 2016, largely in connection with the adoption of a new accounting standard related to the accounting for income taxes associated with share-based compensation.

Net deferred tax assets totaled $92.3 million at June 30, 2016. We have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded during the quarter. This conclusion was based in part on the fact that the Company had cumulative book income for financial statement purposes at June 30, 2016, measured on a trailing three-year basis. In addition, we considered the Company’s recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

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

Our Banking segment is the Company’s most significant segment, representing 89% of consolidated total assets and generating nearly all of our net income. The profitability of our Banking segment is dependent on net interest income, provision for loan and covered loan losses, non-interest income (exclusive of asset management fees), and non-interest expense (exclusive of such expenses attributable to our asset management business). The net income for the Banking segment for second quarter 2016 was $58.3 million, an increase of $7.7 million from net income of $50.6 million for the prior year period. The increase in net income for the Banking segment was primarily due to a $17.5 million increase in net interest income resulting from $1.3 billion, or 10%, in average loan growth since the prior year period coupled with higher short-term rates. The increase in net interest income was partially offset by a $5.6 million increase in non-interest expenses for second quarter 2016, as compared to the prior year period, largely due to an increase in salaries and incentive compensation driven by an increase in staffing, annual salary and promotional adjustments and higher revenue-related incentive compensation costs.

Total loans for the Banking segment increased $769.3 million to $14.0 billion at June 30, 2016, from $13.3 billion at December 31, 2015. Total deposits were $14.6 billion and $14.4 billion at June 30, 2016, and December 31, 2015, respectively.

Asset Management

The Asset Management segment includes certain activities of our Private Wealth group, including investment management, personal trust and estate administration, custodial and escrow services, retirement account administration, and brokerage services. The private banking activities of our Private Wealth group are included with the Banking segment.

Net income from Asset Management increased to $1.4 million for second quarter 2016 from $838,000 for the prior year period, with approximately two-thirds of the increase attributable to fees earned from the addition in first quarter 2016 of a single $2.4 billion corporate trust account and, to a lessor extent, price adjustments on certain managed asset accounts. AUMA totaled $10.7 billion at June 30, 2016, compared to $7.5 billion at June 30, 2015 primarily reflecting the addition of a large corporate trust account mentioned above and a $1.0 billion corporate retirement account added in second quarter 2016.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in the Bank. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of compensation expense allocated to the Holding Company and professional fees. For the second quarter 2016, the net loss for the Holding Company Activities segment increased to $9.3 million compared to a net loss of $5.0 million for the second quarter 2015, largely attributable to $6.3 million of expenses associated with the proposed transaction with CIBC. The Holding Company had $54.8 million in cash at June 30, 2016, compared to $61.5 million at December 31, 2015.

Additional information about our operating segments are also discussed in Note 18 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

FINANCIAL CONDITION

Total assets were $18.2 billion at June 30, 2016, a 5% increase from total assets of $17.3 billion at December 31, 2015. Total loans were $14.0 billion at June 30, 2016, compared to $13.3 billion at December 31, 2015. Our total deposits increased slightly to $14.6 billion at June 30, 2016 from $14.3 billion at December 31, 2015. Total stockholders’ equity increased 8% from $1.7 billion at December 31, 2015 to $1.8 billion at June 30, 2016.

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

Table 6
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of June 30, 2016			As of December 31, 2015
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury	$377,866	$372,505	11	$321,651	$322,922	10
U.S. Agencies	46,894	46,274	2	46,098	46,504	1
Collateralized mortgage obligations	88,230	84,849	3	99,972	97,260	3
Residential mortgage-backed securities	885,431	861,104	27	829,855	817,006	27
State and municipal securities	466,215	448,914	14	467,790	458,402	15
Total available-for-sale	1,864,636	1,813,646	57	1,765,366	1,742,094	56
Held-to-Maturity
Collateralized mortgage obligations	45,799	46,112	1	48,979	50,708	2
Residential mortgage-backed securities	1,145,502	1,122,456	34	1,069,572	1,069,746	34
Commercial mortgage-backed securities	268,946	262,022	8	228,063	229,722	7
State and municipal securities	254	254	*	254	254	*
Foreign sovereign debt	500	500	*	500	500	*
Other securities	3,697	3,990	*	3,873	4,353	1
Total held-to-maturity	1,464,698	1,435,334	43	1,351,241	1,355,283	44
Total securities	$3,329,334	$3,248,980	100	$3,116,607	$3,097,377	100

*	Less than 1%

As of June 30, 2016, our securities portfolio totaled $3.3 billion, an increase of 7% compared to December 31, 2015. During the six months ended June 30, 2016, purchases of securities totaled $401.4 million, with $223.0 million in the available-for-sale portfolio and $178.4 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential mortgage-backed securities and state and municipal securities as well as purchases of U.S. Treasury securities, state and municipal securities and agency guaranteed residential and commercial mortgage-backed securities.

In conjunction with ongoing portfolio management and rebalancing activities, during the six months ended June 30, 2016, we sold $45.4 million in state and municipal securities, resulting in a net securities gain of $1.1 million.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprised 73% of the total portfolio at June 30, 2016. All of the mortgage-backed securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage-backed securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 14% of the total portfolio at June 30, 2016. This type of security has historically experienced very low default rates and provided a predictable cash flow because it generally is not subject to significant prepayment. For a portion of our state and local municipality debt instruments, insurance companies and state programs provide credit enhancement to improve the credit rating and liquidity of the issuance. Management considers underlying municipality credit strength and any credit enhancement when evaluating a purchase or sale decision.

We do not hold direct exposure to the obligations of the State of Illinois. We hold some bonds from municipalities in Illinois, but the finances of these municipalities are not primarily dependent on the finances of the State of Illinois.

At June 30, 2016, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $31.2 million, an increase of $17.1 million from December 31, 2015, primarily due to decreases in interest rates and the corresponding increase in the value of the securities. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future market volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

The following table summarizes activity in the Company’s investment securities portfolio during 2016. There were no transfers of securities between investment categories during the year.

Table 7
Investment Portfolio Activity
(Dollars in thousands)

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Securities Available-for-Sale	Securities Held-to-Maturity		Available-for-Sale	Held-to-Maturity
Balance at beginning of period	$1,831,848	$1,456,760		$1,765,366	$1,355,283
Additions:
Purchases	96,175	33,509		223,008	178,378
Reductions:
Sales proceeds	(18,764)	—		(45,446)	—
Net gains on sale	580	—		1,111	—
Principal maturities, prepayments and calls	(51,331)	(52,412)		(100,915)	(93,720)
Amortization of premiums and accretion of discounts	(3,191)	(2,523)		(6,206)	(4,607)
Total reductions	(72,706)	(54,935)		(151,456)	(98,327)
Increase in market value	9,319	—	(1)	27,718	—	(1)
Balance at end of period	$1,864,636	$1,435,334		$1,864,636	$1,435,334

(1)
The held-to-maturity portfolio is recorded at cost, with no adjustment for the $4.0 million unrealized loss in the portfolio at the beginning of 2016 or the increase in market value of $11.5 million and $33.4 million for the three and six months ended June 30, 2016, respectively.

The following table presents the maturities of the different types of investments that we owned at June 30, 2016, and the corresponding interest rates.

Table 8
Maturity Distribution and Portfolio Yields
(Dollars in thousands)

	As of June 30, 2016
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Securities Available-for-Sale
U.S. Treasury	$—	—%	$347,380	1.19%	$25,125	1.67%	$—	—%
U.S. Agencies	—	—%	46,274	1.30%	—	—%	—	—%
Collateralized mortgage obligations (1)	6,673	3.60%	78,176	3.17%	—	—%	—	—%
Residential mortgage-backed securities (1)	1,305	4.98%	415,010	3.24%	432,298	2.32%	12,491	3.01%
State and municipal securities (2)	24,483	2.23%	158,011	1.96%	255,085	2.10%	11,335	1.80%
Total available-for-sale	32,461	2.63%	1,044,851	2.27%	712,508	2.22%	23,826	2.43%
Securities Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	46,112	1.40%	—	—%	—	—%
Residential mortgage-backed securities (1)	—	—%	374,247	2.45%	368,580	2.58%	379,629	2.94%
Commercial mortgage-backed securities (1)	32	1.67%	125,582	1.79%	136,408	2.39%	—	—%
State and municipal securities (2)	132	2.67%	122	2.94%	—	—%	—	—%
Foreign sovereign debt	—	—%	500	1.76%	—	—%	—	—%
Other securities	—	—%	3,990	7.01%	—	—%	—	—%
Total held-to-maturity	164	2.47%	550,553	2.24%	504,988	2.53%	379,629	2.94%
Total securities	$32,625	2.63%	$1,595,404	2.26%	$1,217,496	2.35%	$403,455	2.91%

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

Portfolio Composition

Table 9
Loan Portfolio
(Dollars in thousands)

	June 30, 2016	% of Total	December 31, 2015	% of Total	% Change in Balances
Commercial and industrial	$7,141,069	51	$6,747,389	51	6
Commercial – owner-occupied real estate	1,889,400	13	1,888,238	14	*
Total commercial	9,030,469	64	8,635,627	65	5
Commercial real estate	2,860,618	20	2,629,873	20	9
Commercial real estate – multi-family	787,792	6	722,637	5	9
Total commercial real estate	3,648,410	26	3,352,510	25	9
Construction	552,183	4	522,263	4	6
Total commercial real estate and construction	4,200,593	30	3,874,773	29	8
Residential real estate	497,709	4	461,412	4	8
Home equity	127,967	1	129,317	1	-1
Personal	179,070	1	165,346	1	8
Total loans	$14,035,808	100	$13,266,475	100	6

*	Less than 1%

Total loans increased $769.3 million during the six months ended June 30, 2016 to $14.0 billion at June 30, 2016, compared to $13.3 billion at December 31, 2015 with $578.1 million, or 75% of the growth occurring in second quarter 2016. Aiding second quarter loan growth was a return to more normalized payoff levels, following a period of elevated payoffs for the prior two quarters. Payoffs were $388.0 million for second quarter 2016, $50 million below the five quarter average. For the first six months of 2016, new loans to new clients totaled $818.5 million and growth in existing clients net of paydowns totaled $848 million. Our five-quarter trailing average loan growth was approximately $480.3 million at June 30, 2016, increasing $156.6 million compared to $323.6 million a year ago. Revolving line usage on the overall loan portfolio decreased slightly to 46% at June 30, 2016, from 47% at December 31, 2015.

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
Our loan growth was driven by growth in commercial and CRE loan portfolios, which increased $394.8 million and $295.9 million, respectively, from December 31, 2015 to June 30, 2016. Within the commercial portfolio, growth was primarily driven by the finance and insurance segment, which increased $154.2 million, and we saw growth across multiple asset classes in the CRE portfolio. Multi-family is the largest asset class, representing 22% of the portfolio at June 30, 2016 and December 31, 2015. Within the CRE portfolio, draws on construction loans totaled $268.0 million for the six months ended June 30, 2016, which were significantly offset by construction loans being moved to CRE. This is indicative of the uneven CRE loan life cycle and consistent with our business strategy as a short- and intermediate-term CRE lender. Growth in our CRE portfolio can be attributed to new client activity and increases in multi-family loans and mixed use/other loans.

We generally earn higher yields on our commercial and industrial portfolio, particularly related to our specialized lending products, such as healthcare and security alarm financing, compared to other segments of our loan portfolio. We also have greater potential to cross-sell other products and services, such as treasury management services, to our commercial and industrial lending clients.

In the normal course of our business, we participate in loan transactions that involve a number of banks in an effort to maintain and build client relationships while managing portfolio risk, with a view to cross-selling products and originating loans for the borrowers in the future. Although we often strive to lead or co-lead the arrangement, we also participate in transactions led by other banks when we have a relationship with, or seek to develop a relationship with, the borrower. Loan syndications assist us with decreasing credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our

$14.0 billion in total loans at June 30, 2016, we were party to $5.2 billion of loans with other financial institutions, consisting of $2.4 billion in retained balances in syndicated loans that were led or co-led by us and $2.8 billion for which we were a non-lead participant in the syndicated loan. Within this $5.2 billion portfolio, $3.0 billion of loans were shared national credits (“SNCs”), which are loan commitments of at least $20 million that are shared by three or more regulatory depository institutions, of which we are the lead or co-lead in $1.1 billion and the non-lead participant for $1.9 billion. Of the $818.5 million of new lending to new clients during the first six months of 2016, approximately $171.6 million, or 21%, were SNCs. To the extent financing opportunities we pursue exceed our risk appetite for larger credit exposures and we are not able to syndicate the loan transactions, our loan growth may be impacted.

The following table summarizes the composition of our commercial loan portfolio at June 30, 2016, and December 31, 2015 based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client’s ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client’s underlying business activity changes, classification differences between periods will arise.

Table 10
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Manufacturing	$1,828,584	20	$1,810,085	21
Healthcare	1,807,451	20	1,807,764	21
Finance and insurance	1,487,560	17	1,333,363	15
Wholesale trade	804,519	9	768,571	9
Real estate, rental and leasing	559,329	6	542,437	6
Professional, scientific and technical services	572,881	6	574,278	7
Administrative, support, waste management and remediation services	486,771	5	481,827	5
Architecture, engineering and construction	293,087	3	252,351	3
Telecommunication and publishing	239,363	3	203,994	2
Retail	242,367	3	228,935	3
All other (1)	708,557	8	632,022	8
Total commercial (2)	$9,030,469	100	$8,635,627	100

(1)	All other consists of numerous smaller balances across a variety of industries with no category greater than 2% of total loans.

(2)	Includes owner-occupied commercial real estate of $1.9 billion at June 30, 2016 and December 31, 2015.

Our manufacturing portfolio, representing 20% of our commercial lending portfolio and 13% of the total portfolio at June 30, 2016, is well diversified among sub-industry and product types. The manufacturing industry classification is a key component of our core business. During 2015, particularly in the second half of the year, and the first half of 2016, the U.S. manufacturing sector experienced a significant slowdown, as evidenced by declines or slowing rates of growth in a number of key indicators, due in part to the economic headwinds of lower commodity prices, a strong U.S. dollar, and declining oil and gas prices. The stress currently faced by the durable goods manufacturing sector could adversely impact our existing portfolio and/or our future loan growth rate.

Our healthcare portfolio totaled $1.8 billion at June 30, 2016, comparable to December 31, 2015. We have a specialized niche in the skilled nursing, assisted living, and residential care segment of the healthcare industry. Loan relationships to these providers tend to be larger extensions of credit with borrowers primarily represented by for-profit businesses. At June 30, 2016, 20% of our commercial loan portfolio and 13% of our total loan portfolio was composed of loans extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. The facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Accordingly, our clients and their ability to service this debt may be adversely impacted by the financial health of state or federal payors. In recent years, there have been reductions in the reimbursement rates in certain states and government entities are taking longer to reimburse providers. For example, in the State of Illinois, the Medicaid reimbursement rate was reduced and the budget impasse, which has resulted in the state operating without a budget since June 30, 2015, has contributed to reduced Medicaid payments to healthcare providers. Although our healthcare commercial loan portfolio is well diversified across 28 states, loans to borrowers in the State of Illinois represented our highest geographic concentration of healthcare loans at 21% of the healthcare commercial loan portfolio, or $383.9 million, as of June 30, 2016. The challenged financial condition of the State of Illinois has had some adverse effects on the cash flow position of some of our Illinois-based healthcare borrowers. Despite this impact on client cash flows, to date, the healthcare loan portfolio has experienced minimal defaults and losses. We are actively monitoring the Illinois budget situation and its potential impact on our borrowers to manage the risks presented by the state’s budget problems and overall challenged financial condition.

The third largest segment of our commercial loan portfolio is the finance and insurance portfolio, which increased $154.2 million since December 31, 2015 and now represents 17% of our commercial lending portfolio at June 30, 2016 compared to 15% at December 31, 2015. The increase in the portfolio was primarily due to an increase in specialty finance loans, which totaled $455.3 million as of June 30, 2016, up from $388.2 million at December 31, 2015. This type of lending represents loans to nonbank specialty finance lenders that provide various types of financing to their customers, such as consumer financing, auto financing, equipment financing or other types of asset-based lending. The growth in this portfolio is a result of pursuing new opportunities to add specialized industry knowledge amongst our client relationship managers, with an expanded team in 2015 and a greater presence in the market. The current six month growth was offset by a $91.6 million decrease in outstanding loans under bridge lines to private equity funds, which provide such funds with liquidity as a bridge to the next capital call from their investors. The terms of such loans are generally between 90 and 120 days and, given their purpose, these loans generally remain outstanding for a short period of time. Amounts outstanding under these lines generally will fluctuate from quarter to quarter given their transactional nature. At June 30, 2016, amounts outstanding under bridge lines totaled $148.3 million compared to $239.9 million at December 31, 2015.

The following table summarizes our CRE and construction loan portfolios by collateral type at June 30, 2016, and December 31, 2015.

Table 11
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Multi-family	$787,792	22	$722,637	22
Retail	818,106	22	763,179	23
Office	656,420	18	572,711	17
Healthcare	374,553	10	335,918	10
Industrial/warehouse	371,754	10	319,958	9
Land	210,891	6	247,190	7
Residential 1-4 family	55,485	2	86,214	3
Mixed use/other	373,409	10	304,703	9
Total commercial real estate	$3,648,410	100	$3,352,510	100
Construction
Multi-family	$221,342	40	$130,020	25
Healthcare	72,461	13	62,460	12
Retail	109,800	20	107,327	21
Office	35,257	6	84,459	16
Condominiums	22,682	4	37,451	7
Industrial/warehouse	48,239	9	46,530	9
Residential 1-4 family	12,527	2	21,849	4
Mixed use/other	29,875	6	32,167	6
Total construction	$552,183	100	$522,263	100

Of the combined CRE and construction portfolios, the three largest categories at June 30, 2016, were multi-family, retail and office, which represented 24%, 22% and 16%, respectively. Generally, we are a short to intermediate term real estate lender and our CRE and construction portfolio strategies focus on core real estate classes in the markets in which we operate and established sponsors and developers with which we have prior experience, other banking relationships or the opportunity to offer comprehensive banking relationships. Within the multi-family asset type, we believe we are well diversified across property types (low-rise, mid-rise, and high-rise structures), unit types (traditional unit sizes, micro units, etc.), class (luxury class A, mid-point class B, etc.) and location. Additionally, the multi-family asset type is further diversified with a combination of stabilization of prior construction projects, existing property improvements, and stable assets with strong recurring cash flows. Payoffs during the six months ended June 30, 2016 included property sales and refinancing into the long-term market.

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

The following table summarizes our credit relationships with commitments greater than $25 million as of June 30, 2016, and December 31, 2015.

Table 12
Client Relationships with Commitments Greater Than $25 Million
(Dollars in thousands)

	June 30, 2016	December 31, 2015
Commitments greater than $25 million
Number of client relationships	165	149
Percentage that are commercial and industrial businesses	85%	88%
Aggregate amount of commitments	$5,484,648	$4,976,666
Funded loan balances	$3,204,622	$2,841,801
Funded loan balances as a percent of total loan portfolio	23%	21%

As part of the risk-based deposit insurance assessment framework, the FDIC has established a regulatory classification of “higher-risk assets,” which include higher-risk commercial and industrial loans (funded and unfunded), construction and development (“C&D”) loans (funded and unfunded), non-traditional mortgages, and higher-risk consumer loans. As part of our overall portfolio risk management, we have developed a plan to manage our level of higher-risk assets relative to our capital position and within our overall risk appetite and generally have focused in recent periods on being selective in originating loans that are classified as higher-risk assets. The following table summarizes our higher-risk assets as of June 30, 2016, and December 31, 2015.

Table 13 (1)
Higher-Risk Assets
(Amounts in thousands)

	June 30, 2016		December 31, 2015
	Outstanding	Unfunded Commitment	Outstanding	Unfunded Commitment
Commercial and industrial	$1,520,649	$449,942	$1,501,418	$484,654
Construction and development	786,001	794,685	789,637	958,829
Non-traditional mortgages	800	—	959	—
Consumer	9,484	—	10,445	—
Total	$2,316,934	$1,244,627	$2,302,459	$1,443,483

(1)	Loan category classification is based on the FDIC’s regulatory definitions.

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

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of June 30, 2016, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 14
Maturities and Sensitivities of Loans to Changes in Interest Rates (1)
(Amounts in thousands)

	As of June 30, 2016
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$2,341,020	$6,536,906	$152,543	$9,030,469
Commercial real estate	1,221,585	2,126,901	299,924	3,648,410
Construction	65,307	481,144	5,732	552,183
Residential real estate	8,643	434	488,632	497,709
Home equity	10,852	67,292	49,823	127,967
Personal	126,671	52,205	194	179,070
Total	$3,774,078	$9,264,882	$996,848	$14,035,808
Loans maturing after one year:
Predetermined (fixed) interest rates		$152,953	$330,978
Floating interest rates		9,111,929	665,870
Total		$9,264,882	$996,848

(1)
Maturities are based on contractual maturity date. Actual timing of repayment may differ from those reflected in the table as clients may choose to pre-pay their outstanding balance prior to the contractual maturity date.

Of the $9.8 billion in loans maturing after one year with a floating interest rate, $976.9 million are subject to interest rate floors, of which $657.9 million had such floors in effect at June 30, 2016. For further analysis and information related to interest rate sensitivity, see Item 3 “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

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

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan in an attempt to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of reducing the interest rate, extending the maturity date, reducing the principal balance, or other action intended to minimize potential losses and maximize our chances of a more successful recovery on a troubled loan. When we make such concessions as part of a modification, we report the loan as a troubled debt restructurings (“TDRs”) and account for the interest due in accordance with our TDR policy. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. The TDR is classified as an accruing TDR if the borrower has demonstrated the ability to meet the new terms of the restructured loan as evidenced by a minimum of six months of performance in compliance with the restructured terms or if the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. TDRs accrue interest as long as the borrower complies with the revised terms and conditions and management is reasonably assured as to the collectability of principal and interest; otherwise, the restructured loan will be classified as nonaccrual. Loans classified as accruing TDR typically do not require a specific reserve charge, which is a key component in keeping a loan on accrual status.The TDR classification is removed when the loan is either fully repaid or is re-underwritten at market terms and an evaluation of the loan determines that it does not meet the definition of a TDR under current accounting guidance (i.e., the new terms do not represent a concession, the borrower is no longer experiencing financial difficulty, and the re-underwriting is executed at current market terms for new debt with similar risk).

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

Table 15
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	2016		2015
	June 30	March 31	December 31	September 30	June 30
Nonaccrual loans:
Commercial	$48,502	$41,374	$32,794	$18,370	$27,845
Commercial real estate	7,733	8,242	8,501	12,041	13,441
Residential real estate	3,993	3,900	4,762	4,272	4,116
Personal and home equity	5,196	5,554	7,692	9,299	11,172
Total nonaccrual loans	65,424	59,070	53,749	43,982	56,574
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	65,424	59,070	53,749	43,982	56,574
OREO	14,532	14,806	7,273	12,760	15,084
Total nonperforming assets	$79,956	$73,876	$61,022	$56,742	$71,658
Nonaccrual troubled debt restructured loans (included in nonaccrual loans):
Commercial	$35,838	$20,285	$25,034	$10,674	$7,944
Commercial real estate	7,331	7,854	7,619	9,397	10,638
Residential real estate	—	—	1,341	1,308	1,325
Personal and home equity	5,737	5,763	5,177	5,402	5,832
Total nonaccrual troubled debt restructured loans	$48,906	$33,902	$39,171	$26,781	$25,739
Restructured loans accruing interest:
Commercial	$40,512	$26,830	$14,526	$23,596	$34,932
Construction	143	—	—	—	—
Personal and home equity	2,522	2,005	2,020	2,101	1,754
Total restructured loans accruing interest	$43,177	$28,835	$16,546	$25,697	$36,686
Special mention loans	$154,691	$121,239	$120,028	$146,827	$132,441
Potential problem loans	$98,817	$136,322	$132,398	$127,950	$137,757
30-89 days past due loans	$14,522	$15,732	$9,067	$6,420	$2,823
Nonperforming loans to total loans	0.47%	0.44%	0.41%	0.34%	0.45%
Nonperforming loans to total assets	0.36%	0.33%	0.31%	0.26%	0.35%
Nonperforming assets to total assets	0.44%	0.42%	0.35%	0.34%	0.44%
Allowance for loan losses as a percent of nonperforming loans	258%	280%	299%	370%	278%

Nonperforming loans totaled $65.4 million at June 30, 2016, up 22% from $53.7 million at December 31, 2015, and up 16% from June 30, 2015. Nonperforming loan inflows, which are primarily composed of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status), were $17.1 million during second quarter 2016, with a single borrower representing approximately 80% of such inflows. The improving economic environment has provided greater opportunity to work with clients to repair and resolve credit relationships starting to exhibit signs of weakness prior to reaching greater deterioration. Nonperforming loans as a percent of total loans were 0.47% at June 30, 2016, up slightly from 0.41% at December 31, 2015, and 0.45% at June 30, 2015.

OREO totaled $14.5 million compared to $7.3 million at December 31, 2015, with $8.2 million of total outstanding OREO at June 30, 2016 consisting of an individual property that transferred into OREO during first quarter 2016. This inflow was partially offset by sales of OREO and valuation adjustments as we continue to dispose and settle properties.

As a result of the activity described above for nonperforming loans and OREO, nonperforming assets increased 31% from year end 2015 to $80.0 million at June 30, 2016, and increased 12% from June 30, 2015. Nonperforming assets as a percentage of total assets were 0.44% at June 30, 2016, compared to 0.35% at December 31, 2015.

As of June 30, 2016, special mention and potential problem loans totaled $253.5 million, increasing slightly from $252.4 million, as of December 31, 2015. Potential problem loans totaled $98.8 million at June 30, 2016, decreasing $33.6 million from $132.4 million at December 31, 2015, primarily in the commercial loan portfolio. At June 30, 2016, commercial loans comprised $92.8 million, or 94% of total potential problems loan, with five borrowers representing over 50% of the total. Because our loan portfolio contains loans that may be larger in size, changes in the performance of larger credits may from time to time create fluctuations in our credit quality metrics, including nonperforming, special mention and potential problem loans.

The following table presents changes in our nonperforming loans for the past five quarters.

Table 16
Nonperforming Loans Rollforward
(Amounts in thousands)

	Three Months Ended
	2016		2015
	June 30	March 31	December 31	September 30	June 30
Nonperforming loans:
Balance at beginning of period	$59,070	$53,749	$43,982	$56,574	$71,018
Additions:
New nonaccrual loans (1)	17,076	24,720	19,969	1,127	6,884
Reductions:
Return to performing status	—	(907)	(614)	(998)	—
Paydowns and payoffs, net of advances	(7,185)	(6,920)	(997)	(8,807)	(15,800)
Net sales	(8)	—	(393)	(1,990)	(317)
Transfer to OREO	(674)	(9,294)	(1,141)	(954)	(1,996)
Transfer to loans held-for-sale	—	—	(667)	—	—
Charge-offs	(2,855)	(2,278)	(6,390)	(970)	(3,215)
Total reductions	(10,722)	(19,399)	(10,202)	(13,719)	(21,328)
Balance at end of period	$65,424	$59,070	$53,749	$43,982	$56,574
Nonaccruing troubled debt restructured loans (included in nonperforming loans):
Balance at beginning of period	$33,902	$39,171	$26,781	$25,739	$37,390
Additions:
New nonaccrual troubled debt restructured loans (1)	16,972	1,353	17,773	5,014	4,751
Reductions:
Return to performing status	—	(339)	(518)	(338)	—
Paydowns and payoffs, net of advances	18	(5,549)	1,151	(2,000)	(11,747)
Net sales	—	—	(278)	(629)	—
Transfer to OREO	(322)	(681)	—	(879)	(1,960)
Charge-offs	(1,664)	(53)	(5,738)	(126)	(2,695)
Total reductions	(1,968)	(6,622)	(5,383)	(3,972)	(16,402)
Balance at end of period	$48,906	$33,902	$39,171	$26,781	$25,739

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

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

Table 17
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	June 30, 2016	% of Total	December 31, 2015	% of Total
Commercial	$122,308	73	$117,619	73
Commercial real estate	31,080	18	27,610	17
Construction	6,169	4	5,441	4
Residential real estate	3,814	2	4,239	3
Home equity	3,002	2	3,744	2
Personal	2,242	1	2,083	1
Total	$168,615	100	$160,736	100
Specific reserve	$8,393	5%	$7,262	5%
General reserve	$160,222	95%	$153,474	95%
Recorded Investment in Loans:
Ending balance, specific reserve	$108,601		$70,295
Ending balance, general allocated reserve	13,927,207		13,196,180
Total loans at period end	$14,035,808		$13,266,475

Specific Component of the Allowance

The specific reserve requirements are the summation of individual reserves related to impaired loans that are analyzed on a loan-by-loan basis at the balance sheet date. At June 30, 2016, the specific reserve component of the allowance totaled $8.4 million, up from $7.3 million at December 31, 2015. Of the $108.6 million in impaired loans at June 30, 2016, and the $70.3 million in impaired loans at December 31, 2015, 42% and 54%, respectively, required a specific reserve.

General Allocated Component of the Allowance

The general allocated component of the allowance is determined using a methodology that is a function of quantitative and qualitative factors and considerations applied to segments of our loan portfolio. Our methodology applies a historical loss model that takes into account at a product level (e.g., commercial, CRE, construction, etc.) the default and loss history of similar products or sub-products using a look-back period that begins in 2010 and is updated with monthly data on a lagged quarter to the most recent period. Prior to 2015, we segregated loans by vintage based on origination year (“legacy” and “transformational,” with legacy referring to loans primarily originated in 2007 and prior years, and transformational referring to loans primarily originated after the implementation of our strategic growth plan in late 2007) and product type. Our current methodology no longer segregates loans by vintage and does not classify loans as legacy or transformational. In light of the small balance of legacy loans in relation to our overall loan portfolio (approximately 3%) and the amount of time that has passed since implementing our strategic growth plan, we believe that our historical loss data since 2010 is more relevant to the inherent losses in our loan portfolio and reflective of current market conditions.

Our methodology uses our default and loss history over the look-back period to establish a probability of default (“PD”) for each product type (and, in some cases, sub-segments within a product type) and risk rating, as well as an expected loss given default (“LGD”) for each product type. For our consumer portfolio, we assign a PD to each delinquency period and LGD to collateral position or size of credit for personal loans instead of product type. Our methodology applies the PD and LGD to the applicable loan balances and produces a loss estimate by product that is inclusive of the loss emergence period.

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

In our evaluation of the quantitatively-determined amount and the adequacy of the allowance at June 30, 2016, we considered a number of factors for each product consistent with the considerations discussed in the prior paragraph. The following describes the primary management qualitative adjustments made to each product type in determining our reserve levels at June 30, 2016:

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

•
Construction - Management adjusted the model output to reflect: industry level default rate experience in portfolios where we lack loss experience; compression of capitalization rates in the industry; and competition in the market and less stringent loan structures. Management also adjusted PD rates in instances where calculations using historical loss experience are not expected to be representative of management’s estimated losses at the consolidated statements of financial condition date.

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

In determining our reserve levels at June 30, 2016, we established a general reserve that includes management’s qualitative assessment discussed above, which increased the reserve to a higher output than the model’s quantitative output, in total. This judgment was influenced primarily by recent indicators in our commercial portfolio, such as the increasing leverage metrics for some existing borrowers, impact of commodity prices in certain sectors of the manufacturing portfolio, changes in underwriting standards, and volume and nature of loan growth, which have not yet been fully incorporated into the model output.

The general allocated component of the allowance increased by $6.7 million, or 4%, from $153.5 million at December 31, 2015, to $160.2 million at June 30, 2016. The increase in the general allocated reserve primarily reflects the $769.3 million growth in the loan portfolio in the first six months of 2016 and changes in the credit quality of the existing portfolio for certain sectors in the commercial portfolio, specifically in the portfolio of leveraged commercial and industrial loans, and increases in the reserve in the CRE portfolio due to current portfolio risk metrics within this product type.

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

Management evaluates the adequacy of the allowance for loan losses and reviews the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of June 30, 2016, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including for those loans where the loss is not yet identifiable).

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

Table 18
Allowance for Credit Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Three Months Ended
	2016		2015
	June 30	March 31	December 31	September 30	June 30
Change in allowance for loan losses:
Balance at beginning of period	$165,356	$160,736	$162,868	$157,051	$156,610
Loans charged-off:
Commercial	(2,838)	(78)	(5,654)	(661)	(2,921)
Commercial real estate	(13)	(1,497)	(298)	(175)	(98)
Residential real estate	(33)	(484)	(166)	(97)	(194)
Home equity	(34)	(192)	(260)	(85)	—
Personal	(17)	(150)	(15)	(6)	(28)
Total charge-offs	(2,935)	(2,401)	(6,393)	(1,024)	(3,241)
Recoveries on loans previously charged-off:
Commercial	66	187	786	2,115	984
Commercial real estate	449	296	205	134	272
Construction	13	19	11	10	164
Residential real estate	20	19	16	198	47
Home equity	65	34	314	50	73
Personal	11	30	12	131	86
Total recoveries	624	585	1,344	2,638	1,626
Net (charge-offs) recoveries	(2,311)	(1,816)	(5,049)	1,614	(1,615)
Provisions charged to operating expense	5,570	6,436	2,917	4,203	2,056
Balance at end of period	$168,615	$165,356	$160,736	$162,868	$157,051
Reserve for unfunded commitments (1)	$13,729	$12,354	$11,759	$15,209	$13,157
Allowance as a percent of loans at period end	1.20%	1.23%	1.21%	1.25%	1.25%
Average loans, excluding covered assets	$13,693,824	$13,311,733	$13,190,400	$12,814,714	$12,399,878
Ratio of net charge-offs (recoveries)(annualized) to average loans outstanding for the period	0.07%	0.05%	0.15%	-0.05%	0.05%
Allowance for loan losses as a percent of nonperforming loans	258%	280%	299%	370%	278%

(1)	Included in other liabilities on the consolidated statements of financial condition

Activity in the Allowance for Loan Losses

The allowance for loan losses increased $7.9 million to $168.6 million at June 30, 2016, from $160.7 million at December 31, 2015, and was largely reflective of the $769.3 million of loan growth during the first six months of 2016. The allowance for loan losses to total loans ratio was 1.20% at June 30, 2016 and 1.21% at December 31, 2015.

Gross charge-offs declined 9% to $2.9 million for second quarter 2016 from $3.2 million for the year ago period and increased 22% from $2.4 million for first quarter 2016. Commercial loans comprised 97% of total charge-offs in second quarter 2016, with 92% of total commercial charge-offs in the current quarter related to two borrowers.

The provision for loan losses is the expense recognized in the consolidated statements of income to adjust the allowance for loan losses to the level deemed appropriate by management, as determined through application of our allowance methodology. The provision for loan losses for the three months ended June 30, 2016 was $5.6 million, down from $6.4 million for the prior quarter and up from $2.1 million for second quarter 2015, and fluctuates period to period depending on the level of loan growth and unevenness in credit quality due to the size of individual credits. Given the relatively low level of specific reserves at June 30, 2016, we expect any further benefit to provision expense resulting from the release of existing specific reserves to be minimal. Accordingly, we expect our provision expense going forward to be driven by changes to the general allocated reserve component due to overall loan growth and credit performance and, if necessary, any new specific reserves that may be required.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the six months ended June 30, 2016, our reserve for unfunded commitments increased $1.9 million from $11.8 million at December 31, 2015, to $13.7 million and consisted of $13.4 million in general reserve and $307,000 in specific reserves at June 30, 2016. For the six months ended June 30, 2016, the general reserves increased $2.0 million, driven by new CRE development construction loans that resulted in higher requirements and an increase in the likelihood of certain product categories to draw on unused lines and loss factors. The specific reserve decreased slightly compared to December 31, 2015, as a result of a credit resolution during second quarter 2016. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the consolidated statements of income. Unfunded commitments, excluding covered assets, totaled $6.4 billion and $6.5 billion at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, unfunded commitments with maturities of less than one year approximated $1.7 billion. For further information on our unfunded commitments, refer to Note 16 of “Notes to Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q.

COVERED ASSETS

At June 30, 2016 and December 31, 2015, covered assets represent acquired residential mortgage loans and foreclosed loan collateral covered under a loss share agreement with the FDIC and include an indemnification receivable representing the present value of the expected reimbursement from the FDIC related to expected losses on the covered assets. The loss share agreement will expire on September 30, 2019.

Total covered assets, net of allowance for covered loan losses, declined by $1.6 million, or 8%, from $21.2 million at December 31, 2015 to $19.6 million at June 30, 2016. The reduction was primarily attributable to $2.0 million in principal paydowns, net of advances, as well as the impact of such on the evaluation of expected cash flows and discount accretion levels. At June 30, 2016, the indemnification receivable totaled $1.6 million, compared to $1.7 million at December 31, 2015. Because the remaining covered assets largely represent single-family mortgages, we do not expect a significant change in balances from period to period. Total delinquent and nonperforming covered loans totaled $4.0 million at June 30, 2016, and $5.2 million at December 31, 2015.
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

We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, and selectively purchase securities and investments. Liquid assets refer to cash on hand, Federal funds (“Fed funds”) sold and securities. Net liquid assets represent liquid assets less the amount of such assets pledged to secure deposits, repurchase agreements, FHLB advances and FRB borrowings that require collateral and to satisfy contractual obligations. Net liquid assets at the Bank were $3.2 billion and $2.9 billion at June 30, 2016 and December 31, 2015, respectively.

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

The primary sources of funding for the Holding Company include dividends received from the Bank, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt and equity. As an additional source of funding, the Holding Company has a 364-day revolving line of credit with a group of commercial banks allowing borrowings of up to $60.0 million in total. As of June 30, 2016, no amounts were drawn on the facility. The Holding Company had $54.8 million in cash at June 30, 2016, compared to $61.5 million at December 31, 2015.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities decreased by $29.5 million from the prior year period to $171.8 million for the six months ended June 30, 2016. Cash flows from investing activities reflect the impact of growth in loans and investments acquired for our interest-earning asset portfolios, as well as asset maturities and sales. For the six months ended June 30, 2016, net cash used in investing activities was $945.9 million, compared to $784.4 million for the prior year period. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash provided by financing activities for the six months ended June 30, 2016, was $775.8 million, compared to $537.1 million for the prior year period. The current period reflected net increases in FHLB advances of $155.0 million and short-term borrowings of $410.5 million to support loan growth and a net increase in deposit accounts of $211.8 million.

Deposits

Our deposit base is predominately composed of middle market commercial client relationships from a diversified industry base. We offer a suite of deposit and cash management products and services that support our efforts to attract and retain commercial clients. These deposits are generated principally through the development of long-term relationships with clients. Approximately 70% of our deposits at June 30, 2016, were accounts managed by our commercial business groups.

Through our community banking and private wealth groups, we offer a variety of small business and personal banking products, including checking, savings and money market accounts and certificates of deposit (“CDs”). Approximately 27% of our deposits at June 30, 2016, were accounts managed by our community banking and private wealth groups.

Public fund balances, denoting the funds held on account for municipalities and other public entities, are included as part of our total deposits. We enter into specific agreements with certain public clients to pledge collateral, primarily securities, in support of their balances on deposit. At June 30, 2016, we had public funds on deposit totaling $743.5 million, or approximately 5% of our deposits. Changes in public fund balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following table provides a comparison of deposits by category for the periods presented.

Table 19
Deposits
(Dollars in thousands)

	June 30, 2016	% of Total	December 31, 2015	% of Total	% Change in Balances
Noninterest-bearing demand deposits	$4,511,893	31	$4,355,700	30	4
Interest-bearing demand deposits	1,781,308	12	1,503,372	11	18
Savings deposits	393,344	3	377,191	3	4
Money market accounts	5,509,072	38	5,919,252	41	-7
Time deposits	2,361,777	16	2,190,077	15	8
Total deposits	$14,557,394	100	$14,345,592	100	1

Total deposits at June 30, 2016, increased $211.8 million, or 1%, to $14.6 billion from year end 2015, driven primarily by increases of $277.9 million in interest-bearing demand deposits, $156.2 million in noninterest-bearing demand deposits, and $171.7 million of time deposits offset by a decrease of $410.2 million in money market accounts. Total average deposit growth since year end 2015 was $589.1 million. Given the predominantly commercial nature of our client base, we experience fluctuations in our deposit base from time to time due to large deposit movements in certain client accounts, such as in connection with client-specific corporate acquisitions and divestitures. In addition to the quarter-to-quarter fluctuations in deposit balances that we sometimes experience given client-specific events, the nature of our commercial client base has historically led to gradually increasing deposit balances in the second half of the year compared to the first half, although there is no assurance that this historical trend will repeat in future years. Our loan to deposit ratio was 96% at June 30, 2016, compared to 92% at December 31, 2015.

Since December 31, 2015, we have added $256.8 million in new deposits from clients in the financial services industry, such as securities broker-dealers (“BDs”) for which we serve as a program bank in their cash sweep programs (as discussed in more detail below under “Brokered Deposits”), hedge funds and fund administrators and futures commission merchants (“FCMs”). Financial services clients have a higher propensity to generate larger transactional flows than our typical commercial client, which can result in temporary deposits, especially around period ends. Furthermore, some of these deposits, particularly from hedge funds, fund administrators and FCMs, may exhibit elevated volatility due to the more complex liquidity and cash flow needs of the depositors given the nature of their businesses. This volatility can further contribute to the quarter-to-quarter fluctuations in our deposit base that we referenced in the preceding paragraph. Notwithstanding the larger transactional flows and potential for elevated volatility, we intend to continue utilizing deposits from financial services firms to meet our funding requirements from client needs, such as loan growth. In light of our loan-to-deposit levels and loan growth over the past several periods, our ability to continue growing our loan portfolio may be influenced in part by our ability to continue attracting deposits, including those from financial services clients.

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

Table 20
Large Deposit Relationships
(Dollars in thousands)

	2016	2015
	June 30	December 31	June 30
Ten largest depositors:
Deposit amounts	$2,114,501	$2,229,471	$2,109,755
Percentage of total deposits	15%	16%	16%
Classified as brokered deposits	$1,322,055	$1,255,315	$1,358,443

Deposit Relationships of $75 Million or More:
Deposit amounts	$3,325,472	$3,247,548	$3,013,945
Percentage of total deposits (all relationships)	23%	23%	23%
Percentage of total deposits (financial services businesses only)	15%	15%	13%
Number of deposit relationships	24	22	20
Classified as brokered deposits	$2,015,776	$1,752,329	$2,018,681

Brokered Deposits

Table 21
Brokered Deposit Composition
(Dollars in thousands)

	2016	2015
	June 30	December 31	June 30
Noninterest-bearing demand deposits	$442,118	$381,723	$231,193
Interest-bearing demand deposits	662,605	242,466	304,876
Savings deposits	1,128	974	—
Money market accounts	1,527,467	1,818,091	1,926,246
Time deposits:
Traditional	511,924	437,235	624,137
CDARS (1)	271,118	208,086	348,073
Other	38,120	74,954	90,438
Total time deposits	821,162	720,275	1,062,648
Total brokered deposits	$3,454,480	$3,163,529	$3,524,963
Brokered deposits as a % of total deposits	24%	22%	26%

(1)	The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships.

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

Total brokered deposits, as defined for regulatory reporting purposes, represented 24% of total deposits at June 30, 2016 and 22% of total deposits at December 31, 2015. However, traditional brokered time deposits represented 4% of total deposits at June 30, 2016 and 3% of total deposits at December 31, 2015. Traditional brokered deposits have a weighted average maturity date of approximately 2 years.
As noted above, a significant source of non-traditional brokered deposits are cash sweep programs operated by BDs. At June 30, 2016, and December 31, 2015, $1.6 billion, or approximately 46% and $1.5 billion, or approximately 48%, respectively, of our total regulatory-defined brokered deposits consisted of deposits from cash sweep programs operated by BDs for which we serve as a program bank. Cash sweep programs enable the BDs’ brokerage clients to “sweep” their cash balances into an omnibus bank deposit account established at a third-party depository institution by the BD as agent or custodian for the benefit of its clients. The contracts governing our participation as a program bank have a specified term, set forth the pricing terms for the deposits and generally provide for minimum and maximum deposit levels that the BDs will have with us at any given time.

Unlike traditional brokered time deposits, cash sweep program deposits are typically maintained in money market accounts and may be eligible for FDIC pass-through insurance. As of June 30, 2016, approximately 63% of the cash sweep program deposit balances were attributable to BDs who have had a deposit relationship with us for more than four years. In Table 20, Large Deposit Relationships, above, $1.6 billion of cash sweep program deposits were included in the deposit amounts attributable to deposit relationships of $75.0 million or more.

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

•
Repurchase Agreements - Repurchase agreements are agreements to sell securities subject to an obligation to repurchase the same or similar securities at a specified maturity date, generally within 1 to 90 days from the transaction date. As of June 30, 2016, we supplemented our short-term funding needs by entering into $408.7 million in repos that mature early in third quarter 2016.

•
FHLB Advances - As a member of the FHLB Chicago, we have access to borrowing capacity, which is uncommitted and subject to change based on the availability of acceptable collateral to pledge and the level of our investment in stock of the FHLB Chicago. FHLB advances can be either short-term or long-term borrowings. Short-term advances historically have had a term of one to three days. Of the total $875.0 million in short-term FHLB advances outstanding at June 30, 2016, $525.0 million represented overnight funding and was repaid on July 1, 2016.

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

•
Long-Term Debt, excluding FHLB Advances - As of June 30, 2016, we had outstanding $167.6 million of variable and fixed rate unsecured junior subordinated debentures issued to four statutory trusts that issued trust preferred securities, which currently qualify as Tier 1 capital and mature as follows: $8.2 million in 2034; $92.8 million in 2035 and $66.6 million in 2068.  We also had outstanding $120.6 million of fixed rate unsecured subordinated debentures, which currently qualify as Tier 2 capital and mature in 2042.

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

The following table summarizes information regarding our outstanding borrowings and additional borrowing capacity for the periods presented:
Table 22
Borrowings
(Dollars in thousands)

	June 30, 2016			December 31, 2015
	Amount	Rate		Amount	Rate
Outstanding:
Short-Term
Federal funds	$—	—%		$—	—%
FRB discount window	—	—%		—	—%
Repurchase agreements	409,269	0.67%		—	—%
Other borrowings	931	0.18%		250	0.20%
FHLB advances	875,000	0.25%		370,000	0.16%
Revolving line of credit (a)	—	—%		—	—%
Total short-term borrowings (1)	$1,285,200			$370,250
Long-term
Junior subordinated debentures (a)	$167,629	5.39%	(2)	$167,609	5.37%	(2)
Subordinated debentures (a)	120,633	7.125%		120,606	7.125%
FHLB advances	50,000	3.75%	(3)	400,000	0.58%	(3)
Total long-term borrowings	$338,262			$688,215
Unused Availability:
Federal funds (4)	$580,500			$630,500
FRB discount window (5)	438,177			384,419
FHLB advances (6)	1,322,077			1,481,102
Revolving line of credit	60,000			60,000

(a)	Represents a borrowing at the holding company. The other borrowings are at the Bank.

(1)
Also included in short-term borrowings on the Consolidated States of Financial Condition but not included in this table are amounts related to certain loan participation agreements for loans originated by us that were classified as secured borrowings because they did not qualify for sale accounting treatment. As of June 30, 2016, and December 31, 2015, these loan participation agreements totaled $2.7 million and $2.2 million, respectively. Corresponding amounts were recorded within the loan balance on the consolidated statements of financial condition as of each of these dates.

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

(6)
Our FHLB borrowing availability is subject to change based on the availability of acceptable collateral for pledging (such as loans and securities) and the level of our investment in stock of the FHLB Chicago. We would be required to invest an additional $59.5 million in FHLB Chicago stock to obtain this level of borrowing capacity.

CAPITAL

Equity totaled $1.8 billion at June 30, 2016, increasing by $132.2 million compared to December 31, 2015, primarily attributable to $99.9 million of net income for the six months ended June 30, 2016 and a $22.8 million increase in accumulated other comprehensive income, largely due to an increase in market values on our available-for-sale investment portfolio.

Shares Issued in Connection with Share-Based Compensation Plans and Stock Repurchases

We reissue treasury stock (at average cost), when available, or issue new shares to fulfill our obligation to issue shares granted pursuant to share-based compensation plans. For the six months ended June 30, 2016, we issued 496,386 shares of common stock (representing a combination of newly issued shares and the reissuance of treasury stock) in connection with such plans largely due to annual equity award grants and the exercise of stock options, net of forfeitures. We held zero shares of voting common stock as treasury stock at June 30, 2016, and 2,574 shares at December 31, 2015.

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. For the six months ended June 30, 2016, we repurchased 128,553 shares of common stock at an average price of $36.51 per share.

Dividends

We declared dividends of $0.01 per common share during second quarter 2016, unchanged from second quarter 2015. Based on our closing stock price on June 30, 2016, of $44.03 per share, the annualized dividend yield on our common stock was 0.09%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 1.59% for second quarter 2016 compared to 1.69% for second quarter 2015. Our Board of Directors periodically evaluates our dividend payout ratio, taking into consideration internal capital guidelines, and our strategic objectives and business plans, but we have no current plans to raise the amount of dividends currently paid on our common stock. Furthermore, the merger agreement that we have entered into with CIBC restricts us from increasing our dividend prior to the merger without the prior consent of CIBC, which we would not expect to receive.

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

In addition to the minimum risk-based capital requirements, we are required to maintain a minimum capital conservation buffer, in the form of common equity Tier 1 capital, in order to avoid restrictions on capital distributions (including dividends and stock repurchases) and discretionary bonuses to senior executive management. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and increasing by an additional 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. As of June 30, 2016, the Company and the Bank would meet all capital adequacy requirements on a fully phased-in basis as if all such requirements were currently in effect.

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

Table 23
Capital Measurements
(Dollars in thousands)

	Actual (1)		FRB Guidelines For Minimum Regulatory Capital Plus Capital Conservation Buffer		Regulatory Minimum For “Well-Capitalized” under FDICIA
	June 30, 2016	December 31, 2015	Ratio	Excess Over Regulatory Minimum at 6/30/16	Ratio	Excess Over “Well Capitalized” under FDICIA at 6/30/16
Regulatory capital ratios:
Total risk-based capital:
Consolidated	12.42%	12.37%	8.625%	$665,440	n/a	n/a
The PrivateBank	12.08	11.91	n/a	n/a	10.00%	$364,590
Tier 1 risk-based capital:
Consolidated	10.66	10.56	6.625%	707,943	n/a	n/a
The PrivateBank	11.00	10.84	n/a	n/a	8.00%	527,448
Tier 1 leverage:
Consolidated	10.56	10.35	4.000%	1,161,903	n/a	n/a
The PrivateBank	10.90	10.62	n/a	n/a	5.00%	1,045,082
Common equity Tier 1:
Consolidated	9.70	9.54	5.125%	803,574	n/a	n/a
The PrivateBank	11.00	10.84	n/a	n/a	6.50%	790,494
Other capital ratios (consolidated) (2):
Tangible common equity to tangible assets	9.60	9.33

(1)	Computed in accordance with the applicable regulations of the FRB in effect as of the respective reporting periods.

(2)
Ratio is not subject to formal FRB regulatory guidance and is a non-U.S. GAAP financial measure. Refer to Table 24, “Non-U.S. GAAP Financial Measures” for a reconciliation from non-U.S. GAAP to U.S. GAAP presentation.

n/a    Not applicable.

As of June 30, 2016, all of our $167.6 million of outstanding junior subordinated debentures held by trusts that issued trust preferred securities, representing 10% of Tier 1 capital, are included in Tier 1 capital. The Tier 1 qualifying amount is limited to 25% of Tier 1 capital as defined under FRB regulations. In the event we were to make certain acquisitions, the Tier 1 capital treatment for these instruments could be subject to the phase-out schedule for bank holding companies that had greater than $15 billion in total assets at the time the Dodd-Frank Act was adopted. Furthermore, upon the completion of our pending merger with CIBC, we do not expect the outstanding trust preferred securities to continue qualifying as Tier 1 capital under FRB regulations as currently in effect. All of our outstanding trust preferred securities are redeemable by us at any time, subject to receipt of required regulatory approvals and, in the case of the remaining $66.6 million of 10% Debentures issued by PrivateBancorp Capital Trust IV, compliance with the terms of the replacement capital covenant. We intend to continue evaluating market conditions, capital formation, and loan growth, among other factors in determining whether to redeem any of the remaining outstanding instruments, but the merger agreement that we have entered into with CIBC restricts us from making any such redemption without the prior consent of CIBC.

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

Table 24
Non-U.S. GAAP Financial Measures
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	2016		2015
	June 30	March 31	December 31	September 30	June 30
Taxable-equivalent net interest income
U.S. GAAP net interest income	$142,017	$139,518	$136,591	$131,209	$124,622
Taxable-equivalent adjustment	1,194	1,217	1,206	1,136	1,036
Taxable-equivalent net interest income (a)	$143,211	$140,735	$137,797	$132,345	$125,658
Average Earning Assets (b)	$17,285,351	$16,865,659	$16,631,958	$16,050,598	$15,703,136
Net Interest Margin ((a)annualized) / (b)	3.28%	3.30%	3.25%	3.23%	3.17%
Net Revenue
Taxable-equivalent net interest income	$143,211	$140,735	$137,797	$132,345	$125,658
U.S. GAAP non-interest income	37,130	33,602	32,648	30,789	33,059
Net revenue (c)	$180,341	$174,337	$170,445	$163,134	$158,717
Operating Profit
U.S. GAAP income before income taxes	$79,362	$76,225	$83,388	$72,626	$73,668
Provision for loan and covered loan losses	5,569	6,402	2,831	4,197	2,116
Taxable-equivalent adjustment	1,194	1,217	1,206	1,136	1,036
Operating profit	$86,125	$83,844	$87,425	$77,959	$76,820
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$94,216	$90,493	$83,020	$85,175	$81,897
Net revenue	$180,341	$174,337	$170,445	$163,134	$158,717
Efficiency ratio (d) / (c)	52.24%	51.91%	48.71%	52.21%	51.60%
Adjusted Net Income
U.S. GAAP net income available to common stockholders	$50,365	$49,552	$52,137	$45,268	$46,422
Amortization of intangibles, net of tax	332	331	357	353	398
Adjusted net income (e)	$50,697	$49,883	$52,494	$45,621	$46,820
Average Tangible Common Equity
U.S. GAAP average total equity	$1,809,203	$1,747,531	$1,683,484	$1,625,982	$1,571,896
Less: average goodwill	94,041	94,041	94,041	94,041	94,041
Less: average other intangibles	2,613	3,153	3,711	4,291	4,897
Average tangible common equity (f)	$1,712,549	$1,650,337	$1,585,732	$1,527,650	$1,472,958
Return on average tangible common equity ((e) annualized) / (f)	11.91%	12.16%	13.13%	11.85%	12.75%

Table 24
Non-U.S. GAAP Financial Measures (Continued)
(Dollars in thousands)
(Unaudited)

	As of
	2016		2015
	June 30	March 31	December 31	September 30	June 30
Tangible Common Equity
U.S. GAAP total equity	$1,831,150	$1,767,991	$1,698,951	$1,647,999	$1,584,796
Less: goodwill	94,041	94,041	94,041	94,041	94,041
Less: other intangibles	2,349	2,890	3,430	4,008	4,586
Tangible common equity (g)	$1,734,760	$1,671,060	$1,601,480	$1,549,950	$1,486,169
Tangible Assets
U.S. GAAP total assets	$18,169,191	$17,667,372	$17,252,848	$16,888,008	$16,219,276
Less: goodwill	94,041	94,041	94,041	94,041	94,041
Less: other intangibles	2,349	2,890	3,430	4,008	4,586
Tangible assets (h)	$18,072,801	$17,570,441	$17,155,377	$16,789,959	$16,120,649
Period-end Common Shares Outstanding (i)	79,464	79,322	79,097	78,863	78,717
Ratios:
Tangible common equity to tangible assets (g) / (h)	9.60%	9.51%	9.34%	9.23%	9.22%
Tangible book value (g) / (i)	$21.83	$21.07	$20.25	$19.65	$18.88

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

The majority of our interest-earning assets are floating-rate instruments. At June 30, 2016, approximately 81% of the total loan portfolio is indexed to LIBOR, including 71% indexed to 1 month LIBOR, and 15% of the total loan portfolio is indexed to the prime rate. Of the $9.8 billion in loans maturing after one year with a floating interest rate, $1.0 billion are subject to interest rate floors, of which 67% were in effect at June 30, 2016, and are reflected in the interest sensitivity analysis below. It is anticipated that as loans renew at maturity, it will be difficult to maintain existing floors given the competitive environment. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed-rate loans and securities and interest rate swaps.

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

Modeling the sensitivity of net interest income to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. These assumptions are periodically reviewed and updated in the context of various internal and external factors including balance sheet changes, product offerings, product mix, external micro- and macro-economic factors, anticipated client behavior and anticipated Company and market pricing behavior, all of which may occur in dynamic and non-linear fashion. We routinely conduct historical deposit re-pricing and deposit lifespan/retention analyses and adjust our forward-looking assumptions related to client and market behavior. Based on our analyses and judgments, we recently modified core deposit product repricing characteristics and retention periods, as well as average life estimates, used in our interest rate risk modeling which reflects higher interest rate sensitivity of our deposits.

Based on our current simulation modeling assumptions, the following table shows the estimated impact of an immediate change in interest rates as of June 30, 2016 and December 31, 2015.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
June 30, 2016
Dollar change	$(29,039)	$24,931	$48,638	$88,254	$120,689
Percent change	-5.5%	4.7%	9.2%	16.7%	22.8%
December 31, 2015
Dollar change	$(27,635)	$16,643	$34,168	$64,619	$88,331
Percent change	-5.3%	3.2%	6.6%	12.4%	17.0%

The table above illustrates the estimated impact to our net interest income over a one-year period reflected in dollar terms and percentage change. As an example, if there had been an instantaneous parallel shift in the yield curve of +100 basis points on June 30, 2016, net interest income would increase by $48.6 million, or 9.2%, over a twelve-month period, as compared to an increase in net interest income of $34.2 million, or 6.6%, if there had been an instantaneous parallel shift of +100 basis points at December 31, 2015. The increase in the above interest rate asset sensitivity at June 30, 2016 compared to December 31, 2015, is due to a net increase in rate-sensitive assets. Rate-sensitive assets, particularly loans indexed to short-term rates, increased during the six months ended June 30, 2016. The increase was funded by rate-sensitive liabilities, primarily deposits and short-term borrowings, including repurchase agreements. Overall asset sensitivity increased during 2016 due primarily to asset and liability compositional changes, including a decrease in our cash flow hedge portfolio. Based on our modeling, the Company remains in an asset sensitive position and expects to benefit from a rise in interest rates. We note, however, that 81% of our loans are indexed to LIBOR, mostly one-month LIBOR, and there can be no guarantee that action by the Federal Reserve to change the target Fed funds rate will cause an immediate parallel shift in short-term LIBOR. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2013, we were served with a complaint naming the Bank as an additional defendant in a lawsuit pending in the Circuit Court of the 21st Judicial Circuit, Kankakee County, Illinois known as Maas v. Marek et. al. The lawsuit, brought by the beneficiaries of two trusts for which the Bank served as the successor trustee, sought reimbursement of penalties and interest assessed by the IRS due to the late payment of certain generation skipping taxes by the trusts, as well as certain related attorney fees and other damages. The other named defendants included legal and accounting professionals that provided services related to the matters involved.  In April 2016, the claims were bifurcated to proceed as two separate trials.  In June 2016, we entered into a settlement agreement with the plaintiffs, without admitting liability, providing for the final settlement of the litigation amongst the plaintiffs and the Bank and releasing the Bank from any and all claims and damages arising from or out of any acts that were, or could have been, the subject of the litigation.  The Circuit Court subsequently issued an order to dismiss the litigation with prejudice. The amount of settlement did not require us to recognize any additional expense beyond the reserve we had established in prior quarters.

Since the announcement of the proposed transaction with CIBC, three stockholders of the Company have filed separate putative class actions on behalf of public stockholders in the Cook County Circuit Court, Chicago, Illinois. The actions are titled Solak v. Richman et al. (filed July 7, 2016), Parshall v. PrivateBancorp, Inc. et al. (filed July 12, 2016), and John J. Griffin v. PrivateBancorp, Inc. et al. (filed July 19, 2016). The actions name as defendants the Company and each of its directors individually. The complaints assert that each of the directors breached his or her fiduciary duties in connection with the proposed transaction. Two of the complaints are also brought against CIBC and assert that the Company and CIBC aided and abetted the individual directors’ alleged breaches. All three lawsuits seek to enjoin or rescind the proposed transaction and to obtain an award of costs and attorneys’ fees and damages. The defendants, including the Company, believe the demands and complaints are without merit and there are substantial legal and factual defenses to the claims asserted.

As of June 30, 2016, and in the ordinary course of business, there were various other legal proceedings pending against the Company and our subsidiaries that are incidental to our regular business operations. Management does not believe that the outcome of any of these proceedings will have, individually or in the aggregate, a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of risk factors that could adversely affect our business, financial condition and/or results of operations, refer to Part I, “Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Except as set forth below with respect to risk factors related to the merger with CIBC, there have been no material changes in the risk factors set forth in the 2015 Annual Report on Form 10-K.
Risk Factors Related to the Merger
We will be subject to business uncertainties and contractual restrictions while the merger is pending, which could adversely affect our business.
Uncertainty about the effect of the merger on our employees and clients may have an adverse effect on the Company and, consequently, the surviving corporation.  These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause clients and others that deal with us to seek to change our existing business relationships.  Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to uncertainty about the timing of closing the merger, the uncertainty and difficulty of integration or a desire not to remain with the business, our business prior to the merger (and CIBC’s business following the merger) could be negatively impacted. In addition, until the merger occurs, the merger agreement restricts us from making certain acquisitions or entering into new lines of business, entering into or modifying material contracts and taking other specified actions without the consent of CIBC. These restrictions may prevent or delay us from pursuing attractive business opportunities that may arise prior to the completion of the merger. The merger agreement also restricts us from increasing our dividend prior to the merger.
The merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of conditions that must be fulfilled in order to complete the merger. Those conditions include, among others, the approval of the merger proposal by our stockholders, the receipt of all required regulatory approvals (which include approvals of the Office of the Superintendent of Financial Institutions (Canada), the Federal Reserve Board and the Illinois Department of Financial and Professional Regulation) and expiration or termination of all statutory waiting periods in respect thereof, the accuracy of representations and warranties under the merger agreement (subject to the materiality standards set forth in the merger agreement), CIBC’s and the Company’s performance of their respective obligations under the merger agreement in all material respects and each of CIBC’s and the Company’s receipt of a tax opinion to the effect that the merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Code.  These conditions to the closing of the merger may not be fulfilled in a timely manner or at all and, accordingly, the merger may be delayed or may not be completed.
In addition, if the merger is not completed by June 29, 2017, either CIBC or the Company may choose not to proceed with the merger, and the parties can mutually decide to terminate the merger agreement at any time, before or after our stockholder approval has been obtained.  In addition, CIBC and the Company may elect to terminate the merger agreement in certain other circumstances. If the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee of $150 million to CIBC.
Failure to complete the merger at all, or a material delay in completing the merger, could negatively impact our stock price and future business and financial results.
If the merger is not completed for any reason, including as a result of our stockholders declining to approve the merger agreement or the failure of the parties to obtain the required regulatory approvals, or if we and CIBC experience a material delay in completing the merger, our stock price and ongoing business may be adversely affected. In such case, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price;

•
we may experience negative reactions from our clients, employees and/or vendors, and if there is a material delay in completing the merger, we may find it more challenging to retain our clients and key employees due to the perceived uncertainty about the transaction;

•	we will have incurred substantial transaction-related expenses and will be required to pay certain costs relating to the merger, whether or not the merger is completed;

•
the merger agreement places certain restrictions on the conduct of our businesses prior to completion of the merger and such restrictions (the waiver of which is subject to the reasonable consent of CIBC) may prevent or delay us from making certain acquisitions or entering into new lines of business, entering into or modifying material contracts and taking other specified actions without the consent of CIBC during the pendency of the merger;

•
matters relating to the merger (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company; and

•
during the pendency of the merger, our stock price is likely to be impacted by factors affecting CIBC’s ongoing business, prospects and stock price because a majority of the merger consideration is in the form of CIBC common shares; the longer period of time that the merger is pending, the more our stockholders (including employee stockholders) may be exposed to fluctuations in the price of CIBC common shares, which could have an adverse impact on our business.

In addition to the above risks, if the merger agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration CIBC has agreed to provide in the merger.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company’s monthly common stock purchases during the six months ended June 30, 2016, which are solely in connection with the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock and stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
April 1 - April 30, 2016	43	$38.65	—	—
May 1 - May 31, 2016	235	40.08	—	—
June 1 - June 30, 2016	443	43.39	—	—
Total	721	$42.03	—	—

Unregistered Sale of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Documents
2.1
Agreement and Plan of Merger, dated as of June 29, 2016, by and among Canadian Imperial Bank of Commerce, PrivateBancorp, Inc. and CIBC Holdco Inc. is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-34066) filed on July 7, 2016.

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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 8, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: August 8, 2016