Form 10-Q
period 2016-09-30
PRIVATEBANCORP, INC
filed 2016-11-04
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 31, 2016, there were 79,684,172 shares of the issuer’s voting common stock, no par value, outstanding.

PRIVATEBANCORP, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except shares and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$166,607	$145,147
Federal funds sold and interest-bearing deposits in banks	245,193	238,511
Loans held-for-sale	75,438	108,798
Securities available-for-sale, at fair value (pledged as collateral to creditors: $104.7 million - 2016; $100.2 million - 2015)	1,961,099	1,765,366
Securities held-to-maturity, at amortized cost (fair value: $1.7 billion - 2016; $1.4 billion - 2015)	1,633,235	1,355,283
Federal Home Loan Bank ("FHLB") stock	30,213	26,613
Loans – excluding covered assets, net of unearned fees	14,654,570	13,266,475
Allowance for loan losses	(180,268)	(160,736)
Loans, net of allowance for loan losses and unearned fees	14,474,302	13,105,739
Covered assets	23,889	26,954
Allowance for covered loan losses	(4,879)	(5,712)
Covered assets, net of allowance for covered loan losses	19,010	21,242
Other real estate owned, excluding covered assets	12,035	7,273
Premises, furniture, and equipment, net	44,760	42,405
Accrued interest receivable	48,512	45,482
Investment in bank owned life insurance	57,750	56,653
Goodwill	94,041	94,041
Other intangible assets	1,809	3,430
Derivative assets	62,094	40,615
Other assets	179,462	196,250
Total assets	$19,105,560	$17,252,848
Liabilities
Deposits:
Noninterest-bearing	$4,857,470	$4,355,700
Interest-bearing	10,631,384	9,989,892
Total deposits	15,488,854	14,345,592
Short-term borrowings	1,233,318	372,467
Long-term debt	338,286	688,215
Accrued interest payable	7,953	7,080
Derivative liabilities	19,236	18,229
Other liabilities	135,559	122,314
Total liabilities	17,223,206	15,553,897
Equity
Common stock (no par value, $1 stated value; authorized shares: 174 million; issued shares: 79,640,004 - 2016 and 79,099,157 - 2015)	79,101	78,439
Treasury stock, at cost (0 - 2016 and 2,574 - 2015)	—	(103)
Additional paid-in capital	1,091,275	1,071,674
Retained earnings	678,059	531,682
Accumulated other comprehensive income, net of tax	33,919	17,259
Total equity	1,882,354	1,698,951
Total liabilities and equity	$19,105,560	$17,252,848
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income
Loans, including fees	$148,759	$132,106	$432,990	$380,455
Federal funds sold and interest-bearing deposits in banks	380	168	1,055	674
Securities:
Taxable	15,283	13,599	45,651	40,696
Exempt from Federal income taxes	2,322	2,177	6,951	5,964
Other interest income	139	69	459	180
Total interest income	166,883	148,119	487,106	427,969
Interest Expense
Deposits	15,238	11,838	42,274	34,742
Short-term borrowings	1,070	24	2,295	455
Long-term debt	5,065	5,048	15,492	14,948
Total interest expense	21,373	16,910	60,061	50,145
Net interest income	145,510	131,209	427,045	377,824
Provision for loan and covered loan losses	15,691	4,197	27,662	11,959
Net interest income after provision for loan and covered loan losses	129,819	127,012	399,383	365,865
Non-interest Income
Asset management	5,590	4,462	15,854	13,566
Mortgage banking	5,060	3,340	12,636	11,267
Capital markets products	5,448	3,098	16,499	12,189
Treasury management	8,617	8,010	25,093	22,758
Loan, letter of credit and commitment fees	5,293	5,670	16,031	15,690
Syndication fees	4,721	4,364	15,819	12,361
Deposit service charges and fees and other income	2,885	1,585	5,303	8,740
Net securities gains	—	260	1,111	793
Total non-interest income	37,614	30,789	108,346	97,364
Non-interest Expense
Salaries and employee benefits	55,889	50,019	169,554	152,400
Net occupancy and equipment expense	7,099	7,098	21,326	21,087
Technology and related costs	6,282	4,665	17,062	13,540
Marketing	4,587	3,682	12,916	11,926
Professional services	2,865	3,679	15,349	8,574
Outsourced servicing costs	1,379	1,786	5,271	5,500
Net foreclosed property expenses	965	1,080	1,891	2,993
Postage, telephone, and delivery	818	857	2,603	2,618
Insurance	3,931	3,667	11,730	10,328
Loan and collection expense	1,972	2,324	5,521	6,802
Other expenses	6,133	6,318	13,406	14,449
Total non-interest expense	91,920	85,175	276,629	250,217
Income before income taxes	75,513	72,626	231,100	213,012
Income tax provision	26,621	27,358	82,291	79,838
Net income available to common stockholders	$48,892	$45,268	$148,809	$133,174
Per Common Share Data
Basic earnings per share	$0.61	$0.58	$1.87	$1.70
Diluted earnings per share	$0.60	$0.57	$1.84	$1.67
Cash dividends declared	$0.01	$0.01	$0.03	$0.03
Weighted-average common shares outstanding	79,007	78,144	78,803	77,834
Weighted-average diluted common shares outstanding	80,673	79,401	80,283	79,027
See accompanying notes to consolidated financial statements.
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$48,892	$45,268	$148,809	$133,174
Other comprehensive (loss) income:
Available-for-sale securities:
Net unrealized (losses) gains	(7,303)	9,264	21,526	3,857
Reclassification of net gains included in net income	—	(385)	(1,111)	(918)
Income tax benefit (expense)	2,854	(3,461)	(7,759)	(1,180)
Net unrealized (losses) gains on available-for-sale securities	(4,449)	5,418	12,656	1,759
Cash flow hedges:
Net unrealized (losses) gains	(1,131)	10,261	12,262	18,387
Reclassification of net gains included in net income	(1,661)	(2,571)	(5,752)	(7,643)
Income tax benefit (expense)	1,077	(2,987)	(2,506)	(4,171)
Net unrealized (losses) gains on cash flow hedges	(1,715)	4,703	4,004	6,573
Other comprehensive (loss) income	(6,164)	10,121	16,660	8,332
Comprehensive income	$42,728	$55,389	$165,469	$141,506
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Out- standing	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at January 1, 2015	78,178	$77,211	$(53)	$1,034,048	$349,556	$20,917	$1,481,679
Comprehensive income (loss) (1)	—	—	—	—	133,174	8,332	141,506
Cash dividends declared ($0.03 per common share)	—	—	—	—	(2,388)	—	(2,388)
Common stock issued for:
Nonvested (restricted) stock grants	251	—	—	—	—	—	—
Exercise of stock options	598	428	5,903	8,209	—	—	14,540
Restricted stock activity	6	558	—	(558)	—	—	—
Deferred compensation plan	1	—	29	276	—	—	305
Excess tax benefit from share-based compensation plans	—	—	—	4,331	—	—	4,331
Stock repurchased in connection with benefit plans	(171)	—	(5,942)	—	—	—	(5,942)
Share-based compensation expense	—	—	—	13,968	—	—	13,968
Balance at September 30, 2015	78,863	$78,197	$(63)	$1,060,274	$480,342	$29,249	$1,647,999
Balance at January 1, 2016	79,097	$78,439	$(103)	$1,071,674	$531,682	$17,259	$1,698,951
Comprehensive income (1)	—	—	—	—	148,809	16,660	165,469
Cash dividends declared ($0.03 per common share)	—	—	—	—	(2,432)	—	(2,432)
Common stock issued for:
Nonvested (restricted) stock grants	266	—	—	—	—	—	—
Exercise of stock options	364	247	4,251	4,373	—	—	8,871
Restricted stock activity	38	412	464	(876)	—	—	—
Deferred compensation plan	5	3	81	425	—	—	509
Stock repurchased in connection with benefit plans	(129)	—	(4,693)	(24)	—	—	(4,717)
Share-based compensation expense	—	—	—	15,703	—	—	15,703
Balance at September 30, 2016	79,641	$79,101	$—	$1,091,275	$678,059	$33,919	$1,882,354

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$148,809	$133,174
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and covered loan losses	27,662	11,959
Provision for unfunded commitments	3,888	2,931
Depreciation and impairment of premises, furniture, and equipment	6,765	6,361
Net amortization of premium on securities	17,196	13,201
Net securities gains	(1,111)	(793)
Valuation adjustments on other real estate owned	1,371	2,254
Net losses on sale of other real estate owned	357	399
Net (accretion) amortization of discount on covered assets	(51)	282
Bank owned life insurance income	(1,097)	(1,085)
Net increase (decrease) in deferred loan fees and unamortized discounts and premiums on loans	5,092	(3,687)
Share-based compensation expense	15,703	13,968
Excess tax benefit from exercise of stock options and vesting of restricted shares	(2,841)	(4,876)
Provision for deferred income tax benefit	(11,329)	(3,290)
Amortization of other intangibles	1,621	1,877
Originations and purchases of loans held-for-sale	(449,120)	(467,177)
Proceeds from sales of loans held-for-sale	495,302	515,810
Net gains from sales of loans held-for-sale	(13,107)	(9,605)
Gain on sale of branch	—	(4,092)
Net increase in derivative assets and liabilities	(20,472)	(21,716)
Net increase in accrued interest receivable	(3,030)	(2,533)
Net increase (decrease) in accrued interest payable	873	(439)
Net decrease in other assets	24,647	43,221
Net increase in other liabilities	12,231	13,982
Net cash provided by operating activities	259,359	240,126
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	155,753	159,121
Proceeds from sales	45,446	57,313
Purchases	(385,037)	(279,675)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	155,086	119,597
Purchases	(440,603)	(288,555)
Net purchase of FHLB stock	(3,600)	(2,074)
Net increase in loans	(1,411,659)	(1,189,890)
Net decrease in covered assets	2,502	6,228
Proceeds from sale of other real estate owned	3,633	7,105
Net purchases of premises, furniture, and equipment	(9,120)	(5,483)
Net cash used in investing activities	(1,887,599)	(1,416,313)
Financing Activities
Net increase in deposit accounts	1,143,262	685,555
Net increase in short-term borrowings, excluding FHLB advances	851	57,736
Net increase in FHLB advances	510,000	374,000
Stock repurchased in connection with benefit plans	(4,717)	(5,942)
Cash dividends paid	(2,394)	(2,358)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	9,380	14,845
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	4,876
Net cash provided by financing activities	1,656,382	1,128,712
Net increase (decrease) in cash and cash equivalents	28,142	(47,475)
Cash and cash equivalents at beginning of year	383,658	424,552
Cash and cash equivalents at end of period	$411,800	$377,077
See accompanying notes to consolidated financial statements.
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$59,188	$50,584
Cash paid for income taxes	88,992	76,997
Non-cash transfers of loans to loans held-for-sale	82,591	110,529
Non-cash transfers of loans to other real estate	10,123	5,102
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

On June 29, 2016, the Company entered into a definitive merger agreement with Canadian Imperial Bank of Commerce (“CIBC”), a Canadian chartered bank, and CIBC Holdco Inc. (“Holdco”), a Delaware corporation and a direct, wholly owned subsidiary of CIBC, pursuant to which the Company will merge with and into Holdco, with Holdco surviving the merger. Following the merger, the Bank will be headquartered in Chicago, Illinois, retain its Illinois state banking charter and be an indirect, wholly owned subsidiary of CIBC. The transaction is expected to close by the end of the first quarter 2017, pending regulatory and stockholder approval and other customary closing conditions.

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

Direct costs related to the proposed transaction were expensed as incurred and totaled $6.4 million for the nine months ended September 30, 2016. These costs were primarily comprised of financial advisor and other professional services fees.

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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to September 30, 2016, for potential recognition or disclosure.

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

Improvements to Employee Share-Based Payment Accounting - In March 2016, the FASB issued guidance that amends certain aspects of share-based payment accounting. The new guidance (1) requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, and eliminates the accounting for additional paid-in-capital pools; (2) allows the Company to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting; (3) requires the Company to make an accounting policy election to either recognize forfeitures as they occur or estimate the number of awards expected to be forfeited; (4) requires the Company to present excess tax benefits as an operating activity on the statement of cash flows; and (5) clarifies that the Company must classify cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Regarding the accounting policy election related to the accounting for forfeitures, the Company has elected to estimate the number of awards expected to be forfeited, consistent with our past practice of estimating forfeitures. As permitted under the new guidance, the Company has elected to early adopt the guidance for the Company’s financial statements that include periods beginning on January 1, 2016. The Company has applied the guidance related to items (1) and (4) prospectively; the guidance related to item (5) retrospectively; and the guidance related to items (2) and (3) using a modified retrospective transition method with a cumulative-effect adjustment to retained earnings. For the nine months ended September 30, 2016, the Company recognized a $2.8 million tax benefit in the consolidated statements of income within the income tax provision, representing the prospective application of the accounting change described in (1) above. Adoption of all other changes did not have an impact on our consolidated financial position or consolidated results of operations.

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

Classification of Certain Cash Receipts and Cash Payments - In August 2016, the FASB issued guidance that clarifies how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. The guidance will be effective for the Company’s financial statements that include periods beginning January 1, 2018, as well as interim periods thereafter, with early adoption permitted. The guidance should be applied using a retrospective transition method to each period presented. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations.

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Available-for-Sale
U.S. Treasury	$473,754	$3,938	$(91)	$477,601	$322,922	$30	$(1,301)	$321,651
U.S. Agencies	46,159	397	—	46,556	46,504	—	(406)	46,098
Collateralized mortgage obligations	79,157	3,108	—	82,265	97,260	2,784	(72)	99,972
Residential mortgage-backed securities	856,874	22,228	(139)	878,963	817,006	15,870	(3,021)	829,855
State and municipal securities	461,468	14,406	(160)	475,714	458,402	9,779	(391)	467,790
Total	$1,917,412	$44,077	$(390)	$1,961,099	$1,742,094	$28,463	$(5,191)	$1,765,366
Held-to-Maturity
Collateralized mortgage obligations	$43,516	$—	$(406)	$43,110	$50,708	$—	$(1,729)	$48,979
Residential mortgage-backed securities	1,307,065	22,880	(83)	1,329,862	1,069,746	4,809	(4,983)	1,069,572
Commercial mortgage-backed securities	278,095	6,241	(98)	284,238	229,722	499	(2,158)	228,063
State and municipal securities	254	1	—	255	254	—	—	254
Foreign sovereign debt	500	—	—	500	500	—	—	500
Other securities	3,805	—	(46)	3,759	4,353	—	(480)	3,873
Total	$1,633,235	$29,122	$(633)	$1,661,724	$1,355,283	$5,308	$(9,350)	$1,351,241

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank (“FRB”) discount window borrowing availability, derivative transactions, and standby letters of credit with counterparty banks and for other purposes as permitted or required by law totaled $400.0 million and $421.9 million at September 30, 2016 and December 31, 2015, respectively. Of total pledged securities, securities pledged to creditors under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties totaled $104.7 million and $100.2 million at September 30, 2016 and December 31, 2015, respectively.

Excluding securities issued or backed by the U.S. Government, its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at September 30, 2016 or December 31, 2015.

The following table presents the fair values of securities with unrealized losses as of September 30, 2016 and December 31, 2015. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months			12 Months or Longer			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of September 30, 2016
Available-for-Sale
U.S. Treasury	2	$50,954	$(91)	—	$—	$—	$50,954	$(91)
Residential mortgage-backed securities	5	59,674	(139)	—	—	—	59,674	(139)
State and municipal securities	60	29,775	(155)	2	843	(5)	30,618	(160)
Total		$140,403	$(385)		$843	$(5)	$141,246	$(390)
Held-to-Maturity
Collateralized mortgage obligations	1	$10,565	$(13)	3	$32,545	$(393)	$43,110	$(406)
Residential mortgage-backed securities	1	20,614	(1)	4	13,923	(82)	34,537	(83)
Commercial mortgage-backed securities	9	22,255	(70)	1	3,544	(28)	25,799	(98)
Other securities	1	3,759	(46)	—	—	—	3,759	(46)
Total		$57,193	$(130)		$50,012	$(503)	$107,205	$(633)
As of December 31, 2015
Available-for-Sale
U.S. Treasury	11	$271,006	$(1,081)	1	$25,773	$(220)	$296,779	$(1,301)
U.S. Agencies	3	46,098	(406)	—	—	—	46,098	(406)
Collateralized mortgage obligations	6	7,528	(72)	—	—	—	7,528	(72)
Residential mortgage-backed securities	28	243,862	(1,148)	5	75,533	(1,873)	319,395	(3,021)
State and municipal securities	95	48,974	(353)	12	3,485	(38)	52,459	(391)
Total		$617,468	$(3,060)		$104,791	$(2,131)	$722,259	$(5,191)
Held-to-Maturity
Collateralized mortgage obligations	—	$—	$—	4	$48,979	$(1,729)	$48,979	$(1,729)
Residential mortgage-backed securities	48	512,395	(3,680)	10	57,340	(1,303)	569,735	(4,983)
Commercial mortgage-backed securities	35	128,434	(1,502)	12	37,350	(656)	165,784	(2,158)
Other securities	1	3,873	(480)	—	—	—	3,873	(480)
Total		$644,702	$(5,662)		$143,669	$(3,688)	$788,371	$(9,350)

There were $50.9 million of securities with $508,000 in an unrealized loss position for greater than 12 months at September 30, 2016. At December 31, 2015, there were $248.5 million of securities with $5.8 million in an unrealized loss position for greater than 12 months. The Company does not consider these unrealized losses to be credit-related. These unrealized losses relate to changes in interest rates and market spreads. We do not intend to sell the securities and we do not believe it is more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

We conduct a quarterly assessment of our investment portfolio to determine whether any securities are other-than-temporarily impaired. During the year ended December 31, 2015, we identified three municipal debt securities from the same issuer totaling $1.1 million, which had credit rating downgrades during the period. We determined that the difference between amortized cost and fair value was other-than-temporary and accordingly, recognized the $466,000 difference as a component of net securities gains in the consolidated statement of income. The securities were sold in January 2016 with no further losses recognized. No other securities were considered other-than-temporary impaired during the first nine months of 2016.

The following table presents the remaining contractual maturity of securities as of September 30, 2016, by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	September 30, 2016
	Available-for-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipal and foreign sovereign debt and other securities:
One year or less	$47,317	$47,472	$132	$132
One year to five years	529,926	537,239	622	623
Five years to ten years	361,125	371,113	3,805	3,759
After ten years	43,013	44,047	—	—
All other securities:
Collateralized mortgage obligations	79,157	82,265	43,516	43,110
Residential mortgage-backed securities	856,874	878,963	1,307,065	1,329,862
Commercial mortgage-backed securities	—	—	278,095	284,238
Total	$1,917,412	$1,961,099	$1,633,235	$1,661,724

The following table presents gains on securities for the three months and nine months ended September 30, 2016 and 2015.

Securities Gains (Losses)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$—	$26,967	$45,446	$57,313
Gross realized gains	$—	$385	$1,133	$942
Gross realized losses	—	(125)	(22)	(149)
Net realized gains	$—	$260	$1,111	$793
Income tax provision on net realized gains	$—	$98	$428	$308

Refer to Note 11 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) on other comprehensive income.

All non-marketable Community Reinvestment Act (“CRA”) qualified investments, totaling $50.9 million and $54.2 million at September 30, 2016 and December 31, 2015, respectively, are recorded in other assets on the consolidated statements of financial condition.

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

Loan Portfolio
(Amounts in thousands)

	September 30, 2016	December 31, 2015
Commercial and industrial	$7,446,754	$6,747,389
Commercial - owner-occupied commercial real estate	2,062,614	1,888,238
Total commercial	9,509,368	8,635,627
Commercial real estate	2,946,687	2,629,873
Commercial real estate - multi-family	883,850	722,637
Total commercial real estate	3,830,537	3,352,510
Construction	496,773	522,263
Residential real estate	525,836	461,412
Home equity	124,367	129,317
Personal	167,689	165,346
Total loans	$14,654,570	$13,266,475
Net deferred loan fees and unamortized discount and premium on loans, included as a reduction in total loans	$42,917	$48,009
Overdrawn demand deposits included in total loans	$1,934	$2,654

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Loans Held-for-Sale
(Amounts in thousands)

	September 30, 2016	December 31, 2015
Mortgage loans held-for-sale (1)	$28,492	$35,704
Other loans held-for-sale (2)	46,946	73,094
Total loans held-for-sale	$75,438	$108,798

(1)
Comprised of residential mortgage loan originations intended to be sold in the secondary market. The Company accounts for these loans under the fair value option. Refer to Note 17 for additional information regarding mortgage loans held-for-sale.

(2)
Amounts represent commercial, commercial real estate, construction and residential loans carried at the lower of aggregate cost or fair value, including one nonaccrual loan totaling $205,000 and $667,000 at September 30, 2016 and December 31, 2015, respectively. Generally, the Company intends to sell these loans within 30-60 days from the date the intent to sell was established.

Carrying Value of Loans Pledged
(Amounts in thousands)

	September 30, 2016	December 31, 2015
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$501,112	$440,023
FHLB advances (2)	3,868,584	4,133,942
Total	$4,369,696	$4,573,965

(1)	No borrowings were outstanding at September 30, 2016 and December 31, 2015.

(2)	Refer to Notes 8 and 9 for additional information regarding FHLB advances.

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of September 30, 2016
Commercial	$9,432,850	$1,683	$2,558	$—	$9,437,091	$72,277	$9,509,368
Commercial real estate	3,824,530	—	—	—	3,824,530	6,007	3,830,537
Construction	496,773	—	—	—	496,773	—	496,773
Residential real estate	521,149	—	563	—	521,712	4,124	525,836
Home equity	118,891	528	—	—	119,419	4,948	124,367
Personal	167,631	31	11	—	167,673	16	167,689
Total loans	$14,561,824	$2,242	$3,132	$—	$14,567,198	$87,372	$14,654,570
As of December 31, 2015
Commercial	$8,595,150	$6,641	$1,042	$—	$8,602,833	$32,794	$8,635,627
Commercial real estate	3,343,714	—	295	—	3,344,009	8,501	3,352,510
Construction	522,263	—	—	—	522,263	—	522,263
Residential real estate	455,764	613	273	—	456,650	4,762	461,412
Home equity	121,580	66	—	—	121,646	7,671	129,317
Personal	165,188	132	5	—	165,325	21	165,346
Total loans	$13,203,659	$7,452	$1,615	$—	$13,212,726	$53,749	$13,266,475

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

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of September 30, 2016
Commercial	$142,021	$65,423	$68,618	$134,041	$10,870
Commercial real estate	6,007	2,247	3,760	6,007	318
Residential real estate	4,240	—	4,124	4,124	287
Home equity	7,581	3,073	4,376	7,449	386
Personal	16	—	16	16	1
Total impaired loans	$159,865	$70,743	$80,894	$151,637	$11,862
As of December 31, 2015
Commercial	$49,912	$27,300	$20,020	$47,320	$4,458
Commercial real estate	14,150	2,085	6,416	8,501	1,156
Residential real estate	4,950	—	4,762	4,762	539
Home equity	10,071	2,626	7,065	9,691	1,106
Personal	21	—	21	21	3
Total impaired loans	$79,104	$32,011	$38,284	$70,295	$7,262

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30
Commercial	$104,005	$895	$53,886	$287
Commercial real estate	11,506	—	12,656	—
Construction	107	—	—	—
Residential real estate	4,094	—	4,332	—
Home equity	7,573	32	11,942	34
Personal	14	—	25	—
Total	$127,299	$927	$82,841	$321
Nine Months Ended September 30
Commercial	$76,793	$1,717	$54,331	$788
Commercial real estate	9,731	—	15,170	13
Construction	43	—	—	—
Residential real estate	4,104	1	4,594	—
Home equity	7,936	90	12,653	79
Personal	27	—	217	—
Total	$98,634	$1,808	$86,965	$880

(1)	Represents amounts while classified as impaired for the periods presented.

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

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of September 30, 2016
Commercial	$135,395	1.4	$128,083	1.3	$72,277	0.8	$9,509,368
Commercial real estate	—	—	116	*	6,007	0.2	3,830,537
Construction	—	—	—	—	—	—	496,773
Residential real estate	9,228	1.8	4,391	0.8	4,124	0.8	525,836
Home equity	538	0.4	901	0.7	4,948	4.0	124,367
Personal	43	*	42	*	16	*	167,689
Total	$145,204	1.0	$133,533	0.9	$87,372	0.6	$14,654,570
As of December 31, 2015
Commercial	$85,217	1.0	$124,654	1.4	$32,794	0.4	$8,635,627
Commercial real estate	27,580	0.8	121	*	8,501	0.3	3,352,510
Construction	—	—	—	—	—	—	522,263
Residential real estate	5,988	1.3	5,031	1.1	4,762	1.0	461,412
Home equity	623	0.5	2,451	1.9	7,671	5.9	129,317
Personal	620	0.4	141	0.1	21	*	165,346
Total	$120,028	0.9	$132,398	1.0	$53,749	0.4	$13,266,475

*	Less than 0.1%

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	September 30, 2016		December 31, 2015
	Accruing	Nonaccrual (1)	Accruing	Nonaccrual (1)
Commercial	$61,764	$29,805	$14,526	$25,034
Commercial real estate	—	5,980	—	7,619
Residential real estate	—	1,212	—	1,341
Home equity	2,501	4,226	2,020	5,177
Total	$64,265	$41,223	$16,546	$39,171

(1)	Included in nonperforming loans.

At September 30, 2016 and December 31, 2015, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $14.4 million and $9.7 million, respectively. The following table presents the type of modification for loans that have been restructured and the post-modification recorded investment during the three months and nine months ended September 30, 2016 and 2015.

Additions to Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Three Months Ended September 30,
	Extension of Maturity Date (1)		Other Concession (2)		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
2016
Accruing:
Commercial	2	$1,770	4	$24,964	6	$26,734
Nonaccruing:
Commercial	2	30	2	29	4	59
Home equity	—	—	1	22	1	22
Total accruing and nonaccruing additions	4	$1,800	7	$25,015	11	$26,815

2015
Accruing:
Commercial	2	$7,800	—	$—	2	$7,800
Nonaccruing:
Commercial	1	19	1	4,473	2	4,492
Home equity	—	—	2	276	2	276
Total accruing and nonaccruing additions	3	$7,819	3	$4,749	6	$12,568

(1)	Extension of maturity date also includes loans renewed at an existing rate of interest that is considered a below market rate for that particular loan’s risk profile.

(2)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

Additions to Troubled Debt Restructurings During the Period (Continued)
(Dollars in thousands)

	Nine Months Ended September 30,
	Extension of Maturity Date (1)		Other Concession (2)		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
2016
Accruing:
Commercial	5	$4,023	8	$59,705	13	$63,728
Home equity	—	—	2	538	2	538
Nonaccruing:
Commercial	4	792	6	13,840	10	14,632
Commercial real estate	1	77	1	691	2	768
Residential real estate	—	—	2	202	2	202
Home equity	—	—	3	146	3	146
Total accruing and nonaccruing additions	10	$4,892	22	$75,122	32	$80,014
Change in recorded investment due to principal paydown or charge-off at time of modification, net of advances						$3,631

2015
Accruing:
Commercial	7	$23,328	—	$—	7	$23,328
Home equity	1	346	—	—	1	346
Nonaccruing:
Commercial	5	2,602	3	7,246	8	9,848
Commercial real estate	2	1,660	1	3,773	3	5,433
Home equity	3	165	4	353	7	518
Total accruing and nonaccruing additions	18	$28,101	8	$11,372	26	$39,473
Change in recorded investment due to principal paydown or charge-off at time of modification, net of advances						$380

(1)	Extension of maturity date also includes loans renewed at an existing rate of interest that is considered a below market rate for that particular loan’s risk profile.

(2)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve population. However, our general reserve methodology considers a pro-rated amount and product type of the TDRs removed as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Our allowance for loan losses included $3.4 million and $3.9 million in specific reserves for nonaccrual TDRs at September 30, 2016, and December 31, 2015, respectively. For accruing TDRs, there were $872,000 and $4,000 in specific reserves at September 30, 2016, and December 31, 2015, respectively.

During the nine months ended September 30, 2016, a single commercial loan totaling $4.1 million became nonperforming within 12 months of being modified as an accruing TDR. During the nine months ended September 30, 2015, a single commercial real estate loan totaling $175,000 became nonperforming within 12 months of being modified as an accruing TDR. A loan typically becomes nonperforming and placed on nonaccrual status when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than the 90-day past due date.

Other Real Estate Owned (“OREO”)

The following table presents the composition of property acquired as a result of borrower defaults on loans secured by real property.

OREO Composition
(Amounts in thousands)

	September 30, 2016	December 31, 2015
Single-family homes	$477	$1,878
Land parcels	1,533	1,760
Multi-family	—	598
Office/industrial	1,012	1,779
Retail	9,013	1,258
Total OREO properties	$12,035	$7,273

The recorded investment in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $1.2 million at September 30, 2016 and $3.0 million at December 31, 2015.

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

Covered Assets
(Amounts in thousands)

	September 30, 2016	December 31, 2015
Residential mortgage loans (1)	$21,349	$24,717
Foreclosed real estate - single-family homes	925	530
Estimated loss reimbursement by the FDIC	1,615	1,707
Total covered assets	23,889	26,954
Allowance for covered loan losses	(4,879)	(5,712)
Net covered assets	$19,010	$21,242

(1)	Includes $209,000 and $257,000 of purchased credit-impaired loans as of September 30, 2016 and December 31, 2015, respectively.

The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $172,000 and $775,000 at September 30, 2016 and December 31, 2015, respectively.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 4 for a discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Three Months Ended September 30,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2016
Allowance for Loan Losses:
Balance at beginning of period	$122,308	$31,080	$6,169	$3,814	$3,002	$2,242	$168,615
Loans charged-off	(4,870)	—	—	(240)	—	(10)	(5,120)
Recoveries on loans previously charged-off	727	12	67	43	39	10	898
Net (charge-offs) recoveries	(4,143)	12	67	(197)	39	—	(4,222)
Provision (release) for loan losses	17,947	(719)	(597)	(19)	(557)	(180)	15,875
Balance at end of period	$136,112	$30,373	$5,639	$3,598	$2,484	$2,062	$180,268
Ending balance, loans individually evaluated for impairment (1)	$10,870	$318	$—	$287	$386	$1	$11,862
Ending balance, loans collectively evaluated for impairment	$125,242	$30,055	$5,639	$3,311	$2,098	$2,061	$168,406
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$134,041	$6,007	$—	$4,124	$7,449	$16	$151,637
Ending balance, loans collectively evaluated for impairment	9,375,327	3,824,530	496,773	521,712	116,918	167,673	14,502,933
Total recorded investment in loans	$9,509,368	$3,830,537	$496,773	$525,836	$124,367	$167,689	$14,654,570

2015
Allowance for Loan Losses:
Balance at beginning of period	$113,144	$28,210	$3,816	$5,257	$4,615	$2,009	$157,051
Loans charged-off	(661)	(175)	—	(97)	(85)	(6)	(1,024)
Recoveries on loans previously charged-off	2,115	134	10	198	50	131	2,638
Net (charge-offs) recoveries	1,454	(41)	10	101	(35)	125	1,614
Provision (release) for loan losses	6,413	(1,868)	571	(1,028)	(292)	407	4,203
Balance at end of period	$121,011	$26,301	$4,397	$4,330	$4,288	$2,541	$162,868
Ending balance, loans individually evaluated for impairment (1)	$5,468	$1,465	$—	$558	$1,575	$6	$9,072
Ending balance, loans collectively evaluated for impairment	$115,543	$24,836	$4,397	$3,772	$2,713	$2,535	$153,796
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$41,966	$12,041	$—	$4,272	$11,374	$26	$69,679
Ending balance, loans collectively evaluated for impairment	8,630,035	3,237,297	412,688	434,733	121,748	173,134	13,009,635
Total recorded investment in loans	$8,672,001	$3,249,338	$412,688	$439,005	$133,122	$173,160	$13,079,314

(1)	Refer to Note 4 for additional information regarding impaired loans.

Allowance for Loan Losses
(Amounts in thousands)

	Nine Months Ended September 30,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2016
Balance at beginning of year	$117,619	$27,610	$5,441	$4,239	$3,744	$2,083	$160,736
Loans charged-off	(7,786)	(1,510)	—	(757)	(226)	(177)	(10,456)
Recoveries on loans previously charged-off	980	757	99	82	138	51	2,107
Net (charge-offs) recoveries	(6,806)	(753)	99	(675)	(88)	(126)	(8,349)
Provision (release) for loan losses	25,299	3,516	99	34	(1,172)	105	27,881
Balance at end of period	$136,112	$30,373	$5,639	$3,598	$2,484	$2,062	$180,268
2015
Balance at beginning of year	$103,462	$31,838	$4,290	$5,316	$4,924	$2,668	$152,498
Loans charged-off	(5,784)	(1,160)	—	(328)	(456)	(44)	(7,772)
Recoveries on loans previously charged-off	3,610	1,004	193	302	193	1,090	6,392
Net (charge-offs) recoveries	(2,174)	(156)	193	(26)	(263)	1,046	(1,380)
Provision (release) for loan losses	19,723	(5,381)	(86)	(960)	(373)	(1,173)	11,750
Balance at end of period	$121,011	$26,301	$4,397	$4,330	$4,288	$2,541	$162,868

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$13,729	$13,157	$11,759	$12,274
Provision for unfunded commitments	1,918	2,048	3,888	2,931
Recovery of unfunded commitments	—	4	—	4
Balance at end of period	$15,647	$15,209	$15,647	$15,209
Unfunded commitments, excluding covered assets, at period end	$6,453,528	$6,176,419

(1)
Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit. Unfunded commitments related to covered assets are excluded as they are covered under a loss share agreement with the FDIC.

Refer to Note 16 for additional details of commitments to extend credit, standby letters of credit and commercial letters of credit.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	September 30, 2016	December 31, 2015
Banking	$81,755	$81,755
Asset management	12,286	12,286
Total goodwill	$94,041	$94,041

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. Our annual goodwill impairment test was performed as of October 31, 2015, and it was determined no impairment existed as of that date nor are we aware of any events or circumstances that would indicate goodwill is impaired at September 30, 2016. There were no impairment charges for goodwill recorded in 2015. Our annual goodwill test will be completed during fourth quarter 2016.

We have other intangible assets capitalized on the consolidated statements of financial condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 12 years.

We review other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During the nine months ended September 30, 2016, there were no events or circumstances that we believe indicate there may be impairment of other intangible assets, and no impairment charges for other intangible assets were recorded for the nine months ended September 30, 2016.

Other Intangible Assets
(Dollars in thousands)

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Core deposit intangibles:
Gross carrying amount	$12,378	$18,093
Accumulated amortization	10,921	15,140
Net carrying amount	$1,457	$2,953
Amortization during the period	$1,496	$2,270
Weighted average remaining life (in years)	0.8	1.5
Client relationships:
Gross carrying amount	$1,459	$2,002
Accumulated amortization	1,107	1,525
Net carrying amount	$352	$477
Amortization during the period	$125	$185
Weighted average remaining life (in years)	4.3	5.1

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year Ended December 31,
2016 - remaining three months	$540
2017	1,125
2018	98
2019	28
2020	15
2021 and thereafter	3
Total	$1,809

7. DEPOSITS

Summary of Deposits
(Amounts in thousands)

	September 30, 2016	December 31, 2015
Noninterest-bearing demand deposits	$4,857,470	$4,355,700
Interest-bearing demand deposits	1,823,840	1,503,372
Savings deposits	395,858	377,191
Money market accounts	5,795,910	5,919,252
Time deposits (1)	2,615,776	2,190,077
Total deposits	$15,488,854	$14,345,592

(1)	Time deposits with a minimum denomination of $250,000 totaled $1.5 billion and $1.3 billion at September 30, 2016 and December 31, 2015.

Scheduled Maturities of Time Deposits
(Amounts in thousands)

Total
Year Ended December 31,
2016 - Fourth quarter	$592,698
2017	1,295,261
2018	233,331
2019	143,732
2020	209,488
2021 and thereafter	141,266
Total	$2,615,776

Maturities of Time Deposits of $100,000 or More
(Amounts in thousands)

September 30, 2016
Maturing within 3 months	$540,898
After 3 but within 6 months	307,210
After 6 but within 12 months	708,203
After 12 months	749,313
Total	$2,305,624

8. SHORT-TERM BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	September 30, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$1,230,000	0.31%	$370,000	0.16%
Other borrowings	556	—%	250	0.20%
Secured borrowings	2,762	4.00%	2,217	4.00%
Total short-term borrowings	$1,233,318		$372,467
Unused Availability:
Federal funds (1)	$460,500		$630,500
FRB discount window primary credit program (2)	431,841		384,419
FHLB advances (3)	839,925		1,481,102
Revolving line of credit	60,000		60,000

(1)	Our total availability of overnight Federal fund (“Fed funds”) borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

(3)
As a member of the FHLB Chicago, the Bank has access to borrowing capacity which is subject to change based on the availability of acceptable collateral to pledge and the level of our investment in FHLB Chicago stock. At September 30, 2016, our borrowing capacity was $2.1 billion, of which $839.9 million was available, subject to making the required additional investment in FHLB Chicago stock.

Borrowings with maturities of one year or less are classified as short-term.

FHLB Advances - At September 30, 2016, FHLB advances totaled $1.3 billion, consisting of $1.2 billion in short-term borrowings, and $50.0 million classified as long-term debt. Qualifying residential, multi-family and commercial real estate (“CRE”) loans, home equity lines of credit, and residential mortgage-backed securities are pledged as collateral to secure current outstanding balances and additional borrowing availability.

Other Borrowings - At September 30, 2016, other borrowings consisted of the Company’s obligation to a third party bank under a commercial credit card servicing arrangement. At December 31, 2015, other borrowings represented cash received by counterparty in excess of derivative liability.

Secured Borrowings - Secured borrowings represent amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings because they did not qualify for sale accounting treatment. A corresponding amount is recorded within loans on the consolidated statements of financial condition.

Revolving Line of Credit - The Company has a 364-day revolving line of credit (the “Facility”) with a group of commercial banks allowing borrowing of up to $60.0 million, and maturing on the earlier of September 22, 2017 or the consummation of the Company’s merger with CIBC. The interest rate applied to borrowings under the Facility will be elected by the Company at the time an advance is made; interest rate elections include either 30-day or 90-day LIBOR plus 1.75% or Prime minus 0.50% at the time the advance is made. Any amounts outstanding under the Facility upon or before maturity may be converted, at the Company’s option, to an amortizing term loan, with the balance of such loan due September 22, 2019 (subject to earlier maturity upon consummation of the merger with CIBC, as previously noted). At September 30, 2016, no amounts were drawn on the Facility.

9. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

	Rate Type	Current Rate	Maturity	September 30, 2016	December 31, 2015
Parent Company:
Junior Subordinated Debentures (1)
Bloomfield Hills Statutory Trust I	Floating, three-month LIBOR + 2.65%	3.51%	2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Floating, three-month LIBOR + 1.71%	2.56%	2035	51,547	51,547
PrivateBancorp Statutory Trust III	Floating, three-month LIBOR + 1.50%	2.35%	2035	41,238	41,238
PrivateBancorp Statutory Trust IV (2)	Fixed	10.00%	2068	66,607	66,576
Subordinated debt facility (3)(4)	Fixed	7.125%	2042	120,646	120,606
Subtotal				$288,286	$288,215
Subsidiaries:
FHLB advances	Floating, FHLBC overnight discount note index + 0.065%			$—	$350,000
FHLB advances (5)(6)	Fixed	3.58% - 4.68%	2019	50,000	50,000
Total long-term debt				$338,286	$688,215

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

(2)	Net of deferred financing costs of $2.1 million at September 30, 2016 and $2.2 million at December 31, 2015.

(3)	Net of deferred financing costs of $4.4 million at September 30, 2016 and December 31, 2015.

(4)	Qualifies as Tier 2 capital for regulatory capital purposes.

(5)	Weighted average interest rate was 3.75% at both September 30, 2016 and December 31, 2015.

(6)
As of December 31, 2015, amounts reported included three long-term advances totaling $45.0 million with a weighted average interest rate of 3.66%. The advances provided a one-time option to increase the amount outstanding up to $150.0 million each at the same fixed rate as the original advance. During the quarter ended September 30, 2016, two of the options expired. As of September 30, 2016, one long-term advance of $15.0 million provided a one-time option, set to expire prior to December 31, 2016, to increase the amount outstanding up to $150.0 million at the same fixed rate of 3.58%. The advances include a prepayment feature and are subject to a prepayment fee.

The $167.6 million in junior subordinated debentures presented in the table above were issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable trust preferred securities. Refer to Note 10 for further information on the nature and terms of these and previously issued debentures.

At September 30, 2016, outstanding long-term FHLB advances were secured by qualifying residential, multi-family, CRE, and home equity lines of credit. From time to time, we may pledge eligible real estate mortgage-backed securities to support additional borrowings.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year Ended December 31,
2019	$50,000
2021 and thereafter	288,286
Total	$338,286

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED TRUST PREFERRED SECURITIES

As of September 30, 2016, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing mandatorily redeemable trust preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company (“Debentures”). The Debentures held by the trusts, which in aggregate totaled $167.6 million, net of deferred financing costs, at September 30, 2016, are the sole assets of each respective trust. Our obligations under the Debentures and related documents constitute a full and unconditional guarantee by the Company on a subordinated basis of all payments on the Trust Preferred Securities. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all or any series of the Debentures at a redemption price of 100% of the principal amount plus accrued and unpaid interest. The repayment, redemption or repurchase of any of the Debentures would be subject to the terms of the applicable indenture and result in a corresponding repayment, redemption or repurchase of an equivalent amount of the related series of Trust Preferred Securities. Any redemption of the 10% Debentures held by the PrivateBancorp Capital Trust IV also would be subject to the terms of the replacement capital covenant described below.

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

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

		Common Securities Issued	Trust Preferred Securities Issued (1)			Principal Amount of Debentures (1)
	Issuance Date			Coupon Rate (2)	Maturity	September 30, 2016
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	3.51%	June 2034	$8,248
PrivateBancorp Statutory Trust II	June 2005	1,547	50,000	2.56%	Sept. 2035	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	2.35%	Dec. 2035	41,238
PrivateBancorp Capital Trust IV	May 2008	5	68,750	10.00%	June 2068	66,607	(3)
Total		$3,038	$166,750			$167,640

(1)
The Trust Preferred Securities accrue distributions at a rate equal to the interest rate on, and have a redemption date identical to the maturity date of, the corresponding Debentures. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Debentures at maturity or upon earlier redemption.

(2)
Reflects the coupon rate in effect at September 30, 2016. The coupon rates for Bloomfield Hills Statutory Trust I, PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III are variable based on three-month LIBOR plus 2.65%, 1.71% and 1.50%, respectively. The coupon rate for PrivateBancorp Capital Trust IV is fixed. Distributions on all Trust Preferred Securities are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years, in the case of the Debentures held by Trust IV, and five years, in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the Trust Preferred Securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

(3)	Net of deferred financing costs of $2.1 million at September 30, 2016.

11. EQUITY

Capital Stock

At September 30, 2016 and December 31, 2015, the Company had authority to issue 180 million shares of capital stock, consisting of one million shares of preferred stock, five million shares of non-voting common stock and 174 million shares of voting common stock. At September 30, 2016 and December 31, 2015, no shares of preferred stock or non-voting common stock were issued or outstanding. The Company had 79.6 million and 79.1 million shares of voting common stock issued and outstanding at September 30, 2016 and December 31, 2015, respectively.

The Company reissues treasury stock, when available, or new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. Treasury shares are reissued at average cost. The Company held no shares in treasury at September 30, 2016 and 2,574 in treasury at December 31, 2015, respectively.

Comprehensive Income

Change in Accumulated Other Comprehensive Income (“AOCI”) by Component
(Amounts in thousands)

	Nine Months Ended September 30,
	2016			2015
	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total
Balance at beginning of period	$14,048	$3,211	$17,259	$19,448	$1,469	$20,917
Increase in unrealized gains on securities	21,526	—	21,526	3,857	—	3,857
Increase in unrealized gains on cash flow hedges	—	12,262	12,262	—	18,387	18,387
Tax expense on increase in unrealized gains	(8,187)	(4,725)	(12,912)	(1,536)	(7,139)	(8,675)
Other comprehensive income before reclassifications	13,339	7,537	20,876	2,321	11,248	13,569
Reclassification adjustment of net gains included in net income (1)	(1,111)	(5,752)	(6,863)	(918)	(7,643)	(8,561)
Reclassification adjustment for tax expense on realized net gains (2)	428	2,219	2,647	356	2,968	3,324
Amounts reclassified from AOCI	(683)	(3,533)	(4,216)	(562)	(4,675)	(5,237)
Net current period other comprehensive income	12,656	4,004	16,660	1,759	6,573	8,332
Balance at end of period	$26,704	$7,215	$33,919	$21,207	$8,042	$29,249

(1)
The amounts reclassified from AOCI for the available-for-sale securities are reported in net securities gains on the consolidated statements of income, while the amounts reclassified from AOCI for cash flow hedges are included in interest income on loans on the consolidated statements of income. For the nine months ended September 30, 2015, $125,000 was reclassified out of AOCI related to OTTI on available-for-sale securities and included in the consolidated statements of income within net securities gains.

(2)
The tax expense amounts reclassified from AOCI in connection with the available-for-sale securities reclassification and cash flow hedges reclassification are included in income tax provision on the consolidated statements of income.

12. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per common share
Net income	$48,892	$45,268	$148,809	$133,174
Net income allocated to participating stockholders (1)	(379)	(354)	(1,207)	(1,195)
Net income allocated to common stockholders	$48,513	$44,914	$147,602	$131,979
Weighted-average common shares outstanding	79,007	78,144	78,803	77,834
Basic earnings per common share	$0.61	$0.58	$1.87	$1.70
Diluted earnings per common share
Diluted earnings applicable to common stockholders (2)	$48,520	$44,922	$147,623	$131,997
Weighted-average diluted common shares outstanding:
Weighted-average common shares outstanding	79,007	78,144	78,803	77,834
Dilutive effect of stock awards (3)	1,666	1,257	1,480	1,193
Weighted-average diluted common shares outstanding	80,673	79,401	80,283	79,027
Diluted earnings per common share	$0.60	$0.57	$1.84	$1.67

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

(3)
For the three months ended September 30, 2016 and 2015, the weighted-average outstanding non-participating securities of 257,000 and 240,000 shares, respectively, and for the nine months ended September 30, 2016 and 2015, the weighted-average outstanding non-participating securities of 386,000 and 401,000 shares, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

13. INCOME TAXES

Income Tax Provision Analysis
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income before income taxes	$75,513	$72,626	$231,100	$213,012
Income tax provision:
Current income tax provision	$33,675	$32,897	$93,620	$83,128
Deferred income tax benefit	(7,054)	(5,539)	(11,329)	(3,290)
Total income tax provision	$26,621	$27,358	$82,291	$79,838
Effective tax rate	35.3%	37.7%	35.6%	37.5%

Deferred Tax Assets

Net deferred tax assets totaled $103.3 million at September 30, 2016 and $102.2 million at December 31, 2015. Net deferred tax assets are included in other assets in the accompanying consolidated statements of financial condition.

At September 30, 2016, we have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded. This conclusion was based in part on our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

At September 30, 2016 and December 31, 2015, we had $2.5 million and $126,000, respectively, of unrecognized tax benefits relating to uncertain tax positions that, if recognized, would impact the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not anticipate this change will have a material impact on the results of operations or the financial position of the Company.

14. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce both interest rate risk (relating to mortgage loan commitments and planned sales of loans) and foreign currency risk (relating to certain loans denominated in currencies other than the U.S. dollar). We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the client-related and other end-user derivatives, noted in the table below, were designated as hedging instruments for accounting purposes at September 30, 2016, and December 31, 2015.

Notional Amounts and Fair Value of Derivative Instruments
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	$350,000	$4,624	$675,000	$5,366	$—	$—	$125,000	$799
Derivatives not designated as hedging instruments:
Client-related derivatives:
Interest rate contracts	$4,266,880	$62,146	$3,933,977	$41,734	$4,266,880	$65,355	$3,933,977	$43,001
Foreign exchange contracts	136,979	3,074	155,914	5,008	117,524	2,459	127,664	4,274
Risk participation agreements (1)	61,320	13	84,216	6	113,847	28	111,269	27
Total client-related derivatives		$65,233		$46,748		$67,842		$47,302
Other end-user derivatives:
Foreign exchange contracts	$37,901	$974	$28,058	$220	$11,184	$71	$4,486	$3
Mortgage banking derivatives		210		519		344		181
Warrants		216		—		—		—
Total other end-user derivatives		$1,400		$739		$415		$184
Total derivatives not designated as hedging instruments		$66,633		$47,487		$68,257		$47,486
Netting adjustments (2)		(9,163)		(12,238)		(49,021)		(30,056)
Total derivatives		$62,094		$40,615		$19,236		$18,229

(1)	The remaining average notional amounts are shown for risk participation agreements.

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

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All such requirements were met at September 30, 2016. The fair value of the derivatives with credit contingency features in a net liability position at September 30, 2016 totaled $13.4 million and $14.9 million of collateral was posted for these transactions. If the credit risk contingency features were triggered at September 30, 2016, no additional collateral would be required to be posted to derivative counterparties and $13.4 million in outstanding derivative instruments would be immediately settled.

Derivatives Designated in Hedge Relationships

We use interest rate derivatives to hedge variability in forecasted interest cash flows in our loan portfolio which is comprised primarily of floating-rate loans. These derivatives are designated as cash flow hedges. The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash Flow Hedges – Under our cash flow hedging program, we enter into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loan cash flows to fixed-rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the consolidated statements of income. During the nine months ended September 30, 2016, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in AOCI and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of September 30, 2016, the maximum length of time over which forecasted interest cash flows are hedged is approximately four years. As of September 30, 2016, $3.0 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2016. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

During the nine months ended September 30, 2016, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur. Refer to Note 11 for additional information regarding the changes in AOCI related to the interest rate swaps designated as cash flow hedges.

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

Risk Participation Agreements
(Dollars in thousands)

	September 30, 2016	December 31, 2015
Fair value of written RPAs	$28	$27
Range of remaining terms to maturity (in years)	Less than 1 to 5	Less than 1 to 5
Range of assigned internal risk ratings	2 to 7	2 to 7
Maximum potential amount of future undiscounted payments	$4,517	$3,937
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	64%	43%

Other End-User Derivatives – We use forward commitments to sell to-be-announced securities and other commitments to sell residential mortgage loans at specified prices to economically hedge the change in fair value of customer interest rate lock commitments and residential mortgage loans held-for-sale. The forward commitments to sell and the interest rate lock commitments are considered derivatives. At September 30, 2016, the par value of our residential mortgage loans held-for-sale totaled $28.3 million, the notional value of our interest rate lock commitments totaled $54.8 million, and the notional value of our forward commitments to sell totaled $99.6 million.

We are also exposed at times to foreign exchange risk as a result of originating loans in which the principal and interest are settled in a currency other than U.S. dollars. As of September 30, 2016, our exposure was to the Euro, Canadian dollar, Danish kroner, British pound and Australian dollar on $43.8 million of loans. We manage this risk using forward currency derivatives.

Additionally, in connection with certain negotiated credit facilities, we receive warrants to acquire stock in privately-held client companies and are considered derivatives under current accounting standards. As of September 30, 2016, warrants totaled $216,000.

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Location in Consolidated Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Gain on client-related derivatives:
Interest rate contracts	Capital markets income	$3,705	$1,190	$11,135	$6,089
Foreign exchange contracts	Capital markets income	1,740	1,920	5,357	6,023
RPAs	Capital markets income	3	(12)	7	77
Total client-related derivatives		$5,448	$3,098	$16,499	$12,189
Gain (loss) on end-user derivatives:
Foreign exchange contracts	Other income, service and charges income	$479	$558	$2,337	$1,108
Mortgage banking derivatives	Mortgage banking income	(85)	(466)	(1,165)	(125)
Warrants	Other income, service and charges income	(8)	—	26	—
Total end-user derivatives		$386	$92	$1,198	$983
Total net gain recognized on derivatives not designated in hedging relationship		$5,834	$3,190	$17,697	$13,172

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

Derivative contracts may require us to provide or receive cash or financial instrument collateral. Collateral associated with derivative assets and liabilities subject to enforceable master netting agreements with the same counterparty is posted on a net basis. We have pledged cash or financial collateral in accordance with each counterparty’s collateral posting requirements for all of the Company’s derivative assets and liabilities in a net liability position as of September 30, 2016 and December 31, 2015. Certain collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that we are only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts.

As of September 30, 2016 and December 31, 2015, $39.9 million and $17.8 million of cash collateral pledged, respectively, was netted with the related financial liabilities on the consolidated statements of financial condition. To the extent not netted against fair values under a master netting agreement, the excess collateral received or pledged is included in other short-term borrowings or other investments, respectively. There was no excess cash collateral pledged at September 30, 2016 and December 31, 2015. Any securities pledged to counterparties as financial instrument collateral remain on the consolidated statements of financial condition as long as we do not default.

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

Offsetting of Financial Assets and Liabilities
(Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of September 30, 2016
Financial assets:
Derivatives (1):
Interest rate contracts	$66,770	$(7,273)	$59,497	$—	$—	$59,497
Foreign exchange contracts	2,074	(1,849)	225	—	—	225
RPAs	13	—	13	—	—	13
Mortgage banking derivatives	41	(41)	—	—	—	—
Total derivatives subject to a master netting agreement	68,898	(9,163)	59,735	—	—	59,735
Total derivatives not subject to a master netting agreement	2,359	—	2,359	—	—	2,359
Total derivatives	$71,257	$(9,163)	$62,094	$—	$—	$62,094
Financial liabilities:
Derivatives (1):
Interest rate contracts	$65,355	$(48,074)	$17,281	$(14,673)	$—	$2,608
Foreign exchange contracts	2,254	(906)	1,348	(1,144)	—	204
RPAs	28	—	28	(24)	—	4
Mortgage banking derivatives	171	(41)	130	—	—	130
Total derivatives subject to a master netting agreement	67,808	(49,021)	18,787	(15,841)	—	2,946
Total derivatives not subject to a master netting agreement	449	—	449	—	—	449
Total derivatives	$68,257	$(49,021)	$19,236	$(15,841)	$—	$3,395

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents financial instrument and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the financial instrument.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Financial Assets and Liabilities (Continued) (Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of December 31, 2015
Financial assets:
Derivatives (1):
Interest rate contracts	$47,100	$(8,970)	$38,130	$(55)	$—	$38,075
Foreign exchange contracts	4,059	(3,254)	805	(88)	—	717
RPAs	6	—	6	—	—	6
Mortgage banking derivatives	34	(14)	20	—	—	20
Total derivatives subject to a master netting agreement	51,199	(12,238)	38,961	(143)	—	38,818
Total derivatives not subject to a master netting agreement	1,654	—	1,654	—	—	1,654
Total derivatives	$52,853	$(12,238)	$40,615	$(143)	$—	$40,472
Financial liabilities:
Derivatives (1):
Interest rate contracts	$43,800	$(28,574)	$15,226	$(10,475)	$—	$4,751
Foreign exchange contracts	2,287	(1,458)	829	(570)	—	259
RPAs	27	(10)	17	(12)	—	5
Mortgage banking derivatives	14	(14)	—	—	—	—
Total derivatives subject to a master netting agreement	46,128	(30,056)	16,072	(11,057)	—	5,015
Total derivatives not subject to a master netting agreement	2,157	—	2,157	—	—	2,157
Total derivatives	$48,285	$(30,056)	$18,229	$(11,057)	$—	$7,172

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents financial instrument and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the financial instrument.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	September 30, 2016	December 31, 2015
Commitments to extend credit:
Home equity lines	$15,716	$1,338
Credit card lines	5,761	—
Residential 1-4 family construction	94,020	47,504
Commercial real estate, other construction, and land development	1,452,895	1,321,123
Commercial and industrial	3,589,204	4,191,895
All other commitments	923,792	508,096
Total commitments to extend credit	$6,081,388	$6,069,956
Letters of credit:
Financial standby	$334,496	$365,760
Performance standby	42,130	38,264
Commercial letters of credit	5,223	3,999
Total letters of credit	$381,849	$408,023

(1)	Includes covered loan commitments of $9.7 million as of September 30, 2016 and December 31, 2015.

Commitments to extend credit are agreements to lend funds to, or issue letters of credit for the account of, a client as long as there is no violation of any condition established in the credit agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of unfunded commitments require regulatory capital support, except for unfunded commitments of less than one year that are unconditionally cancellable. Since many of our commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of September 30, 2016, we had a reserve for unfunded commitments of $15.6 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors, including the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the consolidated statements of financial condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the consolidated statements of financial condition, totaled $2.4 million as of September 30, 2016. We amortize these amounts into income over the commitment period. As of September 30, 2016, standby letters of credit had a remaining weighted-average term of approximately 15 months, with remaining actual lives ranging from less than 1 year to 6 years.

Other Commitments

The Company has unfunded commitments to CRA investments and other investment partnerships totaling $40.3 million at September 30, 2016. Of these commitments, $29.7 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the consolidated statements of financial condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card provider issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party provider. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party provider to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $18.8 million at September 30, 2016.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of September 30, 2016, we had no recorded contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold in the secondary market have limited recourse provisions. The losses for the three months and nine months ended September 30, 2016 and 2015, arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

Legal Proceedings

Since the announcement of the proposed transaction with CIBC, three stockholders of the Company have filed separate putative class actions on behalf of our public stockholders in the Cook County Circuit Court, Chicago, Illinois. The three actions have been consolidated and styled In re PrivateBancorp, Inc. Shareholder Litigation, 2016-CH-08949. All of the actions name as defendants the Company and each of its directors individually. The complaints assert that the directors breached their fiduciary duties in connection with the proposed transaction. Two of the complaints are also brought against CIBC and assert that the Company and CIBC aided and abetted the directors’ alleged breaches. The actions broadly allege that the transaction was the result of a flawed process, that the price is unfair, and that certain provisions of the merger agreement might dissuade a potential suitor from making a competing offer, among other things. The plaintiffs subsequently filed an amended complaint, adding a claim alleging breaches of the fiduciary duty of disclosure by the directors. Plaintiffs seek injunctive relief, including damages. The plaintiffs in the three actions recently have agreed in principle not to pursue the actions as a result of the inclusion of certain additional disclosures in the proxy statement for the Company’s special meeting of stockholders. The defendants, including the Company, believe the demands and complaints are without merit and there are substantial legal and factual defenses to the claims asserted.

As of September 30, 2016, and in the ordinary course of business, there were various other legal proceedings pending against the Company and our subsidiaries that are incidental to our regular business operations. Management does not believe that the outcome of any of these proceedings will have, individually or in the aggregate, a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Residential Real Estate Loans Fair Value Option – Residential real estate loans fair value option represent residential real estate loans that originated as held-for-sale and subsequently transferred to loans held for investment. Similar to the mortgage loans held-for-sale, we have elected the fair value option for these loans. These residential real estate loans are measured at fair value as of each reporting date, with changes in fair value recognized through mortgage banking non-interest income. The fair value of these residential real estate loans is determined based on prices obtained for loans with similar characteristics from third-party sources. On a quarterly basis, the Company validates the overall reasonableness of the fair values obtained from third-party sources by comparing prices obtained to prices received from various other pricing sources, and reviewing the reasonableness of prices based on Company knowledge of market liquidity and other market-related conditions. Residential real estate loans fair value option are classified in level 2 of the valuation hierarchy.

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

Derivative Assets and Derivative Liabilities – Derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. For derivative counterparties, we measure nonperformance risk on the basis of each exposure to the counterparty. The fair value of derivative assets and liabilities is determined based on prices obtained from third-party advisors using standardized industry models, or based on quoted market prices obtained from external pricing services. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of derivative assets and liabilities are primarily based on observable inputs and are classified in level 2 of the valuation hierarchy, with the exception of certain client-related derivatives, RPAs, interest rate lock commitments and warrants, as discussed below. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third-party advisors, including evaluating inputs and methodologies used by the third-party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company’s knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from third parties based on our validation procedures, during the three months ended September 30, 2016 and 2015, we did not alter the fair values ultimately provided by the third-party advisors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at September 30, 2016, and December 31, 2015 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	September 30, 2016				December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for sale:
U.S. Treasury	$477,601	$—	$—	$477,601	$321,651	$—	$—	$321,651
U.S. Agencies	—	46,556	—	46,556	—	46,098	—	46,098
Collateralized mortgage obligations	—	82,265	—	82,265	—	99,972	—	99,972
Residential mortgage-backed securities	—	878,963	—	878,963	—	829,855	—	829,855
State and municipal securities	—	475,714	—	475,714	—	467,160	630	467,790
Total securities available-for-sale	477,601	1,483,498	—	1,961,099	321,651	1,443,085	630	1,765,366
Mortgage loans held-for-sale	—	28,492	—	28,492	—	35,704	—	35,704
Residential real estate loans (1)	—	1,050	—	1,050	—	—	—	—
Derivative assets:
Interest rate contract derivatives designated as hedging instruments	—	4,624	—	4,624	—	5,366	—	5,366
Client-related derivatives	—	64,514	719	65,233	—	46,342	406	46,748
Other end-user derivatives	—	1,015	385	1,400	—	254	485	739
Netting adjustments	—	(9,163)	—	(9,163)	—	(12,167)	(71)	(12,238)
Total derivative assets	—	60,990	1,104	62,094	—	39,795	820	40,615
Total assets	$477,601	$1,574,030	$1,104	$2,052,735	$321,651	$1,518,584	$1,450	$1,841,685
Liabilities:
Derivative liabilities:
Interest rate contract derivatives designated as hedging instruments	$—	$—	$—	$—	$—	$799	$—	$799
Client-related derivatives	—	67,814	28	67,842	—	47,204	98	47,302
Other end-user derivatives	—	242	173	415	—	17	167	184
Netting adjustments	—	(49,021)	—	(49,021)	—	(29,974)	(82)	(30,056)
Total derivative liabilities	$—	$19,035	$201	$19,236	$—	$18,046	$183	$18,229

(1)	Represents loans accounted for under the fair value option.

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2015 and September 30, 2016.

There have been no other changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2015 to September 30, 2016.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
(Amounts in thousands)

	2016			2015
	Available- for-Sale Securities	Derivative Assets	Derivative (Liabilities)	Available- for-Sale Securities	Derivative Assets	Derivative (Liabilities)
Three Months Ended September 30
Balance at beginning of period	$—	$1,000	$(628)	$—	$1,081	$(295)
Total gains (losses) included in earnings (2)	—	272	(288)	—	479	(406)
Purchases, issuances, sales and settlements:
Issuances	—	293	—	—	297	—
Settlements	—	(959)	715	—	(976)	289
Transfers into Level 3 (out of Level 2) (3)	—	500	—	971	265	—
Transfers out of Level 3 (into Level 2) (3)	—	(2)	—	—	(1)	—
Balance at end of period	$—	$1,104	$(201)	$971	$1,145	$(412)
Change in unrealized gains in earnings relating to assets and liabilities still held at end of period	$—	$(15)	$(5)	$—	$176	$109
Nine Months Ended September 30
Balance at beginning of period	$630	$891	$(265)	$—	$2,198	$(1,477)
Total gains (losses) included in earnings (2)	30	1,608	(1,402)	—	237	(107)
Purchases, issuances, sales and settlements:
Issuances	—	1,555	—	—	802	—
Settlements	(660)	(3,332)	1,389	—	(2,339)	873
Transfers into Level 3 (out of Level 2) (3)	—	526	—	971	1,433	(160)
Transfers out of Level 3 (into Level 2) (3)	—	(144)	77	—	(1,186)	459
Balance at end of period	$—	$1,104	$(201)	$971	$1,145	$(412)
Change in unrealized gains in earnings relating to assets and liabilities still held at end of period	$—	$160	$—	$—	$429	$147

(1)	Fair value is presented prior to giving effect to netting adjustments.

(2)	Amounts disclosed in this line are included in the consolidated statements of income as capital markets products income for derivatives and mortgage banking income for interest rate lock commitments.

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

Financial Instruments Recorded Using the Fair Value Option

Difference Between Aggregate Fair Value and Aggregate Remaining Principal Balance
for Loans Elected to be Carried at Fair Value
(Amounts in thousands)

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference (1)
September 30, 2016
Mortgage loans held-for-sale	$28,492	$28,347	$145
Residential real estate loans fair value option	1,050	997	53

December 31, 2015
Mortgage loans held-for-sale	$35,704	$36,005	$(301)

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of September 30, 2016 and December 31, 2015, none of the mortgage loans held-for-sale or residential real estate loans fair value option were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the nine months ended September 30, 2016, were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the nine months ended September 30, 2016 and 2015, and still held at September 30, 2016 and 2015, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Net (Gains) Losses
	September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Collateral-dependent impaired loans (1)	$53,833	$20,317	$(7,582)	$1,398
OREO (2)	11,612	8,423	875	1,666
Total	$65,445	$28,740	$(6,707)	$3,064

(1)
Represents the fair value of loans adjusted to the appraised value of the collateral with a change in specific reserves during the respective period. These fair value adjustments are recorded against the allowance for loan losses.

(2)
Represents the fair value of foreclosed properties that were adjusted subsequent to their initial classification as foreclosed assets. Write-downs are recognized as a component of net foreclosed property expenses in the consolidated statements of income.

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2015, to September 30, 2016.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at September 30, 2016		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$706		Discounted cash flow	Loss factors	11.4% to 18.6%	15.8%
RPAs	(15)	(1)	Discounted cash flow	Loss factors	0.1% to 18.6%	2.2%
Interest rate lock commitments	291		Discounted cash flow	Pull-through rate	70.2% to 100.0%	82.6%
Collateral-dependent impaired loans	53,833		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-1.9% to 22.6%	-1.5%
OREO	11,612		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-0.5% to -28.6%	-11.2%
Warrants	216		Black-Scholes option pricing model	Estimated stock price	$0.59 to $13.97	$7.82
				Remaining life assumption	9 to 10 years	9.4 years
				Volatility	26.0% to 63.0%	51.1%

(1)	Represents fair value of underlying swap.

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

Other loans held-for-sale - Included in loans held-for sale at September 30, 2016 and December 31, 2015 are $46.9 million and $73.1 million, respectively, of loans carried at the lower of aggregate cost or fair value. Fair value estimates are based on the actual agreed upon price in the agreement.

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

Loans – Other than certain residential real estate loans accounted for under the fair value option, the fair value of loans is calculated by discounting estimated cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. Cash flows are estimated by applying contractual payment terms to assumed interest rates. The estimate of maturity is based on contractual terms and includes assumptions that reflect our and the industry’s historical experience with repayments for each loan classification. The estimation is modified, as required, by the effect of current economic and lending conditions, collateral, and other factors.

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

Short-term borrowings – The fair value of FHLB advances with remaining maturities of one year or less is estimated by discounting the obligations using the rates currently offered for borrowings of similar remaining maturities. The fair value of the repurchase obligation is considered to be equal to the carrying value because of its short-term nature. The fair value of secured borrowings and other borrowings is equal to the value of the loans they are collateralizing. See “Loans” above for further information. The carrying amount of the obligation for cash collateral held is considered to be its fair value because of its short-term nature.

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

Financial Instruments
(Amounts in thousands)

	As of September 30, 2016
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$166,607	$166,607	$166,607	$—	$—
Federal funds sold and interest-bearing deposits in banks	245,193	245,193	—	245,193	—
Loans held-for-sale	75,438	75,438	—	75,438	—
Securities available-for-sale	1,961,099	1,961,099	477,601	1,483,498	—
Securities held-to-maturity	1,633,235	1,661,724	—	1,661,724	—
FHLB stock	30,213	30,213	—	30,213	—
Loans, net of allowance for loan losses and unearned fees	14,474,302	14,371,081	—	1,050	14,370,031
Covered assets, net of allowance for covered loan losses	19,010	23,714	—	—	23,714
Accrued interest receivable	48,512	48,512	—	—	48,512
Investment in BOLI	57,750	57,750	—	—	57,750
Derivative assets	62,094	62,094	—	60,990	1,104
Community reinvestment investments	5,895	7,007	—	7,007	—
Financial Liabilities:
Deposits	$15,488,854	$15,498,385	$—	$12,873,078	$2,625,307
Short-term borrowings	1,233,318	1,230,548	—	1,227,232	3,316
Long-term debt	338,286	316,935	198,973	53,803	64,159
Accrued interest payable	7,953	7,953	—	—	7,953
Derivative liabilities	19,236	19,236	—	19,035	201

Financial Instruments (Continued)
(Amounts in thousands)

	As of December 31, 2015
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$145,147	$145,147	$145,147	$—	$—
Federal funds sold and interest-bearing deposits in banks	238,511	238,511	—	238,511	—
Loans held-for-sale	108,798	108,798	—	108,798	—
Securities available-for-sale	1,765,366	1,765,366	321,651	1,443,085	630
Securities held-to-maturity	1,355,283	1,351,241	—	1,351,241	—
FHLB stock	26,613	26,613	—	26,613	—
Loans, net of allowance for loan losses and unearned fees	13,105,739	12,929,340	—	—	12,929,340
Covered assets, net of allowance for covered loan losses	21,242	26,758	—	—	26,758
Accrued interest receivable	45,482	45,482	—	—	45,482
Investment in BOLI	56,653	56,653	—	—	56,653
Derivative assets	40,615	40,615	—	39,795	820
Community reinvestment investments	15,602	15,812	—	15,812	—
Financial Liabilities:
Deposits	$14,345,592	$14,348,272	$—	$12,155,516	$2,192,756
Short-term borrowings	372,467	372,451	—	370,244	2,207
Long-term debt	688,215	669,210	207,750	398,146	63,314
Accrued interest payable	7,080	7,080	—	—	7,080
Derivative liabilities	18,229	18,229	—	18,046	183

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

Operating Segments Performance
(Amounts in thousands)

	Banking		Asset Management		Holding Company and Other Adjustments		Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015
Three Months Ended September 30
Net interest income (expense)	$150,147	$135,733	$1,027	$1,142	$(5,664)	$(5,666)	$145,510	$131,209
Provision for loan and covered loan losses	15,691	4,197	—	—	—	—	15,691	4,197
Non-interest income	32,005	26,311	5,590	4,462	19	16	37,614	30,789
Non-interest expense	84,734	78,274	4,459	4,063	2,727	2,838	91,920	85,175
Income (loss) before taxes	81,727	79,573	2,158	1,541	(8,372)	(8,488)	75,513	72,626
Income tax provision (benefit)	28,965	29,806	832	599	(3,176)	(3,047)	26,621	27,358
Net income (loss)	$52,762	$49,767	$1,326	$942	$(5,196)	$(5,441)	$48,892	$45,268
Nine Months Ended September 30
Net interest income (expense)	$440,891	$391,352	$3,374	$3,145	$(17,220)	$(16,673)	$427,045	$377,824
Provision for loan and covered loan losses	27,662	11,959	—	—	—	—	27,662	11,959
Non-interest income	92,439	83,722	15,853	13,596	54	46	108,346	97,364
Non-interest expense	248,152	228,965	13,495	12,888	14,982	8,364	276,629	250,217
Income (loss) before taxes	257,516	234,150	5,732	3,853	(32,148)	(24,991)	231,100	213,012
Income tax provision (benefit)	92,348	87,694	2,211	1,497	(12,268)	(9,353)	82,291	79,838
Net income (loss)	$165,168	$146,456	$3,521	$2,356	$(19,880)	$(15,638)	$148,809	$133,174

	Banking		Holding Company and Other Adjustments(1)		Consolidated
	9/30/2016	12/31/2015	9/30/2016	12/31/2015	9/30/2016	12/31/2015
Selected Balances
Assets	$16,980,439	$15,314,801	$2,125,121	$1,938,047	$19,105,560	$17,252,848
Total loans	14,654,570	13,266,475	—	—	14,654,570	13,266,475
Deposits	15,539,208	14,407,127	(50,354)	(61,535)	15,488,854	14,345,592

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

19. VARIABLE INTEREST ENTITIES

The Company is required to consolidate VIEs in which it has a controlling financial interest. The following table summarizes the carrying amounts of the consolidated VIEs’ assets included in the Company’s statements of financial condition as adjusted for intercompany eliminations at September 30, 2016. At December 31, 2015, the Company did not have any VIEs that were consolidated in our financial statements.

Consolidated VIEs
(Amounts in thousands)

September 30, 2016
Assets:
Loans	$8,749
Accrued interest receivable	23
Total assets	$8,772

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

The table below presents our interests in VIEs that are not consolidated in our financial statements at September 30, 2016, and December 31, 2015.

Nonconsolidated VIEs
(Amounts in thousands)

	September 30, 2016		December 31, 2015
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances (1)	$167,640	$—	$169,788	$—
Community reinvestment investments and loans (2)	43,733	53,882	41,020	44,191
Restructured loans to commercial clients (2):
Outstanding loan balance	97,550	111,976	47,178	56,854
Related derivative asset	96	96	81	81
Warrants	15	15	—	—
Total	$309,034	$165,969	$258,067	$101,126

(1)	Net of deferred financing costs of $2.1 million and $2.2 million at September 30, 2016 and December 31, 2015 respectively.

(2)	Excludes personal loans and loans to non-for-profit entities.

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

CRA investments and loans – We hold certain investments and loans that make investments to further our CRA initiatives. CRA investments are included within other assets and CRA loans are included within loans in our consolidated statements of financial condition. Certain of these investments and loans meet the definition of a VIE, but the Company is not the primary beneficiary as we are a limited investor and do not have the power to direct their investment activities. Accordingly, we will continue to account for our interests in these investments and loans on an unconsolidated basis. Our maximum exposure to loss is limited to the carrying amount plus additional required future capital contributions.

A portion of our CRA investments are investments in limited liability entities that invest in affordable housing projects that qualify for low-income housing tax credits. These investments entitle the Company to tax credits through 2028. Any new investments in qualified affordable housing projects entered into on or after January 1, 2014, that meet certain conditions are accounted for using the proportional amortization method. Prior to January 1, 2014, the Company accounted for all of its investments in qualified affordable housing projects using the effective yield method and has elected to continue accounting for preexisting tax credit investments using the effective yield method as permitted under the accounting standards.

The carrying value of the Company’s tax credit investments in affordable housing projects totaled $35.6 million at September 30, 2016 and $27.0 million at December 31, 2015. Commitments to provide future capital contributions totaling $29.7 million as of September 30, 2016, are expected to be paid through 2031. These investments are reviewed periodically for impairment. No impairment losses were recorded for the nine months ended September 30, 2016 and 2015. The following table summarizes the impact on the consolidated statement of income for the periods presented.

Affordable Housing Tax Credit Investments
(Amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Tax credits	$1,208	$470
Tax benefits from operating losses	524	175
Amortization of principal investment	$1,378	$481

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. (“PrivateBancorp,” the “Company,” we, our or us), is a Delaware corporation and bank holding company headquartered in Chicago, Illinois. The PrivateBank and Trust Company (the “Bank” or “PrivateBank”), our bank subsidiary, provides customized business and personal financial services to middle market companies, as well as business owners, executives, entrepreneurs and families in all the markets and communities we serve. As of September 30, 2016, we had 34 offices located in 12 states, including 22 full-service banking branches in four states. Our full-service bank branches are located principally in the greater Chicago metropolitan area, with additional branches in the St. Louis, Milwaukee and Detroit metropolitan areas. We have non-depository commercial banking offices strategically located in major commercial centers to further our reach with our core client base of middle market companies.

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

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Results of operations for the nine months ended September 30, 2016, are not necessarily indicative of results to be expected for the year ending December 31, 2016. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a fully diluted basis.

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

RECENT DEVELOPMENTS

On June 29, 2016, the Company entered into a definitive merger agreement with Canadian Imperial Bank of Commerce (“CIBC”), a Canadian chartered bank, and CIBC Holdco Inc. (“Holdco”), a Delaware corporation and a direct, wholly owned subsidiary of CIBC, pursuant to which the Company will merge with and into Holdco, with Holdco surviving the merger. Following the merger, the Bank will be headquartered in Chicago, Illinois, retain its Illinois state banking charter and be an indirect, wholly owned subsidiary of CIBC. The transaction is expected to close by the end of the first quarter 2017, pending regulatory and stockholder approval and other customary closing conditions. The Company’s special meeting of stockholders is scheduled for December 8, 2016.

OVERVIEW OF RECENT FINANCIAL RESULTS

For the third quarter 2016, we reported net income available to common stockholders of $48.9 million, increasing $3.6 million, or 8%, from third quarter 2015. Compared to second quarter 2016, net income available to common stockholders declined $1.5 million, or 3%, from second quarter 2016. Diluted earnings per share were $0.60, an increase of 5% compared to $0.57 per diluted share in third quarter 2015. For the third quarter 2016, our annualized return on average assets was 1.04% and our annualized return on average common equity was 10.40%, compared with 1.09% and 11.05%, respectively, in the year ago quarter.

For the nine months ended September 30, 2016, we reported net income available to common stockholders of $148.8 million, increasing $15.6 million, or 12%, from the nine months ended September 30, 2015. Diluted earnings per share were $1.84 for the nine months ended September 30, 2016, an increase of 10% compared to $1.67 per diluted share for the nine months ended September 30, 2015. Results for the current year-to-date included $6.4 million of costs related to the pending CIBC transaction, which reduce earnings per share by $0.05 on an after-tax basis. Annualized return on average assets was 1.11% and our annualized return on average common equity was 10.99% for the nine months ended September 30, 2016, compared with prior year ratios of 1.10% and 11.31%, respectively.

Net interest income for third quarter 2016 increased $14.3 million compared to third quarter 2015, reflecting higher interest income from $2.0 billion of growth in average interest-earning assets and the impact from a rise in short-term rates. Net interest margin was 3.18% for third quarter 2016, declining five basis points from third quarter 2015, primarily related to higher funding costs while yields on interest-earning assets remained stable on a comparative basis.

Non-interest income for third quarter 2016 increased $6.8 million from the prior year quarter with all major fee categories, excluding loan, letter of credit and commitment fees, contributing to the current quarter increase. As a result of the growth in net interest income and non-interest income, net revenue increased $21.2 million, or 13%, to $184.3 million, from $163.1 million for third quarter 2015. Non-interest expense increased 8% from the prior year quarter, primarily due to higher salary and employee benefits expense and technology costs.

Growth in earning assets continued to benefit operating profit, which increased $14.5 million from $78.0 million for third quarter 2015 to $92.4 million for third quarter 2016. The efficiency ratio was 49.9% for third quarter 2016, compared to 52.2% for third quarter 2015.

Total loans grew $1.4 billion, or 10%, from year end 2015 to $14.7 billion at September 30, 2016, and increased $1.6 billion, or 12%, from September 30, 2015, driven primarily by growth in commercial and industrial loans. Total commercial loans and commercial real estate (“CRE”) loans comprised 65% and 26% of total loans, respectively, at September 30, 2016, largely comparable with year end 2015 and September 30, 2015.

The provision for loan losses, excluding covered assets, increased to $15.9 million in third quarter 2016 from $4.2 million for third quarter 2015. While asset quality remained strong, the provision was higher following several quarters of historically low credit costs. The increase in the general reserve reflected strong loan growth and some credit migration. At September 30, 2016, nonperforming loans increased to $87.4 million, compared to $53.7 million at December 31, 2015. Higher nonperforming loan levels at September 30, 2016 included inflows from two related loan relationships totaling $21.8 million. Nonperforming assets to total assets were 0.52% at September 30, 2016, compared to 0.35% at December 31, 2015. Nonperforming loans to total loans were 0.60% at September 30, 2016, compared to 0.41% at December 31, 2015. At September 30, 2016, our allowance for loan losses as a percentage of total loans was 1.23%, compared to 1.21% at December 31, 2015. Net charge-offs totaled $4.2 million in third quarter 2016, elevated compared to net recoveries of $1.6 million in third quarter 2015, largely related to a single relationship that was identified during the current quarter.

Total deposits of $15.5 billion at September 30, 2016, increased $1.1 billion, or 8%, from year end 2015, and increased $1.6 billion, or 11% from September 30, 2015. Noninterest-bearing deposits grew $501.8 million from December 31, 2015 and $788.7 million from a year ago. Our deposit base is predominately comprised of commercial client balances, which will fluctuate from time to time based on our clients’ business and liquidity needs. Deposit funding was supplemented by an increase in traditional brokered deposits and short-term borrowings from year end 2015. The loan-to-deposit ratio was 95% at September 30, 2016 compared to 92% at December 31, 2015.

Please refer to the remaining sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for greater discussion of the various components of our third quarter 2016 performance, statement of financial condition and liquidity.

RESULTS OF OPERATIONS

The following table presents selected quarterly financial data highlighting our operating performance trends over the past five quarters.

Table 1
Consolidated Financial Highlights
(Dollars in thousands, except per share data)

	As of and for the Three Months Ended
	2016			2015
	September 30	June 30	March 31	December 31	September 30
Selected Operating Statistics
Net income	$48,892	$50,365	$49,552	$52,137	$45,268
Effective tax rate	35.3%	36.5%	35.0%	37.5%	37.7%
Net interest income	$145,510	$142,017	$139,518	$136,591	$131,209
Fee revenue (1)	37,614	36,550	33,071	32,619	30,529
Net revenue (2)	184,331	180,341	174,337	170,445	163,134
Operating profit (2)	92,411	86,125	83,844	87,425	77,959
Provision for loan losses (3)	15,875	5,570	6,436	2,917	4,203
Per Share Data
Basic earnings per share	$0.61	$0.63	$0.63	$0.66	$0.58
Diluted earnings per share	0.60	0.62	0.62	0.65	0.57
Tangible book value at period end (2)(4)	$22.43	$21.83	$21.07	$20.25	$19.65
Dividend payout ratio	1.64%	1.59%	1.60%	1.52%	1.72%
Performance Ratios
Return on average common equity	10.40%	11.20%	11.40%	12.29%	11.05%
Return on average assets	1.04%	1.14%	1.15%	1.21%	1.09%
Return on average tangible common equity (2)	11.04%	11.91%	12.16%	13.13%	11.85%
Net interest margin (2)	3.18%	3.28%	3.30%	3.25%	3.23%
Efficiency ratio (2)(5)	49.87%	52.24%	51.91%	48.71%	52.21%
Credit Quality (3)
Total nonperforming loans to total loans	0.60%	0.47%	0.44%	0.41%	0.34%
Total nonperforming assets to total assets	0.52%	0.44%	0.42%	0.35%	0.34%
Allowance for loan losses to total loans	1.23%	1.20%	1.23%	1.21%	1.25%
Balance Sheet Highlights
Total assets	$19,105,560	$18,169,191	$17,667,372	$17,252,848	$16,888,008
Average interest-earning assets	18,084,391	17,285,351	16,865,659	16,631,958	16,050,598
Loans (3)	14,654,570	14,035,808	13,457,665	13,266,475	13,079,314
Allowance for loan losses (3)	(180,268)	(168,615)	(165,356)	(160,736)	(162,868)
Deposits	15,488,854	14,557,394	14,464,869	14,345,592	13,897,739
Noninterest-bearing demand deposits	4,857,470	4,511,893	4,338,177	4,355,700	4,068,816
Loans to deposits (3)	94.61%	96.42%	93.04%	92.48%	94.11%

	As of
	2016		2015
	September 30	June 30	March 31	December 31	September 30
Capital Ratios
Total risk-based capital	12.41%	12.42%	12.56%	12.37%	12.28%
Tier 1 risk-based capital	10.64%	10.66%	10.76%	10.56%	10.39%
Tier 1 leverage ratio	10.43%	10.56%	10.50%	10.35%	10.35%
Common equity Tier 1 ratio	9.71%	9.70%	9.76%	9.54%	9.35%
Tangible common equity to tangible assets (2)(6)	9.40%	9.60%	9.51%	9.34%	9.23%

(1)	Computed as total non-interest income less net securities gains (losses).

(2)	This is a non-U.S. GAAP financial measure. Refer to Table 24 for a reconciliation of non-U.S. GAAP measures to comparable U.S. GAAP measures.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

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

Table 2 and Table 3 summarize the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the quarters and nine months ended September 30, 2016 and 2015. Table 2 also presents the trend in net interest margin on a quarterly basis for 2016 and 2015, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, Table 2 and Table 3 detail variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicate the extent to which such variances are attributable to volume versus yield/rate changes.

Three months ended September 30, 2016 compared to three month ended September 30, 2015

Table 2
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Three Months Ended September 30,						Attribution of Change in Net Interest Income (1)
	2016			2015
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$302,245	$380	0.49%	$270,278	$168	0.24%	$22	$190	$212
Securities:
Taxable	2,932,624	15,283	2.08%	2,440,779	13,599	2.23%	2,606	(922)	1,684
Tax-exempt (3)	454,041	3,529	3.11%	424,003	3,313	3.13%	233	(17)	216
Total securities	3,386,665	18,812	2.22%	2,864,782	16,912	2.36%	2,839	(939)	1,900
FHLB stock	20,901	139	2.62%	25,907	69	1.04%	(15)	85	70
Loans, excluding covered assets:
Commercial	9,205,527	99,579	4.23%	8,561,067	92,139	4.21%	6,969	471	7,440
Commercial real estate	3,671,508	35,850	3.82%	3,108,679	29,039	3.66%	5,448	1,363	6,811
Construction	632,790	6,119	3.78%	442,331	4,493	3.97%	1,851	(225)	1,626
Residential	540,848	4,727	3.50%	446,783	3,959	3.54%	823	(55)	768
Personal and home equity	299,705	2,331	3.09%	301,449	2,237	2.94%	(13)	107	94
Total loans, excluding covered assets(4)	14,350,378	148,606	4.06%	12,860,309	131,867	4.02%	15,078	1,661	16,739
Covered assets (5)	24,202	153	2.51%	29,322	239	3.23%	(38)	(48)	(86)
Total interest-earning assets (3)	18,084,391	$168,090	3.65%	16,050,598	$149,255	3.65%	$17,886	$949	$18,835
Cash and due from banks	186,205			172,742
Allowance for loan and covered loan losses	(178,602)			(167,173)
Other assets	540,458			486,158
Total assets	$18,632,452			$16,542,325
Liabilities and Equity:
Interest-bearing demand deposits	$1,725,404	$1,429	0.33%	$1,411,434	$937	0.26%	$233	$259	$492
Savings deposits	392,485	480	0.49%	342,568	370	0.43%	58	52	110
Money market accounts	5,946,692	6,565	0.44%	5,829,378	4,749	0.32%	98	1,718	1,816
Time deposits	2,385,720	6,764	1.12%	2,302,743	5,782	1.00%	258	724	982
Total interest-bearing deposits	10,450,301	15,238	0.58%	9,886,123	11,838	0.48%	647	2,753	3,400
Short-term borrowings	1,018,856	1,070	0.41%	143,436	24	0.07%	559	487	1,046
Long-term debt	338,274	5,065	5.96%	694,788	5,048	2.89%	(3,486)	3,503	17
Total interest-bearing liabilities	11,807,431	21,373	0.72%	10,724,347	16,910	0.63%	(2,280)	6,743	4,463
Noninterest-bearing demand deposits	4,717,556			4,039,259
Other liabilities	237,356			152,737
Equity	1,870,109			1,625,982
Total liabilities and equity	$18,632,452			$16,542,325
Net interest spread (3)			2.93%			3.02%
Contribution of noninterest-bearing sources of funds			0.25%			0.21%
Net interest income/margin (3)		$146,717	3.18%		$132,345	3.23%	$20,166	$(5,794)	$14,372
Less: tax equivalent adjustment		1,207			1,136
Net interest income, as reported		$145,510			$131,209
(footnotes on following page)

Table 2
Net Interest Income and Margin Analysis (Continued)
(Dollars in thousands)

	Quarterly Net Interest Margin Trend
	2016			2015
	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	3.65%	3.74%	3.74%	3.67%	3.65%	3.60%	3.65%
Cost of interest-bearing liabilities	0.72%	0.70%	0.68%	0.64%	0.63%	0.62%	0.63%
Net interest spread (3)	2.93%	3.04%	3.06%	3.03%	3.02%	2.98%	3.02%
Contribution of noninterest-bearing sources of funds	0.25%	0.24%	0.24%	0.22%	0.21%	0.19%	0.19%
Net interest margin (3)	3.18%	3.28%	3.30%	3.25%	3.23%	3.17%	3.21%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $6.2 million and $8.0 million in net loan fees for the quarters ended September 30, 2016 and 2015, respectively.

(3)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. This is a non-U.S. GAAP measure. Refer to Table 24, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

(4)
Includes loans held-for-sale and nonaccrual loans. Average loans on a nonaccrual basis for the recognition of interest income totaled $79.8 million and $49.3 million for the quarters ended September 30, 2016 and 2015, respectively. Interest foregone on impaired loans was estimated to be approximately $841,000 and $481,000 for the quarters ended September 30, 2016 and 2015, respectively, calculated based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section below entitled “Covered Assets” for a detailed discussion.

Net interest income on a tax-equivalent basis increased by $14.4 million, or 11%, to $146.7 million for third quarter 2016, compared to $132.3 million for third quarter 2015. Interest income increased by $18.8 million from the prior year quarter, largely driven by average loan growth, which contributed $15.1 million to interest income on a comparative basis. Securities interest income increased $1.9 million from third quarter 2015, primarily due to growth in the portfolio, while security yields continued to compress in the low rate environment. Interest expense increased by $4.5 million, largely related to $3.4 million in higher deposit costs, reflecting deposits indexed to a higher Fed funds effective rate and higher rates paid on certain money market accounts. Interest expense on short-term borrowings increased by $1.0 million from the third quarter 2015, primarily reflecting higher average overnight FHLB advances as compared to the prior year quarter.

Average interest-earning assets growth of $2.0 billion from the prior year period was primarily driven by higher average loan balances of $1.5 billion, with $644.5 million of the growth related to the commercial loan portfolio and $562.8 million of the growth related to the CRE portfolio. In addition, average securities balances increased by $521.9 million from third quarter 2015. Average interest-bearing liabilities grew $1.1 billion from the prior year period, reflecting growth in average deposits, which increased $564.2 million compared to third quarter 2015, as well as an increased use of short-term FHLB advances and, to a lesser extent, repurchase agreements during the current quarter.

Net interest margin was 3.18% for third quarter 2016, declining five basis points from the third quarter 2015. Yields on interest-earning assets remained stable compared to the prior year. Overall loan yields increased by four basis points from the third quarter 2015, as improvements related to higher short-term rates on our largely variable rate portfolio were partially offset by continued pricing reductions resulting from the competitive environment and a lower contribution from loan fees and hedging. Our overall loan yields continue to be aided by our hedging program, although at a reduced level as compared to the third quarter 2015 due to higher short-term rates and a decline in the notional value of the active hedge program. Compared to the third quarter 2015, loan fees declined $1.8 million, or seven basis points, reflecting a $1.2 million prepayment fee included in prior quarter results and lower-than-average loan payoffs during the third quarter 2016, which generally trigger the acceleration of unamortized loan fees. Excluding the impact from loan fees, hedging, and movement in LIBOR, loan yields have continued to compress in the current environment. The yield on our securities portfolio decreased 14 basis points from the prior year comparative period, reflecting accelerated prepayment speeds and reduced yields on securities purchased in the low rate environment.

Our cost of funds for third quarter 2016 increased by nine basis points from third quarter 2015, driven primarily by higher rates paid on deposits. Deposit costs increased by ten basis points from the prior year period, reflecting the repricing of deposits tied to a higher Fed funds effective rate following the mid-December 2015 rate increase, as well as higher rates paid on certain money market accounts. Deposits tied to the Fed funds effective rate totaled $1.6 billion at September 30, 2016. Average noninterest-bearing demand deposits and average equity, our principal sources of noninterest-bearing funds, increased in aggregate by $922.4 million from the comparative period, adding four basis points of value to net interest margin due to higher volume and the increased value of noninterest-bearing liabilities in a higher rate environment.

In the prolonged low interest rate environment, competition remains strong, which has influenced loan pricing and structure. As a result, we have experienced a general decline in our loan yields due to pricing compression on new loans, including within certain of our specialty businesses, and, to a lesser extent, on loan renewals in the current environment. Future loan yields may be impacted by fluctuations in loan fees driven by acceleration of unamortized origination fees upon early payoff or refinancing, and prepayment and other fees received on certain event-driven actions in accordance with the loan agreement, as well as interest income recognized upon recovery of interest on nonaccrual loans. To the extent short-term interest rates continue to rise, the impact on deposit costs for our indexed deposits has greater predictability than our non-indexed deposits. Deposit costs will depend on various factors including client behavior, pricing pressure within the bank marketplace and from non-bank alternatives, the mix of our funding sources, and prices for alternative sources of deposits and funds.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Table 3
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Nine Months Ended September 30,						Attribution of Change in
	2016			2015			Net Interest Income (1)
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$282,486	$1,055	0.49%	$361,076	$674	0.25%	$(173)	$554	$381
Securities:
Taxable	2,802,118	45,651	2.18%	2,400,121	40,696	2.26%	6,600	(1,645)	4,955
Tax-exempt (3)	449,546	10,569	3.13%	385,403	9,080	3.14%	1,508	(19)	1,489
Total securities	3,251,664	56,220	2.31%	2,785,524	49,776	2.38%	8,108	(1,664)	6,444
FHLB stock	24,219	459	2.49%	26,985	180	0.88%	(20)	299	279
Loans, excluding covered assets:
Commercial	8,894,194	292,188	4.32%	8,363,221	265,448	4.19%	17,233	9,507	26,740
Commercial real estate	3,517,571	102,088	3.81%	2,971,554	83,643	3.71%	15,778	2,667	18,445
Construction	603,077	17,777	3.87%	408,077	12,327	3.98%	5,755	(305)	5,450
Residential	516,172	13,623	3.52%	416,499	10,987	3.52%	2,631	5	2,636
Personal and home equity	299,900	6,893	3.07%	321,250	7,176	2.99%	(487)	204	(283)
Total loans, excluding covered assets (4)	13,830,914	432,569	4.11%	12,480,601	379,581	4.01%	40,910	12,078	52,988
Covered assets (5)	24,973	421	2.24%	31,008	874	3.77%	(148)	(305)	(453)
Total interest-earning assets (3)	17,414,256	$490,724	3.71%	15,685,194	$431,085	3.62%	$48,677	$10,962	$59,639
Cash and due from banks	181,443			172,667
Allowance for loan and covered loan losses	(173,665)			(164,213)
Other assets	537,921			489,772
Total assets	$17,959,955			$16,183,420
Liabilities and Equity (6):
Interest-bearing demand deposits	$1,578,296	$3,690	0.31%	$1,454,272	$2,909	0.27%	$262	$519	$781
Savings deposits	394,753	1,422	0.48%	332,820	1,004	0.40%	205	213	418
Money market accounts	5,947,901	18,659	0.42%	5,749,974	13,678	0.32%	486	4,495	4,981
Time deposits	2,265,890	18,503	1.09%	2,432,329	17,151	0.94%	(1,075)	2,428	1,353
Total interest-bearing deposits	10,186,840	42,274	0.55%	9,969,395	34,742	0.47%	(122)	7,655	7,533
Short-term borrowings	683,855	2,295	0.44%	248,679	455	0.24%	1,245	595	1,840
Long-term debt	538,798	15,492	3.82%	498,634	14,948	3.99%	1,171	(627)	544
Total interest-bearing liabilities	11,409,493	60,061	0.70%	10,716,708	50,145	0.62%	2,294	7,623	9,917
Noninterest-bearing demand deposits	4,525,341			3,744,778
Other liabilities	215,950			148,128
Equity	1,809,171			1,573,806
Total liabilities and equity	$17,959,955			$16,183,420
Net interest spread (3)(6)			3.01%			3.00%
Contribution of noninterest-bearing sources of funds			0.24%			0.20%
Net interest income/margin (3)(6)		$430,663	3.25%		$380,940	3.20%	$46,383	$3,339	$49,722
Less: tax equivalent adjustment		3,618			3,116
Net interest income, as reported		$427,045			$377,824
(footnotes on following page)

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $23.1 million and $21.7 million in net loan fees for the nine months ended September 30, 2016 and 2015, respectively.

(3)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. This is a non-U.S. GAAP measure. Refer to Table 26, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

(4)
Includes loans held-for-sale and nonaccrual loans. Average loans on a nonaccrual basis for the recognition of interest income totaled $66.5 million and $60.2 million for the nine months ended September 30, 2016 and 2015, respectively. Interest foregone on impaired loans was estimated to be approximately $2.1 million and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively, calculated based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a FDIC-assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled “Covered Assets” for a detailed discussion.

(6)	Includes deposits held-for-sale.

As shown in Table 3, net interest margin was 3.25% for the nine months ended September 30, 2016, compared to 3.20% for the nine months ended September 30, 2015. Tax-equivalent net interest income increased $49.7 million to $430.7 million for the nine months ended September 30, 2016, from $380.9 million for the prior year period. The year-over-year increase in net interest income reflected the $1.8 billion of growth in average loans and securities, as well as the impact from the mid-December 2015 rate rise, which lifted yields on our largely variable rate loan portfolio and deposit costs tied to the Fed funds effective rate.

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

Table 4
Non-Interest Income Analysis
(Dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Asset management income:
Managed fee income	$5,063	$3,973	27	$14,086	$11,985	18
Custodian fee income	527	489	8	1,768	1,581	12
Total asset management income	5,590	4,462	25	15,854	13,566	17
Mortgage banking	5,060	3,340	51	12,636	11,267	12
Capital markets products	5,448	3,098	76	16,499	12,189	35
Treasury management	8,617	8,010	8	25,093	22,758	10
Loan, letter of credit and commitment fees	5,293	5,670	-7	16,031	15,690	2
Syndication fees	4,721	4,364	8	15,819	12,361	28
Deposit service charges and fees and other income	2,885	1,585	82	5,303	8,740	-39
Subtotal fee income	37,614	30,529	23	107,235	96,571	11
Net securities gains	—	260	-100	1,111	793	40
Total non-interest income	$37,614	$30,789	22	$108,346	$97,364	11

n/m	Not meaningful

Three months ended September 30, 2016 compared to three month ended September 30, 2015

Non-interest income for third quarter 2016 totaled $37.6 million, compared to $30.8 million for third quarter 2015, with increases in all core fee income categories except for loan, letter of credit and commitment fees. Certain income sources, such as mortgage banking, capital markets products and syndication fees, are transactional in nature and are significantly impacted by market forces (e.g., interest rates have a significant impact on mortgage banking volume) and, accordingly, tend to fluctuate and generate uneven income from period to period.

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

For third quarter 2016, asset management fee income increased by $1.1 million, or 25%, compared to third quarter 2015, with the increase primarily attributable to the addition of a single $2.4 billion corporate trust account (shown below in custody assets) in first quarter 2016, growth in personal managed assets, and, to a lesser extent, price adjustments on certain managed asset accounts. The funds in the large corporate trust account have been gradually disbursed or redeployed during second and third quarter, and we expect this to continue over the next several quarters, with the account fully disbursed or redeployed by the end of 2017. Accordingly, the contribution to our asset management fee income from this account each quarter is declining and is expected to continue declining. Aggregate AUMA at September 30, 2016 increased by $2.9 billion from September 30, 2015 and $2.8 billion from December 31, 2015, largely attributable to the previously mentioned sizeable corporate trust account, a $1.0 billion single corporate retirement account added during second quarter 2016, and growth in personal managed assets.

The following table presents the composition of AUMA as of the dates shown.

(Dollars in thousands)	As of			% Change
AUMA	9/30/2016	12/31/2015	9/30/2015	9/30-12/31	9/30-9/30
Personal managed	$2,068,772	$1,872,737	$1,839,829	10	12
Corporate and institutional managed	2,653,264	1,787,187	1,800,522	48	47
Total managed assets	4,722,036	3,659,924	3,640,351	29	30
Custody assets (1)	5,326,757	3,631,149	3,519,364	47	51
Total AUMA	$10,048,793	$7,291,073	$7,159,715	38	40

(1)	September 30, 2016 includes a $1.5 billion corporate trust account for which we do not provide investment management services, but do serve as trustee.

Income from our mortgage banking business, which includes gains on loans sold and certain mortgage related loan fees, grew $1.7 million, or 51%, to $5.1 million in third quarter 2016 compared to $3.3 million for third quarter 2015 due to a higher volume of loans sold during the current quarter compared to the prior year quarter, as well as improved spreads. We sold $145.2 million of mortgage loans in the secondary market, generating gains of $5.1 million in third quarter 2016, compared to $105.3 million of mortgage loans sold, generating gains of $3.3 million, in the prior year quarter. During third quarter 2016, both refinance activity and new home purchases exceeded levels in third quarter 2015.

The following table presents the composition of capital markets income for the past five quarters.

	Three Months Ended
	2016			2015
(Dollars in thousands)	September 30	June 30	March 31	December 31	September 30
Interest rate contracts	$2,718	$4,942	$5,418	$2,866	$2,423
Foreign exchange contracts	1,820	1,943	1,685	2,297	1,902
Risk participation agreements	—	—	—	135	—
Total capital markets income, excluding credit valuation adjustment (“CVA”)	$4,538	$6,885	$7,103	$5,298	$4,325
CVA	910	(1,033)	(1,904)	1,043	(1,227)
Total capital markets income	$5,448	$5,852	$5,199	$6,341	$3,098

Capital markets income was $5.4 million in third quarter 2016, increasing $2.4 million from third quarter 2015, largely attributable to movement in the CVA. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income increased $213,000, or 5%, from third quarter 2015, reflecting higher average deal sizes, longer maturities, and higher spreads for interest rate contracts, offset by somewhat lower revenue in foreign exchange (“FX”) transactions. FX transactions generally provide a more stable source of fee income compared to the transactional nature of interest rate contracts, which are significantly influenced by clients’ views on the extent and timing of future interest rate movements. As shown in the table above, over the past five quarters, fees from interest rate contracts have fluctuated period to period due to both volume and size of transactions.

Treasury management income increased $607,000, or 8%, from third quarter 2015 due to higher volume across our treasury management platforms. The current quarter increase reflects the ongoing success in cross-selling our treasury management services to new commercial clients as we continue to build client relationships, with approximately 76% of our commercial clients using treasury management services at September 30, 2016, as well as some price adjustments on certain services. Cross-sell and implementation of treasury management services may lag the closing of a credit facility by three to six months on average.

Loan, letter of credit, and commitment fees declined $377,000, or 7%, from third quarter 2015, driven by lower standby letter of credit fees, partially offset by higher unused commitment fees. The majority of our unused commitment fees related to revolving facilities, which at September 30, 2016 totaled $10.7 billion, of which $5.7 billion were unused. In comparison, at September 30, 2015, commitments related to revolving facilities totaled $9.5 billion, of which $5.0 billion were unused.

Syndication fees of $4.7 million in third quarter 2016 were up $357,000, or 8%, from third quarter 2015. During third quarter 2016, we were the lead or co-lead in 24 syndicated loan transactions, totaling $593.4 million in commitments, of which we retained $272.2 million in commitments. In the prior year period, we were the lead or co-lead in 26 syndicated loan transactions, totaling $725.0 million in commitments, while retaining $292.4 million in commitments. Syndication fees per transaction typically vary depending on, among other factors, market conditions and the size and structure of the transaction, so the aggregate level of syndication fees earned by us in a given period is not entirely correlated with our volume of syndications and our syndication fees can be expected to fluctuate from quarter to quarter. While we generally expect increased syndication opportunities as we grow our loan portfolio and client relationships, our volume of syndication transactions depends on a number of factors, including portfolio management decisions, the mix of loans originated, and liquidity and demand by other institutions for syndicated loans. We believe that a number of macroeconomic conditions, such as declining commodity prices and uncertainty about economic growth, and regulatory developments, such as enhanced regulatory focus on leveraged lending and CRE concentrations, have impacted market demand for syndicated loans, which could reduce our level of syndication fees in future periods.

Deposit service charges and fees and other income increased $1.3 million from third quarter 2015, largely attributable to a gain on the sale of a problem loan.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Non-interest income for the nine months ended September 30, 2016, totaled $108.3 million, increasing $11.0 million, or 11%, compared to $97.4 million in the nine months ended September 30, 2015. We experienced increases in all categories of non-interest income, except for deposit service charges and fees and other income during the nine months ended September 30, 2016. Other income for the first nine months of 2015 included a $4.1 million gain on the sale of our Georgia branch that was completed during first quarter 2015.

Asset management fee income increased 17% to $15.9 million for the first nine months of 2016 compared to the previous year period. The increase was primarily attributable to the addition of a single $2.4 billion corporate trust account in first quarter 2016, growth in personal managed assets of 12% from September 30, 2015, and, to a lesser extent, price adjustments on certain managed asset accounts.

Income from our mortgage banking business increased 12% to $12.6 million in the first nine months of 2016, compared to $11.3 million in the previous year period. The increase resulted from higher spreads on loans sold as volumes were comparable to the year ago period and higher level of origination fees. We sold $377.9 million of mortgage loans in the secondary market, generating gains of $12.6 million for the nine months ended September 30, 2016, compared to $378.3 million of mortgage loans sold, generating gains of $11.3 million, for the prior year period.

Capital markets income increased $4.3 million from the prior year period to $16.5 million for the current nine months. The current nine months included a negative CVA of $2.0 million compared to a negative CVA of $1.4 million in 2015. Exclusive of CVA adjustments, year-over-year capital markets income was $18.5 million in the current period compared to $13.6 million in the prior year period, an increase of $4.9 million, or 36%. The increase in income is due to higher average deal sizes, longer maturities, and higher spreads for interest rate contracts, offset by somewhat lower revenue in FX transactions as a result of tighter spreads.

Treasury management income increased $2.3 million, or 10%, compared to the nine months ended September 30, 2015. The increase reflected ongoing success in cross-selling treasury management services to our commercial clients.

Loan, letter of credit, and commitment fees increased $341,000, or 2%, from the nine months ended September 30, 2015, primarily related to higher levels of unused commitment fees and loan fees, somewhat offset by lower standby letter of credit fees compared to the prior year period.

Syndication fees increased $3.5 million, or 28%, from the nine months ended September 30, 2015. The first nine months of 2016 included a single transaction which contributed $1.9 million of revenue. In the current year-to-date period, we have experienced higher volume from ongoing opportunities as we grow our loan portfolio and client relationships compared to the prior year comparative period.

Non-interest Expense

Table 5
Non-Interest Expense Analysis
(Dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Compensation expense:
Salaries and wages	$30,923	$28,143	10	$90,221	$82,605	9
Share-based costs	4,728	4,509	5	15,703	13,968	12
Incentive compensation and commissions	15,604	13,308	17	44,793	37,461	20
Payroll taxes, insurance and retirement costs	4,634	4,059	14	18,837	18,366	3
Total compensation expense	55,889	50,019	12	169,554	152,400	11
Net occupancy and equipment expense	7,099	7,098	—	21,326	21,087	1
Technology and related costs	6,282	4,665	35	17,062	13,540	26
Marketing	4,587	3,682	25	12,916	11,926	8
Professional services	2,865	3,679	-22	15,349	8,574	79
Outsourced servicing costs	1,379	1,786	-23	5,271	5,500	-4
Net foreclosed property expense	965	1,080	-11	1,891	2,993	-37
Postage, telephone, and delivery	818	857	-5	2,603	2,618	-1
Insurance	3,931	3,667	7	11,730	10,328	14
Loan and collection:
Loan origination and servicing expense	1,716	1,522	13	4,679	4,755	-2
Loan remediation expense	256	802	-68	842	2,047	-59
Total loan and collection expense	1,972	2,324	-15	5,521	6,802	-19
Other operating expense:
Supplies and printing	163	129	26	378	471	-20
Subscriptions and dues	430	355	21	1,314	986	33
Education and training	282	256	10	839	901	-7
Internal travel and entertainment	695	526	32	1,710	1,324	29
Investment manager expense	569	649	-12	1,664	1,959	-15
Bank charges	316	338	-7	953	934	2
Intangibles amortization	540	578	-7	1,621	1,877	-14
Provision for unfunded commitments	1,918	2,048	-6	3,888	2,931	33
Other expenses	1,220	1,439	-15	1,039	3,066	-66
Total other operating expenses	6,133	6,318	-3	13,406	14,449	-7
Total non-interest expense	$91,920	$85,175	8	$276,629	$250,217	11
Full-time equivalent (“FTE”) employees at period end	1,292	1,224	6
Operating efficiency ratios:
Non-interest expense to average assets	1.96%	2.04%		2.06%	2.07%
Net overhead ratio (1)	1.16%	1.30%		1.25%	1.26%
Efficiency ratio (2)	49.87%	52.21%		51.32%	52.31%
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(1)	Computed as non-interest expense, less non-interest income, annualized, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax-equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 24, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Non-interest expense increased by $6.7 million, or 8%, compared to third quarter 2015. Higher compensation expense largely contributed to the current quarter increase compared to the prior year period.

Compensation expense, which is comprised of salary and wages, share-based costs, incentive compensation and payroll taxes, insurance and retirement costs, increased $5.9 million, or 12%, from third quarter 2015. Salary and wages were up $2.8 million, or 10%, primarily due to a larger employee base compared to levels at September 30, 2015, as well as annual compensation and promotion adjustments. Incentive compensation increased by $2.3 million, or 17%, compared to the prior year period, reflecting improved performance resulting in higher incentive compensation plan expense and mortgage banking commissions. Payroll taxes, insurance and retirement costs were up $575,000, reflecting higher medical insurance expense as a result of a higher level of claims during the quarter compared to the prior year quarter.

Marketing expense increased $905,000, or 25%, reflecting higher costs associated with sponsorships and contributions on a comparative basis, which were somewhat offset by lower advertising costs as a result of the timing of various advertising campaigns compared to the prior year period.

Professional services expense, which includes fees paid for legal services in connection with corporate activities, accounting, and consulting services, declined $814,000, or 22%, from third quarter 2015, primarily due to lower consulting services costs in the current quarter, as the prior year quarter included additional consulting services related to investments in operational and technology enhancements.

Loan and collection expense, which consists of certain non-reimbursable costs associated with loan origination and servicing, as well as loan remediation costs for problem and nonperforming loans, declined $352,000 from third quarter 2015, as the prior year quarter included higher loan remediation costs related to a single problem loan resolution.

Our efficiency ratio was 49.9% for third quarter 2016, compared to 52.2% for third quarter 2015. Further meaningful improvement in the efficiency ratio will likely depend on a rise in short-term interest rates, which we expect would cause an increase in our net interest income without a corresponding increase to our non-interest expenses.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Non-interest expense increased $26.4 million for the nine months ended September 30, 2016, compared to the prior year period, primarily related to increases in compensation and professional services expense. Included in the nine months ended September 30, 2016 were $6.4 million of transaction-related expenses associated with the proposed transaction with CIBC that were largely reflected in professional services expense.

Compensation expense increased overall by $17.2 million, or 11%, from the prior year period due to additional staff, annual compensation adjustments and increased incentive compensation accruals. Salary and wages were up $7.6 million, or 9%, primarily due to a higher FTE base, as well as annual compensation adjustments. Share-based costs increased $1.7 million, or 12%, attributable to a higher volume of awards granted during first quarter 2016 that met a shortened expense recognition period related to certain retirement provisions and a higher level of annual awards granted. Incentive compensation and commissions increased $7.3 million, or 20%, from the prior period reflecting improved performance resulting in higher incentive compensation and commissions on a higher FTE basis.

Professional services expense, which includes fees paid for legal services in connection with corporate activities, accounting, and consulting services, increased $6.8 million from the nine months ended September 30, 2015, as second quarter 2016 results included $6.4 million of transaction-related costs.

Net foreclosed property expenses declined $1.1 million, or 37%, compared to the prior year period. The decline in net foreclosed property expenses primarily related to an $882,000 in reduction in OREO valuation write-downs compared to the prior year period.

Insurance costs increased $1.4 million, or 14%, for the nine months ended September 30, 2016 compared to the prior year period. Higher insurance costs primarily related to larger FDIC deposit insurance premiums in 2016, reflecting overall asset growth and, to a lesser extent, an increase in the rate paid due to changes to the overall composition of our balance sheet.

Loan and collection expense decreased $1.3 million, or 19%, for the nine months ended September 30, 2016 compared to the prior year period, which included higher loan remediation costs related to problem loan resolution on two specific credits.

Other operating expenses declined $1.0 million, or 7%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Lower other operating expenses was largely due to a decline in various miscellaneous other expenses, including a $2.3 million decrease in CRA investments expense, which was somewhat offset by an increase in the provision for unfunded commitments of $957,000 compared to the prior year period.

Income Taxes

Our provision for income taxes includes federal, state and local income tax expense. For the quarter ended September 30, 2016, we recorded an income tax provision of $26.6 million on pre-tax income of $75.5 million (equal to a 35.3% effective tax rate) compared to an income tax provision of $27.4 million on pre-tax income of $72.6 million for the three months ended September 30, 2015 (equal to a 37.7% effective tax rate).

For the nine months ended September 30, 2016, income tax expense totaled $82.3 million on pre-tax income of $231.1 million (equal to a 35.6% effective tax rate) compared to an income tax provision of $79.8 million on pre-tax income of $213.0 million (equal to a 37.5% effective tax rate) for the nine months ended September 30, 2015. The lower tax rate in 2016 is attributable to tax benefits from the adoption of a new accounting standard related to the accounting for income taxes associated with share-based compensation and additional new market tax credits.

Net deferred tax assets totaled $103.3 million at September 30, 2016. We have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded during the quarter. This conclusion was based in part on the fact that the Company had cumulative book income for financial statement purposes at September 30, 2016, measured on a trailing three-year basis. In addition, we considered the Company’s recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

Operating Segments Results

We have three primary operating segments: Banking, Asset Management, and Holding Company Activities.

Banking

The Banking operating segment is comprised of commercial and personal banking services. Commercial banking services are primarily provided to corporations and other business clients and include a wide array of lending and cash management products. Personal banking services offered to individuals, professionals, and entrepreneurs include direct lending and depository services.

Our Banking segment is the Company’s most significant segment, representing 89% of consolidated total assets and generating nearly all of our net income. The profitability of our Banking segment is dependent on net interest income, provision for loan and covered loan losses, non-interest income (exclusive of asset management fees), and non-interest expense (exclusive of such expenses attributable to our asset management business). The net income for the Banking segment for third quarter 2016 was $52.8 million, an increase of $3.0 million from net income of $49.8 million for the prior year period. The increase in net income for the Banking segment was primarily due to a $14.4 million increase in net interest income resulting from $1.4 billion, or 11%, in average loan growth since the prior year period coupled with higher short-term rates. The provision for loan losses was up $11.5 million from the third quarter 2015, reflecting loan growth and some credit migration. Non-interest expense for the Banking segment increased by $6.5 million from the prior year period, largely due to higher salaries and benefits expense, driven by an increase in staffing, annual salary and promotional adjustments, as well as higher performance-based incentive compensation costs.

Total loans for the Banking segment increased $1.4 billion to $14.7 billion at September 30, 2016, from $13.3 billion at December 31, 2015. Total deposits were $15.5 billion and $14.4 billion at September 30, 2016 and December 31, 2015, respectively.

Asset Management

The Asset Management segment includes certain activities of our Private Wealth group, including investment management, personal trust and estate administration, custodial and escrow services, retirement account administration, and brokerage services. The private banking activities of our Private Wealth group are included with the Banking segment.

Net income from Asset Management increased to $1.3 million for third quarter 2016 from $942,000 for the prior year period, reflecting the benefit of adding a new $2.4 billion corporate trust account during first quarter 2016, growth in personal managed assets, and, to a lesser extent, price adjustments on certain managed asset accounts. AUMA totaled $10.0 billion at September 30,

2016, compared to $7.2 billion at September 30, 2015, primarily reflecting the sizeable corporate trust addition noted above, $1.0 billion added from a single corporate retirement account, and growth in personal managed assets.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in the Bank. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of compensation expense allocated to the Holding Company and professional fees. For the third quarter 2016, the net loss for the Holding Company Activities segment was $5.2 million, compared to a net loss of $5.4 million for the third quarter 2015. The Holding Company had $50.4 million in cash at September 30, 2016, compared to $61.5 million at December 31, 2015.

Additional information about our operating segments are also discussed in Note 18 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

FINANCIAL CONDITION

Total assets were $19.1 billion at September 30, 2016, an 11% increase in total assets from $17.3 billion at December 31, 2015. Total loans were $14.7 billion at September 30, 2016, compared to $13.3 billion at December 31, 2015. Our total deposits increased to $15.5 billion at September 30, 2016 from $14.3 billion at December 31, 2015. Total stockholders’ equity increased 11% from $1.7 billion at December 31, 2015 to $1.9 billion at September 30, 2016.

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

Table 6
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of September 30, 2016			As of December 31, 2015
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury	$477,601	$473,754	13	$321,651	$322,922	10
U.S. Agencies	46,556	46,159	2	46,098	46,504	1
Collateralized mortgage obligations	82,265	79,157	2	99,972	97,260	3
Residential mortgage-backed securities	878,963	856,874	24	829,855	817,006	27
State and municipal securities	475,714	461,468	13	467,790	458,402	15
Total available-for-sale	1,961,099	1,917,412	54	1,765,366	1,742,094	56
Held-to-Maturity
Collateralized mortgage obligations	43,110	43,516	1	48,979	50,708	2
Residential mortgage-backed securities	1,329,862	1,307,065	37	1,069,572	1,069,746	34
Commercial mortgage-backed securities	284,238	278,095	8	228,063	229,722	7
State and municipal securities	255	254	*	254	254	*
Foreign sovereign debt	500	500	*	500	500	*
Other securities	3,759	3,805	*	3,873	4,353	*
Total held-to-maturity	1,661,724	1,633,235	46	1,351,241	1,355,283	44
Total securities	$3,622,823	$3,550,647	100	$3,116,607	$3,097,377	100

*	Less than 1%

As of September 30, 2016, our securities portfolio totaled $3.6 billion, increasing 16% compared to December 31, 2015. During the nine months ended September 30, 2016, purchases of securities totaled $825.6 million, with $385.0 million in the available-for-sale portfolio and $440.6 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential mortgage-backed securities and state and municipal securities as well as purchases of U.S. Treasury securities, state and municipal securities and agency guaranteed residential and commercial mortgage-backed securities.

In conjunction with ongoing portfolio management and rebalancing activities, during the nine months ended September 30, 2016, we sold $45.4 million in state and municipal securities, resulting in a net securities gain of $1.1 million.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprised 72% of the total portfolio at September 30, 2016. All of the mortgage-backed securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage-backed securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 13% of the total portfolio at September 30, 2016. This type of security has historically experienced very low default rates and provided a predictable cash flow because it generally is not subject to significant prepayment. For a portion of our state and local municipality debt instruments, insurance companies and state programs provide credit enhancement to improve the credit rating and liquidity of the issuance. Management considers underlying municipality credit strength and any credit enhancement when evaluating a purchase or sale decision.

We do not hold direct exposure to the obligations of the State of Illinois. We hold some bonds from municipalities in Illinois, but the finances of these municipalities are not primarily dependent on the finances of the State of Illinois.

At September 30, 2016, our reported equity reflected unrealized net securities gains on available-for-sale securities, net of tax, of $26.7 million, an increase of $12.7 million from December 31, 2015, primarily due to decreases in interest rates and the corresponding increase in the value of the securities. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future market volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

The following table summarizes activity in the Company’s investment securities portfolio during 2016. There were no transfers of securities between investment categories during the year.

Table 7
Investment Portfolio Activity
(Dollars in thousands)

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Securities Available-for-Sale	Securities Held-to-Maturity		Available-for-Sale	Held-to-Maturity
Balance at beginning of period	$1,864,636	$1,435,334		$1,765,366	$1,355,283
Additions:
Purchases	162,029	262,225		385,037	440,603
Reductions:
Sales proceeds	—	—		(45,446)	—
Net gains on sale	—	—		1,111	—
Principal maturities, prepayments and calls	(54,838)	(61,366)		(155,753)	(155,086)
Amortization of premiums and accretion of discounts	(3,425)	(2,958)		(9,631)	(7,565)
Total reductions	(58,263)	(64,324)		(209,719)	(162,651)
(Decrease) increase in market value	(7,303)	—	(1)	20,415	—	(1)
Balance at end of period	$1,961,099	$1,633,235		$1,961,099	$1,633,235

(1)
The held-to-maturity portfolio is recorded at cost, with no adjustment for the $4.0 million unrealized loss in the portfolio at the beginning of 2016 or the decrease in market value of $875,000 for the three months ended September 30, 2016, and the increase in market value of $33.4 million for the nine months ended September 30, 2016.

The following table presents the maturities of the different types of investments that we owned at September 30, 2016, and the corresponding interest rates.

Table 8
Maturity Distribution and Portfolio Yields
(Dollars in thousands)

	As of September 30, 2016
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Securities Available-for-Sale
U.S. Treasury	$24,998	0.88%	$322,059	1.21%	$126,697	1.41%	$—	—%
U.S. Agencies	—	—%	46,159	1.30%	—	—%	—	—%
Collateralized mortgage obligations (1)	5,342	3.62%	73,815	3.17%	—	—%	—	—%
Residential mortgage-backed securities (1)	1,834	4.99%	384,040	3.23%	459,103	2.29%	11,897	3.01%
State and municipal securities (2)	24,375	2.16%	162,265	1.97%	267,359	2.09%	7,469	1.46%
Total available-for-sale	56,549	1.82%	988,338	2.27%	853,159	2.10%	19,366	2.41%
Securities Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	43,516	1.40%	—	—%	—	—%
Residential mortgage-backed securities (1)	—	—%	437,381	2.33%	412,614	2.53%	457,070	2.90%
Commercial mortgage-backed securities (1)	—	—%	146,841	1.85%	131,254	2.41%	—	—%
State and municipal securities (2)	132	2.67%	122	2.94%	—	—%	—	—%
Foreign sovereign debt	—	—%	500	1.76%	—	—%	—	—%
Other securities	—	—%	3,805	7.04%	—	—%	—	—%
Total held-to-maturity	132	2.67%	632,165	2.18%	543,868	2.50%	457,070	2.90%
Total securities	$56,681	1.83%	$1,620,503	2.24%	$1,397,027	2.25%	$476,436	2.88%

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

Portfolio Composition

Table 9
Loan Portfolio
(Dollars in thousands)

	September 30, 2016	% of Total	December 31, 2015	% of Total	% Change in Balances
Commercial and industrial	$7,446,754	51	$6,747,389	51	10
Commercial – owner-occupied real estate	2,062,614	14	1,888,238	14	9
Total commercial	9,509,368	65	8,635,627	65	10
Commercial real estate	2,946,687	20	2,629,873	20	12
Commercial real estate – multi-family	883,850	6	722,637	5	22
Total commercial real estate	3,830,537	26	3,352,510	25	14
Construction	496,773	3	522,263	4	-5
Total commercial real estate and construction	4,327,310	29	3,874,773	29	12
Residential real estate	525,836	4	461,412	4	14
Home equity	124,367	1	129,317	1	-4
Personal	167,689	1	165,346	1	1
Total loans	$14,654,570	100	$13,266,475	100	10

Total loans increased $1.4 billion during the nine months ended September 30, 2016 to $14.7 billion at September 30, 2016, compared to $13.3 billion at December 31, 2015, reflecting growth primarily in commercial and commercial real estate loans. During the nine months ended September 30, 2016, new loans to new clients totaled $1.3 billion, and growth in existing clients, net of paydowns, totaled $1.3 billion. Payoffs were $1.2 billion for the nine months ended September 30, 2016. Our five-quarter trailing average loan growth was approximately $529.5 million at September 30, 2016, increasing $141.0 million compared to $388.5 million a year ago. Revolving line usage on the overall loan portfolio decreased slightly to 46% at September 30, 2016, from 47% at December 31, 2015.

Our loan growth was primarily driven by growth in the commercial and CRE loan portfolios, which increased $873.7 million and $478.0 million, respectively, from December 31, 2015 to September 30, 2016. Within the commercial portfolio, we saw growth in multiple industry segments, with the largest being the finance and insurance segment, which increased $269.8 million from year end. We also saw growth across multiple asset classes in the CRE portfolio. Multi-family is the largest asset class in the CRE portfolio, representing 23% of the total CRE portfolio at September 30, 2016, compared to 22% at December 31, 2015.

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

In the normal course of our business, we participate in loan transactions that involve a number of banks in an effort to maintain and build client relationships while managing portfolio risk, with a view to cross-selling products and originating loans for the borrowers in the future. Although we often strive to lead or co-lead the arrangement, we also participate in transactions led by other banks when we have a relationship with, or seek to develop a relationship with, the borrower. Loan syndications assist us with decreasing credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our $14.7 billion in total loans at September 30, 2016, we were party to $5.4 billion of loans with other financial institutions, consisting of $2.6 billion in retained balances in syndicated loans that were led or co-led by us and $2.8 billion for which we were a non-lead participant in the syndicated loan. Within this $5.4 billion portfolio, $3.2 billion of loans were shared national credits (“SNCs”), of which we were the lead or co-lead in $1.2 billion and the non-lead participant for $2.0 billion. SNCs are defined as loan commitments of at least $20 million that are shared by three or more regulatory depository institutions. Of the $1.3 billion of new loans to new clients during the first nine months of 2016, approximately $171 million, or 13%, were SNCs. To the extent financing opportunities we pursue exceed our risk appetite for larger credit exposures and we are not able to syndicate the loan transactions, our loan growth may be impacted.

The following table summarizes the composition of our commercial loan portfolio at September 30, 2016, and December 31, 2015 based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client’s ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client’s underlying business activity changes, classification differences between periods will arise.

Table 10
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Manufacturing	$1,957,888	21	$1,810,085	21
Healthcare	1,939,350	20	1,807,764	21
Finance and insurance	1,603,178	17	1,333,363	15
Wholesale trade	815,370	9	768,571	9
Professional, scientific and technical services	599,732	6	574,278	7
Real estate, rental and leasing	537,135	6	542,437	6
Administrative, support, waste management and remediation services	499,734	5	481,827	5
Architecture, engineering and construction	280,378	3	252,351	3
Telecommunication and publishing	243,865	3	203,994	2
Retail	241,295	3	228,935	3
All other (1)	791,443	7	632,022	8
Total commercial (2)	$9,509,368	100	$8,635,627	100

(1)	All other consists of numerous smaller balances across a variety of industries with no category greater than 2% of total loans.

(2)	Includes owner-occupied commercial real estate of $2.1 billion at September 30, 2016 and $1.9 billion at December 31, 2015.

Our manufacturing portfolio, representing 21% of our commercial lending portfolio and 13% of the total portfolio at September 30, 2016, is well diversified among sub-industry and product types. The manufacturing industry classification is a key component of our core business. During the second half of 2015 and into 2016, the U.S. manufacturing sector experienced a significant slowdown, as evidenced by declines or slowing rates of growth in a number of key indicators, due in part to the economic headwinds of lower commodity prices, a strong U.S. dollar, and declining oil and gas prices, with particular stress faced by durable goods manufacturing. This stress could adversely impact our existing portfolio and/or our future loan growth rate.

Our healthcare portfolio totaled $1.9 billion at September 30, 2016, comparable to December 31, 2015. We have a specialized niche in the skilled nursing, assisted living, and residential care segment of the healthcare industry. Loan relationships to these providers tend to be larger extensions of credit with borrowers primarily represented by for-profit businesses. At September 30, 2016, 20% of our commercial loan portfolio and 15% of our total loan portfolio was composed of loans extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. The facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Accordingly, our clients and their ability to service this debt may be adversely impacted by the financial health of state or federal payors. In recent years, there have been reductions in the reimbursement rates in certain states and government entities are taking longer to reimburse providers. For example, in the State of Illinois, the Medicaid reimbursement rate was reduced and the budget impasse, which has resulted in the state operating without a budget since June 30, 2015, has contributed to reduced Medicaid payments to healthcare providers. Although our healthcare commercial loan portfolio is well diversified across 27 states, loans to borrowers in the State of Illinois represented our highest geographic concentration of healthcare loans at 22% of the healthcare commercial loan portfolio, or $417.7 million, as of September 30, 2016. The challenged financial condition of the State of Illinois has had some adverse effects on the cash flow position of some of our Illinois-based healthcare borrowers. Despite this impact on client cash flows, to date, the healthcare loan portfolio has experienced minimal defaults and losses. We are actively monitoring the Illinois budget situation and its potential impact on our borrowers to manage the risks presented by the state’s budget problems and overall challenged financial condition. In addition, across the broader healthcare industry, structural changes to government reimbursements may negatively impact performance for managed care facilities as borrowers adapt to the changes, particularly higher cost operators with thinner margins.

The third largest segment of our commercial loan portfolio is the finance and insurance portfolio, which increased $269.8 million since December 31, 2015 and now represents 17% of our commercial lending portfolio at September 30, 2016 compared to 15% at December 31, 2015. The increase in the portfolio was primarily due to an increase in specialty finance loans, which totaled $483.5 million as of September 30, 2016, up from $388.2 million at December 31, 2015. This type of lending represents loans to nonbank specialty finance lenders that provide various types of financing to their customers, such as consumer financing, auto financing, equipment financing or other types of asset-based lending. The growth in this portfolio is a result of pursuing new opportunities to add specialized industry knowledge amongst our client relationship managers, with an expanded team in 2015 and a greater presence in the market. During the nine months ended September 30, 2016, outstanding loans under bridge lines to private equity funds, which provide such funds with liquidity as a bridge to the next capital call from their investors, declined by $43.9 million. The terms of such loans are generally between 90 and 120 days and, given their purpose, these loans generally remain outstanding for a short period of time. Amounts outstanding under these lines generally will fluctuate from quarter to quarter given their transactional nature. At September 30, 2016, amounts outstanding under bridge lines totaled $196.1 million compared to $239.9 million at December 31, 2015.

The following table summarizes our CRE and construction loan portfolios by collateral type at September 30, 2016, and December 31, 2015.

Table 11
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Multi-family	$883,850	23	$722,637	22
Retail	799,484	21	763,179	23
Office	709,493	19	572,711	17
Healthcare	346,675	9	335,918	10
Industrial/warehouse	417,314	11	319,958	9
Land	221,090	6	247,190	7
Residential 1-4 family	53,524	1	86,214	3
Mixed use/other	399,107	10	304,703	9
Total commercial real estate	$3,830,537	100	$3,352,510	100
Construction
Multi-family	$190,744	38	$130,020	25
Healthcare	32,063	6	62,460	12
Retail	77,878	16	107,327	21
Office	49,663	10	84,459	16
Condominiums	30,629	6	37,451	7
Industrial/warehouse	55,470	11	46,530	9
Residential 1-4 family	21,048	4	21,849	4
Land	1,648	*	—	—
Mixed use/other	37,630	9	32,167	6
Total construction	$496,773	100	$522,263	100
* Less than 0.1%

Of the combined CRE and construction portfolios, the three largest categories at September 30, 2016, were multi-family, retail and office, which represented 25%, 20% and 18%, respectively. Generally, we are a short-to-intermediate term real estate lender, and our CRE and construction portfolio strategies focus on core real estate classes in the markets in which we operate and established sponsors and developers with which we have prior experience, other banking relationships, or the opportunity to offer comprehensive banking relationships. Within the multi-family asset type, we believe we are well diversified across property types (low-rise, mid-rise, and high-rise structures), unit types (traditional unit sizes, micro units, etc.), class (luxury class A, mid-point class B, etc.) and location. Additionally, the multi-family asset type is further diversified with a combination of stabilization of prior construction projects, existing property improvements, and stable assets with strong recurring cash flows. Payoffs during the nine months ended September 30, 2016 included property sales and refinancing into the long-term market.

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

The following table summarizes our credit relationships with commitments greater than $25 million as of September 30, 2016, and December 31, 2015.

Table 12
Client Relationships with Commitments Greater Than $25 Million
(Dollars in thousands)

	September 30, 2016	December 31, 2015
Commitments greater than $25 million
Number of client relationships	168	149
Percentage that are commercial and industrial businesses	87%	88%
Aggregate amount of commitments	$5,646,739	$4,976,666
Funded loan balances	$3,290,151	$2,841,801
Funded loan balances as a percent of total loan portfolio	22%	21%

As part of the risk-based deposit insurance assessment framework, the FDIC has established a regulatory classification of “higher-risk assets,” which include higher-risk commercial and industrial loans (funded and unfunded), construction and development loans (funded and unfunded), non-traditional mortgages, and higher-risk consumer loans. As part of our overall portfolio risk management, we have developed a plan to manage our level of higher-risk assets relative to our capital position and within our overall risk appetite and generally have focused in recent periods on being selective in originating loans that are classified as higher-risk assets. The following table summarizes our higher-risk assets as of September 30, 2016, and December 31, 2015.

Table 13 (1)
Higher-Risk Assets
(Amounts in thousands)

	September 30, 2016		December 31, 2015
	Outstanding	Unfunded Commitment	Outstanding	Unfunded Commitment
Commercial and industrial	$1,554,057	$507,752	$1,501,418	$484,654
Construction and development	695,610	656,346	789,637	958,829
Non-traditional mortgages	790	—	959	—
Consumer	9,659	—	10,445	—
Total	$2,260,116	$1,164,098	$2,302,459	$1,443,483

(1)	Loan category classification is based on the FDIC’s regulatory definitions.

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

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of September 30, 2016, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 14
Maturities and Sensitivities of Loans to Changes in Interest Rates (1)
(Amounts in thousands)

	As of September 30, 2016
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$2,516,330	$6,789,907	$203,131	$9,509,368
Commercial real estate	1,318,669	2,198,280	313,588	3,830,537
Construction	137,766	341,365	17,642	496,773
Residential real estate	8,930	168	516,738	525,836
Home equity	10,486	66,152	47,729	124,367
Personal	123,563	43,940	186	167,689
Total	$4,115,744	$9,439,812	$1,099,014	$14,654,570
Loans maturing after one year:
Predetermined (fixed) interest rates		$138,735	$357,219
Floating interest rates		9,301,077	741,795
Total		$9,439,812	$1,099,014

(1)
Maturities are based on contractual maturity date. Actual timing of repayment may differ from those reflected in the table as clients may choose to pre-pay their outstanding balance prior to the contractual maturity date.

Of the $10.0 billion in loans maturing after one year with a floating interest rate, $916.9 million are subject to interest rate floors, of which $485.9 million, or 53%, had such floors in effect at September 30, 2016. For further analysis and information related to interest rate sensitivity, see Item 3 “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

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

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan in an attempt to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of reducing the interest rate, extending the maturity date, reducing the principal balance, or other action intended to minimize potential losses and maximize our chances of a more successful recovery on a troubled loan. When we make such concessions as part of a modification, we report the loan as a troubled debt restructurings (“TDRs”) and account for the interest due in accordance with our TDR policy. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. The TDR is classified as an accruing TDR if the borrower has demonstrated the ability to meet the new terms of the restructured loan as evidenced by a minimum of six months of performance in compliance with the restructured terms or if the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. TDRs accrue interest as long as the borrower complies with the revised terms and conditions and management is reasonably assured as to the collectability of principal and interest; otherwise, the restructured loan will be classified as nonaccrual. Loans classified as accruing TDR typically do not require a specific reserve charge, which is a key component in keeping a loan on accrual status. The TDR classification is removed when the loan is either fully repaid or is re-underwritten at market terms and an evaluation of the loan determines that it does not meet the definition of a TDR under current accounting guidance (i.e., the new terms do not represent a concession, the borrower is no longer experiencing financial difficulty, and the re-underwriting is executed at current market terms for new debt with similar risk).

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

Table 15
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	2016			2015
	September 30	June 30	March 31	December 31	September 30
Nonaccrual loans:
Commercial	$72,277	$48,502	$41,374	$32,794	$18,370
Commercial real estate	6,007	7,733	8,242	8,501	12,041
Residential real estate	4,124	3,993	3,900	4,762	4,272
Personal and home equity	4,964	5,196	5,554	7,692	9,299
Total nonaccrual loans	87,372	65,424	59,070	53,749	43,982
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	87,372	65,424	59,070	53,749	43,982
OREO	12,035	14,532	14,806	7,273	12,760
Total nonperforming assets	$99,407	$79,956	$73,876	$61,022	$56,742
Nonaccrual troubled debt restructured loans (included in nonaccrual loans):
Commercial	$29,805	$35,838	$20,285	$25,034	$10,674
Commercial real estate	5,980	7,331	7,854	7,619	9,397
Residential real estate	1,212	—	—	1,341	1,308
Personal and home equity	4,226	5,737	5,763	5,177	5,402
Total nonaccrual troubled debt restructured loans	$41,223	$48,906	$33,902	$39,171	$26,781
Restructured loans accruing interest:
Commercial	$61,764	$40,512	$26,830	$14,526	$23,596
Construction	—	143	—	—	—
Personal and home equity	2,501	2,522	2,005	2,020	2,101
Total restructured loans accruing interest	$64,265	$43,177	$28,835	$16,546	$25,697
Special mention loans	$145,204	$154,691	$121,239	$120,028	$146,827
Potential problem loans	$133,533	$98,817	$136,322	$132,398	$127,950
30-89 days past due loans	$5,374	$14,522	$15,732	$9,067	$6,420
Nonperforming loans to total loans	0.60%	0.47%	0.44%	0.41%	0.34%
Nonperforming loans to total assets	0.46%	0.36%	0.33%	0.31%	0.26%
Nonperforming assets to total assets	0.52%	0.44%	0.42%	0.35%	0.34%
Allowance for loan losses as a percent of nonperforming loans	206%	258%	280%	299%	370%

Nonperforming loans totaled $87.4 million at September 30, 2016, compared to $53.7 million at December 31, 2015, and $44.0 million at September 30, 2015. Nonperforming loan inflows, which are primarily composed of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status), were $82.3 million for the nine months ended September 30, 2016, with seven credit relationships representing 86% of total inflows for the period. Nonperforming loans as a percent of total loans were 0.60% at September 30, 2016, up from 0.41% at December 31, 2015, and 0.34% at September 30, 2015.

OREO totaled $12.0 million compared to $7.3 million at December 31, 2015, with $8.1 million of total outstanding OREO at September 30, 2016 consisting of an individual property that transferred into OREO during first quarter 2016. This inflow was partially offset by sales of OREO and valuation adjustments as we continue to dispose and settle properties.

As a result of the activity described above for nonperforming loans and OREO, nonperforming assets increased 63% from year end 2015 to $99.4 million at September 30, 2016, and increased 75% from September 30, 2015. Nonperforming assets as a percentage of total assets were 0.52% at September 30, 2016, compared to 0.35% at December 31, 2015.

As of September 30, 2016, special mention and potential problem loans in aggregate totaled $278.7 million, increasing $26.3 million from December 31, 2015, reflecting some level of credit migration. At September 30, 2016, commercial loans comprised $128.1 million, or 96% of total potential problems loan, with six credit relationships representing over 50% of the total. Because our loan portfolio contains loans that may be larger in size, changes in the performance of larger credits may from time to time create fluctuations in our credit quality metrics, including nonperforming, special mention and potential problem loans.

The following table presents changes in our nonperforming loans for the past five quarters.

Table 16
Nonperforming Loans Rollforward
(Amounts in thousands)

	Three Months Ended
	2016			2015
	September 30	June 30	March 31	December 31	September 30
Nonperforming loans:
Balance at beginning of period	$65,424	$59,070	$53,749	$43,982	$56,574
Additions:
New nonaccrual loans (1)	40,513	17,076	24,720	19,969	1,127
Reductions:
Return to performing status	(1,161)	—	(907)	(614)	(998)
Paydowns and payoffs, net of advances	(11,720)	(7,185)	(6,920)	(997)	(8,807)
Net sales	(450)	(8)	—	(393)	(1,990)
Transfer to OREO	(130)	(674)	(9,294)	(1,141)	(954)
Transfer to loans held-for-sale	—	—	—	(667)	—
Charge-offs	(5,104)	(2,855)	(2,278)	(6,390)	(970)
Total reductions	(18,565)	(10,722)	(19,399)	(10,202)	(13,719)
Balance at end of period	$87,372	$65,424	$59,070	$53,749	$43,982
Nonaccruing troubled debt restructured loans (included in nonperforming loans):
Balance at beginning of period	$48,906	$33,902	$39,171	$26,781	$25,739
Additions:
New nonaccrual troubled debt restructured loans (1)	73	16,972	1,353	17,773	5,014
Reductions:
Return to performing status	(882)	—	(339)	(518)	(338)
Paydowns and payoffs, net of advances	(6,205)	18	(5,549)	1,151	(2,000)
Net sales	(450)	—	—	(278)	(629)
Transfer to OREO	(95)	(322)	(681)	—	(879)
Charge-offs	(124)	(1,664)	(53)	(5,738)	(126)
Total reductions	(7,756)	(1,968)	(6,622)	(5,383)	(3,972)
Balance at end of period	$41,223	$48,906	$33,902	$39,171	$26,781

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

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

Table 17
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	September 30, 2016	% of Total	December 31, 2015	% of Total
Commercial	$136,112	76	$117,619	73
Commercial real estate	30,373	17	27,610	17
Construction	5,639	3	5,441	4
Residential real estate	3,598	2	4,239	3
Home equity	2,484	1	3,744	2
Personal	2,062	1	2,083	1
Total	$180,268	100	$160,736	100
Specific reserve	$11,862	7%	$7,262	5%
General reserve	$168,406	93%	$153,474	95%
Recorded Investment in Loans:
Ending balance, specific reserve	$151,637		$70,295
Ending balance, general allocated reserve	14,502,933		13,196,180
Total loans at period end	$14,654,570		$13,266,475

Specific Component of the Allowance

The specific reserve requirements are the summation of individual reserves related to impaired loans that are analyzed on a loan-by-loan basis at the balance sheet date. At September 30, 2016, the specific reserve component of the allowance totaled $11.9 million, up from $7.3 million at December 31, 2015. The increase in specific reserves from year end 2015 was largely attributable to borrower irregularities identified during third quarter 2016 with a single lending relationship which added $5.6 million to such reserves. Of the $151.6 million in impaired loans at September 30, 2016, and the $70.3 million in impaired loans at December 31, 2015, 53% and 54%, respectively, required a specific reserve.

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

In our evaluation of the quantitatively-determined amount and the adequacy of the allowance at September 30, 2016, we considered a number of factors for each product consistent with the considerations discussed in the prior paragraph. The following describes the primary management qualitative adjustments made to each product type in determining our reserve levels at September 30, 2016:

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

•
Construction - Management increased the model output to reflect: industry level default rate experience in portfolios where we lack loss experience; compression of capitalization rates in the industry; and competition in the market and less stringent loan structures. Management also adjusted PD rates in instances where calculations using historical loss experience are not expected to be representative of management’s estimated losses at the consolidated statements of financial condition date.

•
Consumer - Management increased the model output to reflect: borrowers’ credit strength and willingness to purchase homes (e.g., due to high student debt levels); and general economic conditions and interest rate trends that impact these products.

Management also considers a pro-rated amount and characteristics of the accruing TDRs removed from the general reserve formulas as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

In determining our reserve levels at September 30, 2016, we established a general reserve that includes management’s qualitative assessment discussed above, which increased the reserve to a higher output than the model’s quantitative output, in total. This judgment was influenced primarily by recent indicators in our commercial portfolio, such as the increasing leverage metrics for some existing borrowers, impact of commodity prices in certain sectors of the manufacturing portfolio, changes in underwriting standards, and volume and nature of loan growth, which have not yet been fully incorporated into the model output.

The general allocated component of the allowance increased by $14.9 million, or 10%, from $153.5 million at December 31, 2015, to $168.4 million at September 30, 2016. The increase in the general allocated reserve primarily reflects the $1.4 billion growth in the loan portfolio in the first nine months of 2016 and changes in the credit quality of the existing portfolio for certain sectors in the commercial portfolio, specifically in the portfolio of leveraged commercial and industrial loans.

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

Management evaluates the adequacy of the allowance for loan losses and reviews the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of September 30, 2016, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including for those loans where the loss is not yet identifiable).

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

Table 18
Allowance for Credit Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Three Months Ended
	2016			2015
	September 30	June 30	March 31	December 31	September 30
Change in allowance for loan losses:
Balance at beginning of period	$168,615	$165,356	$160,736	$162,868	$157,051
Loans charged-off:
Commercial	(4,870)	(2,838)	(78)	(5,654)	(661)
Commercial real estate	—	(13)	(1,497)	(298)	(175)
Residential real estate	(240)	(33)	(484)	(166)	(97)
Home equity	—	(34)	(192)	(260)	(85)
Personal	(10)	(17)	(150)	(15)	(6)
Total charge-offs	(5,120)	(2,935)	(2,401)	(6,393)	(1,024)
Recoveries on loans previously charged-off:
Commercial	727	66	187	786	2,115
Commercial real estate	12	449	296	205	134
Construction	67	13	19	11	10
Residential real estate	43	20	19	16	198
Home equity	39	65	34	314	50
Personal	10	11	30	12	131
Total recoveries	898	624	585	1,344	2,638
Net (charge-offs) recoveries	(4,222)	(2,311)	(1,816)	(5,049)	1,614
Provisions charged to operating expense	15,875	5,570	6,436	2,917	4,203
Balance at end of period	$180,268	$168,615	$165,356	$160,736	$162,868
Reserve for unfunded commitments (1)	$15,647	$13,729	$12,354	$11,759	$15,209
Allowance as a percent of loans at period end	1.23%	1.20%	1.23%	1.21%	1.25%
Average loans, excluding covered assets	$14,297,229	$13,693,824	$13,311,733	$13,190,400	$12,814,714
Ratio of net charge-offs (recoveries)(annualized) to average loans outstanding for the period	0.12%	0.07%	0.05%	0.15%	-0.05%
Allowance for loan losses as a percent of nonperforming loans	206%	258%	280%	299%	370%

(1)	Included in other liabilities on the consolidated statements of financial condition

Activity in the Allowance for Loan Losses

The allowance for loan losses increased $19.5 million to $180.3 million at September 30, 2016, from $160.7 million at December 31, 2015, and was largely reflective of the $1.4 billion of loan growth during the first nine months of 2016 and some credit migration, including higher nonperforming loan levels that drove an increase in the specific reserve. The allowance for loan losses to total loans ratio was 1.23% at September 30, 2016 and 1.21% at December 31, 2015.

Gross charge-offs increased to $5.1 million for third quarter 2016, from $1.0 million for the year ago period and $2.9 million for second quarter 2016. Commercial loans comprised 95% of total charge-offs in third quarter 2016, and were elevated on a comparative basis largely related to a single relationship that was identified during the quarter, resulting in a $4.3 million charge-off.

The provision for loan losses is the expense recognized in the consolidated statements of income to adjust the allowance for loan losses to the level deemed appropriate by management, as determined through application of our allowance methodology. The provision for loan losses for the three months ended September 30, 2016 was $15.9 million, up from $5.6 million for the prior quarter and $4.2 million for third quarter 2015. The provision will fluctuate from period to period depending on the level of loan growth and unevenness in credit quality due to the size of individual credits and expect our provision expense going forward to be driven by changes to the general allocated reserve component due to overall loan growth and credit performance and, if necessary, any new specific reserves that may be required.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the nine months ended September 30, 2016, our reserve for unfunded commitments increased $3.8 million from $11.8 million at December 31, 2015, to $15.6 million and was largely comprised of general reserves at September 30, 2016. For the nine months ended September 30, 2016, the general reserves increased $4.2 million, driven by growth in residential construction commitments and increases in commercial special mention and potential problem commitments that resulted in higher requirements while specific reserves declined to approximately $100,000 as a result of credit resolutions during 2016. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the consolidated statements of income. Unfunded commitments, excluding covered assets, totaled $6.5 billion at September 30, 2016 and December 31, 2015. At September 30, 2016, unfunded commitments with maturities of less than one year approximated $1.7 billion. For further information on our unfunded commitments, refer to Note 16 of “Notes to Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q.

COVERED ASSETS

At September 30, 2016 and December 31, 2015, covered assets represent acquired residential mortgage loans and foreclosed loan collateral covered under a loss share agreement with the FDIC and include an indemnification receivable representing the present value of the expected reimbursement from the FDIC related to expected losses on the covered assets. The loss share agreement will expire on September 30, 2019.

Total covered assets, net of allowance for covered loan losses, declined by $2.2 million, or 11%, from $21.2 million at December 31, 2015 to $19.0 million at September 30, 2016. The reduction was primarily attributable to $2.7 million in principal paydowns, net of advances, as well as the impact of such on the evaluation of expected cash flows and discount accretion levels. At September 30, 2016, the indemnification receivable totaled $1.6 million, compared to $1.7 million at December 31, 2015. Because the remaining covered assets largely represent single-family mortgages, we do not expect a significant change in balances from period to period. Total delinquent and nonperforming covered loans totaled $2.7 million at September 30, 2016, and $5.2 million at December 31, 2015.

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

We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, and selectively purchase securities and investments. Liquid assets refer to cash on hand, Federal funds (“Fed funds”) sold and securities. Net liquid assets represent liquid assets less the amount of such assets pledged to secure deposits, repurchase agreements, FHLB advances and FRB borrowings that require collateral and to satisfy contractual obligations. Net liquid assets at the Bank were $3.5 billion and $2.9 billion at September 30, 2016 and December 31, 2015, respectively.

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

The primary sources of funding for the Holding Company include dividends received from the Bank, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt and equity. As an additional source of funding, the Holding Company has a 364-day revolving line of credit with a group of commercial banks allowing borrowings of up to $60.0 million in total. As of September 30, 2016, no amounts were drawn on the facility. The Holding Company had $50.4 million in cash at September 30, 2016, compared to $61.5 million at December 31, 2015.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $19.2 million from the prior year period to $259.4 million for the nine months ended September 30, 2016. Cash flows from investing activities reflect the impact of growth in loans and investments acquired for our interest-earning asset portfolios, as well as asset maturities and sales. For the nine months ended September 30, 2016, net cash used in investing activities was $1.9 billion, compared to $1.4 billion for the prior year period. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash provided by financing activities for the nine months ended September 30, 2016, was $1.7 billion, compared to $1.1 billion for the prior year period. The current period reflected net increases in FHLB advances of $510.0 million to support loan growth and a net increase in deposit accounts of $1.1 billion.
Deposits

Our deposit base is predominately composed of middle market commercial client relationships from a diversified industry base. We offer a suite of deposit and cash management products and services that support our efforts to attract and retain commercial clients. These deposits are generated principally through the development of long-term relationships with clients. Approximately 70% of our deposits at September 30, 2016, were accounts managed by our commercial business groups.

Through our community banking and private wealth groups, we offer a variety of small business and personal banking products, including checking, savings and money market accounts and certificates of deposit (“CDs”). Approximately 27% of our deposits at September 30, 2016, were accounts managed by our community banking and private wealth groups.

Public fund balances, denoting the funds held on account for municipalities and other public entities, are included as part of our total deposits. We enter into specific agreements with certain public clients to pledge collateral, primarily securities, in support of their balances on deposit. At September 30, 2016, we had public funds on deposit totaling $888.0 million, or approximately 6% of our deposits. Changes in public fund balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following table provides a comparison of deposits by category for the periods presented.

Table 19
Deposits
(Dollars in thousands)

	September 30, 2016	% of Total	December 31, 2015	% of Total	% Change in Balances
Noninterest-bearing demand deposits	$4,857,470	31	$4,355,700	30	12
Interest-bearing demand deposits	1,823,840	12	1,503,372	11	21
Savings deposits	395,858	3	377,191	3	5
Money market accounts	5,795,910	37	5,919,252	41	-2
Time deposits	2,615,776	17	2,190,077	15	19
Total deposits	$15,488,854	100	$14,345,592	100	8

Total deposits at September 30, 2016, increased $1.1 billion, or 8%, to $15.5 billion from year end 2015, and included growth of $501.8 million in noninterest-bearing demand deposits. Total average deposit growth since year end 2015 was $819.4 million. Given the predominantly commercial nature of our client base, we experience fluctuations in our deposit base from time to time due to large deposit movements in certain client accounts, such as in connection with client-specific corporate acquisitions and divestitures. In addition to the quarter-to-quarter fluctuations in deposit balances that we sometimes experience given client-specific events, the nature of our commercial client base has historically led to gradually increasing deposit balances in the second half of the year compared to the first half, although there is no assurance that this historical trend will repeat in future years. Our loan to deposit ratio was 95% at September 30, 2016, compared to 92% at December 31, 2015.

Since December 31, 2015, we have added $538.2 million in new deposits from clients in the financial services industry, such as securities broker-dealers (“BDs”) for which we serve as a program bank in their cash sweep programs (as discussed in more detail below under “Brokered Deposits”), hedge funds and fund administrators and futures commission merchants (“FCMs”). Financial services clients have a higher propensity to generate larger transactional flows than our typical commercial client, which can result in temporary deposits, especially around period ends. Furthermore, some of these deposits, particularly from hedge funds, fund administrators and FCMs, may exhibit elevated volatility due to the more complex liquidity and cash flow needs of the depositors given the nature of their businesses. This volatility can further contribute to the quarter-to-quarter fluctuations in our deposit base that we referenced in the preceding paragraph. Notwithstanding the larger transactional flows and potential for elevated volatility, we intend to continue utilizing deposits from financial services firms to meet our funding requirements from client needs, such as loan growth. In light of our loan-to-deposit levels and loan growth over the past several periods, our ability to continue growing our loan portfolio may be influenced in part by our ability to continue attracting deposits, including those from financial services clients.

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

Table 20
Large Deposit Relationships
(Dollars in thousands)

	2016	2015
	September 30	December 31	September 30
Ten largest depositors:
Deposit amounts	$2,267,768	$2,229,471	$2,216,927
Percentage of total deposits	15%	16%	16%
Classified as brokered deposits	$1,377,466	$1,255,315	$1,397,789

Deposit Relationships of $75 Million or More:
Deposit amounts	$3,755,850	$3,247,548	$3,211,680
Percentage of total deposits (all relationships)	24%	23%	23%
Percentage of total deposits (financial services businesses only)	17%	15%	14%
Number of deposit relationships	27	22	22
Classified as brokered deposits	$2,224,136	$1,752,329	$1,889,752

Brokered Deposits

Table 21
Brokered Deposit Composition
(Dollars in thousands)

	2016	2015
	September 30	December 31	September 30
Noninterest-bearing demand deposits	$391,397	$381,723	$371,675
Interest-bearing demand deposits	627,442	242,466	266,133
Savings deposits	1,111	974	948
Money market accounts	1,712,595	1,818,091	1,903,413
Time deposits:
Traditional	530,663	437,235	576,859
CDARS (1)	350,850	208,086	228,436
Other	35,199	74,954	87,463
Total time deposits	916,712	720,275	892,758
Total brokered deposits	$3,649,257	$3,163,529	$3,434,927
Brokered deposits as a % of total deposits	24%	22%	25%

(1)	The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships.

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

Total brokered deposits, as defined for regulatory reporting purposes, represented 24% of total deposits at September 30, 2016, compared to 22% of total deposits at December 31, 2015. However, traditional brokered time deposits represented 3% of total deposits at both September 30, 2016 and December 31, 2015. Traditional brokered deposits have a weighted average maturity date of approximately 2 years.
As noted above, a significant source of non-traditional brokered deposits are cash sweep programs operated by BDs. At September 30, 2016, and December 31, 2015, $1.6 billion, or approximately 45%, and $1.5 billion, or approximately 48%, respectively, of our total regulatory-defined brokered deposits consisted of deposits from cash sweep programs operated by BDs for which we serve as a program bank. Cash sweep programs enable the BDs’ brokerage clients to “sweep” their cash balances into an omnibus bank deposit account established at a third-party depository institution by the BD as agent or custodian for the benefit of its clients. The contracts governing our participation as a program bank have a specified term, set forth the pricing terms for the deposits and generally provide for minimum and maximum deposit levels that the BDs will have with us at any given time.

Unlike traditional brokered time deposits, cash sweep program deposits are typically maintained in money market accounts and may be eligible for FDIC pass-through insurance. As of September 30, 2016, approximately 84% of the cash sweep program deposit balances were attributable to BDs who have had a deposit relationship with us for more than four years. In Table 20, Large Deposit Relationships, above, $1.6 billion of cash sweep program deposits were included in the deposit amounts attributable to deposit relationships of $75.0 million or more.

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

•
FHLB Advances - As a member of the FHLB Chicago, we have access to borrowing capacity, which is uncommitted and subject to change based on the availability of acceptable collateral to pledge and the level of our investment in stock of the FHLB Chicago. FHLB advances can be either short-term or long-term borrowings. Short-term advances historically have had a term of one to three days. Of the total $1.2 billion in short-term FHLB advances outstanding at September 30, 2016, $630.0 million represented overnight funding and was repaid on October 3, 2016.

•
Revolving Line of Credit - The Company has a 364-day revolving line of credit with a group of commercial banks allowing us to borrow up to $60.0 million. The maturity date is the earlier of September 22, 2017 or the consummation of the Company’s merger with CIBC. The interest rate applied on the line of credit is, at our election, either 30-day or 90-day LIBOR plus 1.75% or Prime minus 0.50%. We have the option to elect to convert any amounts outstanding under the line of credit, whether at maturity or before, to an amortizing term loan, with the balance of such loan due September 22, 2019 (subject to earlier maturity upon consummation of the merger with CIBC, as previously noted). We maintain the line primarily as an additional source of funding and have not drawn on it since inception.

•
Long-Term Debt, excluding FHLB Advances - As of September 30, 2016, we had outstanding $167.6 million of variable and fixed rate unsecured junior subordinated debentures issued to four statutory trusts that issued Trust Preferred Securities, which currently qualify as Tier 1 capital and mature as follows: $8.2 million in 2034; $92.8 million in 2035 and $66.6 million in 2068. We also had outstanding $120.6 million of fixed rate unsecured subordinated debentures, which currently qualify as Tier 2 capital and mature in 2042.

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

The following table summarizes information regarding our outstanding borrowings and additional borrowing capacity for the periods presented:
Table 22
Borrowings
(Dollars in thousands)

	September 30, 2016			December 31, 2015
	Amount	Rate		Amount	Rate
Outstanding:
Short-Term
Federal funds	$—	—%		$—	—%
FRB discount window	—	—%		—	—%
Repurchase agreements	—	—%		—	—%
Other borrowings	556	—%		250	0.20%
FHLB advances	1,230,000	0.31%		370,000	0.16%
Revolving line of credit (a)	—	—%		—	—%
Total short-term borrowings (1)	$1,230,556			$370,250
Long-term
Junior subordinated debentures (a)	$167,640	5.51%	(2)	$167,640	5.37%	(2)
Subordinated debentures (a)	120,646	7.125%		120,606	7.125%
FHLB advances	50,000	3.75%	(3)	400,000	0.58%	(3)
Total long-term borrowings	$338,286			$688,246
Unused Availability:
Federal funds (4)	$460,500			$630,500
FRB discount window (5)	431,841			384,419
FHLB advances (6)	839,925			1,481,102
Revolving line of credit	60,000			60,000

(a)	Represents a borrowing at the holding company. The other borrowings are at the Bank.

(1)
Also included in short-term borrowings on the Consolidated States of Financial Condition but not included in this table are amounts related to certain loan participation agreements for loans originated by us that were classified as secured borrowings because they did not qualify for sale accounting treatment. As of September 30, 2016, and December 31, 2015, these loan participation agreements totaled $2.8 million and $2.2 million, respectively. Corresponding amounts were recorded within the loan balance on the consolidated statements of financial condition as of each of these dates.

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

(6)
Our FHLB borrowing availability is subject to change based on the availability of acceptable collateral for pledging (such as loans and securities) and the level of our investment in stock of the FHLB Chicago. We would be required to invest an additional $37.8 million in FHLB Chicago stock to obtain this level of borrowing capacity.

CAPITAL

Equity totaled $1.9 billion at September 30, 2016, increasing by $183.4 million compared to December 31, 2015, primarily attributable to $148.8 million of net income for the nine months ended September 30, 2016 and a $16.7 million increase in accumulated other comprehensive income, largely due to an increase in market values on our available-for-sale investment portfolio.

Shares Issued in Connection with Share-Based Compensation Plans and Stock Repurchases

We reissue treasury stock (at average cost), when available, or issue new shares to fulfill our obligation to issue shares granted pursuant to share-based compensation plans. For the nine months ended September 30, 2016, we issued 672,531 shares of common stock (representing a combination of newly issued shares and the reissuance of treasury stock) in connection with such plans largely due to annual equity award grants and the exercise of stock options, net of forfeitures. We held zero shares of voting common stock as treasury stock at September 30, 2016, and 2,574 shares at December 31, 2015.

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. For the nine months ended September 30, 2016, we repurchased 129,110 shares of common stock at an average price of $36.54 per share.

Dividends

We declared dividends of $0.01 per common share during third quarter 2016, unchanged from third quarter 2015. Based on our closing stock price on September 30, 2016, of $45.92 per share, the annualized dividend yield on our common stock was 0.09%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 1.64% for third quarter 2016 compared to 1.72% for third quarter 2015. Our Board of Directors periodically evaluates our dividend payout ratio, taking into consideration internal capital guidelines, and our strategic objectives and business plans, but we have no current plans to raise the amount of dividends currently paid on our common stock. Furthermore, the merger agreement that we have entered into with CIBC restricts us from increasing our dividend prior to the merger without the prior consent of CIBC, which we would not expect to receive.

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

In addition to the minimum risk-based capital requirements, we are required to maintain a minimum capital conservation buffer, in the form of common equity Tier 1 capital, in order to avoid restrictions on capital distributions (including dividends and stock repurchases) and discretionary bonuses to senior executive management. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and increasing by an additional 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. As of September 30, 2016, the Company and the Bank would meet all capital adequacy requirements on a fully phased-in basis as if all such requirements were currently in effect.

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

Table 23
Capital Measurements
(Dollars in thousands)

	Actual (1)		FRB Guidelines For Minimum Regulatory Capital Plus Capital Conservation Buffer		Regulatory Minimum For “Well-Capitalized” under FDICIA
	September 30, 2016	December 31, 2015	Ratio	Excess Over Regulatory Minimum at 9/30/16	Ratio	Excess Over “Well Capitalized” under FDICIA at 9/30/16
Regulatory capital ratios:
Total risk-based capital:
Consolidated	12.41%	12.37%	8.625%	$686,118	n/a	n/a
The PrivateBank	12.09	11.91	n/a	n/a	10.00%	$377,801
Tier 1 risk-based capital:
Consolidated	10.64	10.56	6.625%	727,261	n/a	n/a
The PrivateBank	10.98	10.84	n/a	n/a	8.00%	539,290
Tier 1 leverage:
Consolidated	10.43	10.35	4.000%	1,188,454	n/a	n/a
The PrivateBank	10.76	10.62	n/a	n/a	5.00%	1,064,632
Common equity Tier 1:
Consolidated	9.71	9.54	5.125%	831,564	n/a	n/a
The PrivateBank	10.98	10.84	n/a	n/a	6.50%	811,001
Other capital ratios (consolidated) (2):
Tangible common equity to tangible assets	9.40	9.33

(1)	Computed in accordance with the applicable regulations of the FRB in effect as of the respective reporting periods.

(2)
Ratio is not subject to formal FRB regulatory guidance and is a non-U.S. GAAP financial measure. Refer to Table 24, “Non-U.S. GAAP Financial Measures” for a reconciliation from non-U.S. GAAP to U.S. GAAP presentation.

n/a    Not applicable.

As of September 30, 2016, all of our $167.6 million of outstanding junior subordinated debentures held by trusts that issued Trust Preferred Securities are included in Tier 1 capital and all of our outstanding Trust Preferred Securities are redeemable by us at any time, subject to receipt of any required regulatory approvals and, in the case of the remaining $66.6 million of 10% Debentures issued by PrivateBancorp Capital Trust IV, compliance with the terms of the replacement capital covenant. Upon completion of our pending merger with CIBC, we expect the outstanding Trust Preferred Securities will no longer qualify as Tier 1 capital and would be treated as Tier 2 capital under current FRB regulations. The post-merger capital structure of the successor holding company is currently under evaluation, including possible redemption of some or all of the outstanding Trust Preferred Securities. Our outstanding 7.125% subordinated debentures due 2042, also Tier 2 instruments, are redeemable on or after October 30, 2017. Redemption of any of these securities would be subject to regulatory approval and no definitive plans regarding potential changes to capital structure have yet been made. The terms of the merger agreement restrict us from redeeming any securities prior to completion of the merger without CIBC’s consent.

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

Table 24
Non-U.S. GAAP Financial Measures
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	2016			2015
	September 30	June 30	March 31	December 31	September 30
Taxable-equivalent net interest income
U.S. GAAP net interest income	$145,510	$142,017	$139,518	$136,591	$131,209
Taxable-equivalent adjustment	1,207	1,194	1,217	1,206	1,136
Taxable-equivalent net interest income (a)	$146,717	$143,211	$140,735	$137,797	$132,345
Average Earning Assets (b)	$18,084,391	$17,285,351	$16,865,659	$16,631,958	$16,050,598
Net Interest Margin ((a)annualized) / (b)	3.18%	3.28%	3.30%	3.25%	3.23%
Net Revenue
Taxable-equivalent net interest income	$146,717	$143,211	$140,735	$137,797	$132,345
U.S. GAAP non-interest income	37,614	37,130	33,602	32,648	30,789
Net revenue (c)	$184,331	$180,341	$174,337	$170,445	$163,134
Operating Profit
U.S. GAAP income before income taxes	$75,513	$79,362	$76,225	$83,388	$72,626
Provision for loan and covered loan losses	15,691	5,569	6,402	2,831	4,197
Taxable-equivalent adjustment	1,207	1,194	1,217	1,206	1,136
Operating profit	$92,411	$86,125	$83,844	$87,425	$77,959
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$91,920	$94,216	$90,493	$83,020	$85,175
Net revenue	$184,331	$180,341	$174,337	$170,445	$163,134
Efficiency ratio (d) / (c)	49.87%	52.24%	51.91%	48.71%	52.21%
Adjusted Net Income
U.S. GAAP net income available to common stockholders	$48,892	$50,365	$49,552	$52,137	$45,268
Amortization of intangibles, net of tax	332	332	331	357	353
Adjusted net income (e)	$49,224	$50,697	$49,883	$52,494	$45,621
Average Tangible Common Equity
U.S. GAAP average total equity	$1,870,109	$1,809,203	$1,747,531	$1,683,484	$1,625,982
Less: average goodwill	94,041	94,041	94,041	94,041	94,041
Less: average other intangibles	2,073	2,613	3,153	3,711	4,291
Average tangible common equity (f)	$1,773,995	$1,712,549	$1,650,337	$1,585,732	$1,527,650
Return on average tangible common equity ((e) annualized) / (f)	11.04%	11.91%	12.16%	13.13%	11.85%

Table 24
Non-U.S. GAAP Financial Measures (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Taxable-equivalent net interest income
U.S. GAAP net interest income	$427,045	$377,824
Taxable-equivalent adjustment	3,618	3,116
Taxable-equivalent net interest income (a)	$430,663	$380,940
Average Earning Assets (b)	$17,414,256	$15,685,194
Net Interest Margin ((a) annualized) / (b)	3.25%	3.20%
Net Revenue
Taxable-equivalent net interest income	$430,663	$380,940
U.S. GAAP non-interest income	108,346	97,364
Net revenue (c)	$539,009	$478,304
Operating Profit
U.S. GAAP income before income taxes	$231,100	$213,012
Provision for loan and covered loan losses	27,662	11,959
Taxable-equivalent adjustment	3,618	3,116
Operating profit	$262,380	$228,087
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$276,629	$250,217
Net revenue	$539,009	$478,304
Efficiency ratio (d) / (c)	51.32%	52.31%
Adjusted Net Income
U.S. GAAP net income available to common stockholders	$148,809	$133,174
Amortization of intangibles, net of tax	995	1,148
Adjusted net income (e)	$149,804	$134,322
Average Tangible Common Equity
U.S. GAAP average total equity	$1,809,171	$1,573,806
Less: average goodwill	94,041	94,041
Less: average other intangibles	2,611	4,908
Average tangible common equity (f)	$1,712,519	$1,474,857
Return on average tangible common equity ((e) annualized) / (f)	11.68%	12.18%

Table 24
Non-U.S. GAAP Financial Measures (Continued)
(Dollars in thousands)
(Unaudited)

	As of
	2016			2015
	September 30	June 30	March 31	December 31	September 30
Tangible Common Equity
U.S. GAAP total equity	$1,882,354	$1,831,150	$1,767,991	$1,698,951	$1,647,999
Less: goodwill	94,041	94,041	94,041	94,041	94,041
Less: other intangibles	1,809	2,349	2,890	3,430	4,008
Tangible common equity (g)	$1,786,504	$1,734,760	$1,671,060	$1,601,480	$1,549,950
Tangible Assets
U.S. GAAP total assets	$19,105,560	$18,169,191	$17,667,372	$17,252,848	$16,888,008
Less: goodwill	94,041	94,041	94,041	94,041	94,041
Less: other intangibles	1,809	2,349	2,890	3,430	4,008
Tangible assets (h)	$19,009,710	$18,072,801	$17,570,441	$17,155,377	$16,789,959
Period-end Common Shares Outstanding (i)	79,640	79,464	79,322	79,097	78,863
Ratios:
Tangible common equity to tangible assets (g) / (h)	9.40%	9.60%	9.51%	9.34%	9.23%
Tangible book value (g) / (i)	$22.43	$21.83	$21.07	$20.25	$19.65

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and our accounting policies are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that require management to make the most significant estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements. Management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, income taxes and fair value measurements are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations and, as such, are considered to be critical accounting policies. For additional information regarding critical accounting policies, refer to “Summary of Significant Accounting Policies” presented in Note 1 of “Notes to Consolidated Financial Statements” and the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations both included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as the section titled “Credit Quality Management and Allowance for Credit Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included earlier in this Form 10-Q. There have been no significant changes in our application of critical accounting policies since December 31, 2015.

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

The majority of our interest-earning assets are floating-rate instruments. At September 30, 2016, approximately 79% of the total loan portfolio is indexed to LIBOR, including 70% indexed to one month LIBOR, and 16% of the total loan portfolio is indexed to the prime rate. Of the $10.0 billion in loans maturing after one year with a floating interest rate, $916.9 million are subject to interest rate floors, of which 53% were in effect at September 30, 2016, and are reflected in the interest sensitivity analysis below. In addition, commencing in 2016, we have included contractual language in loan agreements that establishes a floor of 0% for loans with LIBOR indices, protecting the Company in the event of negative LIBOR rates. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed-rate loans and securities and interest rate swaps.

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

Based on our current simulation modeling assumptions, the following table shows the estimated impact of an immediate change in interest rates as of September 30, 2016 and December 31, 2015.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
September 30, 2016
Dollar change	$(38,597)	$25,943	$50,830	$94,950	$131,774
Percent change	-6.8%	4.6%	9.0%	16.8%	23.3%
December 31, 2015
Dollar change	$(27,635)	$16,643	$34,168	$64,619	$88,331
Percent change	-5.3%	3.2%	6.6%	12.4%	17.0%

The table above illustrates the estimated impact to our net interest income over a one-year period reflected in dollar terms and percentage change. As an example, if there had been an instantaneous parallel shift in the yield curve of +100 basis points on September 30, 2016, net interest income would increase by $50.8 million, or 9.0%, over a twelve-month period, as compared to an increase in net interest income of $34.2 million, or 6.6%, if there had been an instantaneous parallel shift of +100 basis points at December 31, 2015. The increase in the above interest rate asset sensitivity at September 30, 2016 compared to December 31, 2015, is due to a net increase in rate-sensitive assets. Rate-sensitive assets, particularly loans indexed to short-term rates, increased during the nine months ended September 30, 2016. The increase was funded by rate-sensitive liabilities, primarily deposits and short-term borrowings. Overall asset sensitivity increased during 2016 due primarily to asset and liability compositional changes, including a decrease in our cash flow hedge portfolio. Based on our modeling, the Company remains in an asset sensitive position and expects to benefit from a rise in interest rates. We note, however, that 79% of our loans are indexed to LIBOR, mostly one-month LIBOR, and there can be no guarantee that action by the Federal Reserve to change the target Fed funds rate will cause an immediate parallel shift in short-term LIBOR. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since the announcement of the proposed transaction with CIBC, three stockholders of the Company have filed separate putative class actions on behalf of our public stockholders in the Cook County Circuit Court, Chicago, Illinois. The three actions have been consolidated and styled In re PrivateBancorp, Inc. Shareholder Litigation, 2016-CH-08949. All of the actions name as defendants the Company and each of its directors individually. The complaints assert that the directors breached their fiduciary duties in connection with the proposed transaction. Two of the complaints are also brought against CIBC and assert that the Company and CIBC aided and abetted the directors’ alleged breaches. The actions broadly allege that the transaction was the result of a flawed process, that the price is unfair, and that certain provisions of the merger agreement might dissuade a potential suitor from making a competing offer, among other things. The plaintiffs subsequently filed an amended complaint, adding a claim alleging breaches of the fiduciary duty of disclosure by the directors. Plaintiffs seek injunctive relief, including damages. The plaintiffs in the three actions recently have agreed in principle not to pursue the actions as a result of the inclusion of certain additional disclosures in the proxy statement for the Company’s special meeting of stockholders. The defendants, including the Company, believe the demands and complaints are without merit and there are substantial legal and factual defenses to the claims asserted.

As of September 30, 2016, and in the ordinary course of business, there were various other legal proceedings pending against the Company and our subsidiaries that are incidental to our regular business operations. Management does not believe that the outcome of any of these proceedings will have, individually or in the aggregate, a material adverse effect on our business, results of operations, financial condition or cash flows.

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

•
matters relating to the merger (including integration planning) require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company; and

•
during the pendency of the merger, our stock price is likely to be impacted by factors affecting CIBC’s ongoing business, prospects and stock price because a majority of the merger consideration is in the form of CIBC common shares; the longer period of time that the merger is pending, the more our stockholders (including employee stockholders) may be exposed to fluctuations in the price of CIBC common shares, which could have an adverse impact on our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company’s monthly common stock purchases during the nine months ended September 30, 2016, which are solely in connection with the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock and stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
July 1 - July 31, 2016	89	$43.97	—	—
August 1 - August 31, 2016	351	43.95	—	—
September 1 - September 30, 2016	117	46.55	—	—
Total	557	$44.50	—	—

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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 4, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: November 4, 2016