Form 10-K
period 2016-12-31
PRIVATEBANCORP, INC
filed 2017-03-01
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2016, determined using a per share closing price on that date of $44.03, as quoted on The Nasdaq Stock Market, was $3,446,864,642.
As of February 27, 2017, there were 80,026,661 shares of the issuer’s voting common stock, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required to be disclosed pursuant to Part III of this report either shall be: (i) deemed incorporated by reference from selected portions of the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of Registrant’s fiscal year; or (ii) included in an amendment to this report filed with the Commission on a Form 10-K/A not later than the end of such 120 day period.

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

Through the Bank, we provide customized business and personal financial services to middle market companies, as well as business owners, executives, entrepreneurs and families in the markets and communities we serve. As of December 31, 2016, we had total assets of $20.1 billion, including total loans of $15.1 billion, total deposits of $16.1 billion and total stockholders’ equity of $1.9 billion and operated out of 36 offices located in 13 states, including 23 full-service banking office locations in four states. Our full-service bank branches are located principally in the greater Chicago metropolitan area, with additional branches in the St. Louis, Milwaukee and Detroit metropolitan areas. We have non-depository commercial banking offices strategically located in major commercial centers to further our reach with our core client base of middle market companies.

Pending Transaction with Canadian Imperial Bank of Commerce

On June 29, 2016, the Company entered into a definitive merger agreement with Canadian Imperial Bank of Commerce (“CIBC”), a Canadian chartered bank, and CIBC Holdco Inc. (“Holdco”), a newly-formed Delaware corporation and a direct, wholly owned subsidiary of CIBC, which contemplates that the Company will merge with and into Holdco, with Holdco surviving the merger. Closing of the transaction remains subject to the receipt of required regulatory and stockholder approvals and other customary closing conditions. Following the merger, the Bank will be headquartered in Chicago, Illinois, retain its Illinois state banking charter and be an indirect, wholly owned subsidiary of CIBC.

If approved by our stockholders, under the terms of the definitive agreement, at the effective time of the merger, shareholders of the Company would have the right to receive $18.80 in cash and 0.3657 of a CIBC common share for each outstanding share of PrivateBancorp common stock. Based on the closing price of CIBC common shares on the NYSE as of February 27, 2017, of $90.04, total consideration for the transaction is valued at approximately $4.1 billion, or $51.73 per share of Company common stock. The actual transaction value would be based on the number of shares of common stock of the Company outstanding at the closing and the price of CIBC common stock as of the closing.

The full text of and additional information about the definitive merger agreement is included in the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission (“SEC”) on July 6, 2016.

Our Vision and Strategy

Our vision is to be the premier commercial bank in the Midwest and profitably and responsibly grow our business while maintaining a strong asset quality profile. Our goal is to develop meaningful long-term full banking relationships with our clients by delivering high-touch service and customized product solutions across our platform. We are a Chicago-based bank that serves commercial clients across the country. Our seasoned banking teams serve our clients through a relationship-based approach to deliver banking and wealth management solutions to meet our clients’ comprehensive needs. Due to our commercial focus and relationship-based model, we currently operate with a significantly smaller branch network than banks of generally comparable size, and we offer commercial banking products, services and expertise that enable us to compete with larger banks for middle market commercial clients.

Our business has transformed and grown significantly over the past decade since we hired a substantial group of senior commercial middle market banking executives, including our CEO, from a large Chicago-based financial institution that, at the time, recently had been acquired by a global money center bank. We initially raised a substantial amount of private equity capital to support growth under the new leadership team and invested in adding a significant number of senior commercial bankers and other professionals needed to support the expected new business. As illustrated by the chart below, over the past decade, we have significantly expanded our business, growing our total loans from $4.2 billion at year end 2007 to $15.1 billion at year end 2016, a compounded annual growth rate of 15% over that period, and successfully transformed from a commercial real estate and construction-focused lender to a more comprehensive commercial bank with approximately two-thirds of our loan portfolio comprised of commercial loans (i.e., commercial and industrial loans and owner-occupied commercial real estate):

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

Our growth strategy is primarily focused on organic growth across our lines of business and, since implementation of our strategic transformation, most of our growth has been organic and, over the past several years, through reinvesting most of our earnings in our business. In addition to our focus on cross-selling products and services to our existing clients and acquiring new clients through referrals and business development efforts, we have, as part of our organic growth strategy, expanded our business by recruiting experienced banking professionals with specialized industry expertise and relationships. A strategic priority for us, particularly given our limited retail branch network, has been expanding our stable core deposit gathering capabilities and diversifying our overall funding base to continue supporting organic loan growth over the long term.  To address this strategic priority, in recent years we have considered various potential strategies to diversify our funding base, including potential acquisitions of retail banking franchises and other business initiatives.  In June 2016, we agreed to a strategic combination with CIBC, which would result in us becoming part of a larger, financially strong North American organization and enhancing our sources of diversified, stable funding.

Our Business

We operate Commercial Banking, Community Banking and Private Wealth businesses and seek to generate loans and fee income, gather deposits and cross-sell products and services through each business. At the corporate level, we manage our investment portfolio, hedging activities, funding and liquidity, including the supplementing of deposits generated through our lines of business.

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

Due to our history and presence in Chicago, as well as the long-standing relationships that many of our senior executives and commercial bankers have here, our largest geographic market is the Chicago metropolitan area and surrounding areas in Illinois. Over the past decade, we have expanded our reach beyond Chicago and Illinois by establishing a National Commercial Banking group within our Commercial Banking business and opening several commercial banking offices in major commercial centers to build our brand, diversify our geographical exposure and expand our reach with our core client base. In addition to our bank branches in the Chicago metropolitan areas, we also conduct our banking business through branches in the St. Louis, Milwaukee and Detroit metropolitan areas and through commercial banking offices in Atlanta, Georgia; Cleveland, Ohio; Denver, Colorado; Miami, Florida; Des Moines, Iowa; Grand Rapids, Michigan; Indianapolis, Indiana; Kansas City, Missouri; Minneapolis, Minnesota; Pittsburgh, Pennsylvania; and Stamford, Connecticut. We may open additional commercial banking offices in other major commercial centers in the future to continue expanding our geographic reach and growing our Commercial Banking business.

Our Commercial Banking business also encompasses our Treasury Management, Loan Syndications and Capital Markets groups. A general overview of these groups, as well as the products and services delivered by our Commercial Banking teams, is set forth below.

Commercial Loans. We offer commercial borrowers revolving lines of credit for working capital needs, term loans to finance expansion, acquire inventory or equipment or otherwise support growth, and standby and performance letters of credit to facilitate transactions with trading partners. Included in our commercial loans are loans secured at least in part by non-residential owner-occupied commercial real estate where the cash flows from the borrowers’ business, as opposed to cash flows from the real estate itself, serve as the primary source of loan repayment. Also included within our commercial loans are leveraged loans, which are primarily underwritten on the recurring cash flow and earnings of the borrower, typically to finance leveraged buyouts, add-on acquisitions, recapitalizations and other strategic initiatives, and generally have higher debt-to-earnings ratios compared to other commercial loans.

At December 31, 2016, we had a $9.6 billion commercial loan portfolio, which comprised 64% of our total loan portfolio. We believe our commercial loan portfolio is well diversified among borrowers, industries and geographies. The average note size of our commercial loans is approximately $3.8 million, although given the nature of our business, we also have many significantly larger commercial loan relationships, including some that exceed $25 million.

As part of our Commercial Banking business, our relationship managers also source syndicated lending opportunities arranged by other banks in which we participate in a non-lead capacity, particularly in situations where we have a pre-existing relationship with the borrower and/or its principals or have an opportunity to cross-sell other products and services to them. Of our $15.1 billion in total loans outstanding at December 31, 2016, $3.0 billion, or 20%, were syndicated loans for which we were a non-lead participant; of this $3.0 billion, $2.2 billion were Shared National Credits (“SNCs”), which are loan transactions of at least $20 million that are shared by three or more regulated depository institutions. The SNCs in which we have participated in a non-lead role typically are led by one or more of the global money center banks or large super regional banks.

Commercial Real Estate Loans. We offer professional real estate investors and developers credit solutions for the construction, acquisition, redevelopment and refinancing for major core property types, including office, industrial, retail, multi-family, student housing and for-sale housing. We provide financing opportunities for privately-held, entrepreneurial real estate companies as well as for REITs and other institutional real estate clients. We generally are a short- and medium-term lender for commercial real estate properties. The majority of our investor and developer clients are based within our geographic footprint, although the properties financed for them may be located in other regions. Our commercial real estate specialists are located in the Chicago, Illinois; Atlanta, Georgia; Cleveland, Ohio; Denver, Colorado; Detroit, Michigan; Milwaukee, Wisconsin; Minneapolis, Minnesota; and St. Louis, Missouri markets. At December 31, 2016, we had a $4.1 billion commercial real estate portfolio (exclusive of construction loans) and a $418.0 million construction portfolio, which comprised 27% and 3%, respectively, of our total loan portfolio. The average note size of our commercial real estate loans is approximately $5.4 million, although as noted above, we also have many significantly larger credit relationships in our commercial real estate business.

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

Our largest industry specialty is our healthcare team. We employ experienced healthcare industry professionals who understand the industry’s unique challenges and regulatory framework and the numerous healthcare sub-markets. We have a particular focus on the senior care sector, including independent, assisted living and skilled care/nursing facilities. Lending relationships in this industry group are primarily with for-profit borrowers and the average size of the credit relationship per borrower tends to be larger compared to our non-specialty commercial lending portfolio. As of December 31, 2016, we had a $2.0 billion healthcare loan portfolio, which represented 21% of our commercial loan portfolio and 13% of our total loan portfolio. We also have professionals specializing in the following industries and products:

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

As a commercial-focused bank, our largest source of deposits is our commercial client base and, accordingly, we actively cross-sell our treasury management products and services to our commercial clients and focus on lending relationships where we believe we have an opportunity to acquire deposits and provide treasury management products and services. We offer our commercial clients an earnings credit rate, which reduces the amount of treasury management fees charged to a client based on the average balance maintained by the client in noninterest-bearing deposit accounts. As of December 31, 2016, approximately 75% of our commercial clients had a treasury management relationship with us. For the year ended December 31, 2016, treasury management was our largest source of non-interest income at $33.9 million, or 23%, of total non-interest income.

Loan Syndications. We have a loan syndications team that generates fee revenue by arranging for other lenders to participate in a loan transaction either at a borrower’s request or in connection with us strategically managing the composition of our loan portfolio to, among other things, mitigate our risk exposure to a single borrower, transaction or industry. In larger lending transactions, we may arrange loans on a best-efforts basis (in which we commit to extend only a portion of the total commitment, pro rata with other lenders, and the borrower obtains the full credit request only if the syndications team arranges sufficient commitments from other lenders or investors) or we may fully underwrite credit facilities (in which we commit to lend the full credit facility to the client and, following the initial closing, syndicate portions of that credit to other lenders). In this way, syndications allow us to structure, and serve as the lead arranger for lending transactions that we may not otherwise be able to participate in, as we are able to reduce our credit exposure to the client relationship and/or decrease loan concentrations by industry, type or size. Serving as the lead for these lending transactions may enhance our ability to retain or acquire the deposit and treasury management relationship and obtain future business from the borrower. In 2016, our syndications team generated $21.0 million, or 14%, of total non-interest income. We syndicate both commercial loans (68% of syndication fees in 2016) and commercial real estate loans (32% of syndication fees in 2016). As of December 31, 2016, of our $15.1 billion in total loans outstanding, we had $2.5 billion of retained balances from syndicated loan transactions for which we serve as the lead or co-lead.

Capital Markets. We have a team of capital markets professionals that work with our commercial banking relationship managers to assist our commercial clients with their risk management objectives by offering a suite of interest rate and foreign currency hedging solutions. Our interest rate management products, such as interest rate swaps, caps, floors, collars and swaptions, assist our borrower clients in protecting themselves from unexpected interest rate movements, achieving predictable debt service payments and balancing their mix of fixed and floating-rate debt. To assist clients with their management of foreign currency transactions, we offer foreign currency wire transfers and facilitate collection of foreign currency drafts and checks, and to assist with their management of currency fluctuations, we offer foreign exchange forwards, window forwards, swaps and options. We also provide foreign currency risk management services to clients, such as developing foreign exchange policies and providing research. For the year ended December 31, 2016, our capital markets group generated $25.3 million, or 17%, of total non-interest income.

Community Banking

Our Community Banking business serves the personal, residential mortgage and small business banking needs of consumers and small businesses through our bank branches. Our Community Banking business is focused primarily on the Chicago metropolitan area, where most of our bank branches are located.

Retail Banking. Through a network of 23 full-service banking office locations, of which 20 are in Chicago and its surrounding communities, we provide traditional personal banking and investment products and services, including checking, savings and money market deposit accounts, certificates of deposit (“CDs”), health savings accounts, and personal lending products, such as home equity loans and lines of credit, auto loans (primarily for used cars), secured and unsecured loans (often used to fund educational costs or consolidate debt) and overdraft protection loans. We also offer retail deposit products through The Palladian PrivateBank, our online banking portal.

Residential Mortgage Banking. We offer a full range of residential mortgage loans for purchasing or refinancing one- to four-family residential properties, primarily through a correspondent model in which we originate loans for sale in the secondary market based on the underwriting standards of third-party investors and transfer servicing rights together with the sale of the loan. In certain cases, we retain originated mortgage loans for our portfolio, primarily jumbo and nonconforming loans. We currently do not service loans for other entities. We have residential mortgage origination teams in the Chicago, St. Louis, Milwaukee and Detroit markets to serve the residential mortgage needs of the communities in which we have bank branches. As of December 31, 2016, we employed 24 residential mortgage loan originators. During 2016, we originated and sold approximately $485.4 million of first mortgage loans, which generated $15.9 million, or 11%, of total non-interest income.

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

Private Wealth

Our Private Wealth business provides private banking and financial advisory, trustee, and asset management services to high net-worth individuals (generally those with more than $1 million of investable assets) and asset management and retirement plan services to for-profit and not-for-profit corporate/institutional clients. We offer our Private Wealth services mostly in the Chicago market and from our banking offices in the St. Louis, Milwaukee and Detroit markets, where we have full-service Private Wealth teams. Consistent with our relationship-based model and focus on cross-selling products and services to our clients, our Private Wealth business places a particular emphasis on servicing our commercial banking clients and their owners and executives. As of December 31, 2016, approximately 23% of our commercial clients had a relationship with our Private Wealth business. The products and services offered to our Private Wealth clients include the following:

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

Custody and escrow services involve safeguarding and administering client assets but do not involve providing investment management services. These assets are considered to be “non-managed” assets under management and administration (“AUMA”) and have a significantly lower fee structure than “managed” AUMA, which are assets for which we provide investment management services. As of December 31, 2016, we had total AUMA of $9.7 billion from which we generated $21.1 million of non-interest income, 89% of which was attributable to managed AUMA.

Deposit Generating Activities

We rely on a relationship-based approach to generate deposits through our Commercial Banking, Community Banking and Private Wealth businesses. Generating core deposits is one of our key strategic objectives for our lines of business, as deposits serve as our primary source of funding for loan growth. Given the commercial focus of our business, a majority of our deposit base is comprised of commercial accounts, which typically have larger average deposit balances than retail accounts. As of December 31, 2016, approximately 70% of our deposits were attributable to accounts managed in our Commercial Banking business, including certain non-traditional commercial deposits discussed below.

An important source of deposits for us are cash sweep programs operated by broker-dealers (“BDs”) with which we have entered into a contract to serve as a program bank. The contracts governing our participation as a program bank have a specified term, set forth the pricing terms for the deposits and generally provide for minimum and maximum deposit levels that the BDs will have with us at any given time. We believe these cash sweep program deposits provide a stable, cost-effective source of funding. The regulatory definition of “brokered deposits,” however, includes any non-proprietary funds deposited, or referred for deposit by a third party. As a result, our cash sweep program deposits are classified for regulatory purposes as brokered deposits. We refer to these and other similar deposits as “non-traditional” brokered deposits to distinguish them from traditional brokered time deposits that are acquired through deposit brokers in the wholesale market.

We also maintain access to a number of wholesale funding sources, including traditional brokered time deposits, which we use, as needed, to supplement our funding sources and manage liquidity. Over the past decade, as part of our strategic plan to transition to a middle market focused commercial bank, we have significantly reduced our reliance on traditional brokered time deposits.

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

Large Deposit Relationships
(Dollars in thousands)

	December 31,
	2016	2015
Ten largest depositors:
Deposit amounts	$2,378,709	$2,229,471
Percentage of total deposits	15%	16%
Classified as brokered deposits	$1,399,271	$1,255,315
Deposit Relationships of $75 Million or More:
Deposit amounts	$4,383,939	$3,247,548
Percentage of total deposits (all relationships)	27%	23%
Percentage of total deposits (financial services businesses only)	15%	15%
Number of deposit relationships	31	22
Classified as brokered deposits	$2,284,536	$1,752,329

For information regarding our deposits, see “Funding and Liquidity Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 8 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Investment and Hedging Activities

We maintain a managed investment securities portfolio intended to provide liquidity, maximize risk-adjusted total return, and provide a means to modify our asset/liability position as deemed appropriate. We invest primarily in collateralized mortgage obligations and residential and commercial mortgage-backed securities issued or guaranteed by U.S. Government agencies or U.S. Government-sponsored enterprises, which totaled 72% of our investment portfolio at December 31, 2016. We also invest in bank-qualified tax-exempt obligations of states and local political subdivisions, which totaled 12% of our investment portfolio at December 31, 2016. We also invest in U.S. Treasury and U.S. agency securities. The investment portfolio is one of the tools we use to manage our net asset/liability position in an attempt to mitigate the interest rate risk sensitivity and characteristics of our loan portfolio. For information regarding our investment portfolio, see “Investment Portfolio Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 3 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

Competition

We conduct business in the highly competitive financial services industry, which has been and continues to be impacted by significant and increasing government regulation, increasing technological demands and disruption and the presence of many new non-bank competitors. In particular, there is significant competition among commercial banking institutions in the Chicago market, which continues to be a fragmented market with a large number of banking organizations despite significant consolidation over the past decade, and in the broader Midwestern market in which most of our operations and relationships are located. According to the FDIC’s Summary of Deposits as of June 30, 2016 (the most recent date publicly available), there were 208 banking organizations operating in the Chicago metropolitan statistical area (“MSA”). As of such date, we had the seventh highest deposit market share in the Chicago MSA, and the third highest among banking organizations headquartered in the Chicago MSA, at 3.3%. The three largest banking organizations operating in the Chicago MSA (JPMorgan Chase Bank, NA, BMO Harris Bank, NA and Bank of America, NA) collectively had a 46.0% deposit market share.

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

Employees

As of December 31, 2016, we employed a total of 1,301 full-time-equivalent employees, which is a significantly smaller employee base than banks of similar size, due in part to our commercial bank model and comparatively small branch network.

Segments

For information regarding our three business segments for financial reporting purposes—Banking (comprised of our Commercial Banking business, Community Banking business and the private banking business within Private Wealth), Asset Management (comprised of the trust and asset management business within Private Wealth) and Holding Company Activities—see “Operating Segments Results” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 21 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10‑K.

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

SUPERVISION AND REGULATION

General

Banking is a highly regulated industry. The following is a summary of certain aspects of various statutes, regulations and supervisory guidance applicable to the Company and our subsidiaries. This summary is not complete, however, and is qualified in its entirety to the applicable statutes and regulations. These statutes and regulations may change, or additional statutes or regulations could be adopted, in the future and we cannot predict what effect, if any, these changes or new statutes or regulations could have on our business or revenues. Following the U.S. federal elections in November 2016, the new Presidential administration and Congress have expressed their desire to significantly reshape the financial regulatory landscape over the next couple of years, which could result in changes to the regulatory framework outlined below. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of customers and the banking system in the United States. As such, actions taken by bank regulatory agencies may conflict with or be adverse to the interests of the stockholders of banks and bank holding companies.

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

Bank Holding Company Regulation

Basel III Capital Rules. The capital rules of the FRB and the FDIC applicable to us are referred to as the “Basel III Capital Rules.” These rules, which became effective January 1, 2015, establish a comprehensive capital framework for U.S. banking organizations based on the Basel Committee on Banking Supervision’s December 2010 framework for strengthening international capital standards as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the prior U.S. risk-based capital rules.

Under the Basel III Capital Rules, the minimum capital ratios that are currently applicable are as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital to risk-weighted assets;

•	8.0% Total capital to risk-weighted assets; and

•	4.0% Tier 1 capital to average quarterly assets (the “Leverage Ratio”).

The Basel III Capital Rules also impose a capital component referred to as the “capital conservation buffer,” which is designed to enhance a banking institution’s ability to absorb losses during periods of economic stress by placing restrictions on the institution’s dividends, equity repurchases and discretionary bonus payments to executive officers if the institution does not have capital meeting or exceeding the required buffer. The capital conservation buffer began being phased in on January 1, 2016 and will be fully phased-in as of January 1, 2019. When fully phased-in, the capital conservation buffer will require a banking institution to maintain additional CET1 over the minimum risk-based capital ratios described above, which will result in the following minimum capital ratios to avoid restrictions on dividends, equity repurchases and discretionary bonus payments:

•	7.0% CET1 to risk-weighted assets;

•	8.5% Tier 1 capital to risk-weighted assets; and

•	10.5% Total capital to risk-weighted assets.

Regarding the phase-in schedule, the applicable capital conservation buffer amount as of January 1, 2017 is 1.25% of risk-weighted assets, and will increase by 0.625% each year for the next two years, resulting in full implementation at 2.5% of risk-weighted assets beginning January 1, 2019.

The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1, or all such categories in the aggregate exceed 15% of CET1. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded for purposes of determining regulatory capital ratios; however, non-advanced approaches banking organizations, such as PrivateBancorp and the Bank, were permitted to make a one-time permanent election when the Basel III Capital Rules became effective to continue the approach under the former capital regulations of excluding accumulated other comprehensive income items from regulatory capital. PrivateBancorp and the Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio.

The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from being included as Tier 1 capital of bank holding companies, subject to a phase-out period. Trust preferred securities no longer included in an organization’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out. Under the rules, however, for bank holding companies like us that had less than $15 billion in total consolidated assets as of December 31, 2009, trust preferred securities that were issued prior to May 19, 2010 are grandfathered in as a component of Tier 1 capital. Bank holding companies with grandfathered trust preferred securities will become subject to the Tier 1 capital treatment phase-out schedule for other bank holding companies with assets greater than $15 billion at the time of any acquisition that results in post-closing total consolidated assets equal to or greater than $15 billion. The Tier 1 capital treatment of our existing $167.7 million in trust preferred securities is currently grandfathered under the rules, but we believe that the completion of our merger with CIBC will cause our trust preferred securities to lose their Tier 1 capital treatment. Similarly, even if the pending merger with CIBC is not consummated, if we were to pursue balance sheet growth through acquisitions or mergers, our trust preferred securities may lose their Tier 1 capital treatment. In either case, we believe the trust preferred securities may be included as a component of Tier 2 capital.

Implementation of the deductions and other adjustments to CET1 began at 40% on January 1, 2015 and are being phased-in over a four-year period (an additional 20% was added on July 1, 2016 and an additional 20% will be added in the following two years).

The Basel III Capital Rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act (the “FDI Act”), which are applicable to the Bank. Specifically, under the Basel III Capital Rules, to be deemed to be “well-capitalized” for prompt corrective action purposes, an institution must meet the following minimum ratios:

•	6.5% CET1 to risk-weighted assets;

•	8.0% Tier 1 capital to risk-weighted assets;

•	10.0% Total capital to risk-weighted assets; and

•	5.0% Leverage Ratio.

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

The Basel III Capital Rules prescribe a standardized approach for risk weightings depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures.

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

As of December 31, 2016, PrivateBancorp and the Bank satisfied all capital adequacy requirements under the Basel III Capital Rules, including the capital conservation buffer on a fully phased-in basis, with a 9.83% CET1 to risk-weighted assets ratio, a 10.73% Tier 1 capital to risk-weighted assets ratio, a 12.49% total capital to risk-weighted assets ratio and a 10.28% Leverage Ratio.

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

The federal bank regulators have adopted final rules implementing the LCR, which is applicable only to banking organizations with total consolidated assets of $250 billion or more or on-balance sheet foreign exposure of $10 billion or more. Organizations with $50 billion or more in total assets are subject to a “modified” LCR with less stringent requirements. The LCR generally requires these large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR technically only applies to these larger banking organizations and not to PrivateBank due to our size, certain elements are expected to filter down to all insured depository institutions through the supervisory process. Similarly, although the rules proposed by the federal bank regulators to implement the NSFR do not apply to organizations, such as PrivateBank, with less than $50 billion in total assets, certain elements of those rules, if adopted as final rules, can be expected to filter down to all insured depository institutions through the supervisory process.

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

Furthermore, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. Approval of interstate bank mergers is subject to certain conditions, including: well-capitalized and well-managed standards, Community Reinvestment Act (“CRA”) compliance and deposit concentration limits, compliance with federal and state antitrust laws and compliance with applicable state consumer protection laws. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law. In addition, the Interstate Banking Act, as amended by the Dodd-Frank Act, permits a bank, with the approval of the appropriate federal and state bank regulatory agencies, to establish a de novo branch in a state other than the bank’s home state if the law of the state in which the branch is to be located would permit establishment of the branch if the out of state bank were a state bank chartered by such state.

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

Dividends. In the FRB’s policy statement on the payment of cash dividends by bank holding companies, the FRB has expressed its view that a bank holding company should inform the FRB and should eliminate, defer or severely limit the payment of dividends if (i) the bank holding company’s net income for the past four quarters is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The policy statement also provides that the FRB should be informed in advance prior to declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends. Additionally, as discussed above under “—Basel III Capital Rules,” the capital conservation buffer began being phased in on January 1, 2016, with full phase-in by January 1, 2019. If we do not maintain the required amount of CET1 to meet the capital conservation buffer amounts, our ability to pay dividends will be restricted.

In addition to the restrictions on dividends imposed by the FRB, Delaware law also places limitations on the ability of a corporation to pay dividends. Corporations may only pay dividends out of surplus or net profits in accordance with Delaware law. The ability of a holding company to pay dividends may also depend on the receipt of dividends from its banking subsidiaries. During 2016 and 2015, the Bank did not make any dividend payments to the holding company and we used the cash maintained at the holding company level to pay dividends.

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

Reserve Requirements. The Bank is subject to FRB regulations requiring depository institutions to maintain noninterest-earning reserves against its transaction accounts. For net transaction accounts in 2017, the first $15.5 million of a bank’s transaction accounts (subject to adjustments by the FRB) are exempt from the reserve requirements. The FRB regulations generally require 3% reserves on a bank’s transaction accounts totaling between $15.5 million and $115.1 million. For transaction accounts totaling over $115.1 million, FRB regulations require reserves of $3.0 million plus 10% of the amount over $115.1 million.

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

Stress Testing. Financial institutions with total consolidated assets between $10 billion and $50 billion are subject to rules adopted by the federal bank regulatory agencies implementing the stress test requirements under the Dodd-Frank Act. Specifically, under the stress rest rules required by the Dodd-Frank Act, we are required to assess the potential impact of a minimum of three macroeconomic scenarios—baseline, adverse and severely adverse scenarios—on our consolidated balance sheet (including risk-weighted assets), income statement and capital. This assessment is referred to as “DFAST.” We are required to conduct the DFAST on an annual basis, submit the results to the FRB and the FDIC and publicly disclose a summary of such results under the supervisory severely adverse scenario. We completed the required DFAST and submitted the results to the FRB and the FDIC in July 2016, and in October 2016 publicly disclosed a summary of the results under the supervisory severely adverse scenario.

Insurance of Deposit Accounts. Under FDICIA, the Bank, as a FDIC-insured institution, is required to pay deposit insurance premiums based on the risk it poses to the Deposit Insurance Fund (“DIF”). The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve required ratios in the insurance fund and to impose special additional assessments.

The FDIC rules on deposit insurance assessment implement a provision in the Dodd-Frank Act that broadened the assessment base from one based on domestic deposits to one based on total assets less average tangible equity. Such rules also establish a separate risk-based assessment system for “large institutions” with more than $10 billion in assets, such as PrivateBank, and for other large, highly complex institutions. Under these rules, large institutions are subject to different minimum and maximum total assessment rate ranges. The ranges are subject to certain adjustments by the FDIC without further rulemaking. The large bank pricing system is intended to result in higher assessments for banks with concentrations of “higher-risk assets,” less stable balance sheet liquidity, or potentially higher loss severity in the event of failure. The FDIC defines higher-risk assets for deposit insurance assessment purposes as “higher-risk commercial and industrial loans,” construction and development loans and “higher-risk consumer loans.” Higher-risk commercial and industrial loans are defined as loans to borrowers who have an operating leverage ratio exceeding a specified amount and are using the proceeds for specified purposes; a portion (but not all) of our leveraged loans are considered to be higher-risk assets under for this purpose. Refer to Table 13 in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for our levels of higher-risk assets as of December 31, 2016 and 2015. Brokered deposits generally contribute to an increase in FDIC insurance assessments due to their impact on the loss severity factor and the core deposit and balance sheet liquidity ratios used to calculate the assessments.

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

The CFPB has implemented rules that simplify and integrate the mortgage disclosures required under TILA and RESPA. The Bank believes that it is in compliance with these disclosure requirements.

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

The CRA requires that all institutions make public disclosure of their CRA ratings. In the first quarter 2016, the Bank was assigned a “satisfactory” rating for its most recent CRA performance evaluation, which covers our performance during 2013, 2014 and a portion of 2015.

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

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Larry D. Richman (64)	President and Chief Executive Officer, and member of the Board of Directors, of PrivateBancorp and The PrivateBank since November 2007. Prior to joining the Company, Mr. Richman was President and Chief Executive Officer of LaSalle Bank, N.A. and President of LaSalle Bank Midwest N.A., which were sold to Bank of America Corporation on October 1, 2007. Mr. Richman began his career with American National Bank and joined Exchange National Bank in 1981, which merged with LaSalle Bank in 1990.	2007
C. Brant Ahrens (46)
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
		2007
Karen B. Case (58)	Executive Vice President of the Company and President of Commercial Real Estate of the Bank. Prior to joining the Company in October 2007, Ms. Case was Executive Vice President of LaSalle Bank, N.A. overseeing the Illinois Commercial Real Estate group. Prior to joining LaSalle Bank in 1992, Ms. Case established and managed the Midwest real estate lending operations for New York-based Marine Midland Bank.	2007
Jennifer R. Evans (58)
Executive Vice President, General Counsel and Corporate Secretary of the Company. In addition to her strategic advisory role and responsibility for all legal functions, Ms. Evans assumed oversight responsibility for compliance and regulatory affairs functions in mid-2016. Prior to joining the Company in January 2010, Ms. Evans was a consultant to various financial institutions, audit committees and public companies regarding compliance, regulatory and disclosure matters. Ms. Evans served as Executive Vice President and General Counsel for MAF Bancorp, Inc. and its subsidiary Mid America Bank from 2004 to 2007 following 20 years in private practice with the law firm Vedder Price P.C.
		2010
Bruce R. Hague (62)	Executive Vice President of the Company and President of National Commercial Banking of the Bank, with responsibility for our regional banking and commercial lending offices. Prior to joining the Bank in October 2007, Mr. Hague spent 15 years at LaSalle Bank, N.A., where he ultimately became Executive Vice President of National Commercial Banking, responsible for 23 regional banking offices, including all commercial regional offices located throughout the United States, International Corporate Banking, the LaSalle Leasing Group, Corporate Finance, and Treasury Management Sales.	2007
Kevin M. Killips (62)
Executive Vice President of the Company and Chief Financial Officer of the Company and the Bank since March 2009. In addition to his responsibility for all financial functions, Mr. Killips has leadership responsibility for operational and technology functions. Prior to joining the Company, Mr. Killips served as controller and chief accounting officer of Discover Financial Services (NYSE: DFS) from March 31, 2008. Prior to joining Discover Financial Services, Mr. Killips was employed by LaSalle Bank, N.A., where he worked for nearly ten years and ultimately served as Corporate Executive Vice President, North American Chief Accounting Officer and Corporate Controller. Prior to working at LaSalle Bank, he was director of Internal Audit, and then Vice President-Finance for leasing operations at Transamerica Corporation. Mr. Killips, a certified public accountant, also worked for Ernst & Young from 1979-1993.
		2009

Name (Age)	Position or Employment for Past Five Years	Executive Officer Since
Bruce S. Lubin (63)	Executive Vice President of the Company and President of Illinois Commercial Banking of the Bank. From December 2009 to February 2012, he also had leadership responsibility for the Private Wealth group. Prior to joining the Bank in October 2007, Mr. Lubin was executive vice president and head of the Illinois Commercial Banking Group at LaSalle Bank, N.A. Mr. Lubin had been employed by LaSalle Bank since 1990, when it acquired Exchange National Bank. Mr. Lubin was an employee of Exchange National Bank beginning in 1984.	2007
Kevin J. Van Solkema (56)
Executive Vice President and Chief Risk Officer of the Company, a position he has held since July 2016. Prior to becoming the Chief Risk Officer, he served as the Chief Credit Risk Officer since joining the Company. Prior to joining the Company in January 2008, Mr. Van Solkema was employed by LaSalle Bank, N.A. as Deputy Chief Credit Officer. From March through June 2007, Mr. Van Solkema was employed by CitiMortgage before rejoining LaSalle Bank. Prior to that, Mr. Van Solkema served as Head of Consumer Risk Management for ABN AMRO North America/LaSalle Bank, which included responsibility for all credit and operational risk management activities for ABN AMRO Mortgage Group, as well as LaSalle Bank’s consumer lending and portfolio mortgage units. Mr. Van Solkema was Head of Risk Management at Michigan National Bank prior to it being acquired by LaSalle Bank in 2001.
		2008
Vicki Znavor (56)
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

•
uncertainty regarding U.S. regulatory reform proposals, geopolitical developments and the U.S. and global economic outlook that may continue to impact market conditions or affect demand for certain banking products and services;

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

Our commercial loan portfolio, which includes commercial and industrial loans and owner-occupied commercial real estate loans, totaled $9.6 billion, or 64% of our total loan portfolio, at December 31, 2016. The repayment of the commercial loans is largely dependent upon the financial success and viability of the borrower, which generally is impacted by the state of the overall economy, rather than through the operation or liquidation of the underlying collateral. The collateral securing commercial loans, such as accounts receivable, inventory, equipment and real estate specific to the borrower’s use, may be difficult and costly to liquidate given its often unique nature. As a result, if a commercial loan defaults and we foreclose on the underlying collateral, we may not be able to recover the full principal amount of the loan, which would increase our credit costs.

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

Many of our commercial loans involve larger relationships. We had 182 individual credit relationships with credit commitments exceeding $25 million, most of which are commercial loans, which totaled $6.2 billion of commitments and represented $3.6 billion of outstanding loans, or 24% of our loan portfolio, at December 31, 2016. The borrowers in some of these credit relationships may be related to other obligors as guarantors or share related ownership structures. Of our largest commitments, commitments exceeding $50 million represented $916.4 million in total commitments and $336.4 million of outstanding loans at December 31, 2016, compared to $688.3 million in total commitments and $232.1 million of outstanding loans at December 31, 2015. Because of their size relative to our overall loan portfolio, the unexpected occurrence of an adverse event or development affecting one or more of these large client relationships could materially affect our results of operation and financial condition, including by causing quarterly fluctuations in our credit costs and credit quality metrics.

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

Several industry and product type concentrations within our loan portfolio are subject to specific risks that could adversely affect our financial condition and results of operations to the extent they have correlated risk. Some of these portfolio concentrations and their particular risks include the following:

•
Healthcare - This is the largest industry classification within our commercial loan portfolio, as 21% of our commercial loan portfolio, or $2.0 billion, at December 31, 2016, consisted of healthcare-related loans. Such loans are comprised primarily of loans secured by skilled nursing and assisted living facilities that are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Accordingly, our clients and their ability to service debt may be adversely impacted by the financial health of state or federal payors and the ability of governmental entities, many of which have experienced budgetary stress in the recent economic environment, to make payments for services previously provided. Additionally, across the healthcare industry, structural changes to the government reimbursement model may negatively impact performance for managed care facilities as borrowers adapt to these changes, which could impact their ability to service debt. As of December 31, 2016, 53% of the healthcare portfolio was secured by facilities in five states, with Illinois representing the highest percentage of facilities at 23%.

•
Manufacturing - This is the second largest industry classification within our commercial loan portfolio, with 19% of our commercial loan portfolio, or $1.8 billion, at December 31, 2016 consisting of loans to borrowers whose primary business activity was manufacturing. During the second half of 2015 and into 2016, the U.S. manufacturing sector experienced a significant slowdown, as evidenced by declines or slowing rates of growth in a number of key indicators, due in part to the economic headwinds of lower commodity prices (including oil and gas prices) and a strong U.S. dollar, with particular stress faced by durable goods manufacturing. Although the U.S. manufacturing sector began to rebound toward the end of 2016, the sector’s performance may continue to experience volatility due to the impact of commodity prices, currency exchange rates, possible U.S. corporate tax reform, U.S. political developments and broader geopolitical developments on this sector. Any stress or volatility experienced by the U.S. manufacturing sector specifically could adversely impact our existing loan portfolio and/or our future loan growth rate.

•
Commercial Real Estate - In addition to our large commercial loan portfolio, we have a significant commercial real estate portfolio, with $4.1 billion of commercial real estate loans (excluding construction loans) as of December 31, 2016, representing 27% of our total loan portfolio. The commercial real estate industry has exhibited strong performance over the past several years, but significant new development volume in recent years, particularly in certain asset classes such as multifamily, could place pressure on rents and vacancy rates, which could adversely impact borrowers’ ability to service debt. Additionally, although commercial real estate values, and the net operating income generated by them, are influenced by the overall health of the U.S. economy, they also can be significantly impacted by other factors such as market interest rates, excess capacity or lack of supply of comparable properties in the particular market and global geopolitical events given the importance of foreign investor participation in U.S. real estate markets. If the value of commercial real estate were to decline materially due to the foregoing or other factors, a significant portion of our commercial real estate loan portfolio could become under-collateralized. If our commercial real estate loans were to become troubled during a time of depressed commercial real estate values, we may not be able to realize the value of the collateral that we anticipated at the time of originating the loan, which could increase our credit costs and have a material adverse effect on our financial condition and results of operations.

The success of our business is dependent on ongoing access to sufficient and stable, cost-effective sources of liquidity.

Our primary sources of funding are deposits and, to a lesser extent, Federal Home Loan Bank (“FHLB”) borrowings. We rely on these funding sources to provide sufficient liquidity to support our loan growth on a cost-effective basis while accommodating the transaction and cash management needs of our clients. Our deposit base is primarily comprised of commercial clients and institutional depositors and relatively concentrated in large relationships, with our ten largest deposit relationships comprising 15% of total deposits at December 31, 2016. At year end 2016, we had 31 client relationships with greater than $75 million in deposit balances, which totaled $4.4 billion, or 27%, of total deposits. The unanticipated loss of one or more large deposit relationships, or significant movements in large deposit accounts, could stress our liquidity and possibly require us to utilize higher cost contingency funding sources. A majority of our large deposit relationships of $75 million or more come from financial services clients, such as securities broker-dealers for which we serve as a cash sweep program bank, hedge funds and fund administrators and futures commission merchants.  Financial services clients have a higher propensity to generate large transactional flows, which contributes to liquidity risk, and some of these deposits, particularly from hedge funds, fund administrators and futures commission merchants, may exhibit elevated volatility and be more sensitive to financial stress as compared to other commercial deposits due to the more complex liquidity and cash flow needs of financial services clients given the nature of their businesses. Additionally, large commercial deposits may be more sensitive to interest rate increases as compared to smaller retail deposits, which could cause our deposit costs to increase more quickly in a rising rate environment than if we had a larger retail deposit base. Since the U.S. presidential election in November 2016, market expectations about future interest rate increases have changed significantly and the Federal Reserve increased the federal funds target rate by 25 basis points in December 2016. If market interest rates continue to increase, we could experience more competition for deposits, as money market funds and other liquid fixed income alternatives could become more attractive to commercial depositors relative to bank deposits. In such case, our net interest margin could be negatively impacted if we must pay more to continue attracting sufficient commercial deposits to fund our growth and/or increase our reliance on wholesale funding sources, such as FHLB borrowings. Furthermore, if we were to experience increased challenges in attracting and maintaining stable, cost-effective sources of liquidity, we may need to moderate our loan growth to adhere to prudent risk management objectives.
As of December 31, 2016, we had outstanding borrowings from the FHLB of $1.6 billion. Because we rely on FHLB borrowings to supplement our deposits, if we were unable to borrow additional amounts from the FHLB because of insufficient eligible collateral or other conditions, we would need to supplement our deposits with an alternate source of funds, which could increase our cost of funding and may not match our funding needs as well as FHLB borrowings.
The importance of stable sources of funding is heightened for a predominantly commercial banking business because of unfunded commitments extended to commercial clients. Our total unfunded commitments to extend credit, including obligations to issue letters of credit, were $6.8 billion as of December 31, 2016. Given the large size of many of our credit relationships, significant draws on outstanding commitments by a few clients may adversely impact our liquidity and require us to utilize higher cost contingency funding.

A prolonged period of economic uncertainty or a downturn in economic conditions, in the U.S. or globally, could have a material adverse effect on our financial condition and results of operations.

Banking, and the financial industry in general, is reliant on the strength of the broader economy. Although the U.S. economy has experienced gradual improvement since the depths of the last recession in 2009, including significant improvement in the unemployment rate, there continue to be economic headwinds from muted GDP growth, limited wage growth, low inflation, and a strong U.S. dollar. Market conditions are also impacted by continued uncertainty related to U.S. and European fiscal issues, a slowdown in economic growth in China, the U.S. political climate at the national and local levels and the new U.S. Presidential administration, future U.S. corporate tax policy, global economic conditions and geopolitical tensions. In addition, the financial condition of the State of Illinois and the City of Chicago (higher corporate tax rates, significant budget deficits, large unfunded pension obligations and a deteriorating credit rating), where we do the majority of our business, may contribute to an adverse climate for doing business in the state and city, which could negatively impact us to the extent it leads to declines in business activity in Illinois and the greater Chicago metropolitan area. Although we do not hold direct obligations of the State of Illinois, such conditions can also negatively affect the market value of those municipal bonds that are obligations of municipalities domiciled in Illinois. The foregoing uncertainties could result in, among other things, a deterioration of credit quality, impairment of real estate and other collateral values or reduced demand for credit or other products and services we offer to clients, which could materially adversely affect our financial condition and results of operations.

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

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. We determine the allowance using our historical default and loss information, current risk ratings for our loans and certain qualitative factors that are assessed by management. The application of qualitative factors, in particular, requires a significant amount of management judgment. We may incur aggregate losses on our loan portfolio that exceed, perhaps by a significant amount, the $185.8 million that we have reserved in the allowance at December 31, 2016, particularly if economic conditions were to materially worsen.

Because the predominantly commercial nature of our loan portfolio results in us having a greater number of larger credit relationships than many other banks of a generally comparable size, as evidenced by the fact that 24% of our loan portfolio at December 31, 2016 was comprised of credit relationships in amounts exceeding $25 million, adverse developments with respect to even a small number of credit relationships could lead to a significant increase in our allowance for loan losses and related provision expense in a given period. The occurrence of an adverse rating migration for one or more large loans, particularly a leveraged loan, could require a meaningful increase in our allowance for loan losses and related provision expense under our allowance methodology. In light of the foregoing, we may experience significant variability in our quarterly provision expense and charge-offs and overall credit quality trends.

We may be adversely affected by the failure of interest rates to meaningfully increase from their prolonged historically low levels.

Our operating results are largely dependent on our net interest income, which is the difference between the interest income earned on earning assets, primarily loans and investment securities, and the interest expense paid on deposits and borrowings. The spread between the yield on our interest-earning assets and our overall cost of funds has been compressed in the prolonged low interest rate environment, with our ability to increase contractual loan yields limited by continued strong competition in the lending market. Because we price loans primarily on a variable-rate basis (generally to LIBOR), we believe our balance sheet is well-positioned to benefit from a rising interest rate environment.  However, it is more difficult to predict the impact of a rising interest rate environment on our cost of funds, as funding costs are significantly dependent on a number of factors outside of our control, such as client deposit behavior and deposit pricing pressure from competitors. Interest rates are affected by numerous factors, including monetary policy of the Federal Reserve and expectations regarding the same, and future interest rate levels are inherently difficult to predict. Although the Federal Reserve increased by the target federal funds rate by 25 basis points in December 2015 and again in December 2016, market interest rates still remain near historically low levels. There can be no assurances as to when or if the Federal Reserve will continue to raise interest rates or the extent to which our net interest income will benefit if such increases occur.

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

We are a relationship-driven organization. Our continued growth and development is dependent in large part upon the efforts of our key relationship managers who have primary contact with our clients and responsibility for maintaining personalized relationships with our client base. These personalized relationships are a key aspect of our business strategy. The loss of one or more of these key employees, or a lending team, could have a material adverse effect on our business if we are unable to hire suitable replacements or we are unable to successfully retain the client relationships of departing employees. Uncertainty about the effect of the pending CIBC merger, or about the timing of closing the merger, could impact our ability to retain key employees during the pendency of the merger.

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

Since the U.S. federal elections in November 2016, there has been significant discussion about future financial regulatory reform. For example, in February 2017, President Trump issued an executive order calling for the U.S. Treasury Secretary to consult with the federal banking agencies and deliver a report on how existing financial regulation aligns with core principles articulated in the order to guide regulatory reform. Additionally, the Financial CHOICE Act has been introduced in the House Financial Services Committee, which would make intricate changes to the Dodd-Frank Act, such as provide a Dodd-Frank off-ramp for highly-rated banking organizations that satisfy a heightened leverage ratio requirement, repeal the Volcker Rule and Durbin Amendment, revamp the CFPB and eliminate or substantially modify the federal banking agencies’ authority to exercise extraordinary powers in financial crises. At this time, it is uncertain whether or to what extent the executive order or proposed legislation such as the Financial CHOICE Act will result in any material changes to current financial industry laws and regulations and, if so, to what extent such changes would impact the Company, or the competitive landscape in the banking and broader financial services industry.

Changes in taxes and other assessments may significantly impact us and our clients.

The legislatures and administrations in the U.S. and state and local tax jurisdictions in which we operate regularly enact reforms to the tax and other assessment regimes to which we and our clients are subject. Such reforms include changes in the rate of assessments and, occasionally, enactment of temporary taxes. Any change in tax law, such as proposed changes to the statutory U.S. federal corporate income tax rate that has been discussed by Congress and the new U.S. Presidential administration, the current tax depreciation system and the deductibility of interest expense, or any other change made in connection with any comprehensive U.S. federal tax reform, may affect our tax position and the tax position and financial performance of our clients. The effects of these changes and any other changes that result from enactment of potential tax reforms cannot be quantified and there can be no assurance that any such reforms would not have an adverse effect upon our financial performance or our business, in part due to the impact on our clients. For example, if U.S. federal tax reform included a reduction in the deductibility of interest expense, that could impact the cash flow of our borrowers. Although a reduction in the statutory U.S. federal corporate rate may lower our tax provision expense in future periods, it may also significantly decrease the value of our deferred tax asset which would result in a reduction of net income in the period in which the tax change is enacted.

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

If the merger is not completed for any reason, including as a result of our stockholders declining to approve the merger agreement or the failure of the parties to obtain the required regulatory approvals, or if we and CIBC experience a material delay in completing the merger, our stock price and ongoing business may be adversely affected. In such case, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets;

•
our stock price, as well as the prices for our publicly-traded debt securities, could be materially impacted due to changing expectations from market participants about the timing or likelihood of completion of the merger and our future prospects;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The executive offices of PrivateBancorp are located in downtown Chicago, Illinois at 120 South LaSalle Street. This building which houses a majority of our general corporate functions is leased from an unaffiliated third party. We conduct our business primarily through the Bank at 23 full-service banking office locations in the greater Chicago, Detroit, Milwaukee, and St. Louis metropolitan areas. We also have business development offices located in Colorado, Connecticut, Florida, Georgia, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Pennsylvania. With the exception of 11 offices that are owned by us, all other facilities are leased from unaffiliated third parties. At certain Bank locations, excess space is leased to third parties.

We also own 30 automated teller machines (“ATMs”) primarily located at our banking facilities.

We believe our facilities in the aggregate are suitable and adequate to operate our banking and related business. Additional information with respect to premises, equipment and lease arrangements is presented in Note 6 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

Following the announcement of the proposed transaction with CIBC, three putative class actions were filed on behalf of our public stockholders in the Circuit Court of Cook County, Chicago, Illinois. The three actions have been consolidated and styled In re PrivateBancorp, Inc. Shareholder Litigation, 2016-CH-08949. All of the actions name as defendants the Company and each of its directors individually, and assert that the directors breached their fiduciary duties in connection with the proposed transaction. Two of the complaints are also brought against CIBC and assert that the Company and CIBC aided and abetted the directors’ alleged breaches. The actions broadly allege that the transaction was the result of a flawed process, that the price is unfair, and that certain provisions of the merger agreement might dissuade a potential suitor from making a competing offer, among other things. The plaintiffs subsequently filed an amended complaint, adding a claim alleging breaches of the fiduciary duty of disclosure by the directors. Plaintiffs seek injunctive and other relief, including damages. The plaintiffs in the three actions have agreed in principle not to pursue the actions as a result of the inclusion of certain additional disclosures in the proxy statement for the Company’s special meeting of stockholders. The defendants, including the Company, believe the demands and complaints are without merit and there are substantial legal and factual defenses to the claims asserted, and the proxy statement for the special meeting disclosed all material information prior to the inclusion of the additional disclosures.

As of December 31, 2016, and in the ordinary course of business, there were various other legal proceedings pending against the Company and our subsidiaries that are incidental to our regular business operations. Management does not believe that the outcome of any of these proceedings will have, individually or in the aggregate, a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the symbol “PVTB” on the NASDAQ Global Select Market. As of February 27, 2017, we had approximately 438 stockholders of record. The following table sets forth the high and low intraday sales prices and quarter-end closing price of our common stock, dividends declared per share, dividend yield and book value per share during each quarter of 2016 and 2015. As of February 27, 2017, the closing market price of our common stock was $56.93 per share.

	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market price of common stock
High	$55.12	$46.70	$44.84	$41.81	$45.79	$42.93	$41.44	$36.95
Low	$44.18	$42.60	$34.00	$31.18	$35.76	$33.70	$34.52	$29.62
Quarter-end	$54.19	$45.92	$44.03	$38.60	$41.02	$38.33	$39.82	$35.17
Cash dividends declared per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Dividend yield at quarter-end (1)	0.07%	0.09%	0.09%	0.10%	0.10%	0.10%	0.10%	0.11%
Book value per share at quarter-end	$24.04	$23.64	$23.04	$22.29	$21.48	$20.90	$20.13	$19.61

(1)	Ratios are presented on an annualized basis.

Payment of future dividends is within the discretion of the Board and will depend on the capital adequacy of the Company and the Bank. The Board does not have any current plans to increase future dividends, as our current strategy is focused on retaining capital to support growth in our balance sheet. The Board evaluates dividends on a quarterly basis and may adjust those plans from time to time; however, the merger agreement that we have entered into with CIBC restricts us from increasing our dividend prior to the merger without the prior consent of CIBC, which we would not expect to receive. A discussion regarding the restrictions applicable to our ability and the ability of the Bank to pay dividends to us is included in the “Bank Holding Company Regulation- Dividends” and “Bank Regulation-Dividends” sections of “Supervision and Regulation” in Item 1 and Note 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Stock Performance Graph

The graph and table below illustrate, over a five-year period, the cumulative total return (defined as stock price appreciation plus dividends) to stockholders from an investment in our common stock against a published industry total return equity index and broad-market total return equity index. The published industry total return equity indices used in this comparison are the Center for Research in Security Prices index for NASDAQ Bank Stocks and the S&P Regional Banking Industry Index, and the broad-market total return equity index used in this comparison is the Russell 2000 Index. In 2017, we changed our published industry total return equity index from the NASDAQ Bank Index to the S&P Regional Banking Index. The S&P Regional Banking Index further aligns us with other banks of a relatively similar size.

Comparison of Five-Year Cumulative Total Return Among
PrivateBancorp, Inc., the NASDAQ Bank Index, and the Russell 2000 Index (1)

	December 31,
	2011	2012	2013	2014	2015	2016
PrivateBancorp	$100.00	$139.90	$264.67	$305.98	$376.17	$497.40
NASDAQ Bank Index	100.00	118.69	168.21	176.48	192.08	265.02
Russell 2000 Index	100.00	116.35	161.52	169.43	161.95	196.45
S&P Regional Banking Industry Index	100.00	117.37	173.61	177.69	187.32	253.66

(1)
Assumes $100 invested on December 31, 2011 in PrivateBancorp’s common stock, the NASDAQ Bank Index, the Russell 2000 Index, and the S&P Regional Banking Industry Index with the reinvestment of all related dividends.

To the extent this Form 10-K is incorporated by reference into any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, the foregoing “Stock Performance Graph” will not be deemed incorporated, unless specifically provided otherwise in such filing and shall not otherwise be deemed filed under such Acts.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s monthly common stock purchases during the quarter ended December 31, 2016, which were made solely in connection with the administration of employee share-based compensation plans for employees. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
October 1 - October 31, 2016	509	$45.51	—	—
November 1 - November 30, 2016	222	44.90	—	—
December 1 - December 31, 2016	245	53.31	—	—
Total	976	$47.33	—	—

Unregistered Sales of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated financial information reflecting a summary of our operating results and financial condition for each of the five years in the period ended December 31, 2016 is presented in the following table. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of the factors affecting our operating results and financial condition is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Operating Results
Interest income	$665,018	$582,212	$524,387	$492,238	$487,036
Interest expense	82,592	67,797	69,650	71,175	67,103
Net interest income	582,426	514,415	454,737	421,063	419,933
Provision for loan and covered loan losses	33,710	14,790	12,044	31,796	71,425
Fee revenue (1)	146,647	129,190	117,060	112,816	111,246
Net securities gains (losses)	1,111	822	530	1,174	(205)
Non-interest expense	372,473	333,237	312,076	303,314	327,132
Income before income taxes	324,001	296,400	248,207	199,943	132,417
Income tax provision	115,644	111,089	95,128	76,994	54,521
Net income	208,357	185,311	153,079	122,949	77,896
Preferred stock dividends and discount accretion	—	—	—	—	13,368
Net income available to common stockholders	$208,357	$185,311	$153,079	$122,949	$64,528
Weighted-average common shares outstanding	78,900	77,968	77,007	76,398	71,951
Weighted-average diluted common shares outstanding	80,484	79,206	77,822	76,645	72,174
Selected Operating Statistics
Net revenue (2)	$735,036	$648,749	$575,560	$538,300	$533,847
Operating profit (2)	362,536	315,512	263,484	234,986	206,715
Provision for loan losses (3)	$33,954	$14,667	$13,169	$31,164	$70,876
Effective tax rate	35.7%	37.5%	38.3%	38.5%	41.2%
Per Share Data
Basic earnings per share	$2.62	$2.36	$1.96	$1.58	$0.88
Diluted earnings per share	2.57	2.32	1.94	1.57	0.88
Cash dividends declared	0.04	0.04	0.04	0.04	0.04
Book value at year end	24.04	21.48	18.95	16.75	15.65
Tangible book value at year end (2)(4)	22.85	20.25	17.67	15.43	14.26
Market price at year end	$54.19	$41.02	$33.40	$28.93	$15.32
Dividend payout ratio	1.53%	1.69%	2.04%	2.53%	4.55%
Performance Ratios
Return on average common equity	11.36%	11.57%	10.91%	9.76%	5.76%
Return on average assets	1.13%	1.13%	1.04%	0.90%	0.60%
Return on average tangible common equity (2)	12.06%	12.43%	11.90%	10.82%	6.54%
Net interest margin (2)	3.30%	3.26%	3.22%	3.23%	3.42%
Efficiency ratio (2)(5)	50.67%	51.37%	54.22%	56.35%	61.28%

ITEM 6. SELECTED FINANCIAL DATA (continued)

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Credit Quality (3)
Nonperforming loans	$83,688	$53,749	$67,544	$94,238	$138,780
OREO	10,203	7,273	17,416	28,548	81,880
Total nonperforming assets	$93,891	$61,022	$84,960	$122,786	$220,660
Restructured loans accruing interest	$66,002	$16,546	$22,745	$20,176	$60,980
Net charge-offs	$8,925	$6,429	$3,780	$49,472	$101,053
Total nonperforming loans to total loans	0.56%	0.41%	0.57%	0.89%	1.37%
Total nonperforming assets to total assets	0.47%	0.35%	0.54%	0.87%	1.57%
Allowance for loan losses to total loans	1.23%	1.21%	1.28%	1.34%	1.59%
Balance Sheet Highlights
Total assets	$20,053,773	$17,252,848	$15,596,724	$14,076,480	$14,048,167
Average earning assets	17,821,134	15,923,831	14,206,113	13,129,470	12,369,945
Loans (3)	15,056,241	13,266,475	11,892,219	10,644,021	10,139,982
Allowance for loan losses (3)	(185,765)	(160,736)	(152,498)	(143,109)	(161,417)
Deposits, excluding deposits held-for-sale	16,065,229	14,345,592	13,089,968	12,013,641	12,173,634
Noninterest-bearing deposits	5,196,587	4,355,700	3,516,695	3,172,676	3,690,340
Long-term debt	338,310	688,215	338,130	618,527	490,445
Equity	1,919,675	1,698,951	1,481,679	1,301,904	1,207,166
Capital Ratios
Total risk-based capital	12.49%	12.37%	12.51%	13.30%	13.17%
Tier 1 risk-based capital	10.73%	10.56%	10.49%	11.08%	10.51%
Tier 1 leverage ratio	10.28%	10.35%	9.96%	10.37%	9.56%
Common equity Tier 1 ratio (6)	9.83%	9.54%	9.33%	9.19%	8.52%
Tangible common equity to tangible assets (2)(7)	9.14%	9.34%	8.91%	8.57%	7.88%
Average equity to average assets	9.99%	9.75%	9.56%	9.22%	10.12%
Selected Information
Assets under management and administration	$9,665,068	$7,291,073	$6,645,928	$5,791,308	$5,196,094
Full-time equivalent employees	1,301	1,219	1,168	1,116	1,105

(1)	Computed as total non-interest income less net securities gains (losses) and loss on early extinguishment of debt.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis highlights the significant factors affecting our consolidated statements of income for the years ended 2016, 2015, and 2014 and consolidated statements of financial condition as of December 31, 2016 and 2015. When we use the terms “PrivateBancorp,” the “Company,” “we,” “us,” and “our,” we mean PrivateBancorp, Inc. and its consolidated subsidiaries. When we use the term “the Bank,” we are referring to our wholly-owned banking subsidiary, The PrivateBank and Trust Company. The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes thereto, and other financial information presented in this Form 10-K.

Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

PENDING TRANSACTION WITH CANADIAN IMPERIAL BANK OF COMMERCE

On June 29, 2016, the Company entered into a definitive merger agreement with Canadian Imperial Bank of Commerce (“CIBC”), a Canadian chartered bank, and CIBC Holdco Inc. (“Holdco”), a newly-formed Delaware corporation and a direct, wholly owned subsidiary of CIBC, which contemplates that the Company will merge with and into Holdco, with Holdco surviving the merger. Closing of the transaction remains subject to the receipt of required regulatory and stockholder approvals and other customary closing conditions. Following the merger, the Bank will be headquartered in Chicago, Illinois, retain its Illinois state banking charter and be an indirect, wholly owned subsidiary of CIBC.

OVERVIEW

For 2016, net income available to common stockholders was $208.4 million, increasing $23.0 million, or 12%, from 2015. Diluted earnings per share were $2.57 for 2016, an increase of 11% compared to $2.32 per diluted share for 2015. Results for the current year included $6.7 million of transaction-related expenses related to the pending merger with CIBC, which reduced earnings per share by $0.05 on an after-tax basis. Our return on average assets of 1.13% for 2016 was consistent with the prior year, and our return on average common equity was 11.4%, compared to 11.6% for 2015.

Net interest income increased by $68.0 million, or 13%, compared to 2015, reflecting higher interest income from $1.9 billion of growth in average interest-earning assets and the impact from a rise in short-term rates. Net interest margin was 3.30% for 2016, increasing four basis points from the prior year, primarily due to increased loan yields and the benefit from continued growth in noninterest-bearing funds in a higher rate environment, offset in part by increased costs for interest-bearing funds.

Non-interest income for the current year was $147.8 million, a 14% increase from 2015, with growth in all major fee categories, excluding deposit service charges and fees and other income as 2015 included a $4.1 million gain on the sale of our Georgia branch. As a result of the growth in net interest income and non-interest income, net revenue increased $86.3 million from 2015. Non-interest expense increased 12% from prior year, primarily due to higher salary and employee benefit expense, professional services and technology costs.

Growth in earning assets continued to benefit operating profit, which increased 15% from $315.5 million for 2015 to $362.5 million for 2016. The efficiency ratio was 50.7% for the year ended December 31, 2016 and included the impact of the $6.7 million in transaction-related expenses, compared to 51.4% for the year ended December 31, 2015.

Total loans grew $1.8 billion, or 13%, to $15.1 billion at December 31, 2016, primarily driven by growth in commercial and industrial and commercial real estate (“CRE”) loans. Total commercial loans and CRE loans comprised 64% and 27%, respectively, of total loans at December 31, 2016, compared to 65% and 25%, respectively, at December 31, 2015.

Asset quality remained strong, with nonperforming loans representing 0.56% of total loans at December 31, 2016, compared to 0.41% at December 31, 2015. The provision for loan losses, excluding covered assets, increased to $34.0 million in 2016 from $14.7 million in 2015, reflecting the impact of $1.8 billion in loan growth and some credit migration during the year. The provision for loan loss will fluctuate from period to period depending on the level of loan growth and unevenness in credit quality due to the size of individual credits. At December 31, 2016, our allowance for loan losses as a percentage of total loans was 1.23%, compared to 1.21% at December 31, 2015. The ratio of net charge-offs to average loans outstanding for the year was 0.06% for

2016, relatively consistent with 2015. Nonperforming assets to total assets were 0.47% at December 31, 2016, compared to 0.35% at December 31, 2015.

Total deposits increased $1.7 billion, or 12%, from December 31, 2015 to $16.1 billion, primarily due to increases in noninterest-bearing and interest-bearing demand deposits and money market deposits. Noninterest-bearing demand deposits represented 32% of total deposits at December 31, 2016, up from 30% at the prior year end. Our deposit base is predominately comprised of commercial client balances, which will fluctuate from time to time based on our clients’ business and liquidity needs. During 2016, deposit funding was supplemented with short-term borrowings, which increased by $1.2 billion from December 31, 2015. The loan-to-deposit ratio was 93.7% at December 31, 2016, compared to 92.5% at the prior year end.

Please refer to the remaining sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for greater discussion of the various components of our 2016 performance, statement of financial condition, and liquidity.

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

Table 1 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the three years ended December 31, 2016. The table also presents the trend in net interest margin on a quarterly basis for 2016 and 2015, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, Table 2 details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume versus yield/rate changes.

Table 1
Net Interest Income and Margin Analysis
(Dollars in thousands)

	2016			2015			2014
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Assets:
Federal funds sold and interest-bearing deposits in banks	$287,908	$1,477	0.51%	$349,803	$903	0.26%	$309,535	$770	0.25%
Securities:
Taxable	2,919,718	62,542	2.14%	2,440,429	55,283	2.27%	2,279,054	53,500	2.35%
Tax-exempt (2)	453,432	14,178	3.13%	400,258	12,592	3.15%	286,551	9,406	3.28%
Total securities	3,373,150	76,720	2.27%	2,840,687	67,875	2.39%	2,565,605	62,906	2.45%
FHLB stock	24,269	622	2.56%	26,743	295	1.10%	29,058	189	0.65%
Loans, excluding covered assets:
Commercial	9,089,131	399,475	4.40%	8,447,121	359,794	4.26%	7,592,012	330,220	4.35%
Commercial real estate	3,613,835	140,144	3.88%	3,052,095	114,868	3.76%	2,568,603	93,123	3.63%
Construction	582,799	23,156	3.97%	433,123	17,245	3.98%	360,711	14,152	3.92%
Residential	530,769	18,379	3.46%	430,332	15,145	3.52%	359,621	13,299	3.70%
Personal and home equity	295,061	9,331	3.16%	313,758	9,353	2.98%	348,815	10,552	3.03%
Total loans, excluding covered assets (3)	14,111,595	590,485	4.18%	12,676,429	516,405	4.07%	11,229,762	461,346	4.11%
Covered assets (4)	24,212	566	2.34%	30,169	1,056	3.50%	72,153	2,409	3.34%
Total interest-earning assets (2)	17,821,134	$669,870	3.76%	15,923,831	$586,534	3.69%	14,206,113	$527,620	3.71%
Cash and due from banks	184,166			176,586			154,334
Allowance for loan and covered loan losses	(177,316)			(165,994)			(161,001)
Other assets	532,947			495,437			478,025
Total assets	$18,360,931			$16,429,860			$14,677,471
Liabilities and Equity: (5)
Interest-bearing demand deposits	$1,620,817	$5,221	0.32%	$1,447,298	$3,845	0.27%	$1,289,190	$3,728	0.29%
Savings deposits	401,485	1,941	0.48%	341,709	1,434	0.42%	293,316	912	0.31%
Money market accounts	6,017,268	25,601	0.43%	5,799,593	18,735	0.32%	4,966,272	15,945	0.32%
Time deposits	2,326,362	25,811	1.11%	2,389,460	23,092	0.97%	2,623,243	21,366	0.81%
Total interest-bearing deposits	10,365,932	58,574	0.57%	9,978,060	47,106	0.47%	9,172,021	41,951	0.46%
Short-term borrowings	759,701	3,413	0.45%	230,402	656	0.28%	42,797	638	1.49%
Long-term debt	488,399	20,605	4.22%	548,075	20,035	3.66%	618,556	27,061	4.37%
Total interest-bearing liabilities	11,614,032	82,592	0.71%	10,756,537	67,797	0.63%	9,833,374	69,650	0.71%
Noninterest-bearing demand deposits	4,694,213			3,915,032			3,308,345
Other liabilities	217,924			156,840			132,220
Equity	1,834,762			1,601,451			1,403,532
Total liabilities and equity	$18,360,931			$16,429,860			$14,677,471
Net interest spread (2)			3.05%			3.06%			3.00%
Contribution of noninterest-bearing sources of funds			0.25%			0.20%			0.22%
Net interest income/margin (2)		587,278	3.30%		518,737	3.26%		457,970	3.22%
Less: tax equivalent adjustment		4,852			4,322			3,233
Net interest income, as reported		$582,426			$514,415			$454,737
(footnotes on following page)

Quarterly Net Interest Margin Trend

	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
Yield on interest-earning assets (2)	3.70%	3.65%	3.74%	3.74%	3.67%	3.65%	3.60%	3.65%
Cost of interest-bearing liabilities	0.73%	0.72%	0.70%	0.68%	0.64%	0.63%	0.62%	0.63%
Net interest spread (2)	2.97%	2.93%	3.04%	3.06%	3.03%	3.02%	2.98%	3.02%
Contribution of noninterest-bearing sources of funds	0.26%	0.25%	0.24%	0.24%	0.22%	0.21%	0.19%	0.19%
Net interest margin (2)	3.23%	3.18%	3.28%	3.30%	3.25%	3.23%	3.17%	3.21%

(1)	Interest income included $31.1 million, $31.0 million, and $26.4 million in net loan fees for the years ended December 31, 2016, 2015, and 2014, respectively.

(2)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. This is a non-U.S. GAAP measure. Refer to Table 25, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

(3)
Includes loans held-for-sale and nonaccrual loans. Average loans on a nonaccrual basis for the recognition of interest income totaled $71.3 million for 2016, $57.9 million for 2015, and $82.7 million for 2014. Interest foregone on impaired loans was estimated to be approximately $3.0 million for the year ended December 31, 2016, $2.3 million for 2015 and $3.2 million for 2014, calculated based on the average loan portfolio yield for the respective period.

(4)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section below entitled “Covered Assets” for a detailed discussion.

(5)	2014 includes deposits held-for sale.

Table 2
Changes in Net Interest Income Applicable to Volumes and Interest Rates (1)
(Amounts in thousands)

	2016 compared to 2015			2015 compared to 2014
	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold and interest-bearing deposits in banks	$(184)	$758	$574	$103	$30	$133
Securities:
Taxable	10,395	(3,136)	7,259	3,700	(1,917)	1,783
Tax-exempt (2)	1,663	(77)	1,586	3,592	(406)	3,186
Total securities	12,058	(3,213)	8,845	7,292	(2,323)	4,969
FHLB stock	(29)	356	327	(16)	122	106
Loans, excluding covered assets:
Commercial	27,960	11,721	39,681	36,542	(6,968)	29,574
Commercial real estate	21,693	3,583	25,276	18,085	3,660	21,745
Construction	5,947	(36)	5,911	2,880	213	3,093
Residential	3,482	(248)	3,234	2,514	(668)	1,846
Personal and home equity	(574)	552	(22)	(1,047)	(152)	(1,199)
Total loans, excluding covered assets	58,508	15,572	74,080	58,974	(3,915)	55,059
Covered assets (3)	(183)	(307)	(490)	(1,465)	112	(1,353)
Total interest-earning assets (2)	70,170	13,166	83,336	64,888	(5,974)	58,914
Interest-bearing demand deposits	496	880	1,376	435	(318)	117
Savings deposits	271	236	507	167	355	522
Money market accounts	727	6,139	6,866	2,691	99	2,790
Time deposits	(452)	3,171	2,719	(1,511)	3,237	1,726
Total interest-bearing deposits	1,042	10,426	11,468	1,782	3,373	5,155
Short-term borrowings	2,203	554	2,757	886	(868)	18
Long-term debt	(2,320)	2,890	570	(2,876)	(4,150)	(7,026)
Total interest-bearing liabilities	925	13,870	14,795	(208)	(1,645)	(1,853)
Net interest income (2)	$69,245	$(704)	$68,541	$65,096	$(4,329)	$60,767

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)
Interest income is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. Refer to Table 25, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

(3)
Covered interest-earning assets consist of loans acquired through a FDIC assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section entitled “Covered Assets” for a detailed discussion.

Net Interest Income - 2016 compared to 2015

Net interest income on a tax-equivalent basis increased by $68.5 million, or 13%, to $587.3 million for the year ended December 31, 2016, compared to $518.7 million for the prior year. Tax-equivalent interest income increased by $83.3 million from 2015, largely driven by $1.4 billion in average loan growth, which contributed $58.5 million to interest income on a comparative basis. The impact of higher short-term interest rates on our largely variable rate loan portfolio primarily drove a $15.6 million increase to interest income compared to the prior year. Securities interest income on a tax-equivalent basis grew $8.8 million from 2015, primarily due to growth in the portfolio, while security yields continued to compress in the low rate environment. Interest expense increased by $14.8 million from 2015, largely related to higher deposit costs of $11.5 million, reflecting deposits indexed to a higher Fed Funds effective rate, higher rates paid on certain money market accounts, and growth in average interest-bearing deposits of $387.9 million. Interest expense on short-term borrowings increased by $2.8 million from the prior year, reflecting higher average short-term FHLB advances and repurchase agreement balances during 2016.

Average interest-earning assets growth of $1.9 billion from the prior year was primarily driven by higher average loan balances of $1.4 billion, with $642.0 million of the growth related to commercial and industrial loans and $711.4 million in CRE and construction loans. In addition, average securities balances increased by $532.5 million from 2015. Average interest-bearing liabilities grew $857.5 million from the prior year, reflecting $387.9 million in higher average deposit balances, as well as $529.3 million in higher average short-term and secured borrowings, due to an increased use of short-term FHLB advances and, to a lesser extent, repurchase agreements during 2016.

Net interest margin was 3.30% for 2016, compared to 3.26% for 2015. The yield on interest-earning assets increased by seven basis points from the prior year. Overall loan yields increased by 11 basis points from 2015, as improvements related to higher short-term rates were partially offset by continued pricing reductions resulting from the competitive environment and a lower contribution from our hedging program. Our overall loan yields continue to be aided by our hedging program, although at a reduced level as compared to 2015 due to higher short-term rates and a decline in the notional value of the active hedge program. Compared to 2015, loan fees were relatively unchanged at $31.1 million for 2016. Excluding the impact from loan fees, hedging, and movement in LIBOR, loan yields have continued to compress in the current environment. The yield on our securities portfolio declined 12 basis points from the prior year, reflecting accelerated prepayment speeds and reduced yields on securities purchased in the low rate environment.

Our cost of funds for 2016 increased by eight basis points from 2015, driven primarily by higher rates paid on deposits. Deposit costs increased by ten basis points from the prior year, reflecting the repricing of deposits tied to a higher Fed funds effective rate, as well as higher rates paid on certain money market accounts. Deposits tied to the Fed funds effective rate totaled $1.6 billion at December 31, 2016. Average noninterest-bearing deposits and average equity, our principal sources of net noninterest-bearing funds, increased in aggregate by $1.0 billion from 2015, adding five basis points of value to net interest margin due to higher volume and the increased value of noninterest-bearing liabilities in a higher rate environment.

In the prolonged low interest rate environment, competition remains strong, which has influenced loan pricing and structure. As a result, we have experienced a general decline in our loan yields due to pricing compression on new loans, including within certain of our specialty businesses, and, to a lesser extent, on loan renewals in the current environment. Future loan yields may be impacted by fluctuations in loan fees driven by acceleration of unamortized origination fees upon early payoff or refinancing, and prepayment and other fees received on certain event-driven actions in accordance with the loan agreement, as well as interest income recognized upon recovery of interest on nonaccrual loans. Approximately 70 percent of the loan portfolio at year end was tied to one-month LIBOR, which was 77 basis points at December 31, 2016, compared to 43 basis points a year ago and 53 basis points at September 30, 2016, with most of the fourth quarter increase occurring in December. An additional 16 percent of our loan portfolio is tied to prime, which increased in mid-December. The interest rate moves during December 2016 are expected to be more impactful to loan yields during the first quarter 2017, as a meaningful portion of our variable loan portfolio reprices toward the beginning of the month.

To the extent short-term interest rates continue to rise, the impact on deposit costs for our indexed deposits has greater predictability than our non-indexed deposits. Deposit costs will depend on various factors including client behavior, pricing pressure within the bank marketplace and from non-bank alternatives, the mix of our funding sources, and prices for alternative sources of deposits and funds. Depending on the pace and rate of future increases in deposit costs, net interest margin could be impacted.

Net Interest Income - 2015 compared to 2014

Net interest margin was 3.26% for 2015, compared to 3.22% for 2014, as the improvements in cost of funds from the $75.0 million partial redemption of our 10% Debentures in October 2014 more than offset lower loan and securities yields. Although contractual loan yields declined by four basis points from the prior year period, overall loan yields benefited from our hedging program, specialty lending activity, and higher loan fees. The eight basis point decrease in cost of funds for the year was driven primarily by interest savings from the partial redemption of 10% Debentures and, to a lesser extent, reduced borrowing costs from lower short-term FHLB yields in 2015 compared to 2014. Deposit costs increased one basis point from the prior year period. Average noninterest-bearing deposits and average equity, our principal sources of net noninterest-bearing funds, increased in aggregate by $804.6 million from 2014, but the low interest rate environment during the period reduced their value within the net interest margin, decreasing two basis points from 2014 to 2015.

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

The following table presents a break-out of these multiple sources of revenue for the years ended December 31, 2016, 2015 and 2014.

Table 3
Non-Interest Income Analysis
(Dollars in thousands)

	Year Ended December 31,			% Change
	2016	2015	2014	2016-2015	2015-2014
Asset management income:
Managed fee income	$18,847	$15,938	$15,325	18	4
Custodian fee income	2,273	2,020	1,943	13	4
Total asset management fee income	21,120	17,958	17,268	18	4
Mortgage banking	15,895	14,079	10,245	13	37
Capital markets products	25,323	18,530	18,047	37	3
Treasury management	33,942	30,641	27,472	11	12
Loan, letter of credit and commitment fees	21,343	20,648	19,311	3	7
Syndication fees	20,956	17,205	19,514	22	-12
Deposit service charges and fees and other income (1)	8,068	10,129	5,203	-20	95
Subtotal fee revenue	146,647	129,190	117,060	14	10
Net securities gains (2)	1,111	822	530	35	55
Total non-interest income	$147,758	$130,012	$117,590	14	11

(1)	Year ended December 31, 2015 includes $4.1 million gain on sale of our Georgia branch completed in January 2015.

(2)	Year ended December 31, 2015 includes $466,000 of other-than-temporary impairment (“OTTI”) loss.

Non-interest Income - 2016 compared to 2015

Non-interest income for 2016 totaled $147.8 million, increasing $17.7 million, or 14%, from 2015. All fee revenue categories increased on a comparative basis, except deposits service charges and fees and other income as 2015 included a $4.1 million gain on the sale of our Georgia branch. Certain income sources, such as mortgage banking, capital markets products, and syndication fees, are transactional in nature and are significantly impacted by market forces (e.g., interest rates have a significant impact on mortgage banking volume and interest rate derivative products), and accordingly, tend to generate uneven income from period to period.

Assets under management and administration (“AUMA”) are impacted by the general performance in equity and fixed income markets. The pricing on asset management accounts varies depending on the type of services provided. Custody and escrow services involve safeguarding and administering client assets but do not involve investment management services. These assets are considered to be “non-managed” AUMA and have a significantly lower fee structure than “managed” AUMA. Managed AUMA are assets for which we provide investment management services, and fees from these assets are generally based on the market value of the assets on the last day of the prior quarter or month, which subject these fees to market volatility.

Asset management fee income increased $3.2 million, or 18%, from 2015, primarily related to fees earned from the addition of a single $2.4 billion corporate trust account (shown below in custody assets) during the first quarter 2015, growth in personal managed assets of 9%, and to a lesser extent, price adjustments on certain managed asset accounts. Funds in the large corporate trust account were gradually disbursed or redeployed over the course of 2016, with the account expected to be fully disbursed or redeployed by the end of 2017. Accordingly, the related contribution to our asset management fee income declined throughout 2016 and will continue to decline in 2017. Aggregate AUMA was $9.7 billion at December 31, 2016, growing $2.4 billion, or 33%, from the prior year, largely attributed to the previously mentioned sizeable corporate trust account, a large corporate retirement account added during second quarter 2016, and growth in personal managed assets.

The following table presents the composition of AUMA, as of the dates shown.

(Dollars in thousands)	As of December 31,			% Change
AUMA	2016	2015	2014	2016-2015	2015-2014
Personal managed	$2,046,758	$1,872,737	$1,786,633	9	5
Corporate and institutional managed	2,643,041	1,787,187	1,347,299	48	33
Total managed assets	4,689,799	3,659,924	3,133,932	28	17
Custody assets (1)	4,975,269	3,631,149	3,511,996	37	3
Total AUMA	$9,665,068	$7,291,073	$6,645,928	33	10

(1)	December 31, 2016 included a corporate trust account of $791.6 million for which we serve as a trustee but do not provide investment management services.

Income from our mortgage banking business, which includes gains on loans sold and certain mortgage related loan fees, grew $1.8 million, or 13%, from 2015, driven by a higher volume of loans sold and improved spreads compared to the prior year. We sold $485.4 million of mortgage loans in the secondary marked in 2016, generating a net gain of $12.2 million, compared to $470.9 million of mortgage loans sold in 2015, generating a net gain of $10.7 million. Higher amounts of mortgage loans sold related to both refinance and new home purchases in 2016 exceeded prior year levels.

The following table presents the composition of capital markets income as of the dates shown.

	Year Ended December 31,			% Change
(Dollars in thousands)	2016	2015	2014	2016-2015	2015-2014
Interest rate contracts	$16,872	$10,326	$10,772	63	-4
Foreign exchange contracts	7,366	8,332	7,034	-12	18
Risk participation agreements	—	245	287	-100	-15
Total capital markets income, excluding credit valuation adjustment (“CVA”)	24,238	18,903	18,093	28	4
CVA	1,085	(373)	(46)	-391	711
Total capital markets products income	$25,323	$18,530	$18,047	37	3

Capital markets products income was $25.3 million for 2016, increasing $6.8 million from 2015. Included in capital markets products income for 2016 was a $1.1 million positive CVA compared to a negative CVA of $373,000 for 2015. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income increased by $5.3 million, or 28%, compared to 2015, reflecting higher average deal sizes, longer maturities, and higher spreads for interest rate contracts, partially offset by somewhat lower revenue in foreign exchange (“FX”) transactions as a result of spread compression. FX transactions generally provide a more stable source of fee income compared to the transactional nature of interest rate contracts, which are significantly influenced by clients’ views on the extent and timing of future interest rate movements. As shown in the table above, over the past three years, fees from interest rate contracts have fluctuated period to period due to both volume and size of transactions. Increased opportunities in the client interest rate derivatives business are expected in 2017 as a result of the meaningful interest rate movements in the fourth quarter 2016 and changing expectations about the timing and extent of future interest rate movements.

Treasury management income increased $3.3 million, or 11%, from 2015, reflecting higher volume across our treasury management platforms and ongoing success in cross-selling treasury management services to new commercial clients, partially offset by some price adjustments on certain services. We continue to build client relationships, with approximately 75% of our commercial clients using treasury management services at December 31, 2016. Cross-sell and implementation of treasury management services may lag the closing of a credit facility by three to six months on average. In a rising rate environment, growth in treasury management fees may be impacted as increases in the earnings credit rate allows clients to pay for more services with the same balances.

Loan, letter of credit and commitment fees increased $695,000, or 3%, from 2015, driven by a $1.1 million, or 11%, increase in unused commitment fees, partially offset by lower standby letter of credit fees. The majority of our unused commitment fees related to revolving credit facilities, which at December 31, 2016 totaled $11.0 billion, of which $6.1 billion were unused. In comparison, at December 31, 2015, commitments related to revolving credit facilities totaled $9.7 billion, of which $5.2 billion were unused.

Syndication fees of $21.0 million for 2016 grew $3.8 million from the prior year. The current year included two transactions which contributed $2.9 million of revenue in aggregate. During 2016, we were the lead or co-lead in 118 syndicated loan transactions, totaling $3.2 billion in commitments, while retaining $1.2 billion in commitments. In 2015, we were the lead or co-lead in 85 syndicated loan transactions, totaling $2.3 billion in commitments, while retaining $1.0 billion in commitments. Syndication fees per transaction typically vary depending on, among other factors, market conditions and the size and structure of the transaction, so the aggregate level of syndication fees earned by us in a given period is not entirely correlated with our volume of syndications and our syndication fees will fluctuate from period to period. While we generally expect increased syndication opportunities as we grow our loan portfolio and client relationships, our volume of syndication transactions depends on a number of factors, including portfolio management decisions, the mix of loans originated, and liquidity and demand by other institutions for syndicated loans. We believe that a number of macroeconomic conditions, such as declining commodity prices, and regulatory developments, such as enhanced regulatory focus on leveraged lending and CRE concentrations, have impacted market demand for syndicated loans, which could reduce our level of syndication fees in future periods.

Deposit services charges and fees and other income declined $2.1 million from 2015. Prior year results included a $4.1 million gain on branch sale in the prior year. Current year results included $2.9 million in gains on sale of several problem loans.

Non-interest Income - 2015 compared to 2014

Non-interest income for 2015 was $130.0 million, increasing $12.4 million, or 11%, compared to 2014, reflecting growth in all categories except syndication fees. Other income for 2015 included a $4.1 million gain on branch sale.

Asset management fee revenue increased $690,000, or 4%, from 2014, reflecting fees from new business added over the past year. We grew AUMA $645.1 million, or 10%, from year end 2014 to year end 2015, primarily attributable to continued client acquisition and cross-selling asset management services to our commercial client base. The largest growth (both from a dollar and percentage perspective) during this period came from corporate and institutional managed accounts, which generate proportionately higher fees than custody assets but lower fees than personal managed accounts.

Income from our mortgage banking business increased $3.8 million, or 37%, from 2014. The increase resulted from a higher volume of loans originated and sold reflecting lower long-term interest rates, favorable conditions in the housing market, and higher spreads for 2015 compared to 2014. During 2015, we sold $470.9 million of mortgage loans in the secondary market, generating gains of $11.6 million, compared to $359.6 million of mortgages loans sold in 2014, generating gains of $10.2 million.

Capital markets products income increased $483,000 from 2014 and included a $373,000 negative CVA compared to a negative CVA of $46,000 for 2014. Exclusive of CVA, capital markets income increased $810,000, or 4%, from 2014, reflecting increased transactions and growth in FX transactions, partially offset by a change in the mix of interest rate contracts to lower yielding products.

Treasury management income increased $3.2 million, or 12%, from 2014, primarily due to higher volume across our treasury management platforms. The increase from 2014 reflected the ongoing success in cross-selling treasury management services to new commercial clients as we continue to build client relationships.

Loan and credit-related fees increased $1.3 million, or 7%, from 2014, largely due to an increase in unused commitment fees and standby letter of credit fees. The majority of our unused commitment fees related to revolving facilities, which at December 31, 2015 totaled $9.7 billion, of which $5.2 billion were unused. In comparison, at December 31, 2014, commitments related to revolving facilities totaled $8.8 billion, of which $4.8 billion were unused. The growth in commitments related to revolving facilities over the year reflected new client relationships added since December 31, 2014.

Syndication fees were $17.2 million for 2015, decreasing $2.3 million from 2014. Syndication fees tend to fluctuate period to period depending on market conditions, loan origination trends, and portfolio management decisions.

Non-interest Expense

Table 4
Non-Interest Expense Analysis
(Dollars in thousands)

	Year Ended December 31,			% Change
	2016	2015	2014	2016-2015	2015-2014
Compensation expense:
Salaries and wages	$121,195	$110,719	$103,343	9	7
Share-based costs	20,737	18,839	15,567	10	21
Incentive compensation and commissions	61,937	52,137	43,084	19	21
Payroll taxes, insurance and retirement costs	23,908	23,324	20,198	3	15
Total compensation expense	227,777	205,019	182,192	11	13
Net occupancy and equipment expense	29,162	28,214	27,417	3	3
Technology and related costs	23,722	18,761	17,122	26	10
Marketing	17,496	16,122	13,441	9	20
Professional services	18,884	11,320	11,761	67	-4
Outsourced servicing costs	6,201	7,494	6,864	-17	9
Net foreclosed property expense	3,524	4,210	8,681	-16	-52
Postage, telephone, and delivery	3,426	3,582	3,400	-4	5
Insurance	15,796	13,972	12,451	13	12
Loan and collection:
Loan origination and servicing expense	5,960	6,200	5,323	-4	16
Loan remediation expense	2,172	2,356	1,442	-8	63
Total loan and collection expense	8,132	8,556	6,765	-5	26
Other operating expense:
Supplies and printing	568	638	688	-11	-7
Subscriptions and dues	2,111	1,363	1,238	55	10
Education and training	1,092	1,200	1,087	-9	10
Internal travel and entertainment	2,780	2,021	1,932	38	5
Investment manager expense	2,216	2,561	2,743	-13	-7
Bank charges	1,282	1,283	1,070	—	20
Intangible amortization	2,161	2,455	3,007	-12	-18
Provision (release) for unfunded commitments	5,381	(519)	3,152	n/m	-116
Other expenses	762	4,985	7,065	-85	-29
Total other operating expenses	18,353	15,987	21,982	15	-27
Total non-interest expense	$372,473	$333,237	$312,076	12	7
Full-time equivalent (“FTE”) employees at year end	1,301	1,219	1,168	7	4
Operating efficiency ratios:
Non-interest expense to average assets	2.03%	2.03%	2.13%
Net overhead ratio (1)	1.22%	1.24%	1.33%
Efficiency ratio (2)	50.67%	51.37%	54.22%

Note:	Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

n/m	Not meaningful

(1)	Computed as non-interest expense, less non-interest income, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. Refer to Table 25, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

Non-interest Expense - 2016 compared to 2015

Non-interest expense increased $39.2 million, or 12%, compared to the prior year, primarily reflecting higher compensation, professional services, and technology expenses. Included in non-interest expense for 2016 were $6.7 million of transaction-related expenses associated with the pending merger with CIBC that were largely reflected in professional services expense.

Compensation expense, which is comprised of salaries and wages, share-based costs, incentive compensation, and payroll taxes, insurance, and retirement costs, increased $22.8 million, or 11%, from 2015. Salary and wages were up $10.5 million, or 9%, compared to the prior year, primarily reflecting a larger FTE base compared to December 31, 2015 and annual compensation and promotion adjustments. Share-based costs increased $1.9 million, or 10%, largely attributable to a higher volume of awards granted during first quarter 2016 that met a shortened expense recognition period related to certain retirement provisions and a higher level of annual awards granted. Incentive compensation and commissions increased $9.8 million, or 19%, from 2015, reflecting improved performance resulting in higher incentive compensation and commissions on a higher FTE base. Consistent with prior years, due in part to the start of a new year for payroll tax purposes and the payroll taxes associated with incentive compensation payments (most of which are paid in the first quarter of each year), we expect first quarter 2017 compensation expense to be seasonally higher compared to fourth quarter 2016. First quarter 2017 compensation expense will be impacted by the timing of expense recognition for the equity awards we granted in February 2017. The terms of these awards differed from prior year annual equity grants as contemplated by the terms of the CIBC merger agreement, which will result in a greater portion of the share-based expense being recognized at the time of grant rather than over the vesting period. We estimate that first quarter 2017 share-based costs will increase by approximately $8.5 million to $15.0 million, compared to first quarter 2016, with a most of this increase attributable to the changed award terms.

Technology and related costs increased $5.0 million, or 26%, from 2015 and included higher costs to third party service providers and amortization costs related to several larger projects as we continue investing in our business.

Marketing expense increased $1.4 million, or 9%, from the prior year, reflecting higher costs associated with sponsorships, contributions, and client development activities.

Professional services expense, which includes fees paid for legal services in connection with corporate activities, accounting, and consulting services, increased $7.6 million from 2015, primarily related to the transaction-related expenses mentioned above.

Insurance costs increased $1.8 million, or 13%, from 2015, primarily related to larger FDIC deposit insurance premiums in 2016, reflecting overall asset growth and, to a lesser extent, an increase in the rate paid due to changes in the overall composition of our balance sheet.

Other operating expenses increased $2.4 million, or 15%, from the prior year period. Other expenses include bank charges, costs associated with the CDARS® deposit product offering, intangible asset amortization, education-related costs, subscriptions, provision for unfunded commitments, and miscellaneous losses and expenses. The increase was attributable to higher subscriptions and dues, internal travel costs in connection with the pending CIBC merger and included a $5.4 million provision for unfunded commitments in 2016, compared to $519,000 release of reserve for unfunded commitments in 2015. These increases were partially offset by positive market value adjustments and gain on sale on various non-marketable investments, including partnership interests in various CRA investments and non-mortgage loans held-for-sale.

Our efficiency ratio was 50.7% for 2016, improving from 51.4% for 2015, as top-line revenue growth out-paced increases in operating costs during the current year. We expect some contribution to revenue in 2017 from the early January 2017 repricing of a larger portion of our floating-rate loan portfolio in response to interest rate moves during December 2016, which would positively impact our efficiency ratio.

Non-interest Expense - 2015 compared to 2014

Non-interest expense increased by $21.2 million, or 7%, from 2014, reflecting higher compensation, marketing, and insurance expenses. This was partially offset by a decrease in net foreclosed property expense, a release in the provision for unfunded commitments, and lower operating expenses.

Compensation expense increased by $22.8 million, or 13%, from 2014, due to increased incentive compensation accruals based on improved performance, additions to staff to support our growing business, and annual compensation adjustments. Salary and wages were up $7.4 million, or 7%, from the prior year primarily due to additional FTEs, as well as annual compensation adjustments. Share-based costs increased $3.3 million, or 21%, largely attributable to changes made to the retirement provisions of certain performance awards and a higher level of awards granted in 2015. Incentive compensation and commissions increased by $9.1 million, or 21%, compared to 2014, due to improved performance resulting in higher mortgage banking commissions and incentive compensation plan expense. Payroll taxes and insurance costs were up $3.1 million, or 15%, from the prior year reflecting a higher compensation base and greater healthcare insurance costs in 2015 as compared to 2014.

Marketing expense increased $2.7 million, or 20%, from 2014, as a result of our continued client development activities and increased advertising and branding investments.

Net foreclosed property expense, which includes write-downs on foreclosed properties, gains and losses on sales of foreclosed properties, taxes, and other expenses associated with the maintenance of foreclosed real estate (“OREO”), declined $4.5 million, or 52%, from 2014. OREO writedowns totaled $2.4 million in 2015, declining $4.1 million from 2014. In addition, property ownership costs, such as property management and real estate taxes, were down $1.3 million from 2014 as the population of OREO declined from $17.4 million at December 31, 2014 to $7.3 million at December 31, 2015.

Insurance expense increased $1.5 million, or 12%, from 2014, primarily due to higher FDIC deposit insurance in 2015 related to overall asset growth, and to a lesser extent, an increase in the rate paid as a result of changes in the overall composition of our balance sheet.

Loan and collection expense, which consists of certain non-reimbursable costs associated with loan origination and servicing and loan remediation costs for problem and nonperforming loans, increased $1.8 million, or 26%, from 2014. The increase was primarily due to increased mortgage origination costs related to a higher volume of mortgage loans sold compared to the prior year, along with problem loan resolutions on two specific credits during 2015.

Other operating expenses decreased $6.0 million, or 27%, from 2014, primarily reflecting a $522,000 release of reserves for unfunded commitments during 2015 related to specific credits previously reserved, compared to a $3.2 million provision recorded in 2014 largely related to $1.1 billion growth in commitments. Also included in other expenses during 2014 was $1.6 million of office relocation costs related to the Kansas City office space.

Income Taxes

Our provision for income taxes includes both federal and state income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 2016 through 2014 are presented in the following table.

Table 5
Income Tax Provision Analysis
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Income before income tax provision	$324,001	$296,400	$248,207
Income tax expense	$115,644	$111,089	$95,128
Effective income tax rate	35.7%	37.5%	38.3%

Generally, our effective income tax rate varies from the statutory federal income tax rate of 35% principally due to state income taxes, the effects of tax-exempt earnings from municipal securities and bank-owned life insurance, the effects of equity compensation, business expenses and tax credits.

The decline in our effective tax rate in 2016 compared to 2015 is attributable to larger levels of tax credits in 2016 and the $3.7 million impact of the early adoption of tax accounting changes for share-based payments in 2016.

Net deferred tax assets are included in other assets in the accompanying consolidated statements of financial condition and totaled $128.8 million at December 31, 2016, consisting of gross deferred tax assets of $138.5 million offset by gross deferred tax liabilities of $9.7 million.

We have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded as of December 31, 2016. This conclusion was based on the Company’s recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods. Proposed legislation that would reduce the U.S. statutory corporate income tax rate would likely result in a reduction in the carrying value of our deferred tax assets, the significance of which would be dependent on the degree of reduction in the tax rate. The charge to earnings would be recorded in the period of enactment. However, we would benefit from increased earnings in periods where the lower tax rate is applied to pre-tax profits.

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

Our Banking segment is the Company’s most significant segment, representing 89% of our consolidated total assets and generating nearly all of our net income. The profitability of our Banking segment is dependent on net interest income, provision for loan and covered loan losses, non-interest income (exclusive of asset management fees), and non-interest expense. The net income for the Banking segment for the year ended December 31, 2016 was $228.9 million, a $26.0 million increase from net income of $202.9 million for the year ended December 31, 2015. The increase in net income for the Banking segment was primarily due to a $68.5 million increase in net interest income resulting from 13% loan growth during the year. Non-interest expenses increased $32.0 million due primarily to an increase in salaries and incentive compensation primarily driven by new hires, salary increases, and higher incentive compensation tied to improved performance. For the year ended December 31, 2015, net income for the Banking segment increased $27.4 million from the year ended December 31, 2014, and was primarily due to a $51.4 million increase in net interest income driven by 12% loan growth during 2014 and lower interest expense attributable to the $75.0 million partial redemption of our 10% Debentures in fourth quarter 2014.

Total loans for the Banking segment increased to $15.1 billion at December 31, 2016, from $13.3 billion at December 31, 2015. Total deposits increased to $16.1 billion at December 31, 2016 from $14.4 billion at December 31, 2015.

Asset Management

The Asset Management segment includes certain activities of our Private Wealth group, including investment management, personal trust and estate administration, custodial and escrow services, investment management services for 401(k) plans, and brokerage services. The private banking activities of our Private Wealth group are included with the Banking segment.

Net income from Asset Management increased to $4.2 million for 2016, compared to $3.2 million for 2015 and $2.5 million for 2014. The current year increase was attributable to a higher level of fee income from growth in AUMA, compared to the prior years. AUMA grew to $9.7 billion at December 31, 2016, from $7.3 billion at December 31, 2015 and $6.6 billion at December 31, 2014, attributable to growth in both managed and custody assets from new client acquisition, including sizeable corporate trust and corporate retirement accounts added during 2016.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in the Bank. Undistributed earnings relating to this investment are not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of certain compensation expense and professional fees allocated to the Holding Company. The Holding Company Activities segment reported a net loss of $24.7 million for the year ended December 31, 2016, compared to a net loss of $20.8 million for the same period in 2015 and a net loss of $24.9 million for 2014. The increase in net loss in 2016 was due to higher non-interest expense in 2016 as a result of $6.7 million in transaction-related expenses. The Holding Company had $52.8 million in cash at December 31, 2016 compared to $61.5 million at December 31, 2015.

Additional information about our operating segments is also discussed in Note 21 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

FINANCIAL CONDITION

Total assets were $20.1 billion at December 31, 2016, a 16% increase from total assets of $17.3 billion at December 31, 2015. Total loans increased to $15.1 billion at year end 2016 from $13.3 billion at year end 2015, representing a 13% increase. Our total deposits increased to $16.1 billion at year end 2016 from $14.3 billion at year end 2015, representing a 12% increase. Total stockholders’ equity increased 13% from $1.7 billion at December 31, 2015 to $1.9 billion at December 31, 2016.

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

Table 6
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of December 31, 2016			As of December 31, 2015			As of December 31, 2014
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury	$542,295	$548,894	15	$321,651	$322,922	10	$268,265	$269,697	10
U.S. Agency	45,940	46,043	1	46,098	46,504	2	46,258	46,959	2
Collateralized mortgage obligations	75,345	73,228	2	99,972	97,260	3	136,933	132,633	5
Residential mortgage-backed securities	886,550	884,176	24	829,855	817,006	27	846,078	822,746	29
State and municipal securities	463,395	466,651	12	467,790	458,402	15	347,310	340,810	13
Foreign sovereign debt	—	—	—	—	—	—	500	500	*
Total available-for-sale	2,013,525	2,018,992	54	1,765,366	1,742,094	57	1,645,344	1,613,345	59
Held-to-Maturity
Collateralized mortgage obligations	39,273	40,568	1	48,979	50,708	2	57,943	59,960	2
Residential mortgage-backed securities	1,360,921	1,378,610	37	1,069,572	1,069,746	34	892,162	885,235	32
Commercial mortgage-backed securities	310,161	314,622	8	228,063	229,722	7	181,437	183,021	7
State and municipal securities	204	204	*	254	254	*	1,073	1,069	*
Foreign sovereign debt	500	500	*	500	500	*	—	—	—
Other securities	3,711	3,619	*	3,873	4,353	*	—	—	—
Total held-to-maturity	1,714,770	1,738,123	46	1,351,241	1,355,283	43	1,132,615	1,129,285	41
Total securities	$3,728,295	$3,757,115	100	$3,116,607	$3,097,377	100	$2,777,959	$2,742,630	100
*    Less than 1%

As of December 31, 2016, our securities portfolio totaled $3.7 billion, increasing $611.7 million, or 20%, compared to December 31, 2015. During 2016, purchases of securities totaled $1.2 billion, with $549.0 million in the available-for-sale portfolio and $615.5 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential and commercial mortgage-backed securities and state and municipal securities, as well as purchases of U.S. Treasury securities.

In conjunction with ongoing portfolio management and rebalancing activities, during 2016, we sold $45.4 million in state and municipal securities, resulting in a net securities gain of $1.1 million.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprise 72% of the total portfolio at December 31, 2016. All of the mortgage securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage securities are comprised of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of states and local municipalities comprised 12% of the total portfolio at December 31, 2016. This type of security has historically experienced very low default rates and provided a predictable cash flow because it generally is not subject to significant prepayment. For a portion of our state and local municipality debt instruments, insurance companies and state programs provide credit enhancement to improve the credit rating and liquidity of the issuance. Management considers underlying municipality credit strength and any credit enhancement when evaluating a purchase or sale decision.

We do not hold direct exposure to the obligations of the State of Illinois. We hold some bonds from municipalities in Illinois, but the finances of these municipalities are not primarily dependent on the finances of the State of Illinois.

At December 31, 2016, our reported equity reflected unrealized net securities losses on available-for-sale securities, net of tax, of $3.5 million, a decrease of $17.5 million from the unrealized net securities gains of $14.0 million at December 31, 2015, primarily due to increases in interest rates and the corresponding decrease in the market value of securities and unrealized net securities gains. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future market volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

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

Table 7
Investment Portfolio Activity
(Dollars in thousands)

	December 31, 2016
	Available-for-Sale	Held-to-Maturity
Balance at beginning of year	$1,765,366	$1,355,283
Additions:
Purchases	549,001	615,464
Reductions:
Sale proceeds	(45,446)	—
Net gain on sale	1,111	—
Principal maturities, prepayments and calls, net of gains	(214,609)	(221,687)
Amortization of premiums and accretion of discounts	(13,159)	(10,937)
Total reductions	(272,103)	(232,624)
Decrease in market value	(28,739)	—	(1)
Balance at end of year	$2,013,525	$1,738,123

(1)
The held-to-maturity portfolio is recorded at cost, with no adjustment for the $4.0 million unrealized loss in the portfolio at the beginning of 2016 or the decrease in market value of $19.3 million for the year ended December 31, 2016.

The following table presents the maturities of the different types of investment securities that we owned at December 31, 2016 and the corresponding interest rates.
Table 8
Maturity Distribution and Portfolio Yields
(Dollars in thousands)

	As of December 31, 2016
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Available-for-Sale
U.S. Treasury securities	$50,207	0.87%	$296,527	1.24%	$202,160	1.56%	$—	—%
U.S. Agency securities	—	—%	46,043	1.30%	—	—%	—	—%
Collateralized mortgage obligations (1)	4,157	3.65%	69,071	3.18%	—	—%	—	—%
Residential mortgage-backed securities (1)	1,991	4.64%	355,658	3.23%	494,448	2.29%	32,079	2.72%
State and municipal securities (2)	25,663	2.00%	169,093	1.98%	268,080	2.10%	3,815	2.06%
Total available-for-sale	82,018	1.46%	936,392	2.28%	964,688	2.08%	35,894	2.65%
Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	40,568	1.40%	—	—%	—	—%
Residential mortgage-backed securities (1)	—	—%	481,774	2.28%	390,387	2.52%	506,449	2.84%
Commercial mortgage-backed securities (1)	3,603	1.29%	140,979	1.91%	170,040	2.37%	—	—%
State and municipal securities (2)	204	3.49%	—	—%	—	—%	—	—%
Foreign sovereign debt	—	—%	500	1.76%	—	—%	—	—%
Other securities	—	—%	3,619	8.57%	—	—%	—	—%
Total held-to-maturity	3,807	1.41%	667,440	2.18%	560,427	2.47%	506,449	2.84%
Total securities	$85,825	1.45%	$1,603,832	2.24%	$1,525,115	2.23%	$542,343	2.83%

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

Portfolio Composition

Table 9
Loan Portfolio
(Dollars in thousands)

	December 31,
	2016	% of Total	2015	% of Total	2014	% of Total	2013	% of Total	2012	% of Total
Commercial	$7,506,977	50	$6,747,389	51	$5,996,070	50	$5,360,773	51	$4,843,227	48
Commercial - owner-occupied real estate	2,142,068	14	1,888,238	14	1,892,564	16	1,695,479	16	1,608,091	16
Total commercial	9,649,045	64	8,635,627	65	7,888,634	66	7,056,252	67	6,451,318	64
Commercial real estate	3,127,373	21	2,629,873	20	2,323,616	20	2,062,889	19	2,177,529	21
Commercial real estate - multi-family	993,352	6	722,637	5	593,103	5	513,194	5	543,622	5
Total commercial real estate	4,120,725	27	3,352,510	25	2,916,719	25	2,576,083	24	2,721,151	26
Construction	417,955	3	522,263	4	381,102	3	293,387	3	190,496	2
Total commercial real estate and construction	4,538,680	30	3,874,773	29	3,297,821	28	2,869,470	27	2,911,647	28
Residential real estate	581,757	4	461,412	4	361,565	3	341,868	3	373,580	4
Home equity	119,049	1	129,317	1	142,177	1	149,732	1	167,760	2
Personal	167,710	1	165,346	1	202,022	2	226,699	2	235,677	2
Total loans	$15,056,241	100	$13,266,475	100	$11,892,219	100	$10,644,021	100	$10,139,982	100
Growth vs. prior year–end	13%		12%		12%		5%		13%

Total loans increased $1.8 billion during 2016 to $15.1 billion at December 31, 2016, compared to $13.3 billion at December 31, 2015, reflecting growth primarily in commercial and CRE loans. During the year ended December 31, 2016, new loans to new clients totaled $1.9 billion, and growth in existing clients, net of paydowns, totaled $1.7 billion. Payoffs were $1.8 billion for the year ended December 31, 2016. Our five-quarter trailing average loan growth was $395.4 million at December 31, 2016, increasing $51.6 million compared to $343.8 million a year ago. Revolving line usage on the overall loan portfolio decreased to 44% at December 31, 2016, from 47% at December 31, 2015, primarily reflecting the addition of new unfunded commitments.

Our loan growth was primarily driven by growth in the commercial and CRE loan portfolios, which increased $1.0 billion and $768.2 million, respectively, from December 31, 2015. Within the commercial loan portfolio, we saw growth in multiple industry segments from the prior year end, including finance and insurance, which increased $336.1 million, and healthcare, which increased $208.3 million. We also saw growth across multiple asset classes in the CRE portfolio during 2016. Multi-family is the largest asset class in the CRE portfolio, representing 24% of the total CRE portfolio at December 31, 2016, compared to 22% at December 31, 2015.

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

In the normal course of our business, we participate in loan transactions that involve a number of banks in an effort to maintain and build client relationships while managing portfolio risk, with a view to cross-selling products and originating loans for the borrowers in the future. Although we often strive to lead or co-lead the arrangement, we also participate in transactions led by other banks when we have a relationship with, or seek to develop a relationship with, the borrower. Loan syndications assist us with decreasing credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our $15.1 billion in total loans at December 31, 2016, we were party to $5.5 billion of loans with other financial institutions, consisting of $2.5 billion in retained balances in syndicated loans that were led or co-led by us and $3.0 billion for which we were a non-

lead participant in the syndicated loan. Within this $5.5 billion portfolio, $3.3 billion of loans were shared national credits (“SNCs”), of which we were the lead or co-lead in $1.1 billion and the non-lead participant in $2.2 billion. SNCs are defined as loan commitments of at least $20 million that are shared by three or more regulatory depository institutions. Of the $1.9 billion of new loans to new clients during 2016, approximately $419.3 million, or 22%, related to SNCs. To the extent financing opportunities we pursue exceed our risk appetite for larger credit exposures and we are not able to syndicate the loan transactions, our loan growth may be impacted.

The following table summarizes the composition of our commercial loan portfolio at December 31, 2016 and 2015 based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client’s ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client’s underlying business activity changes, classification differences between periods will arise.

Table 10
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	December 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Healthcare	$2,016,041	21	$1,807,764	21
Manufacturing	1,843,901	19	1,810,085	21
Finance and insurance	1,669,453	17	1,333,363	15
Wholesale trade	860,657	9	768,571	9
Professional, scientific, and technical services	617,264	6	574,278	7
Real estate, rental and leasing	583,701	6	542,437	6
Administrative and support and waste management and remediation services	537,491	6	481,827	5
Architecture, engineering and construction	298,191	3	252,351	3
Telecommunication and publishing	250,941	3	203,994	2
Retail trade	231,739	2	228,935	3
All other (1)	739,666	8	632,022	8
Total commercial (2)	$9,649,045	100	$8,635,627	100

(1)	All other consists of numerous smaller balances across a variety of industries with no category greater than 2% of total loans.

(2)	Includes owner-occupied commercial real estate of $2.1 billion at December 31, 2016 and $1.9 billion at 2015.

Our healthcare portfolio within our commercial portfolio totaled $2.0 billion at December 31, 2016, compared to $1.8 billion at December 31, 2015. We have a specialized niche in the skilled nursing, assisted living, and residential care segment of the healthcare industry. Loan relationships to these providers tend to be larger extensions of credit with borrowers primarily represented by for-profit businesses. At December 31, 2016, 21% of our commercial loan portfolio and 13% of our total loan portfolio was composed of loans extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. The facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Accordingly, our clients and their ability to service this debt may be adversely impacted by the financial health of state or federal payors. In recent years, there have been reductions in the reimbursement rates in certain states and government entities are taking longer to reimburse providers. For example, in the State of Illinois, the Medicaid reimbursement rate was reduced and the budget impasse, which has resulted in the state operating without a budget since June 30, 2015, has contributed to reduced Medicaid payments to healthcare providers. Although our healthcare commercial loan portfolio is well diversified across 28 states, loans to borrowers in the State of Illinois represented our highest geographic concentration of healthcare loans at 23% of the healthcare commercial loan portfolio, or $454.7 million, as of December 31, 2016. The challenged financial condition of the State of Illinois has had some adverse effects on the cash flow position of some of our Illinois-based healthcare borrowers. Despite this impact on client cash flows, to date, the healthcare loan portfolio has experienced minimal defaults and losses. We are actively monitoring the Illinois budget situation and its potential impact on our borrowers to manage the risks presented by the state’s budget problems and overall challenged financial condition. In addition, across the broader healthcare industry, structural changes to government reimbursements may negatively impact performance for managed care facilities as borrowers adapt to the changes, particularly higher cost operators with thinner margins.

Our manufacturing portfolio, representing 19% of our commercial lending portfolio and 21% of the total portfolio at December 31, 2016, is well diversified among sub-industry and product types. The manufacturing industry classification is a key component of our core business. During the second half of 2015 and into 2016, the U.S. manufacturing sector experienced a significant slowdown, as evidenced by declines or slowing rates of growth in a number of key indicators, due in part to the economic headwinds of lower commodity prices (including oil and gas prices) and a strong U.S. dollar, with particular stress faced by durable goods manufacturing. Although the U.S. manufacturing sector began to rebound toward the end of 2016, the sector’s performance may continue to experience volatility due to the impact of commodity prices, currency exchange rates, possible U.S. corporate tax reform, U.S. political developments and broader geopolitical developments on this sector. Any stress or volatility experienced by the U.S. manufacturing sector specifically could adversely impact our existing loan portfolio and/or our future loan growth rate.

The third largest segment of our commercial loan portfolio is the finance and insurance portfolio, which increased $336.1 million, since December 31, 2015 and now represents 17% of our commercial lending portfolio at December 31, 2016 compared to 15% at December 31, 2015. Contributing to the increase year-over-year was growth in specialty finance loans, which totaled $496.1 million as of December 31, 2016, up from $388.2 million at December 31, 2015. This type of lending represents loans to nonbank specialty finance lenders that provide various types of financing to their customers, such as consumer financing, auto financing, equipment financing or other types of asset-based lending. The growth in this portfolio is a result of pursuing new opportunities to add specialized industry knowledge amongst our client relationship managers, with an expanded team in 2015 and a greater presence in the market. At December 31, 2016, amounts outstanding under bridge lines to private equity funds, which provide liquidity as a bridge to the next capital call from their investors, totaled $245.9 million, compared to $239.9 million at December 31, 2015. The draw repayment terms of such loans are generally between 90 and 120 days and, given their purpose, these draws generally remain outstanding for a short period of time. Amounts outstanding under these lines generally will fluctuate from quarter to quarter given their transactional nature.

The following table summarizes our CRE and construction loan portfolios by collateral type at December 31, 2016 and 2015.

Table 11
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	December 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Multi-family	$993,352	24	$722,637	22
Retail	822,811	20	763,179	23
Office	716,775	17	572,711	17
Health care	371,961	9	335,918	10
Industrial/warehouse	493,257	12	319,958	9
Land	232,756	6	247,190	7
Residential 1-4 family	56,730	1	86,214	3
Mixed use/other	433,083	11	304,703	9
Total commercial real estate	$4,120,725	100	$3,352,510	100
Construction
Multi-family	$121,983	29	$130,020	25
Health care	22,027	5	62,460	12
Retail	61,791	15	107,327	21
Office	18,800	4	84,459	16
Condominiums	36,846	9	37,451	7
Industrial/warehouse	77,079	18	46,530	9
Residential 1-4 family	26,013	6	21,849	4
Mixed use/other	53,416	14	32,167	6
Total construction	$417,955	100	$522,263	100

Of the combined CRE and construction portfolios, the three largest categories at December 31, 2016 were multi-family, retail and office, which represented 25%, 19% and 16% of the combined portfolios, respectively. Generally, we are a short-to-intermediate term real estate lender, and our CRE and construction portfolio strategies focus on core real estate classes in the markets in which we operate and established sponsors and developers with which we have prior experience, other banking relationships or the opportunity to offer comprehensive banking relationships. The multi-family asset type is diversified with a combination of stabilization of prior construction projects, existing property improvements, and stable assets with strong recurring cash flows. Payoffs during the year ended December 31, 2016 included property sales and refinancing into the long-term market.

Portfolio Risk Management

In conjunction with our commercial middle market focus, our lending activities sometimes involve larger credit relationships. Due to the larger size of these loans, the unexpected occurrence of an event or development with respect to one or more of these loans that adversely impacts the value of collateral securing the loan, the success of a workout strategy, or our ability to return the loan to performing status could materially and adversely affect our results of operations and financial condition.

The following table summarizes our credit relationships with commitments greater than $25 million as of December 31, 2016 and December 31, 2015:

Table 12
Client Relationships with Commitments Greater Than $25 Million
(Dollars in thousands)

	December 31,
	2016	2015
Commitments greater than $25 million
Number of client relationships	182	149
Percentage that are commercial and industrial businesses	84%	88%
Aggregate amount of commitments	$6,153,929	$4,976,666
Funded loan balances	$3,620,321	$2,841,801
Funded loan balances as a percent of total loan portfolio	24%	21%

As part of the risk-based deposit insurance assessment framework, the FDIC has established a regulatory classification of “higher-risk assets,” which include higher-risk commercial and industrial loans (funded and unfunded), construction and development loans (funded and unfunded), non-traditional mortgages, and higher-risk consumer loans. As part of our overall portfolio risk management, we have developed a plan to manage our level of higher-risk assets relative to our capital position and within our overall risk appetite and generally have focused in recent periods on being selective in originating loans that are classified as higher-risk assets. The following table summarizes our higher-risk assets as of December 31, 2016 and December 31, 2015.

Table 13 (1)
Higher-Risk Assets
(Amounts in thousands)

	December 31, 2016		December 31, 2015
	Outstanding	Unfunded Commitment	Outstanding	Unfunded Commitment
Commercial and industrial	$1,665,123	$611,301	$1,501,418	$484,654
Construction and development	619,201	539,166	789,637	958,829
Non-traditional mortgages	774	—	959	—
Consumer	8,770	—	10,445	—
Total	$2,293,868	$1,150,467	$2,302,459	$1,443,483
As a percentage of total loans/unfunded commitments	15%	18%	17%	24%

(1)	Loan category classification is based on the FDIC’s regulatory definition.

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

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of December 31, 2016, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 14
Maturities and Sensitivities of Loans to Changes in Interest Rates (1)
(Amounts in thousands)

	As of December 31, 2016
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$2,502,644	$6,939,692	$206,709	$9,649,045
Commercial real estate	1,421,364	2,350,595	348,766	4,120,725
Construction	138,782	253,127	26,046	417,955
Residential real estate	8,809	160	572,788	581,757
Home equity	9,184	68,274	41,591	119,049
Personal	123,578	43,951	181	167,710
Total	$4,204,361	$9,655,799	$1,196,081	$15,056,241
Loans maturing after one year:
Predetermined (fixed) interest rates		$135,531	$362,842
Floating interest rates		9,520,268	833,239
Total		$9,655,799	$1,196,081

(1)
Maturities are based on contractual maturity date. Actual timing of repayment may differ from those reflected in the table as clients may choose to pre-pay their outstanding balance prior to the contractual maturity date.

Of the $10.4 billion in loans maturing after one year with a floating interest rate, $1.2 billion are subject to interest rate floors, of which $386.9 million have such floors in effect at December 31, 2016. For further analysis and information related to interest rate sensitivity, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-K.

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

As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan in an attempt to maximize the collection of amounts due when a borrower is experiencing financial difficulties. The modification may consist of reducing the interest rate, extending the maturity date, reducing the principal balance, or other action intended to minimize potential losses and maximize our chances of a more successful recovery on a troubled loan. When we make such concessions as part of a modification, we report the loan as a troubled debt restructurings (“TDRs”) and account for the interest due in accordance with our TDR policy. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. The TDR is classified as an accruing TDR if the borrower has demonstrated the ability to meet the new terms of the restructured loan as evidenced by a minimum of six months of performance in compliance with the restructured terms or if the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring supports returning or maintaining the loan on accrual status. TDRs accrue interest as long as the borrower complies with the revised terms and conditions and management is reasonably assured as to the collectability of principal and interest; otherwise, the restructured loan will be classified as nonaccrual. Loans classified as accruing TDRs typically do not require a specific reserve charge, which is a key component in keeping a loan on accrual status. The TDR classification is removed when the loan is either fully repaid or is re-underwritten at market terms and an evaluation of the loan determines that it does not meet the definition of a TDR under current accounting guidance (i.e., the new terms do not represent a concession, the borrower is no longer experiencing financial difficulty, and the re-underwriting is executed at current market terms for new debt with similar risk).

The following table provides a comparison of our nonperforming assets, restructured loans accruing interest, special mention, potential problem, and past due loans for the past five years.

Table 15
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	December 31,
	2016	2015	2014	2013	2012
Nonaccrual loans:
Commercial	$69,453	$32,794	$31,047	$24,779	$41,913
Commercial real estate	6,316	8,501	19,749	46,953	68,554
Construction	—	—	—	—	557
Residential real estate	4,591	4,762	5,274	9,976	11,224
Personal and home equity	3,328	7,692	11,474	12,530	16,532
Total nonaccrual loans	$83,688	$53,749	$67,544	$94,238	$138,780
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	$83,688	$53,749	$67,544	$94,238	$138,780
OREO	10,203	7,273	17,416	28,548	81,880
Total nonperforming assets	$93,891	$61,022	$84,960	$122,786	$220,660
Nonaccrual troubled debt restructured loans (included in nonaccrual loans):
Commercial	$33,141	$25,034	$20,113	$6,188	$25,200
Commercial real estate	5,857	7,619	8,005	19,309	29,426
Residential real estate	1,534	1,341	1,881	2,239	2,867
Personal and home equity	3,081	5,177	6,299	4,446	7,299
Total nonaccrual troubled debt restructured loans	$43,613	$39,171	$36,298	$32,182	$64,792
Restructured loans accruing interest:
Commercial	$63,711	$14,526	$21,124	$17,635	$44,267
Commercial real estate	—	—	199	950	14,758
Residential real estate	—	—	—	—	465
Personal and home equity	2,291	2,020	1,422	1,591	1,490
Total restructured loans accruing interest	$66,002	$16,546	$22,745	$20,176	$60,980
Special mention loans	$179,611	$120,028	$100,989	$71,257	$96,794
Potential problem loans	$123,345	$132,398	$87,442	$101,772	$107,876
30-89 days past due loans	$10,588	$9,067	$11,816	$8,870	$18,470
Nonperforming loans to total loans	0.56%	0.41%	0.57%	0.89%	1.37%
Nonperforming loans to total assets	0.42%	0.31%	0.43%	0.67%	0.99%
Nonperforming assets to total assets	0.47%	0.35%	0.54%	0.87%	1.57%
Allowance for loan losses as a percent of nonperforming loans	222%	299%	226%	152%	116%

Nonperforming loans totaled $83.7 million at December 31, 2016, compared to $53.7 million at December 31, 2015. Nonperforming loan inflows, which are primarily composed of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status), were $87.7 million for the year ended December 31, 2016, with eight credit relationships representing 85% of total inflows for 2016. Nonperforming loans as a percent of total loans were 0.56% at December 31, 2016, compared to 0.41% at December 31, 2015.

OREO totaled $10.2 million at December 31, 2016, compared to $7.3 million at the prior year end, with $7.0 million of total outstanding OREO at December 31, 2016 consisting of an individual property that was transferred into OREO during the year. This inflow was partially offset by sales of OREO and valuation adjustments as we continue to dispose and settle properties.

As a result of the activity described above for nonperforming loans and OREO, nonperforming assets increased $32.9 million from year end 2015 to $93.9 million at December 31, 2016. Nonperforming assets as a percentage of total assets were 0.47% at December 31, 2016, compared to 0.35% at December 31, 2015.

As of December 31, 2016, special mention and potential problem loans in aggregate totaled $303.0 million, increasing $50.5 million from December 31, 2015, reflecting some level of credit migration. As a percentage of total loans, special mention and potential problem loans were 2.0% at December 31, 2016, compared to 1.9% at the prior year end. At December 31, 2016, commercial loans comprised $114.1 million, or 92% of total potential problem loan, with four credit relationships representing over 50% of the total. Because our loan portfolio contains loans that may be larger in size, changes in the performance of larger credits may from time to time create fluctuations in our credit quality metrics, including nonperforming, special mention, and potential problem loans.

The following table presents changes in our nonperforming loans for the years ended December 31, 2016 and 2015.

Table 16
Nonperforming Loans Rollforward
(Amounts in thousands)

	December 31,
	2016	2015
Nonperforming loans:
Balance at beginning of year	$53,749	$67,544
Additions:
New nonaccrual loans (1)	87,722	44,259
Reductions:
Return to performing status	(2,068)	(1,709)
Paydowns and payoffs, net of advances	(33,657)	(30,445)
Net sales	(835)	(5,107)
Transfer to OREO	(10,199)	(6,243)
Transfer to loans held-for-sale	—	(667)
Charge-offs	(11,024)	(13,883)
Total reductions	(57,783)	(58,054)
Balance at end of year	$83,688	$53,749

Nonaccruing troubled debt restructured loans (included in nonperforming loans):
Balance at beginning of period	$39,171	$36,298
Additions:
New nonaccrual troubled debt restructured loans (1)	23,501	34,204
Reductions:
Return to performing status	(1,221)	(934)
Paydowns and payoffs, net of advances	(14,282)	(14,932)
Net sales	(450)	(1,047)
Transfer to OREO	(1,098)	(3,713)
Charge-offs	(2,008)	(10,705)
Total reductions	(19,059)	(31,331)
Balance at end of period	$43,613	$39,171

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

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

Table 17
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	As of December 31,
	2016	% of Total	2015	% of Total	2014	% of Total	2013	% of Total	2012	% of Total
Commercial	$141,047	76	$117,619	73	$103,462	68	$80,768	57	$63,709	39
Commercial real estate	30,626	17	27,610	17	31,838	21	42,362	30	73,150	45
Construction	6,087	3	5,441	4	4,290	3	3,338	2	2,434	2
Residential real estate	3,734	2	4,239	3	5,316	3	7,555	5	9,696	6
Home equity	2,300	1	3,744	2	4,924	3	5,648	4	6,797	4
Personal	1,971	1	2,083	1	2,668	2	3,438	2	5,631	4
Total	$185,765	100	$160,736	100	$152,498	100	$143,109	100	$161,417	100
Specific reserve	$11,938	6	$7,262	5	$16,627	11	$22,377	16	$43,390	27
General reserve	$173,827	94	$153,474	95	$135,871	89	$120,732	84	$118,027	73
Recorded Investment in Loans:
Ending balance, specific reserve	$149,690		$70,295		$90,289		$114,414		$199,760
Ending balance, general allocated reserve	14,906,551		13,196,180		11,801,930		10,529,607		9,940,222
Total loans at year end	$15,056,241		$13,266,475		$11,892,219		$10,644,021		$10,139,982

Specific Component of the Allowance

The specific reserve requirement is the summation of individual reserves related to impaired loans that are analyzed on a loan-by-loan basis at the balance sheet date. At December 31, 2016, the specific reserve component of the allowance totaled $11.9 million, up from $7.3 million at December 31, 2015. The increase in specific reserves from year end 2015 was largely attributable to borrower irregularities identified during 2016 with a single lending relationship which added $7.6 million to such reserves. Of the $149.7 million in impaired loans at December 31, 2016, and the $70.3 million in impaired loans at December 31, 2015, 25% and 54%, respectively, required a specific reserve.

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

We assess the appropriate balance of the general allocated component of the reserve at the model loss emergence period based on a variety of internal and external quantitative and qualitative factors giving consideration to conditions that we believe are not fully reflected in the model-generated loss estimates. Topics considered in this assessment include changes in lending practices and procedures (e.g., underwriting standards) internally and in our industry, changes in business or economic conditions, changes in the nature and volume of loans, changes in staffing or management in our lending teams, changes in the quality of our results from loan reviews (which includes credit quality trends and risk rating accuracy), changes in underlying collateral values, recent portfolio performance, concentration risks, and other external factors such as legal or regulatory matters relevant to management’s assessment of required reserve levels. In certain instances, these additional factors and judgments may lead to management’s conclusion that the appropriate level of the reserve differs from the amount determined through the model-driven quantitative framework, with respect to a given product type. In determining the amount of any qualitative adjustment to be made to the quantitative model output, management may adjust the PD and/or LGD for a product type (or a sub-segment within a product type) to reflect conditions that it does not believe are reflected in historical loss rates and apply those adjusted PDs and LGDs to determine the impact on the model output, with the result used to inform management’s determination of the appropriate qualitative adjustment to be made to the general allocated component for the product type. Such adjustments are typically informed through industry reports and statistics and other available source material.

In our evaluation of the quantitatively-determined amount and the adequacy of the allowance at December 31, 2016, we considered a number of factors for each product consistent with the considerations discussed in the prior paragraph. The following describes the primary management qualitative adjustments made to each product type in determining our reserve levels at December 31, 2016:

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
In determining our reserve levels at December 31, 2016, we established a general reserve that includes management’s qualitative assessment discussed above which increased the reserve to a higher output than the model’s quantitative output, in total. This judgment was influenced primarily by recent indicators in our commercial portfolio, such as the increasing leverage metrics for some existing borrowers, impact of commodity prices in certain sectors of the manufacturing portfolio, changes in underwriting standards, and volume and nature of loan growth, which have not yet been fully incorporated into the model output.

The general allocated component of the allowance increased by $20.4 million, or 13%, from $153.5 million at December 31, 2015, to $173.8 million at December 31, 2016. The increase in the general allocated reserve primarily reflects the $1.8 billion of growth in the loan portfolio during 2016 and changes in the credit quality of the existing portfolio for certain sectors in the commercial portfolio, specifically in the portfolio of leveraged commercial and industrial loans.

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

Although we determine the amount of each element of the allowance separately and consider this process to be an important credit management tool, the entire allowance is available to absorb credit losses across the entire loan portfolio.

Management evaluates the adequacy of the allowance for loan losses and reviews the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of December 31, 2016, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including for those loans where the loss is not yet identifiable).

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

Table 18
Allowance for Credit Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Change in allowance for loan losses:
Balance at beginning of year	$160,736	$152,498	$143,109	$161,417	$191,594
Loans charged-off:
Commercial	(8,427)	(11,438)	(5,588)	(22,339)	(31,768)
Commercial real estate	(1,510)	(1,458)	(6,214)	(25,294)	(68,099)
Construction	—	—	(6)	70	(1,979)
Residential real estate	(859)	(494)	(1,514)	(3,501)	(3,010)
Home equity	(226)	(716)	(1,017)	(3,445)	(3,128)
Personal	(225)	(59)	(158)	(3,725)	(10,044)
Total charge-offs	(11,247)	(14,165)	(14,497)	(58,234)	(118,028)
Recoveries on loans previously charged-off:
Commercial	1,082	4,396	6,340	5,054	4,179
Commercial real estate	795	1,209	2,674	2,173	8,709
Construction	119	204	79	48	2,315
Residential real estate	99	318	675	15	126
Home equity	165	507	228	475	509
Personal	62	1,102	721	997	1,137
Total recoveries	2,322	7,736	10,717	8,762	16,975
Net charge-offs	(8,925)	(6,429)	(3,780)	(49,472)	(101,053)
Provisions charged to operating expense	33,954	14,667	13,169	31,164	70,876
Balance at end of year	$185,765	$160,736	$152,498	$143,109	$161,417
Reserve for unfunded commitments (1)	$17,140	$11,759	$12,274	$9,206	$7,343
Allowance for loan losses as a percent of loans	1.23%	1.21%	1.28%	1.34%	1.59%
Average loans, excluding covered assets	$14,049,715	$12,617,346	$11,199,985	$10,228,385	$9,457,541
Ratio of net charge-offs to average loans outstanding for the year	0.06%	0.05%	0.03%	0.48%	1.07%
Allowance for loan losses as a percent of nonperforming loans	222%	299%	226%	152%	116%
(1)    Included in other liabilities on the consolidated statements of financial condition.

Activity in the Allowance for Loan Losses

The allowance for loan losses increased $25.0 million to $185.8 million at December 31, 2016, from $160.7 million at December 31, 2015, and was largely reflective of the $1.8 billion of loan growth during 2016 and some credit migration, including higher nonperforming loan levels that drove an increase in the specific reserve. The allowance for loan losses to total loans ratio was 1.23% at December 31, 2016, compared to 1.21% at December 31, 2015.

Gross charge-offs were $11.2 million for 2016, compared to $14.2 million for 2015. Commercial loans comprised 75% of total charge-offs in 2016, with 67% of total commercial charge-offs related to two relationships.

The provision for loan losses is the expense recognized in the consolidated statements of income to adjust the allowance for loan losses to the level deemed appropriate by management, as determined through application of our allowance methodology. The provision for loan losses for 2016 was $34.0 million, up from $14.7 million in 2015 and $13.2 million in 2014. The provision will fluctuate from period to period depending on the level of loan growth and unevenness in credit quality due to the size of individual credits, and we expect our provision expense going forward to be driven by changes to the general allocated reserve component due to overall loan growth and credit performance and, if necessary, any new specific reserves that may be required.
Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the year ended December 31, 2016, our reserve for unfunded commitments increased $5.4 million from December 31, 2015 to $17.1 million and consists almost entirely of general reserves. During 2016, general reserves increased $5.8 million, driven by growth in residential construction commitments and increases in commercial special mention and potential problem commitments that resulted in higher requirements, while specific reserves declined as a result of credit resolutions during 2016. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the consolidated statements of income. Unfunded commitments, excluding covered assets, totaled $6.8 billion and $6.5 billion at December 31, 2016 and 2015, respectively. At December 31, 2016, unfunded commitments with maturities of less than one year approximated $1.9 billion. For further information on our unfunded commitments, refer to Note 19 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

COVERED ASSETS

Covered assets represent acquired residential mortgage loans and foreclosed loan collateral covered under a loss share agreement with the FDIC and include an indemnification receivable representing the present value of the expected reimbursement from the FDIC related to expected losses on the covered assets. The loss share agreement will expire on September 30, 2019.

Total covered assets, net of allowance for covered loan losses, declined $3.9 million, or 19%, from $21.2 million at December 31, 2015 to $17.3 million at December 31, 2016. The reduction was primarily attributable to $3.7 million in principal paydowns, net of advances, as well as the impact of such on the evaluation of expected cash flows and discount accretion levels. At December 31, 2016, the indemnification receivable totaled $939,000, compared to $1.7 million at December 31, 2015. Because the remaining covered assets largely represent single-family mortgages, we do not expect a significant change in balances from period to period. Total delinquent and nonperforming covered loans totaled $3.6 million at December 31, 2016 and $5.2 million at December 31, 2015.

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

We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, and selectively purchase securities and investments. Liquid assets refer to cash on hand, Federal funds (“Fed funds”) sold and securities. Net liquid assets represent liquid assets less the amount of such assets pledged to secure deposits, repurchase agreements, FHLB advances and FRB borrowings that require collateral and to satisfy contractual obligations. Net liquid assets at the Bank were $4.0 billion and $2.9 billion at December 31, 2016 and 2015, respectively.

The Bank’s principal sources of funds are commercial deposits, some of which are large institutional deposits and deposits that are classified for regulatory purposes as brokered deposits, and retail deposits. In addition to deposits, we utilize FHLB advances and other sources of funding to support our balance sheet and liquidity needs. Cash from operations is also a source of funds. The Bank’s principal uses of funds include funding growth in the loan portfolio and, to a lesser extent, our investment portfolio, which is designed to be highly liquid to serve collateral needs and support liquidity risk management. In managing our levels of cash on-hand, we consider factors such as reserve requirements at the Federal Reserve, deposit movement trends (which can be influenced by changing economic conditions, client specific needs to support their businesses, including transactions such as acquisitions and divestitures, and the overall composition of our deposit base) and other needs of the Bank.

The primary sources of funding for the Holding Company include dividends received from the Bank, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt and equity. As an additional source of funding, the Holding Company has a 364-day revolving line of credit with a group of commercial banks allowing borrowings of up to $60.0 million in total. As of December 31, 2016, no amounts had been drawn on the facility. The Holding Company had $52.8 million in cash at December 31, 2016, compared to $61.5 million at December 31, 2015.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $81.1 million from 2015 to $343.4 million for 2016. Cash flows from investing activities reflect the impact of growth in loans and investments acquired for our interest-earning asset portfolios, as well as asset maturities and sales. For 2016, net cash used in investing activities was $2.5 billion, compared to $1.7 billion for the prior year. This change in cash flows primarily represents larger amounts of cash redeployed towards the funding of loans in 2016. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash provided by financing activities for 2016 was $2.5 billion, compared to $1.4 billion for the prior year. The current period reflected growth in deposit accounts of $1.7 billion and net increase in FHLB advances of $820.0 million to support funding needs.

Deposits

Our deposit base is predominately composed of middle market commercial client relationships from a diversified industry base. We offer a suite of deposit and cash management products and services that support our efforts to attract and retain commercial clients. These deposits are generated principally through the development of long-term relationships with clients. Approximately 70% of our deposits at December 31, 2016, were accounts managed by our commercial business groups.

Through our community banking and private wealth groups, we offer a variety of small business and personal banking products, including checking, savings and money market accounts and certificates of deposit (“CDs”). Approximately 26% of our deposits at December 31, 2016, were accounts managed by our community banking and private wealth groups.

Public fund balances, denoting the funds held on account for municipalities and other public entities, are included as part of our total deposits. We enter into specific agreements with certain public clients to pledge collateral, primarily securities, in support of their balances on deposit. At December 31, 2016, we had public funds on deposit totaling $770.8 million, or approximately 5% of our deposits. Changes in public fund balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following table presents the composition of deposits for the periods shown.

Table 19
Deposits (1)
(Dollars in thousands)

	As of December 31,						% Change
	2016	% of Total	2015	% of Total	2014	% of Total	2016-2015	2015-2014
Noninterest-bearing deposits	$5,196,587	32	$4,355,700	30	$3,516,695	27	19	24
Interest-bearing demand deposits	1,942,992	12	1,503,372	11	1,907,320	15	29	-21
Savings deposits	439,689	3	377,191	3	319,100	2	17	18
Money market accounts	6,144,950	38	5,919,252	41	4,851,925	37	4	22
Time deposits	2,341,011	15	2,190,077	15	2,494,928	19	7	-12
Total deposits	$16,065,229	100	$14,345,592	100	$13,089,968	100	12	10

(1)	Excludes deposits held-for-sale of $122.2 million as of December 31, 2014.

Total deposits at December 31, 2016, increased $1.7 billion, or 12%, to $16.1 billion from year end 2015, driven primarily by increases of $840.9 million in noninterest-bearing demand deposits, $439.6 million in interest-bearing demand deposits, $225.7 million in money market deposits and $150.9 million in time deposits. Total average deposit growth since year end 2015 was $1.2 billion. Given the predominantly commercial nature of our client base, we experience fluctuations in our deposit base from time to time due to large deposit movements in certain client accounts, such as in connection with client-specific corporate acquisitions and divestitures. As a result, depending on the timing of these deposit movements, our quarter-end loan-to-deposit ratio can fluctuate from quarter to quarter. For example, our loan to deposit ratio was 92% at December 31, 2015, 93% at March 31, 2016, 96% at June 30, 2016, 95% at September 30, 2016 and 94% at December 31, 2016. In addition to the quarter to quarter fluctuations in deposit balances that we sometimes experience due to client-specific events, the nature of our commercial client base has historically led to gradually increasing deposit balances in the second half of the year compared to the first half, although there is no assurance that this historical trend will repeat in future years.

Of the $1.7 billion period-end increase in deposits from year end 2015, $556.2 million came from clients in the financial services industry. Financial services clients have a higher propensity to generate larger transactional flows than our typical commercial client, which can result in temporary deposits, especially around period ends. Furthermore, some of these deposits, particularly from hedge funds, correspondent commercial banks, fund administrators and futures commission merchants (“FCMs”), may exhibit elevated volatility due to the more complex liquidity and cash flow needs of the depositors given the nature of their businesses. This volatility can further contribute to the quarter-to-quarter fluctuations in our deposit base that we referenced in the preceding paragraph. Notwithstanding the larger transactional flows and potential for elevated volatility, we intend to continue utilizing deposits from financial services firms to meet our funding requirements from client needs, such as loan growth. In light of our loan-to-deposit levels and loan growth over the past several periods, our ability to continue growing our loan portfolio may be influenced in part by our ability to continue attracting deposits, including those from financial services clients.

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

Table 20
Large Deposit Relationships
(Dollars in thousands)

	December 31,
	2016	2015	2014
Ten largest depositors:
Deposit amounts	$2,378,709	$2,229,471	$2,225,641
Percentage of total deposits	15%	16%	17%
Classified as brokered deposits	$1,399,271	$1,255,315	$1,442,195
Deposit Relationships of $75 Million or More:
Deposit amounts	$4,383,939	$3,247,548	$3,285,598
Percentage of total deposits (all relationships)	27%	23%	25%
Percentage of total deposits (financial services business only)	15%	15%	14%
Number of deposit relationships	31	22	22
Classified as brokered deposits	$2,284,536	$1,752,329	$1,936,653

Brokered Deposits

Table 21
Brokered Deposit Composition
(Dollars in thousands)

	December 31,
	2016	2015	2014
Noninterest-bearing demand deposits	$398,015	$381,723	$107,564
Interest-bearing demand deposits	651,997	242,466	641,466
Savings	1,115	974	—
Money market deposits	1,706,459	1,818,091	1,448,663
Time deposits:
Traditional	505,817	437,235	564,116
CDARS (1)	150,656	208,086	521,995
Other	27,319	74,954	82,714
Total time deposits	683,792	720,275	1,168,825
Total brokered deposits	$3,441,378	$3,163,529	$3,366,518
Brokered deposits as a % of total deposits	21%	22%	26%

(1)	The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships.

The regulatory definition of brokered deposits includes any non-proprietary funds deposited, or referred for deposit, with a depository institution by a third party. “Traditional” brokered time deposits primarily refer to CDs issued in wholesale amounts through a broker-dealer and held in book-entry form at The Depository Trust & Clearing Corporation. The regulatory definition of brokered deposits also encompasses certain deposits that we generate through more direct relationships with third parties. Examples of these “non-traditional” brokered deposits include cash sweep programs operated by broker-dealers (“BDs”) with which we have entered into a contract to serve as a program bank (which are discussed in more detail below) and funds administered by service providers, such as escrow agents, title companies, mortgage servicers and property managers, on behalf of third parties. With respect to these third-party service providers, we may in some cases have additional banking relationships with them and their affiliates. Our non-traditional brokered deposits are maintained across various account types, including demand, money market and time deposits, based on the needs of our clients. We believe that many of these deposits, despite falling within the definition of brokered deposits for regulatory purposes, generally constitute a stable, cost-effective source of funding and, accordingly, from a liquidity risk management perspective, we view them differently from traditional brokered time deposits. We consider the non-traditional brokered deposits as an important component of our relationship-based commercial banking business, whereas we use traditional brokered time deposits as a source of longer-term funding to complement deposits generated through relationships with our clients. As part of our liquidity risk management program, we consider characteristics other than regulatory classification, such as pricing, volatility, duration and our relationship with the depositor, when assessing the stability and overall value of deposits to us.

Total brokered deposits, as defined for regulatory reporting purposes, represented 21% of total deposits at December 31, 2016 and 22% at December 31, 2015. However, traditional brokered time deposits represented only 3% of total deposits at both December 31, 2016 and December 31, 2015. Traditional brokered time deposits have a weighted average maturity date of approximately 2 years.

As noted above, a significant source of non-traditional brokered deposits are cash sweep programs operated by BDs. At December 31, 2016 and December 31, 2015, $1.7 billion, or approximately 48%, and $1.5 billion, or approximately 48%, respectively, of our total regulatory-defined brokered deposits consisted of deposits from cash sweep programs operated by BDs for which we serve as a program bank. Cash sweep programs enable the BDs’ brokerage clients to “sweep” their cash balances into an omnibus bank deposit account established at a third-party depository institution by the BD as agent or custodian for the benefit of its clients. The contracts governing our participation as a program bank have a specified term, set forth the pricing terms for the deposits and generally provide for minimum and maximum deposit levels that the BDs will have with us at any given time.

Unlike traditional brokered time deposits, cash sweep program deposits are typically maintained in money market accounts and may be eligible for FDIC pass-through insurance. As of December 31, 2016, approximately 84% of the cash sweep program deposit balances were attributable to BDs who have had a deposit relationship with us for more than four years. In the above Table 20, Large Deposit Relationships, $1.7 billion of cash sweep program deposits were included in the deposit amounts attributable to deposit relationships of $75 million or more.

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

•
FHLB Advances - As a member of the FHLB Chicago, we have access to borrowing capacity, which is uncommitted and subject to change based on the availability of acceptable collateral to pledge and the level of our investment in stock of the FHLB Chicago. FHLB advances can be either short-term or long-term borrowings. Short-term advances historically have had a term of one to three days. Of the $1.5 billion in outstanding short-term FHLB advances, $1.2 billion was repaid on January 3, 2017. The $50.0 million in outstanding long-term FHLB advances mature in 2019.

•
Revolving Line of Credit - The Company has a 364-day revolving line of credit (the “Facility”) with a group of commercial banks allowing borrowing of up to $60.0 million, and maturing on the earlier of September 22, 2017 or the consummation of the Company’s merger with CIBC. The interest rate applied to borrowings under the Facility will be elected by the Company at the time an advance is made; interest rate elections include either 30-day or 90-day LIBOR plus 1.75% or Prime minus 0.50% at the time the advance is made. Any amounts outstanding under the Facility upon or before maturity may be converted, at the Company’s option, to an amortized term loan, with the balance of such loan due September 22,

2019 (subject to earlier maturity upon consummation of the merger with CIBC, as previously noted). We maintain the line primarily as an additional source of funding and have not drawn on it since inception.

•
Long-Term Debt - As of December 31, 2016, we had outstanding $167.7 million of variable and fixed rate unsecured junior subordinated debentures issued to four statutory trusts that issued trust preferred securities, which currently qualify as Tier 1 capital and mature as follows: $8.2 million in 2034; $92.8 million in 2035 and $66.6 million in 2068. We also had outstanding $120.7 million of fixed rate unsecured subordinated debentures, which currently qualify as Tier 2 capital and mature in 2042.

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

Table 22
Borrowings
(Dollars in thousands)

	2016			2015			2014
	Amount	Rate (%)		Amount	Rate (%)		Amount	Rate (%)
Short-term
Outstanding at year end:
Federal funds	$—	—		$—	—		$—	—
FRB discount window	—	—		—	—		—	—
Repurchase agreements	—	—		—	—		—	—
FHLB advances	1,540,000	0.63		370,000	0.16		428,000	0.13
Revolving line of credit (a)	—	—		—	—			—
Other borrowings	1,773	0.18		250	0.20		—	—
Total short-term borrowings (1)	$1,541,773			$370,250			$428,000
Average for the year:
Federal funds	$314	0.56		$—	—		$—	—
Repurchase agreements	110,775	0.68		32,101	0.38		280	0.10
FHLB advances	645,916	0.36		192,403	0.17		38,233	0.37
Other borrowings	457	0.08		114	0.18		—	—
Total average short-term borrowings	$757,462			$224,618			$38,513
Maximum month-end balance:
Repurchase agreements	$409,269			$150,801			$—
FHLB advances	1,540,000			452,000			428,000
Other borrowings	1,773			414			7
Long-term
Outstanding at year end:
Junior subordinated debentures (a)	$167,651	5.58	(2)	$167,609	5.31	(2)	$167,573	5.14	(2)
Subordinated debentures (a)	120,659	7.13		120,606	7.13		120,556	7.13
FHLB advances	50,000	3.75	(3)	400,000	0.58	(3)	50,000	3.75	(3)
Total long-term borrowings	$338,310			$688,215			$338,129
Unused Availability:
Federal funds (4)	$620,500			$630,500			$630,500
FRB discount window (5)	668,412			384,419			403,752
FHLB advances (6)	648,199			1,481,102			265,529
Revolving line of credit	60,000			60,000			60,000
(footnotes to the table are on following page)

(a)	Represents a borrowing at the holding company. The other borrowings are at the Bank.

(1)
Also included in short-term borrowings on the consolidated statements of financial condition but not included in this table are amounts related to certain loan participation agreements for loans originated by us that were classified as secured borrowings because they did not qualify for sale accounting treatment. As of December 31, 2016 and December 31, 2015, these loan participation agreements totaled $3.0 million and $2.2 million, respectively. Corresponding amounts were recorded within the loan balance on the consolidated statements of financial condition as of each of these dates.

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

(6)
Our FHLB borrowing availability is subject to change based on the availability of acceptable collateral for pledging (such as loans and securities) and the level of our investment in stock of the FHLB Chicago. We would be required to invest an additional $29.2 million in FHLB Chicago stock to obtain this level of borrowing capacity.

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

The following table presents our significant fixed and determinable contractual obligations and significant commitments as of December 31, 2016. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 23
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Items
(Amounts in thousands)

	Financial Statement Note Reference (1)	Payments Due In (2)
		Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	8	$13,724,218	$—	$—	$—	$13,724,218
Time deposits (3)	8	1,546,897	434,280	359,613	221	2,341,011
Short-term borrowings	9	1,544,746	—	—	—	1,544,746
Long-term debt	10	—	50,000	—	288,310	338,310
Operating leases	6	13,668	27,411	25,607	46,420	113,106
Purchase obligations (4)	—	70,067	16,327	7,007	5,400	98,801
Commitments to extend credit:
Home equity lines	19					14,880
All other commitments	19					6,425,501
Letters of credit:
Standby	19					369,418
Commercial	19					3,627

(1)	Refer to “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

(2)
In the banking industry, interest-bearing obligations are principally utilized to fund interest-earning assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-earning assets.

(3)	Included $1.6 million of unamortized broker commissions.

(4)	Purchase obligations exclude obligations for goods and services that already have been incurred and are reflected on our consolidated statements of financial condition.

Our operating lease obligations represent short- and long-term lease and rental payments for facilities, equipment, and certain software or data processing.

Purchase obligations at December 31, 2016 reflected the minimum obligation under legally binding contracts with contract terms that are both fixed and determinable. Our purchase obligations included payments under, among other things, consulting, outsourcing, data, advertising, sponsorship, software license and telecommunications agreements. Purchase obligations also included the estimated aggregate cash severance amounts that would be due to employees under employment contracts and arrangements, assuming all employees with such arrangements were involuntarily terminated on December 31, 2016.

Our commitments to fund community investments totaled $45.4 million, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify for CRA purposes. These commitments are not included in the contractual obligations table above, as the timing and amounts are based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. Our civic contribution commitments are also not included in the table.

As of December 31, 2016, we had unrecognized tax benefits (exclusive of net interest expense accruals) that would favorably impact the effective tax rate by $3.3 million if recognized in future periods. Because the amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table above. Refer to Note 14 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K for additional information and disclosure related to uncertain tax positions.

CAPITAL

Equity totaled $1.9 billion at December 31, 2016, increasing $220.7 million compared to $1.7 billion at December 31, 2015, primarily attributable to $208.4 million of net income for the year ended December 31, 2016, and a $15.6 million decline in accumulated other comprehensive income, largely due to unrealized net securities losses on our available-for-sale investment portfolio.

Shares Issued in Connection with Share-Based Compensation Plans and Stock Repurchases

We reissue treasury stock (at average cost), when available, or issue new shares to fulfill our obligation to issue shares granted pursuant to the share-based compensation plans. For the year ended December 31, 2016, we issued 882,716 shares of common stock (representing a combination of newly issued shares and the reissuance of treasury stock) in connection with such plans largely due to the exercise of stock options. We held no shares of voting common stock as treasury stock at December 31, 2016 and 2,574 shares at December 31, 2015.

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. During 2016, we repurchased 130,086 shares of common stock at an average value of $36.62 per share.

Dividends

We declared dividends of $0.04 per common share during 2016, unchanged from 2015. Based on the closing stock price at December 31, 2016 of $54.19, the annualized dividend yield on our common stock was 0.07%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 1.53% for 2016, compared to 1.69% for 2015. Our Board of Directors periodically evaluates our dividend payout ratio, taking into consideration internal capital guidelines, and our strategic objectives and business plans, but we have no current plans to raise the amount of the dividends currently paid on our common stock. Furthermore, the merger agreement that we have entered into with CIBC restricts us from increasing our dividend prior to the merger without the prior consent of CIBC, which we would not expect to receive.

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

In addition to the minimum risk-based capital requirements, we are required to maintain a minimum capital conservation buffer, in the form of common equity Tier 1 capital, in order to avoid restrictions on capital distributions (including dividends and stock repurchases) and discretionary bonuses to senior executive management. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and increasing by an additional 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. We have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. As of December 31, 2016, the Company and the Bank would meet all capital adequacy requirements on a fully phased-in basis as if all such requirements were currently in effect.

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

Table 24
Capital Measurements (1)
(Dollars in thousands)

	Actual (1)		FRB Guidelines For Minimum Regulatory Capital Plus Capital Conservation Buffer		Regulatory Minimum For “Well-Capitalized” under FDICIA
	December 31,		Ratio	Excess Over Regulatory Minimum at 12/31/16	Ratio	Excess Over “Well- Capitalized” under FDICIA at 12/31/16
	2016	2015
Regulatory capital ratios:
Total risk-based capital:
Consolidated	12.49%	12.37%	8.625%	$719,959	n/a	n/a
The PrivateBank	12.17	11.91	n/a	n/a	10.00%	$403,399
Tier 1 risk-based capital:
Consolidated	10.73	10.56	6.625%	764,185	n/a	n/a
The PrivateBank	11.05	10.84	n/a	n/a	8.00%	567,999
Tier 1 leverage:
Consolidated	10.28	10.35	4.000%	1,220,503	n/a	n/a
The PrivateBank	10.59	10.62	n/a	n/a	5.00%	1,085,681
Common equity Tier 1:
Consolidated	9.83	9.54	5.125%	875,953	n/a	n/a
The PrivateBank	11.05	10.84	n/a	n/a	6.50%	847,202
Other capital ratios (consolidated) (2):
Tangible common equity to tangible assets	9.14	9.34

(1)	Computed in accordance with the applicable regulations of the FRB in effect as of the respective reporting periods.

(2)
Ratio is not subject to formal FRB regulatory guidance and is a non-U.S. GAAP financial measure. Refer to Table 25, “Non-U.S. GAAP Financial Measures” for a reconciliation from non-U.S. GAAP to U.S. GAAP presentation.

n/a	Not applicable

As of December 31, 2016, all of our $167.7 million of outstanding junior subordinated debentures held by trusts that issued trust preferred securities are included in Tier 1 capital. All of our outstanding Trust Preferred Securities are redeemable by us at any time, subject to receipt of any required regulatory approvals, and, in the case of the remaining $66.6 million of 10% Debentures issued by PrivateBancorp Capital Trust IV, compliance with the terms of the replacement capital covenant. Upon completion of our pending merger with CIBC, we expect the outstanding Trust Preferred Securities will no longer qualify as Tier 1 capital and would be treated as Tier 2 capital under current FRB regulations. Furthermore, we understand that Trust Preferred Securities would not constitute regulatory capital for CIBC under capital adequacy guidelines in Canada. The post-merger capital structure of the successor holding company is currently under evaluation, including possible early redemption of some or all of the outstanding Trust Preferred Securities. Our outstanding 7.125% subordinated debentures due 2042, also Tier 2 instruments, are redeemable on or after October 30, 2017. Redemption of any of these securities would be subject to regulatory approval and no definitive plans regarding potential changes to post-merger capital structure have yet been made. The terms of the merger agreement restrict us from redeeming any securities prior to completion of the merger without CIBC’s consent.

For a full description of our junior subordinated debentures and subordinated debt, refer to Notes 10 and 11 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

For further details of the regulatory capital requirements and ratios as of December 31, 2016 and 2015 for the Company and the Bank, refer to Note 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

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

Table 25
Non-U.S. GAAP Financial Measures
(Amounts in thousands)
(Unaudited)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Taxable-equivalent net interest income
U.S. GAAP net interest income	$582,426	$514,415	$454,737	$421,063	$419,933
Taxable-equivalent adjustment	4,852	4,322	3,233	3,247	2,873
Taxable-equivalent net interest income (a)	$587,278	$518,737	$457,970	$424,310	$422,806
Average Earning Assets (b)	$17,821,134	$15,923,831	$14,206,113	$13,129,470	$12,369,945
Net Interest Margin (a) / (b)	3.30%	3.26%	3.22%	3.23%	3.42%
Net Revenue
Taxable-equivalent net interest income (a)	$587,278	$518,737	$457,970	$424,310	$422,806
U.S. GAAP non-interest income	147,758	130,012	117,590	113,990	111,041
Net revenue (c)	$735,036	$648,749	$575,560	$538,300	$533,847
Operating Profit
U.S. GAAP income before income taxes	$324,001	$296,400	$248,207	$199,943	$132,417
Provision for loan and covered loan losses	33,710	14,790	12,044	31,796	71,425
Taxable-equivalent adjustment	4,852	4,322	3,233	3,247	2,873
Operating profit	$362,563	$315,512	$263,484	$234,986	$206,715
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$372,473	$333,237	$312,076	$303,314	$327,132
Net revenue (c)	$735,036	$648,749	$575,560	$538,300	$533,847
Efficiency ratio (d) / (c)	50.67%	51.37%	54.22%	56.35%	61.28%
Adjusted Net Income
U.S. GAAP net income available to common stockholders	$208,357	$185,311	$153,079	$122,949	$64,528
Amortization of intangibles, net of tax	1,328	1,505	1,823	1,889	1,626
Adjusted net income (e)	$209,685	$186,816	$154,902	$124,838	$66,154
Average Tangible Common Equity
U.S. GAAP average total equity	$1,834,762	$1,601,451	$1,403,532	$1,259,249	$1,316,121
Less: average goodwill	94,041	94,041	94,041	94,499	94,550
Less: average other intangibles	2,340	4,606	7,366	11,245	14,077
Less: average preferred stock	—	—	—	—	195,602
Average tangible common equity (f)	$1,738,381	$1,502,804	$1,302,125	$1,153,505	$1,011,892
Return on average tangible common equity (e) / (f)	12.06%	12.43%	11.90%	10.82%	6.54%

Table 25
Non-U.S. GAAP Financial Measures (Continued)
(Amounts in thousands)
(Unaudited)

			As of December 31,
			2014	2013	2012
Common Equity Tier 1
U.S. GAAP total equity			$1,481,679	$1,301,904	$1,207,166
Trust preferred securities			169,788	244,793	244,793
Less: accumulated other comprehensive income, net of tax			20,917	9,844	48,064
Less: goodwill			94,041	94,041	94,521
Less: other intangibles			5,885	8,892	12,828
Less: disallowed servicing rights			44	—	—
Tier 1 risk-based capital			1,530,580	1,433,920	1,296,546
Less: trust preferred securities			169,788	244,793	244,793
Common equity Tier 1 (g)			$1,360,792	$1,189,127	$1,051,753
	As of December 31,
	2016	2015	2014	2013	2012
Tangible Common Equity
U.S. GAAP total equity	$1,919,675	$1,698,951	$1,481,679	$1,301,904	$1,207,166
Less: goodwill	94,041	94,041	94,041	94,041	94,521
Less: other intangibles	1,269	3,430	5,885	8,892	12,828
Tangible common equity (h)	$1,824,365	$1,601,480	$1,381,753	$1,198,971	$1,099,817
Tangible Assets
U.S. GAAP total assets	$20,053,773	$17,252,848	$15,596,724	$14,076,480	$14,048,167
Less: goodwill	94,041	94,041	94,041	94,041	94,521
Less: other intangibles	1,269	3,430	5,885	8,892	12,828
Tangible assets (i)	$19,958,463	$17,155,377	$15,496,798	$13,973,547	$13,940,818
Risk-weighted Assets (j)			$14,592,655	$12,938,576	$12,337,398
Period-end Common Shares Outstanding (k)	79,849	79,097	78,178	77,708	77,115
Ratios:
Common equity Tier 1 ratio (g) / (j) (1)			9.33%	9.19%	8.52%
Tangible equity to tangible assets (h) / (i)	9.14%	9.34%	8.92%	8.58%	7.89%
Tangible book value (h) / (k)	$22.85	$20.25	$17.67	$15.43	$14.26

(1)
Effective January 1, 2015, the common equity Tier 1 ratio became a required regulatory capital measure and is calculated in accordance with the new capital rules. Refer to Table 24, “Capital Measurements,” for 2016 and 2015 ratios.

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

Allowance for Loan Losses

We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each balance sheet date based on a review of available and relevant information at that time. The allowance consists of two components that are determined separately. The specific allocated component represents reserves for probable losses on specific loans that have been individually evaluated for impairment due to uncertainty about collectibility of all contractual amounts due. The general allocated component represents reserves for probable losses inherent in the remainder of our loans that have been collectively evaluated for impairment. The specific reserve for each loan evaluated individually is determined based on the loan’s observable fair value, fair value of underlying collateral or expected future cash flows. The general allocated component for collectively evaluated loans is determined using a methodology that is a function of quantitative and qualitative factors applied to segments of our loan portfolio. These factors are subject to significant management judgment, particularly with respect to qualitative factors. Refer to Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K for a more complete description of our methodology for determining the allowance for loan losses, including our accounting for impaired loans, determining the specific reserve related to an impaired loan and how we segment loans for purposes of determining the general allocated component.

Our allowance methodology for the general allocated component is a historical loss model based on loss experience using a look-back period that begins in 2010 and is updated with monthly data on a lagged quarter to the most recent period. Our model relies on a variety of estimates and assumptions, which are based both on our own loss experience and on external information, as well as management’s assessment of market and macroeconomic trends and conditions. Some of the significant estimates and assumptions used in our methodology are probability of default (“PD”), loss given default (“LGD”), loss emergence period (“LEP”) and qualitative factors, such as changes in current economic conditions or industry-wide underwriting standards, that may not be reflected in modeled results. Another important input in our model is the risk rating assigned to each of our loans, which is based on cash flow coverage. The quantitative output from the allowance model is sensitive to changes in PDs, LGDs and LEPs as well as changes in risk ratings for our loans (referred to as risk rating migration). Qualitative adjustments applied by management to the model output are sensitive to changes in economic conditions or industry developments and management’s interpretation of that information. To the extent actual outcomes differ from our estimates, assumptions and judgments, additional or less provision for credit losses may be required that would reduce or increase future earnings. Refer to the “Credit Quality Management and Allowance for Loan Losses” section in this Item 7 for a discussion about the determination of our allowance at December 31, 2016.

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

In conjunction with our annual goodwill impairment test performed as of October 31, 2016, we elected to perform a qualitative assessment to determine whether it was more likely than not that the fair values of the Banking and Asset Management reporting units were less than their carrying values. Based on our analysis, we determined it was not more likely than not that the fair values of the Banking and Asset Management reporting units were less than their carrying values, and as such we bypassed the two-step quantitative goodwill impairment test and concluded that goodwill was not impaired.

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

Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2016, there were no events or circumstances to indicate that there may be impairment of intangible assets. Our intangible assets include core deposit premiums, client relationships, and assembled workforce intangibles. All of these intangible assets have finite lives and are amortized over varying periods not exceeding 12 years.

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

Temporary differences may give rise to deferred tax assets or liabilities, which are recorded on our consolidated statements of financial condition. We assess the likelihood that deferred tax assets will be realized in future periods based on weighing both positive and negative evidence and establish a valuation allowance for those deferred tax assets for which recovery is unlikely, based on a standard of “more likely than not.” In making this assessment, we must make judgments and estimates regarding the ability to realize these assets through: (a) the future reversal of existing taxable temporary differences, (b) future taxable income, (c) the possible application of future tax planning strategies, and (d) carryback to taxable income in prior years. We have not established a valuation allowance relating to our deferred tax assets at December 31, 2016. However, there is no guarantee that the tax benefits associated with these deferred tax assets will be fully realized. We have concluded, as of December 31, 2016, that it is more likely than not that such tax benefits will be realized.

In the preparation of income tax returns, tax positions are taken based on interpretations of federal and state income tax laws for which the outcome of such positions may not be certain. We periodically review and evaluate the status of uncertain tax positions and may establish tax reserves for tax benefits that may not be realized. The amount of any such reserves are based on the standards for determining such reserves as set forth in current accounting guidance and our estimates of amounts that may ultimately be due or owed (including interest). These estimates may change from time to time based on our evaluation of developments subsequent to the filing of the income tax return, such as tax authority audits, court decisions or other tax law interpretations. There can be no assurance that any tax reserves will be sufficient to cover tax liabilities that may ultimately be determined to be owed. At December 31, 2016, we had tax reserves established relating to uncertain tax positions that, if recognized, would favorably impact our effective tax rate by $3.3 million.

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

The majority of our interest-earning assets are floating-rate instruments. At December 31, 2016, approximately 81% of the total loan portfolio is indexed to LIBOR, including 71% indexed to one month LIBOR, and 15% of the total loan portfolio is indexed to the prime rate. Of the $10.4 billion in loans maturing after one year with a floating interest rate, $1.2 billion are subject to interest rate floors, of which 33% were in effect at December 31, 2016 and are reflected in the interest sensitivity analysis below. Commencing in 2016, we have included contractual language in loan agreements that establishes a floor of 0% for loans with LIBOR indices, protecting the Company in the event of negative LIBOR rates. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed-rate loans and securities and interest rate swaps.

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

Based on our current simulation modeling assumptions, the following table shows the estimated impact of an immediate change in interest rates as of December 31, 2016 and 2015.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
December 31, 2016
Dollar change	$(33,101)	$22,143	$44,924	$82,320	$112,094
Percent change	-5.5%	3.6%	7.4%	13.6%	18.5%
December 31, 2015
Dollar change	$(27,635)	$16,643	$34,168	$64,619	$88,331
Percent change	-5.3%	3.2%	6.6%	12.4%	17.0%

The table above illustrates the estimated impact to our net interest income over a one-year period reflected in dollar terms and percentage change. As an example, if there had been an instantaneous parallel shift in the yield curve of +100 basis points on December 31, 2016, net interest income would increase by $44.9 million, or 7.4%, over a twelve-month period, as compared to a net interest income increase of $34.2 million, or 6.6%, if there had been an instantaneous parallel shift of +100 basis points at December 31, 2015. The increase in the above interest rate asset sensitivity at December 31, 2016 compared to December 31, 2015, is due to a net increase in rate-sensitive assets. Rate-sensitive assets, particularly loans indexed to short-term rates, increased during the year ended December 31, 2016. The increase was funded by rate-sensitive liabilities, primarily deposits and short-term borrowings. Overall asset sensitivity increased during 2016 due primarily to asset and liability compositional changes, including a decrease in our cash flow hedge portfolio. Based on our modeling, the Company remains in an asset sensitive position and expects to benefit from the rise in interest rates. We note, however, that 81% of our loans are indexed to LIBOR, mostly one-month LIBOR, and there can be no guarantee that action by the Federal Reserve to raise the target Fed funds rate will cause an immediate parallel shift in short-term LIBOR. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PrivateBancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of PrivateBancorp, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 28, 2017

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except shares and per share data or otherwise noted)

	December 31,
	2016	2015
Assets
Cash and due from banks	$161,168	$145,147
Federal funds sold and interest-bearing deposits in banks	587,563	238,511
Loans held-for-sale	103,284	108,798
Securities available-for-sale, at fair value (pledged as collateral to creditors: $86.6 million - 2016; $100.2 million - 2015)	2,013,525	1,765,366
Securities held-to-maturity, at amortized cost (fair value: $1.7 billion - 2016; $1.4 billion - 2015)	1,738,123	1,355,283
Federal Home Loan Bank ("FHLB") stock	54,163	26,613
Loans – excluding covered assets, net of unearned fees	15,056,241	13,266,475
Allowance for loan losses	(185,765)	(160,736)
Loans, net of allowance for loan losses and unearned fees	14,870,476	13,105,739
Covered assets	22,063	26,954
Allowance for covered loan losses	(4,766)	(5,712)
Covered assets, net of allowance for covered loan losses	17,297	21,242
Other real estate owned, excluding covered assets	10,203	7,273
Premises, furniture, and equipment, net	46,967	42,405
Accrued interest receivable	57,986	45,482
Investment in bank owned life insurance	58,115	56,653
Goodwill	94,041	94,041
Other intangible assets	1,269	3,430
Derivative assets	27,965	40,615
Other assets	211,628	196,250
Total assets	$20,053,773	$17,252,848
Liabilities
Deposits:
Noninterest-bearing	$5,196,587	$4,355,700
Interest-bearing	10,868,642	9,989,892
Total deposits	16,065,229	14,345,592
Short-term borrowings	1,544,746	372,467
Long-term debt	338,310	688,215
Accrued interest payable	9,063	7,080
Derivative liabilities	18,122	18,229
Other liabilities	158,628	122,314
Total liabilities	18,134,098	15,553,897
Equity
Common stock (no par value, $1 stated value; authorized shares: 174 million; issued shares: 79,849,213 - 2016 and 79,099,157 - 2015)	79,313	78,439
Treasury stock, at cost (0 - 2016 and 2,574 - 2015)	—	(103)
Additional paid-in capital	1,101,946	1,071,674
Retained earnings	736,798	531,682
Accumulated other comprehensive income, net of tax	1,618	17,259
Total equity	1,919,675	1,698,951
Total liabilities and equity	$20,053,773	$17,252,848
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Interest Income
Loans, including fees	$591,051	$517,461	$463,755
Federal funds sold and interest-bearing deposits in banks	1,477	903	770
Securities:
Taxable	62,542	55,283	53,500
Exempt from Federal income taxes	9,326	8,270	6,173
Other interest income	622	295	189
Total interest income	665,018	582,212	524,387
Interest Expense
Deposits	58,574	47,106	41,951
Short-term borrowings	3,413	656	638
Long-term debt	20,605	20,035	27,061
Total interest expense	82,592	67,797	69,650
Net interest income	582,426	514,415	454,737
Provision for loan and covered loan losses	33,710	14,790	12,044
Net interest income after provision for loan and covered loan losses	548,716	499,625	442,693
Non-interest Income
Asset management	21,120	17,958	17,268
Mortgage banking	15,895	14,079	10,245
Capital markets products	25,323	18,530	18,047
Treasury management	33,942	30,641	27,472
Loan, letter of credit and commitment fees	21,343	20,648	19,311
Syndication fees	20,956	17,205	19,514
Deposit service charges and fees and other income	8,068	10,129	5,203
Net securities gains	1,111	822	530
Total non-interest income	147,758	130,012	117,590
Non-interest Expense
Salaries and employee benefits	227,777	205,019	182,192
Net occupancy and equipment expense	29,162	28,214	27,417
Technology and related costs	23,722	18,761	17,122
Marketing	17,496	16,122	13,441
Professional services	18,884	11,320	11,761
Outsourced servicing costs	6,201	7,494	6,864
Net foreclosed property expenses	3,524	4,210	8,681
Postage, telephone, and delivery	3,426	3,582	3,400
Insurance	15,796	13,972	12,451
Loan and collection expense	8,132	8,556	6,765
Other expenses	18,353	15,987	21,982
Total non-interest expense	372,473	333,237	312,076
Income before income taxes	324,001	296,400	248,207
Income tax provision	115,644	111,089	95,128
Net income available to common stockholders	$208,357	$185,311	$153,079
Per Common Share Data
Basic earnings per share	$2.62	$2.36	$1.96
Diluted earnings per share	$2.57	$2.32	$1.94
Cash dividends declared	$0.04	$0.04	$0.04
Weighted-average common shares outstanding	78,900	77,968	77,007
Weighted-average diluted common shares outstanding	80,484	79,206	77,822
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$208,357	$185,311	$153,079
Other comprehensive income:
Available-for-sale securities:
Net unrealized (losses) gains	(27,628)	(7,440)	11,244
Reclassification of net gains included in net income	(1,111)	(1,287)	(530)
Income tax benefit (expense)	11,215	3,327	(4,226)
Net unrealized (losses) gains on available-for-sale securities	(17,524)	(5,400)	6,488
Cash flow hedges:
Net unrealized gains	10,282	13,152	16,777
Reclassification of net gains included in net income	(7,235)	(10,320)	(9,262)
Income tax expense	(1,164)	(1,090)	(2,930)
Net unrealized gains on cash flow hedges	1,883	1,742	4,585
Other comprehensive (loss) income	(15,641)	(3,658)	11,073
Comprehensive income	$192,716	$181,653	$164,152
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)

	Common Shares Out- standing	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at January 1, 2014	77,707	$76,825	$(6,415)	$1,022,023	$199,627	$9,844	$1,301,904
Comprehensive income (1)	—	—	—	—	153,079	11,073	164,152
Cash dividends declared ($0.04 per common share)	—	—	—	—	(3,150)	—	(3,150)
Common stock issued for:
Nonvested (restricted) stock grants	378	(244)	5,607	(5,363)	—	—	—
Exercise of stock options	277	93	5,340	(284)	—	—	5,149
Restricted stock activity	(16)	537	360	(897)	—	—	—
Deferred compensation plan	13	—	385	64	—	—	449
Excess tax benefit from share-based compensation	—	—	—	2,937	—	—	2,937
Stock repurchased in connection with benefit plans	(181)	—	(5,330)	—	—	—	(5,330)
Share-based compensation expense	—	—	—	15,568	—	—	15,568
Balance at December 31, 2014	78,178	$77,211	$(53)	$1,034,048	$349,556	$20,917	$1,481,679
Comprehensive income (1)	—	—	—	—	185,311	(3,658)	181,653
Cash dividends declared ($0.04 per common share)	—	—	—	—	(3,185)	—	(3,185)
Common stock issued for:
Nonvested (restricted) stock grants	252	—	—	—	—	—	—
Exercise of stock options	835	666	5,903	14,369	—	—	20,938
Restricted stock activity	2	561	—	(561)	—	—	—
Deferred compensation plan	2	1	29	355	—	—	385
Excess tax benefit from share-based compensation	—	—	—	4,624	—	—	4,624
Stock repurchased in connection with benefit plans	(172)	—	(5,982)	—	—	—	(5,982)
Share-based compensation expense	—	—	—	18,839	—	—	18,839
Balance at December 31, 2015	79,097	$78,439	$(103)	$1,071,674	$531,682	$17,259	$1,698,951
Comprehensive income (1)	—	—	—	—	208,357	(15,641)	192,716
Cash dividends declared ($0.04 per common share)	—	—	—	—	(3,241)	—	(3,241)
Common stock issued for:
Nonvested (restricted) stock grants	266	—	—	—	—	—	—
Exercise of stock options	573	456	4,252	9,942	—	—	14,650
Restricted stock activity	37	414	464	(878)	—	—	—
Deferred compensation plan	6	4	81	542	—	—	627
Stock repurchased in connection with benefit plans	(130)	—	(4,694)	(71)	—	—	(4,765)
Share-based compensation expense	—	—	—	20,737	—	—	20,737
Balance at December 31, 2016	79,849	$79,313	$—	$1,101,946	$736,798	$1,618	$1,919,675

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income	$208,357	$185,311	$153,079
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and covered loan losses	33,710	14,790	12,044
Provision (release) for unfunded commitments	5,381	(519)	3,152
Depreciation and impairment of premises, furniture, and equipment	9,374	8,457	8,693
Net amortization of premium on securities	24,096	17,888	14,899
Net gains on sale of securities	(1,111)	(822)	(530)
Valuation adjustments on other real estate owned	2,757	2,356	6,479
Net losses on sale of other real estate owned	392	1,267	189
Net (accretion) amortization of discount on covered assets	(51)	298	136
Bank owned life insurance income	(1,462)	(1,446)	(1,342)
Net increase (decrease) in deferred fees and unamortized discounts and premiums on loans	2,789	(4,156)	9,954
Share-based compensation expense	20,737	18,839	15,568
Excess tax benefit from exercise of stock options and vesting of restricted shares	(3,690)	(5,329)	(3,588)
Deferred income tax benefit	(16,508)	(1,821)	(8,184)
Amortization of other intangibles	2,161	2,455	3,007
Originations and purchases of loans held-for-sale	(621,559)	(623,756)	(518,147)
Proceeds from sales of loans held-for-sale	643,571	641,596	438,254
Net gains from sales of loans held-for-sale	(16,944)	(11,793)	(8,199)
Gain on sale of branch	—	(4,092)	—
Net decrease (increase) in derivative assets and liabilities	12,543	(6,091)	(16,763)
Net increase in accrued interest receivable	(12,504)	(4,951)	(3,527)
Net increase in accrued interest payable	1,983	132	622
Net increase (decrease) in other assets	14,674	5,348	(30,437)
Net increase in other liabilities	34,671	28,346	19,269
Net cash provided by operating activities	343,367	262,307	94,628
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	214,609	209,536	232,967
Proceeds from sales	45,446	90,777	74,690
Purchases	(549,001)	(439,536)	(349,320)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	221,687	161,787	120,844
Purchases	(615,464)	(394,377)	(333,553)
Net (purchase) redemption of FHLB stock	(27,550)	2,053	1,339
Net increase in loans	(1,811,679)	(1,382,771)	(1,270,685)
Net decrease in covered assets	4,240	7,277	67,564
Proceeds from sale of other real estate owned	4,120	12,763	13,936
Net purchases of premises, furniture, and equipment	(13,936)	(11,719)	(8,174)
Net cash used in investing activities	(2,527,528)	(1,744,210)	(1,450,392)
Financing Activities
Net increase in deposit accounts, including deposits held-for-sale	1,719,637	1,133,408	1,198,543
Net increase (decrease) in short-term borrowings, excluding FHLB advances	2,279	(1,918)	(2,015)
Net increase in FHLB advances	820,000	292,000	218,000
Repayment of long-term debt	—	—	(75,005)
Stock repurchased in connection with benefit plans	(4,765)	(5,982)	(5,330)
Cash dividends paid	(3,194)	(3,151)	(3,125)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	15,277	21,323	5,598
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	5,329	3,588
Net cash provided by financing activities	2,549,234	1,441,009	1,340,254
Net increase (decrease) in cash and cash equivalents	365,073	(40,894)	(15,510)
Cash and cash equivalents at beginning of year	383,658	424,552	440,062
Cash and cash equivalents at end of year	$748,731	$383,658	$424,552
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$80,609	$67,666	$69,028
Cash paid for income taxes	120,257	107,477	99,820
Non-cash transfers:
Loans to loans held-for-sale	150,634	164,355	182,831
Loans to other real estate	10,199	6,243	8,753
Covered assets to loans	—	—	28,692
Covered asset OREO to other real estate	—	—	719
Deposits to deposits held-for-sale	—	—	122,216
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

On June 29, 2016, the Company entered into a definitive merger agreement with Canadian Imperial Bank of Commerce (“CIBC”), a Canadian chartered bank, and CIBC Holdco Inc. (“Holdco”), a newly-formed Delaware corporation and a direct, wholly owned subsidiary of CIBC, which contemplates that the Company will merge with and into Holdco, with Holdco surviving the merger. Closing of the transaction remains subject to the receipt of required regulatory and stockholder approvals and other customary closing conditions. Following the merger, the Bank will be headquartered in Chicago, Illinois, retain its Illinois state banking charter and be an indirect, wholly owned subsidiary of CIBC.

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

The full text of and additional information about the definitive merger agreement is included in the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission (“SEC”) on July 6, 2016.

Direct costs related to the proposed transaction were expensed as incurred and totaled $6.7 million for the year ended December 31, 2016. These costs were primarily comprised of financial advisor and other professional services fees.

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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to December 31, 2016 for potential recognition or disclosure in this annual report on Form 10-K. The following is a summary of the significant accounting policies adhered to in the preparation of the consolidated financial statements.

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

Loans Held-for-Sale – Loans held-for-sale (“LHFS”) represent mortgage loan originations intended to be sold in the secondary market and other loans that management has an active plan to sell. LHFS are carried at the lower of cost or fair value as determined on an individual asset basis or carried at fair value where the Company has elected fair value accounting. The Company has elected to measure certain residential mortgage loans originated as held-for-sale under the fair value option. Increases or decreases in the fair value of these LHFS are recognized in mortgage banking income in the consolidated statements of income. Mortgage loan origination costs related to LHFS that the Company accounts for under the fair value option are recognized in non-interest expense as incurred. Held-for-investment loans that have been transferred to LHFS are carried at the lower of cost or fair value. For these LHFS, any decreases in value below cost are recognized in other income in the consolidated statements of income and increases in fair value above cost are not recognized until the loans are sold. The credit component of any write down upon transfer to LHFS is reflected in charge-offs to the allowance for loan losses. Loan origination costs for LHFS carried at the lower of cost or fair value are capitalized as part of the carrying amount of the loans.

Gains and losses on the disposition of loans held-for-sale are determined using the specific identification method. Residential mortgage loans sold in the secondary market are sold without retaining servicing rights or other residual interests.

Originated Loans Held-for-Investment – Originated loans held-for-investment are carried at the principal amount outstanding, net of deferred loan fees and costs and any direct principal charge-offs, except for certain residential real estate loans for which the fair value option was elected. These residential real estate loans are measured at fair value as of each reporting date, with changes in fair value recognized in mortgage banking income in the consolidated statements of income. Interest income on loans is accrued based on principal amounts outstanding. Loan origination fees, fees for commitments that are expected to be exercised and certain direct loan origination costs are deferred and the net amount is amortized over the life of the related loan or commitment period as a yield adjustment. Other fees not associated with originating a loan are recognized as fee income when earned.

Delinquent and Nonaccrual Loans – Loans are reported as past due if contractual principal or interest payments are due and unpaid for 30 days or more. All loans that are over 90 days past due in principal or interest are considered “impaired” and placed on nonaccrual status. Management may also place some loans on nonaccrual status before they are 90 days past due if they meet the below definition of “impaired.” When a loan is placed on nonaccrual status, accrued and unpaid interest credited to income is reversed and accretion of net deferred loan fees ceases. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income may only be recorded on a cash basis if the remaining recorded investment is deemed fully collectible. Nonaccrual loans are returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement and the financial position of the borrower and other relevant factors indicate there is no longer doubt as to such collectibility.

Restructured Loans – As part of our ongoing risk management practices and in certain circumstances, we may extend or modify the terms of a loan in an attempt to maximize the collection of amounts due when a borrower is experiencing financial difficulties. These modifications are structured on a loan-by-loan basis, and depending on the circumstances, may consist of reducing the interest rate, extending the maturity dates, reducing the principal balance, or other concession intended to minimize potential losses and maximize our chances of a more successful recovery on a troubled loan. The Company may also utilize a multiple note structure as a workout alternative for certain loans. The multiple note structure typically bifurcates a troubled loan into two separate notes, where the first note is reasonably assured of repayment and performance according to the modified terms, and the portion of the troubled loan that is not reasonably assured of repayment is charged-off. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider, are recognized as troubled debt restructurings (“TDRs”).

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

TDRs may include loans continuing on accrual status, moving to nonaccrual or remaining on nonaccrual, depending on the individual facts and circumstances of the borrower. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of at least six months to ensure that the borrower performs in accordance with the restructured terms including consistent and timely loan payments. However, the borrower’s performance prior to the restructuring or other significant events at the time of the restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period or concurrent with the restructuring. In such situations, the loan will be reported as a “restructured loan accruing interest.” If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.

Impaired Loans – Impaired loans consist of nonaccrual loans (which include nonaccrual TDRs) and loans classified as accruing TDRs. A loan is considered impaired when, based on current information and events, either (i) management believes that it is probable that we will be unable to collect all amounts due (both principal and interest) according to the original contractual terms of the loan agreement or, (ii) it has been classified as a TDR. Once a loan is determined to be impaired, the amount of impairment is measured based on the loan’s observable fair value; fair value of the underlying collateral less estimated selling costs, if the loan is collateral-dependent; or the present value of expected future cash flows discounted at the loan’s effective interest rate.

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees and costs and unamortized premium or discount), impairment is recognized by creating a specific valuation reserve as a component of the allowance for loan losses. Non-TDR impaired loans and nonaccrual TDRs exceeding $500,000 are evaluated individually, while non-TDR impaired loans and nonaccrual TDRs less than $500,000 are evaluated as pools using historical loss experience, as well as management’s loss expectations, for the respective asset class and product type. All accruing TDRs, no matter the balance, are evaluated individually for impairment.

All impaired loans and their related reserves are reviewed and updated each quarter. Any impaired loan for which a determination has been made that the economic value is permanently reduced is charged-off against the allowance for loan losses to reflect its current economic value in the period in which the determination is made.

At the time a collateral-dependent loan is initially determined to be impaired, we review the existing appraisal. If the most recent appraisal is greater than one-year old, a new evaluation of the underlying collateral is obtained. For collateral-dependent impaired loans that are secured by real estate, we generally obtain "as is" appraisal values to evaluate impairment. When a collateral-dependent loan is secured by non-real estate collateral such as receivables, inventory, or equipment, the fair value is generally determined based upon appraisals, field exams, or receivable reports. The valuation techniques and inputs are reviewed internally by workout and/or asset-based specialists for reasonableness of estimated liquidation costs, collectability probabilities, and other market data. Appraisals for real estate collateral-dependent impaired loans in excess of $500,000 are updated with new independent appraisals at least annually and are formally reviewed by our internal appraisal department. Additional diligence is performed at the six-month interval between annual appraisals. If during the course of the six-month review process there is evidence supporting a meaningful decline in the value of collateral, the appraised value is either adjusted downward or a new appraisal is required to support the value of the impaired loan. All appraisals and internal reviews are current under this methodology at December 31, 2016.

Allowance for Loan Losses (the “Allowance”) – We maintain an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in our loan portfolio at the consolidated statements of financial condition date. The Allowance is assessed quarterly and represents an accounting estimate of probable losses in the portfolio at each statement of financial condition date based on a review of available and relevant information at that time. The Allowance contains reserves for identified probable losses relating to specific borrowing relationships that are considered to be impaired (“the specific allocated component” of the Allowance), and for probable losses inherent in the loan portfolio that have not been specifically identified (“the general allocated component” of the Allowance).

The specific allocated component of the Allowance is the summation of individual reserves related to impaired loans that are analyzed on a loan-by-loan basis at the consolidated statements of financial condition date. Impaired loans consist of nonaccrual loans (which include nonaccrual TDRs) and loans classified as accruing TDRs. See “Impaired Loans” section of this Note 1 for a detailed discussion of the specific allocated component of the Allowance.

The general allocated component of the Allowance is determined using a methodology that is a function of quantitative and qualitative factors and considerations applied to segments of our loan portfolio. Our methodology applies a historical loss model that takes into account at a product level (e.g., commercial, commercial real estate, construction, consumer) the default and loss history of similar products or sub-products using a look-back period that begins in 2010 and is updated with monthly data on a lagged quarter to the most recent period.

Our methodology uses our default and loss history over the look-back period to establish a probability of default (“PD”) for each product type (and, in some cases, sub-segments within a product type) and risk rating, as well as an expected loss given default (“LGD”) for each product type. For our consumer portfolio, we assign a PD to each delinquency period and LGD to collateral position or size of credit. Our methodology applies the PD and LGD to the applicable loan balances and produces a loss estimate by product that is inclusive of the loss emergence period.

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

The product segments we evaluate in the general allocated component methodology are commercial loans, commercial real estate loans, construction loans and consumer loans (which include personal loans, residential mortgage loans and home equity lines of credit). Our commercial loan portfolio includes lines of credit to businesses and term loans. Certain non-residential owner-occupied commercial real estate loans are also included in our commercial loan portfolio if the cash flows from the owner’s business serve as the primary source of loan repayment. Commercial loans contain risks unique to the business and market of each borrower and the repayment is dependent upon the financial success and viability of the borrower. These risks include, but are not limited to: reliance on sustained cash flow of the borrower to repay the loan and diminutive collateral to take recourse on as a secondary source of repayment for our leveraged loans, dependency on government receivables at the state and federal levels for our healthcare loans, reliance on conversion of assets rather than operating cash flows for our asset-based lending loans, and susceptibility of a slowdown in the manufacturing portfolio as a result of the recent commodity price fluctuations within the manufacturing industry.

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

Determination of the Allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows and collateral appraisal values on impaired loans; estimated losses on pools of homogeneous loans based on historical loss experience, risk ratings, product type, delinquency aging for consumer loans, and consideration of current economic trends and portfolio attributes, all of which may be susceptible to significant change. Default estimates are derived using a monthly rating migration approach over the appropriate look-back period for each segment for the commercial portfolio and delinquency aging for the consumer portfolio, and are estimated consistent with the loss emergence period for a particular product. In addition, we compare current model-derived and historic reserve levels to charge-off trends in considering the appropriate Allowance at each product level.

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

Other Real Estate Owned (“OREO”) – OREO is comprised of property acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure in partial or total satisfaction of certain loans. Properties are initially recorded at fair value less estimated selling costs. Any write-downs in the carrying value of a property at the time of acquisition are charged against the Allowance. Subsequent to initial recognition, OREO is recorded at the lower of the initial cost basis or current fair value less estimated selling costs. Any subsequent write-downs to reflect current fair value less estimated selling costs are recorded through a valuation allowance. Such write-downs, as well as gains or losses on disposition and revenues and expenses incurred in maintaining such properties, are reported in non-interest expense in the consolidated statements of income.

Depreciable Assets – Premises, leasehold improvements, furniture and equipment, and software on our servers are stated at cost less accumulated depreciation. Depreciation expense is determined by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the lease term. Rates of depreciation are generally based on the following useful lives: buildings, 30-40 years; leasehold improvements, typically 1-15 years; furniture and equipment, 3-7 years; and software a maximum of 3 years. Gains on dispositions are included in other non-interest income, and losses on dispositions are included in other non-interest expense in the consolidated statements of income. Maintenance and repairs are charged to operating expenses as incurred, while improvements that extend the useful life of assets are capitalized and depreciated over the estimated remaining life.

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

On the date we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, cash flow hedge, or as a freestanding derivative instrument. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, that are attributable to a particular risk, such as interest rate risk, are considered to be fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in the cash flows of a recognized asset or liability, or of a forecasted transaction, that are attributable to a particular risk are considered to be cash flow hedges. We formally document the relationship between all hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking each hedge transaction, at inception of the relationship.

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

Share-Based Compensation – Share-based compensation cost is recognized as expense for stock options, restricted stock awards, restricted stock units, and performance share units issued to employees and non-employee directors based on the fair value of these awards at the date of grant. A binomial option-pricing model is utilized to estimate the fair value of stock options, while the closing market price of the Company’s common stock at the date of grant is used for restricted stock awards, restricted stock units and performance share units (“full value awards”). To the extent full value awards are subject to post-vesting transferability restrictions, a discount for lack of marketability may be applied to the grant date fair value. Additionally, the grant date fair value of full value awards is adjusted to reflect any market conditions that affect vesting of the awards. The costs are recognized ratably on a straight-line basis over the requisite service period, generally defined as the vesting period for the awards. For performance share units, an estimate is made as to the number of shares expected to vest as a result of actual performance against the performance criteria to determine the amount of compensation expense to be recognized. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period. When an award is granted to an employee who is retirement eligible or who will become retirement eligible prior to the end of the service period and will continue to vest after retirement, the compensation cost of these awards is recognized over the period up to the date an employee first becomes eligible to retire. The amortization of share-based compensation generally reflects estimated forfeitures adjusted for actual forfeiture experience. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time share-based awards expire, are exercised or canceled, or as restrictions are released, we may be required to recognize an adjustment to income tax expense, depending on the market price of the Company’s stock at that time and the amount of the deferred tax asset relating to such awards. Share-based compensation expense is included in “salaries and wages” in the consolidated statements of income.

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

Improvements to Employee Share-Based Payment Accounting - In March 2016, the FASB issued guidance that amends certain aspects of share-based payment accounting. The new guidance (1) requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, and eliminates the accounting for additional paid-in-capital pools; (2) allows the Company to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting; (3) requires the Company to make an accounting policy election to either recognize forfeitures as they occur or estimate the number of awards expected to be forfeited; (4) requires the Company to present excess tax benefits as an operating activity on the statement of cash flows; and (5) clarifies that the Company must classify cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Regarding the accounting policy election related to the accounting for forfeitures, the Company has elected to estimate the number of awards expected to be forfeited, consistent with our past practice of estimating forfeitures. As permitted under the new guidance, the Company has elected to early adopt the guidance for the Company’s financial statements that include periods beginning on January 1, 2016. The Company has applied the guidance related to items (1) and (4) prospectively; the guidance related to item (5) retrospectively; and the guidance related to items (2) and (3) using a modified retrospective transition method with a cumulative-effect adjustment to retained earnings. For the year ended December 31, 2016, the Company recognized a $3.7 million tax benefit in the consolidated statements of income within the income tax provision, representing the prospective application of the accounting change described in (1) above. Adoption of all other changes did not have an impact on our consolidated financial position or consolidated results of operations.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern - In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. The guidance requires new disclosures to the extent management concludes there is substantial doubt about an entity’s ability to continue as a going concern. The guidance was effective for the Company’s annual financial statements dated December 31, 2016. The adoption of this guidance did not impact our financial position or consolidated results of operations.

Accounting Pronouncements Pending Adoption

Revenue from Contracts with Customers - In May 2014, August 2015, March 2016, April 2016, May 2016 and December 2016, the FASB issued new revenue recognition guidance that will replace most of the existing revenue recognition guidance in U.S. GAAP. All arrangements involving the transfer of goods or services to customers are within the scope of the guidance, except for certain contracts subject to other U.S. GAAP guidance, including lease contracts and rights and obligations related to financial instruments. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also includes new disclosure requirements related to the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for the Company’s financial statements beginning January 1, 2018. The guidance allows an entity to apply the new standard either retrospectively or through a cumulative effect adjustment as of January 1, 2018. We have elected to implement this new accounting guidance using a cumulative-effect adjustment. This guidance does not apply to revenue associated with financial instruments, including loans, securities, and derivatives that are accounted for under other U.S. GAAP guidance. For that reason, we do not expect it to have a material impact on our consolidated results of operations for elements of the statement of income associated with financial instruments, including securities gains, interest income and interest expense. However, we do believe the new standard will result in new disclosure requirements. We are currently in the process of reviewing contracts to assess the impact of the new guidance on our service offerings that are in the scope of the guidance, including Treasury Management and Asset Management services. The Company is continuing to evaluate the effect of the new guidance on revenue sources other than financial instruments on our financial position and consolidated results of operations.

Recognition and Measurement of Financial Assets and Financial Liabilities - In January 2016, the FASB issued guidance that amends the accounting for certain financial asset and financial liabilities. The guidance will require the Company to (1) measure certain equity investments at fair value with changes in fair value recognized in earnings, (2) record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income, and (3) assess the realizability of deferred tax assets related to available-for-sale debt securities in combination with the Company’s other deferred tax assets. The standard does not change the guidance for classifying and measuring investments in debt securities and loans. The guidance amends certain disclosure requirements related to financial assets and financial liabilities. The guidance is effective for the Company’s financial statements that include periods beginning January 1, 2018. Certain provisions of the standard will be applied through a cumulative-effect adjustment as of January 1, 2018, and other provisions will be applied prospectively. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations.

Leases - In February 2016, the FASB issued guidance that amends the accounting for leases. Under the new guidance, lessees will need to recognize a right-of-use asset and a lease liability for the vast majority of leases. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. Lessor accounting will remain similar to the current model. Lessors will classify leases as operating, direct financing, or sales-type, consistent with the current model. The new guidance will also require extensive quantitative and qualitative disclosures related to the revenue and expense recognized and expected to be recognized over the lease term, as well as significant judgments made by management. The guidance is effective for the Company’s financial statements that include periods beginning January 1, 2019, and early adoption is permitted. The new standard must be applied using a modified retrospective transition. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations.

Measurement of Credit Losses on Financial Instruments - In June 2016, the FASB issued guidance that changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. For financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures (including loans, held-to-maturity debt securities, and loan commitments), the new guidance will require the Company to record an allowance based on the estimated credit losses expected over the life of the financial instrument or pool of financial instruments. The estimate of lifetime expected credit losses must consider historical information, current conditions, and reasonable and supportable forecasts. The new guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities. The new guidance will require the Company to record an allowance for estimated credit losses on available-for-sale securities when the fair value of the security is below the amortized cost of the asset. Additionally, the guidance expands the disclosure requirements related to the Company’s assumptions, models, and methods for estimating the allowance for credit losses. The guidance is effective for the Company’s financial statements that include periods beginning January 1, 2020. Early adoption is permitted beginning January 1, 2019. The new standard will be applied using a modified retrospective approach. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations.

Classification of Certain Cash Receipts and Cash Payments - In August 2016, the FASB issued guidance that clarifies how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. The guidance is effective for the Company’s financial statements that include periods beginning January 1, 2018, as well as interim periods thereafter, with early adoption permitted. The guidance will be applied using a retrospective transition method. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations.

Intra-Entity Transfers of Assets Other Than Inventory - In October 2016, the FASB issued guidance that will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This eliminates the current exception for all intra-entity transfers of an asset other than inventory that requires deferral of the tax effects until the asset is sold to a third party or otherwise recovered through use. The guidance is effective for the Company’s financial statements that include periods beginning after January 1, 2018, as well as periods thereafter. Early adoption is permitted. The guidance will be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations.

Interests Held through Related Parties that are Under Common Control - In October 2016, the FASB issued guidance that alters how a decision maker considers indirect interests in a VIE held through an entity under common control. Under the new ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The guidance is effective for the Company’s financial statements that include periods beginning January 1, 2017, as well as interim periods thereafter. The adoption of this guidance is not expected to have a material impact on our financial position or consolidated results of operations.

Restricted Cash - In November 2016, the FASB issued clarifying guidance that requires that the statement of cash flows include restricted cash in the beginning and end-of-period total amounts and that the statement of cash flows explain changes in restricted cash during the period. The guidance is effective for the Company’s financial statements that include periods beginning January 1, 2018, as well as interim periods thereafter. Early adoption is permitted. The amendments will be applied using a retrospective transition method. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations.

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	December 31,
	2016				2015
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Available-for-Sale
U.S. Treasury	$548,894	$351	$(6,950)	$542,295	$322,922	$30	$(1,301)	$321,651
U.S. Agencies	46,043	—	(103)	45,940	46,504	—	(406)	46,098
Collateralized mortgage obligations	73,228	2,167	(50)	75,345	97,260	2,784	(72)	99,972
Residential mortgage-backed securities	884,176	10,741	(8,367)	886,550	817,006	15,870	(3,021)	829,855
State and municipal securities	466,651	2,630	(5,886)	463,395	458,402	9,779	(391)	467,790
Total	$2,018,992	$15,889	$(21,356)	$2,013,525	$1,742,094	$28,463	$(5,191)	$1,765,366
Held-to-Maturity
Collateralized mortgage obligations	$40,568	$—	$(1,295)	$39,273	$50,708	$—	$(1,729)	$48,979
Residential mortgage-backed securities	1,378,610	2,529	(20,218)	1,360,921	1,069,746	4,809	(4,983)	1,069,572
Commercial mortgage-backed securities	314,622	692	(5,153)	310,161	229,722	499	(2,158)	228,063
State and municipal securities	204	—	—	204	254	—	—	254
Foreign sovereign debt	500	—	—	500	500	—	—	500
Other securities	3,619	92	—	3,711	4,353	—	(480)	3,873
Total	$1,738,123	$3,313	$(26,666)	$1,714,770	$1,355,283	$5,308	$(9,350)	$1,351,241

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank (“FRB”) discount window borrowing availability, derivative transactions, and standby letters of credit with counterparty banks and for other purposes as permitted or required by law, totaled $351.4 million and $421.9 million at December 31, 2016 and 2015, respectively. Of total pledged securities, securities pledged to creditors under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties totaled $86.7 million and $100.2 million at December 31, 2016 and 2015, respectively.

Excluding securities issued or backed by the U.S. Government and its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at December 31, 2016 or 2015.

The following table presents the fair values of securities with unrealized losses as of December 31, 2016 and 2015. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months			12 Months or Longer			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2016
Securities Available-for-Sale
U.S. Treasury	14	$341,497	$(6,950)	—	$—	$—	$341,497	$(6,950)
U.S. Agency	3	45,940	(103)	—	—	—	45,940	(103)
Collateralized mortgage obligations	4	4,438	(50)	—	—	—	4,438	(50)
Residential mortgage-backed securities	51	535,001	(8,367)	—	—	—	535,001	(8,367)
State and municipal securities	686	309,958	(5,764)	5	2,462	(122)	312,420	(5,886)
Total		$1,236,834	$(21,234)		$2,462	$(122)	$1,239,296	$(21,356)
Securities Held-to-Maturity
Collateralized mortgage obligations	1	$9,261	$(224)	3	$30,012	$(1,071)	$39,273	$(1,295)
Residential mortgage-backed securities	92	1,023,841	(19,816)	4	13,036	(402)	1,036,877	(20,218)
Commercial mortgage-backed securities	56	207,235	(5,063)	1	3,361	(90)	210,596	(5,153)
Total		$1,240,337	$(25,103)		$46,409	$(1,563)	$1,286,746	$(26,666)
As of December 31, 2015
Securities Available-for-Sale
U.S. Treasury	11	$271,006	$(1,081)	1	$25,773	$(220)	$296,779	$(1,301)
U.S. Agency	3	46,098	(406)	—	—	—	46,098	(406)
Collateralized mortgage obligations	6	7,528	(72)	—	—	—	7,528	(72)
Residential mortgage-backed securities	28	243,862	(1,148)	5	75,533	(1,873)	319,395	(3,021)
State and municipal securities	95	48,974	(353)	12	3,485	(38)	52,459	(391)
Total		$617,468	$(3,060)		$104,791	$(2,131)	$722,259	$(5,191)
Securities Held-to-Maturity
Collateralized mortgage obligations	—	$—	$—	4	$48,979	$(1,729)	$48,979	$(1,729)
Residential mortgage-backed securities	48	512,395	(3,680)	10	57,340	(1,303)	569,735	(4,983)
Commercial mortgage-backed securities	35	128,434	(1,502)	12	37,350	(656)	165,784	(2,158)
Other securities	1	3,873	(480)	—	—	—	3,873	(480)
Total		$644,702	$(5,662)		$143,669	$(3,688)	$788,371	$(9,350)

There were $48.9 million of securities with $1.7 million in an unrealized loss position for greater than 12 months at December 31, 2016. At December 31, 2015, there were $248.5 million of securities with $5.8 million in an unrealized loss position greater than

12 months. The Company does not consider these unrealized losses to be credit-related. These unrealized losses relate to changes in interest rates and market spreads. We do not intend to sell the securities and we do not believe it is more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

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

The following table presents the remaining contractual maturity of securities as of December 31, 2016 by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	December 31, 2016
	Available-For-Sale Securities		Held-To-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipal and foreign sovereign debt securities:
One year or less	$74,077	$74,204	$204	$204
One year to five years	511,883	512,651	500	500
Five years to ten years	437,275	427,918	3,619	3,711
After ten years	38,353	36,857	—	—
All other securities:
Collateralized mortgage obligations	73,228	75,345	40,568	39,273
Residential mortgage-backed securities	884,176	886,550	1,378,610	1,360,921
Commercial mortgage-backed securities	—	—	314,622	310,161
Total	$2,018,992	$2,013,525	$1,738,123	$1,714,770

The following table presents gains (losses) on securities for the three years ended December 31, 2016, 2015, and 2014.

Securities Gains (Losses)
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Proceeds from sales	$45,446	$90,777	$74,690
Gross realized gains	$1,133	$1,322	$615
Gross realized losses (1)	(22)	(500)	(85)
Net realized gains	$1,111	$822	$530
Income tax provision on net realized gains	$428	$318	$209

(1)	Includes OTTI of $466,000 for the year ended December 31, 2015, and is reported in the consolidated statements of income and cash flows within net securities gains.

Refer to Note 12 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) on other comprehensive income.

All non-marketable Community Reinvestment Act (“CRA”) qualified investments, totaling $59.0 million and $54.2 million at December 31, 2016 and 2015, respectively, are recorded in other assets on the consolidated statements of financial condition. There has been no impairment recorded as of December 31, 2016, 2015 or 2014.

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

Loan Portfolio
(Amounts in thousands)

	December 31,
	2016	2015
Commercial and industrial	$7,506,977	$6,747,389
Commercial – owner-occupied commercial real estate	2,142,068	1,888,238
Total commercial	9,649,045	8,635,627
Commercial real estate	3,127,373	2,629,873
Commercial real estate – multi-family	993,352	722,637
Total commercial real estate	4,120,725	3,352,510
Construction	417,955	522,263
Residential real estate	581,757	461,412
Home equity	119,049	129,317
Personal	167,710	165,346
Total loans	$15,056,241	$13,266,475
Net deferred loan fees and unamortized discount and premium on loans, included as a reduction in total loans	$45,220	$48,009
Overdrawn demand deposits included in total loans	$2,160	$2,654

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry and borrower.

Loans Held-For-Sale
(Amounts in thousands)

	December 31,
	2016	2015
Mortgage loans held-for-sale (1)	$24,934	$35,704
Other loans held-for-sale (2)	78,350	73,094
Total loans held-for-sale	$103,284	$108,798

(1)
Comprised of residential mortgage loan originations intended to be sold in the secondary market. The Company accounts for these loans under the fair value option. Refer to Note 20 for additional information regarding mortgage loans held-for-sale.

(2)
Amounts represent commercial, commercial real estate, construction and residential loans carried at the lower of aggregate cost or fair value, including one nonaccrual loan totaling $667,000 at December 31, 2015. Generally, the Company intends to sell these loans within 30-60 days from the date the intent to sell was established.

Carrying Value of Loans Pledged
(Amounts in thousands)

	December 31,
	2016	2015
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$818,116	$440,023
FHLB advances (2)	3,855,892	4,133,942
Total	$4,674,008	$4,573,965

(1)	No borrowings were outstanding at December 31, 2016 or 2015.

(2)	Refer to Notes 9 and 10 for additional information regarding FHLB advances.

Related Party Loans

Some of our directors, and certain business entities for which they serve as an executive officer and/or in which they directly or indirectly own 10% or more of the equity, are or have been in the past, lending clients of the Bank. Additionally, two of our executive officers each had an immediate family member who had a small balance loan outstanding as of year end 2015 and 2016. Loans made to these individuals and their affiliated entities were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than the normal risk of collectability. Such loans, in the aggregate, totaled $37.4 million and $39.4 million at December 31, 2016 and 2015, respectively, and were not greater than 5% of stockholders' equity.

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of December 31, 2016
Commercial	$9,572,607	$6,889	$96	$—	$9,579,592	$69,453	$9,649,045
Commercial real estate	4,114,409	—	—	—	4,114,409	6,316	4,120,725
Construction	417,955	—	—	—	417,955	—	417,955
Residential real estate	573,667	2,859	640	—	577,166	4,591	581,757
Home equity	115,652	80	—	—	115,732	3,317	119,049
Personal	167,675	19	5	—	167,699	11	167,710
Total loans	$14,961,965	$9,847	$741	$—	$14,972,553	$83,688	$15,056,241
As of December 31, 2015
Commercial	$8,595,150	$6,641	$1,042	$—	$8,602,833	$32,794	$8,635,627
Commercial real estate	3,343,714	—	295	—	3,344,009	8,501	3,352,510
Construction	522,263	—	—	—	522,263	—	522,263
Residential real estate	455,764	613	273	—	456,650	4,762	461,412
Home equity	121,580	66	—	—	121,646	7,671	129,317
Personal	165,188	132	5	—	165,325	21	165,346
Total loans	$13,203,659	$7,452	$1,615	$—	$13,212,726	$53,749	$13,266,475

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

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of December 31, 2016
Commercial	$141,415	$104,408	$28,756	$133,164	$10,930
Commercial real estate	6,316	5,169	1,147	6,316	223
Residential real estate	4,708	—	4,591	4,591	406
Home equity	5,740	2,291	3,317	5,608	376
Personal	11	—	11	11	3
Total impaired loans	$158,190	$111,868	$37,822	$149,690	$11,938
As of December 31, 2015
Commercial	$49,912	$27,300	$20,020	$47,320	$4,458
Commercial real estate	14,150	2,085	6,416	8,501	1,156
Residential real estate	4,950	—	4,762	4,762	539
Home equity	10,071	2,626	7,065	9,691	1,106
Personal	21	—	21	21	3
Total impaired loans	$79,104	$32,011	$38,284	$70,295	$7,262

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$89,565	$2,734	$52,489	$968
Commercial real estate	9,330	—	14,269	13
Construction	33	1	171	—
Residential real estate	4,179	—	4,584	—
Home equity	7,551	122	12,012	107
Personal	24	—	173	—
Total	$110,682	$2,857	$83,698	$1,088

(1)	Represents amounts while classified as impaired for the periods presented.

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

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non-Performing Loans	% of Portfolio Loan Type	Total Loans
As of December 31, 2016
Commercial	$173,626	1.8	$114,090	1.2	$69,453	0.7	$9,649,045
Commercial real estate	—	—	4,632	0.1	6,316	0.2	4,120,725
Construction	—	—	—	—	—	—	417,955
Residential real estate	5,449	0.9	3,829	0.7	4,591	0.8	581,757
Home equity	508	0.4	733	0.6	3,317	2.8	119,049
Personal	28	*	61	*	11	*	167,710
Total	$179,611	1.2	$123,345	0.8	$83,688	0.6	$15,056,241
As of December 31, 2015
Commercial	$85,217	1.0	$124,654	1.4	$32,794	0.4	$8,635,627
Commercial real estate	27,580	0.8	121	*	8,501	0.3	3,352,510
Construction	—	—	—	—	—	—	522,263
Residential real estate	5,988	1.3	5,031	1.1	4,762	1.0	461,412
Home equity	623	0.5	2,451	1.9	7,671	5.9	129,317
Personal	620	0.4	141	0.1	21	*	165,346
Total	$120,028	0.9	$132,398	1.0	$53,749	0.4	$13,266,475

*	Less than 0.1%

Troubled Debt Restructured Loans
Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	December 31,
	2016		2015
	Accruing	Nonaccrual (1)	Accruing	Nonaccrual (1)
Commercial	$63,711	$33,141	$14,526	$25,034
Commercial real estate	—	5,857	—	7,619
Residential real estate	—	1,534	—	1,341
Home equity	2,291	3,081	2,020	5,177
Total	$66,002	$43,613	$16,546	$39,171

(1)	Included in nonperforming loans.

At December 31, 2016 and 2015, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $13.4 million and $9.7 million, respectively. The following table presents the type of modification for loans that have been restructured and the post-modification recorded investment during the years ended December 31, 2016 and 2015.

Additions to Troubled Debt Restructurings During the Year
(Dollars in thousands)

	Year Ended December 31, 2016
	Extension of Maturity Date (1)		Other Concession (2)		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
Accruing:
Commercial	8	$7,223	10	$70,384	18	$77,607
Home equity	—	—	2	538	2	538
Nonaccruing:
Commercial	4	792	7	14,540	11	15,332
Commercial real estate	1	77	1	691	2	768
Residential real estate	—	—	5	550	5	550
Home equity	—	—	3	146	3	146
Total accruing and nonaccruing additions	13	$8,092	28	$86,849	41	$94,941
Change in recorded investment due to principal paydown or charge-off at time of modification, net of advances						$3,527

(1)	Extension of maturity date also includes loans renewed at an existing rate of interest that is considered a below market rate for that particular loan’s risk profile.

(2)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

Additions to Troubled Debt Restructurings During the Year (Continued)
(Dollars in thousands)

	Year Ended December 31, 2015
	Extension of Maturity Date (1)		Other Concession (2)		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
Accruing:
Commercial	9	$27,656	—	$—	9	$27,656
Home equity	1	346	—	—	1	346
Nonaccruing:
Commercial	6	19,899	3	7,246	9	27,145
Commercial real estate	2	1,660	1	3,773	3	5,433
Residential real estate	—	—	1	49	1	49
Home equity	4	224	5	513	9	737
Total accruing and nonaccruing additions	22	$49,785	10	$11,581	32	$61,366
Change in recorded investment due to principal paydown or charge-off at time of modification, net of advances						$395

(1)	Extension of maturity date also includes loans renewed at an existing rate of interest that is considered a below market rate for that particular loan’s risk profile.

(2)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve calculation. However, our general reserve methodology considers the amount and product type of the TDRs removed as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Refer to the “Impaired Loan” and “Allowance for Loan Loss” sections of Note 1 regarding our policy for assessing potential impairment on such loans. Our allowance for loan losses included $1.6 million and $3.9 million in specific reserves for nonaccrual TDRs at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, two commercial loans totaling $8.0 million and one home equity loan totaling $187,000 became nonperforming within 12 months of being modified as an accruing TDR. During the year ended December 31, 2015, a single commercial real estate loan totaling $175,000 became nonperforming within 12 months of being modified as an accruing TDR. A loan typically becomes nonperforming and placed on nonaccrual status when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than the 90-day past due date.

Other Real Estate Owned

The following table presents the composition of property acquired as a result of borrower defaults on loans secured by real property.

OREO Composition
(Amounts in thousands)

	December 31,
	2016	2015
Single-family homes	$186	$1,878
Land parcels	1,070	1,760
Multi-family	—	598
Office/industrial	1,003	1,779
Retail	7,944	1,258
Total OREO properties	$10,203	$7,273

The recorded investment in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $1.4 million at December 31, 2016, and $3.0 million at December 31, 2015.

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

Covered Assets
(Amounts in thousands)

	December 31,
	2016	2015
Residential mortgage loans (1)	$20,347	$24,717
Foreclosed real estate - single-family homes	777	530
Estimated loss reimbursement by the FDIC	939	1,707
Total covered assets	22,063	26,954
Allowance for covered loan losses	(4,766)	(5,712)
Net covered assets	$17,297	$21,242

(1)	Includes $203,000 and $257,000 of purchased credit-impaired loans as of December 31, 2016 and December 31, 2015, respectively.

The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $194,000 and $775,000 at December 31, 2016 and December 31, 2015, respectively.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 4 for a discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Year Ended December 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$117,619	$27,610	$5,441	$4,239	$3,744	$2,083	$160,736
Loans charged-off	(8,427)	(1,510)	—	(859)	(226)	(225)	(11,247)
Recoveries on loans previously charged-off	1,082	795	119	99	165	62	2,322
Net (charge-offs) recoveries	(7,345)	(715)	119	(760)	(61)	(163)	(8,925)
Provision (release) for loan losses	30,773	3,731	527	255	(1,383)	51	33,954
Balance at end of year	$141,047	$30,626	$6,087	$3,734	$2,300	$1,971	$185,765
Ending balance, loans individually evaluated for impairment (1)	$10,930	$223	$—	$406	$376	$3	$11,938
Ending balance, loans collectively evaluated for impairment	$130,117	$30,403	$6,087	$3,328	$1,924	$1,968	$173,827
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$133,164	$6,316	$—	$4,591	$5,608	$11	$149,690
Ending balance, loans collectively evaluated for impairment	9,515,881	4,114,409	417,955	577,166	113,441	167,699	14,906,551
Total recorded investment in loans	$9,649,045	$4,120,725	$417,955	$581,757	$119,049	$167,710	$15,056,241

(1)	Refer to Notes 1 and 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Year Ended December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$103,462	$31,838	$4,290	$5,316	$4,924	$2,668	$152,498
Loans charged-off	(11,438)	(1,458)	—	(494)	(716)	(59)	(14,165)
Recoveries on loans previously charged-off	4,396	1,209	204	318	507	1,102	7,736
Net (charge-offs) recoveries	(7,042)	(249)	204	(176)	(209)	1,043	(6,429)
Provision (release) for loan losses	21,199	(3,979)	947	(901)	(971)	(1,628)	14,667
Balance at end of year	$117,619	$27,610	$5,441	$4,239	$3,744	$2,083	$160,736
Ending balance, loans individually evaluated for impairment (1)	$4,458	$1,156	$—	$539	$1,106	$3	$7,262
Ending balance, loans collectively evaluated for impairment	$113,161	$26,454	$5,441	$3,700	$2,638	$2,080	$153,474
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$47,320	$8,501	$—	$4,762	$9,691	$21	$70,295
Ending balance, loans collectively evaluated for impairment	8,588,307	3,344,009	522,263	456,650	119,626	165,325	13,196,180
Total recorded investment in loans	$8,635,627	$3,352,510	$522,263	$461,412	$129,317	$165,346	$13,266,475

(1)	Refer to Notes 1 and 4 for additional information regarding impaired loans.

Allowance for Loan Losses and Recorded Investment in Loans (Continued) (Amounts in thousands)

	Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
Allowance for Loan Losses:
Balance at beginning of year	$80,768	$42,362	$3,338	$7,555	$5,648	$3,438	$143,109
Loans charged-off	(5,588)	(6,214)	(6)	(1,514)	(1,017)	(158)	(14,497)
Recoveries on loans previously charged-off	6,340	2,674	79	675	228	721	10,717
Net recoveries (charge-offs)	752	(3,540)	73	(839)	(789)	563	(3,780)
Provision (release) for loan losses	21,942	(6,984)	879	(1,400)	65	(1,333)	13,169
Balance at end of year	$103,462	$31,838	$4,290	$5,316	$4,924	$2,668	$152,498
Ending balance, loans individually evaluated for impairment (1)	$11,487	$2,441	$—	$735	$1,855	$109	$16,627
Ending balance, loans collectively evaluated for impairment	$91,975	$29,397	$4,290	$4,581	$3,069	$2,559	$135,871
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$52,171	$19,948	$—	$5,274	$12,466	$430	$90,289
Ending balance, loans collectively evaluated for impairment	7,836,463	2,896,771	381,102	356,291	129,711	201,592	11,801,930
Total recorded investment in loans	$7,888,634	$2,916,719	$381,102	$361,565	$142,177	$202,022	$11,892,219

(1)	Refer to Notes 1 and 4 for additional information regarding impaired loans.

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$11,759	$12,274	$9,206
Provision (release) for unfunded commitments	5,381	(519)	3,152
Recovery (charge-off) of unfunded commitments	—	4	(84)
Balance at end of year	$17,140	$11,759	$12,274
Unfunded commitments, excluding covered assets, at year end	$6,804,421	$6,468,324	$6,041,301

(1)
Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit. Unfunded commitments related to covered assets are excluded as they are covered under a loss share agreement with the FDIC.

Refer to Note 19 for additional details of commitments to extend credit, standby letters of credit and commercial letters of credit.

6. PREMISES, FURNITURE, AND EQUIPMENT

Premises, Furniture, and Equipment
(Amounts in thousands)

	December 31,
	2016	2015
Land	$1,872	$1,874
Building	10,250	10,079
Leasehold improvements	42,737	43,575
Furniture and equipment	48,987	37,478
Software	16,143	15,087
Total cost	119,989	108,093
Accumulated depreciation	(73,022)	(65,688)
Net book value	$46,967	$42,405

Depreciation expense on premises, furniture, and equipment totaled $9.4 million, including $535,000 in impairment, in 2016, $8.5 million in 2015 and $8.7 million in 2014.

At December 31, 2016, we were obligated under certain non-cancellable operating leases for premises and equipment, which expire at various dates through the year 2031. Many of these leases contain renewal options, and certain leases provide a right of refusal to purchase the leased property during the lease term. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer price index. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2016, have initial or remaining non-cancellable lease terms in excess of one year.

Operating Leases (1)
(Amounts in thousands)

Total
Year Ended December 31,
2017	$13,668
2018	13,885
2019	13,526
2020	13,029
2021	12,578
2022 and thereafter	46,420
Total minimum lease payments	$113,106

(1)	Minimum payments have not been reduced by minimum sublease rentals of $1.5 million due in the future under non-cancellable subleases.

	Year Ended December 31,
	2016	2015	2014
Rental expense charged to operations (1)(2)	$12,541	$12,670	$12,066
Rental income from premises leased to others (2)	$751	$770	$704

(1)	Including amounts paid under short-term cancellable leases.

(2)	Does not include rental expense or sublease rental income for certain restructured leases.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Unit
(Amounts in thousands)

	December 31,
	2016	2015	2014
Banking	$81,755	$81,755	$81,755
Asset Management	12,286	12,286	12,286
Total	$94,041	$94,041	$94,041
In conjunction with our annual goodwill impairment test performed as of October 31, 2016, we elected to perform a qualitative assessment to determine whether it was more likely than not that the fair values of the Banking and Asset Management reporting units were less than their carrying values. Based on our analysis, we determined it was not more likely than not that the fair values of the Banking and Asset Management reporting units were less than their carrying values, and as such we bypassed the two-step quantitative goodwill impairment test and concluded that goodwill was not impaired as of October 31, 2016.

We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of October 31, 2016 that would indicate impairment of goodwill allocated to the Banking and Asset Management reporting units at December 31, 2016. There were no impairment charges for goodwill allocated to the Banking and Asset Management reporting units recorded in 2015 or 2014.

We have other intangible assets capitalized on the consolidated statements of financial condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 12 years.

We review other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During 2016, there were no events or circumstances that we believe indicate there may be impairment of other intangible assets, and no impairment charges for other intangible assets were recorded in 2016, 2015, or 2014.

Other Intangible Assets
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Core deposit intangible:
Gross carrying amount	$12,378	$18,093	$18,093
Accumulated amortization	11,420	15,140	12,870
Net carrying amount	$958	$2,953	$5,223
Amortization during the period	$1,995	$2,270	$2,799
Weighted-average remaining life (in years)	0.5	1.5	2.5
Client relationships:
Gross carrying amount	$1,459	$2,002	$2,002
Accumulated amortization	1,148	1,525	1,340
Net carrying amount	$311	$477	$662
Amortization during the period	$166	$185	$208
Weighted-average remaining life (in years)	4.1	5.1	5.9

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year Ended December 31,
2017	$1,125
2018	98
2019	28
2020	15
2021	3
2022 and thereafter	—
Total	$1,269

8. DEPOSITS

Summary of Deposits
(Amounts in thousands)

	December 31,
	2016	2015
Noninterest-bearing deposits	$5,196,587	$4,355,700
Interest-bearing deposits	1,942,992	1,503,372
Savings deposits	439,689	377,191
Money market accounts	6,144,950	5,919,252
Time deposits less than $100,000 (1)	298,169	270,483
Time deposits of $100,000 or more (1)	2,042,842	1,919,594
Total deposits	$16,065,229	$14,345,592

(1)	Time deposits with a minimum denomination of $250,000 totaled $1.5 billion and $1.3 billion at December 31, 2016 and December 31, 2015, respectively.

Scheduled Maturities of Time Deposits
(Amounts in thousands)

Total
Year ending December 31,
2017:
First quarter	$423,114
Second quarter	382,576
Third quarter	530,183
Fourth quarter	211,024
2018	289,951
2019	144,329
2020	211,616
2021	147,997
2022 and thereafter	221
Total	$2,341,011

Maturities of Time Deposits of $100,000 or More
(Amounts in thousands)

2016
Maturing within 3 months	$390,693
After 3 but within 6 months	333,305
After 6 but within 12 months	622,421
After 12 months	696,423
Total	$2,042,842

9. SHORT-TERM BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	December 31, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$1,540,000	0.63%	$370,000	0.16%
Other borrowings	1,773	0.18%	250	0.20%
Secured borrowing	2,973	4.05%	2,217	4.00%
Total short-term borrowings	$1,544,746		$372,467
Unused Availability:
Federal funds (1)	$620,500		$630,500
FRB discount window primary credit program (2)	668,412		384,419
FHLB advances (3)	648,199		1,481,102
Revolving line of credit	60,000		60,000

(1)	Our total availability of overnight Federal fund (“Fed funds”) borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

(3)
As a member of the FHLB Chicago, the Bank has access to borrowing capacity which is subject to change based on the availability of acceptable collateral to pledge and the level of our investment in FHLB Chicago stock. At December 31, 2016, our borrowing capacity was $2.2 billion, of which $648.2 million is available, subject to making the required additional investment in FHLB Chicago stock.

Borrowings with maturities of one year or less are classified as short-term.

FHLB Advances - At December 31, 2016, FHLB advances totaled $1.6 billion, consisting of $1.5 billion in short-term borrowings, and $50.0 million classified as long-term debt. Qualifying residential, multi-family and commercial real estate (“CRE”) loans, home equity lines of credit, and residential mortgage-backed securities are pledged as collateral to secure current outstanding balances and additional borrowing availability.

Other Borrowings - At December 31, 2016, other borrowings consisted of cash received by counterparty in excess of derivative liability and the Company’s obligation to a third party bank under a commercial credit card servicing arrangement. At December 31, 2015, other borrowings represented cash received by counterparty in excess of derivative liability.

Secured Borrowings - Secured borrowings represent amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings because they did not qualify for sale accounting treatment. A corresponding amount is recorded within loans on the consolidated statements of financial condition.

Revolving Line of Credit - The Company has a 364-day revolving line of credit (the “Facility”) with a group of commercial banks allowing borrowing of up to $60.0 million, and maturing on the earlier of September 22, 2017 or the consummation of the Company’s merger with CIBC. The interest rate applied to borrowings under the Facility will be elected by the Company at the time an advance is made; interest rate elections include either 30-day or 90-day LIBOR plus 1.75% or Prime minus 0.50% at the time the advance is made. Any amounts outstanding under the Facility upon or before maturity may be converted, at the Company’s option, to an amortized term loan, with the balance of such loan due September 22, 2019 (subject to earlier maturity upon consummation of the merger with CIBC, as previously noted). At December 31, 2016, no amounts were drawn on the Facility.

10. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

				December 31,
	Rate Type	Contractual Rate	Maturity	2016	2015
Parent Company:
Junior Subordinated Debentures (1)
Bloomfield Hills Statutory Trust I	Floating, three-month LIBOR + 2.65%	3.64%	2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Floating, three-month LIBOR + 1.71%	2.67%	2035	51,547	51,547
PrivateBancorp Statutory Trust III	Floating, three-month LIBOR + 1.50%	2.46%	2035	41,238	41,238
PrivateBancorp Statutory Trust IV (2)	Fixed	10.00%	2068	66,618	66,576
Subordinated debt facility (3) (4)	Fixed	7.125%	2042	120,659	120,606
Subtotal				288,310	288,215
Subsidiaries:
FHLB advances		—		—	350,000
FHLB advances (5)	Fixed	3.58% - 4.68%	2019	50,000	50,000
				$338,310	$688,215

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

(2)	Net of deferred financing costs of $2.1 million at December 31, 2016 and $2.2 million at December 31, 2015.

(3)	Net of deferred financing costs of $4.3 million at December 31, 2016 and $4.4 million at December 31, 2015.

(4)	Qualifies as Tier 2 capital for regulatory capital purposes.

(5)	Weighted average interest rate was 3.75% at December 31, 2016 and 2015.

The $167.7 million in junior subordinated debentures presented in the table above were issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable trust preferred securities. Refer to Note 11 for further information on the nature and terms of these and previously issued debentures.

At December 31, 2016, outstanding long-term FHLB advances were secured by qualifying residential, multi-family, commercial real estate, and home equity lines of credit. From time to time, we may pledge eligible real estate mortgage-backed securities to support additional borrowings. The advances include a prepayment feature and are subject to a prepayment fee.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year Ended December 31,
2019	$50,000
2034 and thereafter	288,310
Total	$338,310

11. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED TRUST PREFERRED SECURITIES

As of December 31, 2016, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing mandatorily redeemable trust preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company (“Debentures”). The Debentures held by the trusts, which in aggregate totaled $167.7 million, net of deferred financing costs, at December 31, 2016, are the sole assets of each respective trust. Our obligations under the Debentures and related documents constitute a full and unconditional guarantee by the Company on a subordinated basis of all payments on the Trust Preferred Securities. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all or any series of the Debentures at a redemption price of 100% of the principal amount plus accrued and unpaid interest. The repayment, redemption or repurchase of any of the Debentures would be subject to the terms of the applicable indenture and result in a corresponding repayment, redemption or repurchase of an equivalent amount of the related series of Trust Preferred Securities. Any redemption of the 10% Debentures held by the PrivateBancorp Capital Trust IV also would be subject to the terms of the replacement capital covenant described below.

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

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

	Issuance Date	Common Securities Issued	Trust Preferred Securities Issued (1)	Coupon Rate (2)	Maturity	Principal Amount of Debentures (1)
						December 31,
						2016
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	3.64%	June 2034	$8,248
PrivateBancorp Statutory Trust II	June 2005	1,547	50,000	2.67%	Sept. 2035	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	2.46%	Dec. 2035	41,238
PrivateBancorp Capital Trust IV	May 2008	5	68,750	10.00%	June 2068	66,618	(3)
Total		$3,038	$166,750			$167,651

(1)
The Trust Preferred Securities accrue distributions at a rate equal to the interest rate on, and have a redemption date identical to the maturity date of, the corresponding Debentures. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Debentures at maturity or upon earlier redemption.

(2)
Reflects the coupon rate in effect at December 31, 2016. The coupon rates for Bloomfield Hills Statutory Trust I, PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III are variable based on three-month LIBOR plus 2.65%, 1.71% and 1.50%, respectively. The coupon rate for PrivateBancorp Capital Trust IV is fixed. Distributions on all Trust Preferred Securities are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years, in the case of the Debentures held by Trust IV, and five years, in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the Trust Preferred Securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

(3)	Net of deferred financing costs of $2.1 million at December 31, 2016.

12. EQUITY

Capital Stock

At December 31, 2016 and 2015, the Company had authority to issue 180 million shares of capital stock, consisting of one million shares of preferred stock, five million shares of non-voting common stock and 174 million shares of voting common stock. At December 31, 2016 and 2015, no shares of preferred stock or non-voting common stock were issued or outstanding. The Company had 79.8 million and 79.1 million shares of voting common stock issued and outstanding at December 31, 2016 and 2015, respectively.

The Company reissues treasury stock, when available, or new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. Treasury shares are reissued at average cost. The Company held no shares in treasury at December 31, 2016 and 2,574 shares in treasury at December 31, 2015.

Comprehensive Income

Change in Accumulated Other Comprehensive Income (“AOCI”) by Component
(Amounts in thousands)

	Year Ended December 31,
	2016			2015			2014
	Unrealized Gain on Available- for-Sale Securities	Accumu- lated (Loss) Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available- for-Sale Securities	Accumu- lated Gain (Loss) on Effective Cash Flow Hedges	Total	Unrealized Gain on Available- for-Sale Securities	Accumu- lated Gain on Effective Cash Flow Hedges	Total
Balance at beginning of year	$14,048	$3,211	$17,259	$19,448	$1,469	$20,917	$12,960	(3,116)	$9,844
Increase in unrealized (losses) gains on securities	(27,628)	—	(27,628)	(7,440)	—	(7,440)	11,244	—	11,244
Increase in unrealized gains (losses) on cash flow hedges	—	10,282	10,282	—	13,152	13,152	—	16,777	16,777
Tax benefit (expense) on increase in unrealized (losses) gains	10,787	(3,950)	6,837	2,829	(5,083)	(2,254)	(4,435)	(6,576)	(11,011)
Other comprehensive (loss) income before reclassifications	(16,841)	6,332	(10,509)	(4,611)	8,069	3,458	6,809	10,201	17,010
Reclassification adjustment of net gains included in net income (1)	(1,111)	(7,235)	(8,346)	(1,287)	(10,320)	(11,607)	(530)	(9,262)	(9,792)
Reclassification adjustment for tax expense on realized net gains (2)	428	2,786	3,214	498	3,993	4,491	209	3,646	3,855
Amounts reclassified from AOCI	(683)	(4,449)	(5,132)	(789)	(6,327)	(7,116)	(321)	(5,616)	(5,937)
Net current period other comprehensive (loss) income	(17,524)	1,883	(15,641)	(5,400)	1,742	(3,658)	6,488	4,585	11,073
Balance at end of year	$(3,476)	$5,094	$1,618	$14,048	$3,211	$17,259	$19,448	$1,469	$20,917

(1)
The amounts reclassified from AOCI for the available-for-sale securities are reported in net securities gains on the consolidated statements of income, while the amounts reclassified from AOCI for cash flow hedges are included in interest income on loans on the consolidated statements of income. For the year ended December 31, 2015, $466,000 was reclassified out of AOCI related to OTTI on available-for-sale securities and included in the consolidated statements of income within net securities gains.

(2)
The tax expense amounts reclassified from AOCI in connection with the available-for-sale securities reclassification and cash flow hedges reclassification are included in income tax provision on the consolidated statements of income.

13. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Basic earnings per common share
Net income	$208,357	$185,311	$153,079
Net income allocated to participating stockholders (1)	(1,720)	(1,625)	(2,134)
Net income allocated to common stockholders	$206,637	$183,686	$150,945
Weighted-average common shares outstanding	78,900	77,968	77,007
Basic earnings per common share	$2.62	$2.36	$1.96
Diluted earnings per common share
Diluted earnings applicable to common stockholders (2)	$206,670	$183,711	$150,967
Weighted-average diluted common shares outstanding:
Weighted-average common shares outstanding	78,900	77,968	77,007
Dilutive effect of stock awards (3)	1,584	1,238	815
Weighted-average diluted common shares outstanding	80,484	79,206	77,822
Diluted earnings per common share	$2.57	$2.32	$1.94

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

(3)
For the years ended December 31, 2016, 2015, and 2014, the weighted-average outstanding non-participating securities of 290,000, 360,000 and 1.2 million shares, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

14. INCOME TAXES

Components of Income Taxes
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Current income tax provision:
Federal	$114,019	$97,942	$86,234
State	18,133	14,968	17,078
Total	132,152	112,910	103,312
Deferred income (benefit) tax provision:
Federal	(15,008)	(2,236)	(7,392)
State	(1,500)	415	(792)
Total	(16,508)	(1,821)	(8,184)
Total income tax provision	$115,644	$111,089	$95,128

Reconciliation of Income Tax Provision to Statutory Federal Rate
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Income tax provision at statutory federal income tax rate	$113,400	$103,739	$86,872
(Decrease) increase in taxes resulting from:
Tax exempt interest	$(3,185)	$(2,842)	$(2,139)
Meals, entertainment and related expenses	935	757	621
Bank owned life insurance	(512)	(506)	(470)
Tax credit investments	(2,485)	(518)	(331)
State income taxes	10,403	9,692	10,292
Share-based compensation charges	(3,704)	—	—
Deferred tax asset adjustments	515	652	504
Other	277	115	(221)
Total income tax provision	$115,644	$111,089	$95,128

Differences between the amounts reported in the consolidated financial statements and the tax bases of assets and liabilities result in temporary differences for which deferred tax assets and liabilities have been recorded.

Deferred Tax Assets and Liabilities
(Amounts in thousands)

	December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$78,090	$66,713
Share-based payments	18,100	16,883
Deferred compensation	8,427	6,906
Loan fees and costs	19,409	17,671
OREO write-downs	4,916	4,509
Premises and equipment	1,626	2,253
Covered assets	1,783	2,324
Unrealized losses on securities available-for-sale	2,105	—
Other	4,014	3,003
Total deferred tax assets	138,470	120,262
Deferred tax liabilities:
Unrealized gain on securities available-for-sale	—	(9,004)
Intangible assets and acquisition adjustments	(6,138)	(6,732)
Other	(3,549)	(2,290)
Total deferred tax liabilities	(9,687)	(18,026)
Net deferred tax assets	$128,783	$102,236

Deferred Tax Assets

At December 31, 2016, we have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded. This conclusion was based on our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods. The net deferred tax asset is recorded on the statement of financial condition within other assets.

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

Liabilities Associated with Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Roll Forward of Unrecognized Tax Benefits
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$194	$269	$411
Additions for tax positions taken during prior periods	4,659	—	—
Reductions for tax positions taken during prior periods	(12)	(15)	(142)
Reductions for lapse of statute of limitations	—	(10)	—
Reductions for settlements with tax authorities	—	(50)	—
Balance at end of year	$4,841	$194	$269
Interest and penalties, net of tax effect, recognized in income tax expense (benefit) during the year	$58	$(50)	$(6)
Interest and penalties, net of tax effect, accrued at year end (1)	$62	$3	$54

(1)	Not included in the unrecognized tax benefits presented above.

As of December 31, 2016 and 2015, we had $3.3 million and $126,000, respectively, of unrecognized tax benefits relating to uncertain tax positions that, if recognized, would impact the effective tax rate. It is reasonably possible that a significant portion of the liability for unrecognized tax benefits at December 31, 2016 could decrease in the next twelve months due to completion of state tax authorities’ exams or the expiration of statutes of limitations.

We file a U.S. federal income tax return and state income tax returns in various states. We are no longer subject to examinations by U.S. federal tax authorities for 2007 and prior years. We are also no longer subject to examinations by state tax authorities for 2008 and prior years.

15. SHARE-BASED COMPENSATION AND OTHER BENEFITS

Share-Based Plans

The Company adopted the 2011 Incentive Compensation Plan (the “2011 Plan”) in May 2011. In 2014, the Company’s stockholders approved an amendment and restatement of the 2011 Plan to add 2.0 million authorized shares for a total of approximately 6.7 million shares of common stock. The 2011 Plan is designed to align the interests of management with the interests of shareholders, foster retention, create a long-term focus and provide participants a competitive long-term incentive opportunity. The 2011 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, equity-based performance stock and units, stock awards and other cash and share-based incentives to employees, including officers and non-employee directors of the Company and its subsidiaries. At December 31, 2016, 1.9 million shares were available for future grant under the 2011 Plan. The Company has three other share-based compensation plans for which no shares remain available for grant, but have unexercised awards outstanding at December 31, 2016. The Company issues shares from treasury, when available, or new shares to fulfill its obligation to issue shares pursuant to grants under the share-based compensation plans. To the extent new shares are issued, the Company believes as of December 31, 2016, there are adequate authorized shares to satisfy anticipated award issuances in 2017.

Financial Statement Impact

The following table presents the share-based compensation expense and related income tax benefits recognized for all equity awards in the accompanying consolidated statements of income for the years ended December 31, 2016, 2015 and 2014.

Effect of Recognizing Share-based Compensation Expense
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Recognized share-based compensation expense:
Stock option expense	$2,943	$3,337	$3,710
Restricted stock and unit expense	14,140	12,918	10,562
Performance share unit expense	3,654	2,584	1,296
Total share-based compensation expense	20,737	18,839	15,568
Income tax benefit	(7,976)	(7,271)	(6,050)
Share-based compensation expense, net of tax	$12,761	$11,568	$9,518
Unrecognized share-based compensation expense:
Stock options	$3,131	$2,855	$3,391
Weighted-average amortization period remaining (in years)	1.8	1.7	1.6
Restricted stock and unit expense	$12,800	$12,343	$11,902
Weighted-average amortization period remaining (in years)	1.7	1.7	1.7
Performance share unit expense (1)	$3,765	$3,991	$2,694
Weighted-average amortization period remaining (in years)	1.7	1.8	2.0

(1)
Based on an estimate of the number of shares expected to vest as a result of actual performance against the performance criteria at December 31, 2016, 2015 and 2014. For additional information regarding our performance share units, refer to the “Performance Share Units” section further in this Note.

Stock Options

Stock option awards have an exercise price equal to the closing price of the Company’s common stock on the date the awards are granted. Stock options vest three years from grant based on continuous service and have a ten-year term. The following table summarizes stock option activity for the years ended December 31, 2016, 2015 and 2014.

Stock Option Activity
(Amounts in thousands, except per share data)

	Options	Weighted-Average		Aggregate Intrinsic Value (2)
		Exercise Price	Remaining Contractual Life (1)
2014
Outstanding at beginning of year	4,090	$23.66
Granted	203	27.98
Exercised	(277)	18.59
Forfeited	(15)	18.82
Expired	(123)	34.23
Outstanding at end of year	3,878	$23.94	5.0	$38,174
Exercisable at end of year	2,862	$25.57	3.9	$23,890
2015
Outstanding at beginning of year	3,878	$23.94
Granted	186	35.20
Exercised	(838)	25.10
Forfeited	(27)	20.89
Expired	(8)	37.43
Outstanding at end of year	3,191	$24.28	4.6	$53,716
Exercisable at end of year	2,210	$24.72	3.2	$36,297
2016
Outstanding at beginning of year	3,191	$24.28
Granted	204	34.19
Exercised	(573)	25.56
Forfeited	(8)	29.02
Expired	(54)	46.51
Outstanding at end of year	2,760	$24.30	4.2	$82,500
Exercisable at end of year	2,182	$22.13	3.2	$69,936
Ending vested and expected to vest	2,707	$24.10	4.1	$81,441

(1)	Represents the average contractual life remaining in years.

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

Summary of Stock Options Outstanding and Exercisable
(Number of shares in thousands)

	Outstanding Options			Exercisable Options
Range of Exercise Price	Shares	Weighted-Average		Shares	Weighted- Average Exercise Price
		Remaining Contractual Life (1)	Exercise Price
$6.92 - $15.04	691	4.4	$14.36	691	$14.36
$15.05 - $25.22	484	6.0	18.01	484	18.01
$25.23 - $26.84	527	0.9	26.16	527	26.16
$26.85 - $33.77	529	3.3	30.29	336	31.61
$33.78 - $44.50	529	6.6	35.16	144	36.47
Total	2,760	4.2	$24.30	2,182	$22.13

(1)	Represents the weighted-average contractual life remaining in years.

Stock Option Valuation Assumptions - The fair value of stock options is estimated at the date of grant using a binomial option-pricing model that utilizes the assumptions outlined in the following table.

Stock Option Valuation Assumptions

	Year Ended December 31,
	2016	2015	2014
Expected life of the option (in years)	6.9 - 7.0	6.5	6.0
Expected stock volatility	43.4 - 46.2%	42.4 - 43.3%	43.3 - 44.3%
Risk-free interest rate	1.7 - 1.8%	1.9%	1.8 - 2.1%
Expected dividend yield	0.1%	0.1%	0.1%
Weighted-average fair value of options at their grant date	$16.48	$15.86	$12.20

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

Other Stock Option Information
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Total intrinsic value of stock options exercised	$11,440	$11,386	$3,204
Cash received from stock options exercised	$14,650	$20,938	$5,149
Income tax benefit realized from stock options exercised (1)	$4,372	$4,307	$1,217

(1)	Amounts may be more or less than deferred tax benefit recorded during vesting period.

Restricted Stock and Restricted Unit Awards

We issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to voting rights. Dividends are accrued and paid out at the same time the underlying shares are settled. The transfer restrictions generally lapse over a three year period and are contingent upon continued employment. We also issue restricted stock units which settle in common stock when restrictions lapse which generally coincides with the vest date for most awards, however certain awards have a delayed settlement date. Restricted stock units are issued on similar terms as restricted common stock (with the exception of non-employee directors whose restrictions lapse in equal quarterly installments over a one-year period) and have the right to receive dividend equivalents at settlement, but no voting rights. The fair value of restricted stock and units is based on our closing stock price on the date of grant. For certain restricted stock unit awards with delayed settlement, a discount for lack of marketability (“DLOM”) was applied to the grant date fair value. The weighted-average DLOM applied to awards granted was 28% in 2016, 27% in 2015 and 24% in 2014. The following table summarizes our restricted stock and unit activity for the years ended December 31, 2016, 2015 and 2014.

Restricted Stock and Unit Awards Activity
(Number of shares/units in thousands)

	Year Ended December 31,
	2016		2015		2014
	Number of Shares/ Units	Weighted-Average Grant Date Fair Value (1)	Number of Shares/ Units	Weighted-Average Grant Date Fair Value (1)	Number of Shares/ Units	Weighted-Average Grant Date Fair Value (1)
Nonvested restricted stock and unit awards at beginning of year	871	$27.61	1,093	$20.18	1,268	$15.76
Granted	457	32.35	416	33.52	431	27.15
Vested	(486)	24.48	(610)	18.33	(577)	15.62
Forfeited	(10)	32.94	(28)	27.55	(29)	21.51
Nonvested restricted stock and unit awards at end of year	832	$31.99	871	$27.61	1,093	$20.18
Vested, but not issued at end of year (2)	271	$17.66	213	$16.46	164	$16.56

(1)	Includes the effect of the DLOM.

(2)	Represents restricted stock units with a delayed settlement date.

Other Restricted Stock and Unit Award Information
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Total fair value of vested/released restricted stock and units	$15,731	$19,613	$16,135
Current income tax benefit realized from vesting/release of restricted stock and unit awards (1)	$6,018	$7,297	$6,036

(1)	Amount may be more or less than deferred tax benefit recorded during vesting period.

Performance Share Units

Performance share units (“PSUs”) are a component of our executive compensation program which entitles recipients to receive the underlying shares of common stock subject to continued service and the Company’s achievement of specified performance criteria over a three-year period including a relative total shareholder return (“TSR”) multiplier. PSUs are granted at a target number of shares and based on the Company’s performance, the number of shares that vest can be adjusted downward to zero and upward to a maximum of 200%, based on relative TSR against an index of 50 banks over the same three-year period as the performance criteria. The PSUs vest in the quarter following the end of the performance period, after review and certification of the achievement of the specified performance criteria by the Company’s Compensation Committee of the Board of Directors. The PSUs will be settled and converted to shares of common stock two years after vesting, subject to recoupment under certain circumstances. Holders of PSUs are not entitled to vote or receive cash dividends until settlement, but do accrue a dividend equivalent at the same rate as dividend payments to stockholders from grant date until settlement and to be paid out at that time based on actual shares converted to common stock. The fair value of PSUs is based on our closing stock price on the date of grant, adjusted to reflect any market conditions and is net of a DLOM due to the delayed settlement provisions. The following table summarizes our performance share unit activity for the years ended December 31, 2016, 2015 and 2014.

Performance Share Units Activity (1)
(Number of shares/units in thousands)

	Year Ended December 31,
	2016		2015		2014
	Number of Shares/ Units	Weighted-Average Grant Date Fair Value (2)	Number of Shares/ Units	Weighted-Average Grant Date Fair Value (2)	Number of Shares/ Units	Weighted-Average Grant Date Fair Value (2)
Nonvested performance share unit awards at beginning of year	241	$25.50	150	$22.19	54	$15.44
Granted (3)	123	28.71	93	30.84	99	26.00
Vested (3)	(81)	15.44	—	—	—	—
Forfeited	(1)	30.84	(2)	26.00	(3)	26.00
Nonvested performance share unit awards at end of year	282	$29.77	241	$25.50	$150	$22.19
Vested, but not issued at end of year (4)	81	$15.44	—	$—	$—	$—

(1)	Presented at target level of performance.

(2)	Includes the effect of a 20% DLOM on awards granted in each 2016, 2015 and 2014.

(3)	2016 includes adjustments for achieving specific performance goals for PSUs granted in 2013.

(4)	Represents PSUs with a delayed settlement date.

Savings and Retirement Plan

The Company has a defined contribution retirement plan, The PrivateBancorp, Inc. Savings, Retirement and Employee Stock Ownership Plan (the “KSOP”), which allows employees to make contributions up to 75% of compensation on a pre-tax basis and/or after-tax basis through salary deferrals under Section 401(k) of the Internal Revenue Code. At the employees’ direction, employee contributions are invested among a variety of investment alternatives, including pooled-separate accounts maintained by an insurance carrier, mutual funds of registered investment companies and Company common stock. For employees who have met a 1 year service requirement and make voluntary contributions to the KSOP, we contribute an amount equal to $0.50 for each dollar contributed up to 6% of an employee’s compensation (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). The Company’s matching contribution vests in increments of 20% annually for each year in which 1,000 hours are worked. The KSOP also allows for a discretionary company contribution. Although no such contribution was made for 2016, 2015 or 2014, the discretionary component vests in increments of 20% annually over a period of 5 years based on the employee’s years of service.

KSOP Plan Information
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Company matching contribution	$3,397	$2,946	$2,509
Number of Company shares held in KSOP	309	363	373
Fair value of Company shares held by KSOP	$16,772	$14,892	$12,472
Dividends received on Company shares	$14	$15	$16
Fair value of participant-directed investments in KSOP (1)	$117,599	$96,279	$85,301

(1)	Amounts reported include the fair value of Company shares held by KSOP disclosed above.

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan (the “Plan”) which allows eligible participants to defer the receipt of cash compensation or non-employee director fees otherwise payable to them. The purpose of the Plan is to further our ability to attract and retain high quality executives and non-employee directors. Employees who participate in the Plan may elect to defer up to 50% of annual base salary and 100% of annual bonus amounts not subject to a mandatory deferral and directors may elect to defer up to 100% of his or her cash portion of director’s fees earned and paid during the Plan year. Participants elect at the time amounts that are deferred whether such deferral amounts will be credited with “earnings” as if they were invested in either a fixed income account with interest credited based on our prime rate (not to exceed 120% of the applicable federal long-term rate) on the cash value of the funds deposited, or in deferred stock units (“DSUs”) in Company stock with earnings credited in the form of dividends equivalent to that paid to our common stockholders. Except for an “earnings” credit on the deferred amounts, we do not provide any contributions or credits to participants under the Plan. At December 31, 2016 and 2015, there were 145,271 and 133,481 DSUs, respectively, in the Plan. At the time of distribution, amounts credited in DSUs are paid in shares of our common stock while amounts credited in the fixed income account are paid in cash. All elections and payments under the Plan are subject to compliance with requirements of Section 409A of the Internal Revenue Code which may limit elections and require delay in payment of benefits in certain circumstances.

16. REGULATORY AND CAPITAL MATTERS

The Company and the Bank are subject to various regulatory requirements that impose requirements or restrictions on cash reserves, loans or advances, and dividends. The Bank is required to maintain reserves against deposits. Reserves are held either in the form of vault cash or noninterest-bearing balances maintained with the FRB and are based on the average daily balances and statutory reserve ratios prescribed by the type of deposit account. Reserve balances required to be maintained at the FRB were $257.5 million and $199.4 million at December 31, 2016 and 2015, respectively.

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

Various state banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank and the payment of such dividends is contingent upon a number of factors including the Bank’s ability to meet applicable regulatory capital requirements, the strength of the Bank’s balance sheet, the Bank’s profitability and earnings and the Bank’s ability to satisfy its obligations and support any projected growth. During 2016 and 2015, the Bank paid no dividends to the Parent Company. As of December 31, 2016, the Bank had the capacity under banking regulation to pay dividends of $967.3 million, subject to the Company’s internal capital policy.

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

As of December 31, 2016, the Company’s and the Bank’s capital position was in excess of all minimum regulatory capital adequacy requirements to which they are subject. As of December 31, 2016, the most recent regulatory notification classified the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification for this purpose. Failure to meet minimum capital requirements could result in certain mandatory, and possible discretionary, actions by regulators which, if undertaken, could have a material effect on our consolidated financial statements.

The following table presents information about our capital measures and the related regulatory capital guidelines.

Capital Measurements
(Amounts in thousands)

	Actual		FRB Guidelines for Minimum Regulatory Capital		Regulatory Minimum For “Well-Capitalized” under FDICIA
	Capital	Ratio	Capital	Ratio	Capital	Ratio
As of December 31, 2016
Regulatory capital ratios:
Total risk-based capital:
Consolidated	$2,326,611	12.49%	$1,606,652	8.625%	n/a	n/a
The PrivateBank	2,264,752	12.17	n/a	n/a	$1,861,353	10.00%
Tier 1 risk-based capital:
Consolidated	1,998,280	10.73	1,234,095	6.625	n/a	n/a
The PrivateBank	2,057,081	11.05	n/a	n/a	1,489,082	8.00
Tier 1 leverage:
Consolidated	1,998,280	10.28	777,777	4.000	n/a	n/a
The PrivateBank	2,057,081	10.59	n/a	n/a	971,400	5.00
Common equity Tier 1:
Consolidated	1,830,630	9.83	954,677	5.125	n/a	n/a
The PrivateBank	2,057,081	11.05	n/a	n/a	1,209,879	6.50

As of December 31, 2015
Regulatory capital ratios:
Total risk-based capital:
Consolidated	$2,066,766	12.37%	$1,336,240	8.00%	n/a	n/a
The PrivateBank	1,985,535	11.91	n/a	n/a	$1,667,746	10.00%
Tier 1 risk-based capital:
Consolidated	1,763,559	10.56	1,002,180	6.00	n/a	n/a
The PrivateBank	1,807,328	10.84	n/a	n/a	1,334,197	8.00
Tier 1 leverage:
Consolidated	1,763,559	10.35	681,670	4.00	n/a	n/a
The PrivateBank	1,807,328	10.62	n/a	n/a	850,746	5.00
Common equity Tier 1:
Consolidated	1,593,780	9.54	751,635	4.50	n/a	n/a
The PrivateBank	1,807,337	10.84	n/a	n/a	1,084,035	6.50

n/a	Not applicable.

17. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce both interest rate risk (relating to mortgage loan commitments and planned sales of loans) and foreign currency risk (relating to certain loans denominated in currencies other than the U.S dollar). We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the client-related and other end-user derivatives, noted in the table below, were designated as hedging instruments for accounting purposes at December 31, 2016 and 2015.

Notional Amounts and Fair Value of Derivative Instruments
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	$350,000	$1,873	$675,000	$5,366	$—	$—	$125,000	$799
Derivatives not designated as hedging instruments:
Client-related derivatives:
Interest rate contracts	$4,490,888	$31,871	$3,933,977	$41,734	$4,490,888	$32,058	$3,933,977	$43,001
Foreign exchange contracts	126,447	6,579	155,914	5,008	124,598	5,901	127,664	4,274
Risk participation agreements (1)	61,001	10	84,216	6	93,561	11	111,269	27
Total client-related derivatives		$38,460		$46,748		$37,970		$47,302
Other end-user derivatives:
Foreign exchange contracts	$19,155	$1,518	$28,058	$220	$29,943	$201	$4,486	$3
Mortgage banking derivatives		1,033		519		350		181
Warrants		263		—		—		—
Total other end-user derivatives		$2,814		$739		$551		$184
Total derivatives not designated as hedging instruments		$41,274		$47,487		$38,521		$47,486
Netting adjustments (2)		(15,182)		(12,238)		(20,399)		(30,056)
Total derivatives		$27,965		$40,615		$18,122		$18,229

(1)	The remaining average notional amounts are shown for risk participation agreements.

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

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered either allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All such requirements were met at December 31, 2016 and December 31, 2015. The fair value of the derivatives with credit contingency features in a net liability position at December 31, 2016 totaled $2.1 million and $1.0 million of collateral was posted for these transactions. If the credit risk contingency features were triggered at December 31, 2016, no additional collateral would be required to be posted to derivative counterparties and $2.1 million in outstanding derivative instruments would be immediately settled.

Derivatives Designated in Hedge Relationships

We use interest rate derivatives to hedge variability in forecasted interest cash flows in our loan portfolio which is comprised primarily of floating-rate loans. These derivatives are designated as cash flow hedges. The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash Flow Hedges – Under our cash flow hedging program we enter into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loan cash flows to fixed-rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the consolidated statements of income. During the year ended December 31, 2016, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of December 31, 2016, the maximum length of time over which forecasted interest cash flows are hedged is approximately four years. As of December 31, 2016, $2.3 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2016. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

During the year ended December 31, 2016, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur. Refer to Note 12 for additional information regarding the changes in AOCI related to the interest rate swaps designated as cash flow hedges.

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

Risk Participation Agreements
(Dollars in thousands)

	December 31,
	2016	2015
Fair value of written RPAs	$11	$27
Range of remaining terms to maturity (in years)	Less than 1 to 5	Less than 1 to 5
Range of assigned internal risk ratings	2 to 7	2 to 7
Maximum potential amount of future undiscounted payments	$4,107	$3,937
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	65%	43%

Other End-User Derivatives – We use forward commitments to sell to-be-announced securities and other commitments to sell residential mortgage loans at specified prices to economically hedge the change in fair value of customer interest rate lock commitments and residential mortgage loans held-for-sale. The forward commitments to sell and the interest rate lock commitments are considered derivatives. At December 31, 2016, the par value of our residential mortgage loans held-for-sale totaled $25.4 million, the notional value of our interest rate lock commitments totaled $37.4 million, and the notional value of our forward commitments to sell totaled $85.9 million.

We are also exposed at times to foreign exchange risk as a result of originating loans in which the principal and interest are settled in a currency other than U.S. dollars. As of December 31, 2016, our exposure was to the Euro, Canadian dollar, Danish kroner, British pound and Australian dollar on $38.4 million of loans. We manage this risk using forward currency derivatives.

Additionally, in connection with certain negotiated credit facilities, we receive warrants to acquire stock in privately-held client companies and are considered derivatives under current accounting standards. As of December 31, 2016, warrants totaled $263,000.

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Location in Consolidated Statements of Income	Year Ended December 31,
		2016	2015	2014
Gain (loss) on client-related derivatives:
Interest rate contracts	Capital markets income	$17,952	$9,974	$10,634
Foreign exchange contracts	Capital markets income	7,351	8,327	7,068
Risk participation agreements	Capital markets income	20	229	345
Total client-related derivatives		25,323	18,530	18,047
Gain (loss) on end-user derivatives:
Foreign exchange derivatives	Other income, service and charges income	4,280	1,907	1,402
Mortgage banking derivatives	Mortgage banking income	(82)	264	(253)
Warrants	Other income, service and charges income	64	—	—
Total end-user derivatives		4,262	2,171	1,149
Total gain recognized on derivatives not designated in hedging relationship		$29,585	$20,701	$19,196

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

Derivative contracts may require us to provide or receive cash or financial instrument collateral. Collateral associated with derivative assets and liabilities subject to enforceable master netting agreements with the same counterparty is posted on a net basis. We have pledged cash or financial collateral in accordance with each counterparty’s collateral posting requirements for all of the Company’s derivative assets and liabilities in a net liability position as of December 31, 2016 and 2015. Certain collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that we are only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts.

As of December 31, 2016 and 2015, $5.2 million and $17.8 million of cash collateral pledged, respectively, was netted with the related financial liabilities on the consolidated statement of financial condition. To the extent not netted against fair values under a master netting agreement, the excess collateral received or pledged is included in other short-term borrowings or other investments, respectively. There was no excess cash collateral pledged at December 31, 2016 and 2015. Any securities pledged to counterparties as financial instrument collateral remain on the consolidated statements of financial condition as long as we do not default.

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

Offsetting of Financial Assets and Liabilities
(Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of December 31, 2016
Financial assets:
Derivatives (1):
Interest rate contracts	$33,744	$(11,828)	$21,916	$(2,424)	$—	$19,492
Foreign exchange contracts	6,296	(3,321)	2,975	—	—	2,975
Risk participation agreements	10	—	10	—	—	10
Mortgage banking derivatives	449	(33)	416	—	—	416
Total derivatives subject to a master netting agreement	40,499	(15,182)	25,317	(2,424)	—	22,893
Total derivatives not subject to a master netting agreement	2,648	—	2,648	—	—	2,648
Total derivatives	$43,147	$(15,182)	$27,965	$(2,424)	$—	$25,541
Financial liabilities:
Derivatives (1):
Interest rate contracts	$32,058	$(18,719)	$13,339	$(1,229)	$—	$12,110
Foreign exchange contracts	2,983	(1,647)	1,336	(123)	—	1,213
Risk participation agreements	11	—	11	(1)	—	10
Mortgage banking derivatives	33	(33)	—	—	—	—
Total derivatives subject to a master netting agreement	35,085	(20,399)	14,686	(1,353)	—	13,333
Total derivatives not subject to a master netting agreement	3,436	—	3,436	—	—	3,436
Total derivatives	$38,521	$(20,399)	$18,122	$(1,353)	$—	$16,769

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents financial instrument and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the financial instrument.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Financial Assets and Liabilities (Continued) (Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of December 31, 2015
Financial assets:
Derivatives (1):
Interest rate contracts	$47,100	$(8,970)	$38,130	$(55)	$—	$38,075
Foreign exchange contracts	4,059	(3,254)	805	(88)	—	717
Risk participation agreements	6	—	6	—	—	6
Mortgage banking derivatives	34	(14)	20	—	—	20
Total derivatives subject to a master netting agreement	51,199	(12,238)	38,961	(143)	—	38,818
Total derivatives not subject to a master netting agreement	1,654	—	1,654	—	—	1,654
Total derivatives	$52,853	$(12,238)	$40,615	$(143)	$—	$40,472
Financial liabilities:
Derivatives (1):
Interest rate contracts	$43,800	$(28,574)	$15,226	$(10,475)	$—	$4,751
Foreign exchange contracts	2,287	(1,458)	829	(570)	—	259
Risk participation agreements	27	(10)	17	(12)	—	5
Mortgage banking derivatives	14	(14)	—	—	—	—
Total derivatives subject to a master netting agreement	46,128	(30,056)	16,072	(11,057)	—	5,015
Total derivatives not subject to a master netting agreement	2,157	—	2,157	—	—	2,157
Total derivatives	$48,285	$(30,056)	$18,229	$(11,057)	$—	$7,172

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents financial instrument and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the financial instrument.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	December 31,
	2016	2015
Commitments to extend credit:
Home equity lines	$14,880	$1,338
Credit card lines	6,314	—
Residential 1-4 family construction	89,787	47,504
Commercial real estate, other construction, and land development	1,387,823	1,321,123
Commercial and industrial	3,889,323	4,191,895
All other commitments	1,052,254	508,096
Total commitments to extend credit	$6,440,381	$6,069,956
Letters of credit:
Financial standby	$330,350	$365,760
Performance standby	39,068	38,264
Commercial letters of credit	3,627	3,999
Total letters of credit	$373,045	$408,023

(1)	Includes covered loan commitments of $9.0 million and $9.7 million as of December 31, 2016 and 2015, respectively.
Commitments to extend credit are agreements to lend funds to, or issue letters of credit for the account of, a client as long as there is no violation of any condition established in the credit agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of unfunded commitments require regulatory capital support, except for unfunded commitments of less than one year that are unconditionally cancellable. Since many of our commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of December 31, 2016, we had a reserve for unfunded commitments of $17.1 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors, including the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the consolidated statements of financial condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the consolidated statements of financial condition, totaled $1.7 million as of December 31, 2016. We amortize these amounts into income over the commitment period. As of December 31, 2016, standby letters of credit had a remaining weighted-average term of approximately 13 months, with remaining actual lives ranging from less than 1 year to 6 years.

Other Commitments

The Company has unfunded commitments to CRA investments and other investment partnerships totaling $45.4 million at December 31, 2016. Of these commitments, $35.9 million related to legally-binding unfunded commitments for tax-credit investments and was included on the consolidated statements of financial condition within other liabilities and included within other assets as part of the carrying value of the investments.

Credit Card Settlement Guarantees

Our third-party corporate credit card provider issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party provider. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party provider to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $21.3 million at December 31, 2016.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of December 31, 2016, we have no recorded contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold in the secondary market have limited recourse provisions. The losses for the years ended December 31, 2016 and 2015 arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

Legal Proceedings

Following the announcement of the proposed transaction with CIBC, three putative class actions were filed on behalf of our public stockholders in the Circuit Court of Cook County, Chicago, Illinois. The three actions have been consolidated and styled In re PrivateBancorp, Inc. Shareholder Litigation, 2016-CH-08949. All of the actions name as defendants the Company and each of its directors individually, and assert that the directors breached their fiduciary duties in connection with the proposed transaction. Two of the complaints are also brought against CIBC and assert that the Company and CIBC aided and abetted the directors’ alleged breaches. The actions broadly allege that the transaction was the result of a flawed process, that the price is unfair, and that certain provisions of the merger agreement might dissuade a potential suitor from making a competing offer, among other things. The plaintiffs subsequently filed an amended complaint, adding a claim alleging breaches of the fiduciary duty of disclosure by the directors. Plaintiffs seek injunctive and other relief, including damages. The plaintiffs in the three actions have agreed in principle not to pursue the actions as a result of the inclusion of certain additional disclosures in the proxy statement for the Company’s special meeting of stockholders. The defendants, including the Company, believe the demands and complaints are without merit and there are substantial legal and factual defenses to the claims asserted, and the proxy statement for the special meeting disclosed all material information prior to the inclusion of the additional disclosures.

As of December 31, 2016, and in the ordinary course of business, there were various other legal proceedings pending against the Company and our subsidiaries that are incidental to our regular business operations. Management does not believe that the outcome of any of these proceedings will have, individually or in the aggregate, a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Residential Real Estate Loans Fair Value Option – Residential real estate loans fair value option represent residential real estate loans that originated as held-for-sale and subsequently transferred to loans held-for-investment. Similar to the mortgage loans held-for-sale, we have elected the fair value option for these loans. These residential real estate loans are measured at fair value as of each reporting date, with changes in fair value recognized through mortgage banking non-interest income. The fair value of these residential real estate loans is determined based on prices obtained for loans with similar characteristics from third-party sources. On a quarterly basis, the Company validates the overall reasonableness of the fair values obtained from third-party sources by comparing prices obtained to prices received from various other pricing sources, and reviewing the reasonableness of prices based on Company knowledge of market liquidity and other market-related conditions. Residential real estate loans fair value option are classified in level 2 of the valuation hierarchy.

Collateral-Dependent Impaired Loans – We do not record loans held-for-investment at fair value on a recurring basis. However, periodically, we record nonrecurring adjustments to reduce the carrying value of certain impaired loans based on fair value measurement. This population of impaired loans includes those for which repayment of the loan is expected to be provided solely by the underlying collateral. We measure the fair value of collateral-dependent impaired loans based on the fair value of the collateral securing these loans less estimated selling costs. A majority of collateral-dependent impaired loans are secured by real estate with the fair value generally determined based upon appraisals performed by a certified or licensed appraiser using a combination of valuation techniques such as sales comparison, income capitalization and cost approach and include inputs such as absorption rates, capitalization rates and comparables. We also consider other factors or recent developments that could result in adjustments to the collateral value estimates indicated in the appraisals. Accordingly, fair value estimates for collateral-dependent impaired loans are classified in level 3 of the valuation hierarchy. The carrying value of all impaired loans and the related specific reserves are disclosed in Note 4.

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

Covered Asset OREO and OREO – Covered asset OREO and OREO generated from our originated book of business are valued on a nonrecurring basis using third-party appraisals of each property and our judgment of other relevant market conditions and are classified in level 3 of the valuation hierarchy. As part of our internal review process, we consider other factors or recent developments that could adjust the valuations indicated in the appraisals or internal reviews. Updated appraisals on both OREO portfolios are typically obtained every twelve months and evaluated internally at least every six months. In addition, both property-specific and market-specific factors as well as collateral type factors are taken into consideration, which may result in obtaining more frequent appraisal updates or internal assessments. Appraisals are conducted by third-party independent appraisers under internal direction and engagement using a combination of valuation techniques such as sales comparison, income capitalization and cost approach and include inputs such as absorption rates, capitalization rate and comparables. Any appraisal with a value in excess of $250,000 is subject to a compliance review. Appraisals received with a value in excess of $1.0 million are subject to a technical review. Appraisals are either reviewed internally by our appraisal department or sent to an outside technical firm if appropriate. Both levels of review involve a scope appropriate for the complexity and risk associated with the OREO. To validate the reasonableness of the appraisals obtained, the Company compares the appraised value to the actual sales price of properties sold and analyzes the reasons why a property may be sold for less than its appraised value. Accordingly, these fair value estimates are classified in level 3 of the valuation hierarchy.

Derivative Assets and Derivative Liabilities – Derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. For derivative counterparties, we measure nonperformance risk on the basis of our net exposure to the counterparty. The fair value of derivative assets and liabilities is determined based on prices obtained from third-party advisors using standardized industry models, or based on quoted market prices obtained from external pricing services. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of derivative assets and liabilities are primarily based on observable inputs and are classified in level 2 of the valuation hierarchy, with the exception of certain client-related derivatives, RPAs, and interest rate lock commitments and warrants, as discussed below. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third-party advisors, including evaluating inputs and methodologies used by the third-party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company’s knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from third parties based on our validation procedures, during the years ended December 31, 2016 and 2015, we did not alter the fair values ultimately provided by the third-party advisors.

Level 3 derivatives include RPAs, derivatives associated with clients whose loans are risk-rated 6 or higher (“watch list derivative”), interest rate lock commitments and warrants. Refer to “Credit Quality Indicators” in Note 4 for further discussion of risk ratings.

For the level 3 RPAs and watch list derivatives, the Company obtains prices from third-party advisors, consistent with the valuation processes employed for the Company’s derivatives classified in level 2 of the fair value hierarchy, and then applies loss factors to adjust the prices obtained from third-party advisors. The significant unobservable inputs that are employed in the valuation process for the RPAs and watch list derivatives that cause these derivatives to be classified in level 3 of the fair value hierarchy are the historic loss factors specific to the particular industry segment and risk rating category. The loss factors are updated quarterly and are derived and aligned with the loss factors utilized in the calculation of the Company’s general reserve component of the allowance for loan losses. Changes in the fair value measurement of RPAs and watch list derivatives are largely due to changes in the fair value of the derivative, risk rating adjustments and fluctuations in the pertinent historic average loss rate.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at December 31, 2016 and 2015 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	December 31, 2016				December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for-sale:
U.S. Treasury	$542,295	$—	$—	$542,295	$321,651	$—	$—	$321,651
U.S. Agencies	—	45,940	—	45,940	—	46,098	—	46,098
Collateralized mortgage obligations	—	75,345	—	75,345	—	99,972	—	99,972
Residential mortgage-backed securities	—	886,550	—	886,550	—	829,855	—	829,855
State and municipal securities	—	463,395	—	463,395	—	467,160	630	467,790
Total securities available-for-sale	542,295	1,471,230	—	2,013,525	321,651	1,443,085	630	1,765,366
Mortgage loans held-for-sale	—	24,934	—	24,934	—	35,704	—	35,704
Residential real estate loans (1)	—	1,029	—	1,029	—	—	—	—
Derivative assets:
Interest rate contract derivatives designated as hedging instruments	—	1,873	—	1,873	—	5,366	—	5,366
Client-related derivatives	—	37,612	848	38,460	—	46,342	406	46,748
Other end-user derivatives	—	1,967	847	2,814	—	254	485	739
Netting adjustments	—	(15,182)	—	(15,182)	—	(12,167)	(71)	(12,238)
Total derivative assets	—	26,270	1,695	27,965	—	39,795	820	40,615
Total assets	$542,295	$1,523,463	$1,695	$2,067,453	$321,651	$1,518,584	$1,450	$1,841,685
Liabilities:
Derivative liabilities:
Interest rate contract derivatives designated as hedging instruments	$—	$—	$—	$—	$—	$799	$—	$799
Client-related derivatives	—	37,959	11	37,970	—	47,204	98	47,302
Other end-user derivatives	—	234	317	551	—	17	167	184
Netting adjustments	—	(20,399)	—	(20,399)	—	(29,974)	(82)	(30,056)
Total derivative liabilities	$—	$17,794	$328	$18,122	$—	$18,046	$183	$18,229

(1)	Represents loans accounted for under the fair value option.

If a change in valuation techniques, input assumptions or market observability/liquidity for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2015 and December 31, 2016.

There have been no other changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2015 to December 31, 2016.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
(Amounts in thousands)

	December 31, 2016			December 31, 2015
	Available- for-Sale Securities	Derivative Assets	Derivative (Liabilities)	Available- for-Sale Securities	Derivative Assets	Derivative (Liabilities)
Balance at beginning of year	$630	$891	$(265)	$—	$2,198	$(1,477)
Total gains (losses):
Included in earnings (2)	30	621	(641)	—	(306)	226
Purchases, issuances, sales and settlements:
Issuances	—	2,310	—	—	1,198	—
Settlements	(660)	(3,014)	501	(341)	(2,261)	687
Transfers into Level 3 (out of Level 2) (3)	—	1,228	—	971	1,456	(160)
Transfers out of Level 3 (into Level 2) (3)	—	(341)	77	—	(1,394)	459
Balance at end of year	$—	$1,695	$(328)	$630	$891	$(265)
Change in unrealized gains (losses) in earnings relating to assets and liabilities still held at end of year	$—	$89	$(8)	$(341)	$445	$240

(1)	Fair value is presented prior to giving effect to netting adjustments.

(2)	Amounts disclosed in this line are included in the consolidated statements of income as capital markets products income for derivatives and mortgage banking income for interest rate lock commitments.

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
(Amounts in thousands)

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference (1)
As of December 31, 2016
Mortgage loans held-for-sale	$24,934	$25,424	$(490)
Residential real estate loans fair value option	1,029	991	38
As of December 31, 2015
Mortgage loans held-for-sale	$35,704	$36,005	$(301)

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of December 31, 2016 and 2015, none of the mortgage loans held-for-sale were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the year ended December 31, 2016 were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the years ended December 31, 2016 and 2015 and still held at December 31, 2016 and 2015, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Net (Gains) Losses
	December 31,		For the Year Ended
	2016	2015	2016	2015
Collateral-dependent impaired loans (1)	$25,885	$21,082	$(10,169)	$(491)
OREO (2)	10,165	3,202	2,326	961
Total	$36,050	$24,284	$(7,843)	$470

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

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2015 to December 31, 2016.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at December 31, 2016		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$838		Discounted cash flow	Loss factors	12.5% to 29.4%	22.4%
RPAs	(1)	(1)	Discounted cash flow	Loss factors	0.1% to 23.9%	1.8%
Interest rate lock commitments	(744)		Discounted cash flow	Pull-through rate	72.2% to 100.0%	82.6%
Collateral-dependent impaired loans	25,885		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-79.2% to 22.6%	-45.5%
OREO	10,165		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-0.5% to -83.3%	-18.4%
Warrants	263		Black-Scholes option pricing model	Estimated stock price	$0.59 to $13.97	$9.13
				Remaining life assumption	9 to 10 years	9.2 years
				Volatility	27.0% to 64.0%	52.1%

(1)	Represents fair value of underlying swap.

The significant unobservable inputs used in the fair value measurement of the watch list derivatives and RPAs are the historic loss factors. An increase (decrease) in the pertinent loss factor would result in a lower (higher) fair value measurement.

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

Other loans held-for-sale - Included in loans held-for-sale at December 31, 2016 and 2015 are $78.4 million and $73.1 million, respectively, of loans carried at the lower of aggregate cost or fair value. Fair value estimates are based on the actual agreed upon price in the agreement.

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

Financial Instruments
(Amounts in thousands)

	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
As of December 31, 2016
Financial Assets:
Cash and due from banks	$161,168	$161,168	$161,168	$—	$—
Federal funds sold and interest-bearing deposits in banks	587,563	587,563	—	587,563	—
Loans held-for-sale	103,284	103,284	—	103,284	—
Securities available-for-sale	2,013,525	2,013,525	542,295	1,471,230	—
Securities held-to-maturity	1,738,123	1,714,770	—	1,714,770	—
FHLB stock	54,163	54,163	—	54,163	—
Loans, net of allowance for loan losses and unearned fees	14,870,476	14,805,811	—	1,029	14,804,782
Covered assets, net of allowance for covered loan losses	17,297	21,928	—	—	21,928
Accrued interest receivable	57,986	57,986	—	—	57,986
Investment in BOLI	58,115	58,115	—	—	58,115
Derivative assets	27,965	27,965	—	26,270	1,695
Community reinvestment investments	7,060	8,522	—	8,522	—
Financial Liabilities:
Deposits	$16,065,229	$16,060,784	$—	$13,724,218	$2,336,566
Short-term borrowings	1,544,746	1,544,128	—	1,539,384	4,744
Long-term debt	338,310	319,199	197,599	52,770	68,830
Accrued interest payable	9,063	9,063	—	—	9,063
Derivative liabilities	18,122	18,122	—	17,794	328

As of December 31, 2015
Financial Assets:
Cash and due from banks	$145,147	$145,147	$145,147	$—	$—
Federal funds sold and interest-bearing deposits in banks	238,511	238,511	—	238,511	—
Loans held-for-sale	108,798	108,798	—	108,798	—
Securities available-for-sale	1,765,366	1,765,366	321,651	1,443,085	630
Securities held-to-maturity	1,355,283	1,351,241	—	1,351,241	—
FHLB stock	26,613	26,613	—	26,613	—
Loans, net of allowance for loan losses and unearned fees	13,105,739	12,929,340	—	—	12,929,340
Covered assets, net of allowance for covered loan losses	21,242	26,758	—	—	26,758
Accrued interest receivable	45,482	45,482	—	—	45,482
Investment in BOLI	56,653	56,653	—	—	56,653
Derivative assets	40,615	40,615	—	39,795	820
Community reinvestment investments	15,602	15,812	—	15,812	—
Financial Liabilities:
Deposits	$14,345,592	$14,348,272	$—	$12,155,516	$2,192,756
Short-term borrowings	372,467	372,451	—	370,244	2,207
Long-term debt	688,215	669,210	207,750	398,146	63,314
Accrued interest payable	7,080	7,080	—	—	7,080
Derivatives liabilities	18,229	18,229	—	18,046	183

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

Operating Segments Performance
(Amounts in thousands)

	Banking	Asset Management	Holding Company and Other Adjustments (1)	Consolidated
Year Ended December 31,
2016
Net interest income (expense)	$600,956	$4,408	$(22,938)	$582,426
Provision for loan and covered loan losses	33,710	—	—	33,710
Non-interest income	127,787	19,897	74	147,758
Non-interest expense	336,982	17,406	18,085	372,473
Income (loss) before income taxes	358,051	6,899	(40,949)	324,001
Income tax provision (benefit)	129,201	2,656	(16,213)	115,644
Net income (loss)	$228,850	$4,243	$(24,736)	$208,357
Assets	$17,893,329	$—	$2,160,444	$20,053,773
Total loans	15,056,241	—	—	15,056,241
Deposits	16,118,043	—	(52,814)	16,065,229
2015
Net interest income (expense)	$532,497	$4,315	$(22,397)	$514,415
Provision for loan and covered loan losses	14,790	—	—	14,790
Non-interest income	111,961	17,989	62	130,012
Non-interest expense	304,991	17,030	11,216	333,237
Income (loss) before income taxes	324,677	5,274	(33,551)	296,400
Income tax provision (benefit)	121,784	2,041	(12,736)	111,089
Net income (loss)	$202,893	$3,233	$(20,815)	$185,311
Assets	$15,321,374	$—	$1,931,474	$17,252,848
Total loans	13,266,475	—	—	13,266,475
Deposits	14,407,127	—	(61,535)	14,345,592

Operating Segments Performance (Continued)
(Amounts in thousands)

	Banking	Asset Management	Holding Company and Other Adjustments (1)	Consolidated
Year Ended December 31,
2014
Net interest income (expense)	$481,084	$3,363	$(29,710)	$454,737
Provision for loan and covered loan losses	12,044	—	—	12,044
Non-interest income	100,259	17,271	60	117,590
Non-interest expense	284,726	16,554	10,796	312,076
Income (loss) before income taxes	284,573	4,080	(40,446)	248,207
Income tax provision (benefit)	109,088	1,606	(15,566)	95,128
Net income (loss)	$175,485	$2,474	$(24,880)	$153,079
Assets	$13,882,805	$—	$1,713,919	$15,596,724
Total loans	11,892,219	—	—	11,892,219
Deposits, excluding deposits held-for-sale	13,150,600	—	(60,632)	13,089,968

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

22. VARIABLE INTEREST ENTITIES

The Company is required to consolidate VIEs in which it has a controlling financial interest. The following table summarizes the carrying amounts of the consolidated VIEs’ assets included in the Company’s statements of financial condition as adjusted for intercompany eliminations at December 31, 2016. At December 31, 2015, the Company did not have any VIEs that were consolidated in our financial statements.

Consolidated VIEs
(Amounts in thousands)

December 31, 2016
Assets:
Loans	$17,774
Accrued interest receivable	66
Total assets	$17,840

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

The table below presents our interests in VIEs that are not consolidated in our financial statements at December 31, 2016 and 2015.

Nonconsolidated VIEs
(Amounts in thousands)

	December 31, 2016		December 31, 2015
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances (1)	$167,651	$—	$167,609	$—
Community reinvestment investments and loans (2)	55,560	64,668	44,894	48,065
Restructured loans to commercial clients (2):
Outstanding loan balance	102,709	116,134	47,178	56,854
Related derivative asset	74	74	81	81
Warrants	35	35	—	—
Total	$326,029	$180,911	$259,762	$105,000

(1)	Net of deferred financing costs of $2.1 million and $2.2 million at December 31, 2016 and 2015 respectively.

(2)	Excludes personal loans and loans to non-for-profit entities.

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

CRA investments and loans – We hold certain investments and loans that make investments to further our CRA initiatives. CRA investments are included within other assets and loans are included within loans in our consolidated statements of financial condition. Certain of these investments and loans meet the definition of a VIE, but the Company is not the primary beneficiary as we are a limited investor and do not have the power to direct their investment activities. Accordingly, we will continue to account for our interests in these investments and loans on an unconsolidated basis. Our maximum exposure to loss is limited to the carrying amount plus additional required future capital contributions.

A portion of our CRA investments are investments in limited liability entities that invest in affordable housing projects that qualify for low-income housing tax credits. These investments entitle the Company to tax credits through 2029. Any new investments in qualified affordable housing projects entered into on or after January 1, 2014, that meet certain conditions are accounted for using the proportional amortization method. Prior to January 1, 2014, the Company accounted for all of its investments in qualified affordable housing projects using the effective yield method and has elected to continue accounting for preexisting tax credit investments using the effective yield method as permitted under the accounting standards.

The carrying value of the Company’s tax credit investments in affordable housing projects totaled $42.9 million and $27.0 million as of December 31, 2016 and 2015, respectively. Commitments to provide future capital contributions totaling $35.9 million as of December 31, 2016, are expected to be paid through 2031. These investments are reviewed periodically for impairment. No impairment losses were recorded for the years ended December 31, 2016 and 2015. The following table summarizes the impact on the consolidated statement of income for the periods presented.

Affordable Housing Tax Credit Investments
(Amounts in thousands)

	Year Ended December 31,
	2016	2015
Tax credits	$1,546	$649
Tax benefits from operating losses	811	245
Amortization of principal investment	$1,889	$655

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

Statements of Financial Condition
(Parent Company only)
(Amounts in thousands)

	December 31,
	2016	2015
Assets
Cash and interest-bearing deposits	$52,814	$61,535
Investment in and advances to subsidiaries	2,149,164	1,915,546
Other assets	13,528	15,928
Total assets	$2,215,506	$1,993,009
Liabilities and Equity
Long-term debt	$288,310	$288,215
Accrued expenses and other liabilities	7,521	5,843
Equity	1,919,675	1,698,951
Total liabilities and equity	$2,215,506	$1,993,009

Statements of Income
(Parent Company only)
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Income
Dividends from subsidiaries	$—	$—	$100,000
Interest income	2	3	3
Securities transactions and other income	262	249	60
Total income	264	252	100,063
Expenses
Interest expense	18,530	18,082	26,348
Salaries and employee benefits	5,696	5,372	5,672
Other expenses	12,577	6,026	5,123
Total expenses	36,803	29,480	37,143
(Loss) income before income taxes and equity in undistributed income of subsidiaries	(36,539)	(29,228)	62,920
Income tax benefit	14,515	11,065	14,242
(Loss) income before undistributed income of subsidiaries	(22,024)	(18,163)	77,162
Equity in undistributed income of subsidiaries	230,381	203,474	75,917
Net income available to common stockholders	$208,357	$185,311	$153,079

Statements of Cash Flows
(Parent Company only)
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income	$208,357	$185,311	$153,079
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income from subsidiaries	(230,381)	(203,474)	(75,917)
Share-based compensation expense	1,859	1,744	2,072
Depreciation of premises, furniture and equipment	43	43	43
Excess tax benefit from exercise of stock options and vesting of restricted shares	(742)	(1,388)	(1,147)
Net decrease in other assets	3,099	3,937	877
Net increase (decrease) in other liabilities	1,726	1,152	2,398
Net cash (used in) provided by operating activities	(16,039)	(12,675)	81,405
Investing Activities	—	—	—
Financing Activities
Repayment of long-term debt	—	—	(75,005)
Stock repurchased in connection with benefit plans	(4,765)	(5,982)	(5,330)
Cash dividends paid	(3,194)	(3,151)	(3,125)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	15,277	21,323	5,598
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	1,388	1,147
Net cash provided by (used in) financing activities	7,318	13,578	(76,715)
Net (decrease) increase in cash and cash equivalents	(8,721)	903	4,690
Cash and cash equivalents at beginning of year	61,535	60,632	55,942
Cash and cash equivalents at end of year	$52,814	$61,535	$60,632

24. QUARTERLY EARNINGS PERFORMANCE (UNAUDITED)

Quarterly Earnings Performance (1)
(Dollars in thousands, except per share data)

	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$177,912	$166,883	$162,123	$158,100	$154,243	$148,119	$141,477	$138,373
Interest expense	22,531	21,373	20,106	18,582	17,652	16,910	16,855	16,380
Net interest income	155,381	145,510	142,017	139,518	136,591	131,209	124,622	121,993
Provision for loan and covered loan losses	6,048	15,691	5,569	6,402	2,831	4,197	2,116	5,646
Fee revenue	39,412	37,614	36,550	33,071	32,619	30,529	33,060	32,982
Net securities gains (losses)	—	—	580	531	29	260	(1)	534
Non-interest expense	95,844	91,920	94,216	90,493	83,020	85,175	81,897	83,145
Income before income taxes	92,901	75,513	79,362	76,225	83,388	72,626	73,668	66,718
Income tax provision	33,353	26,621	28,997	26,673	31,251	27,358	27,246	25,234
Net income	$59,548	$48,892	$50,365	$49,552	$52,137	$45,268	$46,422	$41,484

Basic earnings per share	$0.75	$0.61	$0.63	$0.63	$0.66	$0.58	$0.59	$0.53
Diluted earnings per share	$0.73	$0.60	$0.62	$0.62	$0.65	$0.57	$0.58	$0.52
Return on average common equity	12.40%	10.40%	11.20%	11.40%	12.29%	11.05%	11.85%	11.05%
Return on average assets	1.21%	1.04%	1.14%	1.15%	1.21%	1.09%	1.15%	1.07%
Net interest margin – tax-equivalent	3.23%	3.18%	3.28%	3.30%	3.25%	3.23%	3.17%	3.21%

(1)	All ratios are presented on an annualized basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 was effective based on the specified criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. That report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2016, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PrivateBancorp, Inc.

We have audited PrivateBancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016, of the Company and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 28, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information regarding our executive officers is included under “Executive Officers” in Item 1 of this Form 10-K and the information included therein is incorporated herein by reference.

All other information required to be disclosed pursuant to this item shall be included in an amendment to this report filed with the SEC on Form 10-K/A not later than 120 days after December 31, 2016 or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed pursuant to this item shall be included in an amendment to this report filed with the SEC on Form 10-K/A not later than 120 days after December 31, 2016 or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management required to be disclosed pursuant to this item shall be included in an amendment to this report filed with the SEC on Form 10-K/A not later than 120 days after December 31, 2016 or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2016, relating to our equity compensation plans pursuant to which equity awards are authorized for issuance. Refer to Note 15 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K for additional information regarding our equity compensation plans.

	Equity Compensation Plan Information
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (2)	2,952,014	$22.00	1,885,574
Not approved by security holders (3)	883	29.17	—
Total	2,952,897	$22.00	1,885,574

(1)	Weighted-average exercise price is based solely on securities with an exercise price.

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

(3)
Represents all remaining outstanding stock options under the Strategic Long Term Incentive Plan (“SLTIC Plan”). At December 31, 2016, the weighted-average remaining contractual term was less than 1 year. In 2007, our Board of Directors adopted the SLTIC Plan which provided for the granting of inducement equity awards to newly recruited officers and employees recruited to join the Company as part of our transformational business plan at that time. The SLTIC Plan was not submitted to stockholders for their approval, and since December 31, 2009, no further awards can be issued under this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

The information required to be disclosed pursuant to this item shall be included in an amendment to this report filed with the SEC on Form 10-K/A not later than 120 days after December 31, 2016 or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed pursuant to this item shall be included in an amendment to this report filed with the SEC on Form 10-K/A not later than 120 days after December 31, 2016 or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries are filed as a part of this document under “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2016 and 2015.

Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014.

Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015, and 2014.

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014.

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

PRIVATEBANCORP, INC.
Registrant

By:	/s/ Larry D. Richman
Larry D. Richman
President and Chief Executive Officer

Date:	February 28, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2017.

Signatures	Title

/s/ Larry D. Richman	President, Chief Executive Officer and Director
Larry D. Richman

/s/ Kevin M. Killips	Chief Financial Officer and Principal Financial Officer
Kevin M. Killips

/s/ Paul E. Carey	Controller, Chief Accounting Officer and Principal Accounting Officer
Paul E. Carey

/s/ James M. Guyette	Chairman and Director
James M. Guyette

/s/ Diane M. Aigotti	Director
Diane M. Aigotti

/s/ Norman R. Bobins	Director
Norman R. Bobins

Signatures	Title

/s/ Michelle L. Collins	Director
Michelle L. Collins

/s/ Cheryl Mayberry McKissack	Director
Cheryl Mayberry McKissack

/s/ James B. Nicholson	Director
James B. Nicholson

/s/ Richard S. Price	Director
Richard S. Price

/s/ Edward W. Rabin, Jr.	Director
Edward W. Rabin, Jr.

/s/ William R. Rybak	Director
William R. Rybak

/s/ Alejandro Silva	Director
Alejandro Silva

EXHIBIT INDEX

Exhibit Number	Description of Documents
2.1
Agreement and Plan of Merger, dated as of June 29,2016, by and among Canadian Imperial Bank of Commerce, PrivateBancorp, Inc. and CIBC Holdco Inc. is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File Np. 001-34066) filed on July 7, 2016.

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

10.4	PrivateBancorp, Inc. Strategic Long-Term Incentive Plan is incorporated herein by reference to Exhibit 99.1 to the Form S-8 Registration Statement (File No. 333-147451) filed on November 16, 2007.

10.5
Form of Non-qualified Inducement Performance Stock Option Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan is herein incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.6
Form of Non-qualified Inducement Time-Vested Stock Option Agreement pursuant to the PrivateBancorp, Inc. Strategic Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K (File No. 000-25887) filed on February 29, 2008.

10.7	PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 99.1 to the Form S-8 Registration Statement (File No. 333-151178) filed on May 23, 2008.

10.8
Form of Non-employee Director Restricted Stock Award Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on August 11, 2008.

10.9
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

10.11	PrivateBancorp, Inc. 2009 Deferred Compensation Plan is incorporated herein by reference to Exhibit 99.1 to the Form S-8 Registration Statement (File No. 333-174840) filed on June 10, 2011.

10.12
Form of Amendment Agreement to Stock Option Agreement pursuant to the PrivateBancorp, Inc. 2007 Long-Term Incentive Compensation Plan by and between PrivateBancorp, Inc. and each of Bruce Lubin and Kevin Killips, effective December 29, 2011 is incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K (File No. 001-34066) filed on February 28, 2012.

10.13
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

10.17
Form of Performance Share Unit Award Agreement pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 9, 2013.

10.18
Form of Performance Stock Unit Award Agreement for Executive Officers pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan, for PSU awards granted in 2014 is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 6, 2014.

10.19
Form of Performance Share Unit Award Agreement for Executive Officers’ awards beginning March 2015 pursuant to the PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2015.

10.20
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

10.22
Form of Executive Officer Restricted Stock Award Agreement for equity awards beginning in 2013 made pursuant to the PrivateBancorp, Inc. 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report in Form 10-Q (File No 001.34066) filed on May 9, 2013.

10.23
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

10.25
Form of Restricted Stock Unit Award Agreement for all Executive Officers’ annual incentive deferral awards beginning February 2015 made pursuant to the PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-34066) filed on May 8, 2015.

10.26
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

10.28 (a)
Form of Restricted Stock Unit Award Agreement for annual incentive deferral awards granted in February 2017 made pursuant to the PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan.

10.29 (a)	Form of Restricted Stock Unit Award Agreement for long-term incentive awards granted in February 2017 made pursuant to the PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan.

10.30
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

10.32
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

10.34
Employment Term Sheet Agreement among Kevin M. Killips, PrivateBancorp, Inc. and The PrivateBank and Trust Company dated February 6, 2009 is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-25887) filed on February 9, 2009.

10.35
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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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