Form 10-K/A
period 2016-12-31
PRIVATEBANCORP, INC
filed 2017-05-01
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (Check one): Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ] Emerging growth company [ ].
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ].
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes [ ] No [X].
The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2016, determined using a per share closing price on that date of $44.03, as quoted on The Nasdaq Stock Market, was $3,446,864,642.
As of February 27, 2017, there were 80,026,661 shares of the issuer’s voting common stock, no par value, outstanding. There are no shares of the issuer’s non-voting common stock outstanding.

EXPLANATORY NOTE
PrivateBancorp, Inc. (the “Company,” or “we,” “our” and “us”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 with the U.S. Securities and Exchange Commission (SEC) on March 1, 2017 (the “Original Form 10-K”). We are filing this Amendment No. 1 to the Original Form 10-K (this “Amendment”) solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K that was to be incorporated by reference from our definitive proxy statement for the 2017 annual meeting of shareholders, because our definitive proxy statement will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14, of the Original 10-K are hereby amended and restated in their entirety. and Part IV, Item 15(a)(3), of the Original Form 10-K is hereby amended and restated in its entirety, with the only changes being the filing of new currently dated certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update in any way any of the other disclosures contained in the Original Form 10-K including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with our Original Form 10-K and our other filings with the SEC.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS
Our Board consists of 11 members. Set forth below are each director’s name, age, tenure, principal occupation (or former principal occupation if currently retired), business experience and public company directorships held during the past five years. We also discuss the relevant qualifications, attributes and skills of each director.
DIANE M. AIGOTTI
Age: 52
Director Since: 2015
Principal Occupation: Executive Vice President, Managing Director & Chief Financial Officer, Ryan Specialty Group, LLC
Public Boards: GATX Corporation (NYSE: GATX)
Qualifications, Attributes and Skills
Ms. Aigotti’s responsibility for financial planning, reporting, operations, risk management, treasury management, mergers and acquisitions and tax and regulatory compliance as chief financial officer of a large privately-held global insurance organization provides her with extensive experience and functional expertise that contributes to the Board’s financial, risk management and strategic oversight. Her prior experience as chief risk officer and treasurer at an NYSE-listed global insurance, risk management and human resources firm gave her broad experience with respect to identifying, measuring and managing key risks, focusing investment decisions and enhancing governance.
Professional Highlights

•
Since 2010, has served as Executive Vice President, Managing Director and Chief Financial Officer of Ryan Specialty Group, LLC, joining as part of the founding team together with the founder and former executive chairman of Aon Corp.

•	Prior to Ryan Specialty, spent nearly eight years with Aon plc (f/k/a Aon Corp.) (NYSE: AON) as Senior Vice President, Chief Risk Officer and Treasurer.

•	Currently serves on the board of GATX Corporation (NYSE: GATX), a lessor and operator of assets in the rail and marine markets.

•	Earlier in career, served as Vice President of Finance at the University of Chicago Hospitals and Health System and as budget director for the City of Chicago.
Other Leadership Experience and Service

•	Served on the board of directors of the Federal Home Loan Bank of Chicago from 2008 until joining the our Board in 2015.
NORMAN R. BOBINS
Age: 74
Director Since: 2008
Principal Occupation: Chief Executive Officer, Norman Bobins Consulting LLC; Former Chairman, CEO and President of LaSalle Bank, N.A.
Public Boards: AAR Corp (NYSE: AIR); ; Omega Healthcare Investors, Inc. (NYSE: OHI)
Other Public Boards in Past 5 Years: AGL Resources, Inc. (NYSE: GAS) (until June 2016); Sims Metal Management Ltd. (NYSE: SMS) (until November 2014)
Qualifications, Attributes and Skills
With 50 years of banking experience and leadership, Mr. Bobins brings to the Board significant business acumen and commercial banking expertise, along with well-established relationships across Chicago’s banking, business and civic communities. He also provides valuable insight regarding financial regulation from his years of working closely with regulators.
Professional Highlights

•	Since 2008, has served as the Chief Executive Officer of Norman Bobins Consulting LLC.

•
Currently serves on the boards of AAR Corp (NYSE: AIR), an aerospace and defense products and services provider, Omega Healthcare Investors, Inc. (NYSE: OHI), a real estate investment trust focusing on the healthcare industry, REEF

America REIT II, Inc., a private real estate investment trust, Transco Inc., a privately-held diversified industrial company, ForwardLine Financial, LLC, a provider of small business merchant loans and cash advances, and Pangea Properties, a private real estate investment trust focusing on distressed and value-add multifamily properties. Until June 2016, was on the board of AGL Resources, Inc. (NYSE: GAS), a natural gas company, and until November 2014, was on the board of directors of Sims Metal Management Ltd. (NYSE: SMS), a metals recycling company.

•
Retired in 2007 as Chairman, Chief Executive Officer and President of LaSalle Bank, N.A., which was the 15th largest bank in the United States at the time of its acquisition by Bank of America Corp. He joined LaSalle Bank in 1990 through its acquisition of Exchange National Bank of Chicago.

•
Prior to its acquisition by LaSalle Bank in 1990, was Senior Executive Vice President and Chief Lending Officer at Exchange National Bank for nine years. Prior to that, was with American National Bank and Trust Company as Senior Vice President, holding various commercial lending positions over 14 years.

Other Leadership Experience and Service

•	Recognized civic leader in Chicago, serving on the boards or advisory councils of a number of civic, philanthropic and other non-profit organizations.

•
Among others, currently serves on the boards of The Field Museum, Illinois Sports Facility Authority, Navy Pier, Inc. (the non-profit maintaining and overseeing the redevelopment of Chicago’s Navy Pier) and WTTW Communications, Inc. (the public television network in Chicago).

•	Former member of the Board of Education of the City of Chicago, having been appointed by Mayor Daley for four consecutive four-year terms.
MICHELLE L. COLLINS
Age: 57
Director Since: 2014
Principal Occupation: President of Cambium, LLC; Former Managing Director, Svoboda, Collins L.L.C.
Public Boards: Ulta Beauty, Inc. (NASDAQ: ULTA)
Other Public Boards in Past 5 Years: Integrys Energy Group, Inc. (NYSE: TEG) (until June 2015); Molex, Inc. (NASDAQ: MOLX) (until December 2013)
Qualifications, Attributes and Skills
With significant financial analysis skills and capital markets and corporate transactional experience in a variety of industries, as well as significant public company board experience, Ms. Collins brings valuable knowledge and new perspectives to the Board. In particular, she has served on various public company audit and governance committees. Her mergers and acquisitions and business consulting experience with, and understanding of, small and medium-sized businesses also enables her to provide valuable insights to risk management and effective oversight of the Company’s growth strategy. Ms. Collins’s prior roles as an investment banker, private equity executive, public company audit committee member and her designation as an “audit committee financial expert” assist the Board and its Audit Committee with the oversight of financial and accounting issues.
Professional Highlights

•	Since 2007, has been the President of Cambium, LLC, a business and financial advisory firm serving small and medium-sized businesses.

•
Currently serves on the board of directors of Health Care Service Corp., the largest customer-owned health insurer in the United States and an independent licensee of the Blue Cross and Blue Shield Association, and Ulta Beauty, Inc. (NASDAQ: ULTA), a beauty products retailer. Also serves on the board of directors of Strategic Marketing, Inc., a privately-held company.

•
Prior public company director experience includes Integrys Energy Group, Inc. (NYSE: TEG) (from 2011 to 2015), Molex, Inc. (NASDAQ: MOLX) (from 2003 to 2013), Bucyrus International, Inc. (NASDAQ: BUCY) (from 2009 to 2011), Coldwater Creek, Inc. (NASDAQ: CWTR) (from 1997 to 2004), and CDW Corp. (NASDAQ: CDW) (from 1996 to 2007).

•
In 1997, co-founded Svoboda, Collins L.L.C., a private equity firm, serving as Managing Director from 1998 through 2006. Has served as an Advisory Board Member for Svoboda Capital Partners LLC (successor to Svoboda, Collins) from 2007 through the present.

•	Began her career with William Blair & Company, LLC, advancing to the position of Principal in the Corporate Finance Department.

Other Leadership Experience and Service

•
Serves on the boards of a number of civic, philanthropic and other non-profit organizations, including the Erikson Institute (as Chairman), the Chicago Public Library Foundation, the Museum of Science and Industry, Navy Pier, Inc. (the non-profit maintaining and overseeing the redevelopment of Chicago’s Navy Pier) and WTTW Communications, Inc. (the public television network in Chicago).

JAMES M. GUYETTE, Chairman of the Board
Age: 71
Director Since: 1990
Principal Occupation: Former Chairman, Chief Executive Officer and President, Rolls-Royce North America Inc.
Public Boards: The Priceline Group, Inc. (NASDAQ: PCLN)
Other Public Boards in Past 5 Years: Rolls-Royce plc (LSE: RR) (until May 2015)
Qualifications, Attributes and Skills
Mr. Guyette has extensive executive management experience involving complex business operations, with particular focus in corporate strategy, marketing, operations, risk management and corporate governance. As the former Chief Executive Officer and President of Rolls-Royce North America, he had overall management responsibility for businesses with nearly 8,000 employees and over 60 locations in the United States and Canada. In addition, Rolls-Royce’s status as a defense contractor has provided valuable insights to confronting cybersecurity challenges currently facing regulated industries, including the banking industry. His strong management skills, strategic expertise and significant executive and board leadership experience contribute to effective Board oversight of management plans, strategic direction and talent management and succession planning.  Mr. Guyette’s service on the Board since our founding provides important historical insight to our Board and continuity of leadership.
Professional Highlights

•
Retired in May 2015 as Chairman, President and Chief Executive Officer of Rolls-Royce North America Inc., a subsidiary of Rolls-Royce plc (LSE: RR), where he also served as a director for many years. In leadership role at Rolls-Royce over 18 years, oversaw all Rolls-Royce companies and business units in North America, encompassing nearly 8,000 people at more than 60 locations throughout the U.S. and Canada.

•
Previously, enjoyed a long and successful career with United Air Lines, Inc. In more than 28 years with the carrier, held a wide range of increasingly senior positions offering breadth and depth into all facets of airline management, including marketing, sales and daily operations.

•	Currently the independent lead director of The Priceline Group, Inc. (NASDAQ: PCLN), a major online travel and restaurant reservation provider.
Other Leadership Experience and Service

•	Served on the Board of Regents of St. Mary’s College until early 2017.
CHERYL MAYBERRY MCKISSACK
Age: 61
Director Since: 2003
Principal Occupation: Founder and CEO, Nia Enterprises, LLC, an online research, marketing and digital consulting firm
Public Boards: Deluxe Corporation (NYSE: DLX)
Qualifications, Attributes and Skills
A leader of several corporate and entrepreneurial ventures, Ms. Mayberry McKissack’s experience gives her a unique perspective regarding the challenges of managing growth. This knowledge and experience is relevant to the oversight of the strategic direction of the Company. Ms. Mayberry McKissack also brings sales, marketing, entrepreneurial and technology experience, areas of experience less well represented in other Board members. Through her years of corporate board experience and ongoing educational focus, Ms. Mayberry McKissack has developed strong knowledge of corporate governance best practices of board effectiveness.
Professional Highlights

•	Founder and CEO of Nia Enterprises, LLC, a Chicago-based online research, marketing and digital consulting firm.

•
From June 2016 to March 2017, served as Chief Executive Officer of Ebony Media Operations LLC, the leading African-American publishing, digital, mobile and events company connecting advertisers and consumers for over 70 years, consisting of global brands Ebony, Ebony.com and Jet.mag.com with over 10 million readers.

•	From January 2013 to June 2016, served as Chief Operating Officer of Johnson Publishing Company (a predecessor to Ebony Media Operations) and President of its digital business unit, JPC Digital.

•
Previously, served as a Worldwide Senior Vice President and General Manager for Open Port Technology and as Vice President for the Americas and a founding member of the Network Systems Division for 3Com (formerly U.S. Robotics).

•
Since 2007, has served on the board of directors for Deluxe Corporation (NYSE: DLX), a business services and products provider for small businesses and financial services firms, currently serving on its finance and compensation committees.

 Other Leadership Experience and Service

•	Serves as a director of the University of Chicago Medical Center, the Shedd Aquarium, the Chicago Public Library Foundation and the Gaylord and Dorothy Donnelley Foundation.

•	Previously served for ten years as an Associate Adjunct Professor of Entrepreneurship at the Kellogg School of Management at Northwestern University.
JAMES B. NICHOLSON
Age: 73
Director Since: 2009
Principal Occupation: Chairman and Former Chief Executive Officer and President, PVS Chemicals
Public Boards: DTE Energy Co. (NYSE: DTE)
Qualifications, Attributes and Skills
Mr. Nicholson has a strong background in economics and finance, as well as experience in banking and financial services, including serving on bank and financial institution boards of directors. Mr. Nicholson’s significant business management and leadership experience gained from his long career at PVS Chemicals, a privately-held global manufacturer, distributor and marketer of chemicals, provides him with skills in strategic planning and operations and insight into the needs and issues facing our core client base of middle market commercial businesses.  Additionally, his corporate board expertise from years of board service equip him with valuable governance insight and knowledge.
Professional Highlights

•	Chairman and former Chief Executive Officer and President of PVS Chemicals, a global manufacturer, distributor and marketer of chemicals based in Detroit, Michigan.

•	Before joining PVS Chemicals in 1972, held positions with First National Bank of Chicago in London and Dublin.

•	From April 2005 until October 2007, was chairman of the board of LaSalle Bank Midwest, N.A., an affiliate of LaSalle Bank, N.A.

•	Since 2012, has served on the board of directors of DTE Energy Co. (NYSE: DTE), an electric and gas utility based in Detroit, Michigan.

•	Served on the board of directors of the Amerisure Companies, a commercial property and casualty insurer, from 1982 until 2016, including as chairman from 1996 through the end of his tenure.
Other Leadership Experience and Service

•	Recognized civic leader in his hometown of Detroit, Michigan, serving on the boards or advisory councils of a number of civic, philanthropic and other non-profit organizations.

•
Among others, currently serves on the boards of the Detroit Symphony Orchestra (Chairman Emeritus), the Detroit Economic Club, the Community Foundation for Southeastern Michigan (Chairman) and Detroit Public Television (Chairman Emeritus).

•	Also is a member of the advisory council of the University of Chicago Graduate School of Business.
RICHARD S. PRICE
Age: 69
Director Since: 2015
Principal Occupation: Chairman and Chief Executive Officer, Mesirow Financial Holdings, Inc.
Qualifications, Attributes and Skills
Mr. Price’s decades of experience as an executive, including as chairman and chief executive officer for the past five years, of a large, Chicago-based independent diversified financial services firm provides him with extensive knowledge of the financial services industry and deep insight and connections in the middle market business community in Chicago and the Midwest.  In this role, he has dealt with a wide range of issues important to our company, including corporate strategy and strategic growth, mergers and acquisitions, risk management, talent development and overall governance.  Mr. Price’s executive responsibilities also provide him insight into the needs and issues facing our core client base of middle market commercial businesses.
Professional Highlights

•	Chairman and Chief Executive Officer of Mesirow Financial Holdings, Inc., a privately-held diversified financial services firm headquartered in Chicago, a position held since March 2011.

•
Joined Mesirow Financial in 1972 and has held a number of positions, including president and chief operating officer (from March 2006 through March 2011) and president of its Insurance Services Division for 25 years.

Other Leadership Experience and Service

•	Actively involved as a board or advisory member with a wide array of civic, philanthropic and other nonprofit organizations in the Chicago area.

•	Among others, currently serves on the boards of World Business Chicago (appointed by Mayor Rahm Emanuel), Rush University Medical Center, Big Shoulders Fund, and Illinois Sports Facilities Authority.

•	Member of the United States Holocaust Memorial Museum Council (appointed by former President Barack Obama).
EDWARD W. RABIN
Age: 70
Director Since: 2003
Principal Occupation: Former President, Hyatt Hotels Corporation
Public Boards: Sally Beauty Holdings Inc. (NYSE: SBH)
Other Public Boards in Past 5 Years: WMS Industries, Inc. (NYSE: WMS) (through October 2013)
Qualifications, Attributes and Skills
With significant executive management and board of director experience, Mr. Rabin brings valuable knowledge and perspective to the Board. He has public company experience on audit, compensation and corporate governance committees, both at the Company and on other public boards. Mr. Rabin also has significant experience in real estate, mergers and acquisitions and corporate strategy gained from his tenure as an executive at Hyatt Hotels Corporation, one of the largest owners and operators of hotels in the world.
Professional Highlights

•	Served as President of Hyatt Hotels Corporation from 2003 until retirement in 2006. Also served as its Chief Operating Officer beginning in 2000.

•
Currently serves as a director of Sally Beauty Holdings Inc. (NYSE: SBH), a beauty supply distributor, serving on its compensation committee (as chairman) and nominating and corporate governance committee. Also currently serves on the board of advisors of First Hospitality Group, Inc., a privately held company engaged in the ownership, development and management of hotels nationally.

•
Previously served as a director of WMS Industries, Inc. (NYSE: WMS), a manufacturer and distributor of gaming machines, serving as lead director and as a member of its audit, compensation and ethics committees until the company was acquired in October 2013.

LARRY D. RICHMAN
Age: 64
Director Since: 2007
Principal Occupation: President and CEO, PrivateBancorp, Inc. and The PrivateBank and Trust Company
Qualifications, Attributes and Skills
Mr. Richman brings to the Company over 35 years of banking experience and leadership skills gained from his employment at large, sophisticated financial institutions. Long recognized as a leading commercial banker in Chicago and the Midwest, in his role as CEO, Mr. Richman provides valuable insight to Board strategy discussions and all aspects of the Board’s business, commercial lending and risk management oversight.  Since joining the Company in 2007 as our CEO, Mr. Richman has led the strategic transformation of our Company with the vision to be the premier commercial bank in the Midwest.  The Board believes that the CEO should also serve as a director and act as a liaison between directors and management.
Professional Highlights

•	Joined the Company and the Bank in 2007 as our President and CEO and as a director.

•	Prior to joining us, served as President and CEO of LaSalle Bank, N.A., and President of LaSalle Bank Midwest, N.A., until their acquisition by Bank of America Corporation.

•	Began career with American National Bank and joined Exchange National Bank of Chicago in 1981, which was acquired by LaSalle Bank in 1990.
Other Leadership Experience and Service

•
Involved in many civic and philanthropic organizations in Chicago, including serving on the boards of World Business Chicago (appointed by Mayor Rahm Emanuel), the Museum of Science and Industry, Northwestern Memorial Hospital, Big Shoulders Fund and participating as a member of the Economic Club of Chicago and the Executives Club of Chicago.

•
Also a member of the Dean’s Advisory Council at Indiana University’s Kelley School of Business and a life member of the Global Advisory Board for the Kellogg School of Management at Northwestern University.

WILLIAM R. RYBAK
Age: 66
Director Since: 2003
Principal Occupation: Former Executive Vice President and CFO, Van Kampen Investments, Inc.
Public Boards: Mutual funds in the Calamos Investments family; mutual funds in the Jackson National Life Funds family
Qualifications, Attributes and Skills
Mr. Rybak’s background as both an audit partner at a major accounting firm and a chief financial officer of a financial services firm provides him with in-depth financial knowledge and insight. He brings this valuable insight, as well as financial reporting and audit expertise and analytical and assessment skills, to enhance board oversight. Additionally, Mr. Rybak’s risk management background and knowledge of risk management functions position him to enhance the effectiveness of the Board’s risk oversight. Mr. Rybak’s prior roles as an audit partner and chief financial officer and his designation as an “audit committee financial expert” assist the Board and its Audit Committee with the oversight of financial reporting, accounting and internal audit issues.
Professional Highlights

•	From 1986 until retirement in 2000, held the position of Executive Vice President and CFO of Van Kampen Investments, Inc., a mutual fund company that was acquired by Morgan Stanley in 1996.

•	Prior to Van Kampen, was a Partner at the accounting firm KPMG LLP (formerly Peat, Marwick, Mitchell & Co.). He is a Certified Public Accountant.

•	Currently a member of the board of trustees of mutual funds in the Calamos Investments family and Jackson National Life Funds family.

•
Previously served as a director of Alliance Bancorp, Inc. and its predecessor, Hinsdale Financial Corp., publicly traded banking organizations based in the Chicago area, from 1986 until 2001, and as a member of the board of directors of Howe Barnes Hoefer & Arnett, Inc., a broker-dealer firm later acquired by Raymond James Financial, Inc.

Other Leadership Experience and Service

•
Serves on the board of directors of Christian Brothers Investment Services, Inc., which provides investment management services to Catholic institutions worldwide. Currently serves as Chairman (since February 2016).

•	Also serves on the board of trustees of Lewis University.
ALEJANDRO SILVA
Age: 69
Director Since: 2005
Principal Occupation: Former Chairman and CEO, Evans Food Group, Ltd.
Other Public Boards in Past 5 Years: Walgreens Boots Alliance, Inc. (NASDAQ: WBA) (through May 2015)
Qualifications, Attributes and Skills
A successful entrepreneur as a founder and former Chairman and CEO of Evans Food Group, Mr. Silva has valuable experience in the areas of strategy, operations and managing growth, which contributes to his effectiveness on the Board. Mr. Silva’s public company board experience and leadership in the community are also valuable to the Company and the Board.
Professional Highlights

•
From 1985 until its acquisition in 2016 by a private equity group, served as Chairman and CEO of Evans Food Group, Ltd., a privately-held snack food manufacturer and distributor and one of the largest Hispanic-owned companies in the Chicago area. Currently remains a director of the company.

•
Served as a director of Walgreens Boots Alliance, Inc. (NASDAQ: WBA) (and its predecessor, Walgreen Co. (NASDAQ: WAG)) from January 2008 through May 2015, most recently serving on its audit and nominating committees.

Other Leadership Experience and Service

•
Recognized civic leader in Chicago, serving on the boards of, among others, Rush University Medical Center, Chicago Transit Authority, The Field Museum, Chicago Symphony Orchestra and Ravinia Festival.

•
Also very active in Latino community affairs, serving as chairman of the advisory board of Chicago of Nafinsa ProMexico, the largest development bank in Mexico, and on the board of ABC Holding, the second largest Sociedad Financiera de Objeto Limitado (a type of financial institution) in Mexico, which focuses on developing low income housing.

EXECUTIVE OFFICERS
Certain information regarding our executive officers is included under the heading “Executive Officers” in Item 1 of the Original Form 10-K and the information therein is included herein by reference.
CODE OF ETHICS
We have adopted a Code of Ethics as required by the NASDAQ listing standards and the rules of the SEC. The Code of Ethics applies to all of our directors, officers, including our Chief Executive Officer, Chief Financial Officer, and Controller, and employees. The Code of Ethics is publicly available on our website at http://investor.theprivatebank.com under “Governance Documents.” If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to any of our directors or executive officers, we will disclose the date and nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable NASDAQ and SEC rules.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and certain other beneficial owners of our common stock to periodically file notices of changes in beneficial ownership of common stock with the Securities and Exchange Commission. To the best of our knowledge, we believe that for 2016 all required filings were timely filed by each of our directors and executive officers, except that the Form 5 we filed on behalf of Mr. Bobins in February 2017 to report a charitable gift of shares in 2016 was filed one business day late due to an unexpected administrative issue with his SEC filing codes.
AUDIT COMMITTEE
The Audit Committee is comprised solely of directors who have been determined by the Board to be independent under the listing standards of The Nasdaq Stock Market, and includes Messrs. Rybak (Chair), Guyette, Rabin, Silva and Ms. Collins. Additionally, all members of the Audit Committee satisfy the heightened independence requirements applicable to audit committee members under SEC rules. The Board, consistent with the recommendation of the Corporate Governance Committee, has determined that Mr. Rybak and Ms. Collins each qualify as an “audit committee financial expert.”
The Audit Committee charter can be found on our website at http://investor.theprivatebank.com under “Governance Documents.” The charter describes the primary oversight responsibilities of these committees.

•	Major Risks Overseen: financial statements, systems and reporting; internal controls; internal and external audit; legal and compliance risk; related party transactions.

•	Oversees the internal audit function; Director of Internal Audit reports directly to the Committee.

•
Oversees the independent credit review function, which is designed to ensure credit policies and processes are functioning effectively and risk ratings and regulatory credit classifications are accurate.

•	Receives reporting on the internal audit program, credit review program and compliance program no less frequently than quarterly.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT
The following Compensation Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Acts”), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.
The Compensation Committee of the Board of Directors of the Company oversees the Company’s compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the following Compensation Discussion and Analysis.
In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Compensation Committee
Edward W. Rabin (Chair)
Michelle L. Collins
Cheryl Mayberry McKissack
James B. Nicholson

COMPENSATION DISCUSSION AND ANALYSIS
This section describes our executive compensation program, including 2016 compensation, for our named executive officers:
Larry D. Richman     President and CEO
Kevin M. Killips        Chief Financial Officer
Bruce R. Hague        Head of National Commercial Banking and Regional Markets
Bruce S. Lubin        Head of Illinois Commercial Banking
Karen B. Case        Head of Commercial Real Estate
We present our Compensation Discussion and Analysis in the following sections:

Effect of Merger Agreement with CIBC
Summarizes the impact our June 29, 2016 merger agreement, as subsequently amended on March 30, 2017, with Canadian Imperial Bank of Commerce, or CIBC, and subsequent merger-related activities had on 2016 compensation.

Pay for Performance Analysis	Summarizes 2016 operating performance and total stockholder return, our CEO’s 2016 pay, and key 2016 executive compensation decisions.

Compensation Program Highlights	Indicates the compensation and compensation-related governance “best practices” we follow.

What We Pay and Why We Pay It	Discusses our compensation philosophy, pay mix, the structure of our 2016 program and the rationales underlying the Compensation Committee’s 2016 pay decisions.

How We Make Compensation Decisions
Describes the Committee’s procedures for making compensation analyses and decisions, including its use of an independent compensation consultant, how the Committee incorporates risk considerations in its incentive compensation decisions, how it defines our peer group and how it uses peer group data.

Additional Information	Describes our clawback policies, employment agreements, practices regarding tax deductibility of compensation, the Committee’s consideration of say-on-pay votes and our investor outreach.
Effect of Merger Agreement with CIBC
On June 29, 2016, we entered into an Agreement and Plan of Merger with CIBC and CIBC Holdco Inc., which was amended on March 30, 2017, pursuant to which CIBC agreed to acquire the Company in a stock and cash transaction. In this Compensation Discussion and Analysis, we refer to the Agreement and Plan of Merger, as amended, as the “merger agreement” and the transaction as the “merger.” If the merger agreement receives the requisite approvals of our stockholders and the U.S. and Canadian banking regulators, we currently expect the merger to be completed by the end of the second quarter 2017.
Our entry into the merger agreement in mid-2016 and the merger-related activities had the following impact on our compensation programs and compensation decisions for 2016:

•
Under the merger agreement, CIBC agreed that when determining the level of achievement against the pre-established performance metrics under the 2016 annual bonus program or the performance share unit (“PSU”) component of our long-term incentive plan, the Committee could adjust our results for costs, expenses and nonrecurring charges associated with the merger agreement and merger-related activities. The Committee made such adjustment in determining the corporate pool funding percentage under our 2016 annual incentive program. Such adjustments did not materially impact the corporate pool funding percentage and had no impact on the amounts earned under the PSU awards.

•
Additionally, under the merger agreement, CIBC agreed that with respect to our outstanding PSUs that had performance periods that had not ended prior to the date of the merger agreement and that end prior to the closing, the Committee is permitted to certify the level of achievement of performance at the maximum level if the closing had not occurred by year-end 2016. This provision did not impact the Committee’s certification in February 2017 of performance under the PSUs granted in 2014 as the actual performance for the period 2014–2016 exceeded the maximum level. If the CIBC merger is completed, performance under our outstanding PSUs that were granted in 2015 and 2016 also will be certified at the maximum level prior to the closing in accordance with the merger agreement.

•
In anticipation of the CIBC merger, the Committee eliminated the additional delayed settlement feature of time-vested restricted stock units (“RSUs”) granted to our executive officers as the mandatory deferral component of the 2016 annual bonus program, made annual awards under our long-term incentive plan in early 2017 entirely in the form of RSUs rather than PSUs, and made certain other changes to the terms of our equity awards.

•
The negotiation of the merger agreement and merger-related activities required significant attention and focus of our CEO and certain other executive officers, which was in addition to these officers’ day-to-day obligations executing our strategic and business plans. The important contributions of our CEO and those executive officers to our successful entry into the merger agreement and the strong performance of our business were recognized in the compensation decisions made by the Committee.

Information relating to amounts which may be payable upon or after the closing of the merger and the effect of the merger upon our compensation plans and programs may be found in our proxy statement for the special stockholders meeting schedule for May 12, 2017, which document we filed with the SEC on April 12, 2017.
Pay for Performance Analysis
Strong 2016 Performance
In 2016, in addition to their efforts and focus on the merger agreement and the merger-related activities, our senior leadership team successfully executed on our business plan, continuing our profitability and growth trends. 2016 performance highlights included:

•	The eighth consecutive year of improving our bottom line results while continuing our growth.

•	Earnings per share were up 11% to $2.57 in 2016 from $2.32 in 2015 and net income increased 12% compared to 2015.

•	We increased total loans by 13% and total deposits by 12% during 2016 to $15.1 billion and $16.1 billion, respectively.

•	Credit quality remained strong, with our nonperforming loans representing 0.56% of total loans at year end.

•	Our return on average assets (“ROA”) for 2016 was 1.13%, consistent with 2015 and fourth highest among our 20 peers.

•	Our return on average common equity (“ROE”) for 2016 was 11.4%, also fourth highest among our 20 peers.
Our Total Stockholder Return
Total return to our stockholders (“TSR”) during 2016 was 32.2%. Over the past three years, our TSR was 87.9%, compared to the 51.5% median three-year TSR of our peer group.

*
The published industry total return index used for this comparison is the Center for Research in Security Prices index for NASDAQ Bank Stocks. TSR is the total return of common stock over a specified period, expressed as a percentage (calculated based on the change in stock price over the measurement period, assuming reinvestment of dividends).

Source: SNL
2016 CEO Compensation
In keeping with our pay for performance philosophy and in recognition of Mr. Richman’s contributions to a successful 2016, including his leadership in negotiating our merger agreement with CIBC and merger-related activities, as well as his overall guidance of our long-term strategies, which we believe have contributed to continued growth, the Committee awarded him increased compensation for 2016 compared to the prior year. As in 2015, the Committee structured Mr. Richman’s 2016 pay to include a large proportion of variable performance incentives. We believe these incentives place an appropriate balance on both our short-term and long-term success, in alignment with stockholder interests. The components of his 2016 pay, as awarded, are graphically reflected below and fully explained in “—What We Pay and Why We Pay It.”

For 2016, Mr. Richman received a merit-based 2016 base salary increase of $30,000 compared to the prior year. In approving the increase, the Committee recognized Mr. Richman’s effective leadership, performance against his personal objectives and the recent growth of the company. The Committee also considered internal pay equity and decided to increase Mr. Richman’s base salary by a percentage that was no more than the percentage increase in aggregate salaries for the other executive officers as a group.
Mr. Richman’s annual incentive target opportunity for 2016 was 125% of his base salary, a level set by the terms of his employment agreement and unchanged since 2007. He earned a 2016 incentive award of approximately 180% of base salary. In approving this award, the Compensation Committee evaluated the Company’s above-target performance against the Company-wide annual bonus plan metrics, Mr. Richman’s contribution to accomplishing the pending merger and other merger-related activities and his individual performance relative to the Company’s and his personal strategic goals. Related to Mr. Richman’s success in implementing the company’s strategies, the Committee also considered the Company’s growth and profitability trends over the past few years under Mr. Richman’s leadership. The dollar value of this 2016 annual incentive award was $1.85 million. As in prior years, 75% of this incentive was paid in cash and 25% was reflected in an award of restricted stock units (“RSUs”) granted in February 2017. Similar to 2015, the portion of Mr. Richman’s 2016 annual incentive paid in equity is not reflected in the Summary Compensation Table for 2016 but will appear in the table in 2017 because it was granted in February 2017. Finally, in early 2016, the Committee awarded Mr. Richman a 2016 long-term equity incentive award of $2.2 million for the reasons described below under “—What We Pay and Why We Pay It – Long Term Incentives.”
Mr. Richman’s total 2016 pay compared to the prior year increased 18% as set forth in the table below. We note that the amounts in the table below differ from the amounts in the Summary Compensation Table due to SEC reporting rules which require us to report equity in the Summary Compensation Table in the year granted, regardless of the performance year to which the awards relate. The reporting rules also require us to report equity in amounts that oftentimes reflect accounting values based on required calculations and certain assumptions, rather than actual dollar amounts as approved by the Compensation Committee.

Comparison of 2015 and 2016 CEO Compensation
	Base Salary	Annual Incentive	Long-Term Equity Incentive	TOTAL
2015 CEO Compensation	$1,000,000	$1,700,000	$1,600,000	$4,300,000
2016 CEO Compensation	$1,030,000	$1,850,000	$2,200,000	$5,080,000
Key 2016 Compensation Decisions
We continued our emphasis on incentivizing and rewarding advancement of our longer-term strategic priorities in the 2016 executive compensation programs. The Committee believed that the 2015 executive programs were appropriately incentivizing executives while balancing short-term incentives with the long-term safety and soundness of the Company. As a result, other than certain metric changes in our annual incentive program, the Committee did not make significant changes to our 2016 programs from the prior year. The Committee did, however, take into account the efforts and favorable contributions of certain named executive officers relative the merger agreement as well as subsequent merger-related activities in its deliberations and determinations with respect to the final 2016 compensation of our executives. Specifically, the Committee made the key decisions in 2016 that are outlined below, each as discussed under “—What We Pay and Why We Pay It.”
Annual Incentive Plan

•
Our 2016 annual incentive plan continued to focus our executives on strategic imperatives to improve earnings, strengthen our balance sheet, increase fee income, and continue to develop an improved deposit funding base. The Committee chose metrics and assigned relative weightings to create balanced incentives among driving profitability and continuing efforts to develop appropriate funding sources, all while maintaining a strong balance sheet from both a credit quality and capital adequacy perspective.

•
We exceeded target performance on all four performance metrics under our 2016 annual incentive plan, exceeding the “superior” performance level in three of the metrics. Based on the above-target performance for all four performance metrics, the Committee approved a corporate-wide 2016 bonus pool funding at 117.3% of target.

•
We continued our historical practice of deferring 25% of each executive’s annual incentive in the form of RSUs. These RSUs granted in February 2017 vest ratably over three years. In accordance with the merger agreement and in a departure from recent practice, the shares of stock underlying the RSUs will be distributed ratably on the vesting dates. In recent years, the shares of stock underling the RSUs were distributed to executives three years after the last vesting date.

Long-Term, Performance-Based Focus/Aligning Executives’ and Stockholders’ Interests

•	We increased the portion of our named executive officers’ aggregate 2016 total direct pay that is variable pay at risk from 71% in 2015 to 73% in 2016.

•
We maintained the mix of executives’ 2016 long-term equity awards at 50% performance share units (“PSUs”), 25% RSUs and 25% stock options to continue to emphasize performance-based compensation. Unlike RSUs which vest over time based solely on continued employment at a quantity equal to the number granted, the vesting and ultimate value of the PSUs depends on our three-year performance against two metrics as described in the immediately following bullet.

•
Consistent with our 2015 PSU design, the PSUs granted in early 2016 provided that the amount earned at the end of the performance period will depend on both our cumulative earnings per share against a three-year target and our stock price performance relative to other banks within a pre-selected reported banking company index. Shares earned based on our 2016-2018 cumulative EPS performance can range from 0% to 150% of target and those earned shares will then be adjusted up or down by 33% based on our three-year relative TSR performance.

•
As in 2015, earned 2016 PSUs will not settle for two years after vesting, thereby reducing costs (due to a lack-of-marketability accounting discount), reinforcing long-term alignment, balancing risk and providing us the opportunity to recoup (clawback) some or all of the value of the PSUs if an executive engaged in inappropriate or excessively risky behavior.

•
The RSUs granted to our executives as part of their 2016 long-term incentives in early 2016 vest ratably over three years. However, to enhance long-term alignment, awards to executives other than Mr. Richman include a delayed settlement feature under which, for all executives other than our CEO, the shares underlying the RSUs will generally not be distributed to the executives until early 2022 (three years after the final tranche vests). Settlement of the RSUs granted to Mr. Richman in early 2016 as part of his long-term incentive provide similar long-term alignment, with a delay of distribution until he resigns or otherwise separates from the Company for any reason or, if earlier, until the tax benefits associated with such distribution of the vested shares would not be limited.

Risk Considerations

•
During 2016, the Committee enhanced and formalized its consideration of risks relating to incentive compensation and believes it has structured an executive compensation program with incentives that appropriately balance risk and financial results in a manner that does not encourage executives to expose the Company to imprudent or excessive risks. For more information, see “—How We Make Compensation Decisions – Risk Considerations.”

Compensation Program Highlights
Our executive compensation program features many “best practices.”

Practices We Followed in 2016
✓
Pay for performance – A significant percentage of total 2016 compensation for executives (80% for our CEO) is variable “pay at risk,” the value of which will depend upon Company performance and/or stock price performance.

✓
Linkage between performance measures and strategic objectives – Performance measures for incentives are linked to financial plans, profitability and other strategic objectives we believe will enhance long-term stockholder value.

✓
Post-vesting delayed settlement for executive officers – To enhance alignment with creation of long-term stockholder value, assist in balancing risk and reward and manage expense associated with long-term incentives, we have embedded a significant post-vesting delayed settlement feature in our awards.  Shares underlying RSUs granted in 2016 to executive officers generally will not be settled (or distributed to them) until early 2022 (three years after the final tranche vests) so that the executives may not sell such shares until approximately six years from grant. Similarly, 2016 PSUs earned after a three-year performance period are not settled (and therefore the underlying shares of common stock may not be sold) for an additional two years after vesting. In connection with the merger agreement, the awards we granted in early 2017 did not include any post-vesting delayed settlement feature.

✓	Clawback policies – We have the right to recoup annual and long-term incentive compensation from our executive officers and others. See “—Additional Information – Clawback Policies” below.

✓
Periodic compensation risk reviews – The Committee periodically (but at least annually) reviews the risks associated with behaviors incented by our compensation plans as well as related mitigating controls to confirm that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

✓	Independent compensation consultant – The Committee retains an independent compensation consultant to review and advise on our executive compensation program and practices.

✓
“Double trigger” for executives’ severance – Our executives’ employment agreements entitle them to severance benefits upon a change in control, but only if they are involuntarily terminated without cause or they voluntarily resign for good reason within two years following, or six months prior to, the change in control. In the case of Mr. Richman, “good reason” includes his voluntary termination of employment during the 90-day period beginning on the first anniversary of a change in control; however, Mr. Richman agreed to relinquish this right under a new employment agreement with CIBC, which will become effective upon consummation of the merger.

✓
No automatic vesting of equity on a change in control – Under our equity plan, if outstanding awards are assumed or replaced with an award of equal or greater value upon a change in control, and meet certain other requirements, such awards will not vest automatically but will remain outstanding. However, if within two years of the change in control, an employee is involuntarily terminated other than for cause, then his or her unvested awards vest fully upon such termination.

✓
Robust stock ownership guidelines – The Board believes that significant stock ownership by executives and directors aligns their interests with stockholders and promotes long-term business objectives. All of our executives and directors have exceeded the guideline level applicable to them other than our three newest directors and one of our executive officers (who is not a named executive officer), each of whom is still in the accumulation period. See “Corporate Governance—Stock Ownership Guidelines.”

✓
Anti-Hedging & Pledging Policy – The policy, applicable to directors and executive officers, prohibits both hedging and pledging of our stock. None of our executives or directors has outstanding hedges or pledges of our stock. See “Corporate Governance—Anti-Hedging & Pledging Policy.”

Consideration of Results of 2016 Stockholder Advisory Vote on Executive Compensation
At our 2016 annual meeting of stockholders, 98.1% of votes were cast in support of the proposal to approve, on an advisory basis, our executive compensation, compared to 97.5%, 95.2%, and 94.6% in 2015, 2014 and 2013, respectively. The Committee considers the results of annual “say-on-pay” votes among many other factors in discharging its responsibilities. In recognition of the substantial stockholder approval of our executive compensation in recent years, we did not make significant changes to our 2016 executive compensation programs.

What We Pay and Why We Pay It
Executive Compensation Philosophy
Decisions regarding the compensation program design for our executives, as well as individual pay decisions, are made in the context of our compensation philosophy, which seeks to link executive compensation to our short-term and long-term financial success and strategic priorities.  We believe our executive compensation program should:

•	Enable us to appropriately compete for and retain talented employees;

•	Reward performance and focus on long-term stockholder value creation by emphasizing variable pay;

•	Reflect an appropriate mix of cash and equity;

•	Reflect good corporate governance and compensation practices;

•
Take into consideration an assessment of the risk profile of our compensation programs to reduce unnecessary or excessive risks and to confirm that any such risks are not reasonably likely to have a material adverse effect on us;

•	Link rewards to behaviors that are demonstrative of our values and further our strategic objectives, while also taking into account the long-term safety and soundness of our company;

•	Consider the risk-management effectiveness of our executives; and

•	Contain appropriate risk clawbacks.

Summary of the Elements of Our 2016 Executive Compensation Program
The table below summarizes the elements of our 2016 executive compensation program. Approximately 80% of our CEO’s and 68% of the other named executive officers’ aggregate total 2016 direct compensation was variable and at risk, with 52% and 37%, respectively, of the total in the form of long-term incentive compensation.

	Element	Why We Pay this Element		How Size is Determined/Links to Performance
Fixed	Base Salary	Fixed pay for knowledge, skills and abilities		•	Set upon an executive’s hire at competitive levels in consideration of knowledge, skills, abilities, experience and job scope.
•
Executive salaries are reviewed annually to consider merit increases and market adjustments. This review includes an assessment of compensation survey data and comparative proxy peer group information. Comparative salary information is only one among several factors used to set salaries.

Variable	Annual Incentive	Drives the achievement of key business results as determined by the Board		•	Annual incentive targets (expressed as a percentage of base salary) are set forth in each executive’s employment agreement.
•
Actual payouts are generally based on the Company’s performance against metrics chosen to drive our strategic priorities, individual performance, performance of the business unit or support group overseen by that executive, individual contributions to the Company’s strategic progress, an assessment of competitive pay practices and an assessment of various risk matters.

				•	75% of the award paid in cash as an annual incentive and 25% deferred in the form of RSUs that vest ratably over three years.
	Long-Term Equity Awards	•	Motivates and rewards behaviors critical to our long-term success
2016 Long-Term Incentive Comprised of Three Vehicles – Aggregate dollar value of the long-term awards determined in consideration of Company performance trends, individual and business unit performance and competitive market practices

PSUs – 50% of each executive’s 2016 long-term equity award
•
Number of shares to be earned is based in part on three-year cumulative EPS (2016-2018). PSUs will convert into common stock at 0-150% of target level based on performance against a pre-determined cumulative EPS metric. After assessment of EPS performance against that metric, the number of shares to be issued upon settlement will be further adjusted by reference to a total stockholder return factor that can range from 0.67 to 1.33 based on our three-year TSR during the performance period relative to the banks in the KRX index.

		•	Aligns executives’ interests with long-term stockholder value
				•	Delayed settlement in common stock in 2021 (two years after vesting), subject to any application of the PSUs’ clawback provisions.
		•	Encourages retention through the use of both multi-year performance-based and time-based vesting schedules, as well as delayed settlement after vesting for RSUs and PSUs
RSUs – 25% of each executive’s 2016 long-term equity award
				•	Three-year ratable vest.
•
Delayed settlement feature under which executive officers (other than our CEO) will generally not receive the underlying shares until 2022 (three years after the last vesting date). The CEO will generally not receive the underlying shares until he resigns or otherwise separates from the Company.

Options – 25% of each executive’s 2016 long-term equity award
				•	Cliff vest 100% in 2019, three years after grant.
		•	Balances risk

Base Salary
In approving executives’ salaries for 2016, the Committee considered competitive pay data and Mr. Richman made recommendations for merit and market adjustments for the other executives. Executive salary adjustments (in the aggregate relating to merit-based increases for all executive officers other than Mr. Richman) were managed to 3.2%, substantially in line with the Company-wide level. If any executive’s base salary after the recommended base salary increase was not firmly within the 50th to 75th percentile of a broad market salary range for his or her position, then that executive also received a market-based adjustment. For all executive officers other than Mr. Richman, market-based adjustments ranged from 1.4% to 7.4%. With respect to Mr. Richman, the Committee recognized his effective leadership, performance against his personal objectives and recent growth of the Company. The Committee also considered that while the Section 162(m) limit on the deductibility of Mr. Richman’s salary was a consideration, the Committee’s goal was to approve a 2016 base salary that, in light of all factors, was appropriate. Finally, the Committee considered internal pay equity and decided to increase Mr. Richman’s base salary by no more than the 3.0% merit-based increase in the other executive officers’ base salaries, in the aggregate. Based on these factors, the Committee approved the following base salaries:

Name	2015 Base Salary (1)	2016 Base Salary(2)
Larry D. Richman	$1,000,000	$1,030,000
Kevin M. Killips	545,000	560,000
Bruce R. Hague	500,000	512,500
Bruce S. Lubin	495,000	510,000
Karen B. Case	410,000	450,000

(1) Effective March 1, 2015.
(2) Effective March 1, 2016.
2016 Annual Incentive
Under our annual executive incentive program, executives’ annual incentive payouts are determined formulaically by the Committee as the product of (a) 2016 base salary, (b) the target bonus percentage, as set forth in each executive’s employment agreement, (c) the corporate pool funding percentage and (d) a performance factor of 125% (to set the maximum bonus opportunity for exceptional performance) or such lower amount as determined by the Committee based on its evaluation of the performance of each executive and any business unit or support group he or she oversees as well as any other considerations deemed appropriate by the Committee.  In this way, the Committee can use its negative discretion to establish bonuses that are above or below target, but always below the maximum opportunity set within the program’s structure. For 2016, 75% of the annual incentive was paid in cash and 25% was deferred in the form of grants of RSUs that vest ratably over three years. The annual incentive amounts earned by our named executive officers for 2016 performance were as follows:

Name	Target Annual Incentive Opportunity, as a % of 2016 Base Salary (%) (1)	2016 Annual Incentive Award Allocation ($)	2016 Annual Incentive Award Allocation, as a % of 2016 Base Salary (%)

Larry D. Richman	125	1,850,000	180
Kevin M. Killips	90	700,000	125
Bruce R. Hague	110	625,000	122
Bruce S. Lubin	90	625,000	123
Karen B. Case	90	594,000	132

(1) Per employment agreement.
Corporate Bonus Pool Metrics
Under the 2016 annual incentive program, a Company-wide incentive pool funding percentage was calculated based on Company achievement against various pre-established forecasts that aligned with our 2016 operating plan. For 2016, the metrics and weightings were generally the same as those used in the 2015 program. The 2016 metrics were established to motivate and reward performance aligned with our goals, which included a focus on maintaining good credit quality and improving our deposit funding base. The table below sets forth each metric, performance bands and actual performance levels approved by the Committee.

	2016 Annual Corporate Incentive Program
	Metric Weighting	Threshold	Target	Superior	Maximum	2016 Actual
Pool Funding Percentage		40%	100%	125%	150%	117.3%
2016 Corporate Bonus Pool Metrics: (Dollars in millions except per share amounts)
Diluted earnings per share(1)	50%	$1.76	$2.50	$2.81	$2.97	$2.62(1)
Average criticized loans as a percentage of average loans	15%	3.45%	2.77%	2.43%	2.02%	2.41%
Average non-brokered deposits(2)	20%	$8,387	$8,937	$9,166	$9,338	$9,378
Total non-interest income, excluding mortgage banking revenue and security gains/losses	15%	$95.9	$115.3	$123.4	$132.0	$130.8(1)

(1) Adjusted to exclude merger-related costs and expenses. See discussion below this chart for more information.
(2) Calculated as average total deposits less: (a) average brokered deposits, (b) average cash sweep program deposits and any future deposits re-classified as program deposits (as described in our Form 10-K for the year ended December 31, 2016); (c) average public funds deposits; (d) average deposits in our Palladian deposit service; (e) average deposits from our top 20 large clients (clients with deposits over $50 million at the end of 2015 not included in (a), (b) or (c) above); (f) deposits of new customers in 2016 that average in excess of $50 million for 2016; and (g) deposits of existing customers as of the end of 2015 that average in excess of $75 million in 2016 and are not otherwise included in (a), (b), (c) or (e) above.
Each metric contributed to corporate bonus pool funding independently, provided that if EPS did not reach the “superior” level, then none of the remaining metrics could fund above 125%. Performance below threshold for any metric would result in 0% funding for that metric. Performance levels for each metric were based upon our 2016 Board-approved operating plan which represented projected performance based upon management’s internal budgeting and strategic initiatives for the year. Execution at levels consistent with our 2016 internal operating plan would result in funding of the 2016 bonus pool at 100% of target.
In February 2017, the Committee approved a 117.3% funding for the corporate bonus pool based on formulaic calculations, reflected in the table above. In accordance with the merger agreement with CIBC, the Committee adjusted earnings per share to exclude merger-related costs. The Company’s GAAP diluted EPS for 2016 was $2.57 and its GAAP non-interest income was $147.8 million (or $130.8 million excluding securities gains of approximately $1.1 million and mortgage banking revenue of approximately $15.9 million).
Determination of Final 2016 Annual Incentive Amount for Our CEO and Named Executive Officers
In exercising its discretion on final annual incentive award amounts, the Committee consulted with the Board regarding its assessment of Mr. Richman’s performance and considered Mr. Richman’s recommendations regarding other executive officers. Mr. Richman’s recommendations reflected the corporate-wide bonus pool funding percentage discussed above as well as his assessment of each executive’s individual and business unit or functional group performance, his or her relative contributions toward Company-wide 2016 performance and individual risk-management effectiveness. Mr. Richman also considered any specific risk and compliance matters relating to each executive’s 2016 performance as assessed by the Company’s Risk department balanced by any mitigating actions taken by the respective executives relating to such matters, the relative level of significance and impact on the Company of the risks considered and other counterbalancing contributions of such executive during the year.
In assessing Mr. Richman’s performance and determining his final 2016 annual incentive award, the Committee evaluated the Company’s performance against the corporate-wide annual bonus plan metrics, the strength of the entire executive team which was hand-picked, and is overseen by, Mr. Richman, as well as his individual performance relative to the Company’s and his personal strategic goals. The Committee also considered Mr. Richman’s success in guiding the Company to execution of the merger agreement with CIBC and merger-related activities, as well as in maintaining the Company’s growth and profitability trends over the past few years. As a result, the Committee awarded Mr. Richman an above-target annual incentive of $1.85 million.
With respect to the other named executive officers, Mr. Richman’s evaluation noted that each was a strong performer and contributor to the senior leadership team, noting where applicable, significant contributions to the merger-related activities. Mr. Richman provided the Committee with his recommendation of an annual incentive award for each of the named executive officers, differentiating the amounts based on line of business performance, contributions to strategic initiatives and other accomplishments of each executive, balanced by a risk-based assessment.
The decisions regarding Mr. Killips reflect the Committee’s view that he is a strong contributor with respect to financial management and risk oversight, as well as the strategic direction of the Company. The Committee also took into account that Mr. Killips oversees not only the finance function, but also operations and information technology. Additionally, he provided significant contributions to merger-related activities during 2016, both during the due diligence, analysis and negotiation stages and in connection with integration planning. Consistent with Mr. Richman’s recommendation, the Committee also factored into its recommendation the input of the Company’s Risk and Compliance departments regarding the improvement in performance of the units overseen by Mr. Killips with respect to risk control and compliance responsibilities, including in remediating outstanding identified issues.
Regarding Mr. Hague, the Committee’s annual incentive decision took into account the continued strong overall financial performance of the National Commercial Banking line of business that he oversees, including exceptional performance against loan and deposit goals, operating profit and net income that exceeded targets, greater than 10% year-over-year growth in net income and strong credit quality during the year. In line with Mr. Richman’s recommendations, the Committee also considered the strong referral business that National Commercial Banking generated for other business units in the Bank, which included the two largest referral relationships during 2016. Cross-selling products and services is one of our key strategic objectives. The Committee also took into account the strong performance of both the Capital Markets and Syndications line of businesses that are overseen by Mr. Hague, which generate non-interest income for the Company and provide sophisticated product capabilities to our middle-market commercial banking clients.
For Mr. Lubin, the Committee considered the continued strong financial performance and magnitude of the Illinois Commercial Banking line of business that Mr. Lubin oversees, as well as Mr. Lubin’s leadership over a core deposit gathering initiative that yielded substantial results in 2016. In line with Mr. Richman’s recommendations, the Committee also considered Mr. Lubin’s leadership efforts in implementing a customer relationship management system and improving relationship profitability in his line of business.
With respect to Ms. Case, the Committee’s decision reflected the exceptional 2016 performance of the Company’s Commercial Real Estate (“CRE”) line of business that she oversees. The strong CRE performance included exceptional year-over-year loan and deposit growth, respectively, with such growth constituting a significant portion of the Company’s overall loan and deposit growth in 2016. Ms. Case’s line of business also experienced very strong asset quality metrics in addition to the substantial loan growth. In line with Mr. Richman’s recommendations, the Committee also considered Ms. Case’s leadership in managing the CRE line of business to achieve certain risk management objectives and in building and retaining a strong team in her business.
Based on each of these considerations and Mr. Richman’s recommendations, the Committee approved the annual incentive awards to the named executive officers set forth above at the levels recommended.
As described above, 25% of the 2016 annual incentive awards for each executive officer was deferred in the form of RSUs that vest over three years. All of our named executive officers are retirement eligible under the terms of these equity awards. This means that such awards will continue to vest on their normal vesting schedule if the executive voluntarily retires from the Company and is no longer active in the banking industry. The delayed settlement provision included in the RSUs related to the 2015 annual incentive awards, under which the actual distribution of the shares was generally deferred until six years from the grant date, was eliminated for the RSU grants related to the 2016 annual incentive grants as contemplated by the merger agreement.
Long-Term Incentives
For 2016 long-term incentives granted in early 2016, the Committee determined to continue the relative mix of equity vehicles that comprised the 2015 long-term incentive awards under which a large percentage of the award to executives is performance-based. With this mix of equity vehicles, an executive will likely realize the intended full value of the equity award only if the Company continues to perform well.

There was no specific target value for individual long-term equity awards to executives, expressed as a percentage of base salary or otherwise. However, prior to approving the awards, the Committee reviewed market and peer group equity award practices and considered its and the Board’s assessment of Mr. Richman’s performance as well as Mr. Richman’s recommendations for his direct reports based on his assessment of their differentiated individual performance and individual contributions to the strategic progress of the Company. For the executive officers that report to him, Mr. Richman recommended a pool for long-term incentives equal to approximately 80% of the executives’ aggregate 2015 base salaries. Individual award recommendations were then adjusted from this guideline based on relative performance rankings, while also taking into account each executive’s positioning against the 75th percentile of a broad market survey of total direct compensation. Mr. Richman believed that due to the Company’s strong performance over the past few years relative to peers, positioning executives’ total direct compensation near the 75th percentile was appropriate and would offer strong retention benefits. With respect to Mr. Richman’s award, the Committee considered that a long-term equity incentive should serve as a reward for strong performance. The Committee believed that the size of Mr. Richman’s 2016 long-term incentive should be increased from the prior year due to the Company’s strong performance.
Based on these considerations, the Committee approved the following awards:

	2016 Long-Term Incentive Awards
Name	Aggregate Value of 2016 Long-Term Incentive ($)(1)	% of 2015 Base Salary	PSUs [50% of Award Value] (# at Target)	RSUs(2) [25% of Award Value] (#)	Options(3) [25% of Award Value] (#)
Larry D. Richman	2,200,000	220	28,416	16,115	35,722
Kevin M. Killips	490,000	90	6,329	3,589	7,511
Bruce R. Hague	400,000	80	5,167	2,930	6,131
Bruce S. Lubin	440,000	89	5,683	3,223	6,744
Karen B. Case	365,000	89	4,715	2,674	5,595

(1)
Prior to the accounting valuation impacts of (a) lack of marketability discounts associated with delayed settlement of vested shares under the PSUs and RSUs and (b) the TSR performance factor for PSUs.

(2)
One-third of the RSUs vested on March 1, 2017, and the remaining two-thirds will vest in equal portions on March 1, 2018 and March 1, 2019. For all executives other than Mr. Richman, the shares underlying vested RSUs comprising a portion of this 2016 long-term equity incentive award are generally not distributable until the earliest of March 1, 2022, the holder’s death or disability, or in certain instances relating to a change in control as defined in IRC Section 409A, in each case, subject to clawback provisions. For Mr. Richman, the underlying shares are generally not settled until he resigns or otherwise separates from the Company.

(3)	The exercise price of the options is $34.13, the closing price of our common stock on the grant date. The options vest 100% on March 1, 2019.
The terms of the PSUs are generally similar to our 2015 PSUs. The amount earned under 2016 PSUs is tied to our long-term financial performance and links the executive’s compensation to the attainment of pre-established higher profitability levels as well as relative TSR, each measured over a three-year period. The number of PSU shares to be earned will depend in part on our EPS performance relative to a specified three-year cumulative EPS target over the 2016-2018 performance period. We chose EPS as the metric to align executive and stockholder interests as we believe EPS is the metric that is most influential in driving stock price changes, a key focus of our stockholders. The three-year performance target was set at a level considered by the Committee to be challenging, but reasonably achievable if management successfully executes the three-year business plan in place at the time of grant. If the minimum EPS performance threshold is not met, no shares of common stock will vest at the end of the performance period. If the cumulative EPS performance exceeds a specified target level after the first two years, then the number of PSU shares which may vest will be at least 33.5% of target. If 2018 EPS is less than a specified level, the award may not exceed 100% of target (regardless of the three-year cumulative earnings performance), prior to consideration of relative TSR performance. Based solely on EPS performance, the PSUs could vest and convert into shares at 0% to 150% of the target size of the award.
After assessment of EPS performance against the PSU metrics, the number of shares to vest and be issued upon settlement will be further adjusted by reference to a TSR factor which can range from 0.67 to 1.33 based on our three-year TSR percentile ranking relative to the banks included in the KRX index (which is KBW’s index of 50 regional banks). The Committee chose to use relative TSR as a factor that could increase or decrease the ultimate vesting and payout of the PSUs because it believes such factor aligns with the economic impact to our stockholders of stock price changes.

TSR performance above the 80th percentile of the KRX is required to maximize the TSR factor (1.33x) while performance below the 20th percentile of that comparator group results in the lowest TSR factor (0.67x), with linear interpolation between these two points. In no event may the TSR factor exceed 1.00x if our three-year TSR is negative. In other words, the TSR factor will provide no upside potential if our three-year TSR is negative, regardless of our relative ranking against the KRX index.
To further enhance alignment with long-term stockholder value, PSUs will not settle and convert into common stock until early 2021, two years after vesting, subject to clawback in certain circumstances.
Minimum Vesting Levels for PSUs Awarded to Executive Officers in 2015
As previously disclosed in our 2015 proxy statement, the PSUs awarded to our executives in 2015 will vest only if we achieve a specified cumulative EPS target over the 2015-2017 period. The PSUs will be settled and converted into common stock in early 2020 (two years after vesting in early 2018), subject to clawback in certain circumstances. The number of shares of common stock issued upon settlement can range from 0% to 200% of target, depending on our three-year cumulative EPS and relative TSR. However, the 2015 PSUs contain a provision under which they will settle for no less than 33.5% of target (subject only to continued employment through the vesting date in early 2018 and any application of the clawback) if our two-year (2015-2016) cumulative EPS exceeded $4.45/share.
Our 2015-2016 cumulative GAAP EPS was $4.89. However, pursuant to the previously disclosed terms of the PSUs, such amount was adjusted to reflect the after-tax impact of securities gains/losses and, pursuant to the merger agreement, to exclude the effect of merger-related costs, resulting in a 2015-2016 cumulative EPS (adjusted) for purposes of the PSUs of $4.93, which exceeded the two-year EPS threshold. Therefore, pursuant to their terms, our executives’ 2015 PSUs will settle in 2020 for at least 33.5% of target, subject to continued employment through vesting and any application of clawback, as follows:

Name	Minimum # of Shares of Common Stock into which 2015 PSUs will Settle (subject to continued employment)
Larry D. Richman	7,566
Kevin M. Killips	2,246
Bruce R. Hague	1,773
Bruce S. Lubin	1,986
Karen B. Case	1,631
Actual settlement amounts will depend on our 2017 EPS, as well as our three-year (2015-2017) TSR relative to the index. For more information about the 2015 PSUs, please see our 2016 proxy statement filed with the Securities and Exchange Commission on April 18, 2016 under “Compensation Discussion and Analysis—What We Pay and Why We Pay It – Long-Term Incentives – Performance-Based.”
Vesting of PSUs Awarded to Executive Officers in 2014
As previously disclosed in our 2015 proxy statement, the PSUs awarded to our executives in 2014 would vest only if we achieved a specified cumulative EPS target over the 2014-2016 performance period. The metrics and earnout schedule under the 2014 PSUs were as follows:

2014 PSU Earnout Schedule
	Threshold	Target	Superior
Performance Metric: Cumulative EPS (adjusted) 2013-2015	$4.66	$5.35	$5.70
% of Target PSUs earned	50%	100%	150%
Our GAAP 2014-2016 cumulative EPS was $6.83. However, pursuant to the previously disclosed terms of the PSUs, such amount was adjusted to reflect the after-tax impact of securities gains/losses and, pursuant to the merger agreement, to exclude the effect of merger-related costs, resulting in a final three-year EPS (adjusted) for purposes of the PSUs of $6.86. This number exceeded the three-year EPS “superior” metric. Therefore, our executives’ 2014 PSUs vested in February 2017 at the “superior” level, or 150% of target prior to application of the relative TSR factor. Our TSR of 87.9% for the three-year period of 2014-2016 ranked fourth out of the 46 banks in the KBW index, or the 91st percentile. This resulted in a maximum TSR factor of 133%, producing overall vesting at the maximum of 200% of target. Subject to any potential application of the clawback, the number of shares our named executive officers will receive upon settlement of these PSUs will be:

Name	# of Shares of Common Stock into which 2014 PSUs will Settle (subject to any application of clawback)
Larry D. Richman	39,128
Kevin M. Killips	14,986
Bruce R. Hague	11,656
Bruce S. Lubin	13,320
Karen B. Case	10,822
For more information about the 2014 PSUs, please see our 2015 proxy statement filed with the Securities and Exchange Commission on April 11, 2015 under “Compensation Discussion and Analysis—The Elements of Our Compensation Program – 2013 Compensation – Long-Term Incentives: Performance-Based Long-Term Incentives.”
How We Make Compensation Decisions
Risk Considerations
In 2016, management and the Committee continued and formalized their respective considerations of risk and compliance matters in connection with executive compensation decisions as a means of integrating risk actions and impacts into the incentive compensation decision-making process so as to assist the Company’s incentive programs in balancing the Company’s short term results with long-term stability. Actions included:

•
An assessment by the Risk and Compliance departments for the Committee of our incentive programs in the context of applicable regulatory guidance. This assessment concluded that our incentive programs, including our executive compensation programs, generally conform to the principles set forth in applicable regulatory expectations.

•	The addition of specific objectives relating to risk and compliance considerations in many executives’ 2016 performance objectives at the recommendation of the Risk and Compliance departments.

•
The addition of a formal assessment by the Risk department, at the direction of the Company’s Chief Risk Officer, of certain risk- and compliance-related actions taken by the specific lines of business, and certain individuals, prior to finalization of the allocation of the annual incentive bonus pool to the lines of business and support groups. No factors arose from this assessment that indicated any changes to the proposed allocations to our named executive officers should be made.

•
The presentation to the CEO by the Chief Risk Officer of his judgment of executive accountability relating to certain risk- or compliance-related matters that arose during the year. The CEO then discussed each of these risk considerations regarding each executive officer with the Committee prior to the Committee approving executives’ incentive awards.

Management and the Committee periodically evaluate the risks involved with compensation programs and do not believe any of our compensation programs create risks that are reasonably likely to have a material adverse impact on us.
Risk Mitigation Factors in Incentive Programs
Based on its belief that incentives should reward short-term results, while also encouraging executive focus on the long-term stability and success of our organization, the Committee adopted incentive compensation programs with features that help to mitigate incentive compensation risk without diminishing the incentivizing nature of the compensation. We believe our compensation programs encourage and reward prudent business judgment and appropriate risk-taking over the short term and the long term.

Since base salary is fixed and a relatively small percentage of total direct compensation, we do not believe it encourages risk-taking. With respect to our annual incentive and long-term equity programs, we believe they contain appropriate risk mitigation factors, as summarized in the table below.

Summary of Key Risk Mitigation Factors in 2016 Executive Compensation Program
	Risk Mitigation Factor	Description
Annual Incentives	• Multiple Performance Metrics
To ensure executive focus remained on various equally important parts of our operations, our 2016 annual incentive plan contained four metrics based on profitability, granularity of deposits, credit quality and non-interest income.

	• Deferral Feature	25% of the 2016 award is deferred in RSUs which vest over three years. This focuses executives on the Company’s long-term success.
	• Clawbacks	Applicable clawbacks are set forth in various laws and regulations, as well as our omnibus incentive plan.
	• Award Cap	Our annual incentive program limits the size of executives’ annual incentives to 125% of the product of their target award and the Company’s annual incentive bonus pool funding percentage.

Long-Term Equity Incentives	• Multiple Performance Factors	Our PSUs have both an absolute EPS metric, and TSR relative to a pre-established index.
	• Long Performance Period	Our PSUs have a three-year performance period, which balances the incentivizing nature of the award with an executive’s focus on the long-term success and stability of the organization.
	• Clawbacks	In addition to the applicable clawbacks described above, our PSUs contain a risk-based clawback. See “—Additional Information – Clawback Policies.”
	• Stock Ownership Guidelines and Anti-Hedging/Pledging Policy	Together, these ensure executives maintain the risk of ownership in a significant number of shares to align their interests with those of stockholders.
• Deferred Settlement on Executives RSUs and PSUs
The underlying shares are not distributed to executives until, in most cases, three years (for RSUs) or two years (for PSUs) after vesting. For our CEO, the shares underlying his 2016 RSUs granted as part of his long-term incentive award will generally not settle until he resigns or otherwise separates from the Company.

	• 3-Year Cliff Vesting on Options	Focuses executives on the long-term value of the Company.

Duties and Process of the Committee
The Committee operates under a written charter adopted by the Board, which is available on our website at http://investor.theprivatebank.com under “Governance Documents.”  Under its charter, the Committee, among other things:

•	in collaboration with management, develops our executive compensation philosophy and monitors the overall effectiveness of our executive program;

•	reviews and approves the compensation of our CEO and other executive officers;

•	approves an annual bonus plan, including setting metrics;

•	administers our long-term incentive program, including granting of equity and setting vesting and other terms;

•	establishes, and reviews compliance with, executive stock ownership guidelines;

•	reviews and approves our peer group;

•	has authority and funding to retain and pay for an independent compensation consultant;

•	considers the independence of its compensation advisers prior to engaging or receiving advice from them; and

•	reviews compensation plans to ensure they do not incentivize imprudent risk-taking.
Considerations in Executive Compensation Decisions
In making its decisions, the Committee takes into account relevant factors including:

•	desirable mix of fixed to variable pay; short- to long-term incentives; and cash to equity;

•
comparative factors, including local market conditions, compensation survey data, peers’ proxy compensation information, peers’ relative performance data and competitive trends in executive compensation in our industry;

•	our financial performance and, where applicable, the financial performance of business units overseen by an executive;

•	stockholder return;

•	incentive, motivation and retention considerations;

•	individual performance and total compensation data, including a history of all cash, equity, perquisites and benefits, compiled for each executive;

•	risks to the Company resulting from actions taken by executives;

•	tax, accounting and other factors affecting our cost of compensation;

•	equity burn rate and share utilization considerations;

•	applicable regulatory guidance;

•	the results of annual stockholder vote results on “say on pay” proposals;

•	guidelines, analyses and commentary of various proxy advisory firms;

•	recommendations of the CEO with respect to other executive officers;

•	insights from the Committee’s compensation consultant; and

•	alignment of performance factors with long-term strategic goals.

Compensation Consultant
The Committee retained Willis Towers Watson (“WTW”) as its independent consultant beginning in August 2014. WTW’s consultants reported directly to the Committee and, under its direction, performed the following functions:

•	prepared pay-for-performance analyses for the Committee;

•	advised the Committee on executive compensation planning for 2016 and 2017, including various planning actions in connection with the merger;

•	kept the Committee abreast of key executive compensation and regulatory practices;

•	reviewed executive officer pay recommendations;

•	reviewed this Compensation Discussion and Analysis;

•	assisted the Committee with its review of director compensation; and

•	prepared various executive compensation and Company performance comparisons against peers and market to assist the Committee in fulfilling its duties.

Representatives of WTW attend all Committee meetings unless advised otherwise by the Committee.

The Committee considered the following to assess the independence of WTW and determined that its work did not raise any conflicts:

Factors Considered in Assessing Compensation Consultant Independence
WTW provided no services to the Company other than executive compensation advice	No relationships exist between any individual advisor at WTW and any Committee member
Fees received by WTW from work for the Committee were an insignificant portion of its annual revenues	No relationships exist between WTW (or its employees working on the engagement for the Committee) with our executive officers
WTW’s policies and procedures designed to prevent conflicts of interest	No individuals at WTW who advise the Committee directly own our common stock
Peer Group
The Committee, with advice from WTW and management, regularly reviews our peer group and related selection criteria. The Committee reviews our executive compensation against peer data (as well as market survey data) to assess the overall structure of our compensation program and to confirm that final compensation decisions are within general industry practices. It uses that information as one among many factors it considers when making its final executive compensation decisions but does not adjust pay to specific peer or market comparisons.
Prior to 2015, our peer group, and the criteria used to select it, remained relatively stable. However, in late 2015 the Committee, based on management’s recommendation, expanded its peer group assessment to consider not only numerical and size parameters, but also detailed analyses of individual company business models and their comparability to that of the Company’s. Based on this enhanced analysis as described below, the Committee approved the following peer group:

Associated Banc-Corp	Fulton Financial Corporation	Sterling Bancorp
Boston Private Financial Holdings, Inc.	Hancock Holding Co.	Texas Capital Bancshares Inc.
Commerce Bancshares Inc.	IBERIABANK Corporation	UMB Financial Corp.
Cullen/Frost Bankers Inc.	MB Financial Inc.	Webster Financial Corporation
First Horizon National Corp.	PacWest Bancorp	Western Alliance Bancorp
First Midwest Bancorp Inc.	Prosperity Bancshares, Inc.	Wintrust Financial Corp.
FirstMerit Corp.(1)	Signature Bank

(1)	FirstMerit Corp. was acquired in August 2016, but was part of the peer group that was used in connection with 2016 compensation decisions made in early 2016.
The Committee first considered companies that fit the following criteria: (1) publicly-traded banks with assets between $10 billion and $30 billion (narrowed slightly from prior years’ evaluations in order to select peers closer to our asset size); (2) market capitalization between $1 billion and $10 billion (unchanged from the prior year); and (3) total commercial loans greater than 30% of total loans (excluding commercial real estate loans from the comparisons to exclude those banks that are more heavily-weighted to commercial real estate lending and related risks).
Prior to selecting the final peer group, the business models of the companies that met these criteria, as well as certain other companies considered by management, were then analyzed on many factors, including the following: commercial real estate (CRE) loans as a percent of total loans; total commercial and CRE loans as a percent of total loans; net interest income as a percent of operating revenue; total number of offices (to understand each bank’s retail banking/branch presence); loan-to-deposit ratio; net interest margin; fee income products; and trust business or other assets under management. At no point in the analysis did the Committee or management consider stock price performance or the executive compensation levels of the companies in the new peer group prior to selection.
At the beginning of 2016, the peer group companies had:

•	Asset sizes ranging from $7.5 billion to $33.5 billion (average of $20.7 billion) compared to the Company’s assets of $17.3 billion;

•	Market capitalization ranging from $946 million to $8.0 billion (average of $3.1 billion) compared to the Company’s market capitalization of $3.2 billion; and

•	Loan portfolios with strong concentrations in the commercial sector.

Decision-Making Process and Role of Executive Officers
The Committee seeks periodic input and recommendations from senior management, other directors and its independent compensation consultant. The executives support the Committee in the discharge of its responsibilities by providing, among other things, individual and Company performance data, tax and accounting information, risk and compliance data, and legal and corporate governance analysis and recommendations. The Committee meets regularly in executive session to discuss matters and take final actions, often with the participation of its independent compensation consultant. The Committee also requested and considered advice from internal legal counsel and has the authority and funding to hire independent legal counsel. From time to time, other members of the Board may be invited to participate in the Committee’s discussions. Neither the CEO nor any other executive participates in the Committee’s deliberations with respect to CEO compensation, except that, at the request of the Committee, the Company’s General Counsel and Chief Human Resources Officer may advise the Committee and respond to its inquiries during such deliberations.
Additional Information
Clawback Policies
Our clawback policy allows us to recoup annual and long-term incentive compensation paid to executive officers if the criteria upon which it was based is determined to have been incorrect or incomplete, or where the recipient engaged in illegal, dishonest, fraudulent or intentional misconduct that materially impacted the size of the award. The clawback rights apply during the three-year period following the date that a bonus was made or the date that restrictions on restricted shares lapse.
Under our Amended and Restated 2011 Incentive Compensation Plan (under which we grant both annual and long-term incentive awards), we may recover awards if we are required to prepare an accounting restatement due to material non-compliance with financial reporting requirements and the recipient engaged in certain misconduct leading to that restatement. Subject to any applicable laws, the amount to be recovered would be the amount by which an applicable award exceeded the amount that would have been payable had the financial statements been originally filed with the restated numbers, or a greater or lesser amount as determined by the Committee. In addition to recoupment, the plan explicitly permits us to recover the value of the clawed-back awards by withholding payment of future compensation increases (including discretionary bonuses) or future grants of awards under the plan that otherwise would have been made.
Further, the PSUs granted to our executive officers since 2013 contain a clawback under which we may recoup all or a portion of vested amounts during the two years following the performance period if (a) the cumulative EPS metric on which the award is based is incorrect or if an executive engaged in illegal or fraudulent conduct in order to increase the size of the award; (b) required under applicable laws and regulations; or (c) an executive officer is deemed to be responsible for misconduct, material errors, a failure of risk oversight or a failure to establish appropriate risk controls, any of which materially and negatively impacts the Company.
Employment Agreements
We entered into employment agreements with our CEO and the other named executive officers at the time they joined the Company in 2007 (2009 for Mr. Killips). The agreements were based on our assessment of then-current competitive practice, recruitment considerations, input from the Committee’s compensation consultant and legal counsel at that time and negotiations with the executives. None of these agreements was amended in 2016, but in connection with our entry into the merger agreement, Mr. Richman entered into a new employment agreement with CIBC that will replace his existing employment agreement if the merger is completed. The agreements offer certainty and stability to our executive management team, particularly in light of consolidation that has occurred and is likely to continue. The agreements set forth each executive’s position, minimum base salary and annual bonus targets and also provide for severance benefits if the executive is involuntarily terminated in connection with or outside a change in control or voluntarily terminates their employment in circumstances constituting “good reason.” The agreements also contain various confidentiality and restrictive covenants that are appropriate to protect the Company’s interests. Overall, we believe these agreements are necessary to retain the executive talent needed to execute our strategies.

Executive Benefits and Perks
Our executives are eligible to participate in the benefit programs we provide to our employees generally. We maintain a non-qualified deferred compensation plan under which executives and certain other employees may defer a portion of current cash compensation. We do not provide matching or other contributions (other than earned interest) under that plan. See “Executive Compensation—2016 Nonqualified Deferred Compensation.” We provide most executives with a fixed monthly allowance to cover club dues, which amount varies by executive. We also provide Mr. Richman with a driver, who is a Company employee who provides both transportation and security services for Mr. Richman, to enhance Mr. Richman’s efficiency in the discharge of his duties.
Practice Regarding Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code (the “Code”), limits the tax deductions by public companies for compensation paid or provided to certain executive officers. Section 162(m) generally disallows the ordinary business expense deduction for compensation in excess of $1,000,000 paid to the CEO and the three most highly compensated individuals other than the CEO and Chief Financial Officer who are employed as executive officers at year-end and included as named executive officers in the proxy statement. However, the deduction for certain performance-based compensation is excluded from the Section 162(m) limits if, among other things, it is paid pursuant to plans approved by stockholders of the Company, such as the Company’s current Amended and Restated 2011 Incentive Compensation Plan. The Committee’s practice with respect to Section 162(m) is to consider the after-tax cost of compensation awards and generally seek to qualify such compensation for deductibility where practicable but will also take other non-tax considerations into account in making compensations decisions. As a result, it is possible that not all compensation will be designed to be tax deductible under Section 162(m), and even if it is so designed, taxing authorities could challenge the structuring of certain arrangements, which could result in such compensation being non-deductible under Section 162(m).

EXECUTIVE COMPENSATION
Summary Compensation Table
The following table shows cash and non-cash compensation for the years ended December 31, 2016, 2015 and 2014, for the Company’s “Principal Executive Officer,” the Company’s “Principal Financial Officer,” and for the next three most highly compensated executive officers during 2016. We refer to these five individuals as our “named executive officers” throughout this proxy statement. As explained in footnote 2 to this table, information is presented in accordance with SEC proxy disclosure rules that specify valuation methodologies and require allocations of equity awards to certain years that may not coincide with the Company’s performance periods. See “Compensation Discussion and Analysis—Pay for Performance Analysis” for more information.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value & Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation ($)		Total ($)
Larry D. Richman President and CEO (Principal Executive Officer)	2016	1,025,000	—	1,627,862	554,727	1,387,500	(4)	—	190,595	(7)	4,785,684
	2015	995,833	—	1,252,621	404,047	1,275,000	(5)	—	128,036		4,055,537
	2014	970,833	—	729,037	292,308	978,961	(6)	—	135,641		3,106,780

Kevin M. Killips Chief Financial Officer (Principal Financial Officer)	2016	557,500	—	396,657	123,556	525,000	(4)	—	19,147	(8)	1,621,860
	2015	542,500	—	390,186	119,956	457,500	(5)	—	18,502		1,528,644
	2014	527,500	—	278,075	111,946	416,250	(6)	—	18,938		1,352,709

Bruce R. Hague President, National Commercial Banking	2016	510,417	—	336,844	100,855	468,750	(4)	—	57,033	(8)	1,473,899
	2015	498,083	—	318,783	94,692	431,250	(5)	—	55,968		1,398,776
	2014	486,500	—	216,298	87,075	375,000	(6)	—	56,486		1,221,359

Bruce S. Lubin President, Illinois Commercial Banking	2016	507,500	—	365,012	110,939	468,750	(4)	—	39,894	(8)	1,492,095
	2015	492,500	—	355,308	106,065	450,000	(5)	—	39,331		1,443,204
	2014	477,500	—	247,173	99,511	412,500	(6)	—	39,836		1,276,520

Karen B. Case President, Commercial Real Estate Banking	2016	443,334	—	298,978	92,038	445,500	(4)	—	41,528	(8)	1,321,378
	2015	404,250	—	287,337	87,120	356,250	(5)	—	37,392		1,172,349
	2014	372,833	—	200,824	80,851	311,250	(6)	—	40,812		1,006,570

(1)
For 2016, 2015 and 2014, amounts represent the aggregate grant date fair value of time-vested restricted stock units (“RSUs”) and performance share units (“PSUs”) granted in such years, each as computed in accordance with FASB ASC Topic 718. Grant date fair value for all RSU awards is determined based on the closing price-per-share of our Common Stock on the date of grant adjusted for a lack of marketability discount due to delayed settlement of the awards. Lack of marketability discounts in 2016, 2015 and 2014 range from 18%-32%. The amounts do not reflect amounts actually paid to, or realized by, the named executive officers in any such year.

The grant date fair value of the PSUs awarded in 2016, 2015 and 2014 is calculated in accordance with FASB Topic 718 based on the probable outcome of the performance conditions at the time of grant, adjusted for a lack of marketability discount of 20% in each year due to delayed settlements. Set forth below are the grant date fair values of the PSUs awarded in each year calculated assuming: (i) the probable outcome of the performance conditions for each program as discussed in the prior sentence, which amount is included in the “Stock Awards” column of this Summary Compensation Table and (ii) achievement of the maximum levels of performance (which is the dollar value attributed to the original award multiplied by 200% for 2016, 2015 and 2014). The 2014 PSUs vested February 28, 2017 at the maximum performance level.

Name	Year	Grant Date Fair Value of PSUs Assuming Probable Outcomes at Time of Grant ($)	Grant Date Fair Value of PSUs Assuming Achievement of Maximum Performance Levels ($)
Larry D. Richman	2016	921,815	1,843,630
	2015	696,552	1,393,104
	2014	508,664	1,017,328
Kevin M. Killips	2016	205,313	410,626
	2015	206,782	413,564
	2014	194,818	389,636
Bruce R. Hague	2016	167,617	335,234
	2015	163,267	326,534
	2014	151,528	303,056
Bruce S. Lubin	2016	184,356	368,712
	2015	182,851	365,702
	2014	173,160	346,320
Karen B. Case	2016	152,955	305,910
	2015	150,191	300,382
	2014	140,686	281,372
For further information on the stock awards granted in 2016, see the 2016 Grants of Plan-Based Awards table below. The Company’s accounting policy and assumptions for stock-based compensation are described in Notes 1 and 15 to the Company’s audited financial statements included in its 2016 Annual Report on Form 10-K.

(2)
Amounts represent the value of time-vested stock options granted during 2016, 2015 and 2014 computed in accordance with FASB ASC Topic 718. The Company’s accounting policy and assumptions for stock-based compensation are described in Notes 1 and 15 to the Company’s audited financial statements included in its 2016 Annual Report on Form 10-K.

(3)	The Named Executive Officers who participate in the Deferred Compensation Plan did not earn interest at a rate exceeding 120% of the Applicable Federal Rate.

(4)
Portions of the annual incentives awarded to the Named Executive Officers for 2016 were granted as time-vested RSUs. The grants were made in February 2017 and do not appear in the Summary Compensation Table, which reflects only cash incentive compensation earned in 2016 and stock awards granted during 2016. The value of such RSUs made in February 2017 under the Company’s 2016 annual incentive plan were as follows: Mr. Richman - $462,500; Mr. Killips - $175,000; Mr. Hague - $156,250; Mr. Lubin - $156,250 and Ms. Case - $148,500.

(5)
Portions of the annual incentives awarded to the Named Executive Officers for 2015 were granted as time-vested RSUs. Because such grants were made in February 2016, they appear in the total for “Stock Awards” for 2016. The values of such RSUs made in February 2016 under the Company’s 2015 annual incentive plan were as follows: Mr. Richman - $287,164, Mr. Killips - $103,039; Mr. Hague - $97,136; Mr. Lubin - $101,356 and Ms. Case - $80,231. These values reflect an adjustment for a lack of marketability discount resulting from the delayed settlement of the awards.

(6)
Portions of the annual incentives awarded to the Named Executive Officers for 2014 were granted as time-vested RSUs. Because such grants were made in February 2015, they appear in the total for “Stock Awards” for 2015. The values of such RSUs made in February 2015 under the Company’s 2014 annual incentive plan were as follows: Mr. Richman - $226,364; Mr. Killips - $96,243; Mr. Hague - $86,706; Mr. Lubin - $95,389 and Ms. Case - $73,834. These values reflect an adjustment for a lack of marketability discount resulting from the delayed settlement of the awards.

(7)
In addition to an allowance for club membership dues totaling $25,730, matching contributions to the Company’s 401(k) plan, parking benefits, and restricted stock dividends, this amount also includes the $144,709 incremental cost to the Company of providing an employee as a driver for Mr. Richman. This amount represents approximately 75% of the total compensation and benefits costs incurred by the Bank which are estimated to be attributable to the employee and his driving-related duties (including compensation and benefits-related costs incurred for a former driver), plus maintenance, operating, insurance, other driver services and other costs paid by the Company. The driver uses Mr. Richman’s personal car for these purposes.

(8)
For Messrs. Killips, Hague, and Lubin and Ms. Case, this amount includes an allowance for club membership dues, restricted stock dividends, parking benefits, and matching contributions to the Company’s 401(k) plan (except for Mr. Killips). Club membership allowances for 2016 totaled $43,833 and $26,890 for Messrs. Hague and Lubin, respectively, and $28,800 for Ms. Case.

Plan-Based Award Grants in Last Fiscal Year
The following table shows incentive bonus compensation information and awards of RSUs, PSUs and stock options to each named executive officer in 2016 and the grant date fair value of the awards. The awards were made under our stockholder-approved Amended and Restated 2011 Incentive Compensation Plan. For a discussion of the terms of these awards, see “Compensation Discussion and Analysis—What We Pay and Why We Pay It – Summary of the Elements of Our 2016 Executive Compensation Program.”

2016 Grants of Plan-Based Awards
			Estimated Future Payouts Under Equity and Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity and Non-Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards(4)
		Grant	Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Type of Award	Date(1)	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Larry D. Richman	2016 Cash Incentive(5)	3/15/2016	386,250	965,625	1,810,547	—	—	—	—	—	—	—
	2016 PSU Incentive	3/15/2016	—	—	—	9,519	28,416	56,832	—	—	—	921,815	(6)
	2015 Bonus Deferral(8)	2/19/2016							12,452			287,164	(7)
	2016 Long-Term Incentive	2/19/2016	—	—	—	—	—	—	16,115	—	—	418,884	(7)
	2016 Long-Term Incentive	2/19/2016	—	—	—	—	—	—	—	33,722	$34.13	554,727	(7)

Kevin M. Killips	2016 Cash Incentive(5)	3/15/2016	151,200	378,000	708,750	—	—	—	—	—	—	—
	2016 PSU Incentive	3/15/2016	—	—	—	2,120	6,329	12,658	—	—	—	205,313	(6)
	2015 Bonus Deferral(8)	2/19/2016							4,468			103,039	(7)
	2016 Long-Term Incentive	2/19/2016	—	—	—	—	—	—	3,589	—	—	88,305	(7)
	2016 Long-Term Incentive	2/19/2016	—	—	—	—	—	—	—	7,511	$34.13	123,556	(7)

Bruce R. Hague	2016 Cash Incentive(5)	3/15/2016	169,125	422,813	792,773	—	—	—	—	—	—	—
	2016 PSU Incentive	3/15/2016	—	—	—	1,731	5,167	10,334	—	—	—	167,617	(6)
	2015 Bonus Deferral(8)	2/19/2016							4,212			97,136	(7)
	2016 Long-Term Incentive	2/19/2016	—	—	—	—	—	—	2,930	—	—	72,091	(7)
	2016 Long-Term Incentive	2/19/2016	—	—	—	—	—	—	—	6,131	$34.13	100,855	(7)

Bruce S. Lubin	2016 Cash Incentive(5)	3/15/2016	137,700	344,250	645,469	—	—	—	—	—	—	—
	2016 PSU Incentive	3/15/2016	—	—	—	1,904	5,683	11,366	—	—	—	184,357	(6)
	2015 Bonus Deferral(8)	2/19/2016							4,395			101,356	(7)
	2016 Long-Term Incentive	2/19/2016	—	—	—	—	—	—	3,223	—	—	79,300	(7)
	2016 Long-Term Incentive	2/19/2016	—	—	—	—	—	—	—	6,744	$34.13	110,939	(7)

Karen B. Case	2016 Cash Incentive(5)	3/15/2016	121,500	303,750	569,531	—	—	—	—	—	—	—
	2016 PSU Incentive	3/15/2016	—	—	—	1,580	4,715	9,430	—	—	—	152,955	(6)
	2015 Bonus Deferral(8)	2/19/2016							3,479			80,231	(7)
	2016 Long-Term Incentive	2/19/2016	—	—	—	—	—	—	2,674	—	—	65,792	(7)
	2016 Long-Term Incentive	2/19/2016	—	—	—	—	—	—	—	5,595	$34.13	92,038	(7)

(1)
On February 5, 2016, the Committee approved the grants (effective February 19, 2016) of (a) time-vested restricted stock units and stock options comprising 50% of each named executive officer’s 2016 long-term incentive award and (b) time-vested restricted stock units that represented 25% of each executive’s

2015 annual incentive award (see footnote 8 below for more detail). On March 15, 2016, the Committee approved grants (effective on the same date) of PSUs to each named executive officer representing the remaining 50% of each person’s 2016 long-term incentive award and also approved the 2016 annual bonus plan, for which the estimated future payout amounts were based on the named executive officers’ base salaries effective March 1, 2016.

(2)
Estimated future payout amounts reflect 75% (portion of named executive officers’ annual bonus opportunities paid in cash) of the potential aggregate bonus pool funding at threshold, target and maximum levels of performance and assume like percentage payouts to named executive officers. The remaining 25% of the annual bonus opportunity is intended to be awarded as time-vested RSUs. See footnote 5 for additional information on both of these elements of the annual bonus. The “threshold” level payout does not denote a minimum bonus as individual bonuses are not guaranteed regardless of the level of plan funding. For annual incentive awards, threshold payout of 40% of target reflects the Company meeting the minimum standard for all of the plan’s metrics, while the “maximum” level payout represents the Company achieving maximum performance on all metrics with that amount multiplied by 125%, which was the cap on the executives’ 2016 annual incentive bonuses.

(3)
The estimated future payout amounts reflect the payouts that are to be to be settled in shares of our common stock based on achieving pre-established threshold, target and maximum levels of cumulative earnings per share and relative total stockholder returns (measured against other banking companies), over the three-year performance period of 2016-2018. Performance below the threshold level of cumulative earnings per share goals will result in no payouts on the performance units. Solely for purposes of this table, total stockholder return performance relative to the pre-determined index is considered as follows: threshold is based on bottom fifth performance, target is based on median performance and maximum is based on top fifth performance. For more information regarding the terms of these PSUs, see the section titled “Long-Term Incentives” in the Compensation Discussion and Analysis.

(4)
The grant date fair values of all PSUs and RSUs reflect lack of marketability discounts ranging from 20% - 32% due to the transfer restrictions on the shares underlying the awards that result from the delayed settlement of the awards.

(5)
A total of 75% of the 2016 annual incentive award was paid in cash in early 2017. These amounts totaled $1,387,500, $525,000, $468,750, $468,750 and $445,500 for Messrs. Richman, Killips, Hague and Lubin and Ms. Case, respectively. The remaining 25% was granted in February 2017 as time-vested RSUs which will be reflected in the “All Other Stock Awards” column in our 2018 Proxy Statement.

(6)
Represents the grant date fair value of the PSU awards determined in accordance with FASB ASC Topic 718 based on the probable outcome of the performance condition at the time of grant, adjusted for a lack of marketability discount due to delayed settlement.

(7)
Represents the grant date fair value of the time-vested RSU awards and time-vested stock options determined in accordance with FASB ASC Topic 718, adjusted in the case of RSUs for a lack of marketability discount due to delayed settlement.

(8)
75% of the executive’s 2015 annual incentive award was paid in cash in early 2016. The remaining 25%, reported as the “2015 Bonus Deferral” in this table, was granted effective February 19, 2016 as time-vested RSUs that vest ratably over three years and are settled three years following the last vesting date.

Outstanding Equity Awards at Fiscal Year End
The following table summarizes certain information for each named executive officer with respect to outstanding equity awards and the value of such awards, in each case as of December 31, 2016.
Outstanding Equity Awards as of December 31, 2016

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares/ Units of Stock that have not Vested (#)(1)		Market Value of Shares/ Units that have not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares/ Units/ Rights That Have Not Vested (#) (1)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Larry D. Richman	234,375	—		26.10	11/1/2017	3,505	(4)(5)	189,936	—		—
	54,305	—		17.95	2/22/2023	7,584	(4)(5)	410,977	—		—
	—	23,999	(3)	27.94	2/21/2024	6,187	(4)(6)	335,274	—		—
	—	25,508	(3)	35.16	2/20/2025	16,115	(4)(5)	873,272	—		—
	—	33,722	(3)	34.13	2/19/2026	12,452	(4)(6)	674,774	—		—
	—	—		—	—	39,128	(7)	2,120,346	—		—
	—	—		—	—	7,566	(8)	410,002	37,606	(8)	2,037,869
									28,416	(9)	1,539,863

Kevin M. Killips	42,641	—		14.30	2/10/2019	1,342	(4)(6)	72,723	—		—
	24,547	—		14.99	4/1/2021	2,251	(4)(6)	121,982	—		—
	23,958	—		17.95	2/22/2023	2,630	(4)(6)	142,520	—		—
	—	9,191	(3)	27.94	2/21/2024	3,589	(4)(6)	194,488	—		—
	—	7,573	(3)	35.16	2/20/2025	4,468	(4)(6)	242,121	—		—
	—	7,511	(3)	34.13	2/19/2026	14,986	(7)	812,091	—		—
	—	—		—	—	2,246	(8)	121,711	11,164	(8)	604,977
	—	—		—	—				6,329	(9)	342,969

Bruce R. Hague	—	7,149	(3)	27.94	2/21/2024	1,044	(4)(6)	56,574	—		—
	—	5,978	(3)	35.16	2/20/2025	1,777	(4)(6)	96,296	—		—
	—	6,131	(3)	34.13	2/19/2026	2,370	(4)(6)	128,430	—		—
	—	—		—	—	2,930	(4)(6)	158,777	—		—
	—	—		—	—	4,212	(4)(6)	228,248	—		—
	—	—		—	—	11,656	(7)	631,639	—		—
	—	—		—	—	1,773	(8)	96,079	8,815	(8)	477,685
									5,167	(9)	280,000

Bruce S. Lubin	78,125	—		26.10	11/1/2017	1,193	(4)(6)	64,649	—		—
	23,103	—		14.99	4/1/2021	1,990	(4)(6)	107,838	—		—
	21,562	—		17.95	2/22/2023	2,607	(4)(6)	141,273	—		—
	—	8,170	(3)	27.94	2/21/2024	3,223	(4)(6)	174,654	—		—
	—	6,696	(3)	35.16	2/20/2025	4,395	(4)(6)	238,165	—		—
	—	6,744	(3)	34.13	2/19/2026	13,320	(7)	721,811	—		—
	—	—		—	—	1,986	(8)	107,621	9,872	(8)	534,964
									5,683	(9)	307,961

Karen B. Case	78,125	—		26.10	11/1/2017	969	(4)(6)	52,510	—		—
	14,440	—		14.99	4/1/2021	1,635	(4)(6)	88,601	—		—
	15,015	—		14.39	2/22/2022	1,967	(4)(6)	106,592	—		—
	13,420	—		17.95	2/22/2023	2,674	(4)(6)	144,904	—		—
	—	6,638	(3)	27.94	2/21/2024	3,479	(4)(6)	188,527	—		—
	—	5,500	(3)	35.16	2/20/2025	10,822	(7)	586,444	—		—
	—	5,595	(3)	34.13	2/19/2026	1,631	(8)	88,384	8,109	(8)	439,427
									4,715	(9)	255,506

(1)
Holders of unvested RSU awards granted in 2014, 2015 and 2016, and unvested PSU awards are entitled to dividend equivalent rights which are paid to the holder only upon settlement. Holders of restricted stock (but not RSUs or PSUs) have voting rights as if the underlying shares were beneficially owned by the holder.

(2)
Amounts represent the value of outstanding stock unit awards based on the closing price of our common stock on December 31, 2016, $54.19 per share, without regard to any lack of marketability discount associated with delayed settlement.

(3)	The vesting schedule for stock options for each named executive officer is as follows:

Vesting Date	Larry D. Richman	Kevin M. Killips	Bruce R. Hague	Bruce S. Lubin	Karen B. Case
3/1/2017	23,999	9,191	7,149	8,170	6,638
3/1/2018	25,508	7,573	5,978	6,696	5,500
3/1/2019	33,722	7,511	6,131	6,744	5,595
Total	83,229	24,275	19,258	21,610	17,733

(4)	The vesting schedule for RSUs for each named executive officer is as follows:

Vesting Date	Larry D. Richman	Kevin M. Killips	Bruce R. Hague	Bruce S. Lubin	Karen B. Case
3/1/2017	19,914	6,470	5,499	6,032	4,823
3/1/2018	16,408	5,125	4,454	4,837	3,851
3/1/2019	9,521	2,685	2,380	2,539	2,050
Total	45,843	14,280	12,333	13,408	10,724

(5)
After vesting, the shares underlying Mr. Richman’s RSUs are distributable to him by reference to the earlier of (a) his resignation or other termination of his employment with the Company for any reason or (b) the date limitations on tax deductibility of executive compensation expense under Section 162(m) of the Internal Revenue Code no longer apply to him.

(6)	The shares underlying the referenced RSUs are distributable three years following the last vesting date.

(7)
Represents PSUs with a three-year performance period ending December 31, 2016. The Committee certified in early 2017 that the material terms of the PSUs as they relate to the (a) 2014-2016 Cumulative EPS (adjusted) performance metric and (b) the relative TSR factor (measured against other banking companies), had both been satisfied with achievement for both at the “superior” level under the PSUs. As a result, the PSUs vested pursuant to their terms on February 28, 2017 (subject to all terms of the applicable award agreement) in the amounts indicated (settlement of which in shares of common stock will be two years later subject to all other conditions of the PSUs, including, without limitation, any application of the clawback provision).

(8)
Represents PSUs with a three-year performance period ending December 31, 2017. The shares underlying the PSUs will convert into shares of common stock on a one-to-one basis approximately two years following the vesting date. The number of PSUs earned will be based on the Company’s performance relative to pre-established threshold, target and maximum cumulative earnings per share goals for the three-year performance period. If the threshold (minimum) performance level is not achieved, the PSUs will be forfeited. After considering performance against the EPS metric, the number of PSUs will be further adjusted upward or downward by reference to a TSR factor which will be based on the Company’s TSR percentile ranking over the same three-year performance period as measured against an index of other banking companies. Pursuant to their terms, because cumulative EPS for the two years ended December 31, 2016 exceeded a pre-established level, the award will vest (assuming continued employment) at not less than 33.5% of the target award. As a result, this 33.5% amount is shown in the “Number of Shares/Units of Stock that have not Vested” column because, while not yet vested, these are no longer subject to performance-based vesting. The number of PSUs shown in the “Equity Incentive Plan Awards” column represents the maximum number of PSUs, minus the 33.5% amount, as performance is tracking above target level as of December 31, 2016. See “Compensation Discussion and Analysis—What We Pay and Why We Pay It – Minimum Vesting Levels for PSUs Awarded to Executive Officers in 2015” for more information.

(9)
Represents PSUs with a three-year performance period ending December 31, 2018. The shares underlying the PSUs will convert into shares of common stock on a one-to-one basis approximately two years following the vesting date. The number of PSUs earned will be based on the Company’s performance relative to pre-established threshold, target and maximum cumulative earnings per share goals for the three-year performance period. If the threshold (minimum) performance level is not achieved, the PSUs will be forfeited. After considering performance against the EPS metric, the number of PSUs will be further adjusted upward or downward by reference to a TSR factor which will be based on the Company’s TSR percentile ranking over the same three-year performance period as measured against an index of other banking companies. In this table, the target number of PSUs is shown as performance is tracking between threshold and target level performance as of December 31, 2016. For additional terms relating to these PSUs, see “Compensation Discussion and Analysis—What We Pay and Why We Pay It – Long-Term Incentives.”

2016 Option Exercises and Stock Vested
The following table shows the number of stock option awards exercised by each named executive officer in 2016 and the value realized on exercise. It also shows the number of shares acquired upon the vesting of restricted stock awards and PSUs and the value realized on vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)		Value Realized on Vesting(1) (2) ($)
Larry D. Richman	—	—	74,791	(3) (4)	3,419,906
Kevin M. Killips	—	—	29,534	(4)	1,342,220
Bruce R. Hague	17,806	462,433	19,554	(4)	919,442
Bruce S. Lubin	—	—	26,814	(4)	1,213,532
Karen B. Case	—	—	16,899	(4)	807,890

(1)
Includes PSUs granted in 2014 for which the three-year performance period ended on December 31, 2016. These PSUs vested at the superior level on February 28, 2017. While vested, the PSUs will not convert into shares of common stock (on a one-to-one basis) until two years after vesting. Nonetheless, per SEC guidance, they are included in the number of shares acquired on vesting because the performance period ended during 2016. The value realized by each executive officer is determined based on the closing price of our common stock on December 31, 2016, $54.19 per share.

(2)
In addition to amounts included pursuant to footnote 1, amounts include the aggregate dollar amount realized by the named executive officer upon the vesting of stock awards during 2016. The dollar amount represents the number of shares acquired or earned on vesting multiplied by the market closing price of our common stock on the vesting date.

(3)	Includes 32,570 RSUs that vested but for which settlement is deferred as described in footnote 5 of the table immediately above.

(4)
Includes RSUs that vested but for which settlement in common stock is deferred as described in footnote 6 of the table immediately above. The number of RSUs vested were 3,094; 3,784; 3,118; 3,493; and 2,771 for Messrs. Richman, Killips, Hague and Lubin and Ms. Case, respectively.

2016 Nonqualified Deferred Compensation
The table below sets forth information for each named executive officer with respect to (i) vested RSUs granted for services in prior years and vested PSUs granted for achievement of Company pre-established metrics, in both cases for which the underlying shares of common stock had not yet been delivered as of the beginning of 2016 (“Vested and Unsettled RSUs”) and (ii) activity in the PrivateBancorp, Inc. Deferred Compensation Plan (“DCP Plan”).
Vested and Unsettled RSUs and PSUs. The Vested and Unsettled RSUs generally were awarded for services in 2012, 2013 and 2014 for Mr. Richman and in 2013 and 2014 for Messrs. Killips, Hague, and Lubin and Ms. Case. The Vested and Unsettled PSUs were awarded for achievement of Company metrics for the performance period 2013-2015 for Messrs. Richman, Killips, Hague, and Lubin and Ms. Case.

•	Amounts shown as “Registrant Contributions” represent the RSUs vesting March 1, 2016 and PSUs vesting February 28, 2016 and attendant dividend equivalents accrued through the vest date;

•
Amounts shown as “Aggregate Earnings” reflect the change in market value during 2016 of the shares of Common Stock underlying Vested and Unsettled RSUs and PSUs, as well as dividend equivalents earned during 2016; and

•
Amounts shown as “Aggregate Balance” reflect the market value of the shares of Common Stock underlying Vested and Unsettled RSUs and PSUs, as well as accumulated dividend equivalents as of December 31, 2016.

DCP Plan. Our named executive officers and members of the Board of Directors of the Company and its subsidiaries are eligible to participate in the DCP Plan which is a non-qualified plan that permits participants to defer receipt of cash compensation otherwise payable to them. Except for an “earnings” credit on the deferred amounts, the Company does not provide any contributions or credits to participants under the DCP Plan.
Under the DCP Plan, named executive officers who participate in the plan may elect to defer up to 50% of annual base salary and 100% of annual incentive amounts (other than awards granted under any equity compensation plan). Directors may elect to defer up to 100% of their cash director fees. Amounts deferred are credited to an account maintained under the plan. This account reflects the Company’s liability to the participant; no funds are deposited into a trust or otherwise set aside to pay the deferred amounts. Amounts deferred will be paid at a future date, which may be the date of a change in control of the Company, or at termination of employment or service as a director, or as the participant may elect in advance. Payment is made in a lump sum or annual installments up to 10 years. All elections and payments under the plan are subject to compliance with requirements of Section 409A of the Code which may limit elections and require a delay in payment of benefits in certain circumstances.
While deferred, amounts are credited with “earnings” as if they were invested in either a fixed income account with interest credited based on the lower of our prime rate or 120% of the applicable federal rate, or in deferred stock units (“DSUs”), as the participant may elect at the time the amounts are deferred. The interest crediting rate during 2016 ranged from 2.32% to 3.15%. The balances of the participants’ accounts under the plan are adjusted from time to time, depending on the performance of the investment options elected. Upon distribution, the portion of the participant’s account credited to the fixed income option is paid in cash and the amount credited in DSUs is paid in shares of Company common stock.

Name	Plan or Award	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (3) ($)
Larry D. Richman	Vested and Unsettled RSUs and PSUs	—	2,118,976	1,783,318	(3,033)	6,116,510
	DCP Plan	—	—	—	—	—
Kevin M. Killips	Vested and Unsettled RSUs and PSUs	—	457,681	254,789	—	767,627
	DCP Plan	—	—	—	—	—
Bruce A. Hague	Vested and Unsettled RSUs and PSUs	—	475,217	261,229	—	779,354
	DCP Plan	25,521	—	75,342	—	318,302
Bruce S. Lubin	Vested and Unsettled RSUs and PSUs	—	416,042	231,169	—	696,243
	DCP Plan	—	—	5,900	—	222,967
Karen B. Case	Vested and Unsettled RSUs and PSUs	—	324,215	180,601	—	544,683
	DCP Plan	199,896	—	27,707	—	697,244

(1)
The balances reported in this column, $25,521 for Mr. Hague and $110,833 for Ms. Case are disclosed in the Summary Compensation Table as a portion of the salary earned in 2016 and the amount of $89,063 with respect to Ms. Case was disclosed in the prior year Summary Compensation Table as a portion of the non-equity incentive plan compensation for 2015.

(2)
Aggregate earnings include changes in the market value of the shares of common stock underlying Vested and Unsettled RSUs during 2016 and dividend equivalents earned on such units. With respect to our DCP Plan, aggregate earnings represents change in value of DCP investments, including earnings credited on the DCP investments. Of the balances reported in this column for Vested and Unsettled RSUs for Mr. Richman, $3,033 is included in the Summary Compensation Table as a part of all other compensation for 2016 as dividends paid on certain Vested and Unsettled RSUs. All other earnings are not above-market or preferential and thus are not reported in the Summary Compensation Table.

(3)
Of the aggregate balances reported in this column at the end of 2016 for the DCP Plan, $82,283, $194,958 and $167,900 (net of distributions) with respect to Messrs. Hague and Lubin, and Ms. Case, respectively, were included in the Summary Compensation Tables in previous years as a portion of salary and/or non-equity plan compensation earned in the relevant year. With respect to the balances reported in this column at the end of 2016 for the Vested and Unsettled RSUs, $1,637,217, $255,702, $252,268, $232,396 and $182,267 for Messrs. Richman, Killips, Hague and Lubin and Ms. Case, respectively, were included in the Summary Compensation Tables in previous years, representing the grant date fair value of the stock award adjusted for a lack of marketability discount due to the delayed settlement of the awards.

Potential Payments Upon Termination or Change in Control
Our employment agreements were entered into with Messrs. Richman, Killips, Hague and Lubin and Ms. Case at the time they joined us in 2007 (2009 for Mr. Killips). The agreements include the following provisions:

General Provisions	•	Title, duties and responsibilities

Compensation Provisions	•	Minimum level of base salary, subject to review and possible increase from time-to-time; decreases in base salary are limited to across-the-board salary reductions applicable to senior executives

	•	Participation in annual incentive plan with minimum target opportunity, equity awards, and other benefit and fringe benefit plans

Severance Protection	•
Triggered in event of involuntary termination without cause or voluntary resignation for good reason.  Good reason generally means: (a) a diminution in duties or seniority, (b) requiring the executive to relocate more than 50 miles from Chicago, (c) in the case of Mr. Richman, not re-electing him as a director, or (d) in the case of a named executive officer other than Mr. Richman, reducing base salary or target annual bonus opportunity (other than a proportionate reduction applicable to all executives unless that proportionate reduction occurs within two years of a change of control).

•
Severance benefits based on 100% (150% for Mr. Richman) of the sum of base salary plus the average annual bonus for the prior three years; plus a pro rata bonus for the year of termination based on the prior year’s bonus; subsidized health insurance coverage for 12 months (18 months for Mr. Richman)

Change in Control Protection	•
Triggered in event of involuntary termination without cause or voluntary resignation for good reason within two years following or six months prior to a change in control; in the case of Mr. Richman, “good reason” would include his voluntary termination of employment during the 90-day period beginning on the first anniversary of the date of a change in control

•
Severance benefits equal to a multiple (300% - Richman; 200% - Killips, Hague, Lubin, Case) of the sum of base salary and the higher of the prior year’s bonus or the average of the last three years’ annual bonuses, plus a pro rata bonus for the year of termination based on the prior year’s bonus, subsidized health insurance coverage for 24 months (36 months for Mr. Richman) and outplacement assistance

•
Full golden parachute excise tax gross-up if “parachute” payments exceed the threshold level for the golden parachute tax by more than 10%; if the excess is less than 10%, the payments will be reduced below the threshold (except in the case of Mr. Richman who is entitled to full golden parachute excise tax gross-up in all circumstances in which “parachute” payments exceed the threshold level for the golden parachute tax)

Confidentiality and Restrictive Covenants	•	Obligated to not disclose or misuse confidential information

•
While employed with the Company and for one year thereafter, precluded from (a) soliciting clients or customers to not do business with the Company, (b) soliciting employees to terminate their employment with the Company and (c) joining a competing financial institution

•
Breach of non-competition provision results in forfeiture of initial equity award received upon joining the Company and obligation to return any shares from such award then held or amounts realized upon sale of shares from those awards received during the three-year period preceding the date of termination

	•	Breach of other commitments subjects executive to suit for injunctive relief and damages
The following discussion looks at each termination of employment situation – voluntary resignation/retirement, discharge for cause, discharge without cause, resignation due to constructive discharge, death or disability, and a change in control of the Company, and describes additional amounts, if any, that the Company would have paid or provided to Messrs. Richman, Killips, Hague, Lubin or Ms. Case or their beneficiaries as a result. The discussion below and the amounts shown reflect certain assumptions we have made in accordance with the SEC’s rules. The discussion and the amounts reflected in the tables do not give effect to the proposed merger transaction with CIBC. In addition to any assumptions set forth in footnotes to the tables, these assumptions are that the termination of employment or change in control occurred on December 31, 2016 and that the value of a share of our stock on that day was $54.19, the closing price on December 31, 2016.

In addition, the following discussion and amounts only include the payments and benefits that are enhanced by the termination of employment or change in control. Payments and benefits at termination that are not reflected include:

•	benefits accrued under the Company’s KSOP in which all employees are eligible to participate;

•	accrued vacation pay, health plan continuation and other similar amounts payable when employment terminates under programs applicable to the Company’s salaried employees generally;

•	balances accrued under our Deferred Compensation Plan;

•	stock options that have vested and are exercisable; and

•	restricted stock or restricted stock units that have vested (regardless of whether or not such underlying shares have been settled).
For convenience, the payments and benefits described above are referred to in the following discussion as the executive’s “vested benefits.”
Voluntary Resignation; Retirement
We are not obligated to pay amounts over and above vested benefits in the event of employment termination due to voluntary resignation. Upon voluntary resignation, the executive is bound by the confidentiality agreement and restrictive covenants contained in the employment agreement. A voluntary resignation that qualifies as a retirement may enhance the treatment of outstanding equity awards upon departure. Beginning with grants of equity awards in 2015, we changed the retirement eligibility criteria such that, upon retirement, the 25% deferral portion of an annual incentive award will continue to vest on its regular vesting schedule even after retirement. Equity granted in 2015 and 2016 as part of our long-term equity awards (RSUs, options and PSUs) will continue to vest pro-rata through the date of retirement. In the case of PSUs, the pro-rated payout for retirement-eligible executives will be determined after the performance period ends based on the number of shares that would have been earned as a result of the actual achievement relative to the performance criteria for the full three-year period, adjusted for the period of time the named executive officer was employed during the performance period. In such instances, distribution of the pro-rated number of shares will be made at the same time as when other named executive officers receive their distribution, two years after vesting.
The following table reflects the value of continued vesting of equity awards as of December 31, 2016 assuming retirement.

	Restricted Stock Units		Options		Performance Share Units
Name	Number(1) (#)	Value(2) ($)	Number (#)	Value(3) ($)	Number(4) (#)	Value(2) ($)
Larry D. Richman	26,275	1,423,842	24,955	484,542	24,529	1,329,227
Kevin M. Killips	9,033	489,498	6,714	129,916	6,580	356,570
Bruce R. Hague	8,135	440,836	5,356	103,679	5,251	284,552
Bruce S. Lubin	8,727	472,916	5,965	115,443	5,847	316,849
Karen B. Case	6,871	372,339	4,915	95,133	4,819	261,142

(1) Total number of unvested RSUs that would vest upon termination due to retirement as of December 31, 2016. For additional information on these unvested awards, see the “Outstanding Equity Awards as of December 31, 2016” table.
(2) Represents the value of shares based on the closing price of our common stock on December 31, 2016 of $54.19.
(3) The value of the options is based on the difference between $54.19, the closing stock price on December 31, 2016, and the exercise price of each stock option.

(4)
The number of PSUs earned will be based on the Company’s performance relative to pre-established threshold, target and maximum cumulative earnings per share goals for the three-year period ending December 2017 (for PSUs granted in 2015) and December 2018 (for PSUs granted in 2016), as adjusted based on relative TSR for these same periods compared to the performance of other banking companies included in a pre-determined index. In this table, it is assumed PSUs granted in 2015 and 2016 will vest at target, with retirement on December 31, 2016. The shares underlying vested PSUs would convert into shares of common stock on a one-to-one basis approximately two years following the vesting date and would be distributed at that time.

Discharge for Cause
We are not obligated to pay any amounts over and above vested benefits if an executive’s employment terminates because of discharge for cause and the executive is bound by the confidentiality commitment and restrictive covenants contained in his or her employment agreement with us. Additionally, the executive’s right to exercise vested options expires upon discharge for cause.

Death or Disability
We provide our employees, including our named executive officers, with group life, accidental death and dismemberment, and short- and long-term disability coverage. The group life insurance benefit is equal to two times base salary (and commissions, if applicable) to a maximum of $400,000. The death benefit for each named executive officer is $400,000. The accidental death and dismemberment benefit is equal to two times base salary to a maximum of $400,000 for each of our named executive officers. The long-term disability benefit, which is set forth in the next table below, is a monthly benefit equal to 60% of monthly salary at the time of disability up to a maximum benefit of $20,000 per month, payable until the executive reaches approximately age 66 or 67. The amount of the payment, assuming long-term disability were to occur on December 31, 2016, is set forth in the table below.

	Long-Term Disability Benefits(1)
Name	Monthly Amount ($)	Months of Coverage (#)	Total Payments ($)
Larry D. Richman	20,000	15	300,000
Kevin M. Killips	20,000	40	800,000
Bruce R. Hague	20,000	45	900,000
Bruce S. Lubin	20,000	30	600,000
Karen B. Case	20,000	100	2,000,000

(1)
Long-term disability benefits are an obligation of the Company’s disability insurance carrier and, therefore, the benefits are not an obligation of the Company. Amounts do not include short-term disability benefits which would equal approximately three months of continued salary payments.

In addition, in the event of death or disability, all unvested RSUs along with stock options granted in 2015 and 2016 vest immediately. There is no acceleration of stock options granted prior to 2015 in the event of death or disability. In the case of performance share units, death or disability will result in a pro-rated payout determined after the measurement period ends based on the number of shares that would have been earned as a result of the actual achievement relative to the performance criteria for the full three-year period, adjusted for the period of time the named executive officer was employed during the performance period. In such instances, distribution of the pro-rated number of shares will be made at the same time as when other named executive officers receive their distributions.
The following table reflects the value of unvested equity awards the vesting of which would accelerate assuming death as of December 31, 2016.

	Restricted Stock Units		Options		Performance Share Units
Name	Number(1) (#)	Value(2) ($)	Number (#)	Value(3) ($)	Number(4) (#)	Value(2) ($)
Larry D. Richman	45,843	2,484,232	59,230	1,161,881	63,657	3,449,573
Kevin M. Killips	14,280	773,833	15,084	294,785	21,566	1,168,662
Bruce R. Hague	12,333	668,325	12,109	236,749	16,907	916,190
Bruce S. Lubin	13,408	726,580	13,440	262,710	19,167	1,038,660
Karen B. Case	10,724	581,134	11,095	216,901	15,641	847,586

(1)
Total number of unvested RSUs that would become immediately vested upon death as of December 31, 2016. For additional information on these unvested shares, see the “Outstanding Equity Awards as of December 31, 2016” table.

(2)	Represents the value of shares based on the closing price of our common stock on December 31, 2016 of $54.19.

(3)	The value of the accelerated options is based on the difference between $54.19, the closing stock price on December 31, 2016, and the exercise price of each stock option.

(4)
The number of PSUs earned will be based on the Company’s performance relative to pre-established threshold, target and maximum cumulative earnings per share goals for the applicable three-year performance period as adjusted based on relative TSR performance compared to the performance of other banking companies included in a pre-determined index for the same period. In this table, it is assumed “superior” level of achievement for PSUs granted in 2014 (as certified by the Compensation Committee in February 2017), and for PSUs granted in 2015 and 2016 target level performance, with death on December 31, 2016. The shares underlying vested PSUs would convert into common shares on a one-to-one basis approximately two years following the vesting date and would be distributed at that time.

Discharge Not for Cause; Resignation due to Constructive Discharge
Our employment agreements with named executive officers obligate the Company to pay severance benefits if an executive’s employment is involuntarily terminated other than for cause and require the executive to sign a general release and waiver of claims. The executive is also obligated to comply with the confidentiality commitments and the restrictive covenants contained in his employment agreement with us. The resignation by the executive under circumstances that constitute constructive discharge is considered an involuntary termination without cause (“good reason”). Constructive discharge will arise in the event of an uncured material breach by the Company or under certain other circumstances described earlier under the caption “Potential Payments Upon Termination or Change-in-Control-Severance Protection.”
The following table summarizes the severance benefits that would have been payable if the executive’s employment had been terminated involuntarily without cause or voluntarily terminated for good reason on December 31, 2016. For each of the named executive officers, an involuntary termination would also qualify as a retirement for certain unvested equity awards. The value of continued vesting of equity awards as of December 31, 2016 resulting from retirement treatment is shown under the heading Voluntary Resignation; Retirement. In such termination circumstances, there would be no incremental vesting of outstanding equity awards.

	Salary and Bonus Continuation
Name	Monthly Amount ($)	Number of Months (#)	Total Continuation Payments ($)	Pro-Rata Annual Bonus ($)	Medical Benefits(1) ($)	Total ($)
Larry D. Richman	202,449	18	3,644,077	1,700,000	15,885	5,359,962
Kevin M. Killips	92,663	12	1,111,953	610,000	5,361	1,727,314
Bruce R. Hague	85,167	12	1,022,009	575,000	10,590	1,607,599
Bruce S. Lubin	87,767	12	1,053,202	600,000	10,590	1,663,792
Karen B. Case	72,282	12	867,379	475,000	10,590	1,352,969

(1)	Reflects amount of health benefit continuation (COBRA) premium payable by the Company during the salary continuation period.
Change in Control
We have special provisions in our employment agreements and plans in the event of a change in control of our Company. A change in control will generally occur if a person or group acquires more than 30% of our voting stock, there is an unwelcome change in a majority of the members of our Board, or if after we merge with another organization our stockholders do not continue to own more than half of the voting stock of the merged company and more than one-half of the members of the board of the merged company were not members of our Board.  A change in control will also occur if our stockholders approve our dissolution, we sell or transfer more than 50% of the voting stock of the Bank or we sell all of the Bank’s assets to an entity other than one of our subsidiaries.
The severance benefits payable under our employment agreements are enhanced in the event of involuntary termination upon or within six months before or two years after a change in control. For this purpose, an involuntary termination would include an instance in which the executive voluntarily terminates for good reason. In the case of Mr. Richman, “good reason” includes a circumstance in which he voluntarily terminates during the 90-day period which begins on the first anniversary of the date of a change in control. The change in control coupled with the above-described termination events constitute a “double trigger” that must be satisfied in order to cause the payment of the enhanced severance benefits under our employment agreements to be payable.
If a double trigger occurs, the requirement to execute a general release and waiver and abide by the confidentiality commitments and restrictive covenants of the agreement apply. The enhanced benefits consist of a lump sum payment of approximately three years’ pay for Mr. Richman and two years’ pay for Messrs. Killips, Hague and Lubin and Ms. Case, and other benefits as described below, including continued health insurance coverage and outplacement assistance. “Pay” for this purpose includes base salary and an annual bonus amount based on the prior year’s bonus or, if greater, the average of the past three years’ bonuses. In addition, each named executive officer is entitled to a pro-rata bonus for the year of termination based on the amount of the prior year’s bonus amount.
In the event the severance payments and other incremental benefits triggered by a change in control exceed the threshold for such “golden parachute” payments by more than 10%, the employment agreements with our named executive officers provide for an excise tax gross-up payment; if such “golden parachute” payments exceed the threshold by less than 10%, the payments will be reduced to an amount below the threshold (except in the case of Mr. Richman who is entitled to an excise tax gross-up payment in any circumstance in which the change in control-related payments exceed the applicable threshold).
Since 2011, all equity awards granted to the named executive officers under our 2011 Incentive Compensation Plan do not provide for automatic acceleration of vesting upon a change in control. If the unvested award is continued, or is replaced by an award of equal value, then no acceleration of vesting will occur upon the change in control. If the recipient is subsequently terminated other than for cause or resigns for good reason within two years of the change in control, then, upon such termination, the replacement award will vest in full.
The following table summarizes the change-in-control related benefits for the named executive officers. We have assumed a change in control occurred and the named executive officer’s employment terminated on December 31, 2016.

	Severance Payments			Equity Awards(6)
	Cash Lump	Tax Gross-Up	Total Severance	Options		Restricted Shares, RSUs and PSUs		Other	Total
Name	Sum ($)	Payment ($)	Payments ($)	Number(1) (#)	Value(2) ($)	Number(3) (#)	Value(4) ($)	Benefits(5) ($)	Value ($)
Larry D. Richman	9,890,000	4,828,865	14,718,865	83,229	1,791,854	135,973	7,368,377	61,770	23,940,866
Kevin M. Killips	2,950,000	—	2,950,000	24,275	536,049	42,300	2,292,237	35,722	5,814,008
Bruce R. Hague	2,750,000	—	2,750,000	19,258	424,410	34,450	1,866,846	46,180	5,087,436
Bruce S. Lubin	2,820,000	—	2,820,000	21,610	477,172	38,340	2,077,645	46,180	5,420,997
Karen B. Case	2,325,000	—	2,325,000	17,733	391,148	31,131	1,686,989	46,180	4,449,317

(1)	Total number of unvested stock options as of December 31, 2016 that would become immediately vested upon a change in control and termination of employment assuming no replacement award is provided.

(2)	Represents the value of unvested stock options based on the difference between $54.19, the closing stock price on December 31, 2016, and the exercise price of each stock option.

(3)
The total number of unvested RSUs and PSUs as of December 31, 2016 that would become immediately vested upon a change in control and termination of employment assuming no replacement award is provided. In the case of PSUs, the number of PSUs earned is equal to those at “target” level performance or if greater, the amount determined by the Committee to have been earned based on performance through the date of the Change of Control. In this table, it is assumed “superior” level of achievement for PSUs granted in 2014 (as certified by the Compensation Committee in February 2017), and for PSUs granted in 2015 and 2016, target level performance.

(4)	Represents the value of RSUs and PSUs based on $54.19, the closing stock price on December 31, 2016.

(5)
Reflects the amount of health benefit continuation (COBRA) premium to be paid by Company during the coverage continuation period and the estimated value of outplacement assistance. The employment agreement for each executive officer provides that in the event of termination due to a change-in-control, the executive may maintain COBRA medical coverage at reduced rates for up to 36 months, in the case of Mr. Richman, and 24 months in the case of Messrs. Killips, Hague and Lubin and Ms. Case. Additionally, Mr. Richman is entitled to outplacement assistance for 24 months and the other named executive officers would receive such assistance for 12 months.

(6)
The amounts reflected in the table include the value of certain equity awards that would vest upon retirement in the ordinary course and independent of any change in control. See the discussion in “Voluntary Resignation; Retirement.”

DIRECTOR COMPENSATION
We compensate our non-employee directors with cash and equity-based compensation, as set forth in the table below. This non-employee director compensation structure was adopted in late 2014 and, although reviewed annually by the Board, has not been revised since that time.

Structure of Non-Employee Director Compensation
Cash Retainers (1)
Board Member	$50,000
Committee Member (2)	$10,000
Non-Executive Chairman	$60,000
Chair of the Audit, Business Risk & Compensation Committees	$15,000
Chair of the Corporate Governance Committee	$10,000
Chair of The PrivateBank and Trust Company (the “Bank”)(3)	$50,000
Chair of the Trust Committee of the Bank	$10,000
Equity Retainer (in the form of RSUs)	$50,000
___________
(1) Payable quarterly.
(2) Applicable for each holding company and Bank board committee on which a director serves.
(3) In addition to the $50,000 cash retainer for his position as Chair of the Bank, Mr. Bobins also receives monthly compensation for his additional duties as described below under “—Compensation of Mr. Bobins.”
In addition, all directors are eligible to participate in the Company’s Deferred Compensation Plan. This program allows the directors to defer receipt of cash amounts payable to them and to elect to receive deferred payment in the form of cash or deferred stock units, which are payable in stock when the units are distributed from the plan.
Each of the Company’s directors is also a director of the Bank. Other than as described for Mr. Bobins, as Chairman of the Bank, and the former Chair of the Bank’s Trust Committee (Mr. Ralph Mandell, our co-founder, former Chairman/CEO and former Chairman Emeritus, until his retirement in May 2016), non-employee directors do not receive any additional compensation for serving on the Bank’s Board of Directors. The following table sets forth information regarding the 2016 compensation of the Company’s non-employee directors.

Non-Employee Director Compensation
Name	Fees Paid in Cash ($)	Stock Awards(1)(2) ($)	Option Awards(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4) ($)	All Other Compensation(5) ($)		Total ($)
Diane M. Aigotti	70,000	37,363			77		107,440
Norman R. Bobins(6)	580,000	37,363	—	—	868	(8)	618,231
Michelle L. Collins	70,000	37,363	—	—	119		107,482
James M. Guyette	130,000	37,363	—	—	850		168,213
Ralph B. Mandell(7)	22,500	—	—	—	77,915	(9)	100,415
Cheryl Mayberry McKissack	90,000	37,363	—	—	850		128,213
James B. Nicholson	95,000	37,363	—	—	797		133,160
Richard S. Price	70,000	37,363			77		107,440
Edward W. Rabin	85,000	37,363	—	—	850		123,213
William R. Rybak	95,000	37,363	—	—	850		133,213
Alejandro Silva	80,000	37,363	—	—	850		118,213

(1)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 as determined based on the closing price-per-share of our common stock on the date of grant adjusted for a 25% lack of marketability discount for each director due to transfer restrictions on the shares underlying the RSUs that result from delayed settlement of the award.

(2)
The stock award is represented by 1,223 RSUs for each director. As of December 31, 2016 for each director, 50% of the units had vested, an additional 25% is scheduled to vest on March 1, 2017 and the remaining 25% is scheduled to vest on June 1, 2017. Distribution of the common stock underlying the RSUs will occur upon a director’s termination of service for any reason.

(3)
The following table lists outstanding vested option awards and unvested stock awards held by each of the non-employee directors listed above as of December 31, 2016. As of that date, our non-employee directors do not hold any unvested option awards.

Name	Outstanding Vested Option Awards (#)	Outstanding Unvested RSU Awards (#)
Diane M. Aigotti	—	611
Norman R. Bobins	62,500	611
Michelle L. Collins	—	611
James M. Guyette	3,000	611
Ralph B. Mandell	—	—
Cheryl Mayberry McKissack	3,000	611
James B. Nicholson	—	611
Richard S. Price	—	611
Edward W. Rabin	3,000	611
William R. Rybak	3,000	611
Alejandro Silva	3,000	611

(4)	In 2016, no interest was earned under the Deferred Compensation Plan at a rate that exceeded 120% of the Applicable Federal Rate.

(5)	Amounts shown for each director, other than Mr. Mandell, consist solely of dividend equivalents paid on RSU awards. See note 9 below for a description of Mr. Mandell’s amounts.

(6)	See “—Compensation of Mr. Bobins” below for a discussion of Mr. Bobins’s compensation arrangements.

(7)	Mr. Mandell retired from the Board effective May 19, 2016.

(8)
The amount shown under “All Other Compensation” for Mr. Bobins does not include any expense allocation for office space made available to Mr. Bobins within existing leased space at no incremental cost to the Company. The amount also excludes the cost of certain employees of the Bank whose services are leased to Mr. Bobins’ consulting firm. See “Transactions with Related Persons.”

(9)
Includes the value of parking benefits provided to Mr. Mandell and dividends paid on RSU awards in 2016.  Also includes the value ($74,008 based on the aggregate incremental cost to the Company) of office space located within our headquarters that we provided to Mr. Mandell through December 21, 2016.  The value of such office space was calculated by multiplying the aggregate per-square-foot occupancy expense for our headquarters (which includes, among other things, rent, janitorial services, computers, furniture and utilities) by the square footage provided to him.

During 2016, Mr. Richman was an employee of the Company and the Bank. As such, he did not receive separate compensation for his service as a director in 2016. See “Compensation Discussion and Analysis” and the Summary Compensation Table and other disclosures under “Executive Compensation” for information relating to the compensation paid to Mr. Richman during 2016.
Compensation of Mr. Bobins
Mr. Bobins is a member of our Board and also serves as non-executive chairman of the board of directors of the Bank. In connection with such service, Mr. Bobins receives the same cash retainer and regular equity awards as our other non-employee directors of the Company, plus a $50,000 lump-sum cash retainer and $37,500 payable monthly in cash. In his role as non-executive chairman of the Bank’s board, Mr. Bobins is actively involved in evaluating strategic business opportunities, cultivating business referrals and advising on matters related to retention and expansion of client relationships. He also represents the Bank in various civic, community and charitable activities and is active in banking industry affairs. In connection with the Board’s annual review of director compensation, it reviews our compensation arrangements with Mr. Bobins.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of March 24, 2017, with respect to (1) each director; (2) each of our named executive officers ; (3) all of our directors and executive officers as a group; and (4) each beneficial owner of more than 5% of our common stock, which is the only class of voting securities outstanding.

	Number of Common Shares Beneficially Owned (#)		Vested but Unsettled RSUs (#)(1)		Vested but Unsettled PSUs(#)(1)	Exercisable Options (#)	Total Amount of Beneficial Ownership (#)(2)	Total Percentage Ownership(2)(3)
5% or Greater Stockholders
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	7,993,628	(4)	—		—	—	7,993,628	9.95%
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	5,978,691	(5)	—		—	—	5,978,691	7.44%
State Street Corporation One Lincoln Street Boston, MA 02111	4,190,424	(6)	—		—	—	4,190,424	5.22%
Directors
Larry D. Richman**	320,500		109,623	(16)	62,201	312,679	805,003	1.00%
Diane M. Aigotti	507	(7)	1,918		—	—	2,425	*
Norman R. Bobins	66,846	(8)	21,709		—	62,500	151,055	*
Michelle L. Collins	—		2,980		—	—	2,980	*
James M. Guyette	132,013	(9)	21,250		—	3,000	156,263	*
Cheryl Mayberry McKissack	5,300		21,250		—	3,000	29,550	*
James B. Nicholson	39,197	(10)	19,915		—	—	59,112	*
Richard S. Price	—		1,918		—	—	1,918	*
Edward W. Rabin, Jr.	25,049	(11)	21,250		—	3,000	49,299	*
William R. Rybak	21,875	(12)	21,250		—	3,000	46,125	*
Alejandro Silva	30,563	(13)	21,250		—	3,000	54,813	*
Total Directors	641,850		264,313		62,201	390,179	1,358,543	1.68%
Non-director Named Executive Officers
Kevin M. Killips	112,568		5,126	(17)	23,991	100,337	242,022	*
Bruce R. Hague	106,531	(14)	4,162	(17)	21,840	7,149	139,682	*
Bruce S. Lubin	99,734		4,686	(17)	21,451	130,960	256,831	*
Karen B. Case	65,506	(15)	3,741	(17)	17,108	127,638	213,993	*
Total Directors and Executive Officers (19 persons)	1,171,446	(18)	293,418	(19)	198,335	971,373	2,634,572	3.23%

*	Less than 1%

**	Denotes person who serves as a director and who is also a named executive officer.

(1)
Excludes unvested restricted stock units (“RSUs”) and performance share units (“PSUs”) and includes RSUs and PSUs that have vested but not yet settled. While recipients of RSUs and PSUs have no voting power with respect to the underlying shares until the units settle (and no executive’s RSUs or PSUs are scheduled to settle within 60 days of the date of this table), they are included because the structure of the Company’s director and executive compensation programs place significant emphasis on the use of RSUs and PSUs with delayed settlement features. To exclude vested RSUs and PSUs (which the recipient has a legal right to receive in the future) solely because there are no current voting rights would not accurately reflect their financial interest in the

Company. With respect to our directors, the table includes vested RSUs that have not yet settled because the director may receive the underlying shares upon leaving the board at any time.

(2)	Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, subject to footnote (1) above.

(3)	Based upon 80,023,178 total shares outstanding as of March 24, 2017.

(4)	Based on information included in a Schedule 13G/A filed on January 9, 2017 by BlackRock, Inc.

(5)	Based on information included in a Schedule 13G/A filed on February 13, 2017 by The Vanguard Group.

(6)	Based on information included in a Schedule 13G filed on February 8, 2017 by State Street Corporation.

(7)	Represents 507 shares held in the deferred compensation plan for Ms. Aigotti’s account.

(8)
Includes 18,470 shares owned by The Robert Thomas Bobins Foundation, a private foundation for which Mr. Bobins and his spouse are trustees. Mr. Bobins is deemed to have shared voting and investment power over these shares.

(9)	Includes 7,300 shares held by Mr. Guyette’s spouse and 8,652 shares held in the Company’s deferred compensation plan for Mr. Guyette’s account.

(10)	Includes 10,372 shares held in the Company’s deferred compensation plan for Mr. Nicholson’s account.

(11)	Includes 4,937 shares held in the Company’s deferred compensation plan for Mr. Rabin’s account.

(12)	Includes 2,610 shares held by Mr. Rybak’s spouse.

(13)	Includes 16,922 shares held in the Company’s deferred compensation plan for Mr. Silva’s account.

(14)	Includes 1,300 shares held by Mr. Hague’s spouse and 5,874 shares in the Company’s deferred compensation plan for Mr. Hague’s account.

(15)	Includes 964 shares held in the Company’s deferred compensation plan for Ms. Case’s account.

(16)	Excludes 89,320 unvested RSUs for Mr. Richman, which will vest over the next three years on the basis of continued employment.

(17)
Excludes the following unvested RSUs, which will vest over the next three years on the basis of continued employment: Mr. Killips (24,461); Mr. Hague (17,042); Mr. Lubin (18,901); and Ms. Case (16,166).

(18)
Includes an aggregate 57,948 deferred stock units held in the deferred compensation plan representing rights to receive shares of PrivateBancorp common stock. Participants have no right to vote with respect to the deferred stock units.

(19)	Excludes a total of 139,663 unvested RSUs granted to non-director executive officers, which will vest over the next three years on the basis of continued employment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS
Related Person Transactions Policy and Procedures
Our Audit Committee has oversight responsibility for potential conflict of interest transactions, including related party transactions. Pursuant to this responsibility, the Audit Committee has adopted a Related Person Transactions Policy, which sets forth our policies and procedures for reviewing and approving or ratifying any transaction or series of transactions in which:

•	the Company is a participant;

•	the aggregate amount involved exceeds, or is expected to exceed, $120,000; and

•
a “related person” (directors, director nominees, executive officers, stockholders holding 5% or more of our voting securities or any of their immediate family members or certain affiliated entities) has a direct or indirect material interest.

The Committee will only approve or ratify a related person transaction if it determines that, based on the relevant facts and circumstances, the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders. Factors to be considered by the Committee when evaluating a related person transaction include, among others, the benefits to the Company; the impact on a director’s independence; the nature and extent of the related person’s interest in the transaction; the potential for the transaction to implicate an actual or apparent conflict of interest; the availability of other sources for services or products of similar quality and quantity; the terms of the transaction; and the terms available on an arm’s length basis with unrelated parties. Refer to “—Related Person Transactions” below for a description of related person transactions in effect during 2016 that the Committee reviewed and approved or ratified pursuant to the policy.
As articulated in the policy, our Board has determined that certain financial services transactions between the Bank and a director, executive officer or their affiliated persons do not require review or approval under the policy. These include deposit relationships, trust and wealth management accounts and credit relationships provided that products and services relating to such accounts and relationships are provided in the ordinary course of the Bank’s business, on substantially the same terms as those prevailing at the time for comparable services to non-affiliates (or, in the case of our directors and executive officers individually, on substantially the same terms as are extended to employees of the Bank generally).  Any such credit relationships must comply with Federal Reserve Board Regulation O and our Regulation O or other applicable credit-related policies, which generally require full Board approval of the credit relationship.  The credit relationships currently outstanding between the Bank and our directors, executive officers or their affiliated persons were made on substantially the same terms as those prevailing at the time for comparable loans with non-affiliates and do not involve more than the normal risk of collectability.
The Audit Committee is required to review any ongoing related party transactions covered by the policy at least annually to ensure they remain fair and are not inconsistent with the best interests of our stockholders.  The Committee recently reviewed the transactions described below.
Related Person Transactions
Arrangements with Norman R. Bobins. Mr. Bobins, one of our directors (who is not considered to be independent), serves as non-employee chairman of the Bank’s board of directors and is provided offices within the Bank’s premises. In addition, under an employee leasing agreement that became effective in January 2011, the Company has agreed to make available to Norman Bobins Consulting LLC, an entity affiliated with Mr. Bobins, the services of certain Company employees on a fully-costed basis. The agreement calls for regular monthly payments to the Company with an annual true-up to adjust for actual costs. This agreement automatically continues in effect so long as Mr. Bobins serves as a director of the Bank, but may be terminated by either party upon 60 days’ notice. For services provided under this arrangement during 2016, Norman Bobins Consulting LLC paid the Company approximately $587,000. As an ongoing transaction, the Audit Committee reviews and ratifies this arrangement on an annual basis.
Ordinary Course Business Transactions with Mesirow Financial. Richard S. Price, one of our independent directors, is the Chairman and CEO of Mesirow Financial Holdings, Inc., a diversified financial services firm headquartered in Chicago, Illinois. We purchase, in the ordinary course of our business, services from certain subsidiaries of Mesirow. In prior years, including 2016, a subsidiary of Mesirow acted as our insurance broker with respect to our management liability, health and welfare and certain other insurance programs and policies. In July 2016, Mesirow sold its insurance services business to Alliant Insurance Services, an unaffiliated third party that is not a related person with respect to the Company. In 2016, the insurance services business that Mesirow sold to Alliant earned aggregate commissions of approximately $690,000 from the third-party providers of these policies; some of this revenue was recognized by Mesirow and some was recognized by Alliant. Additionally, other subsidiaries of Mesirow provide administrative services for our deferred compensation plans, investment advisory services for our 401(k) plan and investment management services to certain of the Bank’s trust clients, for which the aggregate fees earned in 2016 were approximately $167,000. These relationships were in place prior to Mr. Price joining our Board in August 2015 and were entered into on an arm’s length basis. We believe the terms of these arrangements are comparable to what would be available from unaffiliated third parties. The aggregate revenue earned by Mesirow from these relationships in 2016 was substantially less than 1% of its consolidated annual revenues and are expected to be significantly lower in 2017 due to the sale of the insurance services business to an unrelated party.
Other. A son of Kevin Van Solkema, one of our executive officers (who is not a named executive officer in this report), was employed by the Bank from May 2015 through May 2016. At the time of his departure, we entered into a separation agreement providing certain benefits in exchange for, among other things, his agreement not to solicit our clients for a certain period of time. Pursuant to his employment in 2016 and the separation arrangement, Mr. Van Solkema’s son received aggregate payments from us of approximately $105,000 plus certain outplacement/career services.
DIRECTOR INDEPENDENCE
Our Board believes that a significant majority of our directors should be independent.  Listing rules of the The Nasdaq Stock Market require that a majority of our directors, and each member of our Audit, Compensation and Corporate Governance Committees, be independent.  Additionally, consistent with Federal Reserve regulations, the chair of our Business Risk Committee is independent.
Nasdaq listing rules define independence as the director not having any relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  We use this standard to determine the independence of our directors.  The listing rules set forth certain specific relationships that automatically preclude a finding of independence, but the absence of any such relationships does not mean that the director is in fact independent.
The Corporate Governance Committee has responsibility for evaluating director independence on an annual basis and makes recommendations to the Board regarding independence determinations. To assist the Corporate Governance Committee in this regard, each director completes an annual questionnaire designed to identify relationships and transactions that might be perceived as having the potential to impair an individual’s independent judgment in carrying out his or her responsibilities as a director.  The Committee first assesses whether any of the specific relationships precluding a finding of independence under Nasdaq listing rules exist and, if not, it conducts the subjective independence analysis.
Our Board, based on the analysis of the relevant relationships and other facts conducted by the Corporate Governance Committee, has affirmatively determined that 9 of our 11 directors are independent.  Specifically, the following directors have been determined to be independent under Nasdaq listing rules: Ms. Aigotti, Ms. Collins, Mr. Guyette, Ms. Mayberry McKissack, Mr. Nicholson, Mr. Price, Mr. Rabin, Mr. Rybak and Mr. Silva.
In making its recommendation for independence determinations, the Corporate Governance Committee has considered relationships involving directors and their affiliated entities and immediate family members that potentially could implicate independence issues.  The Board and Committee considered the following as part of its analysis:

•
The banking products and services, including loans and lines of credit, provided by the Bank to several of our directors and, in some cases, to their affiliated entities and/or immediate family members.  In each case, the Bank provides these products and services in the ordinary course of its business on a non-preferential basis and, in the case of outstanding credit relationships, they do not involve more than the normal risk of collectability.  The revenue we earn from these banking relationships is significantly below the quantitative thresholds in Nasdaq listing rules.

•	The amount of the Bank’s contributions to charitable institutions or other non-profit organizations for which certain of our directors serve as an officer, director or trustee.

•
The ordinary course of business services that we purchase from certain subsidiaries of Mesirow Financial Holdings, Inc., where Mr. Price serves as Chairman and CEO. These transactions are described under “Transactions with Related Persons.”  The aggregate revenue earned by Mesirow from these relationships in 2016 was substantially less than 1% of its consolidated annual revenues.  These relationships have been in place for a number of years prior to Mr. Price joining our Board in August 2015.  Additionally, Mr. Price, as CEO of the holding company, does not have direct involvement with the foregoing transactions, nor is his compensation directly or materially affected by the revenue earned by Mesirow from such transactions. Furthermore, as described above under “Transactions with Related Persons,” most of the revenue earned in recent years by Mesirow from business with us was generated by its insurance services business, which Mesirow sold to an unrelated entity in July 2016.

•
Ms. Collins sits on the board of directors of Health Care Service Corp., a large customer-owned health insurance organization that is the parent company of BlueCross BlueShield of Illinois, our employee healthcare benefits provider.  We have contracted with this organization for our healthcare benefits program for many years prior to Ms. Collins joining the Board in November 2014 and have continued to negotiate our contracts on an arm’s length basis.  Ms. Collins does not have any involvement with our relationship with BlueCross BlueShield of Illinois and is not an executive there.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTING FIRM FEES
The following is a summary and description of the aggregate fees for professional services provided by Ernst & Young to the Company for the fiscal years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees	$1,962,800	$1,851,000
Audit-Related Fees	181,190	167,041
Tax Fees
Compliance	277,550	311,553
Planning and Advice	150,169	24,100
All Other Fees	—	—
Total	$2,571,709	$2,353,694
Audit Fees. Audit fees consist primarily of fees and expenses for the audits of the Company’s annual consolidated financial statements and internal control over financial reporting, as well as the review of interim condensed consolidated financial information included in the Company’s reports filed with the SEC. Also included are fees for services related to CIBC’s registration statement in which our special meeting proxy statement for the pending merger was included and services normally provided by an independent auditor in connection with statutory and regulatory filings.
Audit-Related Fees. Audit-related fees consist primarily of fees for attest services related to a SOC 1 report for our asset management group’s custody processing services and the audit of the financial statements of our 401(k)/employee stock ownership plan. The 2016 amount also includes fees for advice with respect to the implementation of the new revenue recognition accounting standard.
Tax Fees. Tax compliance fees consist primarily of fees for assistance with tax return preparation, assistance with routine tax audits and related compliance matters. Included within tax compliance fees were approximately $245,000 and $229,000, respectively, in 2016 and 2015 for tax compliance services for clients’ accounts for which we serve as fiduciary, a substantial portion of which was reimbursed by our clients. For 2016, tax planning and advice fees consist primarily of consulting services related to our pending merger with CIBC and state tax advisory services related to amended returns, as well as routine on-call and tax advisory services for both 2016 and 2015.
AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES
The Audit Committee has adopted a policy requiring its pre-approval of all audit and permissible non-audit services provided by our independent auditor. The purpose of the pre-approval policy is to assure that the services to be performed by our independent auditor do not impair its independence. The policy identifies the considerations to be assessed by the Committee when presented with services to be performed by our independent auditor for approval.
Under the policy, audit and permissible non-audit services to be performed by our independent auditor must be either specifically pre-approved—i.e., specific engagements pre-approved on a case-by-case basis as the need arises—or generally pre-approved—i.e., included within a list of services, subject in certain cases to pre-approved fee levels on an individual and/or aggregate basis, that have been pre-approved as part of the Committee’s annual approval of the overall policy. Our independent auditor may be engaged by the Company to perform services that have been generally pre-approved by the Committee without obtaining the Committee’s engagement-specific pre-approval.
On an annual basis, the Committee must specifically pre-approve the terms and fees of engagement of the independent auditor for audit services for the current year. In addition, the Committee must specifically pre-approve any services that are either outside the scope of services generally pre-approved as part of the policy or exceed the fee thresholds permitted for general pre-approval for the particular service.
The Committee has designated our Controller as the person responsible to monitor the performance of all services provided by the independent auditor and determine whether such services are in compliance with the policy, and the Controller is required to periodically report to the Committee with respect to such compliance. The Controller also must report to the Committee, no less frequently than quarterly, any services for which the Company has engaged the independent auditor pursuant to the general pre-approval set forth in the policy.
The Committee has granted authority to the Chair of the Committee to specifically pre-approve an engagement if the circumstances warrant, provided that the Chair reports any such pre-approval decisions to the Committee promptly and no later than its next meeting. The Committee has not, and may not, delegate to management the Committee’s responsibility to pre-approve permitted services of the independent auditor.
All of the services provided by our independent auditor in 2016 and 2015 were pre-approved by the Committee (or by the Chair under delegated authority) in compliance with the policy.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents were each previously filed with the Original Form 10-K on March 1, 2017.

(a) (1)	Financial Statements

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

PRIVATEBANCORP, INC.
Registrant

By:	/s/ Larry D. Richman
Larry D. Richman
President and Chief Executive Officer

Date:	May 1, 2017

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 1, 2017.

Signatures	Title

/s/ Larry D. Richman	President, Chief Executive Officer and Director
Larry D. Richman

/s/ Kevin M. Killips	Chief Financial Officer and Principal Financial Officer
Kevin M. Killips

/s/ Paul E. Carey	Controller, Chief Accounting Officer and Principal Accounting Officer
Paul E. Carey

*	Chairman and Director
James M. Guyette

*	Director
Diane M. Aigotti

*	Director
Norman R. Bobins

*	Director
Michelle L. Collins

*	Director
Cheryl Mayberry McKissack

*	Director
James B. Nicholson

*	Director
Richard S. Price

*	Director
Edward W. Rabin, Jr.

*	Director
William R. Rybak

*	Director
Alejandro Silva

* Signed pursuant to power of attorney.

EXHIBIT INDEX

Exhibit Number	Description of Documents
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

10.28
Form of Restricted Stock Unit Award Agreement for annual incentive deferral awards granted in February 2017 made pursuant to the PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan (previously filed with the Original Form 10-K on March 1, 2017).

10.29
Form of Restricted Stock Unit Award Agreement for long-term incentive awards granted in February 2017 made pursuant to the PrivateBancorp, Inc. Amended and Restated 2011 Incentive Compensation Plan (previously filed with the Original Form 10-K on March 1, 2017).

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

11
Statement re: Computation of Per Share Earnings - The computation of basic and diluted earnings per share is included in Note 14 of the Company’s Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” included in the Original Form 10-K filed on March 1, 2017.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges (previously filed with the Original Form 10-K on March 1, 2017).

21	Subsidiaries of the Registrant (previously filed with the Original Form 10-K on March 1, 2017).

23	Consent of Independent Registered Public Accounting Firm (previously filed with the Original Form 10-K on March 1, 2017).

24	Power of Attorney is incorporated by reference to the original signature page to the Original Form 10-K filed on March 1, 2017.

31.1 (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (a)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished with the Original Form 10-K on March 1, 2017.

101
The following financial statements from the Original Form 10-K filed on March 1, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

(a)	Filed herewith.
Exhibits 10.1 through 10.38 are management contracts or compensatory plans or arrangements.