Form 10-Q
period 2017-03-31
PRIVATEBANCORP, INC
filed 2017-05-10
CIK 889936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 9, 2017, there were 80,074,161 shares of the issuer’s voting common stock, no par value, outstanding.

PRIVATEBANCORP, INC.
FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except shares and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$166,012	$161,168
Federal funds sold and interest-bearing deposits in banks	335,943	587,563
Loans held-for-sale	42,276	103,284
Securities available-for-sale, at fair value (pledged as collateral to creditors: $84.9 million - 2017; $86.6 million - 2016)	2,112,165	2,013,525
Securities held-to-maturity, at amortized cost (fair value: $1.8 billion - 2017; $1.7 billion - 2016)	1,801,973	1,738,123
Federal Home Loan Bank ("FHLB") stock	38,163	54,163
Loans – excluding covered assets, net of unearned fees	15,591,656	15,056,241
Allowance for loan losses	(194,615)	(185,765)
Loans, net of allowance for loan losses and unearned fees	15,397,041	14,870,476
Covered assets	21,181	22,063
Allowance for covered loan losses	(4,931)	(4,766)
Covered assets, net of allowance for covered loan losses	16,250	17,297
Other real estate owned, excluding covered assets	8,888	10,203
Premises, furniture, and equipment, net	45,050	46,967
Accrued interest receivable	57,316	57,986
Investment in bank owned life insurance	58,449	58,115
Goodwill	94,041	94,041
Other intangible assets	748	1,269
Derivative assets	21,511	27,965
Other assets	220,392	211,628
Total assets	$20,416,218	$20,053,773
Liabilities
Deposits:
Noninterest-bearing	$5,258,941	$5,196,587
Interest-bearing	11,449,774	10,868,642
Total deposits	16,708,715	16,065,229
Short-term borrowings	1,195,318	1,544,746
Long-term debt	338,335	338,310
Accrued interest payable	9,590	9,063
Derivative liabilities	15,420	18,122
Other liabilities	153,849	158,628
Total liabilities	18,421,227	18,134,098
Equity
Common stock (no par value, $1 stated value; authorized shares: 174 million; issued and outstanding shares: 80,023,549 - 2017 and 79,849,213 - 2016)	79,765	79,313
Additional paid-in capital	1,117,982	1,101,946
Retained earnings	793,927	736,798
Accumulated other comprehensive income, net of tax	3,317	1,618
Total equity	1,994,991	1,919,675
Total liabilities and equity	$20,416,218	$20,053,773
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest Income
Loans, including fees	$165,180	$140,067
Federal funds sold and interest-bearing deposits in banks	549	340
Securities:
Taxable	18,436	15,210
Exempt from Federal income taxes	2,412	2,333
Other interest income	290	150
Total interest income	186,867	158,100
Interest Expense
Deposits	18,405	13,141
Short-term borrowings	2,324	230
Long-term debt	5,120	5,211
Total interest expense	25,849	18,582
Net interest income	161,018	139,518
Provision for loan and covered loan losses	8,408	6,402
Net interest income after provision for loan and covered loan losses	152,610	133,116
Non-interest Income
Asset management	5,590	4,725
Mortgage banking	2,450	2,969
Capital markets products	6,924	5,199
Treasury management	9,247	8,186
Loan, letter of credit and commitment fees	5,551	5,200
Syndication fees	5,962	5,434
Deposit service charges and fees and other income	1,502	1,358
Net securities gains	57	531
Total non-interest income	37,283	33,602
Non-interest Expense
Salaries and employee benefits	73,139	58,339
Net occupancy and equipment expense	8,037	7,215
Technology and related costs	6,680	5,293
Marketing	4,770	4,404
Professional services	4,851	2,994
Outsourced servicing costs	994	1,840
Net foreclosed property (income) expenses	(189)	566
Postage, telephone, and delivery	852	840
Insurance	4,178	3,820
Loan and collection expense	1,968	1,532
Other expenses	5,129	3,650
Total non-interest expense	110,409	90,493
Income before income taxes	79,484	76,225
Income tax provision	21,532	26,673
Net income available to common stockholders	$57,952	$49,552
Per Common Share Data
Basic earnings per share	$0.72	$0.63
Diluted earnings per share	$0.70	$0.62
Cash dividends declared	$0.01	$0.01
Weighted-average common shares outstanding	79,516	78,550
Weighted-average diluted common shares outstanding	81,300	79,856
See accompanying notes to consolidated financial statements.
Note: Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$57,952	$49,552
Other comprehensive income:
Available-for-sale securities:
Net unrealized gains	4,431	18,930
Reclassification of net gains included in net income	(57)	(531)
Income tax expense	(1,671)	(7,079)
Net unrealized gains on available-for-sale securities	2,703	11,320
Cash flow hedges:
Net unrealized (losses) gains	(421)	12,008
Reclassification of net gains included in net income	(1,213)	(2,190)
Income tax benefit (expense)	630	(3,799)
Net unrealized (losses) gains on cash flow hedges	(1,004)	6,019
Other comprehensive income	1,699	17,339
Comprehensive income	$59,651	$66,891
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except per share data)
(Unaudited)

	Common Shares Out- standing	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total
Balance at January 1, 2016	79,097	$78,439	$(103)	$1,071,674	$531,682	$17,259	$1,698,951
Comprehensive income (1)	—	—	—	—	49,552	17,339	66,891
Cash dividends declared ($0.01 per common share)	—	—	—	—	(816)	—	(816)
Common stock issued for:
Nonvested (restricted) stock grants	263	—	—	—	—	—	—
Exercise of stock options	53	44	311	625	—	—	980
Restricted stock activity	32	408	—	(408)	—	—	—
Deferred compensation plan	5	3	66	222	—	—	291
Stock repurchased in connection with benefit plans	(128)	—	(4,663)	—	—	—	(4,663)
Share-based compensation expense	—	—	—	6,357	—	—	6,357
Balance at March 31, 2016	79,322	$78,894	$(4,389)	$1,078,470	$580,418	$34,598	$1,767,991
Balance at January 1, 2017	79,849	$79,313	$—	$1,101,946	$736,798	$1,618	$1,919,675
Comprehensive income (1)	—	—	—	—	57,952	1,699	59,651
Cash dividends declared ($0.01 per common share)	—	—	—	—	(823)	—	(823)
Common stock issued for:
Exercise of stock options	217	217	—	5,593	—	—	5,810
Restricted stock activity	62	339	—	(339)	—	—	—
Deferred compensation plan	2	2	—	498	—	—	500
Stock repurchased in connection with benefit plans	(106)	(106)	—	(6,033)	—	—	(6,139)
Share-based compensation expense	—	—	—	16,317	—	—	16,317
Balance at March 31, 2017	80,024	$79,765	$—	$1,117,982	$793,927	$3,317	$1,994,991

(1)	Net of taxes and reclassification adjustments.
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$57,952	$49,552
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and covered loan losses	8,408	6,402
Provision for unfunded commitments	753	595
Depreciation, impairment, and adjustments of premises, furniture, and equipment	3,416	2,348
Net amortization of premium on securities	5,993	5,099
Net gains on sale of securities	(57)	(531)
Valuation adjustments on other real estate owned	480	588
Net losses on sale of other real estate owned	6	24
Net accretion of discount on covered assets	—	(51)
Bank owned life insurance income	(334)	(358)
Net increase in deferred loan fees and unamortized discounts and premiums on loans	4,050	3,415
Share-based compensation expense	16,317	6,357
Excess tax benefit from exercise of stock options and vesting of restricted shares	(4,885)	(2,081)
Deferred income tax (benefit) expense	(894)	1,300
Amortization of other intangibles	521	540
Originations and purchases of loans held-for-sale	(68,919)	(101,612)
Proceeds from sales of loans held-for-sale	133,091	149,001
Net gains from sales of loans held-for-sale	(2,872)	(2,604)
Net decrease (increase) in derivative assets and liabilities	3,752	(21,522)
Net decrease (increase) in accrued interest receivable	670	(1,867)
Net increase (decrease) in accrued interest payable	527	(450)
Net (increase) decrease in other assets	(10,837)	24,490
Net decrease in other liabilities	(622)	(6,031)
Net cash provided by operating activities	146,516	112,604
Investing Activities
Available-for-sale securities:
Proceeds from maturities, prepayments, and calls	51,717	49,584
Proceeds from sales	18,029	26,682
Purchases	(167,434)	(126,833)
Held-to-maturity securities:
Proceeds from maturities, prepayments, and calls	57,478	41,308
Purchases	(123,842)	(144,869)
Net redemption (purchase) of FHLB stock	16,000	(11,500)
Net increase in loans	(539,006)	(205,715)
Net decrease in covered assets	1,017	1,084
Proceeds from sale of other real estate owned	842	1,149
Net purchases of premises, furniture, and equipment	(1,499)	(1,660)
Net cash used in investing activities	(686,698)	(370,770)
Financing Activities
Net increase in deposit accounts	643,486	119,277
Net increase (decrease) in short-term borrowings, excluding FHLB advances	572	(102)
Net (decrease) increase in FHLB advances	(350,000)	230,000
Stock repurchased in connection with benefit plans	(6,139)	(4,663)
Cash dividends paid	(823)	(809)
Proceeds from exercise of stock options and issuance of common stock under benefit plans	6,310	1,271
Net cash provided by financing activities	293,406	344,974
Net (decrease) increase in cash and cash equivalents	(246,776)	86,808
Cash and cash equivalents at beginning of year	748,731	383,658
Cash and cash equivalents at end of period	$501,955	$470,466
See accompanying notes to consolidated financial statements.

PRIVATEBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$25,322	$19,032
Cash paid for income taxes	619	3,272
Non-cash transfers of loans to loans held-for-sale	8,641	28,335
Non-cash transfers of loans to other real estate	13	9,294
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nature of Operations – PrivateBancorp, Inc. (“PrivateBancorp” or the “Company”), a Delaware corporation incorporated in 1989, is a Chicago-based bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company is the holding company for The PrivateBank and Trust Company (“PrivateBank” or the “Bank”), an Illinois-chartered bank founded in Chicago in 1991. Through the Bank, we provide customized business and personal financial services to middle market companies, as well as business owners, executives, entrepreneurs and families in the markets and communities we serve.

Pending Transaction with Canadian Imperial Bank of Commerce – On June 29, 2016, the Company entered into a definitive merger agreement (the “Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), a Canadian chartered bank, and CIBC Holdco Inc. (“Holdco”), a newly-formed Delaware corporation and a direct, wholly owned subsidiary of CIBC, which contemplates that the Company will merge with and into Holdco, with Holdco surviving the merger. Following the merger, the Bank will be headquartered in Chicago, Illinois, retain its Illinois state banking charter and be an indirect, wholly owned subsidiary of CIBC. As described in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2016, the original Agreement had provided that, at the effective time of the merger, each share of common stock, without par value, of PrivateBancorp was to be converted into the right to receive 0.3657 of a CIBC common share and $18.80 in cash.

On March 30, 2017, the Company entered into an amendment to the original Agreement, which, as described in the Current Report on Form 8-K filed with the SEC on such date, increased the per share merger consideration to 0.4176 and $24.20 in cash. On May 4, 2017, the Agreement was further amended, as described in the Current Report on Form 8-K filed with the SEC on such date, to increase the per share cash consideration to $27.20. The per share stock consideration of 0.4176 of a CIBC common share was unchanged. As of May 3, 2017, the last trading day before public announcement of the transaction, total consideration for the transaction was valued at approximately $4.9 billion, or $60.43 per share of common stock of the Company, based on CIBC’s closing stock price on such date of $79.58. The actual transaction value will be based on the number of shares of common stock of the Company outstanding at the closing and the price of CIBC common stock as of the closing.

PrivateBancorp stockholders of record as of March 31, 2017 will be entitled to vote on the revised Agreement at the special meeting of stockholders to be held on May 12, 2017. The completion of the transaction remains subject to the receipt of required regulatory and stockholder approvals and other customary closing conditions.

The full text of and additional information about the Agreement and the amendments to the Agreement is included in the Company’s Current Reports on Form 8-K filed with the SEC on July 6, 2016, March 30, 2017 and May 4, 2017.

Direct costs related to the proposed transaction were expensed as incurred and totaled $1.6 million for the three months ended March 31, 2017. These costs were primarily comprised of financial advisor and other professional services fees.

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

In preparing the consolidated financial statements, we have considered the impact of events occurring subsequent to March 31, 2017, for potential recognition or disclosure. Refer to “Pending Transaction with Canadian Imperial Bank of Commerce” above for additional disclosure of the amendment to the Agreement subsequent to March 31, 2017.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Interests Held through Related Parties that are Under Common Control - On January 1, 2017, we adopted new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) that alters how a decision maker considers indirect interests in a variable interest entity (“VIE”) held through an entity under common control. Under the new ASU, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The guidance is applied prospectively. The adoption of this guidance did not impact our consolidated financial position or consolidated results of operations.

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

Classification of Certain Cash Receipts and Cash Payments - In August 2016, the FASB issued guidance that clarifies how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. The guidance is effective for the Company’s financial statements that include periods beginning January 1, 2018, with early adoption permitted. The guidance will be applied using a retrospective transition method. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations.

Intra-Entity Transfers of Assets Other Than Inventory - In October 2016, the FASB issued guidance that will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This eliminates the current exception for all intra-entity transfers of an asset other than inventory that requires deferral of the tax effects until the asset is sold to a third party or otherwise recovered through use. The guidance is effective for the Company’s financial statements that include periods beginning after January 1, 2018. Early adoption is permitted. The guidance will be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations.

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

Clarifying the Definition of a Business - In January 2017, the FASB issued guidance that clarifies when a set of transferred assets and activities is a business. Under the new guidance, an entity will determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of identifiable assets. If this threshold is met, the set of assets and activities is not a business. If the threshold is not met, the entity then evaluates whether the set of assets and activities meets the requirement that a business include an input and a substantive process. The guidance is effective for the Company’s financial statements that include periods beginning January 1, 2018. Early adoption is permitted. The amendments will be applied prospectively. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations.

Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment - In January 2017, the FASB issued guidance that simplifies how an entity assesses goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity will recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance is effective for the Company’s financial statements that include periods beginning January 1, 2020. Early adoption is permitted. The amendments will be applied prospectively. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations.

Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets - In February 2017, the FASB amended guidance on how entities account for the derecognition of a nonfinancial asset or an in-substance nonfinancial asset that is not a business. The guidance is effective for the Company’s financial statements that include periods beginning January 1, 2018. The guidance is to be applied using a full retrospective method or a modified retrospective method and is effective for the Company’s financial statements that include periods beginning January 1, 2018. Early adoption is permitted. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations.

Premium Amortization on Purchased Callable Debt Securities - In March 2017, the FASB issued guidance that shortens the amortization period for the premium on certain purchased callable debt securities. Specifically, the amendments require the premium to be amortized to the earliest call date. The guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to the maturity date. The guidance will be effective for the Company beginning January 1, 2019 and must be applied using a modified retrospective transition approach. Early adoption is permitted. The Company is in the process of determining the effect of the new guidance on our financial position and consolidated results of operations.

3. SECURITIES

Securities Portfolio
(Amounts in thousands)

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Available-for-Sale
U.S. Treasury	$598,573	$458	$(6,134)	$592,897	$548,894	$351	$(6,950)	$542,295
U.S. Agencies	45,927	—	(106)	45,821	46,043	—	(103)	45,940
Collateralized mortgage obligations	67,260	2,126	(51)	69,335	73,228	2,167	(50)	75,345
Residential mortgage-backed securities	935,346	10,057	(8,017)	937,386	884,176	10,741	(8,367)	886,550
State and municipal securities	466,152	4,110	(3,536)	466,726	466,651	2,630	(5,886)	463,395
Total	$2,113,258	$16,751	$(17,844)	$2,112,165	$2,018,992	$15,889	$(21,356)	$2,013,525
Held-to-Maturity
Collateralized mortgage obligations	$38,556	$—	$(1,219)	$37,337	$40,568	$—	$(1,295)	$39,273
Residential mortgage-backed securities	1,417,781	3,074	(17,804)	1,403,051	1,378,610	2,529	(20,218)	1,360,921
Commercial mortgage-backed securities	338,396	769	(4,609)	334,556	314,622	692	(5,153)	310,161
State and municipal securities	204	—	—	204	204	—	—	204
Foreign sovereign debt	500	—	(2)	498	500	—	—	500
Other securities	6,536	422	—	6,958	3,619	92	—	3,711
Total	$1,801,973	$4,265	$(23,634)	$1,782,604	$1,738,123	$3,313	$(26,666)	$1,714,770

The carrying value of securities pledged to secure public deposits, FHLB advances, trust deposits, Federal Reserve Bank (“FRB”) discount window borrowing availability, derivative transactions, and standby letters of credit with counterparty banks and for other purposes as permitted or required by law totaled $349.7 million and $351.4 million at March 31, 2017 and December 31, 2016, respectively. Of total pledged securities, securities pledged to creditors under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties totaled $84.9 million and $86.7 million at March 31, 2017 and December 31, 2016, respectively.

Excluding securities issued or backed by the U.S. Government, its agencies and U.S. Government-sponsored enterprises, there were no investments in securities from one issuer that exceeded 10% of consolidated equity at March 31, 2017 or December 31, 2016.

The following table presents the fair values of securities with unrealized losses as of March 31, 2017 and December 31, 2016. The securities presented are grouped according to the time periods during which the securities have been in a continuous unrealized loss position.

Securities in Unrealized Loss Position
(Amounts in thousands)

	Less Than 12 Months			12 Months or Longer			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of March 31, 2017
Securities Available-for-Sale
U.S. Treasury	14	$342,105	$(6,134)	—	$—	$—	$342,105	$(6,134)
U.S. Agencies	3	45,821	(106)	—	—	—	45,821	(106)
Collateralized mortgage obligations	7	5,414	(51)	—	—	—	5,414	(51)
Residential mortgage-backed securities	51	547,366	(8,017)	—	—	—	547,366	(8,017)
State and municipal securities	444	197,854	(3,438)	7	3,037	(98)	200,891	(3,536)
Total		$1,138,560	$(17,746)		$3,037	$(98)	$1,141,597	$(17,844)
Securities Held-to-Maturity
Collateralized mortgage obligations	1	$9,002	$(216)	3	$28,335	$(1,003)	$37,337	$(1,219)
Residential mortgage-backed securities	90	970,333	(17,384)	4	12,631	(420)	982,964	(17,804)
Commercial mortgage-backed securities	64	230,846	(4,501)	1	3,231	(108)	234,077	(4,609)
Foreign sovereign debt	1	498	(2)		—	—	498	(2)
Total		$1,210,679	$(22,103)		$44,197	$(1,531)	$1,254,876	$(23,634)
As of December 31, 2016
Securities Available-for-Sale
U.S. Treasury	14	$341,497	$(6,950)	—	$—	$—	$341,497	$(6,950)
U.S. Agencies	3	45,940	(103)	—	—	—	45,940	(103)
Collateralized mortgage obligations	4	4,438	(50)	—	—	—	4,438	(50)
Residential mortgage-backed securities	51	535,001	(8,367)	—	—	—	535,001	(8,367)
State and municipal securities	686	309,958	(5,764)	5	2,462	(122)	312,420	(5,886)
Total		$1,236,834	$(21,234)		$2,462	$(122)	$1,239,296	$(21,356)
Securities Held-to-Maturity
Collateralized mortgage obligations	1	$9,261	$(224)	3	$30,012	$(1,071)	$39,273	$(1,295)
Residential mortgage-backed securities	92	1,023,841	(19,816)	4	13,036	(402)	1,036,877	(20,218)
Commercial mortgage-backed securities	56	207,235	(5,063)	1	3,361	(90)	210,596	(5,153)
Total		$1,240,337	$(25,103)		$46,409	$(1,563)	$1,286,746	$(26,666)

There were $47.2 million of securities with $1.6 million in an unrealized loss position for greater than 12 months at March 31, 2017. At December 31, 2016, there were $48.9 million of securities with $1.7 million in an unrealized loss position for greater than 12 months. The Company does not consider these unrealized losses to be credit-related. These unrealized losses relate to changes in interest rates and market spreads. We do not intend to sell the securities and we do not believe it is more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

We conduct a quarterly assessment of our investment portfolio to determine whether any securities are other-than-temporarily impaired (“OTTI”). There has been no impairment recorded as of March 31, 2017 or December 31, 2016.

The following table presents the remaining contractual maturity of securities as of March 31, 2017, by amortized cost and fair value.

Remaining Contractual Maturity of Securities
(Amounts in thousands)

	March 31, 2017
	Available-for-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury, U.S. Agencies, state and municipal and foreign sovereign debt and other securities:
One year or less	$129,138	$129,204	$204	$204
One year to five years	515,772	516,900	500	498
Five years to ten years	430,272	424,979	6,536	6,958
After ten years	35,470	34,361	—	—
All other securities:
Collateralized mortgage obligations	67,260	69,335	38,556	37,337
Residential mortgage-backed securities	935,346	937,386	1,417,781	1,403,051
Commercial mortgage-backed securities	—	—	338,396	334,556
Total	$2,113,258	$2,112,165	$1,801,973	$1,782,604

The following table presents gains on securities for the three months ended March 31, 2017 and 2016.

Securities Gains (Losses)
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Proceeds from sales	$18,029	$26,682
Gross realized gains	$123	$553
Gross realized losses	(66)	(22)
Net realized gains	$57	$531
Income tax provision on net realized gains	$22	$205

Refer to Note 11 for additional details of the securities available-for-sale portfolio and the related impact of unrealized gains (losses) on other comprehensive income.

All non-marketable Community Reinvestment Act (“CRA”) qualified investments, totaling $74.1 million and $59.0 million at March 31, 2017 and December 31, 2016, respectively, are recorded in other assets on the consolidated statements of financial condition. There has been no impairment recorded for the quarter ended March 31, 2017 and year ended December 31, 2016.

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

Loan Portfolio
(Amounts in thousands)

	March 31, 2017	December 31, 2016
Commercial and industrial	$7,865,161	$7,506,977
Commercial - owner-occupied commercial real estate	2,246,424	2,142,068
Total commercial	10,111,585	9,649,045
Commercial real estate	3,218,566	3,127,373
Commercial real estate - multi-family	1,059,403	993,352
Total commercial real estate	4,277,969	4,120,725
Construction	330,775	417,955
Residential real estate	618,658	581,757
Home equity	112,954	119,049
Personal	139,715	167,710
Total loans	$15,591,656	$15,056,241
Net deferred loan fees and unamortized discount and premium on loans, included as a reduction in total loans	$41,170	$45,220
Overdrawn demand deposits included in total loans	$4,971	$2,160

We primarily lend to businesses and consumers in the market areas in which we have physical locations. We seek to diversify our loan portfolio by loan type, industry, and borrower.

Loans Held-for-Sale
(Amounts in thousands)

	March 31, 2017	December 31, 2016
Mortgage loans held-for-sale (1)	$10,219	$24,934
Other loans held-for-sale (2)	32,057	78,350
Total loans held-for-sale	$42,276	$103,284

(1)
Comprised of residential mortgage loan originations intended to be sold in the secondary market. The Company accounts for these loans under the fair value option. Refer to Note 17 for additional information regarding mortgage loans held-for-sale.

(2)
Amounts represent commercial, commercial real estate, construction and residential loans carried at the lower of aggregate cost or fair value. Generally, the Company intends to sell these loans within 30-60 days from the date the intent to sell was established.

Carrying Value of Loans Pledged
(Amounts in thousands)

	March 31, 2017	December 31, 2016
Loans pledged to secure outstanding borrowings or availability:
FRB discount window borrowings (1)	$922,207	$818,116
FHLB advances (2)	4,427,522	3,855,892
Total	$5,349,729	$4,674,008

(1)	No borrowings were outstanding at March 31, 2017 and December 31, 2016.

(2)	Refer to Notes 8 and 9 for additional information regarding FHLB advances.

Loan Portfolio Aging
(Amounts in thousands)

		Delinquent
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Loans
As of March 31, 2017
Commercial	$10,031,469	$9,930	$2,639	$—	$10,044,038	$67,547	$10,111,585
Commercial real estate	4,268,237	83	—	—	4,268,320	9,649	4,277,969
Construction	330,775	—	—	—	330,775	—	330,775
Residential real estate	611,642	2,253	—	—	613,895	4,763	618,658
Home equity	109,883	—	—	—	109,883	3,071	112,954
Personal	139,677	24	5	—	139,706	9	139,715
Total loans	$15,491,683	$12,290	$2,644	$—	$15,506,617	$85,039	$15,591,656
As of December 31, 2016
Commercial	$9,572,607	$6,889	$96	$—	$9,579,592	$69,453	$9,649,045
Commercial real estate	4,114,409	—	—	—	4,114,409	6,316	4,120,725
Construction	417,955	—	—	—	417,955	—	417,955
Residential real estate	573,667	2,859	640	—	577,166	4,591	581,757
Home equity	115,652	80	—	—	115,732	3,317	119,049
Personal	167,675	19	5	—	167,699	11	167,710
Total loans	$14,961,965	$9,847	$741	$—	$14,972,553	$83,688	$15,056,241

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

Impaired Loans
(Amounts in thousands)

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve
As of March 31, 2017
Commercial	$156,917	$91,096	$62,425	$153,521	$19,186
Commercial real estate	9,649	8,861	788	9,649	130
Residential real estate	4,999	—	4,763	4,763	508
Home equity	5,137	1,934	3,071	5,005	347
Personal	9	—	9	9	4
Total impaired loans	$176,711	$101,891	$71,056	$172,947	$20,175
As of December 31, 2016
Commercial	$141,415	$104,408	$28,756	$133,164	$10,930
Commercial real estate	6,316	5,169	1,147	6,316	223
Residential real estate	4,708	—	4,591	4,591	406
Home equity	5,740	2,291	3,317	5,608	376
Personal	11	—	11	11	3
Total impaired loans	$158,190	$111,868	$37,822	$149,690	$11,938

Average Recorded Investment and Interest Income Recognized on Impaired Loans (1)
(Amounts in thousands)

	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$128,646	$1,309	$51,994	$320
Commercial real estate	6,985	—	8,495	—
Residential real estate	4,491	—	4,129	—
Home equity	5,127	25	8,429	27
Personal	10	—	45	—
Total	$145,259	$1,334	$73,092	$347

(1)	Represents amounts while classified as impaired for the periods presented.

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

Credit Quality Indicators
(Dollars in thousands)

	Special Mention	% of Portfolio Loan Type	Potential Problem Loans	% of Portfolio Loan Type	Non- Performing Loans	% of Portfolio Loan Type	Total Loans
As of March 31, 2017
Commercial	$79,777	0.8	$190,181	1.9	$67,547	0.7	$10,111,585
Commercial real estate	14,552	0.3	4,456	0.1	9,649	0.2	4,277,969
Construction	—	—	—	—	—	—	330,775
Residential real estate	5,929	1.0	3,818	0.6	4,763	0.8	618,658
Home equity	381	0.3	152	0.1	3,071	2.7	112,954
Personal	21	*	62	*	9	*	139,715
Total	$100,660	0.6	$198,669	1.3	$85,039	0.5	$15,591,656
As of December 31, 2016
Commercial	$173,626	1.8	$114,090	1.2	$69,453	0.7	$9,649,045
Commercial real estate	—	—	4,632	0.1	6,316	0.2	4,120,725
Construction	—	—	—	—	—	—	417,955
Residential real estate	5,449	0.9	3,829	0.7	4,591	0.8	581,757
Home equity	508	0.4	733	0.6	3,317	2.8	119,049
Personal	28	*	61	*	11	*	167,710
Total	$179,611	1.2	$123,345	0.8	$83,688	0.6	$15,056,241

*	Less than 0.1%

Troubled Debt Restructured Loans

Troubled Debt Restructured Loans Outstanding
(Amounts in thousands)

	March 31, 2017		December 31, 2016
	Accruing	Nonaccrual (1)	Accruing	Nonaccrual (1)
Commercial	$85,974	$32,795	$63,711	$33,141
Commercial real estate	—	5,101	—	5,857
Residential real estate	—	1,227	—	1,534
Home equity	1,934	2,604	2,291	3,081
Total	$87,908	$41,727	$66,002	$43,613

(1)	Included in nonperforming loans.

At March 31, 2017 and December 31, 2016, credit commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $15.0 million and $13.4 million, respectively. The following table presents the type of modification for loans that have been restructured and the post-modification recorded investment during the three months ended March 31, 2017 and 2016.

Additions to Troubled Debt Restructurings During the Period
(Dollars in thousands)

	Extension of Maturity Date (1)		Other Concession (2)		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
Three Months Ended March 31, 2017
Accruing:
Commercial	—	$—	3	$33,453	3	$33,453
Nonaccruing:
Commercial	1	270	2	7,729	3	7,999
Total accruing and nonaccruing additions	1	$270	5	$41,182	6	$41,452
Change in recorded investment due to principal paydown or charge-off at time of modification, net of advances						$400

Three Months Ended March 31, 2016
Accruing:
Commercial	—	$—	2	$15,227	2	$15,227
Nonaccruing:
Commercial	2	762	—	—	2	762
Commercial real estate	1	77	1	691	2	768
Residential real estate	—	—	1	73	1	73
Home equity	—	—	2	124	2	124
Total accruing and nonaccruing additions	3	$839	6	$16,115	9	$16,954

(1)	Extension of maturity date also includes loans renewed at an existing rate of interest that is considered a below market rate for that particular loan’s risk profile.

(2)	Other concessions primarily include interest rate reductions, loan increases or deferrals of principal.

At the time an accruing loan becomes modified and meets the definition of a TDR, it is considered impaired and no longer included as part of the general loan loss reserve population. However, our general reserve methodology considers amount and the nature of TDRs that occurred during the period as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements.

As impaired loans, TDRs (both accruing and nonaccruing) are evaluated for impairment at the end of each quarter with a specific valuation reserve created, or adjusted (either individually or as part of a pool), if necessary, as a component of the allowance for loan losses. Our allowance for loan losses included $6.8 million and $1.6 million in specific reserves for TDRs at March 31, 2017, and December 31, 2016, respectively.

During the three months ended March 31, 2017, and the three months ended March 31, 2016, there were no loans that became nonperforming within 12 months of being modified as an accruing TDR. A loan typically becomes nonperforming and placed on nonaccrual status when the principal or interest payments are 90 days past due based on contractual terms or when an individual analysis of a borrower’s creditworthiness indicates a loan should be placed on nonaccrual status earlier than the 90-day past due date.

Other Real Estate Owned (“OREO”)

The following table presents the composition of property acquired as a result of borrower defaults on loans secured by real property.

OREO Composition
(Amounts in thousands)

	March 31, 2017	December 31, 2016
Single-family homes	$121	$186
Land parcels	1,013	1,070
Office/industrial	451	1,003
Retail	7,303	7,944
Total OREO properties	$8,888	$10,203

The recorded investment in consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $843,000 at March 31, 2017 and $1.4 million at December 31, 2016.

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

Covered Assets
(Amounts in thousands)

	March 31, 2017	December 31, 2016
Residential mortgage loans (1)	$19,689	$20,347
Foreclosed real estate - single-family homes	575	777
Estimated loss reimbursement by the FDIC	917	939
Total covered assets	21,181	22,063
Allowance for covered loan losses	(4,931)	(4,766)
Net covered assets	$16,250	$17,297

(1)	Includes $197,000 and $203,000 of purchased credit-impaired loans as of March 31, 2017 and December 31, 2016, respectively.

The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $120,000 and $194,000 at March 31, 2017 and December 31, 2016, respectively.

5. ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

The following allowance and credit quality disclosures exclude covered loans. Refer to Note 4 for a discussion regarding covered loans.

Allowance for Loan Losses and Recorded Investment in Loans
(Amounts in thousands)

	Three Months Ended March 31,
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Home Equity	Personal	Total
2017
Allowance for Loan Losses:
Balance at beginning of period	$141,047	$30,626	$6,087	$3,734	$2,300	$1,971	$185,765
Loans charged-off	(211)	(111)	(21)	(60)	—	(12)	(415)
Recoveries on loans previously charged-off	455	331	7	28	31	35	887
Net recoveries (charge-offs)	244	220	(14)	(32)	31	23	472
Provision (release) for loan losses	10,002	(1,014)	(429)	1,612	(610)	(1,183)	8,378
Balance at end of period	$151,293	$29,832	$5,644	$5,314	$1,721	$811	$194,615
Ending balance, loans individually evaluated for impairment (1)	$19,186	$130	$—	$508	$347	$4	$20,175
Ending balance, loans collectively evaluated for impairment	$132,107	$29,702	$5,644	$4,806	$1,374	$807	$174,440
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$153,521	$9,649	$—	$4,763	$5,005	$9	$172,947
Ending balance, loans collectively evaluated for impairment	9,958,064	4,268,320	330,775	613,895	107,949	139,706	15,418,709
Total recorded investment in loans	$10,111,585	$4,277,969	$330,775	$618,658	$112,954	$139,715	$15,591,656

2016
Allowance for Loan Losses:
Balance at beginning of period	$117,619	$27,610	$5,441	$4,239	$3,744	$2,083	$160,736
Loans charged-off	(78)	(1,497)	—	(484)	(192)	(150)	(2,401)
Recoveries on loans previously charged-off	187	296	19	19	34	30	585
Net recoveries (charge-offs)	109	(1,201)	19	(465)	(158)	(120)	(1,816)
Provision (release) for loan losses	2,960	3,548	(529)	269	(160)	348	6,436
Balance at end of period	$120,688	$29,957	$4,931	$4,043	$3,426	$2,311	$165,356
Ending balance, loans individually evaluated for impairment (1)	$4,671	$1,062	$—	$243	$775	$—	$6,751
Ending balance, loans collectively evaluated for impairment	$116,017	$28,895	$4,931	$3,800	$2,651	$2,311	$158,605
Recorded Investment in Loans:
Ending balance, loans individually evaluated for impairment (1)	$68,204	$8,242	$—	$3,900	$7,548	$11	$87,905
Ending balance, loans collectively evaluated for impairment	8,609,634	3,461,744	537,304	473,363	118,548	169,167	13,369,760
Total recorded investment in loans	$8,677,838	$3,469,986	$537,304	$477,263	$126,096	$169,178	$13,457,665

(1)	Refer to Note 4 for additional information regarding impaired loans.

Reserve for Unfunded Commitments (1)
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$17,140	$11,759
Provision for unfunded commitments	753	595
Balance at end of period	$17,893	$12,354
Unfunded commitments, excluding covered assets, at period end	$6,843,413	$6,361,917

(1)
Unfunded commitments include commitments to extend credit, standby letters of credit and commercial letters of credit. Unfunded commitments related to covered assets are excluded as they are covered under a loss share agreement with the FDIC.

Refer to Note 16 for additional details of commitments to extend credit, standby letters of credit and commercial letters of credit.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Carrying Amount of Goodwill by Operating Segment
(Amounts in thousands)

	March 31, 2017	December 31, 2016
Banking	$81,755	$81,755
Asset management	12,286	12,286
Total goodwill	$94,041	$94,041

Goodwill is not amortized but, instead, is subject to impairment tests at least on an annual basis or more often if events or circumstances occur that would indicate it is more likely than not that the fair value of a reporting unit is below its carrying value. Our annual goodwill impairment test was performed as of October 31, 2016, and it was determined no impairment existed as of that date nor are we aware of any events or circumstances that would indicate goodwill is impaired at March 31, 2017. There were no impairment charges for goodwill recorded in 2016. Our annual goodwill test will be completed during fourth quarter 2017.

We have other intangible assets capitalized on the consolidated statements of financial condition in the form of core deposit premiums and client relationships. These intangible assets are being amortized over their estimated useful lives, which range from 8 to 12 years.

We review other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During the three months ended March 31, 2017, there were no events or circumstances that we believe indicate there may be impairment of other intangible assets, and no impairment charges for other intangible assets were recorded for the three months ended March 31, 2017.

Other Intangible Assets
(Dollars in thousands)

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Core deposit intangibles:
Gross carrying amount	$12,378	$12,378
Accumulated amortization	11,899	11,420
Net carrying amount	$479	$958
Amortization during the period	$479	$1,995
Weighted average remaining life (in years)	0.3	0.5
Client relationships:
Gross carrying amount	$1,459	$1,459
Accumulated amortization	1,190	1,148
Net carrying amount	$269	$311
Amortization during the period	$42	$166
Weighted average remaining life (in years)	3.8	4.1

Scheduled Amortization of Other Intangible Assets
(Amounts in thousands)

Total
Year Ended December 31,
2017 - remaining nine months	$604
2018	98
2019	28
2020	15
2021	3
Total	$748

7. DEPOSITS

Summary of Deposits
(Amounts in thousands)

	March 31, 2017	December 31, 2016
Noninterest-bearing demand deposits	$5,258,941	$5,196,587
Interest-bearing demand deposits	2,176,619	1,942,992
Savings deposits	443,934	439,689
Money market accounts	6,285,087	6,144,950
Time deposits (1)	2,544,134	2,341,011
Total deposits	$16,708,715	$16,065,229

(1)	Time deposits with a minimum denomination of $250,000 totaled $1.5 billion at both March 31, 2017 and December 31, 2016.

Scheduled Maturities of Time Deposits
(Amounts in thousands)

Total
Year Ended December 31,
2017
Second quarter	$624,473
Third quarter	568,228
Fourth quarter	239,170
2018	519,721
2019	152,769
2020	243,297
2021	148,001
2022 and thereafter	48,475
Total	$2,544,134

Maturities of Time Deposits of $100,000 or More
(Amounts in thousands)

March 31, 2017
Maturing within 3 months	$563,428
After 3 but within 6 months	468,378
After 6 but within 12 months	454,394
After 12 months	738,452
Total	$2,224,652

8. SHORT-TERM BORROWINGS

Summary of Short-Term Borrowings
(Dollars in thousands)

	March 31, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
Outstanding:
FHLB advances	$1,190,000	0.82%	$1,540,000	0.63%
Other borrowings	1,877	—%	1,773	0.18%
Secured borrowings	3,441	4.07%	2,973	4.05%
Total short-term borrowings	$1,195,318		$1,544,746
Unused Availability:
Federal funds (1)	$660,500		$620,500
FRB discount window primary credit program (2)	773,564		668,412
FHLB advances (3)	1,329,832		648,199
Revolving line of credit	60,000		60,000

(1)	Our total availability of overnight Federal fund (“Fed funds”) borrowings is not a committed line of credit and is dependent upon lender availability.

(2)	Our borrowing capacity changes each quarter subject to available collateral and FRB discount factors.

(3)
As a member of the FHLB Chicago, the Bank has access to borrowing capacity which is subject to change based on the availability of acceptable collateral to pledge and the level of our investment in FHLB Chicago stock. At March 31, 2017, our borrowing capacity was $2.6 billion, of which $1.3 billion was available, subject to making the required additional investment in FHLB Chicago stock.

Borrowings with maturities of one year or less are classified as short-term.

FHLB Advances - At March 31, 2017, FHLB advances totaled $1.24 billion, consisting of $1.19 billion in short-term borrowings, and $50.0 million classified as long-term debt. Qualifying residential, multi-family and commercial real estate (“CRE”) loans, home equity lines of credit, and residential mortgage-backed securities are pledged as collateral to secure current outstanding balances and additional borrowing availability.

Other Borrowings - At March 31, 2017 and December 31, 2016 other borrowings consisted of the Company’s obligation to a third party bank under a commercial credit card servicing arrangement and at December 31, 2016 also included cash received by counterparty in excess of derivative liability.

Secured Borrowings - Secured borrowings represent amounts related to certain loan participation agreements on loans we originated that were classified as secured borrowings because they did not qualify for sale accounting treatment. A corresponding amount is recorded within loans on the consolidated statements of financial condition.

Revolving Line of Credit - The Company has a 364-day revolving line of credit (the “Facility”) with a group of commercial banks allowing borrowing of up to $60.0 million, and maturing on the earlier of September 22, 2017 or the consummation of the Company’s merger with CIBC. The interest rate applied to borrowings under the Facility will be elected by the Company at the time an advance is made; interest rate elections include either 30-day or 90-day LIBOR plus 1.75% or Prime minus 0.50% at the time the advance is made. Any amounts outstanding under the Facility upon or before maturity may be converted, at the Company’s option, to an amortizing term loan, with the balance of such loan due September 22, 2019 (subject to earlier maturity upon consummation of the merger with CIBC, as previously noted). At March 31, 2017 and December 31, 2016, no amounts were drawn on the Facility.

9. LONG-TERM DEBT

Long-Term Debt
(Dollars in thousands)

	Rate Type	Current Rate	Maturity	March 31, 2017	December 31, 2016
Parent Company:
Junior Subordinated Debentures (1)
Bloomfield Hills Statutory Trust I	Floating, three-month LIBOR + 2.65%	3.80%	2034	$8,248	$8,248
PrivateBancorp Statutory Trust II	Floating, three-month LIBOR + 1.71%	2.84%	2035	51,547	51,547
PrivateBancorp Statutory Trust III	Floating, three-month LIBOR + 1.50%	2.63%	2035	41,238	41,238
PrivateBancorp Statutory Trust IV (2)	Fixed	10.00%	2068	66,628	66,618
Subordinated debt facility (3)(4)	Fixed	7.125%	2042	120,674	120,659
Subtotal				$288,335	$288,310
Subsidiaries:
FHLB advances (5)	Fixed	3.58% - 4.68%	2019	50,000	50,000
Total long-term debt				$338,335	$338,310

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

(2)	Net of deferred financing costs of $2.1 million at both March 31, 2017 and December 31, 2016.

(3)	Net of deferred financing costs of $4.3 million at both March 31, 2017 and December 31, 2016.

(4)	Qualifies as Tier 2 capital for regulatory capital purposes.

(5)	Weighted average interest rate was 3.75% at both March 31, 2017 and December 31, 2016.

The $167.7 million in junior subordinated debentures presented in the table above were issued to four separate wholly-owned trusts for the purpose of issuing Company-obligated mandatorily redeemable trust preferred securities. Refer to Note 10 for further information on the nature and terms of these and previously issued debentures.

At March 31, 2017, outstanding long-term FHLB advances were secured by qualifying residential, multi-family, CRE, and home equity lines of credit. From time to time, we may pledge eligible real estate mortgage-backed securities to support additional borrowings.

We reclassify long-term debt to short-term borrowings when the remaining maturity becomes less than one year.

Scheduled Maturities of Long-Term Debt
(Amounts in thousands)

Total
Year Ended December 31,
2019	$50,000
2034 and thereafter	288,335
Total	$338,335

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES HELD BY TRUSTS THAT ISSUED TRUST PREFERRED SECURITIES

As of March 31, 2017, we sponsored and wholly owned 100% of the common equity of four trusts that were formed for the purpose of issuing mandatorily redeemable trust preferred securities (“Trust Preferred Securities”) to third-party investors and investing the proceeds from the sale of the Trust Preferred Securities solely in a series of junior subordinated debentures of the Company (“Debentures”). The Debentures held by the trusts, which in aggregate totaled $167.7 million, net of deferred financing costs, at

March 31, 2017, are the sole assets of each respective trust. Our obligations under the Debentures and related documents constitute a full and unconditional guarantee by the Company on a subordinated basis of all payments on the Trust Preferred Securities. We currently have the right to redeem, in whole or in part, subject to any required regulatory approval, all or any series of the Debentures at a redemption price of 100% of the principal amount plus accrued and unpaid interest. The repayment, redemption or repurchase of any of the Debentures would be subject to the terms of the applicable indenture and result in a corresponding repayment, redemption or repurchase of an equivalent amount of the related series of Trust Preferred Securities. Any redemption of the 10% Debentures held by the PrivateBancorp Capital Trust IV also would be subject to the terms of the replacement capital covenant described below.

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

Common Securities, Preferred Securities, and Related Debentures
(Dollars in thousands)

		Common Securities Issued	Trust Preferred Securities Issued (1)			Principal Amount of Debentures (1)
	Issuance Date			Coupon Rate (2)	Maturity	March 31, 2017
Bloomfield Hills Statutory Trust I	May 2004	$248	$8,000	3.80%	June 2034	$8,248
PrivateBancorp Statutory Trust II	June 2005	1,547	50,000	2.84%	Sept. 2035	51,547
PrivateBancorp Statutory Trust III	Dec. 2005	1,238	40,000	2.63%	Dec. 2035	41,238
PrivateBancorp Capital Trust IV	May 2008	5	68,750	10.00%	June 2068	66,628	(3)
Total		$3,038	$166,750			$167,661

(1)
The Trust Preferred Securities accrue distributions at a rate equal to the interest rate on, and have a redemption date identical to the maturity date of, the corresponding Debentures. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Debentures at maturity or upon earlier redemption.

(2)
Reflects the coupon rate in effect at March 31, 2017. The coupon rates for Bloomfield Hills Statutory Trust I, PrivateBancorp Statutory Trust II and PrivateBancorp Statutory Trust III are variable based on three-month LIBOR plus 2.65%, 1.71% and 1.50%, respectively. The coupon rate for PrivateBancorp Capital Trust IV is fixed. Distributions on all Trust Preferred Securities are payable quarterly. We have the right to defer payment of interest on the Debentures at any time or from time to time for a period not exceeding ten years, in the case of the Debentures held by Trust IV, and five years, in the case of all other Debentures, without causing an event of default under the related indenture, provided no extension period may extend beyond the stated maturity of the Debentures. During such extension period, distributions on the Trust Preferred Securities would also be deferred, and our ability to pay dividends on our common stock would generally be prohibited. The Federal Reserve has the ability to prevent interest payments on the Debentures.

(3)	Net of deferred financing costs of $2.1 million at March 31, 2017.

11. EQUITY

Capital Stock

At March 31, 2017 and December 31, 2016, the Company had authority to issue 180 million shares of capital stock, consisting of one million shares of preferred stock, five million shares of non-voting common stock and 174 million shares of voting common stock. At March 31, 2017 and December 31, 2016, no shares of preferred stock or non-voting common stock were issued or outstanding. The Company had 80.0 million and 79.8 million shares of voting common stock issued and outstanding at March 31, 2017 and December 31, 2016, respectively.

The Company reissues treasury stock, when available, or new shares to fulfill its obligation to issue shares granted pursuant to the share-based compensation plans. Treasury shares are reissued at average cost. The Company held no shares in treasury at March 31, 2017 or December 31, 2016.

Comprehensive Income

Change in Accumulated Other Comprehensive Income (“AOCI”) by Component
(Amounts in thousands)

	Three Months Ended March 31,
	2017			2016
	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total	Unrealized Gain on Available-for-Sale Securities	Accumulated Gain on Effective Cash Flow Hedges	Total
Balance at beginning of period	$(3,476)	$5,094	$1,618	$14,048	$3,211	$17,259
Increase in unrealized gains on securities	4,431	—	4,431	18,930	—	18,930
Increase in unrealized (losses) gains on cash flow hedges	—	(421)	(421)	—	12,008	12,008
Tax (expense) benefit on increase in unrealized gains (losses)	(1,693)	163	(1,530)	(7,284)	(4,646)	(11,930)
Other comprehensive income (losses) before reclassifications	2,738	(258)	2,480	11,646	7,362	19,008
Reclassification adjustment of net gains included in net income (1)	(57)	(1,213)	(1,270)	(531)	(2,190)	(2,721)
Reclassification adjustment for tax expense on realized net gains (2)	22	467	489	205	847	1,052
Amounts reclassified from AOCI	(35)	(746)	(781)	(326)	(1,343)	(1,669)
Net current period other comprehensive income (losses)	2,703	(1,004)	1,699	11,320	6,019	17,339
Balance at end of period	$(773)	$4,090	$3,317	$25,368	$9,230	$34,598

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

12. EARNINGS PER COMMON SHARE

Basic and Diluted Earnings per Common Share
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Basic earnings per common share
Net income	$57,952	$49,552
Net income allocated to participating stockholders (1)	(707)	(425)
Net income allocated to common stockholders	$57,245	$49,127
Weighted-average common shares outstanding	79,516	78,550
Basic earnings per common share	$0.72	$0.63
Diluted earnings per common share
Diluted earnings applicable to common stockholders (2)	$57,260	$49,134
Weighted-average diluted common shares outstanding:
Weighted-average common shares outstanding	79,516	78,550
Dilutive effect of stock awards (3)	1,784	1,306
Weighted-average diluted common shares outstanding	81,300	79,856
Diluted earnings per common share	$0.70	$0.62

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

(3)
For the three months ended March 31, 2017 and 2016, the weighted-average outstanding non-participating securities of 24,000 and 463,000 shares, respectively, were not included in the computation of diluted earnings per common share because their inclusion would have been antidilutive for the periods presented.

13. INCOME TAXES

Income Tax Provision Analysis
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Income before income taxes	$79,484	$76,225
Income tax provision:
Current income tax provision	$22,426	$25,373
Deferred income (benefit) tax provision	(894)	1,300
Total income tax provision	$21,532	$26,673
Effective tax rate	27.1%	35.0%

The effective tax rate includes net tax benefits from the exercise and vesting of share-based compensation. Such tax benefits totaled $4.9 million for the three months ended March 31, 2017, and $2.1 million for three months ended March 31, 2016. Most of the Company’s restricted stock awards vest annually in the first quarter. Additionally, the effective tax rate for the three months ended March 31, 2017 included $2.7 million in tax benefits from the completion of certain tax examinations.

Deferred Tax Assets

Net deferred tax assets totaled $128.6 million at March 31, 2017 and $128.8 million at December 31, 2016. Net deferred tax assets are included in other assets in the accompanying consolidated statements of financial condition.

At March 31, 2017, we have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded. This conclusion was based in part on our recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

At March 31, 2017 and December 31, 2016, we had $682,000 and $3.3 million, respectively, of unrecognized tax benefits relating to uncertain tax positions that, if recognized, would impact the effective tax rate. During the three months ended March 31, 2017, the Company's gross unrecognized tax benefits decreased by $4.0 million. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not anticipate this change will have a material impact on the results of operations or the financial position of the Company.

14. DERIVATIVE INSTRUMENTS

We utilize an overall risk management strategy that incorporates the use of derivative instruments to reduce both interest rate risk (relating to mortgage loan commitments and planned sales of loans) and foreign currency risk (relating to certain loans denominated in currencies other than the U.S. dollar). We also use these instruments to accommodate our clients as we provide them with risk management solutions. None of the client-related and other end-user derivatives, noted in the table below, were designated as hedging instruments for accounting purposes at March 31, 2017, and December 31, 2016.

Notional Amounts and Fair Value of Derivative Instruments
(Amounts in thousands)

	Asset Derivatives				Liability Derivatives
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	$225,000	$202	$350,000	$1,873	$75,000	$42	$—	$—
Derivatives not designated as hedging instruments:
Client-related derivatives:
Interest rate contracts	$4,780,591	$22,502	$4,490,888	$31,871	$4,780,591	$16,735	$4,490,888	$32,058
Foreign exchange contracts	134,497	4,268	126,447	6,579	120,012	3,619	124,598	5,901
Risk participation agreements (1)	60,721	9	61,001	10	94,073	10	93,561	11
Total client-related derivatives		$26,779		$38,460		$20,364		$37,970
Other end-user derivatives:
Foreign exchange contracts	$37,531	$1,400	$19,155	$1,518	$37,928	$188	$29,943	$201
Mortgage banking derivatives		159		1,033		137		350
Warrants		261		263		—		—
Total other end-user derivatives		$1,820		$2,814		$325		$551
Total derivatives not designated as hedging instruments		$28,599		$41,274		$20,689		$38,521
Netting adjustments (2)		(7,290)		(15,182)		(5,311)		(20,399)
Total derivatives		$21,511		$27,965		$15,420		$18,122

(1)	The remaining average notional amounts are shown for risk participation agreements.

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

Certain of our derivative contracts contain embedded credit risk contingent features that if triggered allow the derivative counterparty to terminate the derivative or require additional collateral. These contingent features are triggered if we do not meet specified financial performance indicators such as minimum capital ratios under the federal banking agencies’ guidelines. All such requirements were met at March 31, 2017. The fair value of the derivatives with credit contingency features in a net liability position at March 31, 2017 totaled $1.4 million and $1.3 million of collateral was posted for these transactions. If the credit risk contingency features were triggered at March 31, 2017, no additional collateral would be required to be posted to derivative counterparties and $1.4 million in outstanding derivative instruments would be immediately settled.

Derivatives Designated in Hedge Relationships

We use interest rate derivatives to hedge variability in forecasted interest cash flows in our loan portfolio which is comprised primarily of floating-rate loans. These derivatives are designated as cash flow hedges. The objective of our hedging program is to use interest rate derivatives to manage our exposure to interest rate movements.

Cash Flow Hedges – Under our cash flow hedging program, we enter into receive fixed/pay variable interest rate swaps to convert certain floating-rate commercial loan cash flows to fixed-rate to reduce the variability in forecasted interest cash flows due to market interest rate changes. We use regression analysis to assess the effectiveness of cash flow hedges at both the inception of the hedge relationship and on an ongoing basis. Ineffectiveness is generally measured as the amount by which the cumulative change in fair value of the hedging instrument exceeds the present value of the cumulative change in the expected cash flows of the hedged item. Measured ineffectiveness is recognized directly in other non-interest income in the consolidated statements of income. During the three months ended March 31, 2017, there were no gains or losses from cash flow hedge derivatives related to ineffectiveness that were reclassified to current earnings. The effective portion of the gains or losses on cash flow hedges are recorded, net of tax, in AOCI and are subsequently reclassified to interest income on loans in the period that the hedged interest cash flows affect earnings. As of March 31, 2017, the maximum length of time over which forecasted interest cash flows are hedged is approximately four years. As of March 31, 2017, $1.7 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2017. There are no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to our cash flow hedge strategy.

During the three months ended March 31, 2017, there were no gains or losses from cash flow hedge derivatives reclassified to current earnings because it became probable that the original forecasted transaction would not occur. Refer to Note 11 for additional information regarding the changes in AOCI related to the interest rate swaps designated as cash flow hedges.

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

The current payment/performance risk of written RPAs is assessed using internal risk ratings which range from 2 to 7 with the latter representing the highest credit risk. The risk rating is based on several factors including the financial condition of the RPA’s underlying derivative counterparty, present economic conditions, performance trends, leverage, and liquidity.

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

Risk Participation Agreements
(Dollars in thousands)

	March 31, 2017	December 31, 2016
Fair value of written RPAs	$10	$11
Range of remaining terms to maturity (in years)	Less than 1 to 5	Less than 1 to 5
Range of assigned internal risk ratings	2 to 7	2 to 7
Maximum potential amount of future undiscounted payments	$4,276	$4,107
Percent of maximum potential amount of future undiscounted payments covered by proceeds from liquidation of pledged collateral	70%	65%

Other End-User Derivatives – We use forward commitments to sell to-be-announced securities and other commitments to sell residential mortgage loans at specified prices to economically hedge the change in fair value of customer interest rate lock commitments and residential mortgage loans held-for-sale. The forward commitments to sell and the interest rate lock commitments are considered derivatives. At March 31, 2017, the par value of our residential mortgage loans held-for-sale totaled $10.2 million, the notional value of our interest rate lock commitments totaled $40.4 million, and the notional value of our forward commitments to sell totaled $57.8 million.

We are also exposed at times to foreign exchange risk as a result of originating loans in which the principal and interest are settled in a currency other than U.S. dollars. As of March 31, 2017, our exposure was to the Euro, Canadian dollar, Danish kroner, British pound and Australian dollar on $48.8 million of loans. We manage this risk using forward currency derivatives.

Additionally, in connection with certain negotiated credit facilities, we receive warrants to acquire stock in privately-held client companies, which are considered derivatives under current accounting standards. As of March 31, 2017, warrants totaled $261,000.

Gain (Loss) Recognized on Derivative Instruments
Not Designated in Hedging Relationship
(Amounts in thousands)

	Location in Consolidated Statement of Income	Three Months Ended March 31,
		2017	2016
Gain on client-related derivatives:
Interest rate contracts	Capital markets income	$4,817	$3,531
Foreign exchange contracts	Capital markets income	2,089	1,660
RPAs	Capital markets income	18	8
Total client-related derivatives		$6,924	$5,199
Gain (loss) on end-user derivatives:
Foreign exchange contracts	Other income, service and charges income	$(556)	$(504)
Mortgage banking derivatives	Mortgage banking income	(241)	(513)
Warrants	Other income, service and charges income	(15)	146
Total end-user derivatives		$(812)	$(871)
Total net gain recognized on derivatives not designated in hedging relationship		$6,112	$4,328

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

Derivative contracts may require us to provide or receive cash or financial instrument collateral. Cash collateral associated with derivative assets and liabilities subject to enforceable master netting agreements with the same counterparty is posted on a net basis. We have pledged cash or financial collateral in accordance with each counterparty’s collateral posting requirements for all of the Company’s derivative assets and liabilities in a net liability position as of March 31, 2017 and December 31, 2016. Certain collateral posting requirements are subject to posting thresholds and minimum transfer amounts, such that we are only required to post collateral once the posting threshold is met, and any adjustments to the amount of collateral posted must meet minimum transfer amounts.

As of March 31, 2017, $2.0 million of cash collateral received was netted with the related financial assets on the consolidated statements of financial condition, compared to $5.2 million of cash collateral pledged that was netted with the related financial liabilities at December 31, 2016. To the extent not netted against fair values under a master netting agreement, the excess collateral received or pledged is included in other short-term borrowings or other investments, respectively. There was no excess cash collateral received at March 31, 2017 and no excess cash collateral pledged at December 31, 2016. Any securities pledged to counterparties as financial instrument collateral remain on the consolidated statements of financial condition as long as we do not default.

Certain of the Company’s over-the-counter derivative assets and liabilities are cleared through a central counterparty. The parties in a centrally cleared derivative transaction exchange daily payments that reflect the daily change in value of the derivative. These payments are referred to as “variation margin.” Beginning in January 2017, the Company began treating variation margin payments as settlement payments rather than as collateral payments. As such, the variation margin payments directly reduce derivative assets and liabilities for balance sheet and disclosure presentation purposes.

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

Offsetting of Financial Assets and Liabilities
(Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of March 31, 2017
Financial assets:
Derivatives (1):
Interest rate contracts	$22,704	$(3,010)	$19,694	$(404)	$—	$19,290
Foreign exchange contracts	4,843	(4,260)	583	—	—	583
RPAs	9	—	9	—	—	9
Mortgage banking derivatives	20	(20)	—	—	—	—
Total derivatives subject to a master netting agreement	27,576	(7,290)	20,286	(404)	—	19,882
Total derivatives not subject to a master netting agreement	1,225	—	1,225	—	—	1,225
Total derivatives	$28,801	$(7,290)	$21,511	$(404)	$—	$21,107
Financial liabilities:
Derivatives (1):
Interest rate contracts	$16,777	$(4,477)	$12,300	$(1,766)	$—	$10,534
Foreign exchange contracts	1,758	(814)	944	—	—	944
RPAs	10	—	10	—	—	10
Mortgage banking derivatives	59	(20)	39	—	—	39
Total derivatives subject to a master netting agreement	18,604	(5,311)	13,293	(1,766)	—	11,527
Total derivatives not subject to a master netting agreement	2,127	—	2,127	—	—	2,127
Total derivatives	$20,731	$(5,311)	$15,420	$(1,766)	$—	$13,654

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents financial instrument and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the financial instrument.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

Offsetting of Financial Assets and Liabilities (Continued) (Amounts in thousands)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset (2)	Net Amount Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition (3)		Net Amount
				Financial Instruments (4)	Cash Collateral
As of December 31, 2016
Financial assets:
Derivatives (1):
Interest rate contracts	$33,744	$(11,828)	$21,916	$(2,424)	$—	$19,492
Foreign exchange contracts	6,296	(3,321)	2,975	—	—	2,975
RPAs	10	—	10	—	—	10
Mortgage banking derivatives	449	(33)	416	—	—	416
Total derivatives subject to a master netting agreement	40,499	(15,182)	25,317	(2,424)	—	22,893
Total derivatives not subject to a master netting agreement	2,648	—	2,648	—	—	2,648
Total derivatives	$43,147	$(15,182)	$27,965	$(2,424)	$—	$25,541
Financial liabilities:
Derivatives (1):
Interest rate contracts	$32,058	$(18,719)	$13,339	$(1,229)	$—	$12,110
Foreign exchange contracts	2,983	(1,647)	1,336	(123)	—	1,213
RPAs	11	—	11	(1)	—	10
Mortgage banking derivatives	33	(33)	—	—	—	—
Total derivatives subject to a master netting agreement	35,085	(20,399)	14,686	(1,353)	—	13,333
Total derivatives not subject to a master netting agreement	3,436	—	3,436	—	—	3,436
Total derivatives	$38,521	$(20,399)	$18,122	$(1,353)	$—	$16,769

(1)	All derivative contracts are over-the-counter contracts.

(2)	Represents financial instrument and related cash collateral entered into with the same counterparty and subject to a master netting agreement.

(3)	Collateralization is determined at the counterparty level. If overcollateralization exists, the amount shown is limited to the fair value of the financial instrument.

(4)	Financial instruments are disclosed at fair value. Financial instrument collateral is allocated pro-rata amongst the derivative liabilities to which it relates.

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

Contractual or Notional Amounts of Financial Instruments (1)
(Amounts in thousands)

	March 31, 2017	December 31, 2016
Commitments to extend credit:
Home equity lines	$13,821	$14,880
Credit card lines	7,594	6,314
Residential 1-4 family construction	85,991	89,787
Commercial real estate, other construction, and land development	1,382,470	1,387,823
Commercial and industrial	3,843,733	3,889,323
All other commitments	1,117,435	1,052,254
Total commitments to extend credit	$6,451,044	$6,440,381
Letters of credit:
Financial standby	$359,986	$330,350
Performance standby	37,930	39,068
Commercial letters of credit	2,324	3,627
Total letters of credit	$400,240	$373,045

(1)	Includes covered loan commitments of $7.9 million and $9.0 million as of March 31, 2017 and December 31, 2016, respectively.

Commitments to extend credit are agreements to lend funds to, or issue letters of credit for the account of, a client as long as there is no violation of any condition established in the credit agreement. Commitments generally have fixed expiration dates or other termination clauses and variable interest rates tied to the prime rate or LIBOR and may require payment of a fee for the unused portion of the commitment or for the amounts issued but not drawn on letters of credit. All or a portion of unfunded commitments require regulatory capital support, except for unfunded commitments of less than one year that are unconditionally cancellable. Since many of our commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the borrowers. As of March 31, 2017, we had a reserve for unfunded commitments of $17.9 million, which reflects our estimate of inherent losses associated with these commitment obligations. The balance of this reserve changes based on a number of factors, including the balance of outstanding commitments and our assessment of the likelihood of borrowers to utilize these commitments. The reserve is recorded in other liabilities in the consolidated statements of financial condition.

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

The maximum potential future payments guaranteed by us under standby letters of credit arrangements are equal to the contractual amount of the commitment. The unamortized fees associated with standby letters of credit, which are included in other liabilities in the consolidated statements of financial condition, totaled $2.8 million as of March 31, 2017. We amortize these amounts into income over the commitment period. As of March 31, 2017, standby letters of credit had a remaining weighted-average term of approximately 14 months, with remaining actual lives ranging from less than 1 year to 5 years.

Other Commitments

The Company has unfunded commitments to CRA investments and other investment partnerships totaling $68.1 million at March 31, 2017. Of these commitments, $45.4 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the consolidated statements of financial condition.

Credit Card Settlement Guarantees

Our third-party corporate credit card provider issues corporate purchase credit cards on behalf of our commercial clients. The corporate purchase credit cards are issued to employees of certain of our commercial clients at the client’s direction and used for payment of business-related expenses. In most circumstances, these cards will be underwritten by our third-party provider. However, in certain circumstances, we may enter into a recourse agreement, which transfers the credit risk from the third-party provider to us in the event that the client fails to meet its financial payment obligation. In these circumstances, a total maximum exposure amount is established for our corporate client. In addition to the obligations presented in the prior table, the maximum potential future payments guaranteed by us under this third-party settlement guarantee were $20.9 million at March 31, 2017.

We believe that the estimated amounts of maximum potential future payments are not representative of our actual potential loss given our insignificant historical losses from this third-party settlement guarantee program. As of March 31, 2017, we had no recorded contingent liability in the consolidated financial statements for this settlement guarantee program, and management believes that the probability of any loss under this arrangement is remote.

Mortgage Loans Sold with Recourse

Certain mortgage loans sold in the secondary market have limited recourse provisions. The losses for the three months ended March 31, 2017 and 2016, arising from limited recourse provisions were not material. Based on this experience, the Company has not established any liability for potential future losses relating to mortgage loans sold in prior periods.

Legal Proceedings

Following the original announcement of the Company's proposed merger with CIBC in June 2016, three putative class actions were filed on behalf of our public stockholders in the Circuit Court of Cook County, Illinois.  The three actions were consolidated and styled In re PrivateBancorp, Inc. Shareholder Litigation, 2016-CH-08949.  All of the actions named as defendants the Company and each of its directors individually, and asserted that the directors breached their fiduciary duties in connection with the proposed transaction. Two of the complaints were also brought against CIBC and asserted that the Company and CIBC aided and abetted the directors’ alleged breaches. The actions broadly alleged that the transaction was the result of a flawed process, that the price is unfair, and that certain provisions of the merger agreement might dissuade a potential suitor from making a competing offer, among other things.  The plaintiffs later filed a consolidated amended class action complaint adding the allegation that the Company’s directors had failed to disclose material information regarding the merger in the proxy statement/prospectus.

The plaintiffs in the action agreed in principle not to pursue the action as a result of the inclusion of certain additional disclosures (the "Supplemental Disclosures") in the proxy statement/prospectus contained in the registration statement filed by CIBC on October 31, 2016. On March 6, 2017, the parties executed a stipulation of settlement (the "Settlement Agreement"), and on March 7, 2017 the plaintiffs dismissed the action. Pursuant to the Settlement Agreement, the three plaintiffs agreed to voluntarily dismiss the Action, without affecting the claims of the putative class, with leave to reinstate the action if the merger is not consummated on or before June 29, 2017. Defendants in turn agreed to settle plaintiffs' demand for a mootness fee for $185,000, but only upon consummation of the merger. If the merger is not consummated on or before June 29, 2017 and the action is reinstated, the Settlement Agreement will be null and void, and plaintiffs may apply to the court for a mootness fee award, which defendants may oppose, in whole or in part. The Company continues to believe the complaints are without merit, there are substantial legal and factual defenses to the claims asserted, and that proxy statement/prospectus contained in the registration statement first filed by CIBC on August 15, 2016 disclosed all material information prior to the inclusion of the Supplemental Disclosures.

As of March 31, 2017, and in the ordinary course of business, there were various other legal proceedings pending against the Company and our subsidiaries that are incidental to our regular business operations. Management does not believe that the outcome of any of these proceedings will have, individually or in the aggregate, a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Securities Available-for-Sale – Securities available-for-sale include U.S. Treasury, U.S. Agencies, collateralized mortgage obligations, residential mortgage-backed securities, and state and municipal securities. Substantially all available-for-sale securities are fixed-income instruments that are not quoted on an exchange, but may be traded in active markets. The fair value of these securities is based on quoted market prices obtained from external pricing services. The principal markets for our securities portfolio are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. U.S. Treasury securities have been classified in level 1 of the valuation hierarchy. All other remaining securities are generally classified in level 2 of the valuation hierarchy. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as level 3. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from external pricing services, including evaluating pricing service inputs and methodologies, using exception reports based on analytical criteria, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company’s knowledge of market liquidity and other market-related conditions.

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

Derivative Assets and Derivative Liabilities – Derivative instruments with positive fair values are reported as an asset and derivative instruments with negative fair value are reported as liabilities, in both cases after taking into account the effects of master netting agreements. For derivative counterparties, we measure nonperformance risk on the basis of each exposure to the counterparty. The fair value of derivative assets and liabilities is determined based on prices obtained from third-party advisors using standardized industry models, or based on quoted market prices obtained from external pricing services. Many factors affect derivative values, including the level of interest rates, the market’s perception of our nonperformance risk as reflected in our credit spread, and our assessment of counterparty nonperformance risk. The nonperformance risk assessment is based on our evaluation of credit risk, or if available, on observable external assessments of credit risk. Values of derivative assets and liabilities are primarily based on observable inputs and are classified in level 2 of the valuation hierarchy, with the exception of certain client-related derivatives, RPAs, interest rate lock commitments and warrants, as discussed below. On a quarterly basis, the Company uses a variety of methods to validate the overall reasonableness of the fair values obtained from third-party advisors, including evaluating inputs and methodologies used by the third-party advisors, comparing prices obtained to prices received from other pricing sources, and reviewing the reasonableness of prices based on the Company’s knowledge of market liquidity and other market-related conditions. While we may challenge valuation inputs used in determining prices obtained from third parties based on our validation procedures, during the three months ended March 31, 2017 and 2016, we did not alter the fair values ultimately provided by the third-party advisors.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy level and fair value for each major category of assets and liabilities measured at fair value at March 31, 2017, and December 31, 2016 on a recurring basis.

Fair Value Measurements on a Recurring Basis
(Amounts in thousands)

	March 31, 2017				December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Securities available-for sale:
U.S. Treasury	$592,897	$—	$—	$592,897	$542,295	$—	$—	$542,295
U.S. Agencies	—	45,821	—	45,821	—	45,940	—	45,940
Collateralized mortgage obligations	—	69,335	—	69,335	—	75,345	—	75,345
Residential mortgage-backed securities	—	937,386	—	937,386	—	886,550	—	886,550
State and municipal securities	—	466,726	—	466,726	—	463,395	—	463,395
Total securities available-for-sale	592,897	1,519,268	—	2,112,165	542,295	1,471,230	—	2,013,525
Mortgage loans held-for-sale	—	10,219	—	10,219	—	24,934	—	24,934
Residential real estate loans (1)	—	1,022	—	1,022	—	1,029	—	1,029
Derivative assets:
Interest rate contract derivatives designated as hedging instruments	—	202	—	202	—	1,873	—	1,873
Client-related derivatives	—	26,027	752	26,779	—	37,612	848	38,460
Other end-user derivatives	—	1,420	400	1,820	—	1,967	847	2,814
Netting adjustments	—	(7,290)	—	(7,290)	—	(15,182)	—	(15,182)
Total derivative assets	—	20,359	1,152	21,511	—	26,270	1,695	27,965
Total assets	$592,897	$1,550,868	$1,152	$2,144,917	$542,295	$1,523,463	$1,695	$2,067,453
Liabilities:
Derivative liabilities:
Interest rate contract derivatives designated as hedging instruments	$—	$42	$—	$42	$—	$—	$—	$—
Client-related derivatives	—	20,354	10	20,364	—	37,959	11	37,970
Other end-user derivatives	—	247	78	325	—	234	317	551
Netting adjustments	—	(5,311)	—	(5,311)	—	(20,399)	—	(20,399)
Total derivative liabilities	$—	$15,332	$88	$15,420	$—	$17,794	$328	$18,122

(1)	Represents loans accounted for under the fair value option.

If a change in valuation techniques or input assumptions for an asset or liability occurred between periods, we would consider whether this would result in a transfer between the three levels of the fair value hierarchy. There have been no transfers of assets or liabilities between level 1 and level 2 of the valuation hierarchy between December 31, 2016 and March 31, 2017.

There have been no other changes in the valuation techniques we used for assets and liabilities measured at fair value on a recurring basis from December 31, 2016 to March 31, 2017.

Reconciliation of Beginning and Ending Fair Value for Those
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (1)
(Amounts in thousands)

	Three Months Ended March 31,
	2017		2016
	Derivative Assets	Derivative (Liabilities)	Available- for-Sale Securities	Derivative Assets	Derivative (Liabilities)
Balance at beginning of period	$1,695	$(328)	$630	$891	$(265)
Total gains (losses) included in earnings (2)	57	(84)	30	409	(286)
Purchases, issuances, sales and settlements:
Issuances	102	—	—	420	—
Settlements	(860)	324	(660)	(903)	325
Transfers into Level 3 (out of Level 2) (3)	162	—	—	26	—
Transfers out of Level 3 (into Level 2) (3)	(4)	—	—	(7)	—
Balance at end of period	$1,152	$(88)	$—	$836	$(226)
Change in unrealized gains in earnings relating to assets and liabilities still held at end of period	$(23)	$3	$—	$147	$16

(1)	Fair value is presented prior to giving effect to netting adjustments.

(2)	Amounts disclosed in this line are included in the consolidated statements of income as capital markets products income for derivatives and mortgage banking income for interest rate lock commitments.

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
(Amounts in thousands)

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference (1)
March 31, 2017
Mortgage loans held-for-sale	$10,219	$10,212	$7
Residential real estate loans fair value option	1,022	986	36

December 31, 2016
Mortgage loans held-for-sale	$24,934	$25,424	$(490)
Residential real estate loans fair value option	$1,029	$991	$38

(1)	The change in fair value is reflected in mortgage banking non-interest income.

As of March 31, 2017 and December 31, 2016, none of the mortgage loans held-for-sale or residential real estate loans fair value option were on nonaccrual or 90 days or more past due and still accruing interest. Changes in fair value due to instrument-specific credit risk for the three months ended March 31, 2017, were not material.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets when there is evidence of impairment.

The following table provides the fair value of those assets that were subject to fair value adjustments during the three months ended March 31, 2017 and 2016, and still held at March 31, 2017 and 2016, respectively. All fair value measurements on a nonrecurring basis were measured using level 3 of the valuation hierarchy.

Fair Value Measurements on a Nonrecurring Basis
(Amounts in thousands)

	Fair Value		Net (Gains) Losses
	March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Collateral-dependent impaired loans (1)	$36,302	$22,968	$(7,861)	$(1,377)
OREO (2)	8,337	2,838	480	588
Total	$44,639	$25,806	$(7,381)	$(789)

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

There have been no changes in the valuation techniques we used for assets and liabilities measured at fair value on a nonrecurring basis from December 31, 2016, to March 31, 2017.

Additional Information Regarding Level 3 Fair Value Measurements

The following table presents information regarding the unobservable inputs developed by the Company for its level 3 fair value measurements.

Quantitative Information Regarding Level 3 Fair Value Measurements
(Dollars in thousands)

Financial Instrument:	Fair Value of Assets / (Liabilities) at March 31, 2017		Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Watch list derivatives	$742		Discounted cash flow	Loss factors	13.3% to 29.4%	17.7%
RPAs	(1)	(1)	Discounted cash flow	Loss factors	0.1% to 19.7%	1.0%
Interest rate lock commitments	85		Discounted cash flow	Pull-through rate	71.0% to 100.0%	81.4%
OREO	8,337		Sales comparison, income capitalization and/or cost approach	Property specific adjustment	-18.8%	-18.8%
Warrants	261		Black-Scholes option pricing model	Estimated stock price	$0.59 to $13.97	$9.31
				Remaining life assumption	9 to 10 years	9.1 years
				Volatility	26.0% to 61.0%	50.2%

(1)	Represents fair value of underlying swap.

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

Other loans held-for-sale - Included in loans held-for sale at March 31, 2017 and December 31, 2016 are $32.1 million and $78.4 million, respectively, of loans carried at the lower of aggregate cost or fair value. Fair value estimates are based on the actual agreed upon price in the agreement.

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

Financial Instruments
(Amounts in thousands)

	As of March 31, 2017
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$166,012	$166,012	$166,012	$—	$—
Federal funds sold and interest-bearing deposits in banks	335,943	335,943	—	335,943	—
Loans held-for-sale	42,276	42,276	—	42,276	—
Securities available-for-sale	2,112,165	2,112,165	592,897	1,519,268	—
Securities held-to-maturity	1,801,973	1,782,604	—	1,782,604	—
FHLB stock	38,163	38,163	—	38,163	—
Loans, net of allowance for loan losses and unearned fees	15,397,041	15,342,966	—	1,022	15,341,944
Covered assets, net of allowance for covered loan losses	16,250	21,067	—	—	21,067
Accrued interest receivable	57,316	57,316	—	—	57,316
Investment in BOLI	58,449	58,449	—	—	58,449
Derivative assets	21,511	21,511	—	20,359	1,152
Community reinvestment investments	10,871	8,861	—	8,861	—
Financial Liabilities:
Deposits	$16,708,715	$16,701,830	$—	$14,164,581	$2,537,249
Short-term borrowings	1,195,318	1,194,883	—	1,189,664	5,219
Long-term debt	338,335	322,342	198,404	52,499	71,439
Accrued interest payable	9,590	9,590	—	—	9,590
Derivative liabilities	15,420	15,420	—	15,332	88

Financial Instruments (Continued)
(Amounts in thousands)

	As of December 31, 2016
	Carrying Amount		Fair Value Measurements Using
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$161,168	$161,168	$161,168	$—	$—
Federal funds sold and interest-bearing deposits in banks	587,563	587,563	—	587,563	—
Loans held-for-sale	103,284	103,284	—	103,284	—
Securities available-for-sale	2,013,525	2,013,525	542,295	1,471,230	—
Securities held-to-maturity	1,738,123	1,714,770	—	1,714,770	—
FHLB stock	54,163	54,163	—	54,163	—
Loans, net of allowance for loan losses and unearned fees	14,870,476	14,805,811	—	1,029	14,804,782
Covered assets, net of allowance for covered loan losses	17,297	21,928	—	—	21,928
Accrued interest receivable	57,986	57,986	—	—	57,986
Investment in BOLI	58,115	58,115	—	—	58,115
Derivative assets	27,965	27,965	—	26,270	1,695
Community reinvestment investments	7,060	8,522	—	8,522	—
Financial Liabilities:
Deposits	$16,065,229	$16,060,784	$—	$13,724,218	$2,336,566
Short-term borrowings	1,544,746	1,544,128	—	1,539,384	4,744
Long-term debt	338,310	319,199	197,599	52,770	68,830
Accrued interest payable	9,063	9,063	—	—	9,063
Derivative liabilities	18,122	18,122	—	17,794	328

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

Operating Segments Performance
(Amounts in thousands)

	Three Months Ended March 31,
	Banking		Asset Management		Holding Company and Other Adjustments		Consolidated
	2017	2016	2017	2016	2017	2016	2017	2016
Net interest income (expense)	$165,721	$144,107	$1,164	$1,248	$(5,867)	$(5,837)	$161,018	$139,518
Provision for loan and covered loan losses	8,408	6,402	—	—	—	—	8,408	6,402
Non-interest income	31,671	28,861	5,591	4,724	21	17	37,283	33,602
Non-interest expense	99,187	83,025	4,876	4,642	6,346	2,826	110,409	90,493
Income (loss) before taxes	89,797	83,541	1,879	1,330	(12,192)	(8,646)	79,484	76,225
Income tax provision (benefit)	26,321	29,412	723	515	(5,512)	(3,254)	21,532	26,673
Net income (loss)	$63,476	$54,129	$1,156	$815	$(6,680)	$(5,392)	$57,952	$49,552

	Banking		Holding Company and Other Adjustments(1)		Consolidated
	3/31/2017	12/31/2016	3/31/2017	12/31/2016	3/31/2017	12/31/2016
Selected Balances
Assets	$18,175,369	$17,893,329	$2,240,849	$2,160,444	$20,416,218	$20,053,773
Total loans	15,591,656	15,056,241	—	—	15,591,656	15,056,241
Deposits	16,753,235	16,118,043	(44,520)	(52,814)	16,708,715	16,065,229

(1)	Deposit amounts represent the elimination of Holding Company cash accounts included in total deposits of the Banking segment.

19. VARIABLE INTEREST ENTITIES

The Company is required to consolidate VIEs in which it has a controlling financial interest. The following table summarizes the carrying amounts of the consolidated VIEs’ assets included in the Company’s statements of financial condition as adjusted for intercompany eliminations at March 31, 2017 and December 31, 2016.

Consolidated VIEs
(Amounts in thousands)

	March 31, 2017	December 31, 2016
Assets:
Loans	$21,440	$17,774
Accrued interest receivable	88	66
Total assets	$21,528	$17,840

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

The table below presents our interests in VIEs that are not consolidated in our financial statements at March 31, 2017, and December 31, 2016.

Nonconsolidated VIEs
(Amounts in thousands)

	March 31, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Trust preferred capital securities issuances (1)	$167,661	$—	$167,651	$—
Community reinvestment investments and loans (2)	69,358	91,633	55,560	64,668
Restructured loans to commercial clients (2):
Outstanding loan balance	123,870	138,885	102,709	116,134
Related derivative asset	18	18	74	74
Warrants	28	28	35	35
Total	$360,935	$230,564	$326,029	$180,911

(1)	Net of deferred financing costs of $2.1 million at March 31, 2017 and December 31, 2016.

(2)	Excludes personal loans and loans to non-for-profit entities.

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

The carrying value of the Company’s tax credit investments in affordable housing projects totaled $56.3 million at March 31, 2017 and $42.9 million at December 31, 2016. Commitments to provide future capital contributions totaling $45.4 million as of March 31, 2017, are expected to be paid through 2031. These investments are reviewed periodically for impairment. No impairment losses were recorded for the three months ended March 31, 2017 and 2016. The following table summarizes the impact on the consolidated statement of income for the periods presented.

Affordable Housing Tax Credit Investments
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Tax credits	$972	$430
Tax benefits from operating losses	$525	$147
Amortization of principal investment	$1,154	$443

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

PrivateBancorp, Inc. (“PrivateBancorp,” the “Company,” we, our or us), is a Delaware corporation and bank holding company headquartered in Chicago, Illinois. The PrivateBank and Trust Company (the “Bank” or “PrivateBank”), our bank subsidiary, provides customized business and personal financial services to middle market companies, as well as business owners, executives, entrepreneurs and families in all the markets and communities we serve. As of March 31, 2017, we had 36 offices located in 13 states, including 22 full-service banking branches in four states. Our full-service bank branches are located principally in the greater Chicago metropolitan area, with additional branches in the St. Louis, Milwaukee and Detroit metropolitan areas. We have non-depository commercial banking offices strategically located in major commercial centers to further our reach with our core client base of middle market companies.

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

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes presented elsewhere in this report, as well as our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Results of operations for the three months ended March 31, 2017, are not necessarily indicative of results to be expected for the year ending December 31, 2017. Unless otherwise stated, all earnings per share data included in this section and through the remainder of this discussion are presented on a diluted basis.

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

These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on our forward-looking statements. Readers should also consider the risks, assumptions and uncertainties set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q, as well as those set forth in our subsequent periodic and current reports filed with the Securities and Exchange Commission (the “SEC”). Forward-looking statements speak only as of the date they are made, and we assume no obligation to update any of these statements in light of new information, future events or otherwise unless required under the federal securities laws.

PENDING TRANSACTION WITH CANADIAN IMPERIAL BANK OF COMMERCE

On June 29, 2016, the Company entered into a definitive merger agreement (the “Agreement”) with Canadian Imperial Bank of Commerce (“CIBC”), a Canadian chartered bank, and CIBC Holdco Inc. (“Holdco”), a newly-formed Delaware corporation and a direct, wholly owned subsidiary of CIBC, which contemplates that the Company will merge with and into Holdco, with Holdco surviving the merger. Following the merger, the Bank will be headquartered in Chicago, Illinois, retain its Illinois state banking charter and be an indirect, wholly owned subsidiary of CIBC. As described in the Current Report on Form 8-K filed with the SEC on July 6, 2016, the original Agreement had provided that, at the effective time of the merger, each share of common stock, without par value, of PrivateBancorp was to be converted into the right to receive 0.3657 of a CIBC common share and $18.80 in cash.

On March 30, 2017, the Company entered into an amendment to the original Agreement, which, as described in the Current Report on Form 8-K filed with the SEC on such date, increased the per share merger consideration to 0.4176 of a CIBC common share and $24.20 in cash. On May 4, 2017, the Agreement was further amended, as described in the Current Report on Form 8-K filed with the SEC on such date, to increase the per share cash consideration to $27.20. The per share stock consideration of 0.4176 of a CIBC common share was unchanged. As of May 3, 2017, the last trading day before public announcement of the transaction, total consideration for the transaction was valued at approximately $4.9 billion, or $60.43 per share of common stock of the Company, based on CIBC’s closing stock price on such date of $79.58. The actual transaction value will be based on the number of shares of common stock of the Company outstanding at the closing and the price of CIBC common stock as of the closing.

PrivateBancorp stockholders of record as of March 31, 2017 will be entitled to vote on the revised Agreement at the special meeting of stockholders to be held on May 12, 2017. The completion of the transaction remains subject to the receipt of required regulatory and stockholder approvals and other customary closing conditions.

The full text of and additional information about the Agreement and the amendments to the Agreement is included in the Company’s Current Reports on Form 8-K filed with the SEC on July 6, 2016, March 30, 2017 and May 4, 2017.

OVERVIEW OF RECENT FINANCIAL RESULTS

Net income available to common stockholders was $58.0 million for first quarter 2017, increasing $8.4 million, or 17%, from first quarter 2016. Compared to fourth quarter 2016, net income available to common stockholders declined $1.6 million, or 3%. Net income for the first quarter 2017 was impacted by higher compensation expense and a lower effective tax rate, both at levels which are not expected to recur in the remainder of 2017. Results for first quarter 2017 also included $1.6 million of costs related to the pending CIBC transaction. Diluted earnings per share were $0.70 for the first quarter 2017, an increase of 13% compared to $0.62 per diluted share for the first quarter 2016. Annualized return on average assets was 1.17% and our annualized return on average common equity was 12.0% for the first quarter 2017, compared with 1.15% and 11.4%, respectively, for the year ago quarter.

Net interest income increased $21.5 million, or 15%, compared to first quarter 2016, reflecting higher interest income from $2.8 billion of growth in average interest-earning assets and higher short-term rates and was partially offset by $1.7 million in lower loan fees. Net interest margin was 3.30% for first quarter 2017, consistent with first quarter 2016. Yields on interest-earning assets increased nine basis points compared to first quarter 2016, largely reflecting the repricing of the variable rate loan portfolio to higher short-term rates. Our cost of funds increased 14 basis points from the year ago quarter, primarily reflecting higher rates paid on deposits, including deposits repriced to a higher Fed funds effective or target rate. The impact of higher deposit costs on net interest margin was somewhat reduced by the value of noninterest-bearing funds in a higher rate environment.

Non-interest income for first quarter 2017 increased $3.7 million from the prior year quarter with contributions from all major fee categories, excluding mortgage banking. As a result of the growth in net interest income and non-interest income, net revenue increased $25.2 million, or 14%, from first quarter 2016 to $199.5 million. Non-interest expense increased $19.9 million, or 22%, from the prior year quarter, primarily due to the required accelerated expense recognition related to a portion of the annual time-vested equity awards granted in the first quarter 2017 granted as part of our annual incentive compensation program.

Growth in earning assets continued to benefit operating profit, which increased 6% from first quarter 2016 to $89.1 million for first quarter 2017. The efficiency ratio was 55.3% for first quarter 2017, compared to 51.9% for first quarter 2016 and was impacted by the aforementioned higher share-based compensation costs.

Total loans of $15.6 billion at March 31, 2017, grew $535.4 million, or 4%, from year end 2016 and $2.1 billion, or 16%, from March 31, 2016, driven primarily by growth in commercial and industrial loans and commercial real estate loans (“CRE”). Continued client development efforts generated new loans to new clients of $607.6 million for the first quarter 2017. At March 31, 2017, commercial loans represented 64% of total loans, and CRE and construction loans represented 30% of total loans, largely comparable with December 31, 2016 and March 31, 2016.

Asset quality remained strong, with nonperforming loans representing 0.55% of total loans at March 31, 2017, compared to 0.56% at December 31, 2016. The provision for loan losses, excluding covered assets, was $8.4 million in first quarter 2017, compared to $6.4 million for first quarter 2016. Specific reserve levels increased $8.2 million, resulting from impaired loan development and higher reserves required on impaired loans from prior periods. The provision for loan loss will fluctuate from period to period depending on the level of loan growth and unevenness in credit quality due to the size of individual credits. At March 31, 2017, our allowance for loan losses as a percentage of total loans was 1.25%, compared to 1.23% at December 31, 2016. Nonperforming assets to total assets were 0.46% at March 31, 2017, compared to 0.47% at December 31, 2016.

Total deposits of $16.7 billion at March 31, 2017, increased $643.5 million, or 4%, from year end 2016, and $2.2 billion, or 16% from March 31, 2016. Total brokered deposits, as defined for regulatory reporting purposes, increased $481.4 million from year-end, including a $275.4 million increase in traditional brokered deposits and CDARS. Our deposit base is predominately comprised of commercial client balances, which will fluctuate from time to time based on our clients’ business and liquidity needs. The loan-to-deposit ratio was 93% at March 31, 2017 compared to 94% at December 31, 2016. During first quarter 2017, we reduced FHLB borrowing by $350.0 million.

Please refer to the remaining sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for greater discussion of the various components of our first quarter 2017 performance, statement of financial condition and liquidity.

RESULTS OF OPERATIONS

The following table presents selected quarterly financial data highlighting our operating performance trends over the past five quarters.

Table 1
Consolidated Financial Highlights
(Dollars in thousands, except per share data)

	As of and for the Three Months Ended
	2017	2016
	March 31	December 31	September 30	June 30	March 31
Selected Operating Statistics
Net income	$57,952	$59,548	$48,892	$50,365	$49,552
Effective tax rate	27.1%	35.9%	35.3%	36.5%	35.0%
Net interest income	$161,018	$155,381	$145,510	$142,017	$139,518
Fee revenue (1)	37,226	39,412	37,614	36,550	33,071
Net revenue (2)	199,546	196,027	184,331	180,341	174,337
Operating profit (2)	89,137	100,183	92,411	86,125	83,844
Provision for loan losses (3)	8,378	6,073	15,875	5,570	6,436
Per Share Data
Basic earnings per share	$0.72	$0.75	$0.61	$0.63	$0.63
Diluted earnings per share	0.70	0.73	0.6	0.62	0.62
Tangible book value at period end (2)(4)	$23.75	$22.85	$22.43	$21.83	$21.07
Dividend payout ratio	1.39%	1.33%	1.64%	1.59%	1.60%
Performance Ratios
Return on average common equity	11.95%	12.40%	10.40%	11.20%	11.40%
Return on average assets	1.17%	1.21%	1.04%	1.14%	1.15%
Return on average tangible common equity (2)	12.63%	13.12%	11.04%	11.91%	12.16%
Net interest margin (2)	3.30%	3.23%	3.18%	3.28%	3.30%
Efficiency ratio (2)(5)	55.33%	48.89%	49.87%	52.24%	51.91%
Credit Quality (3)
Total nonperforming loans to total loans	0.55%	0.56%	0.60%	0.47%	0.44%
Total nonperforming assets to total assets	0.46%	0.47%	0.52%	0.44%	0.42%
Allowance for loan losses to total loans	1.25%	1.23%	1.23%	1.20%	1.23%
Balance Sheet Highlights
Total assets	$20,416,218	$20,053,773	$19,105,560	$18,169,191	$17,667,372
Average interest-earning assets	19,651,322	19,032,922	18,084,391	17,285,351	16,865,659
Loans (3)	15,591,656	15,056,241	14,654,570	14,035,808	13,457,665
Allowance for loan losses (3)	(194,615)	(185,765)	(180,268)	(168,615)	(165,356)
Deposits	16,708,715	16,065,229	15,488,854	14,557,394	14,464,869
Noninterest-bearing demand deposits	5,258,941	5,196,587	4,857,470	4,511,893	4,338,177
Loans to deposits (3)	93.31%	93.72%	94.61%	96.42%	93.04%

	As of
	2017	2016
	March 31	December 31	September 30	June 30	March 31
Capital Ratios
Total risk-based capital	12.59%	12.49%	12.41%	12.42%	12.56%
Tier 1 risk-based capital	10.83%	10.73%	10.64%	10.66%	10.76%
Tier 1 leverage ratio	10.33%	10.28%	10.43%	10.56%	10.50%
Common equity Tier 1 ratio	9.95%	9.83%	9.71%	9.70%	9.76%
Tangible common equity to tangible assets (2)(6)	9.35%	9.14%	9.40%	9.60%	9.51%

(1)	Computed as total non-interest income less net securities gains (losses).

(2)	This is a non-U.S. GAAP financial measure. Refer to Table 23 for a reconciliation of non-U.S. GAAP measures to comparable U.S. GAAP measures.

(3)	Excludes covered assets.

(4)	Computed as total equity less preferred stock, goodwill and other intangibles divided by outstanding shares of common stock at end of period.

(5)	Computed as non-interest expense divided by the sum of net interest income on a tax equivalent basis (assuming a federal income tax rate of 35%) and non-interest income.

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

Table 2 summarizes the changes in our average interest-earning assets and interest-bearing liabilities as well as the average interest rates earned and paid on these assets and liabilities, respectively, for the three months ended March 31, 2017 and 2016. The table also presents the trend in net interest margin on a quarterly basis for 2017 and 2016, including the tax-equivalent yields on interest-earning assets and rates paid on interest-bearing liabilities. In addition, Table 2 details variances in income and expense for each of the major categories of interest-earning assets and interest-bearing liabilities and indicates the extent to which such variances are attributable to volume versus yield/rate changes.

Three months ended March 31, 2017 compared to three month ended March 31, 2016

Table 2
Net Interest Income and Margin Analysis
(Dollars in thousands)

	Three Months Ended March 31,						Attribution of Change in Net Interest Income (1)
	2017			2016
	Average Balance	Interest (2)	Yield/ Rate (%)	Average Balance	Interest (2)	Yield/ Rate (%)	Volume	Yield/ Rate	Total
Assets:
Federal funds sold and interest-bearing deposits in banks	$285,700	$549	0.77%	$277,624	$340	0.49%	$10	$199	$209
Securities:
Taxable	3,375,709	18,436	2.19%	2,696,568	15,210	2.26%	3,723	(497)	3,226
Tax-exempt (3)	472,999	3,657	3.09%	445,677	3,550	3.19%	213	(106)	107
Total securities	3,848,708	22,093	2.30%	3,142,245	18,760	2.39%	3,936	(603)	3,333
FHLB stock	40,150	290	2.88%	27,076	150	2.19%	85	55	140
Loans, excluding covered assets:
Commercial	9,931,370	111,444	4.49%	8,653,066	95,193	4.35%	14,310	1,941	16,251
Commercial real estate	4,230,936	41,718	3.94%	3,378,391	32,368	3.79%	8,381	969	9,350
Construction	422,203	4,435	4.20%	574,879	5,634	3.88%	(1,581)	382	(1,199)
Residential	611,790	5,237	3.42%	492,031	4,501	3.66%	1,040	(304)	736
Personal and home equity	259,698	2,189	3.42%	294,415	2,261	3.09%	(281)	209	(72)
Total loans, excluding covered assets(4)	15,455,997	165,023	4.27%	13,392,782	139,957	4.14%	21,869	3,197	25,066
Covered assets (5)	20,767	157	3.06%	25,932	110	1.71%	(25)	72	47
Total interest-earning assets (3)	19,651,322	$188,112	3.83%	16,865,659	$159,317	3.74%	$25,875	$2,920	$28,795
Cash and due from banks	189,138			174,649
Allowance for loan and covered loan losses	(195,314)			(169,243)
Other assets	499,093			521,724
Total assets	$20,144,239			$17,392,789
Liabilities and Equity:
Interest-bearing demand deposits	$1,781,267	$2,076	0.47%	$1,487,752	$1,107	0.30%	$250	$719	$969
Savings deposits	442,712	543	0.50%	393,042	466	0.48%	61	16	77
Money market accounts	6,474,938	8,580	0.54%	5,999,516	5,896	0.39%	497	2,187	2,684
Time deposits	2,418,762	7,206	1.21%	2,157,421	5,672	1.05%	727	807	1,534
Total interest-bearing deposits	11,117,679	18,405	0.67%	10,037,731	13,141	0.52%	1,535	3,729	5,264
Short-term borrowings	1,282,196	2,324	0.73%	251,088	230	0.36%	1,691	403	2,094
Long-term debt	338,323	5,120	6.05%	688,227	5,211	3.02%	(3,542)	3,451	(91)
Total interest-bearing liabilities	12,738,198	25,849	0.82%	10,977,046	18,582	0.68%	(316)	7,583	7,267
Noninterest-bearing demand deposits	5,224,326			4,469,405
Other liabilities	214,935			198,807
Equity	1,966,780			1,747,531
Total liabilities and equity	$20,144,239			$17,392,789
Net interest spread (3)			3.01%			3.06%
Contribution of noninterest-bearing sources of funds			0.29%			0.24%
Net interest income/margin (3)		$162,263	3.30%		$140,735	3.30%	$26,191	$(4,663)	$21,528
Less: tax equivalent adjustment		1,245			1,217
Net interest income, as reported		$161,018			$139,518
(footnotes on following page)

Table 2
Net Interest Income and Margin Analysis (Continued)
(Dollars in thousands)

	Quarterly Net Interest Margin Trend
	2017	2016
	First	Fourth	Third	Second	First
Yield on interest-earning assets (3)	3.83%	3.70%	3.65%	3.74%	3.74%
Cost of interest-bearing liabilities	0.82%	0.73%	0.72%	0.70%	0.68%
Net interest spread (3)	3.01%	2.97%	2.93%	3.04%	3.06%
Contribution of noninterest-bearing sources of funds	0.29%	0.26%	0.25%	0.24%	0.24%
Net interest margin (3)	3.30%	3.23%	3.18%	3.28%	3.30%

(1)	For purposes of this table, changes which are not due solely to volume changes or rate changes are allocated to such categories in proportion to the absolute amounts of the change in each.

(2)	Interest income included $6.2 million and $7.9 million in net loan fees for the quarters ended March 31, 2017 and 2016, respectively.

(3)
Interest income and yields are presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. This is a non-U.S. GAAP measure. Refer to Table 23, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

(4)
Includes loans held-for-sale and nonaccrual loans. Average loans on a nonaccrual basis for the recognition of interest income totaled $82.5 million and $53.7 million for the quarters ended March 31, 2017 and 2016, respectively. Interest foregone on impaired loans was estimated to be approximately $895,000 and $546,000 for the quarters ended March 31, 2017 and 2016, respectively, calculated based on the average loan portfolio yield for the respective period.

(5)
Covered interest-earning assets consist of loans acquired through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction that are subject to a loss share agreement and the related indemnification asset. Refer to the section below entitled “Covered Assets” for a detailed discussion.

Net interest income on a tax-equivalent basis increased by $21.5 million, or 15%, to $162.3 million for first quarter 2017, compared to $140.7 million for first quarter 2016. Tax-equivalent interest income increased by $28.8 million from the prior year quarter, largely driven by $2.1 billion in average loan growth, which contributed $21.9 million to interest income on a comparative basis as well as the repricing of our largely variable rate loan portfolio to higher short-term interest rates, which was partially offset by a $1.7 million decline in loan fees from first quarter 2016 due in part to a lower level of fees tied to early loan repayments. Securities interest income on a tax-equivalent basis increased $3.3 million from first quarter 2016, primarily due to growth in the portfolio. Interest expense increased by $7.3 million compared to the prior year quarter, largely related to higher rates paid on deposits, including deposits indexed to a higher Fed funds effective or target rate, and $1.1 billion growth in average interest-bearing deposits. Interest expense on short-term borrowings increased by $2.1 million from the first quarter 2016, reflecting higher average short-term FHLB advances during 2017.

Average interest-earning assets growth of $2.8 billion from the prior year period was primarily driven by higher average loan balances of $2.1 billion, with $1.3 billion of the growth related to commercial and industrial loans and $699.9 million related to CRE and construction loans. In addition, average securities balances increased by $706.5 million from first quarter 2016. Average interest-bearing liabilities grew $1.8 billion from the prior year period, reflecting $1.1 billion in higher average deposit balances, as well as $1.0 billion in higher average short-term and secured borrowings, due to an increased use of short-term FHLB advances.

Net interest margin was 3.30% for first quarter 2017, comparable to first quarter 2016. Yields on interest-earning assets increased by nine basis points compared to the prior year. Overall loan yields increased by 13 basis points from the first quarter 2016, reflecting the repricing of our variable rate portfolio as a result of the upward movement in short-term rates. Approximately 70% of the loan portfolio at March 31, 2017 was tied to one-month LIBOR, which was 98 basis points at March 31, 2017, compared to 44 basis points a year ago and 77 basis points at December 31, 2016. Loan fees tied to early loan repayments were seven basis points lower compared to the first quarter 2016. Our overall loan yields continue to be aided by our hedging program, although at a reduced level as compared to the first quarter 2016 due to higher short-term rates and a decline in the notional value of the active hedge program.

Our cost of funds for first quarter 2017 increased by 14 basis points from first quarter 2016, driven primarily by higher rates paid on deposits. Deposit costs increased by 15 basis points from the prior year period, reflecting the repricing of deposits, including deposits tied to a higher Fed funds effective or target rate. Deposits tied to the Fed funds effective rate totaled $1.7 billion at March 31, 2017. Average noninterest-bearing deposits and average equity, our principal sources of net noninterest-bearing funds, increased in aggregate by $771.0 million from the comparative period, adding five basis points of value to net interest margin due to higher volume and the increased value of noninterest-bearing liabilities in a higher rate environment.

In the prolonged low interest rate environment, competition remains strong, which has influenced loan pricing and structure. As a result, we have experienced pricing compression on new loans, including within certain of our specialty businesses, and, to a lesser extent, on loan renewals in the current environment. Future loan yields may be impacted by fluctuations in loan fees driven by acceleration of unamortized origination fees upon early payoff or refinancing, and prepayment and other fees received on certain event-driven actions in accordance with the loan agreement, as well as interest income recognized upon recovery of interest on nonaccrual loans. The short-term interest rate moves during March 2017 are expected to be more impactful to loan yields during the second quarter 2017.

The impact of increases in short-term interest rates on deposit costs for our indexed deposits has greater predictability than our non-indexed deposits. During first quarter 2017, indexed deposits added four basis points to our deposit costs, while the residual four basis points increase in first quarter 2017 deposit costs related primarily to customized pricing arrangements for rate-sensitive non-indexed accounts. Deposit costs will depend on various factors including client behavior, competitive pricing pressure within the bank marketplace and from non-bank alternatives, the mix of our funding sources, and prices for wholesale sources of funding. Our deposit accounts are more concentrated in corporate and commercial clients with potential access to alternative deposit investment options that could place added pricing pressure on non-indexed deposits. The impact on our deposit costs from a rise in interest rates will be dependent on not only the pace, but the timing of such rate increases. The full impact on interest expense may be subject to a lag when rate rises occur close to period ends. For example, during 2016 deposit costs increased six basis points from first quarter 2016 through the fourth quarter with no corresponding increase in relevant indices. As the velocity of rate rises increases, the potential for deposit costs to rise faster also increases.

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

Table 3
Non-Interest Income Analysis
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016	% Change
Asset management income:
Managed fee income	$4,958	$4,146	20
Custodian fee income	632	579	9
Total asset management income	5,590	4,725	18
Mortgage banking	2,450	2,969	-17
Capital markets products	6,924	5,199	33
Treasury management	9,247	8,186	13
Loan, letter of credit and commitment fees	5,551	5,200	7
Syndication fees	5,962	5,434	10
Deposit service charges and fees and other income	1,502	1,358	11
Subtotal fee income	37,226	33,071	13
Net securities gains	57	531	-89
Total non-interest income	$37,283	$33,602	11

Non-interest income for first quarter 2017 totaled $37.3 million, compared to $33.6 million for first quarter 2016, with increases in all core fee income categories except for mortgage banking. Certain income sources, such as mortgage banking, capital markets products and syndication fees, are transactional in nature and are significantly impacted by market forces (e.g., interest rates have a significant impact on mortgage banking volume and interest rate derivative products), and accordingly, tend to generate uneven income from period to period.

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

For first quarter 2017, asset management fee income increased by $865,000, or 18%, compared to first quarter 2016, with the increase primarily attributable to the growth in personal managed assets and the addition of a single $2.4 billion corporate trust account (shown below in custody assets) late in first quarter 2016, and, to a lesser extent, $120,000 in estate settlement fees collected during the first quarter 2017. As previously disclosed, the funds in the large corporate trust account have been gradually disbursed or redeployed, and we expect this to continue over the next several quarters, with the account fully disbursed or redeployed by the end of 2017. Accordingly, the contribution to our asset management fee income from this account each quarter is declining and is expected to continue declining. Aggregate AUMA at March 31, 2017 increased by $172.2 million from March 31, 2016 largely attributable to changes in the previously mentioned sizeable corporate trust account, a $1.0 billion single corporate retirement account added during second quarter 2016, and growth in personal managed assets. The $128.9 million growth in AUMA from December 31, 2016 is attributable to an improved market, growth across all managed asset lines, including $67.9 million additions in retirement plans.

The following table presents the composition of AUMA as of the dates shown.

(Dollars in thousands)	As of			% Change
AUMA	3/31/2017	12/31/2016	3/31/2016	3/31-12/31	3/31-3/31
Personal managed	$2,134,372	$2,046,758	$1,867,572	4	14
Corporate and institutional managed	2,765,198	2,643,041	1,592,394	5	74
Total managed assets	4,899,570	4,689,799	3,459,966	4	42
Custody assets (1)	4,894,402	4,975,269	6,161,827	-2	-21
Total AUMA	$9,793,972	$9,665,068	$9,621,793	1	2

(1)
March 31, 2017, December 31, 2016, and March 31, 2016 includes $673.9 million, $791.6 million, and $2.4 billion, respectively, of a corporate trust account for which we do not provide investment management services, but do serve as trustee.

Income from our mortgage banking business, which includes gains on loans sold and certain mortgage related loan fees, decreased $519,000, or 17%, to $2.5 million in first quarter 2017 compared to $3.0 million for first quarter 2016 due to a lower volume of loans sold during the current quarter compared to the prior year quarter. We sold $76.4 million of mortgage loans in the secondary market, generating gains of $2.0 million in first quarter 2017, compared to $95.8 million of mortgage loans sold, generating gains of $2.2 million, in the prior year quarter. During first quarter 2017, both refinance activity and new home purchases were lower than in first quarter 2016.

The following table presents the composition of capital markets income for the past five quarters.

	Three Months Ended
	2017	2016
(Dollars in thousands)	March 31	December 31	September 30	June 30	March 31
Interest rate contracts	$4,833	$3,795	$2,718	$4,942	$5,418
Foreign exchange contracts	2,073	1,917	1,820	1,943	1,685
Risk participation agreements	18	—	—	—	—
Total capital markets income, excluding credit valuation adjustment (“CVA”)	$6,924	$5,712	$4,538	$6,885	$7,103
CVA	—	3,112	910	(1,033)	(1,904)
Total capital markets income	$6,924	$8,824	$5,448	$5,852	$5,199

Capital markets income was $6.9 million in first quarter 2017, increasing $1.7 million from first quarter 2016, largely attributable to the absence of the negative CVA at March 31, 2016. The CVA represents the credit component of fair value with regard to both client-based derivatives and the related matched derivatives with interbank dealer counterparties. Exclusive of CVA, capital markets products income declined $179,000, or 3%, from first quarter 2016, coming off a record first quarter 2016, but reflecting higher interest rate derivative activity after the March 2017 interest rate hike. Meaningful interest rate movements in the last six months and changing expectations about the timing and extent of future interest rate movements has created potential for increased opportunities in the interest rate derivatives business in 2017. Foreign exchange transactions generally provide a more stable source of fee income compared to the transactional nature of interest rate contracts, which are significantly influenced by clients’ views on the extent and timing of future interest rate movements.

Treasury management income increased $1.1 million, or 13%, from first quarter 2016 due to higher volume across our treasury management platforms. The current quarter increase reflects the ongoing success in cross-selling our treasury management services to new commercial clients as we continue to build client relationships, with approximately 72% of our commercial clients using treasury management services at March 31, 2017, as well as some price adjustments on certain services. Cross-sell and implementation of treasury management services may lag the closing of a credit facility by three to six months on average.

Loan, letter of credit, and commitment fees increased $351,000, or 7%, from first quarter 2016, driven by higher unused commitment fees, partially offset by lower commercial letter of credit fees. The majority of our unused commitment fees related to revolving facilities, which at March 31, 2017 totaled $11.1 billion, of which $6.1 billion were unused. In comparison, at March 31, 2016, commitments related to revolving facilities totaled $9.9 billion, of which $5.3 billion were unused.

Syndication fees of $6.0 million in first quarter 2017 were up $528,000, or 10%, from first quarter 2016. During first quarter 2017, we were the lead or co-lead in 45 syndicated loan transactions, totaling $877.3 million in commitments, of which we retained $456.3 million in commitments. In the prior year period, we were the lead or co-lead in 22 syndicated loan transactions, totaling $888.5 million in commitments, while retaining $282.9 million in commitments. Syndication fees per transaction typically vary depending on, among other factors, market conditions and the size and structure of the transaction, so the aggregate level of syndication fees earned by us in a given period is not entirely correlated with our volume of syndications and our syndication fees can be expected to fluctuate from quarter to quarter. While we generally expect increased syndication opportunities as we grow our loan portfolio and client relationships, our volume of syndication transactions depends on a number of factors, including portfolio management decisions, the mix of loans originated, and liquidity and demand by other institutions for syndicated loans. In addition, macroeconomic conditions, such as market expectations about economic growth and interest rate movements, and regulatory developments, such as enhanced regulatory focus on leveraged lending and CRE concentrations, generally impact market demand for syndicated loans, and could affect our level of syndication fees in future periods.

Non-interest Expense

Table 4
Non-Interest Expense Analysis
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016	% Change
Compensation expense:
Salaries and wages	$31,886	$28,963	10
Share-based costs	16,317	6,357	157
Incentive compensation and commissions	14,348	13,307	8
Payroll taxes, insurance and retirement costs	10,588	9,712	9
Total compensation expense	73,139	58,339	25
Net occupancy and equipment expense	8,037	7,215	11
Technology and related costs	6,680	5,293	26
Marketing	4,770	4,404	8
Professional services	4,851	2,994	62
Outsourced servicing costs	994	1,840	-46
Net foreclosed property expense	(189)	566	-133
Postage, telephone, and delivery	852	840	1
Insurance	4,178	3,820	9
Loan and collection:
Loan origination and servicing expense	1,241	1,297	-4
Loan remediation expense	727	235	209
Total loan and collection expense	1,968	1,532	28
Other operating expense:
Supplies and printing	90	111	-19
Subscriptions and dues	814	383	113
Education and training	321	293	10
Internal travel and entertainment	653	473	38
Investment manager expense	471	541	-13
Bank charges	325	318	2
Intangibles amortization	521	540	-4
Provision for unfunded commitments	753	595	27
Other expenses	1,181	396	198
Total other operating expenses	5,129	3,650	41
Total non-interest expense	$110,409	$90,493	22
Full-time equivalent (“FTE”) employees at period end	1,329	1,229	8
Operating efficiency ratios:
Non-interest expense to average assets	2.22%	2.09%
Net overhead ratio (1)	1.47%	1.32%
Efficiency ratio (2)	55.33%	51.91%

(1)	Computed as non-interest expense, less non-interest income, annualized, divided by average total assets.

(2)
Computed as non-interest expense divided by the sum of net interest income on a tax-equivalent basis and non-interest income. The efficiency ratio is presented on a tax-equivalent basis, assuming a federal income tax rate of 35%. See Table 23, “Non-U.S. GAAP Financial Measures,” for a reconciliation of the effect of the tax-equivalent adjustment.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Non-interest expense increased by $19.9 million, or 22%, compared to first quarter 2016. Higher compensation expense largely contributed to the current quarter increase compared to the prior year period.

Compensation expense, which is comprised of salary and wages, share-based costs, incentive compensation and payroll taxes, insurance and retirement costs, increased $14.8 million, or 25%, from first quarter 2016 primarily due to the required accelerated expense recognition related to a portion of the annual time-vested equity awards granted in the first quarter 2017. The terms of these awards differed from prior year annual equity grants as contemplated by the terms of the CIBC merger agreement, which resulted in a greater portion of the share-based expense being recognized at the time of grant rather than over the vesting period. Salary and wages were up $2.9 million, or 10%, primarily reflecting additional hires over the last year and annual salary adjustments made during the first quarter 2017. Approximately $17 million of compensation expense recorded in the first quarter will not recur for the remainder of 2017. Second quarter 2017 compensation will also be influenced by incentive compensation plans tied to company performance and merit increases made in March.

Net occupancy costs increased $822,000, or 11% from first quarter 2016 and included $836,000 in leasehold improvement impairment charges in connection with a plan to remodel and redesign certain existing office space, partially offset by lower depreciation expense.

Technology and related costs increased $1.4 million, or 26%, from first quarter 2016 and included higher costs to third party service providers and amortization costs related to several large projects as we continue investing in our business.

Professional services expense, which includes fees paid for legal services in connection with corporate activities, accounting, and consulting services, increased $1.9 million, or 62%, from first quarter 2016. First quarter 2017 included $1.3 million in transaction-related costs associated with the pending merger with CIBC, which were comprised largely of financial advisor costs and other professional services fees.

Insurance costs increased $358,000 or 9%, from first quarter 2016, primarily related to larger FDIC deposit insurance premiums in the current quarter, reflecting overall asset growth and to a lesser extent, an increased rate paid due to changes in the overall composition of our balance sheet.

Loan and collection expense, which consists of certain non-reimbursable costs associated with loan origination and servicing, as well as loan remediation costs for problem and nonperforming loans, increased $436,000 from first quarter 2016 largely due to costs associated with loan remediation activities.

Other operating expenses increased $1.5 million, or 41%, from first quarter 2016. Other expenses include bank charges, costs associated with the CDARS® deposit product offering, intangible asset amortization, education-related costs, subscriptions, provision for unfunded commitments, and miscellaneous losses and expenses. The increase was attributable to higher subscriptions and dues, an $899,000 fair value adjustment on non-mortgage loans held-for-sale and a comparatively lower market value adjustments on various partnership interests in various CRA investments non-marketable investments. These increases were partially offset by various lower miscellaneous operational losses during the current quarter.

Our efficiency ratio was 55.3% for first quarter 2017, compared to 51.9% for first quarter 2016 and included the higher compensation costs discussed above with approximately $17 million not expected to recur for the remainder of 2017.

Income Taxes

Our provision for income taxes includes federal, state and local income tax expense. For the quarter ended March 31, 2017, we recorded an income tax provision of $21.5 million on pre-tax income of $79.5 million (equal to a 27.1% effective tax rate) compared to an income tax provision of $33.4 million on pre-tax income of $92.9 million for the three months ended December 31, 2016 (equal to a 35.9% effective tax rate), and an income tax provision of $26.7 million on pre-tax income of $76.2 million for the three months ended March 31, 2016 (equal to a 35.0% effective tax rate). The lower tax rate in the first quarter 2017 was primarily attributable to net tax benefits from the exercise and vesting of share-based compensation. Such tax benefits totaled $4.9 million, compared to $2.1 million in the first quarter 2016 and $854,000 in the fourth quarter 2016. Most of the Company’s restricted stock awards vest annually in the first quarter. Additionally, the effective tax rate in the first quarter 2017 was impacted by the completion of tax examinations, which added tax benefits of $2.7 million to the current quarter’s results and is expected not to recur.

Net deferred tax assets totaled $128.6 million at March 31, 2017. We have concluded that it is more likely than not that the deferred tax assets will be realized and, accordingly, no valuation allowance was recorded during the quarter. This conclusion was based on the Company’s recent earnings history, on both a book and tax basis, and our outlook for earnings and taxable income in future periods.

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

Our Banking segment is the Company’s most significant segment, representing 89% of consolidated total assets and generating nearly all of our net income. The profitability of our Banking segment is dependent on net interest income, provision for loan and covered loan losses, non-interest income (exclusive of asset management fees), and non-interest expense (exclusive of such expenses attributable to our asset management business). The net income for the Banking segment for first quarter 2017 was $63.5 million, an increase of $9.3 million from net income of $54.1 million for the prior year period. The increase in net income for the Banking segment was primarily due to a $21.6 million increase in net interest income resulting from $2.1 billion, or 15%, in average loan growth since the prior year period coupled with higher short-term rates. The provision for loan losses was up $2.0 million from the first quarter 2016, reflecting loan growth and some credit migration. Non-interest expense for the Banking segment increased by $16.2 million from the prior year period, mainly resulting from an increase in compensation expense primarily due to the required accelerated expense recognition related to a portion of the annual time-vested equity awards granted in the first quarter 2017, along with an increase in salary and wages reflecting an increase in staffing and annual salary adjustments.

Total loans for the Banking segment increased $535.4 million to $15.6 billion at March 31, 2017, from $15.1 billion at December 31, 2016. Total deposits were $16.8 billion and $16.1 billion at March 31, 2017 and December 31, 2016, respectively.

Asset Management

The Asset Management segment includes certain activities of our Private Wealth group, including investment management, personal trust and estate administration, custodial and escrow services, retirement account administration, and brokerage services. The private banking activities of our Private Wealth group are included with the Banking segment.

Net income from Asset Management increased to $1.2 million for first quarter 2017 from $815,000 for the prior year period, primarily reflecting the growth in personal managed assets along with the benefit of adding a single $2.4 billion corporate trust account late in the first quarter 2016, and, to a lesser extent, estate settlement fees of $120,000 collected during the current quarter. AUMA totaled $9.8 billion at March 31, 2017, compared to $9.6 billion at March 31, 2016, primarily reflecting the sizeable corporate trust addition noted above, $1.1 billion addition in retirement plan accounts and growth in personal managed assets, partially offset by expected disbursements from the sizeable corporate trust account.

Holding Company Activities

The Holding Company Activities segment consists of parent company-only activity and intersegment eliminations. The Holding Company’s most significant asset is its investment in the Bank. Undistributed earnings relating to this investment is not included in the Holding Company financial results. Holding Company financial results are represented primarily by interest expense on borrowings and operating expenses. Recurring operating expenses consist primarily of compensation expense allocated to the Holding Company and professional fees. For the first quarter 2017, the net loss for the Holding Company Activities segment was $6.7 million, compared to a net loss of $5.4 million for the first quarter 2016 and included $1.6 million in merger related costs in connection with the pending CIBC transaction. The Holding Company had $44.5 million in cash at March 31, 2017, compared to $52.8 million at December 31, 2016.

Additional information about our operating segments are also discussed in Note 18 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q.

FINANCIAL CONDITION

Total assets were $20.4 billion at March 31, 2017, increasing 2% from $20.1 billion at December 31, 2016. Total loans were $15.6 billion at March 31, 2017, compared to $15.1 billion at December 31, 2016. Our total deposits increased to $16.7 billion at

March 31, 2017 from $16.1 billion at December 31, 2016. Total stockholders’ equity increased 4% from $1.9 billion at December 31, 2016 to $2.0 billion at March 31, 2017.

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

Table 5
Investment Securities Portfolio Valuation Summary
(Dollars in thousands)

	As of March 31, 2017			As of December 31, 2016
	Fair Value	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total
Available-for-Sale
U.S. Treasury	$592,897	$598,573	15	$542,295	$548,894	15
U.S. Agencies	45,821	45,927	1	45,940	46,043	1
Collateralized mortgage obligations	69,335	67,260	2	75,345	73,228	2
Residential mortgage-backed securities	937,386	935,346	24	886,550	884,176	24
State and municipal securities	466,726	466,152	12	463,395	466,651	12
Total available-for-sale	2,112,165	2,113,258	54	2,013,525	2,018,992	54
Held-to-Maturity
Collateralized mortgage obligations	37,337	38,556	1	39,273	40,568	1
Residential mortgage-backed securities	1,403,051	1,417,781	36	1,360,921	1,378,610	37
Commercial mortgage-backed securities	334,556	338,396	9	310,161	314,622	8
State and municipal securities	204	204	*	204	204	*
Foreign sovereign debt	498	500	*	500	500	*
Other securities	6,958	6,536	*	3,711	3,619	*
Total held-to-maturity	1,782,604	1,801,973	46	1,714,770	1,738,123	46
Total securities	$3,894,769	$3,915,231	100	$3,728,295	$3,757,115	100

*	Less than 1%

As of March 31, 2017, our securities portfolio totaled $3.9 billion, increasing 4% compared to December 31, 2016. During the three months ended March 31, 2017, purchases of securities totaled $291.3 million, with $167.4 million in the available-for-sale portfolio and $123.8 million in the held-to-maturity portfolio. The current year purchases in the investment portfolio primarily represented the reinvestment of proceeds from sales, maturities and paydowns in largely similar agency guaranteed residential mortgage-backed securities and state and municipal securities as well as purchases of U.S. Treasury securities, state and municipal securities and agency guaranteed residential and commercial mortgage-backed securities.

In conjunction with ongoing portfolio management and rebalancing activities, during the three months ended March 31, 2017, we sold $18.0 million in state and municipal securities, resulting in a net securities gain of $57,000.

Investments in collateralized mortgage obligations and residential and commercial mortgage-backed securities comprised 71% of the total portfolio at March 31, 2017. All of the mortgage-backed securities are backed by U.S. Government agencies or issued by U.S. Government-sponsored enterprises. All residential mortgage-backed securities are composed of fixed-rate, fully-amortizing collateral with final maturities of 30 years or less.

Investments in debt instruments of state and local municipalities comprised 12% of the total portfolio at March 31, 2017. This type of security has historically experienced very low default rates and provided a predictable cash flow because it generally is not subject to significant prepayment. For a portion of our state and local municipality debt instruments, insurance companies and state programs provide credit enhancement to improve the credit rating and liquidity of the issuance. Management considers underlying municipality credit strength and any credit enhancement when evaluating a purchase or sale decision.

We do not hold direct exposure to the obligations of the State of Illinois. We hold some bonds from municipalities in Illinois, but the finances of these municipalities are not primarily dependent on the finances of the State of Illinois.

At March 31, 2017, our reported equity reflected unrealized net securities losses on available-for-sale securities, net of tax, of $773,000, compared to a $3.5 million unrealized net securities losses at December 31, 2016. The increase in the value of the securities primarily relates to the tightening of the credit spreads and decrease in relatively longer term treasury rates. We continue to add, as needed, to the held-to-maturity portfolio to mitigate the potential future market volatility of adding bonds to the available-for-sale portfolio in a low interest rate environment.

The following table summarizes activity in the Company’s investment securities portfolio during 2017. There were no transfers of securities between investment categories during the year.

Table 6
Investment Portfolio Activity
(Dollars in thousands)

	Three Months Ended March 31, 2017
	Available-for-Sale	Held-to-Maturity
Balance at beginning of period	$2,013,525	$1,738,123
Additions:
Purchases	167,434	123,842
Reductions:
Sales proceeds	(18,029)	—
Net gains on sale	57	—
Principal maturities, prepayments and calls	(51,717)	(57,478)
Amortization of premiums and accretion of discounts	(3,479)	(2,514)
Total reductions	(73,168)	(59,992)
Increase in market value	4,374	—	(1)
Balance at end of period	$2,112,165	$1,801,973

(1)
The held-to-maturity portfolio is recorded at cost, with no adjustment for the $23.4 million unrealized loss in the portfolio at the beginning of 2017 or the increase in market value of $4.0 million for the three months ended March 31, 2017, respectively.

The following table presents the maturities of the different types of investments that we owned at March 31, 2017, and the corresponding interest rates.

Table 7
Maturity Distribution and Portfolio Yields
(Dollars in thousands)

	As of March 31, 2017
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After 10 years
	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity	Amortized Cost	Yield to Maturity
Securities Available-for-Sale
U.S. Treasury	$100,466	0.89%	$296,533	1.34%	$201,574	1.67%	$—	—%
U.S. Agencies	—	—%	45,927	1.30%	—	—%	—	—%
Collateralized mortgage obligations (1)	3,108	3.70%	64,152	3.18%	—	—%	—	—%
Residential mortgage-backed securities (1)	1,972	4.62%	331,720	3.23%	536,146	2.33%	65,508	2.82%
State and municipal securities (2)	30,262	2.10%	175,286	1.97%	255,494	2.13%	5,110	2.23%
Total available-for-sale	135,808	1.28%	913,618	2.27%	993,214	2.14%	70,618	2.78%
Securities Held-to-Maturity
Collateralized mortgage obligations (1)	—	—%	38,556	1.40%	—	—%	—	—%
Residential mortgage-backed securities (1)	—	—%	297,936	2.49%	397,460	2.54%	722,385	2.78%
Commercial mortgage-backed securities (1)	5,851	1.42%	149,685	1.95%	182,860	2.47%	—	—%
State and municipal securities (2)	204	3.49%	—	—%	—	—%	—	—%
Foreign sovereign debt	—	—%	500	1.76%	—	—%	—	—%
Other securities	—	—%	3,436	8.03%	3,100	8.09%	—	—%
Total held-to-maturity	6,055	1.49%	490,113	2.18%	583,420	2.55%	722,385	2.78%
Total securities	$141,863	1.29%	$1,403,731	2.27%	$1,576,634	2.29%	$793,003	2.78%

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

Loan Portfolio and Credit Quality (excluding covered assets)

The following discussion of our loan portfolio and credit quality excludes covered assets. Covered assets represent assets acquired through an FDIC-assisted transaction that are subject to a loss share agreement and are presented separately on the consolidated statements of financial condition. For additional discussion of covered assets, refer to “Covered Assets” below in this “Management’s Discussion and Analysis.”

Portfolio Composition

Table 8
Loan Portfolio
(Dollars in thousands)

	March 31, 2017	% of Total	December 31, 2016	% of Total	% Change in Balances
Commercial and industrial	$7,865,161	50	$7,506,977	50	5
Commercial – owner-occupied real estate	2,246,424	14	2,142,068	14	5
Total commercial	10,111,585	64	9,649,045	64	5
Commercial real estate	3,218,566	21	3,127,373	21	3
Commercial real estate – multi-family	1,059,403	7	993,352	6	7
Total commercial real estate	4,277,969	28	4,120,725	27	4
Construction	330,775	2	417,955	3	-21
Total commercial real estate and construction	4,608,744	30	4,538,680	30	2
Residential real estate	618,658	4	581,757	4	6
Home equity	112,954	1	119,049	1	-5
Personal	139,715	1	167,710	1	-17
Total loans	$15,591,656	100	$15,056,241	100	4

Total loans increased $535.4 million during the three months ended March 31, 2017 to $15.6 billion at March 31, 2017, compared to $15.1 billion at December 31, 2016, primarily reflecting growth in commercial and commercial real estate loans. During the three months ended March 31, 2017, new loans to new clients totaled $607.6 million, and growth in existing clients, net of paydowns, totaled $401.4 million. Payoffs were $473.6 million for the three months ended March 31, 2017. Our five-quarter trailing average loan growth was approximately $465.0 million at March 31, 2017, increasing $151.9 million compared to $313.1 million a year ago. Revolving line usage on the overall loan portfolio increased slightly to 45% at March 31, 2017, from 44% at December 31, 2016.

Our loan growth was primarily driven by growth in the commercial and CRE loan portfolios, which increased $462.5 million and $157.2 million, respectively, from December 31, 2016 to March 31, 2017. Within the commercial portfolio, we saw growth in multiple industry segments, with the largest being the finance and insurance segment, which increased $178.8 million from year end, and manufacturing, which increased $129.7 million. We also saw growth across multiple asset classes in the CRE portfolio. Multi-family is the largest asset class in the CRE portfolio, representing 25% of the total CRE portfolio at March 31, 2017, compared to 24% at December 31, 2016.

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

In the normal course of our business, we participate in loan transactions that involve a number of banks in an effort to maintain and build client relationships while managing portfolio risk, with a view to cross-selling products and originating loans for the borrowers in the future. Although we often strive to lead or co-lead the arrangement, we also participate in transactions led by other banks when we have a relationship with, or seek to develop a relationship with, the borrower. Loan syndications assist us with decreasing credit exposure linked to individual client relationships or loan concentrations by industry, type or size. Of our $15.6 billion in total loans at March 31, 2017, we were party to $5.7 billion of loans with other financial institutions, consisting of $2.7 billion in retained balances in syndicated loans that were led or co-led by us and $3.0 billion for which we were a non-lead participant in the syndicated loan. Within this $5.7 billion portfolio, $3.4 billion of loans, or 60%, were shared national credits (“SNCs”), of which we were the lead or co-lead in $1.2 billion and the non-lead participant for $2.2 billion. SNCs are defined as loan commitments of at least $20 million that are shared by three or more federally supervised institutions. Of the $607.6 million of new loans to new clients during the first three months of 2017, approximately $77 million, or 13%, related to SNCs. To the extent financing opportunities we pursue exceed our risk appetite for larger credit exposures and we are not able to syndicate the loan transactions, our loan growth may be impacted.

The following table summarizes the composition of our commercial loan portfolio at March 31, 2017, and December 31, 2016 based on our most significant industry segments, as classified pursuant to the North American Industrial Classification System standard industry description. These categories are based on the nature of the client’s ongoing business activity as opposed to the collateral underlying an individual loan. To the extent that a client’s underlying business activity changes, classification differences between periods will arise.

Table 9
Commercial Loan Portfolio Composition by Industry Segment
(Dollars in thousands)

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Healthcare	$2,079,774	21	$2,016,041	21
Manufacturing	1,973,573	19	1,843,901	19
Finance and insurance	1,848,267	18	1,669,453	17
Wholesale trade	967,257	10	860,657	9
Professional, scientific and technical services	625,507	6	617,264	6
Real estate, rental and leasing	599,313	6	583,701	6
Administrative, support, waste management and remediation services	521,305	5	537,491	6
Architecture, engineering and construction	311,808	3	298,191	3
Telecommunication and publishing	265,485	3	250,941	3
Retail	241,004	2	231,739	2
All other (1)	678,292	7	739,666	8
Total commercial (2)	$10,111,585	100	$9,649,045	100

(1)	All other consists of numerous smaller balances across a variety of industries with no category greater than 2% of total loans.

(2)	Includes owner-occupied commercial real estate of $2.2 billion at March 31, 2017 and $2.1 billion at December 31, 2016.

Our healthcare portfolio within our commercial portfolio totaled $2.1 billion at March 31, 2017, compared to $2.0 billion at December 31, 2016. We have a specialized niche in the skilled nursing, assisted living, and residential care segment of the healthcare industry. Loan relationships to these providers tend to be larger extensions of credit with borrowers primarily represented by for-profit businesses. At March 31, 2017, 21% of our commercial loan portfolio and 13% of our total loan portfolio was composed of loans extended primarily to operators in this segment to finance the working capital needs and cost of facilities providing such services. The facilities securing the loans are dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Accordingly, our clients and their ability to service this debt may be adversely impacted by the financial health of state or federal payors. In recent years, there have been reductions in the reimbursement rates in certain states and government entities are taking longer to reimburse providers. For example, in the State of Illinois, the Medicaid reimbursement rate was reduced and the budget impasse, which has resulted in the state operating without a budget since June 30, 2015, has contributed to reduced Medicaid payments to healthcare providers. Although our healthcare commercial loan portfolio is well diversified across 28 states, loans to borrowers in the State of Illinois represented our highest geographic concentration of healthcare loans at 21% of the healthcare commercial loan portfolio, or $443.7 million, as of March 31, 2017. The challenged financial condition of the State of Illinois has had some adverse effects on the cash flow position of some of our Illinois-based healthcare borrowers. Despite this impact on client cash flows, to date, the healthcare loan portfolio has experienced minimal defaults and losses. We are actively monitoring the Illinois budget situation and its potential impact on our borrowers to manage the risks presented by the state’s budget problems and overall challenged financial condition. In addition, across the broader healthcare industry, structural changes to government reimbursements may negatively impact performance for managed care facilities as borrowers adapt to the changes, particularly higher cost operators with thinner margins.

Our manufacturing portfolio, representing 19% of our commercial lending portfolio and 13% of the total portfolio at March 31, 2017, is well diversified among sub-industry and product types. The manufacturing industry classification is a key component of our core business. During the second half of 2015 and into 2016, the U.S. manufacturing sector experienced a significant slowdown, as evidenced by declines or slowing rates of growth in a number of key indicators, due in part to the economic headwinds of lower commodity prices (including oil and gas prices) and a strong U.S. dollar, with particular stress faced by durable goods manufacturing. Although the U.S. manufacturing sector began to rebound toward the end of 2016 and into the first quarter 2017, the sector’s performance may continue to experience volatility due to the impact of commodity prices, currency exchange rates, possible U.S. corporate tax reform, U.S. political developments, and broader geopolitical developments on this sector. Stress or volatility experienced by the U.S. manufacturing sector specifically could adversely impact our existing loan portfolio and/or our future loan growth rate.

The third largest segment of our commercial loan portfolio is the finance and insurance portfolio, which increased $178.8 million since December 31, 2016 and now represents 18% of our commercial lending portfolio at March 31, 2017 compared to 17% at December 31, 2016. Specialty finance loans totaled $493.5 million as of March 31, 2017, compared to $496.1 million at December 31, 2016. Specialty finance lending represents loans to nonbank specialty finance lenders that provide various types of financing to their customers, such as consumer financing, auto financing, equipment financing or other types of asset-based lending. During the three months ended March 31, 2017, amounts outstanding under bridge lines to private equity funds, which provide liquidity as a bridge to the next capital call from their investors, increased by $57.6 million to $298.2 million at March 31, 2017. The draw repayment terms of such loans are generally between 90 and 120 days and, given their purpose, these draws generally remain outstanding for a short period of time. Amounts outstanding under these lines generally will fluctuate from quarter to quarter given their transactional nature.

The following table summarizes our CRE and construction loan portfolios by collateral type at March 31, 2017, and December 31, 2016.

Table 10
Commercial Real Estate and Construction Loan Portfolios by Collateral Type
(Dollars in thousands)

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Commercial Real Estate
Multi-family	$1,059,403	25	$993,352	24
Retail	861,577	20	822,811	20
Office	719,125	17	716,775	17
Healthcare	395,321	9	371,961	9
Industrial/warehouse	577,544	13	493,257	12
Land	204,198	5	232,756	6
Residential 1-4 family	39,582	1	56,730	1
Mixed use/other	421,219	10	433,083	11
Total commercial real estate	$4,277,969	100	$4,120,725	100
Construction
Multi-family	$64,079	19	$121,983	29
Healthcare	24,067	7	22,027	5
Retail	44,698	14	61,791	15
Office	15,118	5	18,800	4
Condominiums	37,039	11	36,846	9
Industrial/warehouse	43,813	13	77,079	18
Residential 1-4 family	37,008	11	26,013	6
Mixed use/other	64,953	20	53,416	14
Total construction	$330,775	100	$417,955	100
* Less than 0.1%

Of the combined CRE and construction portfolios, the three largest categories at March 31, 2017, were multi-family, retail and office, which represented 24%, 20% and 16% of the combined portfolios, respectively. Generally, we are a short-to-intermediate term real estate lender, and our CRE and construction portfolio strategies focus on core real estate classes in the markets in which we operate and established sponsors and developers with which we have prior experience, other banking relationships, or the opportunity to offer comprehensive banking relationships. The multi-family asset type is diversified with a combination of stabilization of prior construction projects, existing property improvements, and stable assets with recurring cash flows. Payoffs during the three months ended March 31, 2017 included property sales and refinancing into the long-term market.

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

The following table summarizes our credit relationships with commitments greater than $25 million as of March 31, 2017, and December 31, 2016.

Table 11
Client Relationships with Commitments Greater Than $25 Million
(Dollars in thousands)

	March 31, 2017	December 31, 2016
Commitments greater than $25 million
Number of client relationships	182	182
Percentage that are commercial and industrial businesses	86%	84%
Aggregate amount of commitments	$6,200,586	$6,153,929
Funded loan balances	$3,707,572	$3,620,321
Funded loan balances as a percent of total loan portfolio	24%	24%
As part of the risk-based deposit insurance assessment framework, the FDIC has established a regulatory classification of “higher-risk assets,” which include higher-risk commercial and industrial loans (funded and unfunded), construction and development loans (funded and unfunded), non-traditional mortgages, and higher-risk consumer loans. As part of our overall portfolio risk management, we have developed a plan to manage our level of higher-risk assets relative to our capital position and within our overall risk appetite and generally have focused in recent periods on being selective in originating loans that are classified as higher-risk assets. The following table summarizes our higher-risk assets as of March 31, 2017, and December 31, 2016.

Table 12 (1)
Higher-Risk Assets
(Amounts in thousands)

	March 31, 2017		December 31, 2016
	Outstanding	Unfunded Commitment	Outstanding	Unfunded Commitment
Commercial and industrial	$1,884,247	$594,181	$1,665,123	$611,301
Construction and development	493,745	647,848	619,201	539,166
Non-traditional mortgages	766	—	774	—
Consumer	6,808	—	8,770	—
Total	$2,385,566	$1,242,029	$2,293,868	$1,150,467
As a percentage of total loans/unfunded commitments	15%	19%	15%	18%

(1)	Loan category classification is based on the FDIC’s regulatory definitions.

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

Maturity and Interest Rate Sensitivity of Loan Portfolio

The following table summarizes the maturity distribution of our loan portfolio as of March 31, 2017, by category, as well as the interest rate sensitivity of loans in these categories that have maturities in excess of one year.

Table 13
Maturities and Sensitivities of Loans to Changes in Interest Rates (1)
(Amounts in thousands)

	As of March 31, 2017
	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years	Total
Commercial	$2,471,023	$7,411,736	$228,826	$10,111,585
Commercial real estate	1,451,388	2,447,928	378,653	4,277,969
Construction	124,724	186,441	19,610	330,775
Residential real estate	8,066	83	610,509	618,658
Home equity	9,181	62,977	40,796	112,954
Personal	101,269	38,271	175	139,715
Total	$4,165,651	$10,147,436	$1,278,569	$15,591,656
Loans maturing after one year:
Predetermined (fixed) interest rates		$136,525	$391,652
Floating interest rates		10,010,911	886,917
Total		$10,147,436	$1,278,569

(1)
Maturities are based on contractual maturity date. Actual timing of repayment may differ from those reflected in the table as clients may choose to pre-pay their outstanding balance prior to the contractual maturity date.

Of the $10.9 billion in loans maturing after one year with a floating interest rate, $1.2 billion are subject to interest rate floors, of which $218.3 million, or 18%, had such floors in effect at March 31, 2017. For further analysis and information related to interest rate sensitivity, see Item 3 “Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

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

Table 14
Nonperforming Assets and Restructured and Past Due Loans
(Dollars in thousands)

	2017	2016
	March 31	December 31	September 30	June 30	March 31
Nonaccrual loans:
Commercial	$67,547	$69,453	$72,277	$48,502	$41,374
Commercial real estate	9,649	6,316	6,007	7,733	8,242
Residential real estate	4,763	4,591	4,124	3,993	3,900
Personal and home equity	3,080	3,328	4,964	5,196	5,554
Total nonaccrual loans	85,039	83,688	87,372	65,424	59,070
90 days past due loans (still accruing interest)	—	—	—	—	—
Total nonperforming loans	85,039	83,688	87,372	65,424	59,070
OREO	8,888	10,203	12,035	14,532	14,806
Total nonperforming assets	$93,927	$93,891	$99,407	$79,956	$73,876
Nonaccrual troubled debt restructured loans (included in nonaccrual loans):
Commercial	$32,795	$33,141	$29,805	$35,838	$20,285
Commercial real estate	5,101	5,857	5,980	7,331	7,854
Residential real estate	1,227	1,534	1,212	—	—
Personal and home equity	2,604	3,081	4,226	5,737	5,763
Total nonaccrual troubled debt restructured loans	$41,727	$43,613	$41,223	$48,906	$33,902
Restructured loans accruing interest:
Commercial	$85,974	$63,711	$61,764	$40,512	$26,830
Construction	—	—	—	143	—
Personal and home equity	1,934	2,291	2,501	2,522	2,005
Total restructured loans accruing interest	$87,908	$66,002	$64,265	$43,177	$28,835
Special mention loans	$100,660	$179,611	$145,204	$154,691	$121,239
Potential problem loans	$198,669	$123,345	$133,533	$98,817	$136,322
30-89 days past due loans	$14,934	$10,588	$5,374	$14,522	$15,732
Nonperforming loans to total loans	0.55%	0.56%	0.60%	0.47%	0.44%
Nonperforming loans to total assets	0.42%	0.42%	0.46%	0.36%	0.33%
Nonperforming assets to total assets	0.46%	0.47%	0.52%	0.44%	0.42%
Allowance for loan losses as a percent of nonperforming loans	229%	222%	206%	258%	280%

Nonperforming loans totaled $85.0 million at March 31, 2017, compared to $83.7 million at December 31, 2016, and $59.1 million at March 31, 2016. Nonperforming loan inflows, which are primarily composed of potential problem loans moving through the workout process (i.e., moving from potential problem to nonperforming status), were $14.8 million for the three months ended March 31, 2017, with two credit relationships representing 73% of total inflows for the period. Nonperforming loans as a percent of total loans were 0.55% at March 31, 2017, compared to 0.56% at December 31, 2016, and 0.44% at March 31, 2016.

OREO declined $1.3 million, or 13% to $8.9 million from $10.2 million at December 31, 2016, as inflows to OREO were more than offset by sales of OREO and valuation adjustments as we continue to dispose and settle properties.

As a result of the activity described above for nonperforming loans and OREO, nonperforming assets remained consistent to year end 2016, and increased 27% from March 31, 2016. Nonperforming assets as a percentage of total assets were 0.46% at March 31, 2017, compared to 0.47% at December 31, 2016 and 0.42% at March 31, 2016.

As of March 31, 2017, special mention and potential problem loans in aggregate totaled $299.3 million, decreasing $3.6 million from December 31, 2016. As a percentage of total loans, special mention and potential problem loans were 1.9% at March 31, 2017, compared to 2.0% at year end. At March 31, 2017, commercial loans comprised $190.2 million, or 96% of total potential problems loan, with six credit relationships representing over 60% of the total. Restructured loans accruing interest increased $21.9 million from December 31, 2016, primarily related to three credits. Because our loan portfolio contains loans that may be larger in size, changes in the performance of larger credits may from time to time create fluctuations in our credit quality metrics, including nonperforming, special mention, and potential problem loans.

The following table presents changes in our nonperforming loans for the past five quarters.

Table 15
Nonperforming Loans Rollforward
(Amounts in thousands)

	Three Months Ended
	2017	2016
	March 31	December 31	September 30	June 30	March 31
Nonperforming loans:
Balance at beginning of period	$83,688	$87,372	$65,424	$59,070	$53,749
Additions:
New nonaccrual loans (1)	14,797	5,388	40,513	17,076	24,720
Reductions:
Return to performing status	(3,883)	—	(1,161)	—	(907)
Paydowns and payoffs, net of advances	(9,271)	(7,832)	(11,720)	(7,185)	(6,920)
Net sales	—	(377)	(450)	(8)	—
Transfer to OREO	(13)	(76)	(130)	(674)	(9,294)
Transfer to loans held-for-sale	—	—	—	—	—
Charge-offs	(279)	(787)	(5,104)	(2,855)	(2,278)
Total reductions	(13,446)	(9,072)	(18,565)	(10,722)	(19,399)
Balance at end of period	$85,039	$83,688	$87,372	$65,424	$59,070
Nonaccruing troubled debt restructured loans (included in nonperforming loans):
Balance at beginning of period	$43,613	$41,223	$48,906	$33,902	$39,171
Additions:
New nonaccrual troubled debt restructured loans (1)	7,876	5,103	73	16,972	1,353
Reductions:
Return to performing status	(3,883)	—	(882)	—	(339)
Paydowns and payoffs, net of advances	(5,879)	(2,546)	(6,205)	18	(5,549)
Net sales	—	—	(450)	—	—
Transfer to OREO	—	—	(95)	(322)	(681)
Charge-offs	—	(167)	(124)	(1,664)	(53)
Total reductions	(9,762)	(2,713)	(7,756)	(1,968)	(6,622)
Balance at end of period	$41,727	$43,613	$41,223	$48,906	$33,902

(1)	Amounts represent loan balances as of the end of the month in which loans were classified as new nonaccrual loans.

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

Table 16
Allocation of Allowance for Loan Losses
(Dollars in thousands)

	March 31, 2017	% of Total	December 31, 2016	% of Total
Commercial	$151,293	78	$141,047	76
Commercial real estate	29,832	15	30,626	17
Construction	5,644	3	6,087	3
Residential real estate	5,314	3	3,734	2
Home equity	1,721	1	2,300	1
Personal	811	*	1,971	1
Total	$194,615	100	$185,765	100
Specific reserve	$20,175	10	$11,938	6
General reserve	$174,440	90	$173,827	94
Recorded Investment in Loans:
Ending balance, specific reserve	$172,947		$149,690
Ending balance, general allocated reserve	15,418,709		14,906,551
Total loans at period end	$15,591,656		$15,056,241

*	Less than 1%

Specific Component of the Allowance

The specific reserve requirement is the summation of individual reserves related to impaired loans that are analyzed on a loan-by-loan basis at the balance sheet date. At March 31, 2017, the specific reserve component of the allowance totaled $20.2 million, up from $11.9 million at December 31, 2016. Specific reserves levels increased $8.2 million from year-end, resulting from impaired loan development and higher reserves required on impaired loans. Of the $172.9 million in impaired loans at March 31, 2017, and the $149.7 million in impaired loans at December 31, 2016, 41% and 25%, respectively, required a specific reserve.

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

Our methodology uses our default and loss history over the look-back period to establish a probability of default (“PD”) for each product type (and, in some cases, sub-segments within a product type) and risk rating, as well as an expected loss given default (“LGD”) for each product type. For our consumer portfolio, we assign a PD to each delinquency stratification and LGD to collateral position or size of credit for personal loans instead of product type. Our methodology applies the PD and LGD to the applicable loan balances and produces a loss estimate by product that is inclusive of the loss emergence period.

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

In our evaluation of the quantitatively-determined amount and the adequacy of the allowance at March 31, 2017, we considered a number of factors for each product consistent with the considerations discussed in the prior paragraph. The following describes the primary management qualitative adjustments made to each product type in determining our reserve levels at March 31, 2017:

•
Commercial - Management increased the model output for this product type to reflect: the overall slowdown in the U.S. manufacturing industry by considering our own PD versus industry-wide default rates, increased leverage metrics on existing borrowers within the portfolio, competitive loan structures in the industry, and healthcare as influenced by some credit migration within the portfolio. Management increased LGDs used for the general commercial and industrial segment to reduce the impact of recoveries relating to loans charged off in older periods. Management also increased the LGDs used for the asset-based lending sub-segment based on industry data because we do not have meaningful loss experience in our current look-back period for this sub-segment.

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

•	Consumer - Management increased the model output to reflect idiosyncratic performance of certain sub-portfolios within the residential portfolio.
Management also considers a pro-rated amount and characteristics of the accruing TDRs that occurred during the period from the general reserve formulas as a proxy for potentially heightened risk in the portfolio when establishing final reserve requirements. For the quarter ended March 31, 2017, the net impact on the general reserve due to the increase in accruing TDRs was a reduction of $2.3 million.

In determining our reserve levels at March 31, 2017, we established a general reserve that includes management’s qualitative assessment discussed above, which increased the reserve to a higher output than the model’s quantitative output, in total. This judgment was influenced primarily by recent indicators in our commercial portfolio, such as the increasing leverage metrics for some existing borrowers, impact of commodity prices in certain sectors of the manufacturing portfolio, changes in underwriting standards, and volume and nature of loan growth, which have not yet been fully incorporated into the model output.

The general allocated component of the allowance increased by $613,000, from $173.8 million at December 31, 2016, to $174.4 million at March 31, 2017. The increase in the general allocated reserve primarily reflects the $535.4 million growth in the loan portfolio in the first three months of 2017 and changes in the credit quality of the existing portfolio for certain sectors in the commercial portfolio, which was partially offset by the impact from the restructuring of certain loans during the quarter, as reflected in the change in restructured loans accruing interest from year end.

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

Although we determine the amount of each element of the allowance separately and consider this process to be an important credit management tool, the entire allowance is available to absorb losses across the entire loan portfolio.

Management evaluates the adequacy of the allowance for loan losses and reviews the underlying methodology with the Audit Committee of the Board of Directors quarterly. As of March 31, 2017, management concluded the allowance for loan losses was adequate (i.e., sufficient to absorb losses that are inherent in the portfolio at that date, including for those loans where the loss is not yet identifiable).

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

Table 17
Allowance for Credit Losses and Summary of Loan Loss Experience
(Dollars in thousands)

	Three Months Ended
	2017	2016
	March 31	December 31	September 30	June 30	March 31
Change in allowance for loan losses:
Balance at beginning of period	$185,765	$180,268	$168,615	$165,356	$160,736
Loans charged-off:
Commercial	(211)	(641)	(4,870)	(2,838)	(78)
Commercial real estate	(111)	—	—	(13)	(1,497)
Construction	(21)	—	—	—	—
Residential real estate	(60)	(102)	(240)	(33)	(484)
Home equity	—	—	—	(34)	(192)
Personal	(12)	(48)	(10)	(17)	(150)
Total charge-offs	(415)	(791)	(5,120)	(2,935)	(2,401)
Recoveries on loans previously charged-off:
Commercial	455	102	727	66	187
Commercial real estate	331	38	12	449	296
Construction	7	20	67	13	19
Residential real estate	28	17	43	20	19
Home equity	31	27	39	65	34
Personal	35	11	10	11	30
Total recoveries	887	215	898	624	585
Net recoveries (charge-offs)	472	(576)	(4,222)	(2,311)	(1,816)
Provisions charged to operating expense	8,378	6,073	15,875	5,570	6,436
Balance at end of period	$194,615	$185,765	$180,268	$168,615	$165,356
Reserve for unfunded commitments (1)	$17,893	$17,140	$15,647	$13,729	$12,354
Allowance as a percent of loans at period end	1.25%	1.23%	1.23%	1.20%	1.23%
Average loans, excluding covered assets	$15,380,536	$14,049,715	$14,297,229	$13,693,824	$13,311,733
Ratio of net (recoveries) charge-offs (annualized) to average loans outstanding for the period	-0.01%	0.02%	0.12%	0.07%	0.05%
Allowance for loan losses as a percent of nonperforming loans	229%	222%	206%	258%	280%

(1)	Included in other liabilities on the consolidated statements of financial condition.

Activity in the Allowance for Loan Losses

The allowance for loan losses increased $8.9 million to $194.6 million at March 31, 2017, from $185.8 million at December 31, 2016, and was largely reflective of impaired loan development and higher reserves required on impaired loan that drove an increase in the specific reserve. The allowance for loan losses to total loans ratio was 1.25% at March 31, 2017, compared to 1.23% at December 31, 2016.

Gross charge-offs were $415,000 for first quarter 2017, compared to $2.4 million for the year ago period and $791,000 for fourth quarter 2016. Commercial loans comprised 51% of total charge-offs in first quarter 2017.

The provision for loan losses is the expense recognized in the consolidated statements of income to adjust the allowance for loan losses to the level deemed appropriate by management, as determined through application of our allowance methodology. The provision for loan losses for the three months ended March 31, 2017 was $8.4 million, up from $6.1 million for the prior quarter and $6.4 million for first quarter 2016. The provision will fluctuate from period to period depending on the level of loan growth and unevenness in credit quality due to the size of individual credits, and we expect our provision expense going forward to be driven by changes to the general allocated reserve component due to overall loan growth and credit performance and, if necessary, any new specific reserves that may be required.

Reserve for Unfunded Commitments

In addition to the allowance for loan losses, we maintain a reserve for unfunded commitments at a level we believe to be sufficient to absorb estimated probable losses related to unfunded credit facilities. During the three months ended March 31, 2017, our reserve for unfunded commitments increased $753,000 from $17.1 million at December 31, 2016, to $17.9 million and was largely comprised of general reserves at March 31, 2017. Net adjustments to the reserve for unfunded commitments are included in other non-interest expense in the consolidated statements of income. Unfunded commitments, excluding covered assets, totaled $6.8 billion at March 31, 2017 and December 31, 2016. At March 31, 2017, unfunded commitments with maturities of less than one year approximated $1.8 billion. For further information on our unfunded commitments, refer to Note 16 of “Notes to Consolidated Financial Statements” in Item 1 of this Quarterly Report on Form 10-Q.

COVERED ASSETS

At March 31, 2017 and December 31, 2016, covered assets represent acquired residential mortgage loans and foreclosed loan collateral covered under a loss share agreement with the FDIC and include an indemnification receivable representing the present value of the expected reimbursement from the FDIC related to expected losses on the covered assets. The loss share agreement will expire on September 30, 2019.

Total covered assets, net of allowance for covered loan losses, declined by $1.0 million, or 6%, from $17.3 million at December 31, 2016 to $16.3 million at March 31, 2017. The reduction was primarily attributable to $657,000 in principal paydowns, net of advances. At March 31, 2017, the indemnification receivable totaled $917,000, compared to $939,000 at December 31, 2016. Because the remaining covered assets largely represent single-family mortgages, we do not expect a significant change in balances from period to period. Total delinquent and nonperforming covered loans totaled $2.2 million at March 31, 2017, and $3.6 million at December 31, 2016.

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

We maintain liquidity at levels we believe sufficient to meet anticipated client liquidity needs, fund anticipated loan growth, and selectively purchase securities and investments. Liquid assets refer to cash on hand, Federal funds (“Fed funds”) sold and securities. Net liquid assets represent liquid assets less the amount of such assets pledged to secure deposits, repurchase agreements, FHLB advances and FRB borrowings that require collateral and to satisfy contractual obligations. Net liquid assets at the Bank were $3.9 billion and $4.0 billion at March 31, 2017 and December 31, 2016, respectively.

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

The primary sources of funding for the Holding Company include dividends received from the Bank, intercompany tax reimbursements from the Bank, and proceeds from the issuance of senior and subordinated debt and equity. As an additional source of funding, the Holding Company has a 364-day revolving line of credit with a group of commercial banks allowing borrowings of up to $60.0 million in total. As of March 31, 2017, no amounts were drawn on the facility. The Holding Company had $44.5 million in cash at March 31, 2017, compared to $52.8 million at December 31, 2016.

Our cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $33.9 million from the prior year period to $146.5 million for the three months ended March 31, 2017. Cash flows from investing activities reflect the impact of growth in loans and investments acquired for our interest-earning asset portfolios, as well as asset maturities and sales. For the three months ended March 31, 2017, net cash used in investing activities was $686.7 million, compared to $370.8 million for the prior year period, largely reflecting a net increase in loans during the comparative period. Cash flows from financing activities include transactions and events whereby cash is obtained from and/or paid to depositors, creditors or investors. Net cash provided by financing activities for the three months ended March 31, 2017, was $293.4 million, compared to $345.0 million for the prior year period. The current period reflected net decreases in FHLB advances of $350.0 million and a net increase in deposit accounts of $643.5 million.

Deposits

Our deposit base is predominately composed of middle market commercial client relationships from a diversified industry base. We offer a suite of deposit and cash management products and services that support our efforts to attract and retain commercial clients. These deposits are generated principally through the development of long-term relationships with clients. Approximately 69% of our deposits at March 31, 2017, were accounts managed by our commercial business groups.

Through our community banking and private wealth groups, we offer a variety of small business and personal banking products, including checking, savings and money market accounts and certificates of deposit (“CDs”). Approximately 26% of our deposits at March 31, 2017, were accounts managed by our community banking and private wealth groups.

Public fund balances, denoting the funds held on account for municipalities and other public entities, are included as part of our total deposits. We enter into specific agreements with certain public clients to pledge collateral, primarily securities, in support of their balances on deposit. At March 31, 2017, we had public funds on deposit totaling $770.6 million, or approximately 5% of our deposits. Changes in public fund balances are influenced by the tax collection activities of the various municipalities as well as the general level of interest rates.

The following table provides a comparison of deposits by category for the periods presented.

Table 18
Deposits
(Dollars in thousands)

	March 31, 2017	% of Total	December 31, 2016	% of Total	% Change in Balances
Noninterest-bearing demand deposits	$5,258,941	31	$5,196,587	32	1
Interest-bearing demand deposits	2,176,619	13	1,942,992	12	12
Savings deposits	443,934	3	439,689	3	1
Money market accounts	6,285,087	38	6,144,950	38	2
Time deposits	2,544,134	15	2,341,011	15	9
Total deposits	$16,708,715	100	$16,065,229	100	4

Total deposits at March 31, 2017, increased $643.5 million, or 4%, to $16.7 billion from year end 2016. Total average deposit growth since year end 2016 was $245.5 million. Given the predominantly commercial nature of our client base, we experience fluctuations in our deposit base from time to time due to large deposit movements in certain client accounts, such as in connection with client-specific corporate acquisitions and divestitures. In addition to the quarter-to-quarter fluctuations in deposit balances that we sometimes experience given client-specific events, the nature of our commercial client base has historically led to gradually increasing deposit balances in the second half of the year compared to the first half, although there is no assurance that this historical trend will continue. Our loan to deposit ratio was 93% at March 31, 2017, compared to 94% at December 31, 2016.

Since December 31, 2016, we have added $449.0 million in new deposits from clients in the financial services industry, such as securities broker-dealers (“BDs”) for which we serve as a program bank in their cash sweep programs (as discussed in more detail below under “Brokered Deposits”), hedge funds and fund administrators and futures commission merchants (“FCMs”). Financial services clients have a higher propensity to generate larger transactional flows than our typical commercial client, which can result in temporary deposits, especially around period ends. Furthermore, some of these deposits, particularly from hedge funds, fund administrators and FCMs, may exhibit elevated volatility due to the more complex liquidity and cash flow needs of the depositors given the nature of their businesses. This volatility can further contribute to the quarter-to-quarter fluctuations in our deposit base. Notwithstanding the larger transactional flows and potential for elevated volatility, we intend to continue utilizing deposits from financial services firms to meet our funding requirements from client needs, such as loan growth. In light of our loan-to-deposit levels and loan growth over the past several periods, our continuing growth of our loan portfolio may be influenced in part by our ability to continue attracting deposits, including those from financial services clients.

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

Table 19
Large Deposit Relationships
(Dollars in thousands)

	2017	2016
	March 31	December 31	March 31
Ten largest depositors:
Deposit amounts	$2,265,902	$2,378,709	$2,127,767
Percentage of total deposits	14%	15%	15%
Classified as brokered deposits	$1,676,215	$1,399,271	$1,251,484

Deposit Relationships of $75 Million or More:
Deposit amounts	$4,258,027	$4,383,939	$3,133,630
Percentage of total deposits (all relationships)	25%	27%	22%
Percentage of total deposits (financial services businesses only)	16%	15%	14%
Number of deposit relationships	30	31	21
Classified as brokered deposits	$2,382,704	$2,284,536	$1,788,892

Brokered Deposits

Table 20
Brokered Deposit Composition
(Dollars in thousands)

	2017	2016
	March 31	December 31	March 31
Noninterest-bearing demand deposits	$481,324	$398,015	$324,782
Interest-bearing demand deposits	769,667	651,997	250,123
Savings deposits	1,135	1,115	1,110
Money market accounts	1,720,255	1,706,459	1,824,525
Time deposits:
Traditional	615,763	505,817	437,391
CDARS (1)	316,106	150,656	197,198
Other	18,540	27,319	50,676
Total time deposits	950,409	683,792	685,265
Total brokered deposits	$3,922,790	$3,441,378	$3,085,805
Brokered deposits as a % of total deposits	23%	21%	21%

(1)	The CDARS® deposit program is a deposit services arrangement that effectively achieves FDIC deposit insurance for jumbo deposit relationships.

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

Total brokered deposits, as defined for regulatory reporting purposes, represented 23% of total deposits at March 31, 2017, compared to 21% of total deposits at December 31, 2016. Traditional brokered time deposits represented 4% of total deposits at March 31, 2017 and 3% of total deposits at December 31, 2016. Traditional brokered deposits have a weighted average maturity date of approximately 2 years.
As noted above, a significant source of non-traditional brokered deposits are cash sweep programs operated by BDs. At March 31, 2017, and December 31, 2016, $1.6 billion, or approximately 42%, and $1.7 billion, or approximately 48%, respectively, of our total regulatory-defined brokered deposits consisted of indexed deposits from cash sweep programs operated by BDs for which we serve as a program bank. Cash sweep programs enable the BDs’ brokerage clients to “sweep” their cash balances into an omnibus bank deposit account established at a third-party depository institution by the BD as agent or custodian for the benefit of its clients. The contracts governing our participation as a program bank have a specified term, set forth the pricing terms for the deposits and generally provide for minimum and maximum deposit levels that the BDs will have with us at any given time.

Unlike traditional brokered time deposits, cash sweep program deposits are typically maintained in money market accounts and may be eligible for FDIC pass-through insurance. As of March 31, 2017, approximately 85% of the cash sweep program deposit balances were attributable to BDs who have had a deposit relationship with us for more than four years. In Table 19, Large Deposit Relationships, above, $1.6 million of cash sweep program deposits (which are indexed to the Fed funds effective or target rate) were included in the deposit amounts attributable to deposit relationships of $75.0 million or more.

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

•
FHLB Advances - As a member of the FHLB Chicago, we have access to borrowing capacity, which is uncommitted and subject to change based on the availability of acceptable collateral to pledge and the level of our investment in stock of the FHLB Chicago. FHLB advances can be either short-term or long-term borrowings. Short-term advances historically have had a term of one to three days. Of the total $1.2 billion in short-term FHLB advances outstanding at March 31, 2017, $840.0 million represented overnight funding and was repaid on April 3, 2017.

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

•
Long-Term Debt, excluding FHLB Advances - As of March 31, 2017, we had outstanding $167.7 million of variable and fixed rate unsecured junior subordinated debentures issued to four statutory trusts that issued Trust Preferred Securities, which currently qualify as Tier 1 capital and mature as follows: $8.2 million in 2034; $92.8 million in 2035 and $66.6 million in 2068. We also had outstanding $120.7 million of fixed rate unsecured subordinated debentures, which currently qualify as Tier 2 capital and mature in 2042.

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

The following table summarizes information regarding our outstanding borrowings and additional borrowing capacity for the periods presented:
Table 21
Borrowings
(Dollars in thousands)

	March 31, 2017			December 31, 2016
	Amount	Rate		Amount	Rate
Outstanding:
Short-Term
Federal funds	$—	—%		$—	—%
FRB discount window	—	—%		—	—%
Repurchase agreements	—	—%		—	—%
FHLB advances	1,190,000	0.82%		1,540,000	0.63%
Revolving line of credit (a)	—	—%		—	—%
Other borrowings	1,877	—%		1,773	0.18%
Total short-term borrowings (1)	$1,191,877			$1,541,773
Long-term
Junior subordinated debentures (a)	$167,661	5.68%	(2)	$167,651	5.58%	(2)
Subordinated debentures (a)	120,674	7.125%		120,659	7.125%
FHLB advances	50,000	3.75%	(3)	50,000	3.75%	(3)
Total long-term borrowings	$338,335			$338,310
Unused Availability:
Federal funds (4)	$660,500			$620,500
FRB discount window (5)	773,564			668,412
FHLB advances (6)	1,329,832			648,199
Revolving line of credit	60,000			60,000

(a)	Represents a borrowing at the holding company. The other borrowings are at the Bank.

(1)
Also included in short-term borrowings on the Consolidated States of Financial Condition but not included in this table are amounts related to certain loan participation agreements for loans originated by us that were classified as secured borrowings because they did not qualify for sale accounting treatment. As of March 31, 2017, and December 31, 2016, these loan participation agreements totaled $3.4 million and $3.0 million, respectively. Corresponding amounts were recorded within the loan balance on the consolidated statements of financial condition as of each of these dates.

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

(6)
Our FHLB borrowing availability is subject to change based on the availability of acceptable collateral for pledging (such as loans and securities) and the level of our investment in stock of the FHLB Chicago. We would be required to invest an additional $59.8 million in FHLB Chicago stock to obtain this level of borrowing capacity.

CAPITAL

Equity totaled $2.0 billion at March 31, 2017, increasing by $75.3 million compared to December 31, 2016, primarily attributable to $58.0 million of net income for the three months ended March 31, 2017 and $16.5 million in connection with various share-based compensation activity, including stock option exercises and expense in connection with annual awards issued during first quarter 2017.

Shares Issued in Connection with Share-Based Compensation Plans and Stock Repurchases

We issue new shares to fulfill our obligation to issue shares granted pursuant to share-based compensation plans. For the three months ended March 31, 2017, we issued 280,100 shares of common stock in connection with such plans largely due to annual equity award grants and the exercise of stock options, net of forfeitures.

We currently do not have a stock repurchase program in place; however, we have repurchased shares in connection with the administration of our employee benefit plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock or stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options. For the three months ended March 31, 2017, we repurchased 105,764 shares of common stock at an average price of $58.04 per share.

Dividends

We declared dividends of $0.01 per common share during first quarter 2017, unchanged from first quarter 2016. Based on our closing stock price on March 31, 2017, of $59.37 per share, the annualized dividend yield on our common stock was 0.07%. The dividend payout ratio, which represents the percentage of common dividends declared to stockholders to basic earnings per share, was 1.39% for first quarter 2017 compared to 1.60% for first quarter 2016. We have no current plans to raise the amount of dividends currently paid on our common stock. Furthermore, the merger agreement that we have entered into with CIBC restricts us from increasing our dividend prior to the merger without the prior consent of CIBC, which we would not expect to receive.

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

In addition to the minimum risk-based capital requirements, we are required to maintain a minimum capital conservation buffer, in the form of common equity Tier 1 capital, in order to avoid restrictions on capital distributions (including dividends and stock repurchases) and discretionary bonuses to senior executive management. The required amount of the capital conservation buffer is being phased-in, beginning at 0.625% on January 1, 2016 and increasing by an additional 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. We have included the 0.625% increase for 2017 in our minimum capital adequacy ratios in the table below. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. As of March 31, 2017, the Company and the Bank would meet all capital adequacy requirements on a fully phased-in basis as if all such requirements were currently in effect.

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

Table 22
Capital Measurements
(Dollars in thousands)

	Actual (1)		FRB Guidelines For Minimum Regulatory Capital Plus Capital Conservation Buffer		Regulatory Minimum For “Well-Capitalized” under FDICIA
	March 31, 2017	December 31, 2016	Ratio	Excess Over Regulatory Minimum at 3/31/17	Ratio	Excess Over “Well Capitalized” under FDICIA at 3/31/17
Regulatory capital ratios:
Total risk-based capital:
Consolidated	12.59%	12.49%	9.250%	$639,652	n/a	n/a
The PrivateBank	12.30	12.17	n/a	n/a	10.00%	$439,934
Tier 1 risk-based capital:
Consolidated	10.83	10.73	7.250%	684,331	n/a	n/a
The PrivateBank	11.16	11.05	n/a	n/a	8.00%	604,982
Tier 1 leverage:
Consolidated	10.33	10.28	4.000%	1,269,571	n/a	n/a
The PrivateBank	10.65	10.59	n/a	n/a	5.00%	1,132,749
Common equity Tier 1:
Consolidated	9.95	9.83	5.750%	803,763	n/a	n/a
The PrivateBank	11.16	11.05	n/a	n/a	6.50%	891,847
Other capital ratios (consolidated) (2):
Tangible common equity to tangible assets	9.35	9.14

(1)	Computed in accordance with the applicable regulations of the FRB in effect as of the respective reporting periods.

(2)
Ratio is not subject to formal FRB regulatory guidance and is a non-U.S. GAAP financial measure. Refer to Table 23, “Non-U.S. GAAP Financial Measures” for a reconciliation from non-U.S. GAAP to U.S. GAAP presentation.

n/a    Not applicable.

As of March 31, 2017, all of our $167.7 million of outstanding junior subordinated debentures held by trusts that issued Trust Preferred Securities are included in Tier 1 capital and all of our outstanding Trust Preferred Securities are redeemable by us at any time, subject to receipt of any required regulatory approvals and, in the case of the remaining $66.6 million of the 10% Trust Preferred Securities issued by PrivateBancorp Capital Trust IV, compliance with the terms of the replacement capital covenant. Our outstanding 7.125% subordinated debentures due 2042 are Tier 2 capital instruments and are redeemable on or after October 30, 2017.

Upon completion of our pending merger with CIBC, we expect the outstanding Trust Preferred Securities will no longer qualify as Tier 1 capital and would be treated as Tier 2 capital under current FRB regulations. Furthermore, we understand that the Trust Preferred Securities would not constitute regulatory capital for CIBC under capital adequacy guidelines in Canada. Although no definitive actions have yet been taken, we expect that, if the CIBC merger is consummated, the 10% Trust Preferred Securities and the 7.125% subordinated debentures would be delisted from NASDAQ and the NYSE, respectively, in connection with the closing of the transaction. The post-merger capital structure of the successor holding company remains under evaluation, and may include the redemption of all of the outstanding subordinated debentures and all or some of the Trust Preferred Securities.

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

Table 23
Non-U.S. GAAP Financial Measures
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	2017	2016
	March 31	December 31	September 30	June 30	March 31
Taxable-equivalent net interest income
U.S. GAAP net interest income	$161,018	$155,381	$145,510	$142,017	$139,518
Taxable-equivalent adjustment	1,245	1,234	1,207	1,194	1,217
Taxable-equivalent net interest income (a)	$162,263	$156,615	$146,717	$143,211	$140,735
Average Earning Assets (b)	$19,651,322	$19,032,922	$18,084,391	$17,285,351	$16,865,659
Net Interest Margin ((a)annualized) / (b)	3.30%	3.23%	3.18%	3.28%	3.30%
Net Revenue
Taxable-equivalent net interest income	$162,263	$156,615	$146,717	$143,211	$140,735
U.S. GAAP non-interest income	37,283	39,412	37,614	37,130	33,602
Net revenue (c)	$199,546	$196,027	$184,331	$180,341	$174,337
Operating Profit
U.S. GAAP income before income taxes	$79,484	$92,901	$75,513	$79,362	$76,225
Provision for loan and covered loan losses	8,408	6,048	15,691	5,569	6,402
Taxable-equivalent adjustment	1,245	1,234	1,207	1,194	1,217
Operating profit	$89,137	$100,183	$92,411	$86,125	$83,844
Efficiency Ratio
U.S. GAAP non-interest expense (d)	$110,409	$95,844	$91,920	$94,216	$90,493
Net revenue	$199,546	$196,027	$184,331	$180,341	$174,337
Efficiency ratio (d) / (c)	55.33%	48.89%	49.87%	52.24%	51.91%
Adjusted Net Income
U.S. GAAP net income available to common stockholders	$57,952	$59,548	$48,892	$50,365	$49,552
Amortization of intangibles, net of tax	320	333	332	332	331
Adjusted net income (e)	$58,272	$59,881	$49,224	$50,697	$49,883
Average Tangible Common Equity
U.S. GAAP average total equity	$1,966,780	$1,910,977	$1,870,109	$1,809,203	$1,747,531
Less: average goodwill	94,041	94,041	94,041	94,041	94,041
Less: average other intangibles	1,002	1,531	2,073	2,613	3,153
Average tangible common equity (f)	$1,871,737	$1,815,405	$1,773,995	$1,712,549	$1,650,337
Return on average tangible common equity ((e) annualized) / (f)	12.63%	13.12%	11.04%	11.91%	12.16%

Table 23
Non-U.S. GAAP Financial Measures (Continued)
(Dollars in thousands)
(Unaudited)

	As of
	2017	2016
	March 31	December 31	September 30	June 30	March 31
Tangible Common Equity
U.S. GAAP total equity	$1,994,991	$1,919,675	$1,882,354	$1,831,150	$1,767,991
Less: goodwill	94,041	94,041	94,041	94,041	94,041
Less: other intangibles	748	1,269	1,809	2,349	2,890
Tangible common equity (g)	$1,900,202	$1,824,365	$1,786,504	$1,734,760	$1,671,060
Tangible Assets
U.S. GAAP total assets	$20,416,218	$20,053,773	$19,105,560	$18,169,191	$17,667,372
Less: goodwill	94,041	94,041	94,041	94,041	94,041
Less: other intangibles	748	1,269	1,809	2,349	2,890
Tangible assets (h)	$20,321,429	$19,958,463	$19,009,710	$18,072,801	$17,570,441
Period-end Common Shares Outstanding (i)	80,024	79,849	79,640	79,464	79,322
Ratios:
Tangible common equity to tangible assets (g) / (h)	9.35%	9.14%	9.40%	9.60%	9.51%
Tangible book value (g) / (i)	$23.75	$22.85	$22.43	$21.83	$21.07

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and our accounting policies are consistent with predominant practices in the financial services industry. Critical accounting policies are those policies that require management to make the most significant estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes. Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements. Management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, income taxes and fair value measurements are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations and, as such, are considered to be critical accounting policies. For additional information regarding critical accounting policies, refer to “Summary of Significant Accounting Policies” presented in Note 1 of “Notes to Consolidated Financial Statements” and the section titled “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations both included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as the section titled “Credit Quality Management and Allowance for Credit Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included earlier in this Form 10-Q. There have been no significant changes in our application of critical accounting policies since December 31, 2016.

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

The majority of our interest-earning assets are floating-rate instruments. At March 31, 2017, approximately 80% of the total loan portfolio is indexed to LIBOR, including 69% indexed to one month LIBOR, and 16% of the total loan portfolio is indexed to the prime rate. Of the $10.9 billion in loans maturing after one year with a floating interest rate, $1.2 billion are subject to interest rate floors, of which 18% were in effect at March 31, 2017, and are reflected in the interest sensitivity analysis below. In addition, commencing in 2016, we have included contractual language in loan agreements that establishes a floor of 0% for loans with LIBOR indices, protecting the Company in the event of negative LIBOR rates. To manage the interest rate risk of our balance sheet, we have the ability to use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments, fixed-rate loans and securities and interest rate swaps.

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

Based on our current simulation modeling assumptions, the following table shows the estimated impact of an immediate change in interest rates as of March 31, 2017 and December 31, 2016.

Analysis of Net Interest Income Sensitivity
(Dollars in thousands)

	Immediate Change in Rates
	-50	+50	+100	+200	+300
March 31, 2017
Dollar change	$(29,888)	$20,528	$44,107	$79,810	$108,024
Percent change	-4.6%	3.1%	6.8%	12.2%	16.6%
December 31, 2016
Dollar change	$(33,101)	$22,413	$44,924	$82,320	$112,094
Percent change	-5.5%	3.6%	7.4%	13.6%	18.5%

The table above illustrates the estimated impact to our net interest income over a one-year period reflected in dollar terms and percentage change. As an example, if there had been an instantaneous parallel shift in the yield curve of +100 basis points on March 31, 2017, net interest income would increase by $44.1 million, or 6.8%, over a twelve-month period, as compared to an increase in net interest income of $44.9 million, or 7.4%, if there had been an instantaneous parallel shift of +100 basis points at December 31, 2016. The decrease in the above interest rate sensitivity at March 31, 2017 compared to December 31, 2016, is due primarily to asset and liability compositional changes. These changes included a decrease in cash on deposit at the Federal Reserve, an increase in investment securities and higher levels of rate-sensitive deposits. The decrease in sensitivity was partially offset by continued growth in rate-sensitive loans during the three months ended March 31, 2017. Based on our modeling, the Company remains in an asset sensitive position and expects to benefit from a rise in interest rates. We note, however, that 80% of our loans are indexed to LIBOR, mostly one-month LIBOR, and there can be no guarantee that action by the Federal Reserve to change the target Fed funds rate will cause an immediate parallel shift in short-term LIBOR. We will continue to periodically review and refine, as appropriate, the assumptions used in our interest rate risk modeling.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following the original announcement of the Company's proposed merger with CIBC in June 2016, three putative class actions were filed on behalf of our public stockholders in the Circuit Court of Cook County, Illinois.  The three actions were consolidated and styled In re PrivateBancorp, Inc. Shareholder Litigation, 2016-CH-08949.  All of the actions named as defendants the Company and each of its directors individually, and asserted that the directors breached their fiduciary duties in connection with the proposed transaction. Two of the complaints were also brought against CIBC and asserted that the Company and CIBC aided and abetted the directors’ alleged breaches. The actions broadly alleged that the transaction was the result of a flawed process, that the price is unfair, and that certain provisions of the merger agreement might dissuade a potential suitor from making a competing offer, among other things.  The plaintiffs later filed a consolidated amended class action complaint adding the allegation that the Company’s directors had failed to disclose material information regarding the merger in the proxy statement/prospectus.

The plaintiffs in the action agreed in principle not to pursue the action as a result of the inclusion of certain additional disclosures (the "Supplemental Disclosures") in the proxy statement/prospectus contained in the registration statement filed by CIBC on October 31, 2016. On March 6, 2017, the parties executed a stipulation of settlement (the "Settlement Agreement"), and on March 7, 2017 the plaintiffs dismissed the action. Pursuant to the Settlement Agreement, the three plaintiffs agreed to voluntarily dismiss the Action, without affecting the claims of the putative class, with leave to reinstate the action if the merger is not consummated on or before June 29, 2017. Defendants in turn agreed to settle plaintiffs' demand for a mootness fee for $185,000, but only upon consummation of the merger. If the merger is not consummated on or before June 29, 2017 and the action is reinstated, the Settlement Agreement will be null and void, and plaintiffs may apply to the court for a mootness fee award, which defendants may oppose, in whole or in part. The Company continues to believe the complaints are without merit, there are substantial legal and factual defenses to the claims asserted, and that proxy statement/prospectus contained in the registration statement first filed by CIBC on August 15, 2016 disclosed all material information prior to the inclusion of the Supplemental Disclosures.

As of March 31, 2017, and in the ordinary course of business, there were various other legal proceedings pending against the Company and our subsidiaries that are incidental to our regular business operations. Management does not believe that the outcome of any of these proceedings will have, individually or in the aggregate, a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of risk factors that could adversely affect our business, financial condition and/or results of operations, refer to Part I, “Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, regarding our business, financial condition and future results. You should also consider information included in this report, including the information set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes the Company’s monthly common stock purchases during the three months ended March 31, 2017, which are solely in connection with the administration of our employee share-based compensation plans. Under the terms of these plans, we accept shares of common stock from plan participants if they elect to surrender previously-owned shares upon exercise of options to cover the exercise price or, in the case of both restricted shares of common stock and stock options, the withholding of shares to satisfy tax withholding obligations associated with the vesting of restricted shares or exercise of stock options.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
January 1 - January 31, 2017	425	$53.71	—	—
February 1 - February 28, 2017	110	55.15	—	—
March 1 - March 31, 2017	105,229	58.06	—	—
Total	105,764	$58.04	—	—

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

101 (a)
The following financial statements from the PrivateBancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 10, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Date: May 10, 2017